Form 10-Q
period 2017-06-30
T-Mobile US, Inc.
filed 2017-07-20
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 17, 2017
Common Stock, $0.00001 par value per share	831,048,573

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$181	$5,500
Accounts receivable, net of allowances of $83 and $102	1,719	1,896
Equipment installment plan receivables, net	2,060	1,930
Accounts receivable from affiliates	32	40
Inventories	1,208	1,111
Asset purchase deposit	—	2,203
Other current assets	1,580	1,537
Total current assets	6,780	14,217
Property and equipment, net	21,423	20,943
Goodwill	1,683	1,683
Spectrum licenses	35,060	27,014
Other intangible assets, net	296	376
Equipment installment plan receivables due after one year, net	1,102	984
Other assets	815	674
Total assets	$67,159	$65,891
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$6,225	$7,152
Payables to affiliates	155	125
Short-term debt	522	354
Short-term debt to affiliates	680	—
Deferred revenue	851	986
Other current liabilities	395	405
Total current liabilities	8,828	9,022
Long-term debt	13,206	21,832
Long-term debt to affiliates	14,086	5,600
Tower obligations	2,606	2,621
Deferred tax liabilities	5,188	4,938
Deferred rent expense	2,660	2,616
Other long-term liabilities	971	1,026
Total long-term liabilities	38,717	38,633
Commitments and contingencies (Note 9)
Stockholders' equity
5.50% Mandatory Convertible Preferred Stock Series A, par value $0.00001 per share, 100,000,000 shares authorized; 20,000,000 and 20,000,000 shares issued and outstanding; $1,000 and $1,000 aggregate liquidation value	—	—
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 832,476,169 and 827,768,818 shares issued, 831,021,302 and 826,357,331 shares outstanding	—	—
Additional paid-in capital	38,946	38,846
Treasury stock, at cost, 1,454,867 and 1,411,487 shares issued	(4)	(1)
Accumulated other comprehensive income	3	1
Accumulated deficit	(19,331)	(20,610)
Total stockholders' equity	19,614	18,236
Total liabilities and stockholders' equity	$67,159	$65,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(in millions, except share and per share amounts)		(As Adjusted - See Note 1)		(As Adjusted - See Note 1)
Revenues
Branded postpaid revenues	$4,820	$4,509	$9,545	$8,811
Branded prepaid revenues	2,334	2,119	4,633	4,144
Wholesale revenues	234	207	504	407
Roaming and other service revenues	57	53	92	104
Total service revenues	7,445	6,888	14,774	13,466
Equipment revenues	2,506	2,188	4,549	4,039
Other revenues	262	211	503	446
Total revenues	10,213	9,287	19,826	17,951
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,518	1,429	2,926	2,850
Cost of equipment sales	2,846	2,619	5,532	4,993
Selling, general and administrative	2,915	2,772	5,870	5,521
Depreciation and amortization	1,519	1,575	3,083	3,127
Cost of MetroPCS business combination	—	59	—	95
Gains on disposal of spectrum licenses	(1)	—	(38)	(636)
Total operating expense	8,797	8,454	17,373	15,950
Operating income	1,416	833	2,453	2,001
Other income (expense)
Interest expense	(265)	(368)	(604)	(707)
Interest expense to affiliates	(131)	(93)	(231)	(172)
Interest income	6	3	13	6
Other expense, net	(92)	(3)	(90)	(5)
Total other expense, net	(482)	(461)	(912)	(878)
Income before income taxes	934	372	1,541	1,123
Income tax expense	(353)	(147)	(262)	(419)
Net income	581	225	1,279	704
Dividends on preferred stock	(14)	(14)	(28)	(28)
Net income attributable to common stockholders	$567	$211	$1,251	$676

Net Income	$581	$225	$1,279	$704
Other comprehensive income, net of tax
Unrealized gain on available-for-sale securities, net of tax effect $1, $2, $2 and $0	1	3	2	—
Other comprehensive income	1	3	2	—
Total comprehensive income	$582	$228	$1,281	$704
Earnings per share
Basic	$0.68	$0.26	$1.51	$0.82
Diluted	$0.67	$0.25	$1.47	$0.81
Weighted average shares outstanding
Basic	830,971,528	822,434,490	829,356,255	820,933,126
Diluted	870,456,447	829,752,956	870,853,652	829,662,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Operating activities
Net income	$581	$225	$1,279	$704
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,519	1,575	3,083	3,127
Stock-based compensation expense	72	60	139	112
Deferred income tax expense	345	140	248	404
Bad debt expense	82	119	175	240
Losses from sales of receivables	80	46	175	98
Deferred rent expense	20	33	40	65
Gains on disposal of spectrum licenses	(1)	—	(38)	(636)
Changes in operating assets and liabilities
Accounts receivable	21	(105)	(47)	(307)
Equipment installment plan receivables	(353)	343	(366)	452
Inventories	(185)	3	(141)	(798)
Deferred purchase price from sales of receivables	1	(204)	(18)	(183)
Other current and long-term assets	(135)	(56)	(146)	129
Accounts payable and accrued liabilities	56	(345)	(595)	(837)
Other current and long term liabilities	(189)	(74)	(144)	214
Other, net	(85)	8	(102)	9
Net cash provided by operating activities	1,829	1,768	3,542	2,793
Investing activities
Purchases of property and equipment, including capitalized interest of $34, $18, $82 and $54	(1,347)	(1,349)	(2,875)	(2,684)
Purchases of spectrum licenses and other intangible assets, including deposits	(5,791)	(2,245)	(5,805)	(2,839)
Sales of short-term investments	—	2,923	—	2,998
Other, net	5	4	(3)	(2)
Net cash used in investing activities	(7,133)	(667)	(8,683)	(2,527)
Financing activities
Proceeds from issuance of long-term debt	4,485	997	9,980	997
Proceeds from borrowing on revolving credit facility	1,855	—	1,855	—
Repayments of revolving credit facility	(1,175)	—	(1,175)	—
Repayments of capital lease obligations	(119)	(43)	(209)	(79)
Repayments of short-term debt for purchases of inventory, property and equipment, net	(292)	(150)	(292)	(150)
Repayments of long-term debt	(6,750)	(5)	(10,230)	(10)
Tax withholdings on share-based awards	(3)	(3)	(95)	(49)
Dividends on preferred stock	(14)	(14)	(28)	(28)
Other, net	(3)	8	16	9
Net cash (used in) provided by financing activities	(2,016)	790	(178)	690
Change in cash and cash equivalents	(7,320)	1,891	(5,319)	956
Cash and cash equivalents
Beginning of period	7,501	3,647	5,500	4,582
End of period	$181	$5,538	$181	$5,538
Supplemental disclosure of cash flow information
Interest payments, net of amounts capitalized, $79, $0, $79, $0 of which recorded as debt discount (Note 6)	$727	$399	$1,222	$814
Income tax payments	6	17	21	19
Changes in accounts payable for purchases of property and equipment	8	(101)	(317)	(228)
Leased devices transferred from inventory to property and equipment	270	157	513	941
Returned leased devices transferred from property and equipment to inventory	(273)	(105)	(470)	(236)
Issuance of short-term debt for financing of property and equipment	2	—	290	150
Assets acquired under capital lease obligations	313	171	597	295

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

The condensed consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, as well as variable interest entities (“VIE”) where we are deemed to be the primary beneficiary and VIEs which cannot be deconsolidated, such as those related to Tower obligations (Tower obligations are included in VIEs related to the 2012 Tower Transaction. See Note 8 - Tower Obligations included in the Annual Report on Form 10-K for the year ended December 31, 2016). Intercompany transactions and balances have been eliminated in consolidation.

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

Change in Accounting Principle

Effective January 1, 2017, the imputed discount on Equipment Installment Plan (“EIP”) receivables, which is amortized over the financed installment term using the effective interest method, and was previously presented within Interest income in our Condensed Consolidated Statements of Comprehensive Income, is now presented within Other revenues in our Condensed Consolidated Statements of Comprehensive Income. We believe this presentation is preferable because it provides a better representation of amounts earned from our major ongoing operations and aligns with industry practice thereby enhancing comparability. We have applied this change retrospectively and presented the effect on the three and six months ended June 30, 2017 and 2016, in the tables below:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(in millions)	Unadjusted	Change in Accounting Principle	As Adjusted	As Filed	Change in Accounting Principle	As Adjusted
Other revenues	$194	$68	$262	$146	$65	$211
Total revenues	10,145	68	10,213	9,222	65	9,287
Operating income	1,348	68	1,416	768	65	833
Interest income	74	(68)	6	68	(65)	3
Total other expense, net	(414)	(68)	(482)	(396)	(65)	(461)
Net income	581	—	581	225	—	225

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(in millions)	Unadjusted	Change in Accounting Principle	As Adjusted	As Filed	Change in Accounting Principle	As Adjusted
Other revenues	$373	$130	$503	$316	$130	$446
Total revenues	19,696	130	19,826	17,821	130	17,951
Operating income	2,323	130	2,453	1,871	130	2,001
Interest income	143	(130)	13	136	(130)	6
Total other expense, net	(782)	(130)	(912)	(748)	(130)	(878)
Net income	1,279	—	1,279	704	—	704

The change in accounting principle did not have an impact on basic or diluted earnings per share for the three and six months ended June 30, 2017 and 2016, or Accumulated deficit as of June 30, 2017 or December 31, 2016.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), and has since modified the standard with several ASU’s. The standard is effective for us, and we will adopt the standard, on January 1, 2018.

The standard requires entities to recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations.

The guidance permits two methods of adoption, the full retrospective method applying the standard to each prior reporting period presented, or the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients at their discretion. We are adopting the standard using the modified retrospective method with a cumulative catch up adjustment and will provide additional disclosures comparing results to previous rules.

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

•
As we currently expense contract acquisition costs, we believe that the requirement to defer incremental contract acquisition costs and recognize them over the term of the initial contract and anticipated renewal contracts to which the costs relate will have a significant impact to our consolidated financial statements. We plan to utilize the practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less.

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

We are still in the process of evaluating these impacts, and our initial assessment may change due to changes in the terms and mix of the contractual arrangements we have with customers. New products or offerings, or changes to current offerings may yield significantly different impacts than currently expected.

We are in the process of implementing significant new revenue accounting systems, processes and internal controls over revenue recognition which will ultimately assist us in the application of the new standard.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The standard requires all lessees to report a right-of-use asset and a lease liability for most leases. The income statement recognition is similar to existing lease accounting and is based on lease classification. The standard requires lessees and lessors to classify most leases using principles similar to existing lease accounting, but eliminates the “bright line” classification tests. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. We are currently evaluating the standard, which will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. We plan to adopt the standard when it becomes effective for us beginning January 1, 2019 and expect the adoption of the standard will result in the recognition of right to use assets and liabilities that have not previously been recorded, which will have a material impact on our condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard is intended to reduce current diversity in practice and provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard will become effective for us beginning January 1, 2018, and will require a retrospective approach. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the timing of adoption. The standard will impact the presentation of cash flows related to beneficial interests in securitization, which is the deferred purchase price, resulting in a reclassification of cash inflows from Operating activities to Investing activities of approximately $800 million and $900 million for the three months ended June 30, 2017 and 2016, respectively, and $1.8 billion for both the six months ended June 30, 2017 and 2016 in our condensed consolidated statement of cash flows. The standard will also impact the presentation of cash payments for debt prepayment or debt extinguishment costs, resulting in a reclassification of cash outflows from Operating activities to Financing activities of $159 million and $188 million for the three and six months ended June 30, 2017, respectively, in our condensed consolidated statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs. The standard will become effective for us beginning January 1, 2018, and will require any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach. Early adoption is permitted. We are currently evaluating the standard, but expect that it will not have a material impact on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The standard will be effective for us beginning January 1, 2018, and will require a retrospective approach. Early adoption is permitted. We are currently evaluating the standard, but expect that it will not have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The standard will become effective for us beginning January 1, 2020, and must be applied to any annual or interim goodwill impairment assessments after that date. Early adoption is permitted. We are currently evaluating the standard and timing of adoption, but expect that it will not have a material impact on our condensed consolidated financial statements.

Note 2 – Equipment Installment Plan Receivables

We offer certain retail customers the option to pay for their devices and accessories in installments over a period of up to 24 months using an EIP.

The following table summarizes the EIP receivables:

(in millions)	June 30, 2017	December 31, 2016
EIP receivables, gross	$3,496	$3,230
Unamortized imputed discount	(231)	(195)
EIP receivables, net of unamortized imputed discount	3,265	3,035
Allowance for credit losses	(103)	(121)
EIP receivables, net	$3,162	$2,914

Classified on the balance sheet as:
Equipment installment plan receivables, net	$2,060	$1,930
Equipment installment plan receivables due after one year, net	1,102	984
EIP receivables, net	$3,162	$2,914

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

The balance and aging of the EIP receivables on a gross basis by credit category were as follows:

	June 30, 2017			December 31, 2016
(in millions)	Prime	Subprime	Total	Prime	Subprime	Total
Unbilled	$1,416	$1,871	$3,287	$1,343	$1,686	$3,029
Billed – Current	57	83	140	51	77	128
Billed – Past Due	24	45	69	25	48	73
EIP receivables, gross	$1,497	$1,999	$3,496	$1,419	$1,811	$3,230

Activity for the six months ended June 30, 2017 and 2016, in the unamortized imputed discount and allowance for credit losses balances for the EIP receivables was as follows:

(in millions)	June 30, 2017	June 30, 2016
Imputed discount and allowance for credit losses, beginning of period	$316	$333
Bad debt expense	119	126
Write-offs, net of recoveries	(137)	(137)
Change in imputed discount on short-term and long-term EIP receivables	121	83
Impacts from sales of EIP receivables	(85)	(91)
Imputed discount and allowance for credit losses, end of period	$334	$314

The EIP receivables had weighted average effective imputed interest rates of 9.7% and 9.0% as of June 30, 2017 and December 31, 2016, respectively.

Note 3 – Sales of Certain Receivables

We have entered into transactions to sell certain service and EIP accounts receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our financial statements, are described below.

Sales of Service Receivables

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivables on a revolving basis and in November 2016, the arrangement was amended to increase the maximum funding commitment to $950 million (the “service receivable sale arrangement”) with a scheduled expiration date in March 2018. As of June 30, 2017 and December 31, 2016, the service receivable sale arrangement provided funding of $879 million and $907 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

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

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to our variable interest in the Service VIE:

(in millions)	June 30, 2017	December 31, 2016
Other current assets	$223	$207
Accounts payable and accrued liabilities	—	17
Other current liabilities	145	129

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivables on a revolving basis and in June 2016, the EIP sale arrangement was amended to increase the maximum funding commitment to $1.3 billion (the “EIP sale arrangement”) with a scheduled expiration date in November 2017. As of June 30, 2017 and December 31, 2016, the EIP sale arrangement provided funding of $1.2 billion each period. Sales of EIP receivables occur daily and are settled on a monthly basis. The receivables consist of customer EIP balances, which require monthly customer payments for up to 24 months.

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

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to the EIP BRE:

(in millions)	June 30, 2017	December 31, 2016
Other current assets	$349	$371
Other assets	106	83
Other long-term liabilities	3	4

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

The proceeds are net of the deferred purchase price, consisting of a receivable from the purchasers that entitles us to certain collections on the receivables. We recognize the collection of the deferred purchase price in Net cash provided by operating activities as it is dependent on collection of the customer receivables and is not subject to significant interest rate risk. The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of June 30, 2017 and December 31, 2016, our deferred purchase price related to the sales of service receivables and EIP receivables was $676 million and $659 million, respectively.

The following table summarizes the impacts of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2017	December 31, 2016
Derecognized net service receivables and EIP receivables	$2,422	$2,502
Other current assets	572	578
of which, deferred purchase price	570	576
Other long-term assets	106	83
of which, deferred purchase price	106	83
Accounts payable and accrued liabilities	—	17
Other current liabilities	145	129
Other long-term liabilities	3	4
Net cash proceeds since inception	1,952	2,030
Of which:
Change in net cash proceeds during the year-to-date period	(78)	536
Net cash proceeds funded by reinvested collections	2,030	1,494

We recognized losses from sales of receivables of $80 million and $46 million for the three months ended June 30, 2017 and 2016, respectively, and $175 million and $98 million for the six months ended June 30, 2017 and 2016, respectively. These losses from sales of receivables were recognized in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. Losses from sales of receivables include adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price.

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

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.2 billion as of June 30, 2017. The maximum exposure to loss, which is a required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery. As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of our expected loss.

Note 4 – Spectrum License Transactions

The following table summarizes our spectrum license activity during the first half of 2017:

(in millions)	Spectrum Licenses
Balance at December 31, 2016	$27,014
Spectrum license acquisitions	8,130
Spectrum licenses transferred to held for sale	(87)
Costs to clear spectrum	3
Balance at June 30, 2017	$35,060

Spectrum License Exchange

In March 2017, we closed on an agreement with a third party for the exchange of certain spectrum licenses. Upon closing of the transaction, we recorded the spectrum licenses received at their estimated fair value of approximately $123 million and recognized a gain of $37 million included in Gains on disposal of spectrum licenses in our Condensed Consolidated Statements of Comprehensive Income.

In April 2017, we entered into an agreement with a third party for the exchange of certain AWS and PCS spectrum licenses. The transaction is expected to close during the second half of 2017, subject to regulatory approvals and customary closing conditions. Our spectrum licenses to be transferred as part of the exchange transaction were reclassified as assets held for sale and were included in Other current assets in our Condensed Consolidated Balance Sheets at their carrying value of $86 million as of June 30, 2017.

Broadcast Incentive Auction

In April 2017, the Federal Communications Commission (the “FCC”) announced that we were the winning bidder of 1,525 licenses in the 600 MHz spectrum auction for an aggregate price of $8.0 billion. At the inception of the auction in June 2016, we deposited $2.2 billion with the FCC which, based on the outcome of the auction, was sufficient to cover our down payment obligation due in April 2017. In May 2017, we paid the FCC the remaining $5.8 billion of the purchase price using cash reserves and by issuing debt to Deutsche Telekom AG (“DT”), our majority stockholder, pursuant to existing purchase commitments. See Note 6 - Debt for further information. The licenses are included in Spectrum licenses as of June 30, 2017, on our Condensed Consolidated Balance Sheets. We expect to begin deployment of these licenses on our network in the second half of 2017.

Note 5 – Fair Value Measurements

The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from affiliates, accounts payable, and borrowings under our senior secured revolving credit facility with DT approximate fair value due to the short-term maturities of these instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying amounts and fair values of our short-term investments and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	June 30, 2017		December 31, 2016
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Deferred purchase price assets	3	$676	$676	$659	$659
Liabilities:
Guarantee liabilities	3	124	124	135	135

	Level within the Fair Value Hierarchy	June 30, 2017		December 31, 2016
(in millions)		Principal Amount	Fair Value	Principal Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$11,850	$12,691	$18,600	$19,584
Senior Notes to affiliates	2	7,000	7,243	—	—
Senior Reset Notes to affiliates	2	3,100	3,343	5,600	5,955
Incremental Term Loan Facility to affiliates	2	4,000	4,000	—	—
Senior Secured Term Loans	2	—	—	1,980	2,005

Long-term Debt

The fair value of our Senior Notes to third parties was determined based on quoted market prices in active markets, and therefore was classified as Level 1 in the fair value hierarchy. The fair value of the Senior Secured Term Loans, Incremental Term Loan Facility to affiliates, Senior Notes to affiliates and Senior Reset Notes to affiliates was determined based on a discounted cash flow approach using quoted prices of instruments with similar terms and maturities and an estimate for our standalone credit risk. Accordingly, our Senior Secured Term Loans, Incremental Term Loan Facility to affiliates, Senior Notes to affiliates and Senior Reset Notes to affiliates were classified as Level 2 in the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Secured Term Loans, Incremental Term Loan Facility to affiliates, Senior Notes to affiliates and Senior Reset Notes to affiliates. The fair value estimates were based on information available as of June 30, 2017 and December 31, 2016. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange. As of June 30, 2017, the carrying value of the Incremental Term Loan Facility to affiliates approximates fair value, due to our ability to call the facility without penalty.

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

The total estimated remaining gross EIP receivable balances of all enrolled handset upgrade program customers, which are the remaining EIP amounts underlying the JUMP! guarantee, including EIP receivables that have been sold, was $2.2 billion as of June 30, 2017. This is not an indication of our expected loss exposure as it does not consider the expected fair value of the used handset or the probability and timing of the trade-in.

Note 6 – Debt

The following table sets forth the debt balances and activity as of, and for the six months ended, June 30, 2017:

(in millions)	December 31, 2016	Issuances and Borrowings (1)	Note Redemptions (1)	Extinguishments (1)	Other (2)	June 30, 2017
Short-term debt	$354	$—	$—	$(20)	$188	$522
Long-term debt	21,832	1,495	(8,365)	(1,947)	191	13,206
Total debt to third parties	22,186	1,495	(8,365)	(1,967)	379	13,728
Short-term debt to affiliates	—	680	—	—	—	680
Long-term debt to affiliates	5,600	8,485	—	—	1	14,086
Total debt to affiliates	5,600	9,165	—	—	1	14,766
Total debt	$27,786	$10,660	$(8,365)	$(1,967)	$380	$28,494

(1)
Issuances and borrowings, note redemptions and extinguishments are recorded net of related issuance costs, discounts and premiums. Issuances and borrowings for Short-term debt to affiliates represents net outstanding borrowings on our senior secured revolving credit facility.

(2)
Other includes: $298 million issuances of short-term debt related to vendor financing arrangements, of which $290 million is related to financing of property and equipment. During the six months ended June 30, 2017, we repaid $292 million under the vendor financing arrangements. As of June 30, 2017, vendor financing arrangements totaled $6 million. Vendor financing arrangements are included in Short-term debt within Total current liabilities in our Condensed Consolidated Balance Sheets. Additional activity in Other includes capital leases and the amortization of discounts and premiums. As of June 30, 2017 and December 31, 2016, capital leases outstanding totaled $1.8 billion and $1.4 billion, respectively.

Debt to Third Parties

Issuances and Borrowings

During the six months ended June 30, 2017, we issued the following Senior Notes:

(in millions)	Principal Issuances	Issuance Costs	Net proceeds from issuance of long-term debt
4.000% Senior Notes due 2022	$500	$2	$498
5.125% Senior Notes due 2025	500	2	498
5.375% Senior Notes due 2027	500	1	499
Total	$1,500	$5	$1,495

On March 16, 2017, T-Mobile USA and certain of its affiliates, as guarantors, issued a total of $1.5 billion of public Senior Notes with various interest rates and maturity dates. Issuance costs related to the public debt issuance totaled $5 million for the six months ended June 30, 2017. We used the net proceeds of $1.495 billion from the transaction to redeem callable high yield debt.

Notes Redemptions

During the six months ended June 30, 2017, we made the following note redemptions:

(in millions)	Principal Amount	Write-off of premiums, discounts and issuance costs (1)	Call Penalties (1) (2)	Redemption Date	Redemption Price
6.625% Senior Notes due 2020	$1,000	$(45)	$22	February 10, 2017	102.208%
5.250% Senior Notes due 2018	500	1	7	March 4, 2017	101.313%
6.250% Senior Notes due 2021	1,750	(71)	55	April 1, 2017	103.125%
6.464% Senior Notes due 2019	1,250	—	—	April 28, 2017	100.000%
6.542% Senior Notes due 2020	1,250	—	21	April 28, 2017	101.636%
6.633% Senior Notes due 2021	1,250	—	41	April 28, 2017	103.317%
6.731% Senior Notes due 2022	1,250	—	42	April 28, 2017	103.366%
Total note redemptions	$8,250	$(115)	$188

(1)
Write-off of premiums, discounts, issuance costs and call penalties are included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income. Write-off of premiums, discounts and issuance costs are included in Other, net within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

(2)	The call penalty is the excess paid over the principal amount. Call penalties are included within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

Debt to Affiliates

Issuances and Borrowings

During the six months ended June 30, 2017, we made the following borrowings:

(in millions)	Net proceeds from issuance of long-term debt	Extinguishments	Write-off of discounts and issuance costs (1)
LIBOR plus 2.00% Senior Secured Term Loan due 2022	$2,000	$—	$—
LIBOR plus 2.25% Senior Secured Term Loan due 2024	2,000	—	—
LIBOR plus 2.750% Senior Secured Term Loan	—	(1,980)	13
Total	$4,000	$(1,980)	$13

(1)
Write-off of discounts and issuance costs are included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income and Other, net within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

On January 25, 2017, T-Mobile USA, Inc. (“T-Mobile USA”), and certain of its affiliates, as guarantors, entered into an agreement to borrow $4.0 billion under a secured term loan facility (“Incremental Term Loan Facility”) with DT, our majority stockholder, to refinance $1.98 billion of outstanding senior secured term loans under its Term Loan Credit Agreement dated November 9, 2015, with the remaining net proceeds from the transaction used to redeem callable high yield debt. The

Incremental Term Loan Facility increased DT’s incremental term loan commitment provided to T-Mobile USA under that certain First Incremental Facility Amendment dated as of December 29, 2016, from $660 million to $2.0 billion and provided T-Mobile USA with an additional $2.0 billion incremental term loan commitment.

On January 31, 2017, the loans under the Incremental Term Loan Facility were drawn in two tranches: (i) $2.0 billion of which bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.00% and matures on November 9, 2022, and (ii) $2.0 billion of which bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.25% and matures on January 31, 2024. No issuance fees were incurred related to this debt agreement for the six months ended June 30, 2017.

On March 31, 2017, the Incremental Term Loan Facility was further amended to waive all interim principal payments. The outstanding principal balance will be due at maturity.

During the six months ended June 30, 2017, we issued the following Senior Notes:

(in millions)	Principal Issuances (Redemptions)	Discounts (1)	Net proceeds from issuance of long-term debt
4.000% Senior Notes due 2022	$1,000	$(23)	$977
5.125% Senior Notes due 2025	1,250	(28)	1,222
5.375% Senior Notes due 2025	750	(28)	722
6.288% Senior Reset Notes due 2019	(1,250)	—	(1,250)
6.366% Senior Reset Notes due 2020	(1,250)	—	(1,250)
Total	$500	$(79)	$421

(1)
Discounts reduce Proceeds from borrowing on revolving credit facility and are included within Net cash (used in) provided by financing activities in our Condensed Consolidated Statements of Cash Flows.

On March 13, 2017, DT agreed to purchase a total of $3.5 billion in aggregate principal amounts of Senior Notes with various interest rates and maturity dates (the “new DT Notes”).

Through net settlement in April 2017, we issued to DT a total of $3.0 billion in aggregate principal amount of the new DT Notes and redeemed all of the $2.5 billion in outstanding aggregate principal amount of Senior Reset Notes with various interest rates and maturity dates (the “old DT Notes”).

The redemption prices of the old DT Notes were 103.144% and 103.183%, resulting in a total of $79 million in early redemption fees. These early redemption fees were recorded as discounts on the issuance of the new DT Notes. The proceeds from the net settlement were $421 million and are included in Proceeds from issuance of long-term debt in our Condensed Consolidated Statements of Cash Flows.

The closing of the issuance and sale of the remaining $500 million in aggregate principal amount of the 5.375% Senior Notes due 2027 to DT is expected to occur on or about September 18, 2017.

During the six months ended June 30, 2017, we also issued the following Senior Notes:

(in millions)	Principal Issuances	Premium	Net proceeds from issuance of long-term debt
5.300% Senior Notes due 2021	$2,000	$—	$2,000
6.000% Senior Notes due 2024	1,350	40	1,390
6.000% Senior Notes due 2024	650	24	674
Total	$4,000	$64	$4,064

On May 9, 2017, we exercised our option under existing purchase agreements and issued Senior Notes to DT. The proceeds were used to fund a portion of the purchase price of spectrum licenses won in the 600 MHz spectrum auction. Net proceeds from these issuances include $64 million in debt premiums. See Note 4 - Spectrum License Transactions for further information.

Revolving Credit Facility

We had $680 million and $0 million outstanding borrowings under our $1.5 billion senior secured revolving credit facility with DT as of June 30, 2017, and December 31, 2016, respectively. Proceeds and borrowings from the revolving credit facility are presented in Proceeds from borrowing on revolving credit facility and Repayments of revolving credit facility within Net cash (used in) provided by financing activities in our Condensed Consolidated Statements of Cash Flows.

Note 7 – Income Taxes

Within our Condensed Consolidated Statements of Comprehensive Income, we recorded an Income tax expense of $353 million and $147 million for the three months ended June 30, 2017 and 2016, respectively, and $262 million and $419 million for the six months ended June 30, 2017 and 2016, respectively. The change in each period was primarily from higher income before income taxes offset by a lower effective tax rate. The effective tax rate was 37.8% and 39.5% for the three months ended June 30, 2017 and 2016, respectively, and 17.0% and 37.3% for the six months ended June 30, 2017 and 2016, respectively. The change in the effective income tax rate for the six months ended June 30, 2017, was primarily due to a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions that resulted in the recognition of $270 million in tax benefits in the first quarter of 2017 and the recognition of an additional $11 million in tax benefits in the second quarter of 2017. Total tax benefits were $281 million through June 30, 2017. The effective tax rate was further decreased by the recognition of $60 million of excess tax benefits related to share-based payments for the six months ended June 30, 2017, compared to $21 million for the same period in 2016.

During the first quarter of 2017, due to ongoing analysis of positive and negative evidence related to the utilization of the deferred tax assets, we determined that a portion of the valuation allowance was no longer necessary. Positive evidence supporting the release of a portion of the valuation allowance included reaching a position of cumulative income over a three-year period in the state jurisdictions as well as projecting sustained earnings in those jurisdictions. Due to this positive evidence, we reduced the valuation allowance which resulted in a decrease to Deferred tax liabilities in our Condensed Consolidated Balance Sheets. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided. It is possible that we may release additional portions of the remaining valuation allowance within the next 6 months.

Note 8 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2017	2016	2017	2016
Net income	$581	$225	$1,279	$704
Less: Dividends on mandatory convertible preferred stock	(14)	(14)	(28)	(28)
Net income attributable to common stockholders - basic	567	211	1,251	676
Add: Dividends related to mandatory convertible preferred stock	14	—	28	—
Net income attributable to common stockholders - diluted	$581	$211	$1,279	$676

Weighted average shares outstanding - basic	830,971,528	822,434,490	829,356,255	820,933,126
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	7,247,653	7,318,466	9,260,131	8,728,927
Mandatory convertible preferred stock	32,237,266	—	32,237,266	—
Weighted average shares outstanding - diluted	870,456,447	829,752,956	870,853,652	829,662,053

Earnings per share - basic	$0.68	$0.26	$1.51	$0.82
Earnings per share - diluted	$0.67	$0.25	$1.47	$0.81

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	48,397	307,573	71,734	465,765
Mandatory convertible preferred stock	—	32,237,266	—	32,237,266

Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

Note 9 – Commitments and Contingencies

Commitments

Operating Leases and Purchase Commitments

Future minimum payments for non-cancelable operating leases and purchase commitments are summarized below:

(in millions)	Operating Leases	Purchase Commitments
Year ending June 30,
2018	$2,397	$2,133
2019	2,132	1,166
2020	1,829	988
2021	1,452	721
2022	1,116	648
Thereafter	2,260	837
Total	$11,186	$6,493

Renewable Energy Purchase Agreement

T-Mobile USA has entered into a renewable energy purchase agreement with Red Dirt Wind Project, LLC. The agreement is based on the expected operation of a wind energy-generating facility located in Oklahoma and will remain in effect until the twelfth anniversary of the facility’s entry into commercial operation, which is expected to occur by the end of 2017. The renewable energy purchase agreement consists of two components: (1) an energy forward agreement that is net settled based on energy prices and the energy output generated by the facility and (2) a commitment to purchase the renewable energy credits (“RECs”) associated with the energy output generated by the facility. T-Mobile USA will net settle the forward agreement and acquire the RECs monthly by paying, or receiving, an aggregate net payment based on two variables (1) the facility’s energy output, which has an estimated maximum capacity of approximately 160 megawatts and (2) the difference between (a) an initial fixed price, subject to annual escalation, and (b) current local marginal energy prices during the monthly settlement period. We have determined that the renewable energy purchase agreement does not meet the definition of a derivative because the expected energy output of the facility may not be reliably estimated (the arrangement lacks a notional amount). The renewable energy purchase agreement does not contain any unconditional purchase obligations because amounts under the agreement are not fixed and determinable. Our participation in the renewable energy purchase agreement did not require an upfront investment or capital commitment. We do not control the activities that most significantly impact the energy-generating facility nor do we receive specific energy output from it. No amounts were settled under the agreement during the six months ended June 30, 2017.

Related-Party Commitments

During the six months ended June 30, 2017, we entered into certain debt related transactions with affiliates. See Note 6 - Debt for further information.

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

Note 10 – Guarantor Financial Information

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

In March 2017, T-Mobile USA and certain of its affiliates, as guarantors, (i) issued $500 million in aggregate principal amount of public 4.000% Senior Notes due 2022, (ii) issued $500 million in aggregate principal amount of public 5.125% Senior Notes due 2025 and (iii) issued $500 million in aggregate principal amount of public 5.375% Senior Notes due 2027.

In April 2017, T-Mobile USA and certain of its affiliates, as guarantors, (i) issued $1.0 billion in aggregate principal amount of 4.000% Senior Notes due 2022, (ii) issued $1.25 billion in aggregate principal amount of 5.125% Senior Notes due 2025 and (iii) issued $750 million in aggregate principal amount of 5.375% Senior Notes due 2027. Additionally, T-Mobile USA and certain of its affiliates, as guarantors, redeemed through net settlement, all of the $1.25 billion outstanding aggregate principal amount of the 6.288% Senior Reset Notes to affiliates due 2019 and $1.25 billion in aggregate principal amount of the 6.366% Senior Reset Notes to affiliates due 2020.

In May 2017, T-Mobile USA and certain of its affiliates, as guarantors, (i) issued $2.0 billion in aggregate principal amount of 5.300% Senior Notes due 2021, (ii) issued $1.35 billion in aggregate principal amount of 6.000% Senior Notes due 2024 and (iii) issued $650 million in aggregate principal amount of 6.000% Senior Notes due 2024.

See Note 6 - Debt for further information.

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The indentures and credit facilities governing the long-term debt contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt restrict the ability of the Issuer to loan funds or make payments to Parent. However, the Issuer and Guarantor Subsidiaries are allowed to make certain permitted payments to the Parent under the terms of the indentures and the supplemental indentures.

Presented below is the condensed consolidating financial information as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016.

Condensed Consolidating Balance Sheet Information
June 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$43	$1	$121	$16	$—	$181
Accounts receivable, net	—	—	1,485	234	—	1,719
Equipment installment plan receivables, net	—	—	2,060	—	—	2,060
Accounts receivable from affiliates	—	—	32	—	—	32
Inventories	—	—	1,208	—	—	1,208
Other current assets	—	—	1,010	570	—	1,580
Total current assets	43	1	5,916	820	—	6,780
Property and equipment, net (1)	—	—	21,083	340	—	21,423
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	35,060	—	—	35,060
Other intangible assets, net	—	—	296	—	—	296
Investments in subsidiaries, net	19,272	37,056	—	—	(56,328)	—
Intercompany receivables	299	9,367	—	—	(9,666)	—
Equipment installment plan receivables due after one year, net	—	—	1,102	—	—	1,102
Other assets	—	3	507	305	—	815
Total assets	$19,614	$46,427	$65,647	$1,465	$(65,994)	$67,159
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$261	$5,705	$259	$—	$6,225
Payables to affiliates	—	119	36	—	—	155
Short-term debt	—	5	517	—	—	522
Short-term debt to affiliates	—	680	—	—	—	680
Deferred revenue	—	—	851	—	—	851
Other current liabilities	—	—	230	165	—	395
Total current liabilities	—	1,065	7,339	424	—	8,828
Long-term debt	—	11,915	1,291	—	—	13,206
Long-term debt to affiliates	—	14,086	—	—	—	14,086
Tower obligations (1)	—	—	396	2,210	—	2,606
Deferred tax liabilities	—	—	5,188	—	—	5,188
Deferred rent expense	—	—	2,660	—	—	2,660
Negative carrying value of subsidiaries, net	—	—	567	—	(567)	—
Intercompany payables	—	—	9,445	221	(9,666)	—
Other long-term liabilities	—	89	878	4	—	971
Total long-term liabilities	—	26,090	20,425	2,435	(10,233)	38,717
Total stockholders' equity (deficit)	19,614	19,272	37,883	(1,394)	(55,761)	19,614
Total liabilities and stockholders' equity	$19,614	$46,427	$65,647	$1,465	$(65,994)	$67,159

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

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended June 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$7,127	$528	$(210)	$7,445
Equipment revenues	—	—	2,575	—	(69)	2,506
Other revenues	—	—	216	51	(5)	262
Total revenues	—	—	9,918	579	(284)	10,213
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,512	6	—	1,518
Cost of equipment sales	—	—	2,664	251	(69)	2,846
Selling, general and administrative	—	—	2,933	197	(215)	2,915
Depreciation and amortization	—	—	1,501	18	—	1,519
Gains on disposal of spectrum licenses	—	—	(1)	—	—	(1)
Total operating expense	—	—	8,609	472	(284)	8,797
Operating income	—	—	1,309	107	—	1,416
Other income (expense)
Interest expense	—	(194)	(23)	(48)	—	(265)
Interest expense to affiliates	—	(132)	(5)	—	6	(131)
Interest income	—	8	4	—	(6)	6
Other expense, net	—	(91)	(1)	—	—	(92)
Total other expense, net	—	(409)	(25)	(48)	—	(482)
Income (loss) before income taxes	—	(409)	1,284	59	—	934
Income tax expense	—	—	(333)	(20)	—	(353)
Earnings of subsidiaries	581	990	14	—	(1,585)	—
Net income	581	581	965	39	(1,585)	581
Dividends on preferred stock	(14)	—	—	—	—	(14)
Net income attributable to common stockholders	$567	$581	$965	$39	$(1,585)	$567

Net Income	$581	$581	$965	$39	$(1,585)	$581
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), net of tax	1	1	1	(1)	(1)	1
Total comprehensive income	$582	$582	$966	$38	$(1,586)	$582

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended June 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries (As adjusted - See Note 1)		Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated (As adjusted - See Note 1)
Revenues
Service revenues	$—	$—	$6,574		$517	$(203)	$6,888
Equipment revenues	—	—	2,298		—	(110)	2,188
Other revenues	—	—	167	(1)	49	(5)	211
Total revenues	—	—	9,039	(1)	566	(318)	9,287
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,423		6	—	1,429
Cost of equipment sales	—	—	2,477		251	(109)	2,619
Selling, general and administrative	—	—	2,764		217	(209)	2,772
Depreciation and amortization	—	—	1,555		20	—	1,575
Cost of MetroPCS business combination	—	—	59		—	—	59
Total operating expense	—	—	8,278		494	(318)	8,454
Operating income	—	—	761	(1)	72	—	833
Other income (expense)
Interest expense	—	(304)	(18)		(46)	—	(368)
Interest expense to affiliates	—	(93)	—		—	—	(93)
Interest income	—	8	(5)	(1)	—	—	3
Other expense, net	—	—	(3)		—	—	(3)
Total other expense, net	—	(389)	(26)	(1)	(46)	—	(461)
Income (loss) before income taxes	—	(389)	735		26	—	372
Income tax expense	—	—	(138)		(9)	—	(147)
Earnings (loss) of subsidiaries	225	614	(1)		—	(838)	—
Net income	225	225	596		17	(838)	225
Dividends on preferred stock	(14)	—	—		—	—	(14)
Net income attributable to common stockholders	$211	$225	$596		$17	$(838)	$211

Net Income	$225	$225	$596		$17	$(838)	$225
Other comprehensive income, net of tax
Other comprehensive income, net of tax	3	3	3		—	(6)	3
Total comprehensive income	$228	$228	$599		$17	$(844)	$228

(1)
The amortized imputed discount on EIP receivables previously recognized as Interest income has been retrospectively reclassified as Other revenues. See Note 1 - Basis of Presentation for further detail.

Condensed Consolidating Statement of Comprehensive Income Information
Six Months Ended June 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$14,145	$1,053	$(424)	$14,774
Equipment revenues	—	—	4,718	—	(169)	4,549
Other revenues	—	—	410	103	(10)	503
Total revenues	—	—	19,273	1,156	(603)	19,826
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	2,914	12	—	2,926
Cost of equipment sales	—	—	5,204	497	(169)	5,532
Selling, general and administrative	—	—	5,861	443	(434)	5,870
Depreciation and amortization	—	—	3,047	36	—	3,083
Cost of MetroPCS business combination	—	—	—	—	—	—
Gains on disposal of spectrum licenses	—	—	(38)	—	—	(38)
Total operating expenses	—	—	16,988	988	(603)	17,373
Operating income	—	—	2,285	168	—	2,453
Other income (expense)
Interest expense	—	(458)	(50)	(96)	—	(604)
Interest expense to affiliates	—	(231)	(12)	—	12	(231)
Interest income	—	17	8	—	(12)	13
Other expense, net	—	(88)	(2)	—	—	(90)
Total other expense, net	—	(760)	(56)	(96)	—	(912)
Income (loss) before income taxes	—	(760)	2,229	72	—	1,541
Income tax expense	—	—	(237)	(25)	—	(262)
Earnings (loss) of subsidiaries	1,279	2,039	(17)	—	(3,301)	—
Net income	1,279	1,279	1,975	47	(3,301)	1,279
Dividends on preferred stock	(28)	—	—	—	—	(28)
Net income attributable to common stockholders	$1,251	$1,279	$1,975	$47	$(3,301)	$1,251

Net Income	$1,279	$1,279	$1,975	$47	$(3,301)	$1,279
Other comprehensive income, net of tax
Other comprehensive income, net of tax	2	2	2	—	(4)	2
Total comprehensive income	$1,281	$1,281	$1,977	$47	$(3,305)	$1,281

Condensed Consolidating Statement of Comprehensive Income Information
Six Months Ended June 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries (As adjusted - See Note 1)		Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated (As adjusted - See Note 1)
Revenues
Service revenues	$—	$—	$12,861		$980	$(375)	$13,466
Equipment revenues	—	—	4,279		—	(240)	4,039
Other revenues	—	—	358	(1)	97	(9)	446
Total revenues	—	—	17,498	(1)	1,077	(624)	17,951
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	2,838		12	—	2,850
Cost of equipment sales	—	—	4,764		468	(239)	4,993
Selling, general and administrative	—	—	5,488		418	(385)	5,521
Depreciation and amortization	—	—	3,087		40	—	3,127
Cost of MetroPCS business combination	—	—	95		—	—	95
Gains on disposal of spectrum licenses	—	—	(636)		—	—	(636)
Total operating expenses	—	—	15,636		938	(624)	15,950
Operating income	—	—	1,862	(1)	139	—	2,001
Other income (expense)
Interest expense	—	(578)	(35)		(94)	—	(707)
Interest expense to affiliates	—	(172)	—		—	—	(172)
Interest income	—	16	(10)	(1)	—	—	6
Other expense, net	—	—	(5)		—	—	(5)
Total other expense, net	—	(734)	(50)	(1)	(94)	—	(878)
Income (loss) before income taxes	—	(734)	1,812		45	—	1,123
Income tax expense	—	—	(401)		(18)	—	(419)
Earnings (loss) of subsidiaries	704	1,438	(11)		—	(2,131)	—
Net income	704	704	1,400		27	(2,131)	704
Dividends on preferred stock	(28)	—	—		—	—	(28)
Net income attributable to common stockholders	$676	$704	$1,400		$27	$(2,131)	$676

Net income	$704	$704	$1,400		$27	$(2,131)	$704
Other comprehensive income, net of tax
Other comprehensive income, net of tax	—	—	—		—	—	—
Total comprehensive income	$704	$704	$1,400		$27	$(2,131)	$704

(1)
The amortized imputed discount on EIP receivables previously recognized as Interest income has been retrospectively reclassified as Other revenues. See Note 1 - Basis of Presentation for further detail.

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended June 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$1	$(9,785)	$11,663	$30	$(80)	$1,829

Investing activities
Purchases of property and equipment	—	—	(1,347)	—	—	(1,347)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(5,791)	—	—	(5,791)
Equity investment in subsidiary	(308)	—	—	—	308	—
Other, net	—	—	5	—	—	5
Net cash used in investing activities	(308)	—	(7,133)	—	308	(7,133)

Financing activities
Proceeds from issuance of long-term debt	—	4,485	—	—	—	4,485
Proceeds from borrowing on revolving credit facility, net	—	1,855	—	—	—	1,855
Repayments of revolving credit facility	—	—	(1,175)	—	—	(1,175)
Repayments of capital lease obligations	—	—	(119)	—	—	(119)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(292)	—	—	(292)
Repayments of long-term debt	—	—	(6,750)	—	—	(6,750)
Equity investment from parent	—	308	—	—	(308)	—
Tax withholdings on share-based awards	—	—	(3)	—	—	(3)
Intercompany dividend paid	—	—	—	(80)	80	—
Dividends on preferred stock	(14)	—	—	—	—	(14)
Other, net	4	—	(7)	—	—	(3)
Net cash (used in) provided by financing activities	(10)	6,648	(8,346)	(80)	(228)	(2,016)
Change in cash and cash equivalents	(317)	(3,137)	(3,816)	(50)	—	(7,320)
Cash and cash equivalents
Beginning of period	360	3,138	3,937	66	—	7,501
End of period	$43	$1	$121	$16	$—	$181

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended June 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$3	$(1,783)	$3,612	$11	$(75)	$1,768

Investing activities
Purchases of property and equipment	—	—	(1,349)	—	—	(1,349)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(2,245)	—	—	(2,245)
Sales of short-term investments	—	2,000	923	—	—	2,923
Other, net	—	—	4	—	—	4
Net cash provided by (used in) investing activities	—	2,000	(2,667)	—	—	(667)

Financing activities
Proceeds from issuance of long-term debt	—	997	—	—	—	997
Repayments of capital lease obligations	—	—	(43)	—	—	(43)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(150)	—	—	(150)
Repayments of long-term debt	—	—	(5)	—	—	(5)
Tax withholdings on share-based awards	—	—	(3)	—	—	(3)
Intercompany dividend paid	—	—	—	(75)	75	—
Dividends on preferred stock	(14)	—	—	—	—	(14)
Other, net	13	—	(5)	—	—	8
Net cash (used in) provided by financing activities	(1)	997	(206)	(75)	75	790
Change in cash and cash equivalents	2	1,214	739	(64)	—	1,891
Cash and cash equivalents
Beginning of period	365	1,469	1,700	113	—	3,647
End of period	$367	$2,683	$2,439	$49	$—	$5,538

Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$2	$(14,875)	$18,466	$29	$(80)	$3,542

Investing activities
Purchases of property and equipment	—	—	(2,875)	—	—	(2,875)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(5,805)	—	—	(5,805)
Equity investment in subsidiary	(308)	—	—	—	308	—
Other, net	—	—	(3)	—	—	(3)
Net cash used in investing activities	(308)	—	(8,683)	—	308	(8,683)

Financing activities
Proceeds from issuance of long-term debt	—	9,980	—	—	—	9,980
Proceeds from borrowing on revolving credit facility, net	—	1,855	—	—	—	1,855
Repayments of revolving credit facility	—	—	(1,175)	—	—	(1,175)
Repayments of capital lease obligations	—	—	(209)	—	—	(209)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(292)	—	—	(292)
Repayments of long-term debt	—	—	(10,230)	—	—	(10,230)
Equity investment from parent	—	308	—	—	(308)	—
Tax withholdings on share-based awards	—	—	(95)	—	—	(95)
Intercompany dividend paid	—	—	—	(80)	80	—
Dividends on preferred stock	(28)	—	—	—	—	(28)
Other, net	19	—	(3)	—	—	16
Net cash (used in) provided by financing activities	(9)	12,143	(12,004)	(80)	(228)	(178)
Change in cash and cash equivalents	(315)	(2,732)	(2,221)	(51)	—	(5,319)
Cash and cash equivalents
Beginning of period	358	2,733	2,342	67	—	5,500
End of period	$43	$1	$121	$16	$—	$181

Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$3	$(2,081)	$4,895	$51	$(75)	$2,793

Investing activities
Purchases of property and equipment	—	—	(2,684)	—	—	(2,684)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(2,839)	—	—	(2,839)
Sales of short-term investments	—	2,000	998	—	—	2,998
Other, net	—	—	(2)	—	—	(2)
Net cash provided by (used in) investing activities	—	2,000	(4,527)	—	—	(2,527)

Financing activities
Proceeds from issuance of long-term debt	—	997	—	—	—	997
Repayments of capital lease obligations	—	—	(79)	—	—	(79)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(150)	—	—	(150)
Repayments of long-term debt	—	—	(10)	—	—	(10)
Tax withholdings on share-based awards	—	—	(49)	—	—	(49)
Intercompany dividend paid	—	—	—	(75)	75	—
Dividends on preferred stock	(28)	—	—	—	—	(28)
Other, net	14	—	(5)	—	—	9
Net cash (used in) provided by financing activities	(14)	997	(293)	(75)	75	690
Change in cash and cash equivalents	(11)	916	75	(24)	—	956
Cash and cash equivalents
Beginning of period	378	1,767	2,364	73	—	4,582
End of period	$367	$2,683	$2,439	$49	$—	$5,538

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•	adverse economic or political conditions in the U.S. and international markets;

•	competition in the wireless services market, including new competitors entering the industry as technologies converge;

•	the effects of any future merger or acquisition involving us, as well as the effects of mergers or acquisitions in the technology, media and telecommunications industry;

•	challenges in implementing our business strategies or funding our wireless operations, including payment for additional spectrum or network upgrades;

•	the possibility that we may be unable to renew our spectrum licenses on attractive terms or acquire new spectrum licenses at reasonable costs and terms;

•	difficulties in managing growth in wireless data services, including network quality;

•	material changes in available technology;

•	the timing, scope and financial impact of our deployment of advanced network and business technologies;

•	the impact on our networks and business from major technology equipment failures;

•	breaches of our and/or our third party vendors’ networks, information technology (“IT”) and data security;

•	natural disasters, terrorist attacks or similar incidents;

•	existing or future litigation;

•	any changes in the regulatory environments in which we operate, including any increase in restrictions on the ability to operate our networks;

•	any disruption or failure of our third parties’ or key suppliers’ provisioning of products or services;

•	material adverse changes in labor matters, including labor campaigns, negotiations or additional organizing activity, and any resulting financial, operational and/or reputational impact;

•	the ability to make payments on our debt or to repay our existing indebtedness when due;

•	adverse change in the ratings of our debt securities or adverse conditions in the credit markets;

•	changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (“SEC”), may require, which could result in an impact on earnings; and

•	changes in tax laws, regulations and existing standards and the resolution of disputes with any taxing jurisdictions.

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

Business Overview

Effective January 1, 2017, the imputed discount on EIP receivables, which is amortized over the financed installment term using the effective interest method and was previously recognized within Interest income in our Consolidated Statements of Comprehensive Income, is recognized within Other revenues in our Condensed Consolidated Statements of Comprehensive Income. We believe this presentation is preferable because it provides a better representation of amounts earned from the Company’s major ongoing operations and aligns with industry practice thereby enhancing comparability. We have applied this change retrospectively and the effect of this change for the three and six months ended June 30, 2016, was a reclassification of $65 million and $130 million, respectively, from Interest income to Other revenues. The amortization of imputed discount on our EIP receivables for the three and six months ended June 30, 2017, was $68 million and $130 million, respectively. For additional information, see Note 1 - Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements.

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

Results of Operations

Highlights for the three and six months ended June 30, 2017, compared to the same periods in 2016

•
Total revenues of $10.2 billion for the three months ended June 30, 2017, increased $926 million, or 10%. Total revenues of $19.8 billion for the six months ended June 30, 2017, increased $1.9 billion, or 10%. These increases were primarily driven by growth in service and equipment revenues as further discussed below. On September 1, 2016, we sold our marketing and distribution rights to certain existing T-Mobile co-branded customers to a current Mobile Virtual Network Operator (“MVNO”) partner for nominal consideration (the “MVNO Transaction”). The MVNO Transaction shifted Branded postpaid revenues to Wholesale revenues, but did not materially impact total revenues.

•
Service revenues of $7.4 billion for the three months ended June 30, 2017, increased $557 million, or 8%. Service revenues of $14.8 billion for the six months ended June 30, 2017, increased $1.3 billion, or 10%. These increases were primarily due to growth in our average branded customer base as a result of strong customer response to our Un-carrier initiatives and the success of our MetroPCS brand.

•
Equipment revenues of $2.5 billion for the three months ended June 30, 2017, increased $318 million, or 15%. Equipment revenues of $4.5 billion for the six months ended June 30, 2017, increased $510 million, or 13%. These increases were primarily due to higher average revenue per device sold and an increase from the purchase of leased devices at the end of the lease term.

•
Operating income of $1.4 billion for the three months ended June 30, 2017, increased $583 million, or 70%, primarily due to increases in total service revenues, lower depreciation and amortization and better cost management, particularly in cost of equipment sales and selling, general and administrative expenses. Operating income of $2.5 billion for the six months ended June 30, 2017, increased $452 million, or 23%, primarily due to increases in total service revenues, partially offset by a decrease in Gains on disposal of spectrum licenses and higher Selling, general and administrative expenses.

•
Net income of $581 million for the three months ended June 30, 2017, increased $356 million, or 158%. Net income of $1.3 billion for the six months ended June 30, 2017, increased $575 million, or 82%. These increases were primarily due to higher operating income driven by the factors described above. Additionally, net income for the six months ended June 30, 2017, increased due to a tax benefit related to a reduction in the valuation allowance against deferred tax assets. Net income for the six months ended June 30, 2016, included $389 million of net, after-tax gains on disposal of spectrum licenses compared to $23 million of net, after-tax gains on disposal of spectrum licenses for the six months ended June 30, 2017.

•
Adjusted EBITDA (see “Performance Measures”), a non-GAAP financial measure, of $3.0 billion for the three months ended June 30, 2017, increased $483 million, or 19%. Adjusted EBITDA of $5.7 billion for the six months ended June 30, 2017, increased $337 million, or 6%. These increases were primarily due to higher operating income driven by the factors described above. Additionally, Adjusted EBITDA for the six months ended June 30, 2017, was impacted by lower gains on disposal of spectrum licenses. Adjusted EBITDA included pre-tax spectrum gains of $38 million and $636 million in the six months ended June 30, 2017 and 2016, respectively.

•
Net cash provided by operating activities of $1.8 billion for the three months ended June 30, 2017, increased $61 million, or 3%. Net cash provided by operating activities of $3.5 billion for the six months ended June 30, 2017, increased $749 million, or 27% (see “Liquidity and Capital Resources”).

•
Free Cash Flow, a non-GAAP financial measure, of $482 million for the three months ended June 30, 2017, increased $63 million, or 15%. Free Cash Flow of $667 million for the six months ended June 30, 2017, increased $558 million, or 512% (see “Liquidity and Capital Resources”).

Set forth below is a summary of our consolidated results:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
(in millions)		(As Adjusted - See Note 1)				(As Adjusted - See Note 1)
Revenues
Branded postpaid revenues	$4,820	$4,509	$311	7%	$9,545	$8,811	$734	8%
Branded prepaid revenues	2,334	2,119	215	10%	4,633	4,144	489	12%
Wholesale revenues	234	207	27	13%	504	407	97	24%
Roaming and other service revenues	57	53	4	8%	92	104	(12)	(12)%
Total service revenues	7,445	6,888	557	8%	14,774	13,466	1,308	10%
Equipment revenues	2,506	2,188	318	15%	4,549	4,039	510	13%
Other revenues	262	211	51	24%	503	446	57	13%
Total revenues	10,213	9,287	926	10%	19,826	17,951	1,875	10%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,518	1,429	89	6%	2,926	2,850	76	3%
Cost of equipment sales	2,846	2,619	227	9%	5,532	4,993	539	11%
Selling, general and administrative	2,915	2,772	143	5%	5,870	5,521	349	6%
Depreciation and amortization	1,519	1,575	(56)	(4)%	3,083	3,127	(44)	(1)%
Cost of MetroPCS business combination	—	59	(59)	(100)%	—	95	(95)	(100)%
Gains on disposal of spectrum licenses	(1)	—	(1)	(100)%	(38)	(636)	598	(94)%
Total operating expense	8,797	8,454	343	4%	17,373	15,950	1,423	9%
Operating income	1,416	833	583	70%	2,453	2,001	452	23%
Other income (expense)
Interest expense	(265)	(368)	103	(28)%	(604)	(707)	103	(15)%
Interest expense to affiliates	(131)	(93)	(38)	41%	(231)	(172)	(59)	34%
Interest income	6	3	3	100%	13	6	7	117%
Other expense, net	(92)	(3)	(89)	NM	(90)	(5)	(85)	NM
Total other expense, net	(482)	(461)	(21)	5%	(912)	(878)	(34)	4%
Income before income taxes	934	372	562	151%	1,541	1,123	418	37%
Income tax expense	(353)	(147)	(206)	140%	(262)	(419)	157	(37)%
Net income	$581	$225	$356	158%	$1,279	$704	$575	82%

Net cash provided by operating activities	$1,829	$1,768	$61	3%	$3,542	$2,793	$749	27%
Net cash used in investing activities	(7,133)	(667)	(6,466)	969%	(8,683)	(2,527)	(6,156)	244%
Net cash (used in) provided by financing activities	(2,016)	790	(2,806)	(355)%	(178)	690	(868)	(126)%

Non-GAAP Financial Measures
Adjusted EBITDA	$3,012	$2,529	$483	19%	$5,680	$5,343	$337	6%
Free Cash Flow	482	419	63	15%	667	109	558	512%
NM - Not Meaningful

The following discussion and analysis is for the three and six months ended June 30, 2017, compared to the same periods in 2016 unless otherwise stated.

Total revenues increased $926 million, or 10%, for the three months ended and $1.9 billion, or 10%, for the six months ended June 30, 2017, primarily due to:

Branded postpaid revenues increased $311 million, or 7%, for the three months ended and $734 million, or 8%, for the six months ended June 30, 2017.

The change for the three months ended June 30, 2017 was primarily from:

•	Growth in the customer base driven by strong customer response to our Un-carrier initiatives and promotions for services and devices, including the growing success of our business channel, @Work; and

•	The positive impact from a decrease in the non-cash net revenue deferral for Data Stash; partially offset by

•	The MVNO Transaction.

The change for the six months ended June 30, 2017 was primarily from:

•	Growth in the customer base driven by strong customer response to our Un-carrier initiatives and promotions for services and devices, including the growing success of our business channel, @Work; and

•	Higher branded postpaid phone ARPU, including the positive impact from a decrease in the non-cash net revenue deferral for Data Stash, partially offset by the MVNO Transaction.

Branded prepaid revenues increased $215 million, or 10%, for the three months ended and $489 million, or 12%, for the six months ended June 30, 2017 primarily from:

•	Higher average branded prepaid customers primarily driven by the expansion into new markets; and

•	Higher branded prepaid ARPU driven by the success of our MetroPCS brand; partially offset by

•	The impact from the optimization of our third-party distribution channels.

Wholesale revenues increased $27 million, or 13%, for the three months ended and $97 million, or 24%, for the six months ended June 30, 2017, primarily from the impact of increased Wholesale revenues resulting from the MVNO Transaction.

Roaming and other service revenues increased $4 million, or 8%, for the three months ended and decreased $12 million, or 12%, for the six months ended June 30, 2017.

Equipment revenues increased $318 million, or 15%, for the three months ended and $510 million, or 13%, for the six months ended June 30, 2017.

The change for the three months ended June 30, 2017 was primarily from:

•	An increase of $213 million in device sales revenues, primarily from:

•	Higher average revenue per device sold due to an increase in the high-end device mix driven by an iconic device launch and a decrease in promotional spending; partially offset by

•	A 4% decrease in the number of devices sold. Device sales revenue is recognized at the time of sale;

•	An increase of $182 million from the purchase of previously leased devices at the end of the lease term; and

•	An increase of $45 million in SIM and Upgrade revenue; partially offset by

•	A decrease of $133 million in lease revenues from declining JUMP! On Demand population due to shifting focus to our EIP financing option beginning in the first quarter of 2016.

The change for the six months ended June 30, 2017 was primarily from:

•	An increase of $335 million in device sales revenues, primarily from:

•	Higher average revenue per device sold due to an increase in the high-end device mix by an iconic device launch; and

•	A 2% increase in the number of devices sold. Device sales revenue is recognized at the time of sale;

•	An increase of $229 million from the purchase of previously leased devices at the end of the lease term;

•	An increase of $95 million in SIM and Upgrade revenue; partially offset by

•	A decrease of $151 million from declining JUMP! On Demand population due to shifting focus to our EIP financing option beginning in the first quarter of 2016.

Under our JUMP! On Demand program, upon device upgrade or at lease end, customers must return or purchase their device. The residual value of purchased leased devices is recorded as equipment revenues when revenue recognition criteria have been met.

Gross EIP device financing to our customers increased by $95 million for the three months ended and $188 million for the six months ended June 30, 2017, primarily due to an increase in the number of devices financed as a result of our continued focus on EIP sales.

Operating expenses increased $343 million, or 4%, for the three months ended and $1.4 billion, or 9%, for the six months ended June 30, 2017, primarily from:

Cost of services increased $89 million, or 6%, for the three months ended and $76 million, or 3%, for the six months ended June 30, 2017.

The change for the three months ended June 30, 2017 was primarily from:

•	Higher lease expenses associated with network expansion; and

•	Higher international roaming primarily driven by Mobile without Borders; partially offset by

•	Lower long distance and toll costs as we continue to renegotiate contracts with vendors.

The change for the six months ended June 30, 2017 was primarily from:

•	Higher lease expenses associated with network expansion; and

•	Higher international roaming primarily driven by Mobile without Borders; partially offset by

•	Lower long distance and toll costs as we continue to renegotiate contracts with vendors; and

•	Lower regulatory expenses related to T-Mobile ONE rate plans, inclusive of Un-carrier Next.

Cost of equipment sales increased $227 million, or 9%, for the three months ended and $539 million, or 11%, for the six months ended June 30, 2017.

The change for the three months ended June 30, 2017 was primarily from:

•	An increase of $146 million from the recognition of cost for leased devices purchased at the end of the lease term; and

•	An increase of $122 million in device cost of equipment sales, primarily due to:

•	Higher average cost per device sold due to an increase in the high-end device mix; slightly offset by

•	A 4% decrease in the number of devices sold; partially offset by

•	A decrease of $28 million in other costs related to inventory and warranty exchange activities.

The change for the six months ended June 30, 2017 was primarily from:

•	An increase of $417 million in device cost of equipment sales, primarily from:

•	A higher average cost per device sold due to an increase in the high-end device mix; partially offset by

•	A 2% decrease in the number of devices sold; and

•	An increase from the recognition of cost for leased devices purchased at the end of the lease term; partially offset by

•	A decrease of $26 million in accessory cost driven by 7% volume decrease; and

•	A decrease of $39 million in other costs related to inventory and warranty exchange activities.

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

Selling, general and administrative increased $143 million, or 5%, for the three months ended and $349 million, or 6%, for the six months ended June 30, 2017, primarily from strategic investments to support our growing customer base including higher commissions and employee related costs, partially offset by focused cost controls.

Depreciation and amortization decreased $56 million, or 4%, for the three months ended and $44 million, or 1%, for the six months ended June 30, 2017 primarily from:

•
Lower depreciation expense related to our JUMP! On Demand program resulting from a lower number of devices under lease. Under our JUMP! On Demand program, the cost of a leased wireless device is depreciated over the lease term to its estimated residual value; partially offset by

•	The continued build-out of our 4G LTE network.

Cost of MetroPCS business combination decreased $59 million for the three months ended and $95 million for the six months ended June 30, 2017. On July 1, 2015, we officially completed the shutdown of the MetroPCS CDMA network. Network decommissioning costs primarily relate to the acceleration of lease costs for cell sites that would have otherwise been recognized as cost of services over the remaining lease term had we not decommissioned the cell sites. We do not expect to incur significant additional network decommissioning costs in 2017.

Gains on disposal of spectrum licenses were flat for the three months ended and decreased $598 million, or 94%, for the six months ended June 30, 2017, primarily from a $636 million gain from a spectrum license transaction with AT&T during the first quarter of 2016.

Net Income increased $356 million, or 158%, for the three months ended and $575 million, or 82%, for the six months ended June 30, 2017, primarily from:

•	Operating income, the components of which are discussed above, increased $583 million, or 70%, for the three months ended and $452 million, or 23%, for the six months ended June 30, 2017.

•	Income tax expense increased $206 million, or 140%, for the three months ended and decreased $157 million, or 37%, for the six months ended June 30, 2017.

The change for the three months ended June 30, 2017 was primarily from:

•	Higher income before income taxes; partially offset by

•	A lower effective tax rate. The effective tax rate was 37.8% and 39.5% for the three months ended June 30, 2017 and 2016, respectively.

The change for the six months ended June 30, 2017 was primarily from:

•
A lower effective tax rate. The effective tax rate was 17.0% and 37.3% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the effective income tax rate was primarily due to a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions that resulted in the recognition of $270 million in tax benefits in the first quarter of 2017 and the recognition of an additional $11 million in tax benefits in the second quarter of 2017. Total tax benefits were $281 million through June 30, 2017. The effective tax rate was further decreased by the recognition of $60 million of excess tax benefits related to share-based payments for the six months ended June 30, 2017, compared to $21 million for the same period in 2016; partially offset by

•	Higher income before income taxes.

See Note 7 - Income Taxes of the Notes to the Condensed Consolidated Financial Statements.

•	Other expense, net increased $89 million for the three months ended and $85 million for the six months ended June 30, 2017.

The change for the three months ended June 30, 2017 was primarily from a $88 million net loss recognized from the early redemption of certain Senior Notes.

The change for the six months ended June 30, 2017 was primarily from:

•	A $73 million net loss recognized from the early redemption of certain Senior Notes; and

•	A $13 million net loss recognized from the refinancing of our outstanding Senior Secured Term Loans.

See Note 6 – Debt of the Notes to the Condensed Consolidated Financial Statements.

•	Interest expense decreased $103 million, or 28%, for the three months ended and $103 million, or 15%, for the six months ended June 30, 2017, primarily from:

•	A decrease from the early redemption of our Senior Secured Term Loans and a total of $8.3 billion of Senior Notes; partially offset by

•	An increase from the issuance of the $1.0 billion of Senior Notes in April 2016; and

•	An increase from the issuance of a total of $1.5 billion of Senior Notes in March 2017.

•	Interest expense to affiliates increased $38 million, or 41%, for the three months ended and $59 million, or 34%, for the six months ended June 30, 2017, primarily from:

•	An increase in interest associated with a $4.0 billion secured term loan facility with DT entered into in January 2017;

•	An increase from issuance of a total of $4.0 billion in Senior Notes in May 2017; and

•	An increase on drawings on our Revolving Credit Facility; partially offset by

•	A decrease from lower interest rates through refinancing of a total of $3.0 billion of Senior Notes in April 2017.

See Note 6 – Debt of the Notes to the Condensed Consolidated Financial Statements for additional details.

Net income included net, after-tax gains on disposal of spectrum licenses of $23 million and $389 million for the six months ended June 30, 2017 and 2016, respectively. There were no material gains on disposal of spectrum licenses for the three months ended June 30, 2017 and 2016.

Guarantor Subsidiaries

The financial condition and results of operations of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to our consolidated financial condition.

The most significant components of the financial condition of our Non-Guarantor Subsidiaries were as follows:

	June 30, 2017	December 31, 2016	Change
(in millions)			$	%
Other current assets	$570	$565	$5	1%
Property and equipment, net	340	375	(35)	(9)%
Tower obligations	2,210	2,221	(11)	—%
Total stockholders' deficit	(1,394)	(1,374)	(20)	1%

The most significant components of the results of operations of our Non-Guarantor Subsidiaries were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2017	2016	$	%	2017	2016	$	%
Service revenues	$528	$517	$11	2%	$1,053	$980	$73	7%
Cost of equipment sales	251	251	—	—%	497	468	29	6%
Selling, general and administrative	197	217	(20)	(9)%	443	418	25	6%
Total comprehensive income	38	17	21	124%	47	27	20	74%

The change to the results of operations of our Non-Guarantor Subsidiaries for the three months ended June 30, 2017 was primarily from:

•
Higher Service revenues primarily due to the result of an increase in activity of the non-guarantor subsidiary that provides device insurance, primarily driven by growth in our customer base; partially offset by

•	Lower Selling, general and administrative expenses primarily due to a decrease in external services.

The change to the results of operations of our Non-Guarantor Subsidiaries for the six months ended June 30, 2017 was primarily from:

•	Higher Service revenues primarily due to the result of an increase in activity of the non-guarantor subsidiary that provides device insurance, primarily driven by growth in our customer base;

•	Higher Cost of equipment sales expenses primarily due to lower non-return fees charged to the customer; and

•	Higher Selling, general and administrative expenses primarily due to an increase in external services.

All other results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. See Note 10 – Guarantor Financial Information of the Notes to the Condensed Consolidated Financial Statements.

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

Total Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Branded customers generally include customers that are qualified either for postpaid service utilizing phones or mobile broadband devices (including tablets), where they generally pay after receiving service, or prepaid service, where they generally pay in advance. Wholesale customers include Machine to Machine (“M2M”) and MVNO customers that operate on our network, but are managed by wholesale partners.

The following table sets forth the number of ending customers:

	June 30, 2017	June 30, 2016	Change
(in thousands)			#	%
Customers, end of period
Branded postpaid phone customers	32,881	30,878	2,003	6%
Branded postpaid mobile broadband customers	3,277	2,748	529	19%
Total branded postpaid customers	36,158	33,626	2,532	8%
Branded prepaid customers	20,293	18,914	1,379	7%
Total branded customers	56,451	52,540	3,911	7%
Wholesale customers	13,111	14,844	(1,733)	(12)%
Total customers, end of period	69,562	67,384	2,178	3%
Adjustments to wholesale customers (1)	(4,368)	—	(4,368)	(100)%

(1)
We believe current and future regulatory changes have made the Lifeline program offered by our wholesale partners uneconomical. We will continue to support our wholesale partners offering the Lifeline program, but have excluded the Lifeline customers from our reported wholesale subscriber base resulting in the removal of 4.4 million reported wholesale customers as of the beginning of Q2 2017.

The MVNO Transaction resulted in a transfer of 1,365,000 branded postpaid phone customers and 326,000 branded prepaid customers to wholesale customers on September 1, 2016. Prospectively from September 1, 2016, net customer additions for these customers are included within Wholesale customers.

Branded Customers

Total branded customers increased 3,911,000, or 7%, primarily from:

•
Higher branded postpaid phone customers driven by strong customer response to our Un-carrier initiatives and promotional activities, including the launch of DIGITS, and the growing success of our business channel, @Work, partially offset by the MVNO Transaction;

•	Higher branded prepaid customers driven by the continued success of our Metro PCS brand, continued growth from distribution expansion; and

•	Higher branded postpaid mobile broadband customers primarily due to the launch of SyncUP DRIVETM.

Wholesale

Wholesale customers decreased 1,733,000, or 12%, primarily due to Lifeline subscribers which were excluded from our reported wholesale subscriber base as of the beginning of the second quarter of 2017. This decrease was partially offset by the MVNO Transaction and the continued success of the Company’s MVNO and M2M partnerships.

Net Customer Additions

The following table sets forth the number of net customer additions (losses):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2017	2016	#	%	2017	2016	#	%
Net customer additions (losses)
Branded postpaid phone customers	786	646	140	22%	1,584	1,523	61	4%
Branded postpaid mobile broadband customers	31	244	(213)	(87)%	147	408	(261)	(64)%
Total branded postpaid customers	817	890	(73)	(8)%	1,731	1,931	(200)	(10)%
Branded prepaid customers	94	476	(382)	(80)%	480	1,283	(803)	(63)%
Total branded customers	911	1,366	(455)	(33)%	2,211	3,214	(1,003)	(31)%
Wholesale customers (1)	422	515	(93)	(18)%	264	888	(624)	(70)%
Total net customer additions	1,333	1,881	(548)	(29)%	2,475	4,102	(1,627)	(40)%

(1)
We believe current and future regulatory changes have made the Lifeline program offered by our wholesale partners uneconomical. We will continue to support our wholesale partners offering the Lifeline program, but have excluded the Lifeline customers from our reported wholesale subscriber base resulting in the removal of 4.4 million reported wholesale customers as of the beginning of the second quarter of 2017.

Branded Customers

Total branded net customer additions decreased 455,000, or 33%, for the three months ended and 1,003,000, or 31%, for the six months ended June 30, 2017, primarily from:

•
Lower branded prepaid net customer additions primarily due to lower gross additions from increased competitive activity in the marketplace and higher deactivations from a growing customer base, partially offset by the continued strong performance of our MetroPCS brand; and

•
Lower branded postpaid mobile broadband net customer additions primarily due to our election to not pursue promotional tablet offers, higher deactivations resulting from churn on a growing customer base, partially offset by higher gross customer additions from the launch of SyncUP DRIVETM; partially offset by

•
Higher branded postpaid phone net customer additions primarily due to a strong response to our Un-carrier initiatives and promotional activities, including the launch of DIGITS and the growing success of our business channel, @Work, and lower churn, partially offset by an increased competitive environment.

Wholesale

Wholesale net customer additions decreased 93,000, or 18%, for the three months ended and 624,000, or 70%, for the six months ended June 30, 2017, primarily from lower customer gross additions, partially offset by lower customer deactivations. We believe current and future regulatory changes have made the Lifeline program offered by our wholesale partners uneconomical. We will continue to support our wholesale partners offering the Lifeline program, but have excluded the Lifeline customers from our reported wholesale subscriber base resulting in the removal of 4.4 million reported wholesale customers as of the beginning of the second quarter of 2017.

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

	June 30, 2017	June 30, 2016	Change
			#	%
Branded postpaid customers per account	2.91	2.64	0.27	10%

Branded postpaid customers per account increased 0.27 points, or 10%, primarily from growth of customers on promotions targeting families and the MVNO Transaction as the customers transferred had a lower number of branded postpaid customers per account.

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

	Three Months Ended June 30,		Bps Change	Six Months Ended June 30,		Bps Change
	2017	2016		2017	2016
Branded postpaid phone churn	1.10%	1.27%	-17 bps	1.14%	1.30%	-16 bps
Branded prepaid churn	3.91%	3.91%	0 bps	3.96%	3.88%	8 bps

Branded postpaid phone churn decreased 17 basis points for the three months ended and 16 basis points for the six months ended June 30, 2017, primarily due to MVNO Transaction as the customers transferred had a higher rate of churn as well as increased customer satisfaction and loyalty.

Branded prepaid churn was flat for the three months ended and increased 8 basis points for the six months ended June 30, 2017, Branded prepaid churn activity included:

•	Higher MetroPCS churn from increased competitive activity and maturing markets that launched in 2016; offset by

•	Optimization of our third-party distribution channels and a decrease in certain customers, which have a higher rate of branded prepaid churn.

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

The following tables illustrate the calculation of our operating measures ARPU and ABPU and reconcile these measures to the related service revenues:

(in millions, except average number of customers, ARPU and ABPU)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	#	%	2017	2016	#	%
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$4,820	$4,509	$311	7%	$9,545	$8,811	$734	8%
Less: Branded postpaid mobile broadband revenues	(255)	(193)	(62)	32%	(480)	(375)	(105)	28%
Branded postpaid phone service revenues	$4,565	$4,316	$249	6%	$9,065	$8,436	$629	7%
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	32,372	30,537	1,835	6%	31,968	30,128	1,840	6%
Branded postpaid phone ARPU	$47.01	$47.11	$(0.10)	—%	$47.26	$46.67	$0.59	1%

Calculation of Branded Postpaid ABPU
Branded postpaid service revenues	$4,820	$4,509	$311	7%	$9,545	$8,811	$734	8%
EIP billings	1,402	1,344	58	4%	2,804	2,668	136	5%
Lease revenues	234	367	(133)	(36)%	558	709	(151)	(21)%
Total billings for branded postpaid customers	$6,456	$6,220	$236	4%	$12,907	$12,188	$719	6%
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	35,636	33,125	2,511	8%	35,188	32,633	2,555	8%
Branded postpaid ABPU	$60.40	$62.59	$(2.19)	(3)%	$61.14	$62.25	$(1.11)	(2)%

Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$2,334	$2,119	$215	10%	$4,633	$4,144	$489	12%
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	20,131	18,662	1,469	8%	20,010	18,312	1,698	9%
Branded prepaid ARPU	$38.65	$37.86	$0.79	2%	$38.59	$37.72	$0.87	2%

Branded Postpaid Phone ARPU:

Branded postpaid phone ARPU decreased $0.10, essentially flat, for the three months ended and increased $0.59, or 1%, for the six months ended June 30, 2017.

The change for the three months ended June 30, 2017 was primarily from:

•	The adoption of T-Mobile ONE including taxes and fees and dilution from promotional activities and the successful launch of DIGITS; were offset by

•	A decrease in the non-cash net revenue deferral for Data Stash; and

•	The transfer of customers as part of the MVNO transaction as those customers had lower ARPU.

The change for the six months ended June 30, 2017 was primarily from:

•	A decrease in the non-cash net revenue deferral for Data Stash; and

•	The transfer of customers as part of the MVNO transaction as those customers had lower ARPU; partially offset by

•	Dilution from promotional activities, inclusive of the successful launch of DIGITS.

T-Mobile continues to expect that Branded postpaid phone ARPU in full-year 2017 will be generally stable compared to full-year 2016, with some quarterly variations driven by the actual migrations to T-Mobile ONE rate plans, inclusive of Un-carrier Next.

Branded Postpaid ABPU:

Branded postpaid ABPU decreased $2.19, or 3%, for the three months ended and $1.11, or 2%, for the six months ended June 30, 2017, primarily from:

The change for the three months ended June 30, 2017 was primarily from:

•	Lower lease revenues; and

•	Growth in the branded postpaid mobile broadband customer base with lower ARPU.

The change for the six months ended June 30, 2017 was primarily from:

•	Lower lease revenues; and

•	Growth in the branded postpaid mobile broadband customer base with lower ARPU.

Branded Prepaid ARPU:

Branded prepaid ARPU increased $0.79, or 2%, for the three months ended and $0.87, or 2%, for the six months ended June 30, 2017, compared to the same periods in 2016, primarily from continued growth of MetroPCS customers who generate higher ARPU.

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

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2017	2016	$	%	2017	2016	$	%
Net income	$581	$225	$356	158%	$1,279	$704	$575	82%
Adjustments:
Interest expense	265	368	(103)	(28)%	604	707	(103)	(15)%
Interest expense to affiliates	131	93	38	41%	231	172	59	34%
Interest income (1)	(6)	(3)	(3)	100%	(13)	(6)	(7)	117%
Other expense, net	92	3	89	2,967%	90	5	85	1,700%
Income tax expense	353	147	206	140%	262	419	(157)	(37)%
Operating income (1)	1,416	833	583	70%	2,453	2,001	452	23%
Depreciation and amortization	1,519	1,575	(56)	(4)%	3,083	3,127	(44)	(1)%
Cost of MetroPCS business combination (2)	—	59	(59)	(100)%	—	95	(95)	(100)%
Stock-based compensation (3)	72	61	11	18%	139	114	25	22%
Other, net (3)	5	1	4	400%	5	6	(1)	(17)%
Adjusted EBITDA (1)	$3,012	$2,529	$483	19%	$5,680	$5,343	$337	6%
Net income margin (Net income divided by service revenues)	8%	3%		500 bps	9%	5%		400 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by service revenues) (1)	40%	37%		300 bps	38%	40%		-200 bps

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

Adjusted EBITDA increased $483 million, or 19%, for the three months ended and $337 million, or 6%, for the six months ended June 30, 2017.

The change for the three months ended June 30, 2017 was primarily from:

•
An increase in branded postpaid and prepaid service revenues primarily due to strong customer response to our Un-carrier initiatives, the ongoing success of our promotional activities, and the success of our MetroPCS brand; and

•	Lower losses on equipment; partially offset by

•	Higher selling, general and administrative expenses; and

•	Higher costs of service.

The change for the six months ended June 30, 2017 was primarily from:

•
An increase in branded postpaid and prepaid service revenues primarily due to strong customer response to our Un-carrier initiatives, the ongoing success of our promotional activities, and the success of our MetroPCS brand; partially offset by

•	Lower gains on disposal of spectrum licenses of $598 million; gains on disposal were $38 million for the six months ended June 30, 2017, compared to $636 million in the same period in 2016; and

•	Higher selling, general and administrative expenses;

•	Higher costs of service; and

•	Cost of MetroPCS business combination.

Effective January 1, 2017, the imputed discount on EIP receivables, which was previously recognized within Interest income in our Condensed Consolidated Statements of Comprehensive Income, is recognized within Other revenues in our Condensed Consolidated Statements of Comprehensive Income. Due to this presentation, the imputed discount on EIP receivables is included in Adjusted EBITDA. See Note 1 - Basis of Presentation of Notes to the Condensed Consolidated Financial Statements for additional details.

We have applied this change retrospectively and presented the effect on the three and six months ended June 30, 2016, in the table below.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(in millions)	As Filed	Change in Accounting Principle	As Adjusted	As Filed	Change in Accounting Principle	As Adjusted
Operating income	$768	$65	$833	$1,871	$130	$2,001
Interest income	68	(65)	3	136	(130)	6
Net income	225	—	225	704	—	704
Net income as a percentage of service revenue	3%	—%	3%	5%	—%	5%
Adjusted EBITDA	2,464	65	2,529	5,213	130	5,343
Adjusted EBITDA margin (Adjusted EBITDA divided by service revenues)	36%	1%	37%	39%	1%	40%

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

Cash Flows

The following is an analysis of our cash flows for three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2017	2016	$	%	2017	2016	$	%
Net cash provided by operating activities	$1,829	$1,768	$61	3%	$3,542	$2,793	$749	27%
Net cash used in investing activities	(7,133)	(667)	(6,466)	969%	(8,683)	(2,527)	(6,156)	244%
Net cash (used in) provided by financing activities	(2,016)	790	(2,806)	(355)%	(178)	690	(868)	(126)%

Operating Activities

Cash provided by operating activities increased $61 million, or 3%, for the three months ended and $749 million, or 27%, for the six months ended June 30, 2017, compared to the same periods in 2016.

The change for the three months ended June 30, 2017 was primarily from:

•
Higher Net income and higher net non-cash Deferred income tax expense, partially offset by higher use from changes in working capital. Within working capital, changes in Equipment installment plan receivables, Inventories, Other current and long-term assets and Other current and long term liabilities were partially offset by improvements in Accounts payable and accrued liabilities. The change in EIP receivables was primarily due to an increase in devices financed on EIP as well a decrease in net cash proceeds from the sale of EIP receivables as the three months ended June 30, 2016 benefited from net cash proceeds of $371 million primarily related to upsizing of the EIP securitization facility.

The change for the six months ended June 30, 2017 was primarily from:

•
Higher Net income and net non-cash Gains on disposal of spectrum licenses and Deferred income tax expense was partially offset by increased net cash outflows from changes in working capital. Within working capital changes in Equipment installment plan receivables, Other current and long-term assets and Other current and long term liabilities were partially offset by improvements in Inventories and Accounts payable and accrued liabilities. The change in EIP receivables was primarily due to an increase in devices financed on EIP as well a decrease in net cash proceeds from the sale of EIP receivables as the six months ended June 30, 2016 benefited from net cash proceeds of $371 million primarily related to upsizing of the EIP securitization facility.

Investing Activities

Cash used in investing activities increased $6.5 billion, for the three months ended and $6.2 billion, for the six months ended June 30, 2017.

The change for the three months ended June 30, 2017 was primarily from:

•	$3.5 billion increase in Purchases of spectrum licenses and other intangible assets, including deposits, primarily driven by our winning bid for 1,525 licenses in the 600 MHz spectrum auction; and

•	$2.9 billion decrease in Sales of short-term investments.

The change for the six months ended June 30, 2017 was primarily from:

•	$3.0 billion decrease in Sales of short-term investments; and

•	$2.9 billion increase in Purchases of spectrum licenses and other intangible assets, including deposits, primarily driven by our winning bid for 1,525 licenses in the 600 MHz spectrum auction.

Financing Activities

Cash provided by and used in financing activities increased $2.8 billion to a use of $2.0 billion in the three months ended and increased $868 million to a use of $178 million in the six months ended June 30, 2017.

The use of cash in the three months ended June 30, 2017 was primarily from:

•	$6.8 billion for Repayments of long-term debt;

•	$1.2 billion for Repayments of revolving credit facility;

•	$292 million for Repayments of short-term debt for purchases of inventory, property and equipment, net; and

•	$119 million for Repayments of capital lease obligations; partially offset by

•	$4.5 billion in Proceeds from issuance of long-term debt; and

•	$1.9 billion in Proceeds from borrowing on revolving credit facility.

The use of cash in the six months ended June 30, 2017 was primarily from:

•	$10.2 billion for Repayments of long-term debt;

•	$1.2 billion for Repayments of revolving credit facility;

•	$292 million for Repayments of short-term debt for purchases of inventory, property and equipment, net;

•	$209 million for Repayments of capital lease obligations; and

•	$95 million for Tax withholdings on share-based awards; partially offset by

•	$10 billion in Proceeds from issuance of long-term debt; and

•	$1.9 billion in Proceeds from borrowing on revolving credit facility.

Cash and Cash Equivalents

As of June 30, 2017, our Cash and cash equivalents were $181 million.

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

The following table illustrates the calculation of Free Cash Flow and reconciles Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2017	2016	$	%	2017	2016	$	%
Net cash provided by operating activities	$1,829	$1,768	$61	3%	$3,542	$2,793	$749	27%
Cash purchases of property and equipment	(1,347)	(1,349)	2	—%	(2,875)	(2,684)	(191)	7%
Free Cash Flow	$482	$419	$63	15%	$667	$109	$558	512%

Free Cash Flow increased $63 million for the three months ended and $558 million for the six months ended June 30, 2017 primarily from higher net cash provided by operating activities, as described above. The increase in the six months ended June 30, 2017 was partially offset by higher purchases of property and equipment from the build-out of our 4G LTE network.

Debt

As of June 30, 2017, our total debt was $28.5 billion, excluding our tower obligations, of which $27.3 billion was classified as long-term debt.

The following table sets forth the debt balances and activity as of, and for the six months ended, June 30, 2017:

(in millions)	December 31, 2016	Issuances and Borrowings (1)	Note Redemptions (1)	Extinguishments (1)	Other (2)	June 30, 2017
Short-term debt	$354	$—	$—	$(20)	$188	$522
Long-term debt	21,832	1,495	(8,365)	(1,947)	191	13,206
Total debt to third parties	22,186	1,495	(8,365)	(1,967)	379	13,728
Short-term debt to affiliates	—	680	—	—	—	680
Long-term debt to affiliates	5,600	8,485	—	—	1	14,086
Total debt to affiliates	5,600	9,165	—	—	1	14,766
Total debt	$27,786	$10,660	$(8,365)	$(1,967)	$380	$28,494

(1)
Issuances and borrowings, note redemptions and extinguishments are recorded net of related issuance costs, discounts and premiums. Issuances and borrowings for Short-term debt to affiliates represents net outstanding borrowings on our senior secured revolving credit facility.

(2)
Other includes: $298 million issuances of short-term debt related to vendor financing arrangements, of which $290 million is related to financing of property and equipment. During the six months ended June 30, 2017, we repaid $292 million under the vendor financing arrangements. As of June 30, 2017, vendor financing arrangements totaled $6 million. Vendor financing arrangements are included in Short-term debt within Total current liabilities in our Condensed Consolidated Balance Sheets. Additional activity in Other includes capital leases and the amortization of discounts and premiums. As of June 30, 2017 and December 31, 2016, capital leases outstanding totaled $1.8 billion and $1.4 billion, respectively.

Debt to Third Parties

Issuances and Borrowings

During the six months ended June 30, 2017, we issued the following Senior Notes:

(in millions)	Principal Issuances	Issuance Costs	Net proceeds from issuance of long-term debt
4.000% Senior Notes due 2022	$500	$2	$498
5.125% Senior Notes due 2025	500	2	498
5.375% Senior Notes due 2027	500	1	499
Total	$1,500	$5	$1,495

On March 16, 2017, T-Mobile USA and certain of its affiliates, as guarantors, issued a total of $1.5 billion of public Senior Notes with various interest rates and maturity dates. Issuance costs related to the public debt issuance totaled $5 million for the six months ended June 30, 2017. We used the net proceeds of $1.495 billion from the transaction to redeem callable high yield debt.

Notes Redemptions

During the six months ended June 30, 2017, we made the following note redemptions:

(in millions)	Principal Amount	Write-off of premiums, discounts and issuance costs (1)	Call Penalties (1) (2)	Redemption Date	Redemption Price
6.625% Senior Notes due 2020	$1,000	$(45)	$22	February 10, 2017	102.208%
5.250% Senior Notes due 2018	500	1	7	March 4, 2017	101.313%
6.250% Senior Notes due 2021	1,750	(71)	55	April 1, 2017	103.125%
6.464% Senior Notes due 2019	1,250	—	—	April 28, 2017	100.000%
6.542% Senior Notes due 2020	1,250	—	21	April 28, 2017	101.636%
6.633% Senior Notes due 2021	1,250	—	41	April 28, 2017	103.317%
6.731% Senior Notes due 2022	1,250	—	42	April 28, 2017	103.366%
Total note redemptions	$8,250	$(115)	$188

(1)
Write-off of premiums, discounts, issuance costs and call penalties are included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income. Write-off of premiums, discounts and issuance costs are included in Other, net within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

(2)	The call penalty is the excess paid over the principal amount. Call penalties are included within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

Debt to Affiliates

Issuances and Borrowings

During the six months ended June 30, 2017, we made the following borrowings:

(in millions)	Net proceeds from issuance of long-term debt	Extinguishments	Write-off of discounts and issuance costs (1)
LIBOR plus 2.00% Senior Secured Term Loan due 2022	$2,000	$—	$—
LIBOR plus 2.25% Senior Secured Term Loan due 2024	2,000	—	—
LIBOR plus 2.750% Senior Secured Term Loan	—	(1,980)	13
Total	$4,000	$(1,980)	$13

(1)
Write-off of discounts and issuance costs are included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income and Other, net within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

On January 25, 2017, T-Mobile USA, Inc. (“T-Mobile USA”), and certain of its affiliates, as guarantors, entered into an agreement to borrow $4.0 billion under a secured term loan facility (“Incremental Term Loan Facility”) with DT, our majority stockholder, to refinance $1.98 billion of outstanding senior secured term loans under its Term Loan Credit Agreement dated November 9, 2015, with the remaining net proceeds from the transaction used to redeem callable high yield debt. The Incremental Term Loan Facility increased DT’s incremental term loan commitment provided to T-Mobile USA under that certain First Incremental Facility Amendment dated as of December 29, 2016, from $660 million to $2.0 billion and provided T-Mobile USA with an additional $2.0 billion incremental term loan commitment.

On January 31, 2017, the loans under the Incremental Term Loan Facility were drawn in two tranches: (i) $2.0 billion of which bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.00% and matures on November 9, 2022, and (ii) $2.0 billion of which bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.25% and matures on January 31, 2024. No issuance fees were incurred related to this debt agreement for the six months ended June 30, 2017.

On March 31, 2017, the Incremental Term Loan Facility was further amended to waive all interim principal payments. The outstanding principal balance will be due at maturity.

During the six months ended June 30, 2017, we issued the following Senior Notes:

(in millions)	Principal Issuances (Redemptions)	Discounts (1)	Net proceeds from issuance of long-term debt
4.000% Senior Notes due 2022	$1,000	$(23)	$977
5.125% Senior Notes due 2025	1,250	(28)	1,222
5.375% Senior Notes due 2025	750	(28)	722
6.288% Senior Reset Notes due 2019	(1,250)	—	(1,250)
6.366% Senior Reset Notes due 2020	(1,250)	—	(1,250)
Total	$500	$(79)	$421

(1)
Discounts reduce Proceeds from borrowing on revolving credit facility and are included within Net cash (used in) provided by financing activities in our Condensed Consolidated Statements of Cash Flows.

On March 13, 2017, DT agreed to purchase a total of $3.5 billion in aggregate principal amounts of Senior Notes with various interest rates and maturity dates (the “new DT Notes”).

Through net settlement in April 2017, we issued to DT a total of $3.0 billion in aggregate principal amount of the new DT Notes and redeemed all of the $2.5 billion in outstanding aggregate principal amount of Senior Reset Notes with various interest rates and maturity dates (the “old DT Notes”).

The redemption prices of the old DT Notes were 103.144% and 103.183%, resulting in a total of $79 million in early redemption fees. These early redemption fees were recorded as discounts on the issuance of the new DT Notes. The proceeds from the net settlement were $421 million and are included in Proceeds from issuance of long-term debt in our Condensed Consolidated Statements of Cash Flows.

The closing of the issuance and sale of the remaining $500 million in aggregate principal amount of the 5.375% Senior Notes due 2027 to DT is expected to occur on or about September 18, 2017.

During the six months ended June 30, 2017, we also issued the following Senior Notes:

(in millions)	Principal Issuances	Premium	Net proceeds from issuance of long-term debt
5.300% Senior Notes due 2021	$2,000	$—	$2,000
6.000% Senior Notes due 2024	1,350	40	1,390
6.000% Senior Notes due 2024	650	24	674
Total	$4,000	$64	$4,064

On May 9, 2017, we exercised our option under existing purchase agreements and issued Senior Notes to DT. The proceeds were used to fund a portion of the purchase price of spectrum licenses won in the 600 MHz spectrum auction. Net proceeds from these issuances include $64 million in debt premiums. See Note 4 - Spectrum License Transactions for further information.

Revolving Credit Facility

We had $680 million and $0 million outstanding borrowings under our $1.5 billion senior secured revolving credit facility with DT as of June 30, 2017, and December 31, 2016, respectively. Proceeds and repayments from the revolving credit facility are presented in Proceeds from borrowing on revolving credit facility and Repayments of revolving credit facility within Net cash (used in) provided by financing activities in our Condensed Consolidated Statements of Cash Flows. See Note 6 – Debt of the Notes to the Condensed Consolidated Financial Statements for further information.

We could seek additional sources of liquidity, including through the issuance of additional long-term debt in 2017, to continue to opportunistically acquire spectrum licenses or other assets in private party transactions or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for spectrum acquisitions or other assets, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions and redemption of high yield callable debt.

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

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of June 30, 2017.

Capital Lease Facilities

We have entered into uncommitted capital lease facilities with certain partners, which provide us with the ability to enter into capital leases for network equipment and services. As of June 30, 2017, we have committed to $1.9 billion of capital leases under these capital lease facilities, of which $314 million and $597 million was executed during the three and six months ended June 30, 2017, respectively. We expect to enter into up to an additional $303 million in capital lease commitments during 2017.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure. Property and equipment capital expenditures primarily relate to our network transformation, including the build out of 700 MHz A-Block spectrum licenses. We expect cash purchases of property and equipment to be in the range of $4.8 billion to $5.1 billion in 2017, excluding capitalized interest. This does not include property and equipment obtained through capital lease agreements, leased wireless devices transferred from inventory or any additional purchases of spectrum licenses.

In April 2017, the Federal Communications Commission (the “FCC”) announced that we were the winning bidder of 1,525 licenses in the 600 MHz spectrum auction for an aggregate price of $8.0 billion. At the inception of the auction in June 2016, we deposited $2.2 billion with the FCC which, based on the outcome of the auction, was sufficient to cover our down payment obligation due in April 2017. In May 2017, we paid the FCC the remaining $5.8 billion of the purchase price using cash reserves and by issuing debt to Deutsche Telekom AG (“DT”), our majority stockholder, pursuant to existing debt purchase commitments. See Note 6 - Debt of the Notes to the Condensed Consolidated Financial Statements for further information.

The $5.8 billion payment of the purchase price is included in Purchases of spectrum licenses and other intangible assets, including deposits within Net cash used in investing activities in our Condensed Consolidated Statements of Cash Flows. The licenses are included in Spectrum licenses as of June 30, 2017 on our Condensed Consolidated Balance Sheets. We expect to begin deployment of these licenses on our network in the second half of 2017. See Note 4 - Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements for additional details.

Off-Balance Sheet Arrangements

In 2015, we entered into an arrangement, as amended, to sell certain EIP accounts receivable on a revolving basis through November 2017 as an additional source of liquidity. In June 2016, the arrangement was amended to increase the maximum funding commitment to $1.3 billion with a scheduled expiration date in November 2017. In 2014, we entered into an arrangement, as amended, to sell certain service accounts receivable on a revolving basis through March 2017 as an additional source of liquidity. In November 2016, the arrangement was amended to increase the maximum funding commitment to $950 million with a scheduled expiration date in March 2018. As of June 30, 2017, T-Mobile derecognized net receivables of $2.4 billion upon sale through these arrangements. See Note 3 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

Related-Party Transactions

During the six months ended June 30, 2017, we entered into certain debt related transactions with affiliates. See Note 6 – Debt of the Notes to the Condensed Consolidated Financial Statements for additional details.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended June 30, 2017 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with DT. We have relied upon DT for information regarding their activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company (“MTN Irancell”), Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the three months ended June 30, 2017, gross revenues of all DT affiliates generated by roaming and interconnection traffic with Iran were less than $1.0 million and estimated net profits were less than $1.0 million.

In addition, DT, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended June 30, 2017 were less than $0.1 million. We understand that DT intends to continue these activities.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Form 10-Q.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes shares surrendered to T-Mobile:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 – April 30, 2017	380	$64.94	—	—
May 1, 2017 – May 31, 2017	—	—	—	—
June 1, 2017 – June 30, 2017	—	—	—	—
Total	380		—

Shares surrendered to T-Mobile represent amounts to pay the exercise price and taxes in connection with stock options exercised.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Index to Exhibits immediately following the signature page of this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

July 20, 2017	/s/ J. Braxton Carter
J. Braxton Carter Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed/Furnished Herewith
4.1	Twenty-Sixth Supplemental Indenture, dated as of April 27, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.000% Senior Note due 2022-1.	8-K	4/28/2017	4.1
4.2	Twenty-Seventh Supplemental Indenture, dated as of April 28, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.125% Senior Note due 2025-1.	8-K	4/28/2017	4.2
4.3	Twenty-Eighth Supplemental Indenture, dated as of April 28, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.375% Senior Note due 2027-1.	8-K	4/28/2017	4.3
4.4	Twenty-Ninth Supplemental Indenture, dated as of May 9, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.300% Senior Notes due 2021.	8-K	5/9/2017	4.1
4.5	Thirtieth Supplemental Indenture, dated as of May 9, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/9/2017	4.2
10.1	Fourth Amendment to the Receivables Sale and Contribution Agreement, dated as of May 5, 2017, by and among T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.				X
10.2
First Amendment to Second Amended and Restated Master Receivables Purchase Agreement, dated as of May 5, 2017, among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, The Bank of Tokyo Mitsubishi UFJ, Ltd., as bank collection agent, T-Mobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc., as performance guarantor.
					X
10.3
Fourth Amendment to the Amended and Restated Receivables Purchase and Administration Agreement, dated as of May 18, 2017, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.
					X
10.4*	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015, June 16, 2016 and June 13, 2017).				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed/Furnished Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herewith.