Form 10-Q
period 2017-09-30
T-Mobile US, Inc.
filed 2017-10-23
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 19, 2017
Common Stock, $0.00001 par value per share	831,964,098

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$739	$5,500
Accounts receivable, net of allowances of $86 and $102	1,734	1,896
Equipment installment plan receivables, net	2,136	1,930
Accounts receivable from affiliates	24	40
Inventories	999	1,111
Asset purchase deposit	—	2,203
Other current assets	1,817	1,537
Total current assets	7,449	14,217
Property and equipment, net	21,570	20,943
Goodwill	1,683	1,683
Spectrum licenses	35,007	27,014
Other intangible assets, net	256	376
Equipment installment plan receivables due after one year, net	1,100	984
Other assets	858	674
Total assets	$67,923	$65,891
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$6,071	$7,152
Payables to affiliates	288	125
Short-term debt	558	354
Deferred revenue	790	986
Other current liabilities	396	405
Total current liabilities	8,103	9,022
Long-term debt	13,163	21,832
Long-term debt to affiliates	14,586	5,600
Tower obligations	2,599	2,621
Deferred tax liabilities	5,535	4,938
Deferred rent expense	2,693	2,616
Other long-term liabilities	967	1,026
Total long-term liabilities	39,543	38,633
Commitments and contingencies (Note 10)
Stockholders' equity
5.50% Mandatory Convertible Preferred Stock Series A, par value $0.00001 per share, 100,000,000 shares authorized; 20,000,000 and 20,000,000 shares issued and outstanding; $1,000 and $1,000 aggregate liquidation value	—	—
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 833,418,809 and 827,768,818 shares issued, 831,963,343 and 826,357,331 shares outstanding	—	—
Additional paid-in capital	39,058	38,846
Treasury stock, at cost, 1,455,466 and 1,411,487 shares issued	(4)	(1)
Accumulated other comprehensive income	4	1
Accumulated deficit	(18,781)	(20,610)
Total stockholders' equity	20,277	18,236
Total liabilities and stockholders' equity	$67,923	$65,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(in millions, except share and per share amounts)		(As Adjusted - See Note 1)		(As Adjusted - See Note 1)
Revenues
Branded postpaid revenues	$4,920	$4,647	$14,465	$13,458
Branded prepaid revenues	2,376	2,182	7,009	6,326
Wholesale revenues	274	238	778	645
Roaming and other service revenues	59	66	151	170
Total service revenues	7,629	7,133	22,403	20,599
Equipment revenues	2,118	1,948	6,667	5,987
Other revenues	272	224	775	670
Total revenues	10,019	9,305	29,845	27,256
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,594	1,436	4,520	4,286
Cost of equipment sales	2,617	2,539	8,149	7,532
Selling, general and administrative	3,098	2,898	8,968	8,419
Depreciation and amortization	1,416	1,568	4,499	4,695
Cost of MetroPCS business combination	—	15	—	110
Gains on disposal of spectrum licenses	(29)	(199)	(67)	(835)
Total operating expense	8,696	8,257	26,069	24,207
Operating income	1,323	1,048	3,776	3,049
Other income (expense)
Interest expense	(253)	(376)	(857)	(1,083)
Interest expense to affiliates	(167)	(76)	(398)	(248)
Interest income	2	3	15	9
Other income (expense), net	1	(1)	(89)	(6)
Total other expense, net	(417)	(450)	(1,329)	(1,328)
Income before income taxes	906	598	2,447	1,721
Income tax expense	(356)	(232)	(618)	(651)
Net income	550	366	1,829	1,070
Dividends on preferred stock	(13)	(13)	(41)	(41)
Net income attributable to common stockholders	$537	$353	$1,788	$1,029

Net Income	$550	$366	$1,829	$1,070
Other comprehensive income, net of tax
Unrealized gain on available-for-sale securities, net of tax effect $0, $1, $2 and $1	1	2	3	2
Other comprehensive income	1	2	3	2
Total comprehensive income	$551	$368	$1,832	$1,072
Earnings per share
Basic	$0.65	$0.43	$2.15	$1.25
Diluted	$0.63	$0.42	$2.10	$1.24
Weighted average shares outstanding
Basic	831,189,779	822,998,697	829,974,146	821,626,675
Diluted	871,420,065	832,257,819	871,735,511	831,241,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Operating activities
Net income	$550	$366	$1,829	$1,070
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,416	1,568	4,499	4,695
Stock-based compensation expense	82	59	221	171
Deferred income tax expense	347	219	595	623
Bad debt expense	123	118	298	358
Losses from sales of receivables	67	59	242	157
Deferred rent expense	21	32	61	97
Gains on disposal of spectrum licenses	(29)	(199)	(67)	(835)
Changes in operating assets and liabilities
Accounts receivable	(119)	(155)	(166)	(462)
Equipment installment plan receivables	(154)	104	(520)	556
Inventories	113	301	(28)	(497)
Deferred purchase price from sales of receivables	6	(16)	(12)	(199)
Other current and long-term assets	(184)	(98)	(330)	31
Accounts payable and accrued liabilities	(12)	(731)	(607)	(1,568)
Other current and long term liabilities	60	112	(84)	326
Other, net	75	1	(27)	10
Net cash provided by operating activities	2,362	1,740	5,904	4,533
Investing activities
Purchases of property and equipment, including capitalized interest of $29, $17, $111 and $71	(1,441)	(1,159)	(4,316)	(3,843)
Purchases of spectrum licenses and other intangible assets, including deposits	(15)	(705)	(5,820)	(3,544)
Sales of short-term investments	—	—	—	2,998
Other, net	1	5	(2)	3
Net cash used in investing activities	(1,455)	(1,859)	(10,138)	(4,386)
Financing activities
Proceeds from issuance of long-term debt	500	—	10,480	997
Proceeds from borrowing on revolving credit facility	1,055	—	2,910	—
Repayments of revolving credit facility	(1,735)	—	(2,910)	—
Repayments of capital lease obligations	(141)	(54)	(350)	(133)
Repayments of short-term debt for purchases of inventory, property and equipment, net	(4)	—	(296)	(150)
Repayments of long-term debt	—	(5)	(10,230)	(15)
Tax withholdings on share-based awards	(6)	(3)	(101)	(52)
Dividends on preferred stock	(13)	(13)	(41)	(41)
Other, net	(5)	8	11	17
Net cash (used in) provided by financing activities	(349)	(67)	(527)	623
Change in cash and cash equivalents	558	(186)	(4,761)	770
Cash and cash equivalents
Beginning of period	181	5,538	5,500	4,582
End of period	$739	$5,352	$739	$5,352
Supplemental disclosure of cash flow information
Interest payments, net of amounts capitalized, $0, $0, $79 and $0 of which recorded as debt discount (Note 7)	$343	$478	$1,565	$1,292
Income tax payments	2	4	23	23
Changes in accounts payable for purchases of property and equipment	(141)	(79)	(458)	(307)
Leased devices transferred from inventory to property and equipment	262	234	775	1,175
Returned leased devices transferred from property and equipment to inventory	(165)	(186)	(635)	(422)
Issuance of short-term debt for financing of property and equipment	1	—	291	150
Assets acquired under capital lease obligations	138	384	735	679
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

Change in Accounting Principle

Effective January 1, 2017, the imputed discount on Equipment Installment Plan (“EIP”) receivables, which is amortized over the financed installment term using the effective interest method, and was previously presented within Interest income in our Condensed Consolidated Statements of Comprehensive Income, is now presented within Other revenues in our Condensed Consolidated Statements of Comprehensive Income. We believe this presentation is preferable because it provides a better representation of amounts earned from our major ongoing operations and aligns with industry practice thereby enhancing comparability. We have applied this change retrospectively and presented the effect on the three and nine months ended September 30, 2017 and 2016, in the tables below:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(in millions)	Unadjusted	Change in Accounting Principle	As Adjusted	As Filed	Change in Accounting Principle	As Adjusted
Other revenues	$198	$74	$272	$165	$59	$224
Total revenues	9,945	74	10,019	9,246	59	9,305
Operating income	1,249	74	1,323	989	59	1,048
Interest income	76	(74)	2	62	(59)	3
Total other expense, net	(343)	(74)	(417)	(391)	(59)	(450)
Net income	550	—	550	366	—	366

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(in millions)	Unadjusted	Change in Accounting Principle	As Adjusted	As Filed	Change in Accounting Principle	As Adjusted
Other revenues	$571	$204	$775	$481	$189	$670
Total revenues	29,641	204	29,845	27,067	189	27,256
Operating income	3,572	204	3,776	2,860	189	3,049
Interest income	219	(204)	15	198	(189)	9
Total other expense, net	(1,125)	(204)	(1,329)	(1,139)	(189)	(1,328)
Net income	1,829	—	1,829	1,070	—	1,070

The change in accounting principle did not have an impact on basic or diluted earnings per share for the three and nine months ended September 30, 2017 and 2016, or Accumulated deficit as of September 30, 2017 or December 31, 2016.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), and has since modified the standard with several ASUs. The standard is effective for us, and we will adopt the standard, on January 1, 2018.

The standard requires entities to recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations.

The guidance permits two methods of adoption, the full retrospective method applying the standard to each prior reporting period presented, or the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients at their discretion. We are adopting the standard using the modified retrospective method with a cumulative catch up adjustment and will provide additional disclosures comparing results to previous GAAP.

We currently anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant potential impacts include the following items:

•
Whether our EIP contracts contain a significant financing component, which is similar to our current practice of imputing interest, and would similarly impact the amount of revenue recognized at the time of an EIP sale and whether or not a portion of the revenue is recognized as interest and included in other revenues, rather than equipment revenues. We currently expect to recognize the financing component in our EIP contracts, including those financing components that are not considered to be significant to the contract. We believe that this application will be consistent with our current practice of imputing interest.

•
As we currently expense contract acquisition costs, we believe that the requirement to defer incremental contract acquisition costs and recognize them over the term of the initial contract and anticipated renewal contracts to which the costs relate will have a significant impact to our consolidated financial statements. We plan to utilize the practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less which we expect will typically result in expensing commissions paid to acquire branded prepaid service contracts. Currently, we believe that incremental contract acquisition costs of approximately $450 million to $550 million that were incurred during the nine months ended September 30, 2017, which consists primarily of commissions paid to acquire branded postpaid service contracts, would require capitalization and amortization under the new standard. We expect that deferred contract costs will have an average amortization period of approximately 24 months, subject to being monitored and updated every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset will be assessed for impairment on a periodic basis.

•
We expect that promotional bill credits offered to customers on equipment sales that are paid over time and are contingent on the customer maintaining a service contract will result in extended service contracts, which impacts the allocation and timing of revenue recognition between service revenue and equipment revenue.

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

We are in the process of implementing significant new revenue accounting systems, processes and internal controls over revenue recognition which will assist us in the application of the new standard.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The standard requires all lessees to report a right-of-use asset and a lease liability for most leases. The income statement recognition is similar to existing lease accounting and is based on lease classification. The standard requires lessees and lessors to classify most leases using principles similar to existing lease accounting. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. We are currently evaluating the standard, which will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. We plan to adopt the standard when it becomes effective for us beginning January 1, 2019, and expect the adoption of the standard will result in the recognition of right of use assets and lease liabilities that have not previously been recorded, which will have a material impact on our condensed consolidated financial statements.

We are in the process of implementing significant new lease accounting systems, processes and internal controls over lease recognition which will ultimately assist in the application of the new standard.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard is intended to reduce current diversity in practice and provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard is effective for us, and we will adopt the standard, on January 1, 2018. The standard will require a retrospective approach. The standard will impact the presentation of cash flows related to beneficial interests in securitization transactions, which is the deferred purchase price, resulting in a reclassification of cash inflows from Operating activities to Investing activities of approximately $1.0 billion for the three months ended September 30, 2017 and 2016, and $2.8 billion for the nine months ended September 30, 2017 and 2016, in our condensed consolidated statement of cash flows. The standard will also impact the presentation of cash payments for debt prepayment or debt extinguishment costs, resulting in a reclassification of cash outflows from Operating activities to Financing activities of $188 million for the nine months ended September 30, 2017, in our condensed consolidated statement of cash flows. We had no cash payments for debt prepayment or debt extinguishment costs for the three months ended September 30, 2017.

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

Note 2 – Significant Transactions

Hurricane Impacts

During the third quarter of 2017, our operations in Texas, Florida and Puerto Rico experienced losses related to hurricanes. Based on our preliminary assessment, the negative impact to operating income and net income for both the three and nine months ended September 30, 2017, from lost revenue, assets damaged or destroyed and other hurricane related costs incurred was $148 million and $90 million, respectively. As of September 30, 2017, our loss assessment is ongoing and we expect additional expenses to be incurred and customer activity to be impacted in the fourth quarter of 2017, primarily related to our operations in Puerto Rico. We have not recognized any potential insurance recoveries related to those hurricane losses as we continue to assess the damage and work with our insurance carriers.

Purchase of Iowa Wireless

On September 18, 2017, we entered into a Unit Purchase Agreement (“UPA”) to acquire the remaining equity in INS Wireless, Inc. (“INS”), a 54% owned unconsolidated subsidiary, for a purchase price of $25 million. We account for our existing investment in INS under the equity method as we have significant influence, but not control. Upon the close of the transaction, which is expected within the next six months, subject to regulatory approvals and customary closing conditions, INS will become a wholly-owned consolidated subsidiary.

Spectrum Transactions

During the nine months ended September 30, 2017, we entered into agreements with third parties for the exchange of certain spectrum licenses and were the winning bidder of 1,525 licenses in the 600 MHz spectrum auction. See Note 5 - Spectrum License Transactions for further information.

Debt

During the nine months ended September 30, 2017, we completed significant transactions with both third parties and affiliates related to the issuance, borrowing and redemption of debt. See Note 7 - Debt for further information.

Power Purchase Agreements

During the nine months ended September 30, 2017, we entered into two renewable energy purchase agreements with third parties. These agreements each consist of two components, an energy forward agreement that is net settled based on energy prices and the energy output generated by the facility and a commitment to purchase the energy credits associated with the energy output generated by the facility. See Note 10 – Commitments and Contingencies for further information.

Note 3 – Equipment Installment Plan Receivables

We offer certain retail customers the option to pay for their devices and accessories in installments over a period of up to 24 months using an EIP.

The following table summarizes the EIP receivables:

(in millions)	September 30, 2017	December 31, 2016
EIP receivables, gross	$3,599	$3,230
Unamortized imputed discount	(233)	(195)
EIP receivables, net of unamortized imputed discount	3,366	3,035
Allowance for credit losses	(130)	(121)
EIP receivables, net	$3,236	$2,914

Classified on the balance sheet as:
Equipment installment plan receivables, net	$2,136	$1,930
Equipment installment plan receivables due after one year, net	1,100	984
EIP receivables, net	$3,236	$2,914

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

The balance and aging of the EIP receivables on a gross basis by credit category were as follows:

	September 30, 2017			December 31, 2016
(in millions)	Prime	Subprime	Total	Prime	Subprime	Total
Unbilled	$1,471	$1,903	$3,374	$1,343	$1,686	$3,029
Billed – Current	60	90	150	51	77	128
Billed – Past Due	25	50	75	25	48	73
EIP receivables, gross	$1,556	$2,043	$3,599	$1,419	$1,811	$3,230

Activity for the nine months ended September 30, 2017 and 2016, in the unamortized imputed discount and allowance for credit losses balances for the EIP receivables was as follows:

(in millions)	September 30, 2017	September 30, 2016
Imputed discount and allowance for credit losses, beginning of period	$316	$333
Bad debt expense	215	185
Write-offs, net of recoveries	(205)	(201)
Change in imputed discount on short-term and long-term EIP receivables	163	103
Impacts from sales of EIP receivables	(126)	(133)
Imputed discount and allowance for credit losses, end of period	$363	$287

The EIP receivables had weighted average effective imputed interest rates of 9.7% and 9.0% as of September 30, 2017 and December 31, 2016, respectively.

Note 4 – Sales of Certain Receivables

We have entered into transactions to sell certain service and EIP accounts receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our financial statements, are described below.

Sales of Service Receivables

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivables on a revolving basis and in November 2016, the arrangement was amended to increase the maximum funding commitment to $950 million (the “service receivable sale arrangement”) and extend the scheduled expiration date to March 2018. As of September 30, 2017 and December 31, 2016, the service receivable sale arrangement provided funding of $899 million and $907 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

In connection with the service receivable sale arrangement, we formed a wholly-owned subsidiary, which qualifies as a bankruptcy remote entity to sell service accounts receivables (the “Service BRE”). The Service BRE does not qualify as a VIE, and due to the significant level of control we exercise over the entity, it is consolidated. Pursuant to the arrangement, certain of our wholly-owned subsidiaries transfer selected receivables to the Service BRE. The Service BRE then sells the receivables to an unaffiliated entity (the “Service VIE”), which was established to facilitate the sale of beneficial ownership interests in the receivables to certain third parties.

Variable Interest Entity

We determined that the Service VIE qualifies as a VIE as it lacks sufficient equity to finance its activities. We have a variable interest in the Service VIE, but are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the Service VIE’s economic performance. Those activities include committing the Service VIE to legal agreements to purchase or sell assets, selecting which receivables are purchased in the service receivable sale arrangement, determining whether the Service VIE will sell interests in the purchased service receivables to other parties, funding of the entity and servicing of receivables. We do not hold the power to direct the key decisions underlying these activities. For example, while we act as the servicer of the sold receivables, which is considered a significant activity of the Service VIE, we are acting as an agent in our capacity as the servicer and the counterparty to the service receivable sale arrangement has the ability to remove us as the servicing agent of the receivables at will with no recourse available to us. As we have determined we are not the primary beneficiary, the results of the Service VIE are not consolidated into our condensed consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to our variable interest in the Service VIE:

(in millions)	September 30, 2017	December 31, 2016
Other current assets	$225	$207
Accounts payable and accrued liabilities	13	17
Other current liabilities	155	129

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivables on a revolving basis and in August 2017, the EIP sale arrangement was amended to reduce the maximum funding commitment to $1.2 billion (the “EIP sale arrangement”) and extend the scheduled expiration date to November 2018. As of both September 30, 2017 and December 31, 2016, the EIP sale arrangement provided funding of $1.2 billion. Sales of EIP receivables occur daily and are settled on a monthly basis. The receivables consist of customer EIP balances, which require monthly customer payments for up to 24 months.

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

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to the EIP BRE:

(in millions)	September 30, 2017	December 31, 2016
Other current assets	$357	$371
Other assets	90	83
Other long-term liabilities	2	4

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

The proceeds are net of the deferred purchase price, consisting of a receivable from the purchasers that entitles us to certain collections on the receivables. We recognize the collection of the deferred purchase price in Net cash provided by operating activities as it is dependent on collection of the customer receivables and is not subject to significant interest rate risk. The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of September 30, 2017 and December 31, 2016, our deferred purchase price related to the sales of service receivables and EIP receivables was $671 million and $659 million, respectively.

The following table summarizes the impacts of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2017	December 31, 2016
Derecognized net service receivables and EIP receivables	$2,362	$2,502
Other current assets	582	578
of which, deferred purchase price	581	576
Other long-term assets	90	83
of which, deferred purchase price	90	83
Accounts payable and accrued liabilities	13	17
Other current liabilities	155	129
Other long-term liabilities	2	4
Net cash proceeds since inception	1,963	2,030
Of which:
Change in net cash proceeds during the year-to-date period	(67)	536
Net cash proceeds funded by reinvested collections	2,030	1,494

We recognized losses from sales of receivables of $67 million and $59 million for the three months ended September 30, 2017 and 2016, respectively, and $242 million and $157 million for the nine months ended September 30, 2017 and 2016, respectively. These losses from sales of receivables were recognized in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. Losses from sales of receivables include adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price.

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

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.2 billion as of September 30, 2017. The maximum exposure to loss, which is a required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery. As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of our expected loss.

Note 5 – Spectrum License Transactions

The following table summarizes our spectrum license activity during the nine months ended September 30, 2017:

(in millions)	Spectrum Licenses
Balance at December 31, 2016	$27,014
Spectrum license acquisitions	8,247
Spectrum licenses transferred to held for sale	(271)
Costs to clear spectrum	17
Balance at September 30, 2017	$35,007

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

In September 2017, we closed on an agreement with a third party for the exchange of certain AWS and PCS spectrum licenses. Upon closing of the transaction, we recorded the spectrum licenses received at their estimated fair value of approximately $115 million and recognized a gain of $29 million included in Gains on disposal of spectrum licenses in our Condensed Consolidated Statements of Comprehensive Income.

In September 2017, we entered into an agreement with a third party for the exchange of certain AWS and PCS spectrum licenses. The transaction is expected to close during the first quarter of 2018, subject to regulatory approvals and customary closing conditions. Our spectrum licenses to be transferred as part of the exchange transaction were reclassified as assets held for sale and were included in Other current assets in our Condensed Consolidated Balance Sheets at their carrying value of $184 million as of September 30, 2017.

Spectrum License Purchase

In September 2017, we entered into a UPA to purchase the remaining equity of INS. We expect to receive the INS spectrum licenses at the close of the transaction within the next 6 months, subject to regulatory approvals and customary closing conditions. See Note 2 - Significant Transactions for further information.

Broadcast Incentive Auction

In April 2017, the Federal Communications Commission (the “FCC”) announced that we were the winning bidder of 1,525 licenses in the 600 MHz spectrum auction for an aggregate price of $8.0 billion. At inception of the auction in June 2016, we deposited $2.2 billion with the FCC which, based on the outcome of the auction, was sufficient to cover our down payment obligation due in April 2017. In May 2017, we paid the FCC the remaining $5.8 billion of the purchase price using cash reserves and by issuing debt to Deutsche Telekom AG (“DT”), our majority stockholder, pursuant to existing purchase commitments. See Note 7 - Debt for further information. The licenses are included in Spectrum licenses as of September 30, 2017, on our Condensed Consolidated Balance Sheets. We began deployment of these licenses on our network in the third quarter of 2017.

Note 6 – Fair Value Measurements

The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from affiliates, accounts payable, and borrowings under our senior secured revolving credit facility with DT approximate fair value due to the short-term maturities of these instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying amounts and fair values of our assets and liabilities measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	September 30, 2017		December 31, 2016
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Deferred purchase price assets	3	$671	$671	$659	$659
Liabilities:
Guarantee liabilities	3	121	121	135	135

The principal amounts and fair values of our long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	September 30, 2017		December 31, 2016
(in millions)		Principal Amount	Fair Value	Principal Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$11,850	$12,605	$18,600	$19,584
Senior Notes to affiliates	2	7,500	7,897	—	—
Incremental Term Loan Facility to affiliates	2	4,000	4,020	—	—
Senior Reset Notes to affiliates	2	3,100	3,290	5,600	5,955
Senior Secured Term Loans	2	—	—	1,980	2,005

Long-term Debt

The fair value of our Senior Notes to third parties was determined based on quoted market prices in active markets, and therefore was classified as Level 1 within the fair value hierarchy. The fair values of the Senior Notes to affiliates, Incremental Term Loan Facility to affiliates, Senior Reset Notes to affiliates and Senior Secured Term Loans were determined based on a discounted cash flow approach using quoted prices of instruments with similar terms and maturities and an estimate for our standalone credit risk. Accordingly, our Senior Notes to affiliates, Incremental Term Loan Facility to affiliates, Senior Reset Notes to affiliates and Senior Secured Term Loans were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates, Incremental Term Loan Facility to affiliates, Senior Reset Notes to affiliates and Senior Secured Term Loans to affiliates. The fair value estimates were based on information available as of September 30, 2017 and December 31, 2016. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Deferred Purchase Price Assets

In connection with the sales of certain service and EIP receivables pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. See Note 4 – Sales of Certain Receivables for further information.

Guarantee Liabilities

We offer certain device trade-in programs, including JUMP!, which provide eligible customers a specified-price trade-in right to upgrade their device. For customers who are enrolled in a device trade-in program, we defer the portion of equipment revenues which represents the estimated fair value of the specified-price trade-in right guarantee incorporating the expected probability and timing of the handset upgrade and the estimated fair value of the used handset which is returned. Accordingly, our guarantee liabilities were classified as Level 3 within the fair value hierarchy. When customers upgrade their device, the difference between the trade-in credit to the customer and the fair value of the returned device is recorded against the guarantee liabilities. Guarantee liabilities are included in Other current liabilities in our Condensed Consolidated Balance Sheets.

The total estimated remaining gross EIP receivable balances of all enrolled handset upgrade program customers, which are the remaining EIP amounts underlying the JUMP! guarantee, including EIP receivables that have been sold, was $2.2 billion as of September 30, 2017. This is not an indication of our expected loss exposure as it does not consider the expected fair value of the used handset or the probability and timing of the trade-in.

Note 7 – Debt

The following table sets forth the debt balances and activity as of, and for the nine months ended, September 30, 2017:

(in millions)	December 31, 2016	Issuances and Borrowings (1)	Note Redemptions (1)	Extinguishments (1)	Repayments	Other (2)	September 30, 2017
Short-term debt	$354	$—	$—	$(20)	$—	$224	$558
Long-term debt	21,832	1,495	(8,365)	(1,947)	—	148	13,163
Total debt to third parties	22,186	1,495	(8,365)	(1,967)	—	372	13,721
Short-term debt to affiliates	—	2,910	—	—	(2,910)	—	—
Long-term debt to affiliates	5,600	8,985	—	—	—	1	14,586
Total debt to affiliates	5,600	11,895	—	—	(2,910)	1	14,586
Total debt	$27,786	$13,390	$(8,365)	$(1,967)	$(2,910)	$373	$28,307

(1)
Issuances and borrowings, note redemptions and extinguishments are recorded net of related issuance costs, discounts and premiums. Issuances and borrowings for Short-term debt to affiliates represent net outstanding borrowings on our senior secured revolving credit facility.

(2)
Other includes: $299 million of issuances of short-term debt related to vendor financing arrangements, of which $291 million is related to financing of property and equipment. During the nine months ended September 30, 2017, we repaid $296 million under the vendor financing arrangements. As of September 30, 2017, vendor financing arrangements totaled $3 million. Vendor financing arrangements are included in Short-term debt within Total current liabilities in our Condensed Consolidated Balance Sheets. Additional activity in Other includes capital leases and the amortization of discounts and premiums. As of September 30, 2017 and December 31, 2016, capital lease liabilities totaled $1.8 billion and $1.4 billion, respectively.

Debt to Third Parties

Issuances and Borrowings

During the nine months ended September 30, 2017, we issued the following Senior Notes:

(in millions)	Principal Issuances	Issuance Costs	Net Proceeds from Issuance of Long-Term Debt
4.000% Senior Notes due 2022	$500	$2	$498
5.125% Senior Notes due 2025	500	2	498
5.375% Senior Notes due 2027	500	1	499
Total of Senior Notes Issued	$1,500	$5	$1,495

On March 16, 2017, T-Mobile USA and certain of its affiliates, as guarantors, issued a total of $1.5 billion of public Senior Notes with various interest rates and maturity dates. Issuance costs related to the public debt issuance totaled $5 million for the nine months ended September 30, 2017. We used the net proceeds of $1.495 billion from the transaction to redeem callable high yield debt.

Notes Redemptions

During the nine months ended September 30, 2017, we made the following note redemptions:

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

(1)
Write-off of premiums, discounts, issuance costs and call penalties are included in Other income (expense), net in our Condensed Consolidated Statements of Comprehensive Income. Write-off of premiums, discounts and issuance costs are included in Other, net within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

(2)	The call penalty is the excess paid over the principal amount. Call penalties are included within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

Debt to Affiliates

Issuances and Borrowings

During the nine months ended September 30, 2017, we made the following borrowings:

(in millions)	Net Proceeds from Issuance of Long-Term Debt	Extinguishments	Write-off of Discounts and Issuance Costs (1)
LIBOR plus 2.00% Senior Secured Term Loan due 2022	$2,000	$—	$—
LIBOR plus 2.00% Senior Secured Term Loan due 2024	2,000	—	—
LIBOR plus 2.750% Senior Secured Term Loan (2)	—	(1,980)	13
Total	$4,000	$(1,980)	$13

(1)
Write-off of discounts and issuance costs are included in Other income (expense), net in our Condensed Consolidated Statements of Comprehensive Income and Other, net within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

(2)	Our Senior Secured Term Loan extinguished during the nine months ended September 30, 2017 was Third Party debt.

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

On January 31, 2017, the loans under the Incremental Term Loan Facility were drawn in two tranches: (i) $2.0 billion of which bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.00% and matures on November 9, 2022, and (ii) $2.0 billion of which bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.25% and matures on January 31, 2024. In July 2017, we repriced the $2.0 billion Incremental Term Loan Facility maturing on January 31, 2024, with DT by reducing the interest rate to a per annum rate of LIBOR plus a margin of 2.00%. No issuance fees were incurred related to this debt agreement for the nine months ended September 30, 2017.

On March 31, 2017, the Incremental Term Loan Facility was amended to waive all interim principal payments. The outstanding principal balance will be due at maturity.

During the nine months ended September 30, 2017, we issued the following Senior Notes to DT:

(in millions)	Principal Issuances (Redemptions)	Discounts (1)	Net Proceeds from Issuance of Long-Term Debt
4.000% Senior Notes due 2022	$1,000	$(23)	$977
5.125% Senior Notes due 2025	1,250	(28)	1,222
5.375% Senior Notes due 2027 (2)	1,250	(28)	1,222
6.288% Senior Reset Notes due 2019	(1,250)	—	(1,250)
6.366% Senior Reset Notes due 2020	(1,250)	—	(1,250)
Total	$1,000	$(79)	$921

(1)	Discounts reduce Proceeds from issuance of long-term debt and are included within Net cash (used in) provided by financing activities in our Condensed Consolidated Statements of Cash Flows.

(2)
In April 2017, we issued to DT $750 million in aggregate principal amount of the 5.375% Senior Notes due 2027, and in September 2017, we issued to DT the remaining $500 million in aggregate principal amount of the 5.375% Senior Notes due 2027.

On March 13, 2017, DT agreed to purchase a total of $3.5 billion in aggregate principal amounts of Senior Notes with various interest rates and maturity dates (the “new DT Notes”).

Through net settlement in April 2017, we issued to DT a total of $3.0 billion in aggregate principal amount of the new DT Notes and redeemed the $2.5 billion in outstanding aggregate principal amount of Senior Reset Notes with various interest rates and maturity dates (the “old DT Notes”).

The redemption prices of the old DT Notes were 103.144% and 103.183%, resulting in a total of $79 million in early redemption fees. These early redemption fees were recorded as discounts on the issuance of the new DT Notes.

In September 2017, we issued to DT $500 million in aggregate principal amount of 5.375% Senior Notes due 2027, which is the final tranche of the new DT Notes. We were not required to pay any underwriting fees or issuance costs in connection with the issuance of the notes.

Net proceeds from the issuance of the new DT Notes were $921 million and are included in Proceeds from issuance of long-term debt in our Condensed Consolidated Statements of Cash Flows.

On May 9, 2017, we exercised our option under existing purchase agreements and issued the following Senior Notes to DT:

(in millions)	Principal Issuances	Premium	Net Proceeds from Issuance of Long-Term Debt
5.300% Senior Notes due 2021	$2,000	$—	$2,000
6.000% Senior Notes due 2024	1,350	40	1,390
6.000% Senior Notes due 2024	650	24	674
Total	$4,000	$64	$4,064

The proceeds were used to fund a portion of the purchase price of spectrum licenses won in the 600 MHz spectrum auction. Net proceeds from these issuances include $64 million in debt premiums. See Note 5 - Spectrum License Transactions for further information.

Revolving Credit Facility

We had no outstanding borrowings under our $1.5 billion senior secured revolving credit facility with DT as of September 30, 2017 and December 31, 2016. Proceeds and borrowings from the revolving credit facility are presented in Proceeds from borrowing on revolving credit facility and Repayments of revolving credit facility within Net cash (used in) provided by financing activities in our Condensed Consolidated Statements of Cash Flows.

Note 8 – Income Taxes

Within our Condensed Consolidated Statements of Comprehensive Income, we recorded an Income tax expense of $356 million and $232 million for the three months ended September 30, 2017 and 2016, respectively, and $618 million and $651 million for the nine months ended September 30, 2017 and 2016, respectively. The change for the three months ended September 30, 2017 was primarily from higher income before income taxes. The change for the nine months ended September

30, 2017 was primarily from a lower effective tax rate partially offset by higher income before income taxes. The effective tax rate was 39.3% and 38.8% for the three months ended September 30, 2017 and 2016, respectively, and 25.3% and 37.8% for the nine months ended September 30, 2017 and 2016, respectively. The change in the effective income tax rate for the nine months ended September 30, 2017, was primarily due to a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions that resulted in the recognition of $270 million in tax benefits in the first quarter of 2017 and the recognition of an additional $19 million in tax benefits through the third quarter of 2017. Total tax benefits related to the reduction in the valuation allowance were $289 million through September 30, 2017. The effective tax rate was further decreased by the recognition of $62 million of excess tax benefits related to share-based payments for the nine months ended September 30, 2017, compared to $24 million for the same period in 2016.

During the first quarter of 2017, due to ongoing analysis of positive and negative evidence related to the utilization of the deferred tax assets, we determined that a portion of the valuation allowance was no longer necessary. Positive evidence supporting the release of a portion of the valuation allowance included reaching a position of cumulative income over a three-year period in the state jurisdictions as well as projecting sustained earnings in those jurisdictions. Due to this positive evidence, we reduced the valuation allowance which resulted in a decrease to Deferred tax liabilities in our Condensed Consolidated Balance Sheets. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided. It is possible that we may release additional portions of the remaining valuation allowance within the next three months.

Note 9 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2017	2016	2017	2016
Net income	$550	$366	$1,829	$1,070
Less: Dividends on mandatory convertible preferred stock	(13)	(13)	(41)	(41)
Net income attributable to common stockholders - basic	537	353	1,788	1,029
Add: Dividends related to mandatory convertible preferred stock	13	—	41	—
Net income attributable to common stockholders - diluted	$550	$353	$1,829	$1,029

Weighted average shares outstanding - basic	831,189,779	822,998,697	829,974,146	821,626,675
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	7,992,286	9,259,122	9,523,365	9,614,352
Mandatory convertible preferred stock	32,238,000	—	32,238,000	—
Weighted average shares outstanding - diluted	871,420,065	832,257,819	871,735,511	831,241,027

Earnings per share - basic	$0.65	$0.43	$2.15	$1.25
Earnings per share - diluted	$0.63	$0.42	$2.10	$1.24

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	—	278,675	4,760	287,375
Mandatory convertible preferred stock	—	32,238,000	—	32,238,000

Unless converted earlier, each share of preferred stock will convert automatically on December 15, 2017 into between 1.6119 (the minimum conversion rate) and 1.9342 (the maximum conversion rate) shares of our common stock, subject to customary anti-dilution adjustments and depending on the applicable market value of our common stock. Using the minimum conversion rate, we would issue 32,238,000 shares of our common stock upon conversion.

Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

Note 10 – Commitments and Contingencies

Commitments

Operating Leases and Purchase Commitments

During the nine months ended September 30, 2017, we entered into a purchase commitment with a handset Original Equipment Manufacturer, resulting in a material increase to the future minimum payments for purchase commitments summarized below.

Future minimum payments for non-cancelable operating leases and purchase commitments are as follows:

(in millions)	Operating Leases	Purchase Commitments
Year ending September 30,
2018	$2,397	$2,477
2019	2,153	1,210
2020	1,867	1,015
2021	1,472	759
2022	1,163	661
Thereafter	2,240	904
Total	$11,292	$7,026

Renewable Energy Purchase Agreements

In January 2017, T-Mobile USA entered into a REPA with Red Dirt Wind Project, LLC. The agreement is based on the expected operation of a wind energy-generating facility located in Oklahoma and will remain in effect until the twelfth anniversary of the facility’s entry into commercial operation. Commercial operation of the facility is expected to occur by the end of 2017. The REPA consists of two components: (1) an energy forward agreement that is net settled based on energy prices and the energy output generated by the facility and (2) a commitment to purchase the renewable energy credits (“RECs”) associated with the energy output generated by the facility. T-Mobile USA will net settle the forward agreement and acquire the RECs monthly by paying, or receiving, an aggregate net payment based on two variables (1) the facility’s energy output, which has an estimated maximum capacity of approximately 160 megawatts and (2) the difference between (a) an initial fixed price, subject to annual escalation, and (b) current local marginal energy prices during the monthly settlement period. We have determined that the REPA does not meet the definition of a derivative because the expected energy output of the facility may not be reliably estimated (the arrangement lacks a notional amount). The REPA does not contain any unconditional purchase obligations because amounts under the agreement are not fixed and determinable. Our participation in the REPA did not require an upfront investment or capital commitment. We do not control the activities that most significantly impact the energy-generating facility nor do we receive specific energy output from it. No amounts were settled under the agreement during the nine months ended September 30, 2017.

In August 2017, T-Mobile USA entered into a REPA with Solomon Forks Wind Project, LLC. The agreement is based on the expected operation of a wind energy-generating facility located in Kansas and will remain in effect until the fifteenth anniversary of the facility’s entry into commercial operation. Commercial operation of the facility is expected to occur by the end of 2018. The REPA consists of two components: (1) an energy forward agreement that is net settled based on energy prices and the energy output generated by the facility and (2) a commitment to purchase the environmental attributes (“EACs”) associated with the energy output generated by the facility. T-Mobile USA will net settle the forward agreement and acquire the EACs monthly by paying, or receiving, an aggregate net payment based on two variables (1) the facility’s energy output, which has an estimated maximum capacity of approximately 160 megawatts and (2) the difference between (a) an initial fixed price, subject to annual escalation, and (b) current local marginal energy prices during the monthly settlement period. We have determined that the REPA does not meet the definition of a derivative because the expected energy output of the facility may not be reliably estimated (the arrangement lacks a notional amount). The REPA does not contain any unconditional purchase obligations because amounts under the agreement are not fixed and determinable. Our participation in the REPA did not require an upfront investment or capital commitment. We do not control the activities that most significantly impact the energy-generating facility nor do we receive specific energy output from it. No amounts were settled under the agreement during the nine months ended September 30, 2017.

Contingencies and Litigation

We are involved in various lawsuits, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation Matters”) that arise in the ordinary course of business, which include numerous court actions alleging that we are infringing various patents. Virtually all of the patent infringement cases are brought by non-practicing entities and effectively seek only monetary damages, although they occasionally seek injunctive relief as well. The Litigation Matters described above have progressed to various stages and some of them may proceed to trial, arbitration, hearing or other adjudication that could include an award of monetary or injunctive relief in the coming 12 months, if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate, which is reflected in the condensed consolidated financial statements but that we do not consider, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including but not limited to: uncertainty concerning legal theories and their resolution by courts or regulators; uncertain damage theories and demands; and a less than fully developed factual record. While we do not expect that the ultimate resolution of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, an unfavorable outcome of some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

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

In April 2017, T-Mobile USA and certain of its affiliates, as guarantors, (i) issued $1.0 billion in aggregate principal amount of 4.000% Senior Notes due 2022, (ii) issued $1.25 billion in aggregate principal amount of 5.125% Senior Notes due 2025 and (iii) issued $750 million in aggregate principal amount of 5.375% Senior Notes due 2027. Additionally, T-Mobile USA and certain of its affiliates, as guarantors, redeemed through net settlement, the $1.25 billion outstanding aggregate principal amount of the 6.288% Senior Reset Notes to affiliates due 2019 and $1.25 billion in aggregate principal amount of the 6.366% Senior Reset Notes to affiliates due 2020.

In May 2017, T-Mobile USA and certain of its affiliates, as guarantors, (i) issued $2.0 billion in aggregate principal amount of 5.300% Senior Notes due 2021, (ii) issued $1.35 billion in aggregate principal amount of 6.000% Senior Notes due 2024 and (iii) issued $650 million in aggregate principal amount of 6.000% Senior Notes due 2024.

In September 2017, T-Mobile USA and certain of its affiliates, as guarantors, issued the remaining $500 million in aggregate principal amount of 5.375% Senior Notes due 2027.

See Note 7 - Debt for further information.

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

Presented below is the condensed consolidating financial information as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016.

Condensed Consolidating Balance Sheet Information
September 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$29	$2	$678	$30	$—	$739
Accounts receivable, net	—	—	1,504	230	—	1,734
Equipment installment plan receivables, net	—	—	2,136	—	—	2,136
Accounts receivable from affiliates	—	6	24	—	(6)	24
Inventories	—	—	999	—	—	999
Other current assets	—	—	1,241	576	—	1,817
Total current assets	29	8	6,582	836	(6)	7,449
Property and equipment, net (1)	—	—	21,248	322	—	21,570
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	35,007	—	—	35,007
Other intangible assets, net	—	—	256	—	—	256
Investments in subsidiaries, net	19,823	37,943	—	—	(57,766)	—
Intercompany receivables and note receivables	425	8,903	—	—	(9,328)	—
Equipment installment plan receivables due after one year, net	—	—	1,100	—	—	1,100
Other assets	—	3	778	292	(215)	858
Total assets	$20,277	$46,857	$66,654	$1,450	$(67,315)	$67,923
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$201	$5,626	$244	$—	$6,071
Payables to affiliates	—	250	38	—	—	288
Short-term debt	—	3	555	—	—	558
Short-term debt to affiliates	—	—	6	—	(6)	—
Deferred revenue	—	—	790	—	—	790
Other current liabilities	—	—	219	177	—	396
Total current liabilities	—	454	7,234	421	(6)	8,103
Long-term debt	—	11,913	1,250	—	—	13,163
Long-term debt to affiliates	—	14,586	—	—	—	14,586
Tower obligations (1)	—	—	395	2,204	—	2,599
Deferred tax liabilities	—	—	5,750	—	(215)	5,535
Deferred rent expense	—	—	2,693	—	—	2,693
Negative carrying value of subsidiaries, net	—	—	596	—	(596)	—
Intercompany payables and debt	—	—	9,119	209	(9,328)	—
Other long-term liabilities	—	81	884	2	—	967
Total long-term liabilities	—	26,580	20,687	2,415	(10,139)	39,543
Total stockholders' equity (deficit)	20,277	19,823	38,733	(1,386)	(57,170)	20,277
Total liabilities and stockholders' equity	$20,277	$46,857	$66,654	$1,450	$(67,315)	$67,923

(1)
Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 8 – Tower Obligations included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Condensed Consolidating Balance Sheet Information
December 31, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$358	$2,733	$2,342	$67	$—	$5,500
Accounts receivable, net	—	—	1,675	221	—	1,896
Equipment installment plan receivables, net	—	—	1,930	—	—	1,930
Accounts receivable from affiliates	—	—	40	—	—	40
Inventories	—	—	1,111	—	—	1,111
Asset purchase deposit	—	—	2,203	—	—	2,203
Other current assets	—	—	972	565	—	1,537
Total current assets	358	2,733	10,273	853	—	14,217
Property and equipment, net (1)	—	—	20,568	375	—	20,943
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	27,014	—	—	27,014
Other intangible assets, net	—	—	376	—	—	376
Investments in subsidiaries, net	17,682	35,095	—	—	(52,777)	—
Intercompany receivables and note receivables	196	6,826	—	—	(7,022)	—
Equipment installment plan receivables due after one year, net	—	—	984	—	—	984
Other assets	—	7	600	262	(195)	674
Total assets	$18,236	$44,661	$61,498	$1,490	$(59,994)	$65,891
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$423	$6,474	$255	$—	$7,152
Payables to affiliates	—	79	46	—	—	125
Short-term debt	—	20	334	—	—	354
Deferred revenue	—	—	986	—	—	986
Other current liabilities	—	—	258	147	—	405
Total current liabilities	—	522	8,098	402	—	9,022
Long-term debt	—	20,741	1,091	—	—	21,832
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Tower obligations (1)	—	—	400	2,221	—	2,621
Deferred tax liabilities	—	—	5,133	—	(195)	4,938
Deferred rent expense	—	—	2,616	—	—	2,616
Negative carrying value of subsidiaries, net	—	—	568	—	(568)	—
Intercompany payables and debt	—	—	6,785	237	(7,022)	—
Other long-term liabilities	—	116	906	4	—	1,026
Total long-term liabilities	—	26,457	17,499	2,462	(7,785)	38,633
Total stockholders' equity (deficit)	18,236	17,682	35,901	(1,374)	(52,209)	18,236
Total liabilities and stockholders' equity	$18,236	$44,661	$61,498	$1,490	$(59,994)	$65,891

(1)
Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 8 – Tower Obligations included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended September 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$7,312	$527	$(210)	$7,629
Equipment revenues	—	—	2,160	—	(42)	2,118
Other revenues	—	—	224	55	(7)	272
Total revenues	—	—	9,696	582	(259)	10,019
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,588	6	—	1,594
Cost of equipment sales	—	—	2,418	241	(42)	2,617
Selling, general and administrative	—	—	3,106	209	(217)	3,098
Depreciation and amortization	—	—	1,399	17	—	1,416
Gains on disposal of spectrum licenses	—	—	(29)	—	—	(29)
Total operating expense	—	—	8,482	473	(259)	8,696
Operating income	—	—	1,214	109	—	1,323
Other income (expense)
Interest expense	—	(176)	(30)	(47)	—	(253)
Interest expense to affiliates	—	(167)	(6)	—	6	(167)
Interest income	—	7	1	—	(6)	2
Other expense, net	—	1	1	(1)	—	1
Total other expense, net	—	(335)	(34)	(48)	—	(417)
Income (loss) before income taxes	—	(335)	1,180	61	—	906
Income tax expense	—	—	(335)	(21)	—	(356)
Earnings of subsidiaries	550	885	—	—	(1,435)	—
Net income	550	550	845	40	(1,435)	550
Dividends on preferred stock	(13)	—	—	—	—	(13)
Net income attributable to common stockholders	$537	$550	$845	$40	$(1,435)	$537

Net Income	$550	$550	$845	$40	$(1,435)	$550
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), net of tax	1	1	1	—	(2)	1
Total comprehensive income	$551	$551	$846	$40	$(1,437)	$551

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended September 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries (As adjusted - See Note 1)		Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated (As adjusted - See Note 1)
Revenues
Service revenues	$—	$—	$6,822		$520	$(209)	$7,133
Equipment revenues	—	—	2,049		—	(101)	1,948
Other revenues	—	—	180	(1)	48	(4)	224
Total revenues	—	—	9,051	(1)	568	(314)	9,305
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,430		6	—	1,436
Cost of equipment sales	—	—	2,340		300	(101)	2,539
Selling, general and administrative	—	—	2,884		227	(213)	2,898
Depreciation and amortization	—	—	1,549		19	—	1,568
Cost of MetroPCS business combination	—	—	15		—	—	15
Gains on disposal of spectrum licenses	—	—	(199)		—	—	(199)
Total operating expense	—	—	8,019		552	(314)	8,257
Operating income	—	—	1,032	(1)	16	—	1,048
Other income (expense)
Interest expense	—	(303)	(26)		(47)	—	(376)
Interest expense to affiliates	—	(76)	—		—	—	(76)
Interest income	—	7	(4)	(1)	—	—	3
Other expense, net	—	—	(1)		—	—	(1)
Total other expense, net	—	(372)	(31)	(1)	(47)	—	(450)
Income (loss) before income taxes	—	(372)	1,001		(31)	—	598
Income tax (expense) benefit	—	—	(242)		10	—	(232)
Earnings (loss) of subsidiaries	366	738	(4)		—	(1,100)	—
Net income (loss)	366	366	755		(21)	(1,100)	366
Dividends on preferred stock	(13)	—	—		—	—	(13)
Net income attributable to common stockholders	$353	$366	$755		$(21)	$(1,100)	$353

Net Income (loss)	$366	$366	$755		$(21)	$(1,100)	$366
Other comprehensive income, net of tax
Other comprehensive income, net of tax	2	2	2		2	(6)	2
Total comprehensive income (loss)	$368	$368	$757		$(19)	$(1,106)	$368

(1)
The amortized imputed discount on EIP receivables previously recognized as Interest income has been retrospectively reclassified as Other revenues. See Note 1 - Basis of Presentation for further detail.

Condensed Consolidating Statement of Comprehensive Income Information
Nine Months Ended September 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$21,457	$1,580	$(634)	$22,403
Equipment revenues	—	—	6,878	—	(211)	6,667
Other revenues	—	—	634	158	(17)	775
Total revenues	—	—	28,969	1,738	(862)	29,845
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	4,502	18	—	4,520
Cost of equipment sales	—	—	7,622	738	(211)	8,149
Selling, general and administrative	—	—	8,967	652	(651)	8,968
Depreciation and amortization	—	—	4,446	53	—	4,499
Gains on disposal of spectrum licenses	—	—	(67)	—	—	(67)
Total operating expenses	—	—	25,470	1,461	(862)	26,069
Operating income	—	—	3,499	277	—	3,776
Other income (expense)
Interest expense	—	(634)	(80)	(143)	—	(857)
Interest expense to affiliates	—	(398)	(18)	—	18	(398)
Interest income	—	24	9	—	(18)	15
Other expense, net	—	(87)	(1)	(1)	—	(89)
Total other expense, net	—	(1,095)	(90)	(144)	—	(1,329)
Income (loss) before income taxes	—	(1,095)	3,409	133	—	2,447
Income tax expense	—	—	(572)	(46)	—	(618)
Earnings (loss) of subsidiaries	1,829	2,924	(17)	—	(4,736)	—
Net income	1,829	1,829	2,820	87	(4,736)	1,829
Dividends on preferred stock	(41)	—	—	—	—	(41)
Net income attributable to common stockholders	$1,788	$1,829	$2,820	$87	$(4,736)	$1,788

Net Income	$1,829	$1,829	$2,820	$87	$(4,736)	$1,829
Other comprehensive income, net of tax
Other comprehensive income, net of tax	3	3	3	—	(6)	3
Total comprehensive income	$1,832	$1,832	$2,823	$87	$(4,742)	$1,832

Condensed Consolidating Statement of Comprehensive Income Information
Nine Months Ended September 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries (As adjusted - See Note 1)		Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated (As adjusted - See Note 1)
Revenues
Service revenues	$—	$—	$19,683		$1,500	$(584)	$20,599
Equipment revenues	—	—	6,328		—	(341)	5,987
Other revenues	—	—	538	(1)	145	(13)	670
Total revenues	—	—	26,549	(1)	1,645	(938)	27,256
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	4,268		18	—	4,286
Cost of equipment sales	—	—	7,104		768	(340)	7,532
Selling, general and administrative	—	—	8,372		645	(598)	8,419
Depreciation and amortization	—	—	4,636		59	—	4,695
Cost of MetroPCS business combination	—	—	110		—	—	110
Gains on disposal of spectrum licenses	—	—	(835)		—	—	(835)
Total operating expenses	—	—	23,655		1,490	(938)	24,207
Operating income	—	—	2,894	(1)	155	—	3,049
Other income (expense)
Interest expense	—	(881)	(61)		(141)	—	(1,083)
Interest expense to affiliates	—	(248)	—		—	—	(248)
Interest income	—	23	(14)	(1)	—	—	9
Other expense, net	—	—	(6)		—	—	(6)
Total other expense, net	—	(1,106)	(81)	(1)	(141)	—	(1,328)
Income (loss) before income taxes	—	(1,106)	2,813		14	—	1,721
Income tax expense	—	—	(643)		(8)	—	(651)
Earnings (loss) of subsidiaries	1,070	2,176	(15)		—	(3,231)	—
Net income	1,070	1,070	2,155		6	(3,231)	1,070
Dividends on preferred stock	(41)	—	—		—	—	(41)
Net income attributable to common stockholders	$1,029	$1,070	$2,155		$6	$(3,231)	$1,029

Net income	$1,070	$1,070	$2,155		$6	$(3,231)	$1,070
Other comprehensive income, net of tax
Other comprehensive income, net of tax	2	2	2		2	(6)	2
Total comprehensive income	$1,072	$1,072	$2,157		$8	$(3,237)	$1,072

(1)
The amortized imputed discount on EIP receivables previously recognized as Interest income has been retrospectively reclassified as Other revenues. See Note 1 - Basis of Presentation for further detail.

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended September 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(2)	$(1,554)	$3,904	$14	$—	$2,362

Investing activities
Purchases of property and equipment	—	—	(1,441)	—	—	(1,441)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(15)	—	—	(15)
Other, net	—	—	1	—	—	1
Net cash used in investing activities	—	—	(1,455)	—	—	(1,455)

Financing activities
Proceeds from issuance of long-term debt	—	500	—	—	—	500
Proceeds from borrowing on revolving credit facility, net	—	1,055	—	—	—	1,055
Repayments of revolving credit facility	—	—	(1,735)	—	—	(1,735)
Repayments of capital lease obligations	—	—	(141)	—	—	(141)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(4)	—	—	(4)
Tax withholdings on share-based awards	—	—	(6)	—	—	(6)
Dividends on preferred stock	(13)	—	—	—	—	(13)
Other, net	1	—	(6)	—	—	(5)
Net cash (used in) provided by financing activities	(12)	1,555	(1,892)	—	—	(349)
Change in cash and cash equivalents	(14)	1	557	14	—	558
Cash and cash equivalents
Beginning of period	43	1	121	16	—	181
End of period	$29	$2	$678	$30	$—	$739

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended September 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$1	$(84)	$1,850	$8	$(35)	$1,740

Investing activities
Purchases of property and equipment	—	—	(1,159)	—	—	(1,159)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(705)	—	—	(705)
Other, net	—	—	5	—	—	5
Net cash used in investing activities	—	—	(1,859)	—	—	(1,859)

Financing activities
Repayments of capital lease obligations	—	—	(54)	—	—	(54)
Repayments of long-term debt	—	—	(5)	—	—	(5)
Tax withholdings on share-based awards	—	—	(3)	—	—	(3)
Intercompany dividend paid	—	—	—	(35)	35	—
Dividends on preferred stock	(13)	—	—	—	—	(13)
Other, net	11	—	(3)	—	—	8
Net cash used in financing activities	(2)	—	(65)	(35)	35	(67)
Change in cash and cash equivalents	(1)	(84)	(74)	(27)	—	(186)
Cash and cash equivalents
Beginning of period	367	2,683	2,439	49	—	5,538
End of period	$366	$2,599	$2,365	$22	$—	$5,352

Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$—	$(16,429)	$22,370	$43	$(80)	$5,904

Investing activities
Purchases of property and equipment	—	—	(4,316)	—	—	(4,316)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(5,820)	—	—	(5,820)
Equity investment in subsidiary	(308)	—	—	—	308	—
Other, net	—	—	(2)	—	—	(2)
Net cash used in investing activities	(308)	—	(10,138)	—	308	(10,138)

Financing activities
Proceeds from issuance of long-term debt	—	10,480	—	—	—	10,480
Proceeds from borrowing on revolving credit facility, net	—	2,910	—	—	—	2,910
Repayments of revolving credit facility	—	—	(2,910)	—	—	(2,910)
Repayments of capital lease obligations	—	—	(350)	—	—	(350)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(296)	—	—	(296)
Repayments of long-term debt	—	—	(10,230)	—	—	(10,230)
Equity investment from parent	—	308	—	—	(308)	—
Tax withholdings on share-based awards	—	—	(101)	—	—	(101)
Intercompany dividend paid	—	—	—	(80)	80	—
Dividends on preferred stock	(41)	—	—	—	—	(41)
Other, net	20	—	(9)	—	—	11
Net cash (used in) provided by financing activities	(21)	13,698	(13,896)	(80)	(228)	(527)
Change in cash and cash equivalents	(329)	(2,731)	(1,664)	(37)	—	(4,761)
Cash and cash equivalents
Beginning of period	358	2,733	2,342	67	—	5,500
End of period	$29	$2	$678	$30	$—	$739

Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$4	$(2,165)	$6,745	$59	$(110)	$4,533

Investing activities
Purchases of property and equipment	—	—	(3,843)	—	—	(3,843)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(3,544)	—	—	(3,544)
Sales of short-term investments	—	2,000	998	—	—	2,998
Other, net	—	—	3	—	—	3
Net cash provided by (used in) investing activities	—	2,000	(6,386)	—	—	(4,386)

Financing activities
Proceeds from issuance of long-term debt	—	997	—	—	—	997
Repayments of capital lease obligations	—	—	(133)	—	—	(133)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(150)	—	—	(150)
Repayments of long-term debt	—	—	(15)	—	—	(15)
Tax withholdings on share-based awards	—	—	(52)	—	—	(52)
Intercompany dividend paid	—	—	—	(110)	110	—
Dividends on preferred stock	(41)	—	—	—	—	(41)
Other, net	25	—	(8)	—	—	17
Net cash (used in) provided by financing activities	(16)	997	(358)	(110)	110	623
Change in cash and cash equivalents	(12)	832	1	(51)	—	770
Cash and cash equivalents
Beginning of period	378	1,767	2,364	73	—	4,582
End of period	$366	$2,599	$2,365	$22	$—	$5,352

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

Business Overview

Effective January 1, 2017, the imputed discount on EIP receivables, which is amortized over the financed installment term using the effective interest method and was previously recognized within Interest income in our Consolidated Statements of Comprehensive Income, is recognized within Other revenues in our Condensed Consolidated Statements of Comprehensive Income. We believe this presentation is preferable because it provides a better representation of amounts earned from the Company’s major ongoing operations and aligns with industry practice thereby enhancing comparability. We have applied this change retrospectively and the effect of this change for the three and nine months ended September 30, 2016, was a reclassification of $59 million and $189 million, respectively, from Interest income to Other revenues. The amortization of imputed discount on our EIP receivables for the three and nine months ended September 30, 2017, was $74 million and $204 million, respectively. For additional information, see Note 1 - Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements.

In January 2017, we introduced, Un-carrier Next, where monthly wireless service fees and sales taxes are included in the advertised monthly recurring charge for T-Mobile ONE. We also unveiled Kickback on T-Mobile ONE, where participating customers who use 2 GB or less of data in a month, will get up to a $10 credit per qualifying line on their next month’s bill. In addition, we introduced the Un-contract for T-Mobile ONE with the first-ever price guarantee on an unlimited 4G LTE plan which allows current T-Mobile ONE customers to keep their price for service until they decide to change it.

In September 2017, we introduced, Un-carrier Next: Netflix On Us, through an exclusive new partnership with Netflix where a standard monthly Netflix service plan is included at no charge to qualifying T-Mobile ONE customers on family plans.

During the third quarter of 2017, our operations in Texas, Florida and Puerto Rico experienced losses related to hurricanes. Based on our preliminary assessment, the approximate impacts for the three and nine months ended September 30, 2017, from lost revenue, assets damaged or destroyed and other hurricane related costs incurred are included in the table below. As of September 30, 2017, our loss assessment is ongoing and we expect additional expenses to be incurred and customer activity to be impacted in the fourth quarter of 2017, primarily related to our operations in Puerto Rico. We have not recognized any potential insurance recoveries related to those hurricane losses as we continue to assess the damage and work with our insurance carriers.

(in millions, except per share amounts, ARPU, ABPU, and bad debt expense and losses from sales of receivables as a percentage of total revenues)	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Increase (Decrease)
Revenues
Branded postpaid revenues	$(20)	$(20)
Of which, branded postpaid phone revenues	(19)	(19)
Branded prepaid revenues	(11)	(11)
Total service revenues	(31)	(31)
Equipment revenues	(8)	(8)
Total revenues	$(39)	$(39)

Operating expenses
Cost of services	$69	$69
Cost of equipment sales	4	4
Selling, general and administrative	36	36
Of which, bad debt expense	20	20
Total operating expense	$109	$109

Operating income	$(148)	$(148)
Net income	$(90)	$(90)

Earnings per share - basic	$(0.11)	$(0.11)
Earnings per share - diluted	$(0.10)	$(0.10)

Operating measures
Bad debt expense and losses from sales of receivables as a percentage of total revenues	0.20%	0.07%
Branded postpaid phone ARPU	$(0.19)	$(0.07)
Branded postpaid ABPU	$(0.18)	$(0.06)
Branded prepaid ARPU	$(0.18)	$(0.06)

Non-GAAP financial measures
Adjusted EBITDA	$(148)	$(148)

Results of Operations

Highlights for the three months ended September 30, 2017, compared to the same period in 2016

•
Total revenues of $10.0 billion for the three months ended September 30, 2017, increased $714 million, or 8%. The increase was primarily driven by growth in service and equipment revenues as further discussed below. On September 1, 2016, we sold our marketing and distribution rights to certain existing T-Mobile co-branded customers to a current Mobile Virtual Network Operator (“MVNO”) partner for nominal consideration (the “MVNO Transaction”). The MVNO Transaction shifted Branded postpaid revenues to Wholesale revenues, but did not materially impact total revenues.

•
Service revenues of $7.6 billion for the three months ended September 30, 2017, increased $496 million, or 7%. The increase was primarily due to growth in our average branded customer base as a result of strong customer response to our Un-carrier initiatives, promotions and the success of our MetroPCS brand.

•
Equipment revenues of $2.1 billion for the three months ended September 30, 2017, increased $170 million, or 9%. The increase was primarily due to an increase from customer purchases of leased devices at the end of the lease term, the liquidation of returned customer handsets and a higher average revenue per device sold, partially offset by lower lease revenues.

•
Operating income of $1.3 billion for the three months ended September 30, 2017, increased $275 million, or 26%. The increase was primarily due to an increase in total service revenues and lower Depreciation and amortization, partially offset by higher Selling, general and administrative expenses, higher Cost of services expense and a decrease in Gains on disposal of spectrum licenses.

•
Net income of $550 million for the three months ended September 30, 2017, increased $184 million, or 50%. The increase was primarily due to higher operating income driven by the factors described above and a net decrease in interest expense, partially offset by higher income tax expense primarily due to an increase in income before income taxes and the negative impact from hurricanes. Net income included net, after-tax gains of $18 million and $122 million, for the three months ended September 30, 2017 and 2016, respectively.

•
Adjusted EBITDA (see “Performance Measures”), a non-GAAP financial measure, of $2.8 billion for the three months ended September 30, 2017, increased $133 million, or 5%. The increase was primarily due to higher operating income driven by the factors described above, partially offset by lower Gains on disposal of spectrum licenses. Adjusted EBITDA included pre-tax spectrum gains of $29 million and $199 million for the three months ended September 30, 2017 and 2016, respectively.

•	Net cash provided by operating activities of $2.4 billion for the three months ended September 30, 2017, increased $622 million, or 36% (see “Liquidity and Capital Resources”).

•	Free Cash Flow, a non-GAAP financial measure, of $921 million for the three months ended September 30, 2017, increased $340 million, or 59% (see “Liquidity and Capital Resources”).

Highlights for the nine months ended September 30, 2017, compared to the same period in 2016

•
Total revenues of $29.8 billion for the nine months ended September 30, 2017, increased $2.6 billion, or 9%. The increase was primarily driven by growth in service and equipment revenues as further discussed below. On September 1, 2016, we sold our marketing and distribution rights to certain existing T-Mobile co-branded customers to a current Mobile Virtual Network Operator (“MVNO”) partner for nominal consideration (the “MVNO Transaction”). The MVNO Transaction shifted Branded postpaid revenues to Wholesale revenues, but did not materially impact total revenues.

•
Service revenues of $22.4 billion for the nine months ended September 30, 2017, increased $1.8 billion, or 9%. The increase was primarily due to growth in our average branded customer base as a result of strong customer response to our Un-carrier initiatives, promotions and the success of our MetroPCS brand.

•
Equipment revenues of $6.7 billion for the nine months ended September 30, 2017, increased $680 million, or 11%. The increase was primarily due to higher average revenue per device sold and an increase from customer purchases of leased devices at the end of the lease term, partially offset by lower lease revenues.

•
Operating income of $3.8 billion for the nine months ended September 30, 2017, increased $727 million, or 24%. The increase was primarily due to higher Total service revenues and lower Depreciation and amortization, partially offset by lower Gains on disposal of spectrum licenses and higher Selling, general and administrative and Cost of services expenses.

•
Net income of $1.8 billion for the nine months ended September 30, 2017, increased $759 million, or 71%. The increase was primarily due to higher operating income driven by the factors described above, a lower tax rate primarily due to a reduction in the valuation allowance against deferred tax assets and a net decrease in interest expense, partially offset by the negative impact from hurricanes. Net income included net, after-tax gains of $41 million and $511 million, for the nine months ended September 30, 2017 and 2016, respectively.

•
Adjusted EBITDA, a non-GAAP financial measure, of $8.5 billion for the nine months ended September 30, 2017, increased $470 million, or 6%. The increase was primarily due to higher operating income driven by the factors described above, partially offset by lower Gains on disposal of spectrum licenses. Adjusted EBITDA included pre-tax spectrum gains of $67 million and $835 million for the nine months ended September 30, 2017 and 2016, respectively.

•	Net cash provided by operating activities of $5.9 billion for the nine months ended September 30, 2017, increased $1.4 billion, or 30% (see “Liquidity and Capital Resources”).

•	Free Cash Flow, a non-GAAP financial measure, of $1.6 billion for the nine months ended September 30, 2017, increased $898 million, or 130% (see “Liquidity and Capital Resources”).

Set forth below is a summary of our consolidated results:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
(in millions)		(As Adjusted - See Note 1)				(As Adjusted - See Note 1)
Revenues
Branded postpaid revenues	$4,920	$4,647	$273	6%	$14,465	$13,458	$1,007	7%
Branded prepaid revenues	2,376	2,182	194	9%	7,009	6,326	683	11%
Wholesale revenues	274	238	36	15%	778	645	133	21%
Roaming and other service revenues	59	66	(7)	(11)%	151	170	(19)	(11)%
Total service revenues	7,629	7,133	496	7%	22,403	20,599	1,804	9%
Equipment revenues	2,118	1,948	170	9%	6,667	5,987	680	11%
Other revenues	272	224	48	21%	775	670	105	16%
Total revenues	10,019	9,305	714	8%	29,845	27,256	2,589	9%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,594	1,436	158	11%	4,520	4,286	234	5%
Cost of equipment sales	2,617	2,539	78	3%	8,149	7,532	617	8%
Selling, general and administrative	3,098	2,898	200	7%	8,968	8,419	549	7%
Depreciation and amortization	1,416	1,568	(152)	(10)%	4,499	4,695	(196)	(4)%
Cost of MetroPCS business combination	—	15	(15)	NM	—	110	(110)	NM
Gains on disposal of spectrum licenses	(29)	(199)	170	(85)%	(67)	(835)	768	(92)%
Total operating expense	8,696	8,257	439	5%	26,069	24,207	1,862	8%
Operating income	1,323	1,048	275	26%	3,776	3,049	727	24%
Other income (expense)
Interest expense	(253)	(376)	123	(33)%	(857)	(1,083)	226	(21)%
Interest expense to affiliates	(167)	(76)	(91)	120%	(398)	(248)	(150)	60%
Interest income	2	3	(1)	(33)%	15	9	6	67%
Other income (expense), net	1	(1)	2	NM	(89)	(6)	(83)	NM
Total other expense, net	(417)	(450)	33	(7)%	(1,329)	(1,328)	(1)	—%
Income before income taxes	906	598	308	52%	2,447	1,721	726	42%
Income tax expense	(356)	(232)	(124)	53%	(618)	(651)	33	(5)%
Net income	$550	$366	$184	50%	$1,829	$1,070	$759	71%

Net cash provided by operating activities	$2,362	$1,740	$622	36%	$5,904	$4,533	$1,371	30%
Net cash used in investing activities	(1,455)	(1,859)	404	(22)%	(10,138)	(4,386)	(5,752)	131%
Net cash (used in) provided by financing activities	(349)	(67)	(282)	421%	(527)	623	(1,150)	(185)%

Non-GAAP Financial Measures
Adjusted EBITDA	$2,822	$2,689	$133	5%	$8,502	$8,032	$470	6%
Free Cash Flow	921	581	340	59%	1,588	690	898	130%
NM - Not Meaningful

The following discussion and analysis is for the three and nine months ended September 30, 2017, compared to the same periods in 2016 unless otherwise stated.

Total revenues increased $714 million, or 8%, for the three months ended and $2.6 billion, or 9%, for the nine months ended September 30, 2017, primarily due to higher revenues from branded postpaid and prepaid customers as well as higher equipment revenues as discussed below.

Branded postpaid revenues increased $273 million, or 6%, for the three months ended and $1.0 billion, or 7%, for the nine months ended September 30, 2017.

The change for the three months ended September 30, 2017 was primarily from:

•	Growth in the customer base driven by strong customer response to our Un-carrier initiatives and promotions for services and devices; and

•	The positive impact from a decrease in the non-cash net revenue deferral for Data Stash; partially offset by

•	The MVNO Transaction;

•	Lower branded postpaid phone average revenue per user (“ARPU”); and

•	The negative impact from hurricanes of $20 million.

The change for the nine months ended September 30, 2017 was primarily from:

•
Growth in the customer base driven by strong customer response to our Un-carrier initiatives and promotions for services and devices, including the growing success of our business channel, T-Mobile for Business; and

•	The positive impact from a decrease in the non-cash net revenue deferral for Data Stash; partially offset by

•	The MVNO Transaction; and

•	The negative impact from hurricanes of $20 million.

Branded prepaid revenues increased $194 million, or 9%, for the three months ended and $683 million, or 11%, for the nine months ended September 30, 2017, primarily from:

•	Higher average branded prepaid customers primarily driven by growth in the customer base; and

•	Higher branded prepaid ARPU from the success of our MetroPCS brand; partially offset by

•	The impact from the optimization of our third-party distribution channels; and

•	The negative impact from hurricanes of $11 million.

Wholesale revenues increased $36 million, or 15%, for the three months ended and $133 million, or 21%, for the nine months ended September 30, 2017, primarily from the impact of increased Wholesale revenues resulting from the MVNO Transaction.

Roaming and other service revenues decreased $7 million, or 11%, for the three months ended and $19 million, or 11%, for the nine months ended September 30, 2017.

Equipment revenues increased $170 million, or 9%, for the three months ended and $680 million, or 11%, for the nine months ended September 30, 2017.

The change for the three months ended September 30, 2017 was primarily from:

•	An increase of $137 million from the purchase of leased devices at the end of their lease term;

•	An increase of $116 million primarily related to proceeds from the liquidation of returned customer handsets in the third quarter of 2017;

•	An increase of $78 million in device sales revenues excluding purchased leased devices, primarily due to:

•
Higher average revenue per device sold primarily due to an Original Equipment Manufacturer (“OEM”) recall of its smartphone devices in the third quarter of 2016 and a decrease in promotional spending; partially offset by

•	A 5% decrease in the number of devices sold. Device sales revenue is recognized at the time of sale; and

•	An increase of $22 million in SIM and upgrade revenue; partially offset by

•	A decrease of $194 million in lease revenues from declining JUMP! On Demand population due to shifting focus to our EIP financing option beginning in the first quarter of 2016; and

•	The negative impact from hurricanes of $8 million.

The change for the nine months ended September 30, 2017 was primarily from:

•	An increase of $413 million in device sales revenues excluding purchased leased devices, primarily due to:

•
Higher average revenue per device sold primarily due to an increase in high-end device mix and an OEM recall of its smartphone devices in the third quarter of 2016, partially offset by an increase in promotional spending; partially offset by

•	A 1% decrease in the number of devices sold. Device sales revenue is recognized at the time of sale;

•	An increase of $366 million from the purchase of leased devices at the end of the lease term;

•	An increase of $137 million primarily related to proceeds from the liquidation of returned customer handsets in the third quarter of 2017; and

•	An increase of $117 million in SIM and upgrade revenue; partially offset by

•	A decrease of $345 million in lease revenues from declining JUMP! On Demand population due to shifting focus to our EIP financing option beginning in the first quarter of 2016; and

•	The negative impact from hurricanes of $8 million.

Under our JUMP! On Demand program, upon device upgrade or at lease end, customers must return or purchase their device. Revenue for purchased leased devices is recorded as equipment revenues when revenue recognition criteria have been met.

Gross EIP device financing to our customers increased by $115 million for the three months ended and $303 million for the nine months ended September 30, 2017, primarily due to growth in the gross amount of equipment financed on EIP. The increase was also due to certain customers on leased devices reaching the end of lease term who financed their devices over nine-month EIP.

Operating expenses increased $439 million, or 5%, for the three months ended and $1.9 billion, or 8%, for the nine months ended September 30, 2017, primarily from higher Cost of services, Cost of equipment sales, Selling, general and administrative and lower Gains on disposal of spectrum licenses, partially offset by lower Depreciation and amortization as discussed below.

Cost of services increased $158 million, or 11%, for the three months ended and $234 million, or 5%, for the nine months ended September 30, 2017.

The change for the three months ended September 30, 2017 was primarily from:

•	Higher lease expenses associated with our network expansion;

•	The negative impact from hurricanes of $69 million; partially offset by

•	Lower regulatory expenses.

The change for the nine months ended September 30, 2017 was primarily from:

•	Higher lease expenses associated with network expansion; and

•	The negative impact from hurricanes of $69 million; partially offset by

•	Lower long distance and toll costs as we continue to renegotiate contracts with vendors; and

•	Lower regulatory expenses.

Cost of equipment sales increased $78 million, or 3%, for the three months ended and $617 million, or 8%, for the nine months ended September 30, 2017.

The change for the three months ended September 30, 2017 was primarily from:

•	An increase of $66 million in device cost of equipment sales, excluding purchased leased devices, primarily due to:

•	A higher average cost per device sold primarily from an OEM recall of its smartphone devices in the third quarter of 2016; partially offset by

•	A 5% decrease in the number of devices sold; and

•	An increase of $58 million in lease device cost of equipment sales, primarily due to:

•	An increase in lease buyouts as leases began reaching their term dates in 2017; partially offset by

•	A decrease in device upgrades from fewer customers in the handset lease program.

•
These increases are partially offset by a decrease of $31 million in cost of equipment related to an increase in proceeds from the liquidation of returned customer handsets under our insurance programs; and

•	The negative impact from hurricanes of $4 million.

The change for the nine months ended September 30, 2017 was primarily from:

•	An increase of $483 million in device cost of equipment sales, excluding purchased leased devices, primarily due to:

•	A higher average cost per device sold primarily from an increase in high-end device mix and an OEM recall of its smartphone devices in the third quarter of 2016; partially offset by

•	A 1% decrease in the number of devices sold; and

•	An increase of $245 million in lease device cost of equipment sales, primarily due to:

•	An increase in lease buyouts as leases began reaching their term dates in 2017; partially offset by

•	A decrease in device upgrades from fewer customers in the handset lease program.

•	These increases are partially offset by a decrease of $69 million primarily due to inventory adjustments related to obsolete inventory; and

•	The negative impact from hurricanes of $4 million.

Under our JUMP! On Demand program, upon device upgrade or at the end of the lease term, customers must return or purchase their device. The cost of purchased leased devices is recorded as Cost of equipment sales. Returned devices transferred from Property and equipment, net are recorded as inventory and are valued at the lower of cost or market with any write-down to market recognized as Cost of equipment sales.

Selling, general and administrative increased $200 million, or 7%, for the three months ended and $549 million, or 7%, for the nine months ended September 30, 2017, primarily from strategic investments to support our growing customer base including higher employee related costs, promotional costs, commissions, and higher costs related to managed services and outsourced functions, partially offset by lower external labor costs. Additionally, the negative impact from hurricanes of $36 million contributed to the increase.

Depreciation and amortization decreased $152 million, or 10%, for the three months ended and $196 million, or 4%, for the nine months ended September 30, 2017, primarily from:

•
Lower depreciation expense related to our JUMP! On Demand program resulting from a lower number of devices under lease. Under our JUMP! On Demand program, the cost of a leased wireless device is depreciated over the lease term to its estimated residual value; partially offset by

•	The continued build-out of our 4G LTE network.

Cost of MetroPCS business combination decreased $15 million for the three months ended and $110 million for the nine months ended September 30, 2017. On July 1, 2015, we officially completed the shutdown of the MetroPCS CDMA network. Network decommissioning costs primarily relate to the acceleration of lease costs for cell sites that would have otherwise been recognized as cost of services over the remaining lease term had we not decommissioned the cell sites. We do not expect to incur significant additional network decommissioning costs in 2017.

Gains on disposal of spectrum licenses decreased $170 million, or 85%, for the three months ended and $768 million, or 92%, for the nine months ended September 30, 2017. The change for the nine months ended September 30, 2017 was primarily from a $636 million gain from a spectrum license transaction with AT&T during the first quarter of 2016.

Net Income increased $184 million, or 50%, for the three months ended and $759 million, or 71%, for the nine months ended September 30, 2017, primarily from higher operating income and a net decrease in interest expense, partially offset by the negative impact from hurricanes of approximately $90 million. Net income for the three months ended September 30, 2017 was partially offset by higher income tax expense as discussed below. Net income for the nine months ended September 30, 2017 additionally included the impact from a lower tax rate as discussed below.

•
Operating income, the components of which are discussed above and include the negative impact from hurricanes, increased $275 million, or 26%, for the three months ended and $727 million, or 24%, for the nine months ended September 30, 2017. The negative impact from the hurricanes for the three and nine months ended September 30, 2017 was approximately $148 million.

•	Income tax expense increased $124 million, or 53%, for the three months ended and decreased $33 million, or 5%, for the nine months ended September 30, 2017.

The change for the three months ended September 30, 2017 was primarily from higher income before income taxes. The effective tax rate was 39.3% and 38.8% for the three months ended September 30, 2017 and 2016, respectively.

The change for the nine months ended September 30, 2017 was primarily from:

•
A lower effective tax rate which was 25.3% and 37.8% for the nine months ended September 30, 2017 and 2016, respectively, primarily due to a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions that resulted in the recognition of $270 million in tax benefits in the first quarter of 2017 and the recognition of an additional $19 million in tax benefits through the third quarter of 2017. Total tax benefits related to the reduction in the valuation allowance were $289 million through September 30, 2017. The effective tax rate was further decreased by the recognition of $62 million of excess tax benefits related to share-based payments for the nine months ended September 30, 2017, compared to $24 million for the same period in 2016; partially offset by

•	Higher income before income taxes.

See Note 8 - Income Taxes of the Notes to the Condensed Consolidated Financial Statements.

•	Interest expense decreased $123 million, or 33%, for the three months ended and $226 million, or 21%, for the nine months ended September 30, 2017, primarily from:

•	The early extinguishment of our LIBOR plus 2.750% Senior Secured Term Loan and redemption of $8.3 billion of Senior Notes; partially offset by

•	The issuance of $1.5 billion of Senior Notes in March 2017.

•	The decrease for the nine months ended September 30, 2017 was also impacted by the issuance of $1.0 billion of Senior Notes in April 2016.

•	Interest expense to affiliates increased $91 million, or 120%, for the three months ended and $150 million, or 60%, for the nine months ended September 30, 2017, primarily from:

•	An increase in interest associated with a $4.0 billion secured Incremental Term Loan Facility with DT entered into in January 2017;

•	The issuance of $4.0 billion in Senior Notes to DT in May 2017; and

•	Draws on our Revolving Credit Facility; partially offset by

•	Lower interest rates achieved through refinancing $2.5 billion of Senior Reset Notes in April 2017.

•	The increase for the three months ended September 30, 2017, was also partially from the net issuance of $500 million in Senior Notes in April 2017.

See Note 7 – Debt of the Notes to the Condensed Consolidated Financial Statements for additional details.

•
Other income (expense), net remained flat for the three months ended and increased $83 million for the nine months ended September 30, 2017. The change for the nine months ended September 30, 2017 was primarily from:

•	A $73 million net loss recognized from the early redemption of certain Senior Notes; and

•	A $13 million net loss recognized from the refinancing of our outstanding Senior Secured Term Loans.

See Note 7 – Debt of the Notes to the Condensed Consolidated Financial Statements.

Net income included net, after-tax gains on disposal of spectrum licenses of $18 million and $122 million for the three months ended September 30, 2017 and 2016, respectively, and $41 million and $511 million for the nine months ended September 30, 2017 and 2016, respectively.

Guarantor Subsidiaries

The financial condition and results of operations of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to our consolidated financial condition. The most significant components of the financial condition of our Non-Guarantor Subsidiaries were as follows:

	September 30, 2017	December 31, 2016	Change
(in millions)			$	%
Other current assets	$576	$565	$11	2%
Property and equipment, net	322	375	(53)	(14)%
Tower obligations	2,204	2,221	(17)	(1)%
Total stockholders' deficit	(1,386)	(1,374)	(12)	1%

The most significant components of the results of operations of our Non-Guarantor Subsidiaries were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2017	2016	$	%	2017	2016	$	%
Service revenues	$527	$520	$7	1%	$1,580	$1,500	$80	5%
Cost of equipment sales	241	300	(59)	(20)%	738	768	(30)	(4)%
Selling, general and administrative	209	227	(18)	(8)%	652	645	7	1%
Total comprehensive income (loss)	40	(19)	59	(311)%	87	8	79	988%

The change to the results of operations of our Non-Guarantor Subsidiaries for the three months ended September 30, 2017 was primarily from:

•	Higher Service revenues primarily due to the result of an increase in activity of the non-guarantor subsidiary that provides device insurance, primarily driven by growth in our customer base;

•	Lower Cost of equipment sales expenses primarily due to decrease in claims activity and lower device costs used; and

•	Lower Selling, general and administrative expenses primarily due to a decrease in program service fees, partially offset by higher costs to support our growing customer base.

The change to the results of operations of our Non-Guarantor Subsidiaries for the nine months ended September 30, 2017 was primarily from:

•	Higher Service revenues primarily due to the result of an increase in activity of the non-guarantor subsidiary that provides device insurance, primarily driven by growth in our customer base;

•	Lower Cost of equipment sales expenses primarily due to lower non-return fees charged to the customer; and

•	Higher Selling, general and administrative expenses primarily due to higher costs to support our growing customer base, partially offset by a decrease in program service fees.

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

Total Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Branded customers generally include customers that are qualified either for postpaid service utilizing phones, mobile broadband devices (including tablets), or DIGITS, where they generally pay after receiving service, or prepaid service, where they generally pay in advance. Wholesale customers include Machine to Machine (“M2M”) and MVNO customers that operate on our network, but are managed by wholesale partners.

The following table sets forth the number of ending customers:

	September 30, 2017	September 30, 2016	Change
(in thousands)			#	%
Customers, end of period
Branded postpaid phone customers (1)	33,223	30,364	2,859	9%
Branded postpaid other customers (1)	3,752	2,866	886	31%
Total branded postpaid customers	36,975	33,230	3,745	11%
Branded prepaid customers	20,519	19,272	1,247	6%
Total branded customers	57,494	52,502	4,992	10%
Wholesale customers	13,237	16,852	(3,615)	(21)%
Total customers, end of period	70,731	69,354	1,377	2%
Adjustments to branded postpaid phone customers (2)	—	(1,365)	1,365
Adjustments to branded prepaid customers (2)	—	(326)	326
Adjustments to wholesale customers (2) (3)	(160)	1,691	(1,851)

(1)
During the third quarter of 2017, we retitled our “Branded postpaid mobile broadband customers” category to “Branded postpaid other customers” and reclassified 253,000 DIGITS customers from our “Branded postpaid phone customers” category for the second quarter of 2017, when the DIGITS product was released.

(2)
The MVNO Transaction resulted in a transfer of branded postpaid phone customers and branded prepaid customers to wholesale customers on September 1, 2016. Prospectively from September 1, 2016, net customer additions for these customers are included within Wholesale customers.

(3)
We believe current and future regulatory changes have made the Lifeline program offered by our wholesale partners uneconomical. We will continue to support our wholesale partners offering the Lifeline program, but have excluded the Lifeline customers from our reported wholesale subscriber base resulting in the removal of 160,000 and 4,368,000 reported wholesale customers as of the beginning of the third quarter of 2017 and the beginning of the second quarter of 2017, respectively. No further Lifeline adjustments are expected in future periods.

Branded Customers

Total branded customers increased 4,992,000, or 10%, primarily from:

•
Higher branded postpaid phone customers driven by strong customer response to our Un-carrier initiatives and promotional activities and the growing success of our business channel, T-Mobile for Business, partially offset by increased competitive activity in the marketplace and less reliance on add a line promotions;

•
Higher branded prepaid customers driven by the continued success of our MetroPCS brand and continued growth from our distribution expansion, partially offset by the optimization of our third-party distribution channels; and

•	Higher branded postpaid other customers primarily due to the launch of SyncUP DRIVETM and DIGITS.

Wholesale

Wholesale customers decreased 3,615,000, or 21%, primarily due to Lifeline subscribers, which were excluded from our reported wholesale subscriber base as of the beginning of the second quarter of 2017. This decrease was partially offset by the continued success of our M2M partnerships.

Net Customer Additions

The following table sets forth the number of net customer additions (losses):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2017	2016	#	%	2017	2016	#	%
Net customer additions (losses)
Branded postpaid phone customers (1)	595	851	(256)	(30)%	1,926	2,374	(448)	(19)%
Branded postpaid other customers (1)	222	118	104	88%	622	526	96	18%
Total branded postpaid customers	817	969	(152)	(16)%	2,548	2,900	(352)	(12)%
Branded prepaid customers	226	684	(458)	(67)%	706	1,967	(1,261)	(64)%
Total branded customers	1,043	1,653	(610)	(37)%	3,254	4,867	(1,613)	(33)%
Wholesale customers (2)	286	317	(31)	(10)%	550	1,205	(655)	(54)%
Total net customer additions	1,329	1,970	(641)	(33)%	3,804	6,072	(2,268)	(37)%
Adjustments to branded postpaid phone customers (1)	—	—	—		(253)	—	(253)
Adjustments to branded postpaid other customers (1)	—	—	—		253	—	253

(1)
During the third quarter of 2017, we retitled our “Branded postpaid mobile broadband customers” category to “Branded postpaid other customers” and reclassified 253,000 DIGITS customer net additions from our “Branded postpaid phone customers” category for the second quarter of 2017, when the DIGITS product was released.

(2)
Net customer activity for Lifeline was excluded beginning in the second quarter of 2017 due to our determination based upon changes in the applicable government regulations that the Lifeline program offered by our wholesale partners is uneconomical.

Branded Customers

Total branded net customer additions decreased 610,000, or 37%, for the three months ended and 1,613,000, or 33%, for the nine months ended September 30, 2017.

The decrease for the three months ended September 30, 2017 was primarily from:

•	Lower branded prepaid net customer additions primarily due to higher MetroPCS deactivations from a growing customer base and increased competitive activity in the marketplace, and

•
Lower branded postpaid phone net customer additions primarily due to lower gross customer additions from increased competitive activity in the marketplace, the split and shift in iPhone launch timing, and the negative impact from hurricanes; partially offset by

•
Higher branded postpaid other net customer additions primarily driven by strength of SyncUP DRIVETM launched in the fourth quarter of 2016 as well as the launch of DIGITS in the second quarter of 2017.

The decrease for the nine months ended September 30, 2017 was primarily from:

•
Lower branded prepaid net customer additions primarily due to higher MetroPCS deactivations from a growing customer base and increased competitive activity in the marketplace. Additional decreases resulted from the optimization of our third party distribution channels, and

•
Lower branded postpaid phone net customer additions primarily due to lower gross customer additions from increased competitive activity in the marketplace and lower customer migrations, partially offset by lower deactivations; partially offset by

•
Higher branded postpaid other net customer additions primarily driven by strength of SyncUP DRIVETM launched in the fourth quarter of 2016 as well as the launch of DIGITS in the second quarter of 2017, partially offset by overall market softness of tablets.

Wholesale

Wholesale net customer additions decreased 31,000, or 10%, for the three months ended and 655,000, or 54%, for the nine months ended September 30, 2017 from lower gross customer additions, partially offset by lower customer deactivations. We believe current and future regulatory changes have made the Lifeline program offered by our wholesale partners uneconomical.

We will continue to support our wholesale partners offering the Lifeline program, but have excluded the Lifeline customers from our reported wholesale subscriber base resulting in the removal of 160,000 and 4,368,000 reported wholesale customers as of the beginning of the third quarter of 2017 and beginning of the second quarter of 2017, respectively. No further Lifeline adjustments are expected in future periods.

Customers Per Account

Customers per account is calculated by dividing the number of branded postpaid customers as of the end of the period by the number of branded postpaid accounts as of the end of the period. An account may include branded postpaid phone, mobile broadband, and DIGITS customers. We believe branded postpaid customers per account provides management, investors and analysts with useful information to evaluate our branded postpaid customer base on a per account basis.

	September 30, 2017	September 30, 2016	Change
			#	%
Branded postpaid customers per account	2.92	2.78	0.14	5%

Branded postpaid customers per account increased 0.14 points, or 5%, primarily from growth of customers on family plan promotions.

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

	Three Months Ended September 30,		Bps Change	Nine Months Ended September 30,		Bps Change
	2017	2016		2017	2016
Branded postpaid phone churn	1.23%	1.32%	-9 bps	1.18%	1.30%	-12 bps
Branded prepaid churn	4.25%	3.82%	43 bps	4.06%	3.86%	20 bps

Branded postpaid phone churn decreased 9 basis points for the three months ended and 12 basis points for the nine months ended September 30, 2017, primarily due to the MVNO Transaction as the customers transferred had a higher rate of churn.

Branded prepaid churn increased 43 basis points for the three months ended and 20 basis points for the nine months ended September 30, 2017, primarily due to higher MetroPCS churn from increased competitive activity in the marketplace.

Average Revenue Per User, Average Billings Per User

ARPU represents the average monthly service revenue earned from customers. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue realization per customer and assist in forecasting our future service revenues generated from our customer base. Branded postpaid phone ARPU excludes mobile broadband and DIGITS customers and related revenues.

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

The following tables illustrate the calculation of our operating measures ARPU and ABPU and reconcile these measures to the related service revenues:

(in millions, except average number of customers, ARPU and ABPU)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$4,920	$4,647	$273	6%	$14,465	$13,458	$1,007	7%
Less: Branded postpaid other revenues	(294)	(193)	(101)	52%	(774)	(568)	(206)	36%
Branded postpaid phone service revenues	$4,626	$4,454	$172	4%	$13,691	$12,890	$801	6%
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	32,852	30,836	2,016	7%	32,248	30,364	1,884	6%
Branded postpaid phone ARPU (1)	$46.93	$48.15	$(1.22)	(3)%	$47.17	$47.17	$—	—%

Calculation of Branded Postpaid ABPU
Branded postpaid service revenues	$4,920	$4,647	$273	6%	$14,465	$13,458	$1,007	7%
EIP billings	1,481	1,394	87	6%	4,285	4,062	223	5%
Lease revenues	159	353	(194)	(55)%	717	1,062	(345)	(32)%
Total billings for branded postpaid customers	$6,560	$6,394	$166	3%	$19,467	$18,582	$885	5%
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	36,505	33,632	2,873	9%	35,627	32,966	2,661	8%
Branded postpaid ABPU	$59.89	$63.38	$(3.49)	(6)%	$60.71	$62.63	$(1.92)	(3)%

Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$2,376	$2,182	$194	9%	$7,009	$6,326	$683	11%
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	20,336	19,134	1,202	6%	20,119	18,586	1,533	8%
Branded prepaid ARPU	$38.93	$38.01	$0.92	2%	$38.71	$37.82	$0.89	2%

(1)	Branded postpaid phone ARPU includes the reclassification of 43,000 DIGITS average customers and related revenue to the “Branded postpaid other customers” category for the second quarter of 2017.

Branded Postpaid Phone ARPU

Branded postpaid phone ARPU decreased $1.22, or 3%, for the three months ended and remained flat for the nine months ended September 30, 2017.

The change for the three months ended September 30, 2017 was primarily from:

•	The continued adoption of T-Mobile ONE including taxes and fees and dilution from promotional activities; and

•	The negative impact from hurricanes of $0.19; partially offset by

•	The transfer of customers as part of the MVNO transaction as those customers had lower ARPU; and

•	A decrease in the non-cash net revenue deferral for Data Stash.

Flat for the nine months ended September 30, 2017 primarily from:

•	A decrease in the non-cash net revenue deferral for Data Stash;

•	The transfer of customers as part of the MVNO transaction as those customers had lower ARPU; offset by

•	The continued adoption of T-Mobile ONE including taxes and fees and dilution from promotional activities; and

•	The negative impact from hurricanes of $0.07.

T-Mobile continues to expect that Branded postpaid phone ARPU in full-year 2017 will be generally stable compared to full-year 2016, with some quarterly variations driven by the actual migrations to T-Mobile ONE rate plans, inclusive of Un-carrier Next promotions.

Branded Postpaid ABPU

Branded postpaid ABPU decreased $3.49, or 6%, for the three months ended and $1.92, or 3%, for the nine months ended September 30, 2017.

The change for the three months ended September 30, 2017 was primarily from:

•	Lower lease revenues;

•	Lower branded postpaid phone ARPU;

•	Growth in the branded postpaid other customer base with lower ARPU; and

•	The negative impact from hurricanes of $0.18.

The change for the nine months ended September 30, 2017 was primarily from:

•	Lower lease revenues;

•	Growth in the branded postpaid other customer base with lower ARPU; and

•	The negative impact from hurricanes of $0.06.

Branded Prepaid ARPU

Branded prepaid ARPU increased $0.92, or 2%, for the three months ended and $0.89, or 2%, for the nine months ended September 30, 2017, compared to the same periods in 2016, primarily from continued growth of MetroPCS customers who generate higher ARPU. These increases were partially offset by the negative impact from hurricanes of $0.18 and $0.06 for the three and nine months ended September 30, 2017, respectively.

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

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2017	2016	$	%	2017	2016	$	%
Net income	$550	$366	$184	50%	$1,829	$1,070	$759	71%
Adjustments:
Interest expense	253	376	(123)	(33)%	857	1,083	(226)	(21)%
Interest expense to affiliates	167	76	91	120%	398	248	150	60%
Interest income (1)	(2)	(3)	1	(33)%	(15)	(9)	(6)	67%
Other (income) expense, net	(1)	1	(2)	(200)%	89	6	83	1,383%
Income tax expense	356	232	124	53%	618	651	(33)	(5)%
Operating income (1)	1,323	1,048	275	26%	3,776	3,049	727	24%
Depreciation and amortization	1,416	1,568	(152)	(10)%	4,499	4,695	(196)	(4)%
Cost of MetroPCS business combination (2)	—	15	(15)	(100)%	—	110	(110)	(100)%
Stock-based compensation (3)	83	57	26	46%	222	171	51	30%
Other, net (3)	—	1	(1)	(100)%	5	7	(2)	(29)%
Adjusted EBITDA (1)	$2,822	$2,689	$133	5%	$8,502	$8,032	$470	6%
Net income margin (Net income divided by service revenues)	7%	5%		200 bps	8%	5%		300 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by service revenues) (1)	37%	38%		-100 bps	38%	39%		-100 bps

(1)
The amortized imputed discount on EIP receivables previously recognized as Interest income has been retrospectively re-classified as Other revenues. See Note 1 - Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements and table below for further detail.

(2)	Beginning in the first quarter of 2017, the Company will no longer separately present Cost of MetroPCS business combination as it is insignificant.

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

Adjusted EBITDA increased $133 million, or 5%, for the three months ended and $470 million, or 6%, for the nine months ended September 30, 2017.

The change for the three months ended September 30, 2017 was primarily from:

•
An increase in branded postpaid and prepaid service revenues primarily due to strong customer response to our Un-carrier initiatives, the ongoing success of our promotional activities, and the continued strength of our MetroPCS brand; and

•	Lower losses on equipment; partially offset by

•	Higher selling, general and administrative expenses;

•	Higher cost of services expense;

•	Lower gains on disposal of spectrum licenses of $170 million; gains on disposal were $29 million for the three months ended September 30, 2017, compared to $199 million in the same period in 2016; and

•	The negative impact from hurricanes of $148 million.

The change for the nine months ended September 30, 2017 was primarily from:

•
An increase in branded postpaid and prepaid service revenues primarily due to strong customer response to our Un-carrier initiatives, the ongoing success of our promotional activities, and the continued strength of our MetroPCS brand; and

•	Higher wholesale revenues; partially offset by

•	Lower gains on disposal of spectrum licenses of $768 million; gains on disposal were $67 million for the nine months ended September 30, 2017, compared to $835 million in the same period in 2016;

•	Higher selling, general and administrative expenses;

•	Higher cost of services expense; and

•	The negative impact from hurricanes of $148 million.

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

We have applied this change retrospectively and presented the effect on the three and nine months ended September 30, 2016, in the table below.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(in millions)	As Filed	Change in Accounting Principle	As Adjusted	As Filed	Change in Accounting Principle	As Adjusted
Operating income	$989	$59	$1,048	$2,860	$189	$3,049
Interest income	62	(59)	3	198	(189)	9
Net income	366	—	366	1,070	—	1,070
Net income as a percentage of service revenue	5%	—%	5%	5%	—%	5%
Adjusted EBITDA	2,630	59	2,689	7,843	189	8,032
Adjusted EBITDA margin (Adjusted EBITDA divided by service revenues)	37%	1%	38%	38%	1%	39%

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

Cash Flows

The following is an analysis of our cash flows for three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2017	2016	$	%	2017	2016	$	%
Net cash provided by operating activities	$2,362	$1,740	$622	36%	$5,904	$4,533	$1,371	30%
Net cash used in investing activities	(1,455)	(1,859)	404	(22)%	(10,138)	(4,386)	(5,752)	131%
Net cash (used in) provided by financing activities	(349)	(67)	(282)	421%	(527)	623	(1,150)	(185)%

Operating Activities

Net cash provided by operating activities increased $622 million, or 36%, for the three months ended and $1.4 billion, or 30%, for the nine months ended September 30, 2017, compared to the same periods in 2016.

The change for the three months ended September 30, 2017 was primarily from:

•	Higher net income and higher non-cash adjustments to net income and a lower net use from working capital changes.

The change for the nine months ended September 30, 2017 was primarily from:

•
Higher Net income and higher non-cash adjustments to net income including from lower Gains on disposal of spectrum licenses and Depreciation and amortization. In total, changes in working capital were relatively flat as improvements in Accounts payable and accrued liabilities and Inventories were partially offset by changes in Equipment installment plan receivables. The change in EIP receivables was primarily due to a decrease in net cash proceeds from the sale of EIP receivables as the nine months ended September 30, 2016 benefited from net cash proceeds of $366 million primarily related to upsizing of the EIP securitization facility as well as an increase in devices financed on EIP.

Investing Activities

Net cash used in investing activities decreased $404 million for the three months ended and increased $5.8 billion for the nine months ended September 30, 2017.

The change for the three months ended September 30, 2017 was primarily from:

•	A $690 million decrease in Purchases of spectrum licenses and other intangible assets, including deposits; partially offset by

•	A $282 million increase in Purchases of property and equipment, including capitalized interest.

The change for the nine months ended September 30, 2017 was primarily from:

•	A $3.0 billion decrease in Sales of short-term investments;

•
A $2.3 billion increase in Purchases of spectrum licenses and other intangible assets, including deposits, primarily driven by our winning bid for 1,525 licenses in the 600 MHz spectrum auction during the second quarter of 2017; and

•	A $473 million increase in Purchases of property and equipment, including capitalized interest.

Financing Activities

Net cash provided by and used in financing activities increased $282 million to a use of $349 million in the three months ended and increased $1.2 billion to a use of $527 million in the nine months ended September 30, 2017.

The use of cash in the three months ended September 30, 2017 was primarily from:

•	$1.7 billion for Repayments of our revolving credit facility; partially offset by

•	$1.1 billion in Proceeds from borrowing on our revolving credit facility; and

•	$500 million in Proceeds from issuance of long-term debt.

The use of cash in the nine months ended September 30, 2017 was primarily from:

•	$10.2 billion for Repayments of long-term debt;

•	$2.9 billion for Repayments of our revolving credit facility;

•	$350 million for Repayments of capital lease obligations; and

•	$296 million for Repayments of short-term debt for purchases of inventory, property and equipment, net; partially offset by

•	$10.5 billion in Proceeds from issuance of long-term debt; and

•	$2.9 billion in Proceeds from borrowing on our revolving credit facility.

Cash and Cash Equivalents

As of September 30, 2017, our Cash and cash equivalents were $739 million.

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

The following table illustrates the calculation of Free Cash Flow and reconciles Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2017	2016	$	%	2017	2016	$	%
Net cash provided by operating activities	$2,362	$1,740	$622	36%	$5,904	$4,533	$1,371	30%
Cash purchases of property and equipment	(1,441)	(1,159)	(282)	24%	(4,316)	(3,843)	(473)	12%
Free Cash Flow	$921	$581	$340	59%	$1,588	$690	$898	130%

Free Cash Flow increased $340 million for the three months ended and $898 million for the nine months ended September 30, 2017 primarily from higher net cash provided by operating activities due to working capital changes, as described above, partially offset by higher purchases of property and equipment primarily due to new site development and capacity expansion.

Debt

As of September 30, 2017, our total debt was $28.3 billion, excluding our tower obligations, of which $27.7 billion was classified as long-term debt.

The following table sets forth the debt balances and activity as of, and for the nine months ended, September 30, 2017:

(in millions)	December 31, 2016	Issuances and Borrowings (1)	Note Redemptions (1)	Extinguishments (1)	Repayments	Other (2)	September 30, 2017
Short-term debt	$354	$—	$—	$(20)	$—	$224	$558
Long-term debt	21,832	1,495	(8,365)	(1,947)	—	148	13,163
Total debt to third parties	22,186	1,495	(8,365)	(1,967)	—	372	13,721
Short-term debt to affiliates	—	2,910	—	—	(2,910)	—	—
Long-term debt to affiliates	5,600	8,985	—	—	—	1	14,586
Total debt to affiliates	5,600	11,895	—	—	(2,910)	1	14,586
Total debt	$27,786	$13,390	$(8,365)	$(1,967)	$(2,910)	$373	$28,307

(1)
Issuances and borrowings, note redemptions and extinguishments are recorded net of related issuance costs, discounts and premiums. Issuances and borrowings for Short-term debt to affiliates represent net outstanding borrowings on our senior secured revolving credit facility.

(2)
Other includes: $299 million issuances of short-term debt related to vendor financing arrangements, of which $291 million is related to financing of property and equipment. During the nine months ended September 30, 2017, we repaid $296 million under the vendor financing arrangements. As of September 30, 2017, vendor financing arrangements totaled $3 million. Vendor financing arrangements are included in Short-term debt within Total current liabilities in our Condensed Consolidated Balance Sheets. Additional activity in Other includes capital leases and the amortization of discounts and premiums. As of September 30, 2017 and December 31, 2016, capital lease liabilities totaled $1.8 billion and $1.4 billion, respectively.

Debt to Third Parties

Issuances and Borrowings

During the nine months ended September 30, 2017, we issued the following Senior Notes:

(in millions)	Principal Issuances	Issuance Costs	Net Proceeds from Issuance of Long-Term Debt
4.000% Senior Notes due 2022	$500	$2	$498
5.125% Senior Notes due 2025	500	2	498
5.375% Senior Notes due 2027	500	1	499
Total of Senior Notes Issued	$1,500	$5	$1,495

On March 16, 2017, T-Mobile USA and certain of its affiliates, as guarantors, issued a total of $1.5 billion of public Senior Notes with various interest rates and maturity dates. Issuance costs related to the public debt issuance totaled $5 million for the nine months ended September 30, 2017. We used the net proceeds of $1.495 billion from the transaction to redeem callable high yield debt.

Notes Redemptions

During the nine months ended September 30, 2017, we made the following note redemptions:

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

(1)
Write-off of premiums, discounts, issuance costs and call penalties are included in Other income (expense), net in our Condensed Consolidated Statements of Comprehensive Income. Write-off of premiums, discounts and issuance costs are included in Other, net within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

(2)	The call penalty is the excess paid over the principal amount. Call penalties are included within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

Debt to Affiliates

Issuances and Borrowings

During the nine months ended September 30, 2017, we made the following borrowings:

(in millions)	Net Proceeds From Issuance of Long-Term Debt	Extinguishments	Write-off of Discounts and Issuance Costs (1)
LIBOR plus 2.00% Senior Secured Term Loan due 2022	$2,000	$—	$—
LIBOR plus 2.00% Senior Secured Term Loan due 2024	2,000	—	—
LIBOR plus 2.750% Senior Secured Term Loan (2)	—	(1,980)	13
Total	$4,000	$(1,980)	$13

(1)
Write-off of discounts and issuance costs are included in Other income (expense), net in our Condensed Consolidated Statements of Comprehensive Income and Other, net within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

(2)	Our Senior Secured Term Loan extinguished during the nine months ended September 30, 2017 was Third Party debt.

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

On January 31, 2017, the loans under the Incremental Term Loan Facility were drawn in two tranches: (i) $2.0 billion of which bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.00% and matures on November 9, 2022, and (ii) $2.0 billion of which bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.25% and matures on January 31, 2024. In July 2017, we repriced the $2.0 billion Incremental Term Loan Facility maturing on January 31, 2024, with DT by reducing the interest rate to a per annum rate of LIBOR plus a margin of 2.00%. No issuance fees were incurred related to this debt agreement for the nine months ended September 30, 2017.

On March 31, 2017, the Incremental Term Loan Facility was amended to waive all interim principal payments. The outstanding principal balance will be due at maturity.

During the nine months ended September 30, 2017, we issued the following Senior Notes to DT:

(in millions)	Principal Issuances (Redemptions)	Discounts (1)	Net proceeds from issuance of long-term debt
4.000% Senior Notes due 2022	$1,000	$(23)	$977
5.125% Senior Notes due 2025	1,250	(28)	1,222
5.375% Senior Notes due 2027 (2)	1,250	(28)	1,222
6.288% Senior Reset Notes due 2019	(1,250)	—	(1,250)
6.366% Senior Reset Notes due 2020	(1,250)	—	(1,250)
Total	$1,000	$(79)	$921

(1)	Discounts reduce Proceeds from issuance of long-term debt and are included within Net cash (used in) provided by financing activities in our Condensed Consolidated Statements of Cash Flows.

(2)
In April 2017, we issued to DT $750 million in aggregate principal amount of the 5.375% Senior Notes due 2027, and in September 2017, we issued to DT the remaining $500 million in aggregate principal amount of the 5.375% Senior Notes due 2027.

On March 13, 2017, DT agreed to purchase a total of $3.5 billion in aggregate principal amounts of Senior Notes with various interest rates and maturity dates (the “new DT Notes”).

Through net settlement in April 2017, we issued to DT a total of $3.0 billion in aggregate principal amount of the new DT Notes and redeemed the $2.5 billion in outstanding aggregate principal amount of Senior Reset Notes with various interest rates and maturity dates (the “old DT Notes”).

The redemption prices of the old DT Notes were 103.144% and 103.183%, resulting in a total of $79 million in early redemption fees. These early redemption fees were recorded as discounts on the issuance of the new DT Notes.

In September 2017, we issued to DT $500 million in aggregate principal amount of 5.375% Senior Notes due 2027, which is the final tranche of the new DT Notes. We were not required to pay any underwriting fees or issuance costs in connection with the issuance of the notes.

Net proceeds from the issuance of the new DT Notes were $921 million and are included in Proceeds from issuance of long-term debt in our Condensed Consolidated Statements of Cash Flows.

On May 9, 2017, we exercised our option under existing purchase agreements and issued the following Senior Notes to DT:

(in millions)	Principal Issuances	Premium	Net proceeds from issuance of long-term debt
5.300% Senior Notes due 2021	$2,000	$—	$2,000
6.000% Senior Notes due 2024	1,350	40	1,390
6.000% Senior Notes due 2024	650	24	674
Total	$4,000	$64	$4,064

The proceeds were used to fund a portion of the purchase price of spectrum licenses won in the 600 MHz spectrum auction. Net proceeds from these issuances include $64 million in debt premiums. See Note 5 - Spectrum License Transactions for further information.

Revolving Credit Facility

We had no outstanding borrowings under our $1.5 billion senior secured revolving credit facility with DT as of September 30, 2017 and December 31, 2016. Proceeds and borrowings from the revolving credit facility are presented in Proceeds from borrowing on revolving credit facility and Repayments of revolving credit facility within Net cash (used in) provided by financing activities in our Condensed Consolidated Statements of Cash Flows.

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

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of September 30, 2017.

Capital Lease Facilities

We have entered into uncommitted capital lease facilities with certain partners, which provide us with the ability to enter into capital leases for network equipment and services. As of September 30, 2017, we have committed to $2.0 billion of capital leases under these capital lease facilities, of which $138 million and $735 million was executed during the three and nine months ended September 30, 2017, respectively. We expect to enter into up to an additional $165 million in capital lease commitments during 2017.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure. Property and equipment capital expenditures primarily relate to our network transformation, including the build out of 700 MHz A-Block spectrum licenses. We expect cash purchases of property and equipment to be in the range of $4.8 billion to $5.1 billion in 2017, excluding capitalized interest. We expect to be at the high end of the range. This does not include property and equipment obtained through capital lease agreements, leased wireless devices transferred from inventory or any additional purchases of spectrum licenses.

In April 2017, the Federal Communications Commission (the “FCC”) announced that we were the winning bidder of 1,525 licenses in the 600 MHz spectrum auction for an aggregate price of $8.0 billion. At the inception of the auction in June 2016, we deposited $2.2 billion with the FCC which, based on the outcome of the auction, was sufficient to cover our down payment obligation due in April 2017. In May 2017, we paid the FCC the remaining $5.8 billion of the purchase price using cash reserves and by issuing debt to Deutsche Telekom AG (“DT”), our majority stockholder, pursuant to existing debt purchase commitments. See Note 7 - Debt of the Notes to the Condensed Consolidated Financial Statements for further information.

The $5.8 billion payment of the purchase price is included in Purchases of spectrum licenses and other intangible assets, including deposits within Net cash used in investing activities in our Condensed Consolidated Statements of Cash Flows. The licenses are included in Spectrum licenses as of September 30, 2017, on our Condensed Consolidated Balance Sheets. We began deployment of these licenses on our network in the third quarter of 2017. See Note 5 - Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements for additional details.

Off-Balance Sheet Arrangements

In 2015, we entered into an arrangement, as amended, to sell certain EIP accounts receivable on a revolving basis through November 2017 as an additional source of liquidity. In August 2017, the arrangement was amended to reduce the maximum funding commitment to $1.2 billion and extend the scheduled expiration date to November 2018. In 2014, we entered into an arrangement, as amended, to sell certain service accounts receivable on a revolving basis through March 2017 as an additional source of liquidity. In November 2016, the arrangement was amended to increase the maximum funding commitment to $950 million and extend the scheduled expiration date to March 2018. As of September 30, 2017, T-Mobile derecognized net receivables of $2.4 billion upon sale through these arrangements. See Note 4 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

Related-Party Transactions

During the nine months ended September 30, 2017, we entered into certain debt related transactions with affiliates. See Note 7 – Debt of the Notes to the Condensed Consolidated Financial Statements for additional details.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended September 30, 2017, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with DT. We have relied upon DT for information regarding their activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company (“MTN Irancell”), Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the three months ended September 30, 2017, gross revenues of all DT affiliates generated by roaming and interconnection traffic with Iran were less than $1.0 million and estimated net profits were less than $1.0 million.

In addition, DT, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended September 30, 2017 were less than $0.1 million. We understand that DT intends to continue these activities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Index to Exhibits immediately following this page.

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed/Furnished Herewith
10.1	Fourth Amendment, dated as of July 25, 2017, to the Term Loan Credit Agreement, dated as of November 9, 2015, as amended, among T-Mobile USA, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	7/27/2017	10.1
10.2	Second Amended and Restated Receivables Sale Agreement, dated as of August 21, 2017, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.				X
10.3
Second Amended and Restated Receivables Purchase and Administration Agreement, dated as of August 21, 2017, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto from time to time.
X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

October 23, 2017	/s/ J. Braxton Carter
J. Braxton Carter Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)