Form 10-K
period 2017-12-31
T-Mobile US, Inc.
filed 2018-02-08
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☒                        Accelerated filer             ☐
Non-accelerated filer     ☐ (Do not check if a smaller reporting company)    Smaller reporting company        ☐
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $17.8 billion based on the closing sale price as reported on NASDAQ. As of February 2, 2018, there were 854,428,593 shares of common stock outstanding.
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
For the Year Ended December 31, 2017

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of this Form 10-K, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•	adverse economic or political conditions in the U.S. and international markets;

•	competition, industry consolidation, and changes in the market for wireless services could negatively affect our ability to attract and retain customers;

•	the effects of any future merger, investment, or acquisition involving us, as well as the effects of mergers, investments, or acquisitions in the technology, media and telecommunications industry;

•	challenges in implementing our business strategies or funding our operations, including payment for additional spectrum or network upgrades;

•	the possibility that we may be unable to renew our spectrum licenses on attractive terms or acquire new spectrum licenses at reasonable costs and terms;

•	difficulties in managing growth in wireless data services, including network quality;

•	material changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;

•	the timing, scope and financial impact of our deployment of advanced network and business technologies;

•	the impact on our networks and business from major technology equipment failures;

•	breaches of our and/or our third-party vendors’ networks, information technology and data security;

•	natural disasters, terrorist attacks or similar incidents;

•	unfavorable outcomes of existing or future litigation;

•	any changes in the regulatory environments in which we operate, including any increase in restrictions on the ability to operate our networks;

•	any disruption or failure of our third parties’ or key suppliers’ provisioning of products or services;

•	material adverse changes in labor matters, including labor campaigns, negotiations or additional organizing activity, and any resulting financial, operational and/or reputational impact;

•	the ability to make payments on our debt or to repay our existing indebtedness when due or to comply with the covenants contained therein;

•	adverse change in the ratings of our debt securities or adverse conditions in the credit markets;

•	changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (“SEC”), may require, which could result in an impact on earnings;

•	changes in tax laws, regulations and existing standards and the resolution of disputes with any taxing jurisdictions; and

•	the possibility that the reset process under our trademark license with Deutsche Telekom results in changes to the royalty rates for our trademarks.

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

PART I.

Item 1. Business

Business Overview and Strategy

Un-carrier Strategy

We are the Un-carrier. Through our Un-carrier strategy, we’ve disrupted the wireless communications services industry by listening to our customers and providing them with added value and an exceptional experience. We introduced our Un-carrier strategy in 2013 and have since announced 14 signature initiatives that changed the wireless industry forever. We ended annual service contracts, overages, unpredictable international roaming fees, data buckets and more. Customer response to our Un-carrier strategy has allowed T-Mobile to grow into the third largest wireless provider in the United States. We will continue our relentless focus on customers and are determined to bring the Un-carrier to every potential customer in the United States.

Our relentless focus on customer experience through increased investment in customer care, distribution expansion, and digital initiatives has strengthened our customer growth and increased customer retention and satisfaction. We continue to invest and innovate in these areas to deliver our customers the best value in the industry. Everything we do is powered by our nationwide 4G LTE network, and we are rapidly preparing for the next generation of 5G services. Going forward, it is this network that will allow us to deliver innovative new products and services with the same customer focused and industry disrupting mentality that has redefined wireless service in the United States.

History

T-Mobile USA, Inc. (“T-Mobile USA”), a Delaware corporation, was formed in 1994 as VoiceStream Wireless PCS (“VoiceStream”), a subsidiary of Western Wireless Corporation (“Western Wireless”). VoiceStream was spun off from Western Wireless in 1999, acquired by Deutsche Telekom AG (“Deutsche Telekom”) in 2001 and renamed T-Mobile USA, Inc. in 2002.

In 2013, T-Mobile US, Inc. was formed through the business combination between T-Mobile USA and MetroPCS Communications, Inc. (“MetroPCS”). The business combination was accounted for as a reverse acquisition with T-Mobile USA as the accounting acquirer. Accordingly, T-Mobile USA’s historical financial statements became the historical financial statements of the combined company.

Our common stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “TMUS.”

Business

We provide wireless services to 72.6 million customers in the postpaid, prepaid, and wholesale markets and generate revenue by providing affordable wireless communication services to these customers, as well as a wide selection of wireless devices and accessories. Our most significant expenses are related to acquiring and retaining high-quality customers, providing a full range of devices, compensating employees, and operating and expanding our network. We provide service, devices and accessories across our flagship brands, T-Mobile and MetroPCS, through our owned and operated retail stores, third party distributors and our websites (www.T-Mobile.com and www.MetroPCS.com). The information on our websites is not part of this Form 10-K. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for addition information.

Customers

We provide wireless communication services to three primary categories of customers:

•
Branded postpaid customers generally include customers that are qualified to pay after receiving wireless communication services utilizing phones, mobile broadband devices (including tablets), or DIGITS;

•	Branded prepaid customers generally include customers who pay for wireless communication services in advance. Our branded prepaid customers include customers of T-Mobile and MetroPCS; and

•	Wholesale customers include Machine-to-Machine (“M2M”) and MVNO that operate on our network, but are managed by wholesale partners.

We generate the majority of our service revenues by providing wireless communication services to branded postpaid and branded prepaid customers. Our ability to acquire and retain branded postpaid and prepaid customers is important to our business in the generation of service revenues, equipment revenues and other revenues. In 2017, our service revenues generated by providing wireless communication services by customer category were:

•	65% Branded postpaid customers;

•	31% Branded prepaid customers; and

•	4% Wholesale customers and Roaming and other services.

Segment and Geographic Information

We operate as a single operating segment. See Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

All of our revenues for the years ended December 31, 2017, 2016, and 2015 were earned in the United States, including Puerto Rico and the U.S. Virgin Islands. All of our long-lived assets are located in the United States, including Puerto Rico and the U.S. Virgin Islands.

Services and Products

We provide wireless communication services through a variety of service plan options. We also offer a wide selection of wireless devices, including smartphones, tablets and other mobile communication devices, which are manufactured by various suppliers. Services, devices and accessories are offered directly to consumers through the retail stores we operate, as well as through our websites and customer care channels. In addition, we sell devices to dealers and other third-party distributors for resale through independent third-party retail outlets and a variety of third-party websites.

Our primary service plan offerings, which allow customers to subscribe for wireless services separately from the purchase of a device include:

•
Our T-Mobile ONE plan (“T-Mobile ONE”) which gives our customers unlimited calls, unlimited text and unlimited high-speed 4G LTE data on their device, where monthly wireless service fees and sales taxes are included in the advertised monthly recurring charge. On T-Mobile ONE, video typically streams at DVD (480p) quality and tethering is at maximum 3G speeds. Customers on T-Mobile ONE can keep their price for service until they decide to change it and participating customers who use 2 GB or less of data in a month will get up to a $10 credit per qualifying line on their next month’s bill. Additionally, qualifying T-Mobile ONE customers on family plans can opt in for a standard monthly Netflix service plan at no additional cost. Customers can choose to add on additional features for an additional cost as follows:

•
On T-Mobile ONE Plus, customers also receive unlimited High Definition video streaming, 10 GB of high-speed 4G LTE tethering, Voicemail to Text, NameID, unlimited Gogo in-flight internet passes on capable domestic flights and up to two times faster speeds when traveling abroad in 140+ countries and destinations.

•
On T-Mobile ONE Plus International, customers receive the benefits of T-Mobile ONE Plus as well as free and reduced calling from the U.S., Mexico, and Canada to foreign countries and unlimited high-speed 4G LTE tethering.

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

•
In addition, qualifying customers who finance their initial device with an EIP can enroll in our Just Upgrade My Phone (“JUMP!”®) program to later upgrade their device. Upon a qualifying JUMP! upgrade, the customer’s remaining EIP balance is settled provided they trade-in their used device at the time of upgrade in good working condition and purchase a new device from us on a new EIP.

•
In 2015, we introduced JUMP! On Demand. With JUMP! On Demand, a low monthly payment covers the cost of leasing a new device and gives qualified customers the freedom to exchange it for a new device up to one time per month for no extra fee. Upon device upgrade or at lease end, customers must return their device in good working condition or purchase their device. Customers that choose to purchase their device have the option to finance their device over a nine-month EIP.

Network

The speed and capacity of our LTE network allows us to offer “America’s Best Unlimited Network” to our customers. Our advancements in network technology and our spectrum resources ensure we can continue to increase the breadth and depth of our network as the industry moves towards 5G.

Spectrum Growth

We provide mobile communication services utilizing mid-band spectrum licenses, such as Advanced Wireless Services (“AWS”) and Personal Communications Service (“PCS”), and low-band spectrum licenses utilizing our 600 MHz and 700 MHz spectrum.

•
We owned an average of 110 MHz of spectrum nationwide as of December 31, 2017, comprised of an average of 31 MHz in the 600 MHz band, 10 MHz in the 700 MHz band, 29 MHz in the 1900 MHz PCS band and 40 MHz in the AWS band. This is compared to an average of 79 MHz of spectrum nationwide as of December 31, 2016.

•
In April 2017, the Federal Communications Commission (the “FCC”) announced the results of the broadcast incentive auction which showed that we purchased a nationwide average of 31 MHz of 600 MHz low-band spectrum for $8.0 billion. This spectrum covered 328 million points of presence (“POPs”) as of December 31, 2017. See Note 5 - Goodwill, Spectrum Licenses and Other Intangible Assets included in Part II, Item 8 of this Form 10-K for further information.

•	As of December 31, 2017, T-Mobile owned approximately 41 MHz of low-band spectrum (600 MHz and 700 MHz), quadruple its pre-auction low-band holdings. The purchased spectrum covers 100% of the U.S.

•	As of December 31, 2017, at least 10 MHz of 600 MHz spectrum covering over 1.2 million square miles and approximately 62 million POPs was clear and available for deployment.

•
T-Mobile has actively engaged with broadcasters to accelerate FCC clearance timelines, entering into approximately 40 agreements with several parties. These agreements will, in aggregate, accelerate clearing, bringing the total clearing target to over 100 million POPs expected by year-end 2018. We expect to reach a clearing target of 250 million POPs by year-end 2019. T-Mobile remains committed to assisting broadcasters occupying 600 MHz spectrum to move to new frequencies.

•
In addition to spectrum clearing, T-Mobile aggressively started deployments of 600 MHz spectrum, lighting up spectrum in 586 cities and towns in 28 states across the country, covering 300,000 square miles as of December 31, 2017.

•
We had two new 600 MHz-capable devices in our retail distribution for the 2017 holiday season (LG V30 and Samsung GS8 Active). We expect more than a dozen new smartphones to be rolled out in 2018 to be 600 MHz-capable.

•	Our 600 MHz spectrum holdings will be used to deploy America's first nationwide 5G network expected by 2020.

•
Over the last year, we have entered into and closed on various agreements for the acquisition and exchange of 700 MHz A-Block, AWS and PCS spectrum licenses. See Note 5 – Goodwill, Spectrum Licenses and Other Intangible Assets of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

•	We intend to opportunistically acquire spectrum licenses in private party transactions and future FCC spectrum license auctions.

•	Our wireless infrastructure included approximately 61,000 macro sites and approximately 18,000 distributed antenna system (DAS) and small cell sites as of December 31, 2017.

Network Coverage Growth

•	We continue to expand our coverage breadth and covered 322 million people with 4G LTE as of December 31, 2017.

•	By the end of 2018, we are targeting a population coverage of 325 million and a geographic coverage of 2.5 million square miles.

Network Speed Leadership

As “America’s Best Unlimited Network,” we offer the fastest nationwide 4G LTE upload and download speeds in the United States. The fourth quarter of 2017 is the 16th consecutive quarter we have led the industry in both categories, and this is based on the results of millions of user-generated speed tests.

Network Capacity Growth

We continue to expand our capacity through the re-farming of existing spectrum and implementation of new technologies including Voice over LTE (“VoLTE”), Carrier Aggregation, 4x4 MIMO, 256 Quadrature Amplitude Modulation (“QAM”) and Licensed Assisted Access (“LAA”).

•
VoLTE comprised almost 80% of total voice calls as of December 31, 2017, compared to 64% as of December 31, 2016. Moving voice traffic to VoLTE frees up spectrum and allows for the transition of spectrum currently used for 2G and 3G to 4G LTE. We are leading the U.S. wireless industry in the rate of VoLTE adoption.

•	Carrier aggregation is live for our customers in over 875 markets. This advanced technology delivers superior speed and performance by bonding multiple discrete spectrum channels together.

•
4x4 MIMO is currently available in over 475 markets. This technology effectively delivers twice the speed and incremental network capacity to customers by doubling the number of data paths between the cell site and a customer's device. We plan to start deploying massive MIMO (FD-MIMO) in selected locations later in 2018.

•
We have rolled out 256 QAM in over 925 markets. 256 QAM increases the number of bits delivered per transmission to enable faster speed. T-Mobile is the first carrier globally to have rolled out the combination of carrier aggregation, 4x4 MIMO and 256 QAM.

•
T-Mobile is implementing a significant small cell program. We plan to roll out 25,000 small cells in 2018 and early 2019. This is on top of the approximately 18,000 small cells and DAS nodes already rolled out as of the end of 2017. In conjunction with the small cell rollout, we have also started rolling out License Assisted Access. The first LAA small cell went live in New York City in the fourth quarter of 2017.

Distribution

Our network expansion has provided a unique opportunity to grow our distribution footprint by over 30 million POPs from the beginning of 2016 through year-end 2017, bringing our total distribution footprint to over 260 million people. In 2017, we built nearly 1,500 new T-Mobile stores and over 1,300 net new MetroPCS stores. Many of these additional stores are in geographic areas where T-Mobile had not previously competed. In 2017, we opened T-Mobile stores in more than 600 cities and towns where we did not previously have a retail presence.

As of December 31, 2017, we had approximately 20,100 total points of distribution, including approximately 2,200 direct owned stores, 13,300 exclusive third party locations and 4,600 non-exclusive third-party locations as well as distribution through our websites and customer care channels. Our distribution density in major metropolitan areas provides customers with the convenience of having retail and service locations close to where they live and work.

Expansion of our distribution footprint will continue in 2018. In 2018, our retail store expansion will be exclusively focused on Greenfield markets, building on this significant future growth opportunity.

Competition

The wireless telecommunications industry is highly competitive. We are the third largest provider of postpaid service plans and the largest provider of prepaid service plans in the U.S. as measured by customers. Our competitors include other national carriers, such as AT&T Inc. (“AT&T”), Verizon Communications, Inc. (“Verizon”) and Sprint Corporation (“Sprint”). AT&T and Verizon are significantly larger than us and enjoy greater resources and scale advantages as compared to us. In addition, our competitors include numerous smaller regional carriers, existing MVNOs, including TracFone Wireless, Inc. and Comcast Corporation (“Comcast”), and future MVNOs, such as Charter Communications, Inc., many of which offer or plan to offer no-contract, postpaid and prepaid service plans. Competitors also include providers who offer similar communication services, such as voice, messaging and data services, using alternative technologies or services. Competitive factors within the wireless telecommunications industry include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies, availability of additional spectrum licenses and regulatory changes. Some competitors have shown a willingness to use aggressive pricing as a source of differentiation. Other competitors have sought to add ancillary services, like mobile video, to enhance their offerings. Taken together, the competitive factors we face continue to put pressure on growth and margins as companies compete to retain the current customer base and continue to add new customers.

Employees

As of December 31, 2017, we employed approximately 51,000 full-time and part-time employees, including network, retail, administrative and customer support functions.

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

Available Information

Our Form 10-K and all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at investor.t-mobile.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance guidelines, code of ethics for senior financial officers, code of business conduct, and charters for the audit, compensation, nominating and corporate governance and executive committees of our Board of Directors are also posted on the Investor Relations section of our website at investor.t-mobile.com. The information on our websites is not part of this or any other report we file with, or furnishes to, the SEC.

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

We have multiple wireless competitors, some of which have greater resources than us and compete for customers based principally on service/device offerings; price; network coverage, speed and quality; and customer service. We expect market saturation to continue to cause the wireless industry’s customer growth rate to be moderate in comparison with historical growth rates, or possibly negative, leading to ongoing competition for customers. We also expect that our customers’ appetite for data services will place increasing demands on our network capacity. This competition and our capacity will continue to put pressure on pricing and margins as companies compete for potential customers. Our ability to compete will depend on, among other things, continued absolute and relative improvement in network quality and customer service, effective marketing and selling of products and services, innovation, attractive pricing, and cost management, all of which will involve significant expenses.

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

We face intense and increasing competition from other service providers as industry sectors converge, such as cable, telecom services and content, satellite, and other service providers. Companies like Comcast and AT&T (and AT&T’s proposed acquisition of Time Warner, Inc.) will have the scale and assets to aggressively compete in a converging industry. Verizon, through the acquisitions of AOL, Inc. and Yahoo! Inc. is also a significant competitor focusing on premium content offerings to diversify outside of core wireless. Further, some of our competitors now provide content services in addition to voice and broadband services, and consumers are increasingly accessing video content from Internet-based providers and applications, all of which create increased competition in this area. These factors, together with the effects of the increasing aggregate penetration of wireless services in all metropolitan areas and the ability of our larger competitors to use resources to build out their networks and to quickly deploy advanced technologies, could make it more difficult for us to continue to attract and retain customers, and may adversely affect our competitive position and ability to grow, which would have a material adverse effect on our business, financial condition and operating results.

The scarcity and cost of additional wireless spectrum, and regulations relating to spectrum use, may adversely affect our business strategy and financial condition and operating results.

We will need to acquire additional spectrum in order to continue our customer growth, expand and deepen our coverage, maintain our quality of service, meet increasing customer demands and deploy new technologies. We will be at a competitive disadvantage and possibly experience erosion in the quality of service in certain markets if we fail to gain access to necessary spectrum before reaching network capacity. As a result, we are actively seeking to make additional investment in spectrum, which could be significant.

The continued interest in, and acquisition of, spectrum by existing carriers and others may reduce our ability to acquire and/or increase the cost of acquiring spectrum in the secondary market or negatively impact our ability to gain access to spectrum through other means, including government auctions. We may need to enter into spectrum sharing or leasing arrangements, which are subject to certain risks and uncertainties and may involve significant expenditures. Gaining access to the spectrum we won in the FCC 600 MHz auction in 2017 may take up to three years or more. Any material delay could adversely impact our ability to implement our plans and efforts to improve our network. In addition, our return on investment in spectrum depends on our ability to attract additional customers and to provide additional services and usage to existing customers. As a result, the return on any investment in spectrum that we make may not be as much as we anticipate or take longer than expected. Additionally, we may be unable to secure the spectrum we need in any auction we may elect to participate in or in the secondary market, on favorable terms or at all.

The FCC may impose conditions on the use of new wireless broadband mobile spectrum that may negatively impact our ability to obtain spectrum economically or in appropriate configurations or coverage areas. Additional conditions that may be imposed by the FCC include heightened build-out requirements, limited license terms or renewal rights, and clearing obligations that may make it less attractive or less economical to acquire spectrum. In addition, rules may be established for future government spectrum auctions that may negatively impact our ability to obtain spectrum economically or in appropriate configurations or coverage areas.

If we cannot acquire needed spectrum from the government or otherwise, if competitors acquire spectrum that will allow them to provide services competitive with our services, or if we cannot deploy services over acquired spectrum on a timely basis without burdensome conditions, at reasonable cost, and while maintaining network quality levels, then our ability to attract and retain customers and our associated financial condition and operating results could be materially adversely affected.

If we are unable to take advantage of technological developments on a timely basis, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Significant technological changes continue to impact the communications industry. In general, these technological changes enhance communications and enable a broader array of companies to offer services competitive with ours. In order to grow and remain competitive with new and evolving technologies in our industry, we will need to adapt to future changes in technology, continually invest in our network, enhance our existing offerings, and introduce new offerings to address our current and potential customers’ changing demands. Enhancing our network, such as deploying 5G, is subject to risk from equipment changes and migration of customers from existing spectrum bands and the potential inability to secure spectrum necessary to deploy advanced technologies. Adopting new and sophisticated technologies may result in implementation issues such as scheduling and supplier delays, unexpected or increased costs, technological constraints, regulatory permitting issues, customer dissatisfaction, and other issues that could cause delays in launching new technological capabilities, which in turn could result in significant costs or reduce the anticipated benefits of the upgrades. In general, the development of new services in the wireless telecommunications industry will require us to anticipate and respond to the continuously changing demands of our customers, which we may not be able to do accurately or timely. If our new services fail to retain or gain acceptance in the marketplace or if costs associated with these services are higher than anticipated, this could have a material adverse effect on our business, financial condition and operating results.

We could be harmed by data loss or other security breaches, whether directly or by way of third parties.

Our business, like that of most retailers and wireless companies, involves the receipt, storage, and transmission of confidential information, including sensitive personal information and payment card information, confidential information about our employees and suppliers, and other sensitive information about our Company, such as our business plans, transactions and intellectual property (“confidential information”). Unauthorized access to confidential information may be difficult to anticipate, detect, or prevent, particularly given that the methods of unauthorized access constantly change and evolve. We may experience unauthorized access or distribution of confidential information by third parties or employees, errors or breaches by third party suppliers, or other breaches of security that compromise the integrity of confidential information, and such breaches can have a materially adverse effect on our business or damage our reputation.

Cyber-attacks, such as denial of service and other malicious attacks, could disrupt our internal systems and applications, impair our ability to provide services to our customers, and have other adverse effects on our business and that of others who depend on our services. As a telecommunications carrier, we are considered a critical infrastructure provider and therefore may be more likely to be the target of such attacks. Such attacks against companies may be perpetrated by a variety of groups or persons, including those in jurisdictions where law enforcement measures to address such attacks are ineffective or unavailable, and such attacks may even be perpetrated by or at the behest of foreign governments.

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

Our procedures and safeguards to prevent unauthorized access to sensitive data and to defend against attacks seeking to disrupt our services must be continually evaluated and revised to address the ever-evolving threat landscape. We cannot make assurances that all preventive actions taken will adequately repel a significant attack or prevent information security breaches or the misuses of data, unauthorized access by third parties or employees, or exploits against third-party supplier environments. If we are subject to such attacks or security breaches, we may incur significant costs, be subject to regulatory investigations, sanctions and private litigation, experience disruptions to our operations or suffer damage to our reputation. Any future cyber-attacks or security breaches may materially adversely affect our business, financial condition, and operating results.

System failures and business disruptions may allow unauthorized use of or interference with our network and other systems which could be materially adversely affect our reputation and financial condition.

To be successful, we must provide our customers with reliable, trustworthy service and protect the communications, location, and personal information shared or generated by our customers. We rely upon both our systems and networks and the systems and networks of other providers and suppliers to provide and support our services and, in some cases, protect our customers’ information and our information. Failure of our or others’ systems, networks, or infrastructure may prevent us from providing reliable service or may allow for the unauthorized use of or interference with our networks and other systems or for the compromise of customer information. Examples of these risks include:

•	human error such as responding to deceptive communications or unintentionally executing malicious code;

•
physical damage, power surges or outages, or equipment failure, including those as a result of severe weather, natural disasters, terrorist attacks, political instability and volatility, and acts of war;

•	theft of customer and/or proprietary information offered for sale for competitive advantage or corporate extortion;

•	unauthorized access to our IT and business systems or to our network and critical infrastructure and those of our suppliers and other providers;

•	supplier failures or delays; and

•	system failures or outages of our business systems or communications network.

Such events could cause us to lose customers, lose revenue, incur expenses, suffer reputational damage, and subject us to litigation or governmental investigation. Remediation costs could include liability for information loss, repairing infrastructure and systems, and/or costs of incentives offered to customers. Our insurance may not cover, or be adequate to fully reimburse us for, costs and losses associated with such events.

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

We depend heavily on suppliers, their subcontractors, and other third parties in order for us to efficiently operate our business. Due to the complexity of our business, it is not unusual for multiple vendors located in multiple locations to help us to develop, maintain, and troubleshoot products and services, such as network components, software development services, and billing and customer service support. Our suppliers may provide services outside of the United States, which carries associated additional regulatory and legal obligations. We commonly rely upon the suppliers to provide contractual assurances and accurate information regarding risks associated with their provision of products or services in accordance with our expectations and standards such as our supplier code of conduct and our third party-risk management standards. Failure of such suppliers to comply with our expectations and standards could have a material adverse effect on our business, financial condition, and operating results.

There are multiple sources for the types of products and services we purchase or use. However, there are a limited number of suppliers for billing services, voice and data communications transport services, network infrastructure, equipment, handsets, other devices, and payment processing services, among other products and services. Disruptions or failure of such suppliers to adequately perform could have a material adverse effect on our business, financial condition, and operating results.

In the past, our suppliers, contractors, service providers and third-party retailers may not have always performed at the levels we expected or at the levels required by their contracts. Our business could be severely disrupted if key suppliers, contractors, service providers, or third-party retailers fail to comply with their contracts or become unable to continue provision of services or supplies. Our business could also be disrupted if we experience delays or service degradation during any transition to a new outsourcing provider or other supplier or if we are required to replace the supplied products or services with those from another source, especially if the replacement becomes necessary on short notice. Any such disruptions could have a material adverse effect on our business, financial condition, and operating results.

Economic, political, and market conditions may adversely affect our business, financial condition, and operating results, as well as our access to financing on favorable terms or at all.

Our business, financial condition, and operating results are sensitive to changes in general economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation (or concerns about deflation), unemployment rates, economic growth, energy costs, and other macro-economic factors. Difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition, and operating results.

Market volatility, political and economic uncertainty, and weak economic conditions, such as a recession or economic slowdown, may materially adversely affect our business, financial condition, and operating results in a number of ways. Our services are available to a broad customer base, a significant segment of which may be more vulnerable to weak economic conditions. We may have greater difficulty in gaining new customers within this segment, and existing customers may be more likely to terminate service due to an inability to pay.

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

The agreements governing our indebtedness and other financing arrangements impose significant operating and financial restrictions on us. These restrictions, subject in certain cases to customary baskets, exceptions, and incurrence-based ratio tests, may limit our or our subsidiaries’ ability to engage in some transactions, including the following:

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

These restrictions could limit our ability to react to changes in our operating environment or the economy. Any future indebtedness that we incur may contain similar or more restrictive covenants. Any failure to comply with the restrictions of our debt agreements and other financing arrangements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving our lenders the right to terminate any commitments they had made to provide us with further funds and to require us to repay all amounts then outstanding. Any of these events would have a material adverse effect on our business, financial condition, and operating results.

Our significant indebtedness could adversely affect our business, financial condition and operating results.

Our ability to make payments on our debt, to repay our existing indebtedness when due, and to fund our capital-intensive business and operations, and significant planned capital expenditures will depend on our ability to generate cash in the future, which is in turn subject to the operational risks described elsewhere in this report. Our debt service obligations could have material adverse effects on our business, financial condition, and operating results, including by:

•	limiting our flexibility in planning for, or reacting to, changes in our business or the communications industry or pursuing growth opportunities;

•	reducing the amount of cash available for other operational or strategic needs; and

•	placing us at a competitive disadvantage to competitors who are less leveraged than we are.

Some of our debt also has a floating rate of interest linked to various indices. If the change in indices result in interest rate increases, debt service requirements will increase, which could adversely affect our cash flow and operating results. In addition, any agreements we have and may continue to enter into to limit our exposure to interest rate increases may not offer complete protection from this risk, and any portion not subject to such agreements would have full exposure to interest rate increases. Any of these risks could have a material adverse effect on our business, financial condition and operating results.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence regarding our financial statements or may have a material adverse effect on our business.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we along with our independently registered public accounting firm are required to report on the effectiveness of our internal control over financial reporting. We rely heavily on IT systems as an important part of our internal controls in order to operate, transact, and otherwise manage our business, as well as provide effective and timely reporting of our financial results. Failure to design and maintain effective internal controls, including those over our IT systems, could constitute a material weakness that could result in inaccurate financial statements, inaccurate disclosures, or failure to prevent fraud. If we or our independent registered public accounting firm were unable to conclude that we have effective internal control over financial reporting, investor confidence regarding our financial statements and our business could be materially adversely affected.

Our financial condition and operating results will be impaired if we experience high fraud rates related to device financing, credit cards, dealers, or subscriptions.

Our operating costs could increase substantially as a result of fraud, including device financing, customer credit card, subscription, or dealer fraud. If our fraud detection strategies and processes are not successful in detecting and controlling fraud, whether directly or by way of the systems, processes, and operations of third parties such as national retailers, dealers, and others, the resulting loss of revenue or increased expenses could have a material adverse effect on our financial condition and operating results.

We rely on highly-skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire qualified personnel or maintain our corporate culture.

The market for highly-skilled workers and leaders in our industry is extremely competitive. We believe that our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented and highly-skilled personnel for all areas of our organization. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions, changes to U.S. immigration policy, competitors’ hiring practices, employee tolerance for the significant amount of change within and demands on our Company and our industry, and the effectiveness of our compensation programs. Our continued ability to compete effectively depends on our ability to retain and motivate our existing employees and to attract new employees. If we do not succeed in retaining and motivating our existing key employees and attracting new key personnel, we may not be able to meet our business plan and, as a result, our revenue growth and profitability may be materially adversely affected.

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

Risks Related to Legal and Regulatory Matters

Changes in regulations or in the regulatory framework under which we operate could adversely affect our business, financial condition and operating results.

The FCC regulates the licensing, construction, modification, operation, ownership, sale, and interconnection of wireless communications systems, as do some state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and the resolution of issues of interference between spectrum bands. Additionally, the FTC and other federal and state agencies have asserted that they have jurisdiction over some consumer protection, and elimination and prevention of anticompetitive business practices with respect to the provision of wireless products and services. We are subject to regulatory oversight by various federal, state and local agencies, as well as judicial review and actions, on issues related to the wireless industry that include, but are not limited to: roaming, interconnection, spectrum allocation and licensing, facilities siting, pole attachments, intercarrier compensation, Universal Service Fund (“USF”), net neutrality, 911 services, consumer protection, consumer privacy, and cybersecurity. We are also subject to regulations in connection with other aspects of our business, including handset financing and insurance activities.

We cannot assure you that the FCC or any other federal, state or local agencies will not adopt regulations or take enforcement or other actions that would adversely affect our business, impose new costs, or require changes in current or planned operations. For example, under the Obama administration, the FCC established new net neutrality and privacy regimes that applied to our operations. Both sets of rules potentially subjected some of our initiatives and practices to more burdensome requirements and heightened scrutiny by federal and state regulators, the public, edge providers, and private litigants regarding whether such initiatives or practices are compliant. While the FCC rules are now largely rolled back under the Trump administration, some state legislators and regulators are seeking to replace them with state laws, perpetuating uncertainty regarding the regulatory environment around these issues.

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

Unfavorable outcomes of legal proceedings may adversely affect our business, financial condition and operating results.

We are regularly involved in a number of legal proceedings before various state and federal courts, the FCC, the FTC, other federal agencies, and state and local regulatory agencies, including state attorneys general. Such legal proceedings can be complex, costly, and highly disruptive to our business operations by diverting the attention and energies of management and other key personnel. The assessment of the outcome of legal proceedings, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control. The amounts ultimately received or paid upon settlement or pursuant to final judgment, order or decree may differ materially from amounts accrued in our financial statements. In addition, litigation or similar proceedings could impose restraints on our current or future manner of doing business. Such potential outcomes including judgments, awards, settlements or orders could have a material adverse effect on our business, financial condition and operating results.

We offer highly regulated financial services products. These products expose us to a wide variety of state and federal regulations.

The financing of devices, through our EIP and JUMP! On Demand programs, has expanded our regulatory compliance obligations. Failure to remain compliant with applicable regulations, may increase our risk exposure in the following areas:

•
consumer complaints and potential examinations or enforcement actions by federal and state regulatory agencies, including but not limited to the Consumer Financial Protection Board, state attorneys general, the FCC and the FTC; and

•	regulatory fines, penalties, enforcement actions, civil litigation, and/or class action lawsuits.

Failure to comply with applicable regulations and the realization of any of these risks could have a material adverse effect on our business, financial condition, and operating results.

We may not be able to adequately protect the intellectual property rights on which our business depends or may be accused of infringing intellectual property rights of third parties.

We rely on a combination of patent, service mark, trademark, and trade secret laws and contractual restrictions to establish and protect our proprietary rights, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary rights. We may not have the ability in certain jurisdictions to adequately protect intellectual property rights. Moreover, others may independently develop processes and technologies that are competitive to ours. Also, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. We cannot be sure that any legal actions against such infringers will be successful, even when our rights have been infringed. We cannot assure you that our pending or future patent applications will be granted or enforceable, or that the rights granted under any patent that may be issued will provide us with any competitive advantages. In addition, we cannot assure you that any trademark or service mark registrations will be issued with respect to pending or future applications or will provide adequate protection of our brands. We do not have insurance coverage for intellectual property losses, and as such, a charge for an anticipated settlement or an adverse ruling awarding damages represents an unplanned loss event. Any of these factors could have a material adverse effect on our business, financial condition, and operating results.

Third parties may claim we infringe their intellectual property rights. We are a defendant in numerous intellectual property lawsuits, including patent infringement lawsuits, which exposes us to the risk of adverse financial impact either by way of significant settlement amounts or damage awards. As we adopt new technologies and new business systems, and provide customers with new products and/or services, we may face additional infringement claims. These claims could require us to cease certain activities or to cease selling relevant products and services. These claims can be time-consuming and costly to defend, and divert management resources, and expose us to significant damages awards or settlements, any or all of which could have a material adverse effect on our operations and financial condition. In addition to litigation directly involving our Company, our vendors and suppliers can be threatened with patent litigation and/or subjected to the threat of disruption or blockage of sale, use, or importation of products, posing the risk of supply chain interruption to particular products and associated services which could have a material adverse effect on our business, financial condition and operating results.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of tax laws (including the recently enacted Tax Cuts and Jobs Act of 2017 in the United States) is uncertain and subject to differing interpretations, especially when evaluated against new technologies and telecommunications services, such as broadband internet access and cloud related services. Changes in tax laws could also impact revenue on tax inclusive plans.

In the event that we have incorrectly described, disclosed, calculated, assessed, or remitted amounts that were due to governmental authorities, we could be subject to additional taxes, fines, penalties, or other adverse actions, which could materially impact our business, financial condition and operating results. In the event that federal, state, and/or local municipalities were to significantly increase taxes on our network, operations, or services, or seek to impose new taxes, it could have a material adverse effect on our business, financial condition and operating results.

Our wireless licenses are subject to renewal and may be revoked in the event that we violate applicable laws.

Our existing wireless licenses are subject to renewal upon the expiration of the 10-year or 15-year period for which they are granted. Historically, the FCC has approved our license renewal applications. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. In addition, our licenses are subject to our compliance with the terms set forth in the agreement pertaining to national security among Deutsche Telekom, the Federal Bureau of Investigation, the Department of Justice, the Department of Homeland Security and the Company. The failure of Deutsche Telekom or the Company to comply with the terms of this agreement could result in fines, injunctions and other penalties, including potential revocation or non-renewal of our spectrum licenses. If we fail to timely file to renew any wireless license or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. Many of our wireless licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the build-out or renewal requirements. The FCC has pending a rulemaking proceeding to reevaluate, among other things, its wireless license renewal showings and standards and may in this or other proceedings promulgate changes or additional substantial requirements or conditions to its renewal rules, including revising license build-out requirements. Accordingly, we cannot assure you that the FCC will renew our wireless licenses upon their expiration. If any of our wireless licenses were to be revoked or not renewed upon expiration, we would not be permitted to provide services under that license, which could have a material adverse effect on our business, financial condition, and operating results.

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

Allegations have been made that the use of wireless handsets and wireless transmission equipment, such as cell towers, may be linked to various health concerns, including cancer and brain tumors. Lawsuits have been filed against manufacturers and carriers in the industry claiming damages for alleged health problems arising from the use of wireless handsets. In addition, the FCC has from time to time gathered data regarding wireless handset emissions and its assessment of this issue may evolve based on its findings. The media has also reported incidents of handset battery malfunction, including reports of batteries that have overheated. These allegations may lead to changes in regulatory standards. There have also been other allegations regarding wireless technology, including allegations that wireless handset emissions may interfere with various electronic medical devices (including hearing aids and pacemakers), airbags and anti-lock brakes. Defects in the products of our suppliers, such as the 2016 recall by a handset Original Equipment Manufacturer (“OEM”) on one of its smartphone devices, could have a material adverse effect on our business, financial condition and operating results.

Additionally, there are safety risks associated with the use of wireless devices while operating vehicles or equipment. Concerns over any of these risks and the effect of any legislation, rules or regulations that have been and may be adopted in response to these risks could limit our ability to sell our wireless services.

Risks Related to Ownership of our Common Stock

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

In addition, our certificate of incorporation and the Stockholder’s Agreement restrict us from taking certain actions without Deutsche Telekom’s prior written consent as long as Deutsche Telekom beneficially owns 30% or more of the outstanding shares of our common stock, including:

•
the incurrence of debt (excluding certain permitted debt) if our consolidated ratio of debt to cash flow, as defined in the indenture dated April 28, 2013, for the most recently ended four full fiscal quarters for which financial statements are available would exceed 5.25 to 1.0 on a pro forma basis;

•	the acquisition of any business, debt or equity interests, operations or assets of any person for consideration in excess of $1.0 billion;

•	the sale of any of our or our subsidiaries’ divisions, businesses, operations or equity interests for consideration in excess of $1.0 billion;

•	the incurrence of secured debt (excluding certain permitted secured debt);

•	any change in the size of our Board of Directors;

•	the issuances of equity securities in excess of 10% of our outstanding shares or to repurchase debt held by Deutsche Telekom;

•	the repurchase or redemption of equity securities or the declaration of extraordinary or in-kind dividends or distributions other than on a pro rata basis; or

•	the termination or hiring of our chief executive officer.

These restrictions could prevent us from taking actions that our Board of Directors may otherwise determine are in the best interests of the Company and our stockholders or that may be in the best interests of our other stockholders.

Deutsche Telekom effectively has control over all matters submitted to our stockholders for approval, including the election or removal of directors, changes to our certificate of incorporation, a sale or merger of our Company and other transactions requiring stockholder approval under Delaware law. Deutsche Telekom’s controlling interest may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from seeking to acquire, the Company. Deutsche Telekom may have strategic, financial, or other interests different from our other stockholders, including as the holder of a substantial amount of our indebtedness and as the counter-party in a number of commercial arrangements, and may make decisions adverse to the interests of our other stockholders.

In addition, we license certain trademarks from Deutsche Telekom, including the right to use the trademark “T-Mobile” as a name for the Company and our flagship brand, under a trademark license agreement between Deutsche Telekom and the Company.  As described in more detail in our proxy statement under the heading “Transactions with Related Persons and Approval”, we are obligated under the trademark license to pay Deutsche Telekom a royalty in an amount equal to 0.25%, which we refer to as the royalty rate, of the net revenue (as defined in the trademark license) generated by products and services sold by the Company under the licensed trademarks. However, the license agreement includes a royalty rate adjustment mechanism that will occur in early 2018 and potentially result in a new royalty rate effective in January 2019.  We also have the right to terminate the trademark license upon one year’s prior notice.  An increase in the royalty rate or termination of the trademark license could have a material adverse effect on our business, financial condition and operating results.

Future sales or issuances of our common stock, including sales by Deutsche Telekom, could have a negative impact on our stock price.

We cannot predict the effect, if any, that market sales of shares or the availability of shares of our common stock will have on the prevailing trading price of our common stock from time to time. Sales or issuances of a substantial number of shares of our common stock could cause our stock price to decline and could result in dilution of your shares.

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

•	analyst projections, predictions and forecasts, analyst target prices for our securities and changes in, or our failure to meet, securities analysts’ expectations;

•	transaction in our common stock by major investors;

•	share repurchases by us or purchases by Deutsche Telekom;

•	Deutsche Telekom’s financial performance, results of operation, or actions implied or taken by Deutsche Telekom;

•	entry of new competitors into our markets or perceptions of increased price competition, including a price war;

•	our performance, including subscriber growth, and our financial and operational metric performance;

•	market perceptions relating to our services, network, handsets, and deployment of our LTE platform and our access to iconic handsets, services, applications, or content;

•	market perceptions of the wireless communications industry and valuation models for us and the industry;

•	conditions or trends in the Internet and the industry sectors we operate in;

•	changes in our credit rating or future prospects;

•	changes in interest rates;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	the availability or perceived availability of additional capital in general and our access to such capital;

•
actual or anticipated consolidation, or other strategic mergers or acquisition activities involving us or our competitors, or other participants in related or adjacent industries, or market speculations regarding such activities;

•	disruptions of our operations or service providers or other vendors necessary to our network operations;

•	the general state of the U.S. and world politics and economies; and

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

We have never paid or declared any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Our credit facilities and the indentures and supplemental indentures governing our long-term debt to affiliates and third parties contain covenants that, among other things, restrict our ability to declare or pay dividends on our common stock. We currently intend to use future earnings, if any, to invest in our business and to fund our existing stock repurchase program.

Our previously announced stock repurchase program, and any subsequent stock purchase program put in place from time to time, could affect the price of our common stock, increase the volatility of our common stock and could diminish our cash reserves. Such repurchase program may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

We may have in place from time to time, a stock repurchase program. Any such stock repurchase program adopted will not obligate the Company to repurchase any dollar amount or number of shares of common stock and may be suspended or discontinued at any time, which could cause the market price of our common stock to decline. The timing and actual number of shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, the price of our common stock, corporate and regulatory requirements and other market conditions. We may effect repurchases under any stock repurchase program from time to time in the open market, in privately negotiated transactions or otherwise, including accelerated stock repurchase arrangements. Repurchases pursuant to any such stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 10 - Repurchases of Common Stock included in Part II of this Form 10-K for further information.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, our significant properties that we primarily leased and were used in connection with switching centers, data centers, call centers and warehouses were as follows:

	Approximate Number	Approximate Size in Square Feet
Switching centers	61	1,300,000
Data centers	6	500,000
Call center	17	1,400,000
Warehouses	15	500,000

As of December 31, 2017, we primarily leased:

•	Approximately 61,000 macro sites and approximately 18,000 distributed antenna system and small cell sites.

•	Approximately 2,200 T-Mobile and MetroPCS retail locations, including stores and kiosks ranging in size from approximately 100 square feet to 17,000 square feet.

•	Office space totaling approximately 900,000 square feet for our corporate headquarters in Bellevue, Washington. We use these offices for engineering and administrative purposes.

•	Office space throughout the U.S., totaling approximately 1,700,000 square feet as of December 31, 2017, for use by our regional offices primarily for administrative, engineering and sales purposes.

In February 2018, we extended the leases related to our corporate headquarters facility.

Item 3. Legal Proceedings

See Note 13 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TMUS.” As of December 31, 2017, there were 269 registered stockholders of record of our common stock, but we estimate the total number of stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

The high and low common stock sales prices per share were as follows:

	High	Low
Year Ended December 31, 2017
First quarter	$65.41	$55.30
Second quarter	68.88	59.59
Third quarter	65.47	59.13
Fourth quarter	64.64	54.60
Year Ended December 31, 2016
First quarter	$41.23	$33.23
Second quarter	44.13	37.93
Third quarter	48.11	42.71
Fourth quarter	59.19	44.91

Dividends

We have never paid or declared any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Our credit facilities and the indentures and supplemental indentures governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, restrict our ability to declare or pay dividends on our common stock. In addition, no dividend may be declared or paid on our common stock, other than dividends payable solely in shares of our common stock, unless all accrued dividends for all completed dividend periods have been declared and paid on our preferred stock. As of December 15, 2017, 20 million shares of our preferred stock converted to approximately 32 million shares of our common stock at a conversion rate of 1.6119 common shares for each share of previously outstanding preferred stock and certain cash-in-lieu of fractional shares. There are no preferred shares outstanding as of December 31, 2017. We currently intend to use future earnings, if any, to invest in our business and to fund our existing stock repurchase program. Subject to Delaware law, our Board of Directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of:

•	any applicable contractual or charter restrictions limiting our ability to pay dividends;

•	our earnings and cash flows;

•	our capital requirements;

•	our future needs for cash;

•	our financial condition; and

•	other factors our Board of Directors deems relevant.

Repurchases of Common Stock

On December 6, 2017, our Board of Directors authorized a stock repurchase program for up to $1.5 billion of our common stock through December 31, 2018. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. Repurchased shares are retired.

We also understand that Deutsche Telekom AG, our majority stockholder, or its affiliates, is considering plans to purchase additional shares of our common stock. Such purchases would likely take place through December 31, 2018, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements.

The following table summarizes information regarding shares repurchased during the quarter ended December 31, 2017:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
10/1/2017 - 10/31/2017	—	$—	—	$—
11/1/2017 - 11/30/2017	—	—	—	—
12/1/2017 - 12/31/2017	7,010,889	63.34	7,010,889	1,056
	7,010,889		7,010,889	1,056

From the inception of the repurchase program through February 5, 2018, we repurchased approximately 12.3 million shares at an average price per share of $63.68 for a total purchase price of approximately $783 million. As of February 5, 2018, there was approximately $717 million of repurchase authority remaining.

Performance Graph

The graph below compares the five-year cumulative total returns of T-Mobile, the S&P 500 index, the NASDAQ Composite index and the Dow Jones US Mobile Telecommunications TSM index. The graph tracks the performance of a $100 investment, with the reinvestment of all dividends, from December 31, 2012 to December 31, 2017. For periods prior to the closing of the business combination with MetroPCS, our stock price performance represents the stock price of MetroPCS, adjusted to reflect the 1-for-2 reverse stock split effected on April 30, 2013.

	At December 31,
	2012	2013	2014	2015	2016	2017
T-Mobile US, Inc.	$100.00	$210.69	$168.73	$245.01	$360.19	$397.77
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
Dow Jones US Mobile Telecommunications TSM	100.00	132.12	118.02	123.77	157.74	161.29

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. In connection with the business combination with MetroPCS, the selected financial data prior to May 1, 2013 represents T-Mobile USA’s historical financial data. The data below should be read together with Risk Factors included in Part I, Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 and Financial Statements and Supplementary Data included in Part II, Item 8 of this Form 10-K.

Selected Financial Data

(in millions, except per share and customer amounts)	As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data
Total service revenues	$30,160	$27,844	$24,821	$22,375	$19,068
Total revenues (1)	40,604	37,490	32,467	29,920	24,605
Operating income (1)	4,888	4,050	2,479	1,772	1,181
Total other expense, net (1)	(1,727)	(1,723)	(1,501)	(1,359)	(1,130)
Income tax benefit (expense)	1,375	(867)	(245)	(166)	(16)
Net income	4,536	1,460	733	247	35
Net income attributable to common stockholders	4,481	1,405	678	247	35
Earnings per share:
Basic	$5.39	$1.71	$0.83	$0.31	$0.05
Diluted	$5.20	$1.69	$0.82	$0.30	$0.05
Balance Sheet Data
Cash and cash equivalents	$1,219	$5,500	$4,582	$5,315	$5,891
Property and equipment, net	22,196	20,943	20,000	16,245	15,349
Spectrum licenses	35,366	27,014	23,955	21,955	18,122
Total assets	70,563	65,891	62,413	56,639	49,946
Total debt, excluding tower obligations	28,319	27,786	26,243	21,946	20,182
Stockholders’ equity	22,559	18,236	16,557	15,663	14,245
Statement of Cash Flows and Operational Data
Net cash provided by operating activities	$7,962	$6,135	$5,414	$4,146	$3,545
Purchases of property and equipment	(5,237)	(4,702)	(4,724)	(4,317)	(4,025)
Purchases of spectrum licenses and other intangible assets, including deposits	(5,828)	(3,968)	(1,935)	(2,900)	(381)
Net cash (used in) provided by financing activities	(1,179)	463	3,413	2,524	4,044
Total customers (in thousands)(2)	72,585	71,455	63,282	55,018	46,684

(1)
Effective January 1, 2017, we changed an accounting principle. The imputed discount on Equipment Installment Plan (“EIP”) receivables, which is amortized over the financed installment term using the effective interest method, and was previously presented within Interest income in our Consolidated Statements of Comprehensive Income, is now presented within Other revenues in our Consolidated Statements of Comprehensive Income. We have applied this change retrospectively and presented the effect of $280 million, $248 million, $414 million, $356 million and $185 million on the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively in the table above. See Note 1 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

(2)
We believe current and future regulatory changes have made the Lifeline program offered by our wholesale partners uneconomical. We will continue to support our wholesale partners offering the Lifeline program, but have excluded the Lifeline customers from our reported wholesale subscriber base resulting in the removal of 4,528,000 reported wholesale customers in 2017.

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

Our MD&A is provided as a supplement to, and should be read together with, our audited consolidated financial statements for the three years ended December 31, 2017 included in Part II, Item 8 of this Form 10-K. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Business Overview

Change in Accounting Principle

Effective January 1, 2017, the imputed discount on EIP receivables, which is amortized over the financed installment term using the effective interest method and was previously recognized within Interest income in our Consolidated Statements of Comprehensive Income, is recognized within Other revenues in our Consolidated Statements of Comprehensive Income. We believe this presentation is preferable because it provides a better representation of amounts earned from the Company’s major ongoing operations and aligns with industry practice thereby enhancing comparability. We have applied this change retrospectively and the effect of this change for the years ended December 31, 2016 and 2015, was a reclassification of $248 million and $414 million, respectively, from Interest income to Other revenues. The amortization of imputed discount on our EIP receivables for the year ended December 31, 2017 was $280 million. For additional information, see Note 1 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Un-carrier Strategy

The Un-carrier is about adding value to the customer relationship by changing the rules of the industry and giving our customers more. We introduced our Un-carrier strategy in 2013 with the objective of eliminating customer pain points from the unnecessary complexity of the wireless communication industry. Since that time, we have continued our efforts with the launch of additional initiatives of our Un-carrier strategy. During 2017, we launched the following Un-carrier initiatives:

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

•
In September 2017, we introduced, Un-carrier Next: Netflix On Us, through an exclusive new partnership with Netflix where qualifying T-Mobile ONE customers on family plans can opt in for a standard monthly Netflix service plan at no additional cost.

Our ability to acquire and retain branded customers is important to our business in the generation of revenues and we believe our Un-carrier strategy, along with ongoing network improvements, has been successful in attracting and retaining customers as evidenced by continued branded customer growth and improved branded postpaid phone and branded prepaid customer churn.

	Year Ended December 31,			2017 Versus 2016		2016 Versus 2015
(in thousands)	2017	2016	2015	# Change	% Change	# Change	% Change
Net customer additions
Branded postpaid customers	3,620	4,097	4,510	(477)	(12)%	(413)	(9)%
Branded prepaid customers	855	2,508	1,315	(1,653)	(66)%	1,193	91%
Total branded customers	4,475	6,605	5,825	(2,130)	(32)%	780	13%

	Year Ended December 31,			Bps Change 2017 Versus 2016	Bps Change 2016 Versus 2015
	2017	2016	2015
Branded postpaid phone churn	1.18%	1.30%	1.39%	-12 bps	-9 bps
Branded prepaid churn	4.04%	3.88%	4.45%	16 bps	-57 bps

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

We believe current and future regulatory changes have made the Lifeline program offered by our wholesale partners uneconomical. We will continue to support our wholesale partners offering the Lifeline program, but have excluded the Lifeline customers from our reported wholesale subscriber base resulting in the removal of 4,528,000 reported wholesale customers in 2017.

During the year ended December 31, 2016, a handset OEM announced recalls on certain of its smartphone devices. As a result, in 2016 we recorded no revenue associated with the device sales to customers and impaired the devices to their net realizable value. The OEM agreed to reimburse T-Mobile for direct and indirect costs associated with the recall, as such, we recorded an amount due from the OEM as an offset to the loss recorded in Cost of equipment sales and the costs incurred within Selling, general and administrative in our Consolidated Statements of Comprehensive Income and a reduction to Accounts payable and accrued liabilities in our Consolidated Balance Sheets. The reimbursement was received from the OEM in 2017.

Hurricane Impacts

During the third and fourth quarters of 2017, our operations in Texas, Florida and Puerto Rico experienced losses related to hurricanes. The impact to operating income for the year ended December 31, 2017, from lost revenue, assets damaged or destroyed and other hurricane related costs are included in the table below. We expect additional expenses to be incurred and customer activity to be impacted in the first quarter of 2018, primarily related to our operations in Puerto Rico. We have recognized insurance recoveries related to those hurricane losses in the amount of approximately $93 million for the year ended December 31, 2017 as an offset to the costs incurred within Cost of services in our Consolidated Statements of Comprehensive Income and as an increase to Other current assets in our Consolidated Balance Sheets. We continue to assess the damage of the hurricanes and work with our insurance carriers to submit claims for property damage and business interruption. We expect to record additional insurance recoveries related to these hurricanes in future periods.

(in millions, except per share amounts, ARPU, ABPU, and bad debt expense as a percentage of total revenues)	Year Ended December 31, 2017
	Gross	Reimbursement	Net
Increase (decrease)
Revenues
Branded postpaid revenues	$(37)	$—	$(37)
Of which, branded postpaid phone revenues	(35)	—	(35)
Branded prepaid revenues	(11)	—	(11)
Total service revenues	(48)	—	(48)
Equipment revenues	(8)	—	(8)
Total revenues	(56)	—	(56)

Operating expenses
Cost of services	198	(93)	105
Cost of equipment sales	4	—	4
Selling, general and administrative	36	—	36
Of which, bad debt expense	20	—	20
Total operating expense	238	(93)	145

Operating income (loss)	$(294)	$93	$(201)
Net income (loss)	$(193)	$63	$(130)

Earnings per share - basic	$(0.23)	$0.07	$(0.16)
Earnings per share - diluted	(0.22)	0.07	(0.15)

Operating measures
Bad debt expense as a percentage of total revenues	0.05%	—%	0.05%
Branded postpaid phone ARPU	$(0.09)	$—	$(0.09)
Branded postpaid ABPU	(0.08)	—	(0.08)
Branded prepaid ARPU	(0.05)	—	(0.05)

Non-GAAP financial measures
Adjusted EBITDA	$(294)	$93	$(201)

Results of Operations

Highlights for the year ended December 31, 2017, compared to the same period in 2016

•
Total revenues of $40.6 billion increased $3.1 billion, or 8%. The increase was primarily driven by growth in service and equipment revenues as further discussed below. On September 1, 2016, we sold our marketing and distribution rights to certain existing T-Mobile co-branded customers to a current MVNO partner for nominal consideration. The MVNO Transaction shifted Branded postpaid revenues to Wholesale revenues, but did not materially impact total revenues.

•
Service revenues of $30.2 billion increased $2.3 billion, or 8%. The increase was primarily due to growth in our average branded customer base as a result of strong customer response to our Un-carrier initiatives, promotions and the success of our MetroPCS brand.

•
Equipment revenues of $9.4 billion increased $648 million, or 7%. The increase was primarily due to higher average revenue per device sold and an increase from customer purchases of leased devices at the end of the lease term, partially offset by lower lease revenues.

•
Operating income of $4.9 billion increased $838 million, or 21%. The increase was primarily due to higher Total service revenues and lower Depreciation and amortization, partially offset by higher Selling, general and administrative, lower Gains on disposal of spectrum licenses and higher Cost of services expenses.

•
Net income of $4.5 billion increased $3.1 billion, or 211%. The increase was primarily due to the impact of the Tax Cuts and Jobs Act of 2017 (the "TCJA"), which resulted in a net tax benefit of $2.2 billion in 2017, and higher operating income driven by the factors described above, partially offset by the negative impact from hurricanes. Net income included net, after-tax spectrum gains of $174 million and $509 million, for the years ended December 31, 2017 and 2016, respectively.

•
Adjusted EBITDA, a non-GAAP financial measure, of $11.2 billion increased $574 million, or 5%. The increase was primarily due to higher operating income driven by the factors described above, partially offset by lower Gains on disposal of spectrum licenses. Adjusted EBITDA included pre-tax spectrum gains of $235 million and $835 million for the years ended December 31, 2017 and 2016, respectively.

•	Net cash provided by operating activities of $8.0 billion increased $1.8 billion, or 30%. See “Liquidity and Capital Resources” section for additional information.

•	Free Cash Flow, a non-GAAP financial measure, of $2.7 billion increased $1.3 billion, or 90%. See “Liquidity and Capital Resources” section for additional information.

Set forth below is a summary of our consolidated results:

	Year Ended December 31,			2017 Versus 2016		2016 Versus 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
(in millions)		(As Adjusted - See Note 1)
Revenues
Branded postpaid revenues	$19,448	$18,138	$16,383	$1,310	7%	$1,755	11%
Branded prepaid revenues	9,380	8,553	7,553	827	10%	1,000	13%
Wholesale revenues	1,102	903	692	199	22%	211	30%
Roaming and other service revenues	230	250	193	(20)	(8)%	57	30%
Total service revenues	30,160	27,844	24,821	2,316	8%	3,023	12%
Equipment revenues	9,375	8,727	6,718	648	7%	2,009	30%
Other revenues	1,069	919	928	150	16%	(9)	(1)%
Total revenues	40,604	37,490	32,467	3,114	8%	5,023	15%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	6,100	5,731	5,554	369	6%	177	3%
Cost of equipment sales	11,608	10,819	9,344	789	7%	1,475	16%
Selling, general and administrative	12,259	11,378	10,189	881	8%	1,189	12%
Depreciation and amortization	5,984	6,243	4,688	(259)	(4)%	1,555	33%
Cost of MetroPCS business combination	—	104	376	(104)	(100)%	(272)	(72)%
Gains on disposal of spectrum licenses	(235)	(835)	(163)	600	(72)%	(672)	NM
Total operating expense	35,716	33,440	29,988	2,276	7%	3,452	12%
Operating income	4,888	4,050	2,479	838	21%	1,571	63%
Other income (expense)
Interest expense	(1,111)	(1,418)	(1,085)	307	(22)%	(333)	31%
Interest expense to affiliates	(560)	(312)	(411)	(248)	79%	99	(24)%
Interest income	17	13	6	4	31%	7	117%
Other expense, net	(73)	(6)	(11)	(67)	NM	5	(45)%
Total other expense, net	(1,727)	(1,723)	(1,501)	(4)	—%	(222)	15%
Income before income taxes	3,161	2,327	978	834	36%	1,349	138%
Income tax benefit (expense)	1,375	(867)	(245)	2,242	(259)%	(622)	254%
Net income	$4,536	$1,460	$733	$3,076	211%	$727	99%

Net cash provided by operating activities	$7,962	$6,135	$5,414	$1,827	30%	$721	13%
Net cash used in investing activities	(11,064)	(5,680)	(9,560)	(5,384)	95%	3,880	(41)%
Net cash (used in) provided by financing activities	(1,179)	463	3,413	(1,642)	(355)%	(2,950)	(86)%

Non-GAAP Financial Measures
Adjusted EBITDA	$11,213	$10,639	$7,807	$574	5%	$2,832	36%
Free Cash Flow	2,725	1,433	690	1,292	90%	743	108%
NM - Not Meaningful

The following discussion and analysis is for the year ended December 31, 2017, compared to the same period in 2016 unless otherwise stated.

Total revenues increased $3.1 billion, or 8%, primarily due to higher revenues from branded postpaid and prepaid customers as well as higher equipment revenues as discussed below.

Branded postpaid revenues increased $1.3 billion, or 7%, primarily from:

•
A 7% increase in average branded postpaid phone customers, primarily from growth in our customer base driven by the continued strong customer response to our Un-carrier initiatives and promotions for services and devices, including the growing success of our business channel, T-Mobile for Business; and

•	The positive impact from a decrease in the non-cash net revenue deferral for Data Stash; partially offset by

•	A 1% decrease in branded postpaid phone ARPU primarily driven by dilution from promotions targeting families and new segments;

•	The MVNO Transaction; and

•	The negative impact from hurricanes of approximately $37 million.

Branded prepaid revenues increased $827 million, or 10%, primarily from:

•	A 7% increase in average branded prepaid customers primarily driven by growth in the customer base; and

•	A 2% increase in branded prepaid ARPU from the success of our MetroPCS brand and the optimization of our third-party distribution channels; partially offset by

•	The negative impact from hurricanes of approximately $11 million.

Wholesale revenues increased $199 million, or 22%, primarily from the impact of the MVNO Transaction, growth in MVNO customers and higher minimum commitment revenues.

Roaming and other service revenues decreased $20 million, or 8%.

Equipment revenues increased $648 million, or 7%, primarily from:

•	An increase of $445 million in device sales revenues excluding purchased lease devices, primarily due to:

•
Higher average revenue per device sold due to an increase in the high-end device mix and the impacts of an OEM recall of its smartphone devices in 2016, partially offset by an increase in promotions and device-related commissions spending; partially offset by

•	A 2% decrease in the number of devices sold, excluding purchased lease devices, driven by a lower branded postpaid handset upgrade rate. Device sales revenue is recognized at the time of sale;

•	An increase of $395 million from customers' purchase of leased devices at the end of the lease term;

•	An increase of $231 million primarily related to proceeds from liquidation of returned customer handsets in 2017; and

•	An increase of $130 million in SIM and upgrade revenue; partially offset by

•	A decrease of $539 million in lease revenues from declining JUMP! On Demand population due to shifting focus to our EIP financing option beginning in the first quarter of 2016;

•	A decrease of $18 million in accessory revenue primarily related to the decrease in device sales volume; and

•	The negative impact from hurricanes of approximately $8 million.

Under our JUMP! On Demand program, upon device upgrade or at lease end, customers must return or purchase their device. Revenue for purchased leased devices is recorded as equipment revenues when revenue recognition criteria have been met.

Gross EIP device financing to our customers increased by $437 million for the year ended December 31, 2017, primarily due to growth in the gross amount of equipment financed on EIP. The increase was also due to certain customers on leased devices reaching the end of lease term who financed their devices over a nine-month EIP.

Other revenues increased $150 million, or 16%, primarily due to higher revenue from revenue share agreements with third parties.

Our operating expenses consist of the following categories:

•
Cost of services primarily includes costs directly attributable to providing wireless service through the operation of our network, including direct switch and cell site costs, such as rent, network access and transport costs, utilities, maintenance, associated labor costs, long distance costs, regulatory program costs, roaming fees paid to other carriers and data content costs.

•
Cost of equipment sales primarily includes costs of devices and accessories sold to customers and dealers, device costs to fulfill insurance and warranty claims, costs related to returned and purchased leased devices, write-downs of inventory related to shrinkage and obsolescence, and shipping and handling costs.

•
Selling, general and administrative primarily includes costs not directly attributable to providing wireless service for the operation of sales, customer care and corporate activities. These include commissions paid to dealers and retail employees for activations and upgrades, labor and facilities costs associated with retail sales force and administrative space, marketing and promotional costs, customer support and billing, bad debt expense, losses from sales of receivables and back office administrative support activities.

Operating expenses increased $2.3 billion, or 7%, primarily from higher Cost of services, Cost of equipment sales, Selling, general and administrative and lower Gains on disposal of spectrum licenses, partially offset by lower Depreciation and amortization as discussed below.

Cost of services increased $369 million, or 6%, primarily from:

•	Higher lease, engineering and employee-related expenses associated with network expansion; and

•	The negative impact from hurricanes of $105 million, net of insurance recoveries; partially offset by

•	Lower long distance and toll costs as we continue to renegotiate contracts with vendors; and

•	Lower regulatory expenses.

Cost of equipment sales increased $789 million, or 7%, primarily from:

•	An increase of $806 million in device cost of equipment sales, excluding purchased leased devices, primarily due to:

•	A higher average cost per device sold primarily from an increase in the high-end device mix and from the impact of an OEM recall of its smartphone devices in 2016; partially offset by

•	A 2% decrease in the number of devices sold, excluding purchased lease devices, driven by a lower branded postpaid handset upgrade rate.

•	An increase of $201 million in lease device cost of equipment sales, primarily due to:

•	An increase in lease buyouts as leases began reaching their term dates in 2017; partially offset by

•	A decrease in write downs to market value of devices returned to inventory resulting from a decrease in the number of leased device upgrades.

•	These increases are partially offset by a decrease of $159 million primarily related to:

•	A decrease in insurance and warranty claims;

•	Higher proceeds from liquidation of returned customer handsets under our insurance programs; and

•	Lower inventory adjustments related to physical adjustments and obsolete inventory; partially offset by

•	Higher costs from an increase in the volume of liquidated returned customer handsets outside of our insurance programs.

•	A decrease of $57 million in accessory cost primarily driven by the decrease in device sales volume.

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

Selling, general and administrative increased $881 million, or 8%, primarily from higher commissions, employee-related costs, promotional and advertising costs, and costs related to outsourced functions and managed services to support our growing customer base, partially offset by lower handset repair services cost. Additionally, the negative impact from hurricanes of approximately $36 million contributed to the increase.

Depreciation and amortization decreased $259 million, or 4%, primarily from:

•
Lower depreciation expense related to our JUMP! On Demand program resulting from a lower number of devices under lease. Under our JUMP! On Demand program, the cost of a leased wireless device is depreciated to its estimated residual value over the period expected to provide utility to us; partially offset by

•	The continued build-out of our 4G LTE network;

•	The implementation of the first component of our new billing system; and

•	Growth in our distribution footprint.

Cost of MetroPCS business combination decreased $104 million. On July 1, 2015, we officially completed the shutdown of the MetroPCS CDMA network. Network decommissioning costs primarily relate to the acceleration of lease costs for cell sites that would have otherwise been recognized as cost of services over the remaining lease term had we not decommissioned the cell sites. We do not expect to incur significant additional network decommissioning costs in 2018.

Gains on disposal of spectrum licenses decreased $600 million, or 72%, primarily from gains of $636 million and $191 million on disposal of spectrum licenses with AT&T and Sprint during the first quarter and third quarter of 2016, respectively. These 2016 gains were partially offset by gains of $235 million from spectrum license transactions with AT&T and Verizon in 2017.

Net income increased $3.1 billion, primarily due to the Tax Cuts and Jobs Act of 2017 ("TCJA") as discussed below, higher operating income and a net decrease in interest expense, partially offset by the negative impact from hurricanes of approximately $130 million, net of insurance recoveries.

•
Operating income, the components of which are discussed above, increased $838 million, or 21%. The negative impact from the hurricanes for the year ended December 31, 2017 was approximately $201 million, net of insurance recoveries.

•	Income tax benefit (expense) changed $2.2 billion, from an expense of $867 million in 2016 to a benefit of $1.4 billion in 2017 primarily from:

•
A lower effective tax rate. The effective tax rate was a benefit of 43.5% in 2017, compared to an expense of 37.3% in 2016. The decrease in the effective income tax rate was primarily due to the impact of the TCJA, which resulted in a net tax benefit of $2.2 billion in 2017, substantially due to a re-measurement of deferred tax assets and liabilities; and

•	A $319 million reduction in the valuation allowance against deferred tax assets in certain state jurisdictions in 2017; partially offset by

•	Higher income before income taxes.

The TCJA was enacted December 22, 2017 and is generally effective beginning January 1, 2018. The TCJA includes numerous changes to existing tax law, which have been reflected in the 2017 consolidated financial statements. The state corporate income tax impact of the TCJA is complex and will continue to evolve as jurisdictions evaluate conformity to the numerous federal tax law changes. As such, a re-measurement of state deferred tax assets and liabilities and the associated net tax benefit or expense may result within the next 12 months. The TCJA resulted in a net tax benefit of $2.2 billion in 2017.

See Note 11 - Income Taxes of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

•	Interest expense decreased $307 million, or 22%, primarily from:

•	A decrease from the early redemption of our $1.98 billion Senior Secured Term Loans and $8.3 billion of Senior Notes; partially offset by

•	An increase from the issuance of the $1.5 billion of Senior Notes in March 2017; and

•	An increase from the issuance of the $1.0 billion of Senior Notes in April 2016.

•	Interest expense to affiliates increased $248 million, or 79%, primarily from:

•	Issuance of $4.0 billion secured term loan facility with Deutsche Telekom AG ("DT") entered into in January 2017;

•	Issuance of a total of $4.0 billion in Senior Notes in May 2017;

•	An increase in drawings on our Revolving Credit Facility; and

•	Issuance of $500 million in Senior Notes in September 2017; partially offset by

•	A decrease from lower interest rates achieved through refinancing of a total of $2.5 billion of Senior Reset Notes in April 2017.

See Note 7 – Debt of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

•	Other expense, net increased $67 million primarily from:

•	A $73 million net loss recognized from the early redemption of certain Senior Notes; and

•	A $13 million net loss recognized from the refinancing of our outstanding Senior Secured Term Loans.

See Note 7 – Debt of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Net income included net, after-tax gains on disposal of spectrum licenses of $174 million and $509 million for the years ended December 31, 2017 and 2016, respectively.

Guarantor Subsidiaries

The financial condition and results of operations of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to our consolidated financial condition. The most significant components of the financial condition of our Non-Guarantor Subsidiaries were as follows:

	December 31, 2017	December 31, 2016	Change
(in millions)			$	%
Other current assets	$628	$565	$63	11%
Property and equipment, net	306	375	(69)	(18)%
Tower obligations	2,198	2,221	(23)	(1)%
Total stockholders' deficit	(1,454)	(1,374)	(80)	6%

The most significant components of the results of operations of our Non-Guarantor Subsidiaries were as follows:

	Year Ended December 31,		Change
(in millions)	2017	2016	$	%
Service revenues	$2,113	$2,023	$90	4%
Cost of equipment sales	1,003	1,027	(24)	(2)%
Selling, general and administrative	856	868	(12)	(1)%
Total comprehensive income	28	24	4	17%

The change to the results of operations of our Non-Guarantor Subsidiaries was primarily from:

•	Higher Service revenues primarily due to the result of an increase in activity of the non-guarantor subsidiary that provides device insurance, primarily driven by growth in our customer base;

•
Lower Cost of equipment sales expenses primarily due to a decrease in device insurance claims and a decrease in higher cost devices used, partially offset by a decrease in device non-return fees charged to customers; and

•	Lower Selling, general and administrative expenses primarily due to a decrease in device insurance program service fees, partially offset by higher costs to support our growing customer base.

All other results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. See Note 16 – Guarantor Financial Information of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

The following discussion and analysis is for the year ended December 31, 2016, compared to the same period in 2015 unless otherwise stated.

Certain prior year amounts relating to the change in accounting principle which presents the imputed discount on EIP receivables, which is amortized over the financed installment term using the effective interest method, and was previously presented within Interest income in our Consolidated Statements of Comprehensive Income, is now presented within Other revenues in our Consolidated Statements of Comprehensive Income have been reclassified to conform to the current presentation. See Note 1 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Total revenues increased $5.0 billion, or 15%, primarily due to:

Branded postpaid revenues increased $1.8 billion, or 11%, primarily from:

•	A 13% increase in the number of average branded postpaid phone and mobile broadband customers, driven by strong customer response to our Un-carrier initiatives and promotions for services and devices;

•	Higher device insurance program revenues primarily from customer growth; and

•	Higher regulatory program revenues; partially offset by

•	An increase in the non-cash net revenue deferral for Data Stash; and

•	The MVNO Transaction.

Branded prepaid revenues increased $1.0 billion, or 13%, primarily from:

•	A 13% increase in the number of average branded prepaid customers driven by the success of our MetroPCS brand; and

•	Continued growth in new markets.

Wholesale revenues increased $211 million, or 30%, primarily from:

•	The MVNO Transaction;

•	Growth in customers of certain MVNO partners; and

•	An increase in data usage per customer.

Roaming and other service revenues increased $57 million, or 30%, primarily due to higher international roaming revenues driven by an increase in inbound roaming volumes.

Equipment revenues increased $2.0 billion, or 30%, primarily from:

•
An increase of $1.2 billion in lease revenues resulting from the launch of our JUMP! On Demand program at the end of the second quarter of 2015. Revenues associated with leased devices are recognized over the lease term; and

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

Other revenues decreased $9 million, or 1%, primarily due to:

•
An increase in sales of certain EIP receivables pursuant to our EIP receivables sales arrangement resulting from an increase in the maximum funding commitment in June 2016. Interest associated with EIP receivables is imputed at the time of a device sale and then recognized over the financed installment term. See Note 2 - Receivables and Allowance for Credit Losses of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information; and

•	Focus on devices financed on JUMP! On Demand in the third and fourth quarters of 2015 following the launch of the program of at the end of the second quarter 2015; partially offset by

•	Higher revenue from revenue share agreements with third parties; and

•	An increase in co-location rental income from leasing space on wireless communication towers to third parties.

Operating expenses increased $3.5 billion, or 12%, primarily due to:

Cost of services increased $177 million, or 3%, primarily from:

•
Higher regulatory program costs and expenses associated with network expansion and the build-out of our network to utilize our 700 MHz A-Block spectrum licenses, including higher employee-related costs; partially offset by

•	Lower long distance and toll costs; and

•	Synergies realized from the decommissioning of the MetroPCS CDMA network.

Cost of equipment sales increased $1.5 billion, or 16%, primarily from:

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

Selling, general and administrative increased $1.2 billion, or 12%, primarily from strategic investments to support our growing customer base including higher:

•	Employee-related costs;

•	Commissions driven by an increase in branded customer additions; and

•	Promotional costs.

Depreciation and amortization increased $1.6 billion, or 33%, primarily from:

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

Cost of MetroPCS business combination decreased $272 million, or 72%, primarily from lower network decommissioning costs. In 2014, we began decommissioning the MetroPCS CDMA network and certain other redundant network cell sites as part of the business combination. On July 1, 2015, we officially completed the shutdown of the MetroPCS CDMA network. Network decommissioning costs, which are excluded from Adjusted EBITDA, primarily relate to the acceleration of lease costs for cell sites that would have otherwise been recognized as cost of services over the remaining lease term had we not decommissioned the cell sites.

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

Net income increased $727 million, or 99%, primarily from:

•	Operating income, the components of which are discussed above, increased $1.6 billion, or 63%.

•	Interest expense to affiliates decreased $99 million, or 24%, primarily from:

•	Changes in the fair value of embedded derivative instruments associated with our Senior Reset Notes issued to Deutsch Telekom in 2015; partially offset by

•	Higher interest rates on certain Senior Reset Notes issued to Deutsch Telekom, which were adjusted at reset dates in the second quarter of 2016 and in 2015.

•	Income tax expense increased $622 million, or 254%, primarily from:

•	Higher income before income taxes; and

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

•	Interest expense increased $333 million, or 31%, primarily from:

•	Higher average debt balances with third parties; and

•	Lower capitalized interest costs of $83 million primarily due to a higher level of build out of our network to utilize our 700 MHz A-Block spectrum licenses in 2015, compared to 2016.

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

The change to the results of operations of our Non-Guarantor Subsidiaries was primarily from the increases in Service revenues, Cost of equipment sales and Selling, general and administrative were primarily the result of an increase in activity of the non-guarantor subsidiary that provides device insurance, primarily driven by growth in our customer base. All other results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. See Note 16 – Guarantor Financial Information of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

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

The following table sets forth the number of ending customers:

	December 31, 2017	December 31, 2016	December 31, 2015	2017 Versus 2016		2016 Versus 2015
(in thousands)				# Change	% Change	# Change	% Change
Customers, end of period
Branded postpaid phone customers (1)	34,114	31,297	29,355	2,817	9%	1,942	7%
Branded postpaid other customers (1)	3,933	3,130	2,340	803	26%	790	34%
Total branded postpaid customers	38,047	34,427	31,695	3,620	11%	2,732	9%
Branded prepaid customers	20,668	19,813	17,631	855	4%	2,182	12%
Total branded customers	58,715	54,240	49,326	4,475	8%	4,914	10%
Wholesale customers (2)	13,870	17,215	13,956	(3,345)	(19)%	3,259	23%
Total customers, end of period	72,585	71,455	63,282	1,130	2%	8,173	13%
Adjustments to branded postpaid phone customers (3)	—	(1,365)	—	1,365	(100)%	(1,365)	NM
Adjustments to branded prepaid customers (3)	—	(326)	—	326	(100)%	(326)	NM
Adjustments to wholesale customers (3)	—	1,691	—	(1,691)	(100)%	1,691	NM
NM - Not Meaningful

(1)
During 2017, we retitled our “Branded postpaid mobile broadband customers” category to “Branded postpaid other customers” and reclassified DIGITS customers from our “Branded postpaid phone customers” category for the second quarter of 2017, when the DIGITS product was released.

(2)
We believe current and future regulatory changes have made the Lifeline program offered by our wholesale partners uneconomical. We will continue to support our wholesale partners offering the Lifeline program, but have excluded the Lifeline customers from our reported wholesale subscriber base resulting in the removal of 4,528,000 reported wholesale customers in 2017.

(3)
The MVNO Transaction resulted in a transfer of Branded postpaid phone customers and Branded prepaid customers to Wholesale customers on September 1, 2016. Prospectively from September 1, 2016, net customer additions for these customers are included within Wholesale customers.

Branded Customers

Total branded customers increased 4,475,000, or 8%, in 2017 primarily from:

•
Higher branded postpaid phone customers driven by the continued strong customer response to our Un-carrier initiatives and promotional activities, the growing success of our business channel, T-Mobile for Business, continued growth in existing markets and distribution expansion to new Greenfield markets, and lower churn, partially offset by increased competitive activity in the marketplace with all competitors having launched Unlimited rate plans in the first quarter of 2017;

•
Higher branded prepaid customers driven by the continued success of our Metro PCS brand and continued growth from distribution expansion, partially offset by the optimization of our third-party distribution channels; and

•	Higher branded postpaid other customers primarily due to higher connected devices and DIGITS.

Total branded customers increased 4,914,000, or 10%, in 2016 primarily from:

•
Higher branded prepaid customers driven by the success of our MetroPCS brand, continued growth in new markets and distribution expansion, partially offset by the optimization of our third-party distribution channels; and

•	Higher branded postpaid customers driven by strong customer response to our Un-carrier initiatives and promotional activities, partially offset by higher deactivations on a growing customer base.

Wholesale

Wholesale customers decreased 3,345,000, or 19%, primarily due to Lifeline subscribers, which were excluded from our reported wholesale subscriber base as of the beginning of the second quarter of 2017. This decrease was partially offset by the continued success of our M2M partnerships.

Wholesale customers increased 3,259,000, or 23%, in 2016 primarily due the continued success of our M2M partnerships and the MVNO transaction.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Year Ended December 31,			2017 Versus 2016		2016 Versus 2015
(in thousands)	2017	2016	2015	# Change	% Change	# Change	% Change
Net customer additions
Branded postpaid phone customers (1)	2,817	3,307	3,511	(490)	(15)%	(204)	(6)%
Branded postpaid other customers (1)	803	790	999	13	2%	(209)	(21)%
Total branded postpaid customers	3,620	4,097	4,510	(477)	(12)%	(413)	(9)%
Branded prepaid customers	855	2,508	1,315	(1,653)	(66)%	1,193	91%
Total branded customers	4,475	6,605	5,825	(2,130)	(32)%	780	13%
Wholesale customers (2)	1,183	1,568	2,439	(385)	(25)%	(871)	(36)%
Total net customer additions	5,658	8,173	8,264	(2,515)	(31)%	(91)	(1)%

(1)
During 2017, we retitled our “Branded postpaid mobile broadband customers” category to “Branded postpaid other customers” and reclassified DIGITS customer net additions from our “Branded postpaid phone customers” category for the second quarter of 2017, when the DIGITS product was released.

(2)
Net customer activity for Lifeline was excluded beginning in the second quarter of 2017 due to our determination based upon changes in the applicable government regulations that the Lifeline program offered by our wholesale partners is uneconomical.

Branded Customers

Total branded net customer additions decreased 2,130,000, or 32%, in 2017 primarily from:

•
Lower branded prepaid net customer additions primarily due to higher deactivations from a growing customer base, increased competitive activity in the marketplace and de-emphasis of the T-Mobile prepaid brand. Additional decreases resulted from the optimization of our third-party distribution channels; and

•
Lower branded postpaid phone net customer additions primarily due to increased competitive activity in the marketplace partially offset by the continued strong customer response to our Un-carrier initiatives and promotional activities, the growing success of our business channel, T-Mobile for Business, continued growth in new markets and distribution expansion to new Greenfield markets, and lower churn; partially offset by

•	Higher branded postpaid other net customer additions primarily due to higher gross customer additions from connected devices and DIGITS, offset by higher deactivations from a growing customer base.

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

Wholesale

Wholesale net customer additions decreased 385,000, or 25%, in 2017 primarily from lower gross customer additions, partially offset by lower deactivations driven by the removal of the Lifeline program customers. While we continue to focus on more profitable wholesale opportunities, we believe current and future regulatory changes have made the Lifeline program offered by our wholesale partners uneconomical. We will continue to support our wholesale partners offering the Lifeline program, but have excluded the Lifeline customers from our reported wholesale subscriber base resulting in the removal of 4,528,000 reported wholesale customers in 2017.

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

	December 31, 2017	December 31, 2016	December 31, 2015	Change		Change
				#	%	#	%
Branded postpaid customers per account	2.93	2.86	2.54	0.07	2%	0.32	13%

Branded postpaid customers per account increased 2% in 2017 primarily from promotions targeting families.

Branded postpaid customers per account increased 13% in 2016 primarily from growth of customers on family plan promotions and increased penetration of mobile broadband devices. In addition, the increase in 2016 was impacted by the MVNO Transaction.

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

	Year Ended December 31,			Bps Change 2017 Versus 2016	Bps Change 2016 Versus 2015
	2017	2016	2015
Branded postpaid phone churn	1.18%	1.30%	1.39%	-12 bps	-9 bps
Branded prepaid churn	4.04%	3.88%	4.45%	16 bps	-57 bps

Branded postpaid phone churn decreased 12 basis points in 2017 primarily from:

•	The MVNO Transaction as the customers transferred had a higher rate of churn; and

•	Increased customer satisfaction and loyalty from ongoing improvements to network quality, customer service and the overall value of our offerings in the marketplace.

Branded postpaid phone churn decreased 9 basis points in 2016 primarily from:

•	The MVNO Transaction as the customers transferred had a higher rate of churn; and

•	Increased customer satisfaction and loyalty from ongoing improvements to network quality, customer service and the overall value of our offerings in the marketplace.

Branded prepaid churn increased 16 basis points in 2017 primarily due to higher churn from increased competitive activity in the marketplace, partially offset by increased customer satisfaction and loyalty from ongoing improvements to network quality, customer service and overall value of our offerings in the marketplace.

Branded prepaid churn decreased 57 basis points in 2016 primarily from:

•	A decrease in certain customers, which have a higher rate of branded prepaid churn;

•	Strong performance of the MetroPCS brand; and

•	A methodology change in the third quarter of 2015 as discussed below.

During 2015, we had a methodology change that had no impact on our reported branded prepaid ending customers or net customer additions, but resulted in computationally lower gross customer additions and deactivations.

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

The following tables illustrate the calculation of our operating measures ARPU and ABPU and reconcile these measures to the related service revenues:

(in millions, except average number of customers, ARPU and ABPU)	Year Ended December 31,			2017 Versus 2016		2016 Versus 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$19,448	$18,138	$16,383	$1,310	7%	$1,755	11%
Less: Branded postpaid other revenues	(1,077)	(773)	(588)	(304)	39%	(185)	31%
Branded postpaid phone service revenues	$18,371	$17,365	$15,795	$1,006	6%	$1,570	10%
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	32,596	30,484	27,604	2,112	7%	2,880	10%
Branded postpaid phone ARPU (1)	$46.97	$47.47	$47.68	$(0.50)	(1)%	$(0.21)	—%

Calculation of Branded Postpaid ABPU
Branded postpaid service revenues	$19,448	$18,138	$16,383	$1,310	7%	$1,755	11%
EIP billings	5,866	5,432	5,494	434	8%	(62)	(1)%
Lease revenues	877	1,416	224	(539)	(38)%	1,192	532%
Total billings for branded postpaid customers	$26,191	$24,986	$22,101	$1,205	5%	$2,885	13%
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	36,079	33,184	29,341	2,895	9%	3,843	13%
Branded postpaid ABPU	$60.49	$62.75	$62.77	$(2.26)	(4)%	$(0.02)	—%

Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$9,380	$8,553	$7,553	$827	10%	$1,000	13%
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	20,204	18,797	16,704	1,407	7%	2,093	13%
Branded prepaid ARPU	$38.69	$37.92	$37.68	$0.77	2%	$0.24	1%

(1)	Branded postpaid phone ARPU includes the reclassification of 43,000 DIGITS average customers and related revenue to the “Branded postpaid other customers” category for the second quarter of 2017.

Branded Postpaid Phone ARPU

Branded postpaid phone ARPU decreased $0.50, or 1%, in 2017 primarily from:

•	Dilution from promotions targeting families and new segments; and

•	The negative impact from hurricanes of approximately $0.09; partially offset by

•	The MVNO Transaction as those customers had a lower ARPU; and

•	A decrease in the non-cash net revenue deferral for Data Stash.

Under existing revenue standards, T-Mobile continues to expect that Branded postpaid phone ARPU in full-year 2018 will be generally stable compared to full-year 2017, with some quarterly variations.

We adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), as amended, on January 1, 2018. Adoption of the standard will impact the timing, amount and allocation of our revenue and is expected to impact ARPU. We will provide additional disclosures comparing results to previous GAAP in our 2018 consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding recently issued accounting standards.

Branded postpaid phone ARPU decreased $0.21 in 2016 primarily from:

•	Decreases due to an increase in the non-cash net revenue deferral for Data Stash; and

•	Dilution from promotional activities; partially offset by

•	Higher data attach rates;

•	The positive impact from our T-Mobile ONE rate plans prior to the release of Un-carrier Next in 2017 which began including taxes and fees;

•	The transfer of customers as part of the MVNO Transaction as those customers had lower ARPU;

•	Continued growth of our insurance programs; and

•	Higher regulatory program revenues.

Branded Postpaid ABPU

Branded postpaid ABPU decreased $2.26, or 4%, in 2017 primarily from:

•	Lower lease revenues;

•	Growth in the branded postpaid other customer base with lower ARPU; and

•	The negative impact from hurricanes of approximately $0.08.

Branded postpaid ABPU decreased $0.02 in 2016 primarily from:

•	Lower EIP billings due to the impact of our JUMP! On Demand program launched at the end of the second quarter of 2015;

•	Lower branded postpaid phone ARPU, as described above; and

•	Dilution from increased penetration of mobile broadband devices; partially offset by

•	An increase in lease revenues.

Branded Prepaid ARPU

Branded prepaid ARPU increased $0.77, or 2%, in 2017 primarily from:

•	Continued growth of MetroPCS customers who generate higher ARPU; and

•	The optimization of our third-party distribution channels; partially offset by

•	The negative impact from hurricanes of approximately $0.05.

Branded prepaid ARPU increased $0.24, or 1%, in 2016 primarily from:

•	A decrease in certain customers that had lower average branded prepaid ARPU, as well as higher data attach rates; partially offset by

•	Dilution from growth of customers on rate plan promotions.

Adjusted EBITDA

Adjusted EBITDA represents earnings before Interest expense, net of Interest income, Income tax expense, Depreciation and amortization, non-cash Stock-based compensation and certain income and expenses not reflective of T-Mobile’s operating performance. Net income margin represents Net income divided by Service revenues. Adjusted EBITDA margin represents Adjusted EBITDA divided by Service revenues.

Adjusted EBITDA is a non-GAAP financial measure utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a metric to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate overall operating performance and facilitate comparisons with other wireless communications companies because it is indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, non-cash stock-based compensation, network decommissioning costs as they are not indicative of our ongoing operating performance and certain other nonrecurring income and expenses. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income or any other measure of financial performance reported in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,			2017 Versus 2016		2016 Versus 2015
(in millions)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Net income	$4,536	$1,460	$733	$3,076	211%	$727	99%
Adjustments:
Interest expense	1,111	1,418	1,085	(307)	(22)%	333	31%
Interest expense to affiliates	560	312	411	248	79%	(99)	(24)%
Interest income (1)	(17)	(13)	(6)	(4)	31%	(7)	117%
Other (income) expense, net	73	6	11	67	1,117%	(5)	(45)%
Income tax expense (benefit)	(1,375)	867	245	(2,242)	(259)%	622	254%
Operating income (1)	4,888	4,050	2,479	838	21%	1,571	63%
Depreciation and amortization	5,984	6,243	4,688	(259)	(4)%	1,555	33%
Cost of MetroPCS business combination (2)	—	104	376	(104)	(100)%	(272)	(72)%
Stock-based compensation (3)	307	235	222	72	31%	13	6%
Other, net (4)	34	7	42	27	386%	(35)	(83)%
Adjusted EBITDA (1)	$11,213	$10,639	$7,807	$574	5%	$2,832	36%
Net income margin (Net income divided by service revenues)	15%	5%	3%		1000 bps		200 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by service revenues) (1)	37%	38%	31%		-100 bps		700 bps

(1)
The amortized imputed discount on EIP receivables previously recognized as Interest income has been retrospectively re-classified as Other revenues. See the table below and Note 1 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

(2)	Beginning in the first quarter of 2017, the Company will no longer separately present Cost of MetroPCS business combination as it is insignificant.

(3)	Stock-based compensation includes payroll tax impacts and may not agree to stock-based compensation expense in the consolidated financial statements.

(4)
Other, net may not agree to the Consolidated Statements of Comprehensive Income primarily due to certain non-routine operating activities, such as other special items that would not be expected to reoccur, and are therefore excluded in Adjusted EBITDA.

Adjusted EBITDA increased $574 million, or 5%, in 2017 primarily from:

•
An increase in branded postpaid and prepaid service revenues primarily due to strong customer response to our Un-carrier initiatives, the ongoing success of our promotional activities, and the continued strength of our MetroPCS brand;

•	Higher wholesale revenues; and

•	Higher other revenues; partially offset by

•	Higher selling, general and administrative expenses;

•	Lower gains on disposal of spectrum licenses of $600 million; gains on disposal were $235 million for the year ended December 31, 2017, compared to $835 million in the same period in 2016;

•	Higher cost of services expense;

•	Higher net losses on equipment; and

•	The negative impact from hurricanes of approximately $201 million, net of insurance recoveries.

Adjusted EBITDA increased $2.8 billion, or 36%, in 2016 primarily from:

•	Increased branded postpaid and prepaid service revenues primarily due to strong customer response to our Un-carrier initiatives and the ongoing success of our promotional activities;

•	Higher gains on disposal of spectrum licenses of $672 million; gains on disposal were $835 million in 2016 compared to $163 million in 2015;

•	Lower losses on equipment; and

•	Focused cost control and synergies realized from the MetroPCS business combination, primarily in cost of services; partially offset by

•	Higher selling, general and administrative.

Effective January 1, 2017, the imputed discount on EIP receivables, which was previously recognized within Interest income in our Consolidated Statements of Comprehensive Income, is recognized within Other revenues in our Consolidated Statements of Comprehensive Income. Due to this presentation, the imputed discount on EIP receivables is included in Adjusted EBITDA. See Note 1 - Summary of Significant Accounting Policies of Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

We have applied this change retrospectively and presented the effect on the years ended December 31, 2016 and 2015, in the table below.

	Year Ended December 31, 2016			Year Ended December 31, 2015
(in millions)	As Filed	Change in Accounting Principle	As Adjusted	As Filed	Change in Accounting Principle	As Adjusted
Operating income	$3,802	$248	$4,050	$2,065	$414	$2,479
Interest income	261	(248)	13	420	(414)	6
Net income	1,460	—	1,460	733	—	733
Net income as a percentage of service revenue	5%	—%	5%	3%	—%	3%
Adjusted EBITDA	$10,391	$248	$10,639	$7,393	$414	$7,807
Adjusted EBITDA margin (Adjusted EBITDA divided by service revenues)	37%	1%	38%	30%	1%	31%

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of long-term debt and common stock, capital leases, the sale of certain receivables, financing arrangements of vendor payables which effectively extend payment terms and secured and unsecured revolving credit facilities with DT.

Cash Flows

The following is an analysis of our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,			2017 Versus 2016		2016 Versus 2015
(in millions)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$7,962	$6,135	$5,414	$1,827	30%	$721	13%
Net cash used in investing activities	(11,064)	(5,680)	(9,560)	(5,384)	95%	3,880	(41)%
Net cash (used in) provided by financing activities	(1,179)	463	3,413	(1,642)	(355)%	(2,950)	(86)%

Operating Activities

Net cash provided by operating activities increased $1.8 billion, or 30%, in 2017 primarily from:

•	$3.1 billion increase in Net income;

•
$2.0 billion decrease in net non-cash adjustments to Net income primarily due to changes in Deferred income tax expense and Depreciation and amortization, partially offset by Gains on disposal of spectrum licenses; and

•
$757 million decrease in net cash outflows from changes in working capital primarily due to improvements in Accounts payable and accrued liabilities, Deferred purchase price from sales of receivables and Accounts receivable, partially offset by changes in Equipment installment plan receivables and Other current and long-term assets and liabilities. The change in EIP receivables was primarily due to a decrease in net cash proceeds from the sale of EIP receivables as the year ended December 31, 2016 benefited from net cash proceeds of $361 million related to upsizing of the EIP securitization facility.

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

Investing Activities

Net cash used in investing activities increased $5.4 billion, or 95%, in 2017 primarily from:

•	A $3.0 billion decrease in Sales of short-term investments;

•
A $1.9 billion increase in Purchases of spectrum licenses and other intangible assets, including deposits, primarily driven by our winning bid for 1,525 licenses in the 600 MHz spectrum auction during the second quarter of 2017; and

•
A $535 million increase in Purchases of property and equipment, including capitalized interest primarily driven by growth in network build as we continued deployment of low band spectrum, including beginning deployment of 600 MHz.

Cash used in investing activities decreased $3.9 billion, or 41%, in 2016, to a use of $5.7 billion primarily from:

•	$4.7 billion for Purchases of property and equipment, including capitalized interest of $142 million primarily related to the build-out of our 4G LTE network;

•	$4.0 billion for Purchases of spectrum licenses and other intangible assets, including a $2.2 billion deposit made to a third party in connection with a potential asset purchase; partially offset by

•	$3.0 billion in Sales of short-term investments.

Financing Activities

Net cash used in and provided by financing activities changed by $1.6 billion to a use of $1.2 billion, in 2017 primarily from:

•	$10.2 billion for Repayments of long-term debt;

•	$2.9 billion for Repayments of our revolving credit facility;

•	$486 million for Repayments of capital lease obligations;

•	$427 million for Repurchases of common shares; and

•	$300 million for Repayments of short-term debt for purchases of inventory, property and equipment, net; partially offset by

•	$10.5 billion in Proceeds from issuance of long-term debt; and

•	$2.9 billion in Proceeds from borrowing on our revolving credit facility.

Cash provided by financing activities decreased $3.0 billion, or 86%, in 2016, to an inflow of $463 million primarily from:

•	$997 million in Proceeds from issuance of long-term debt; partially offset by

•	$205 million for Repayments of capital lease obligations;

•	$150 million for Repayments of short-term debt for purchases of inventory, property and equipment, net; and

•	$121 million for Tax withholdings on share-based awards.

Cash and Cash Equivalents

As of December 31, 2017, our Cash and cash equivalents were $1.2 billion.

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

The following table illustrates the calculation of Free Cash Flow and reconciles Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,			2017 Versus 2016		2016 Versus 2015
(in millions)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$7,962	$6,135	$5,414	$1,827	30%	$721	13%
Cash purchases of property and equipment	(5,237)	(4,702)	(4,724)	(535)	11%	22	—%
Free Cash Flow	$2,725	$1,433	$690	$1,292	90%	$743	108%

Free Cash Flow increased $1.3 billion in 2017 primarily from:

•	Higher net cash provided by operating activities, as described above; partially offset by

•
Higher purchases of property and equipment primarily due to growth in network build as we deployed 700 MHz spectrum and began to deploy 600 MHz. Cash purchases of property and equipment includes capitalized interest of $136 million and $142 million for 2017 and 2016, respectively.

Free Cash Flow increased $743 million in 2016 primarily from:

•	Higher net cash provided by operating activities, as described above; and

•
Lower purchases of property and equipment from the build-out of our 4G LTE network in 2016, as described above. Cash purchases of property and equipment includes capitalized interest of $142 million and $246 million for 2016 and 2015, respectively.

We adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” on January 1, 2018. The standard will require a retrospective approach and impact the presentation of cash flows related to beneficial interests in securitization transactions, which is the deferred purchase price, resulting in a reclassification of cash inflows from Operating activities to Investing activities of approximately $4.3 billion and $3.5 billion for the years ended December 31, 2017 and 2016, respectively, in our Consolidated Statements of Cash Flows. The standard will also impact the presentation of cash payments for debt prepayment or debt extinguishment costs, resulting in a reclassification of cash outflows from Operating activities to Financing activities of $188 million for the year ended December 31, 2017, in our consolidated financial statements. In the first quarter of 2018, we plan to redefine Free Cash Flow to reflect the above changes in classification and present cash flows on a consistent basis for investor transparency. See Note 1 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding recently issued accounting standards.

Debt

As of December 31, 2017, our total debt was $28.3 billion, excluding our tower obligations, of which $26.7 billion was classified as long-term debt. Significant debt-related activity during 2017 included:

Debt to Third Parties

Issuances and Borrowings

During the year ended December 31, 2017, we issued the following Senior Notes:

(in millions)	Principal Issuances	Issuance Costs	Net Proceeds from Issuance of Long-Term Debt
4.000% Senior Notes due 2022	$500	$2	$498
5.125% Senior Notes due 2025	500	2	498
5.375% Senior Notes due 2027	500	1	499
Total of Senior Notes issued	$1,500	$5	$1,495

On March 16, 2017, T-Mobile USA and certain of its affiliates, as guarantors, issued a total of $1.5 billion of public Senior Notes with various interest rates and maturity dates. Issuance costs related to the public debt issuance totaled $5 million for the year ended December 31, 2017. We used the net proceeds of $1.495 billion from the transaction to redeem callable high yield debt.

On January 25, 2018, T-Mobile USA and certain of its affiliates, as guarantors, (i) issued $1.0 billion of public 4.500% Senior Notes due 2026 and (ii) issued $1.5 billion of public 4.750% Senior Notes due 2028. We intend to use the net proceeds of $2.493 billion from the transaction to redeem up to $1.75 billion of 6.625% Senior Notes due 2023, and up to $600 million of 6.836% Senior Notes due 2023, with the balance to be used for general corporate purposes, including partial pay down of borrowings under our revolving credit facility with DT. Issuance costs related to the public debt issuance totaled approximately $7 million.

Notes Redemptions

During the year ended December 31, 2017, we made the following note redemptions:

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

(1)
Write-off of premiums, discounts, issuance costs and call penalties are included in Other expense, net in our Consolidated Statements of Comprehensive Income. Write-off of premiums, discounts and issuance costs are included in Other, net within Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

(2)	The call penalty is the excess paid over the principal amount. Call penalties are included within Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

Prior to December 31, 2017, we delivered a notice of redemption on $1.0 billion aggregate principal amount of our 6.125% Senior Notes due 2022. The notes were redeemed on January 15, 2018, at a redemption price equal to 103.063% of the principal amount of the notes (plus accrued and unpaid interest thereon). The redemption premium was approximately $31 million and the write-off of issuance costs was approximately $1 million. The outstanding principal amount was reclassified from Long-term debt to Short-term debt in our Consolidated Balance Sheets as of December 31, 2017.

Debt to Affiliates

Issuances and Borrowings

During the year ended December 31, 2017, we made the following borrowings:

(in millions)	Net Proceeds from Issuance of Long-Term Debt	Extinguishments	Write-off of Discounts and Issuance Costs (1)
LIBOR plus 2.00% Senior Secured Term Loan due 2022	$2,000	$—	$—
LIBOR plus 2.00% Senior Secured Term Loan due 2024	2,000	—	—
LIBOR plus 2.750% Senior Secured Term Loan (2)	—	(1,980)	13
Total	$4,000	$(1,980)	$13

(1)
Write-off of discounts and issuance costs are included in Other expense, net in our Consolidated Statements of Comprehensive Income and Other, net within Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

(2)	Our Senior Secured Term Loan extinguished during the year ended December 31, 2017 was Third Party debt.

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

On January 31, 2017, the loans under the Incremental Term Loan Facility were drawn in two tranches: (i) $2.0 billion of which bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.00% and matures on November 9, 2022, and (ii) $2.0 billion of which bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.25% and matures on January 31, 2024. In July 2017, we repriced the $2.0 billion Incremental Term Loan Facility maturing on January 31, 2024, with DT by reducing the interest rate to a per annum rate of LIBOR plus a margin of 2.00%. No issuance fees were incurred related to this debt agreement for the year ended December 31, 2017.

On March 31, 2017, the Incremental Term Loan Facility was amended to waive all interim principal payments. The outstanding principal balance will be due at maturity.

During the year ended December 31, 2017, we issued the following Senior Notes to DT:

(in millions)	Principal Issuances (Redemptions)	Discounts (1)	Net Proceeds from Issuance of Long-Term Debt
4.000% Senior Notes due 2022	$1,000	$(23)	$977
5.125% Senior Notes due 2025	1,250	(28)	1,222
5.375% Senior Notes due 2027 (2)	1,250	(28)	1,222
6.288% Senior Reset Notes due 2019	(1,250)	—	(1,250)
6.366% Senior Reset Notes due 2020	(1,250)	—	(1,250)
Total	$1,000	$(79)	$921

(1)	Discounts reduce Proceeds from issuance of long-term debt and are included within Net cash (used in) provided by financing activities in our Consolidated Statements of Cash Flows.

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

Net proceeds from the issuance of the new DT Notes were $921 million and are included in Proceeds from issuance of long-term debt in our Consolidated Statements of Cash Flows.

On May 9, 2017, we exercised our option under existing purchase agreements and issued the following Senior Notes to DT:

(in millions)	Principal Issuances	Premium	Net Proceeds from Issuance of Long-Term Debt
5.300% Senior Notes due 2021	$2,000	$—	$2,000
6.000% Senior Notes due 2024	1,350	40	1,390
6.000% Senior Notes due 2024	650	24	674
Total	$4,000	$64	$4,064

The proceeds were used to fund a portion of the purchase price of spectrum licenses won in the 600 MHz spectrum auction. Net proceeds from these issuances include $64 million in debt premiums. See Note 5 - Goodwill, Spectrum Licenses and Other Intangible Assets of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

On January 22, 2018, DT agreed to purchase $1.0 billion in aggregate principal amount of 4.500% Senior Notes due 2026 and $1.5 billion in aggregate principal amount of 4.750% Senior Notes due 2028 directly from T-Mobile USA and certain of its affiliates, as guarantors, with no underwriting discount (the “DT Notes”).

DT has agreed that the payment for the DT notes will be made by delivery of $1.25 billion in aggregate principal amount of 8.097% Senior Reset Notes due 2021 and $1.25 billion in aggregate principal amount of 8.195% Senior Reset Notes due 2022 (collectively, the “DT Senior Reset Notes”) held by DT and which T-Mobile USA will have called for redemption, in exchange for the DT notes. In connection with such exchange, we will pay DT in cash the premium portion of the redemption price set forth in the indenture governing the DT Senior Reset Notes, plus accrued but unpaid interest on the DT Senior Reset Notes to, but not including, the exchange date.

The closing of the issuance and sale of the DT notes to DT, and exchange of the DT Senior Reset Notes, is expected to occur on or about April 30, 2018.

Financing Arrangements

We maintain a handset financing arrangement with Deutsche Bank AG (“Deutsche Bank”), which allows for up to $108 million in borrowings. Under the handset financing arrangement, we can effectively extend payment terms for invoices payable to certain handset vendors. The interest rate on the handset financing arrangement is determined based on LIBOR plus a specified margin per the arrangement. Obligations under the handset financing arrangement are included in Short-term debt in our Consolidated Balance Sheets. In 2016, we utilized and repaid $100 million under the financing arrangement. As of December 31, 2017 and 2016, there was no outstanding balance.

We maintain vendor financing arrangements with our primary network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. The interest rate on the vendor financing arrangements is determined based on the difference between LIBOR and a specified margin per the agreements. Obligations under the vendor financing arrangements are included in Short-term debt in our Consolidated Balance Sheets. In 2017, we utilized and repaid $300 million under the financing arrangement. As of December 31, 2017 and 2016, there was no outstanding balance.

Revolving Credit Facility

We had an unsecured revolving credit facility with Deutsche Telekom which allowed for up to $500 million in borrowings. In December 2016, we terminated our $500 million unsecured revolving credit facility with Deutsche Telekom.

In December 2016, T-Mobile USA entered into a $2.5 billion revolving credit facility with Deutsche Telekom which comprised of (i) a three-year $1.0 billion unsecured revolving credit agreement and (ii) a three-year $1.5 billion secured revolving credit agreement. The applicable margin for the Unsecured Revolving Credit Facility ranges from 2.00% to 3.25% per annum for Eurodollar Rate loans. The applicable margin for the Secured Revolving Credit Facility ranges from 1.00% to 1.75% per annum for Eurodollar Rate loans. As of December 31, 2017 and 2016, there were no outstanding borrowings under the revolving credit facility.

In January 2018, we utilized proceeds under the revolving credit facility to redeem $1.0 billion in aggregate principal amount of our 6.125% Senior Notes due 2022 and for general corporate purposes. As of February 5, 2018, there were no outstanding borrowings on the revolving credit facility. The Proceeds and borrowings from the revolving credit facility are presented in Proceeds from borrowing on revolving credit facility and Repayments of revolving credit facility within Net cash (used in) provided by financing activities in our Consolidated Statements of Cash Flows.

See Note 7 - Debt of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

We could seek additional sources of liquidity, including through the issuance of additional long-term debt in 2018, to continue to opportunistically acquire spectrum licenses or other assets in private party transactions or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for spectrum acquisitions or other assets, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption of high yield callable debt and stock purchases.

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

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries (each as defined in Note 16 – Guarantor Financial Information of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form

10-K) to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of December 31, 2017.

Capital Lease Facilities

We have entered into uncommitted capital lease facilities with certain partners, which provide us with the ability to enter into capital leases for network equipment and services. As of December 31, 2017, we have committed to $2.1 billion of capital leases under these capital lease facilities, of which $887 million was executed during the year ended December 31, 2017.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure. Property and equipment capital expenditures primarily relate to our network transformation, including the build out of 700 MHz A-Block and 600 MHz spectrum licenses. We expect cash purchases of property and equipment, excluding capitalized interest, to be in the range of $4.9 billion to $5.3 billion in 2018. This includes expenditures for 5G deployment. Similar to 2017, cash capital expenditures will be front-end loaded in 2018 due to the build out of 600 MHz spectrum licenses. This does not include property and equipment obtained through capital lease agreements, leased wireless devices transferred from inventory or any additional purchases of spectrum licenses.

In April 2017, the FCC announced that we were the winning bidder of 1,525 licenses in the 600 MHz spectrum auction for an aggregate price of $8.0 billion. At the inception of the auction in June 2016, we deposited $2.2 billion with the FCC which, based on the outcome of the auction, was sufficient to cover our down payment obligation due in April 2017. In May 2017, we paid the FCC the remaining $5.8 billion of the purchase price using cash reserves and by issuing debt to DT, our majority stockholder, pursuant to existing debt purchase commitments. See Note 7 - Debt of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

The $5.8 billion payment of the purchase price is included in Purchases of spectrum licenses and other intangible assets, including deposits within Net cash used in investing activities in our Consolidated Statements of Cash Flows. The licenses are included in Spectrum licenses as of December 31, 2017, on our Consolidated Balance Sheets. We began deployment of these licenses on our network in the third quarter of 2017. See Note 5 - Goodwill, Spectrum Licenses and Other Intangible Assets of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Contractual Obligations

The following table summarizes our contractual obligations and borrowings as of December 31, 2017 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

(in millions)	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$1,000	$—	$8,000	$17,450	$26,450
Interest on long-term debt	1,501	2,939	2,539	1,976	8,955
Capital lease obligations, including interest and maintenance	682	972	218	172	2,044
Tower obligations (2)	189	379	381	1,006	1,955
Operating leases (3)	2,448	4,083	2,686	2,251	11,468
Purchase obligations (4)	2,146	2,216	1,492	960	6,814
Network decommissioning (5)	101	123	60	21	305
Total contractual obligations	$8,067	$10,712	$15,376	$23,836	$57,991

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

(3)
Future minimum lease payments for all cell site leases presented above to include payments due for the initial non-cancelable lease term only as they represent the payments which we cannot avoid at our option and also corresponds to our lease term assessment for new leases.

(4)
The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contracts. Termination penalties are included in the above table as payments due as of the earliest we could exit the contract, typically in less than one year. For certain contracts that include fixed volume purchase commitments and fixed prices for various products, the purchase obligations are calculated using fixed volumes and contractually fixed prices for the products that are expected to be purchased. This table does not include open purchase orders as of December 31, 2017 under normal business purposes. See Note 13 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

(5)	Represents future undiscounted cash flows related to decommissioned MetroPCS CDMA network and certain other redundant cell sites as of December 31, 2017.

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

In January 2018, we closed on a Unit Purchase Agreement to acquire the remaining equity in INS, a 54% owned unconsolidated subsidiary, for a purchase price of $25 million. See Note 13 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

In January 2018, we closed on our previously announced acquisition of Layer3 TV, Inc. (“Layer3 TV”) for consideration of approximately $325 million, subject to customary working capital and other post-closing adjustments. Upon closing of the transaction, Layer3 TV became a wholly-owned consolidated subsidiary. See Note 13 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Off-Balance Sheet Arrangements

In 2015, we entered into an arrangement, as amended, to sell certain EIP accounts receivable on a revolving basis as an additional source of liquidity. In August 2017, the arrangement was amended to reduce the maximum funding commitment to $1.2 billion and extend the scheduled expiration date to November 2018. In December 2017, the arrangement was again amended to increase the maximum funding commitment to $1.3 billion. See Note 3 – Sales of Certain Receivables of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

In 2014, we entered into an arrangement, as amended, to sell certain service accounts receivable on a revolving basis as an additional source of liquidity. In November 2016, the arrangement was amended to increase the maximum funding commitment to $950 million and extend the scheduled expiration date to March 2018. In February 2018, the arrangement was again amended to extend the scheduled expiration date to March 2019. As of December 31, 2017, T-Mobile derecognized net receivables of $2.7 billion upon sale through these arrangements. See Note 3 – Sales of Certain Receivables of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Related-Party Transactions

During the year ended December 31, 2017, we entered into certain debt related transactions with affiliates. See Note 7 – Debt of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the year ended December 31, 2017, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with DT. We have relied upon DT for information regarding their activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company (“MTN Irancell”), Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the year ended December 31, 2017, gross revenues of all DT affiliates generated by roaming and interconnection traffic with Iran were less than $4 million and estimated net profits were less than $4 million.

In addition, DT, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the year ended December 31, 2017 were less than $0.4 million. We understand that DT intends to continue these activities.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition as they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. See Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Six of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Actual results could differ from those estimates.
Management and the Audit Committee of the Board of Directors have reviewed and approved these critical accounting policies.

Allowances

We maintain an allowance for credit losses, which is management’s estimate of such losses inherent in the receivables portfolio, comprised of accounts receivable and EIP receivable segments. Changes in the allowance for credit losses and, therefore, in related provision for credit losses (“bad debt expense”) can materially affect earnings. Credit risk characteristics are assessed for each receivable segment. In applying the judgment and review required to determine the allowance for credit losses, management considers a number of factors, including customer behavior, credit quality of the customer base and other qualitative factors such as macro-economic conditions. While our methodology attributes portions of the allowance to specific portfolio segments, the entire allowance for credit losses is available to absorb credit losses inherent in the total receivables portfolio.

Management also considers an amount that represents management’s judgment of risks inherent in the process and assumptions used in establishing the allowance for credit losses, including process risk and other subjective factors, including industry trends and emerging risk assessments.

To the extent that actual loss experience differs significantly from historical trends or assumptions, the appropriate allowance levels for realized credit losses could differ from the estimate. We write off account balances if collection efforts are unsuccessful and the receivable balance is deemed uncollectible, based on customer credit ratings and the length of time from the original billing date.

We offer certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 24 months using a zero interest EIP. At the time of an installment sale, we impute a discount for interest and record the EIP receivables at their present value, which is determined by discounting future payments at the imputed interest rate. The difference between the present value of the EIP receivables and their face amount results in a discount which is recorded as a direct reduction to the carrying value of the EIP receivable with a corresponding reduction to equipment revenue. The imputed discount rate is primarily comprised of current market interest rates and the estimated credit risk on the EIP receivables. As a result, we do not recognize a separate valuation allowance at the time of issuance as the effects of uncertainty about future cash flows are included in the initial present value measurement of the EIP receivable. The imputed discount on EIP receivables is amortized over the financed installment term using the effective interest method and recognized as Other revenues in our Consolidated Statements of Comprehensive Income.

Subsequent to the initial determination of the imputed discount, we recognize an allowance for credit losses to the extent the amount of estimated credit losses on the gross EIP receivable segment exceed the remaining unamortized imputed discount balances.

Total imputed discount and allowances as of December 31, 2017 and 2016 was approximately 8.1% and 8.0%, respectively, of the total amount of gross accounts receivable, including EIP receivables.

Depreciation

Depreciation commences once assets have been placed in service. We generally depreciate property and equipment over the period the property and equipment provide economic benefit. Leased wireless devices are depreciated to their estimated residual value over the period expected to provide utility to T-Mobile, which is generally shorter than the lease term and considers expected losses. Depreciable life studies are performed periodically to confirm the appropriateness of depreciable lives for certain categories of property, plant and equipment. These studies consider actual usage, physical wear and tear, replacement history and assumptions about technology evolution. When these factors indicate that an asset’s useful life is different from the previous assessment, the remaining book values are depreciated prospectively over the adjusted remaining estimated useful life. See Note 1 – Summary of Significant Accounting Policies and Note 4 – Property and Equipment of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding depreciation of assets, including management’s underlying estimates of useful lives.

Evaluation of Goodwill and Indefinite-Lived Intangible Assets for Impairment

We assess the carrying value of goodwill and other indefinite-lived intangible assets, such as our spectrum licenses, for potential impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that assets might be impaired.

When assessing goodwill for impairment we may elect to first perform a qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not the fair value of the reporting unit is less than its carrying amount, we perform a quantitative test. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

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

We test spectrum licenses for impairment on an aggregate basis, consistent with the management of the overall business at a national level. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying value. If we do not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not the fair value of the intangible asset is less than its carrying amount, we calculate the estimated fair value of the intangible asset. If the carrying amount of spectrum licenses exceeds the fair value, an impairment loss is recognized. We estimate the fair value of the spectrum licenses using the Greenfield approach, which is an income approach that estimates the price at which an orderly transaction to sell the asset would take place between market participants at the measurement date under current market conditions. The Greenfield approach values the spectrum licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the asset to be valued (in this case, spectrum licenses). The value of the spectrum licenses can be considered as equal to the present value of the cash flows of this hypothetical start-up company. We base the assumptions underlying the Greenfield approach on a combination of market participant data and our historical results, trends and business plans. Future cash flows in the Greenfield approach are based on estimates and assumptions of market participant revenues, EBITDA margin, network build-out period and a long-term growth rate for a market participant. The cash flows are discounted using a weighted average cost of capital.

The valuation approaches utilized to estimate fair value for the purposes of the impairment tests of goodwill and spectrum licenses require the use of assumptions and estimates, which involve a degree of uncertainty. If actual results or future expectations are not consistent with the assumptions, this may result in the recording of significant impairment charges on goodwill or spectrum licenses. The most significant assumptions within the valuation models are the discount rate, revenues, EBITDA margins, capital expenditures and the long-term growth rate. See Note 1 – Summary of Significant Accounting Policies and Note 5 – Goodwill, Spectrum Licenses and Other Intangible Assets of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding our annual impairment test and impairment charges.

Guarantee Liabilities

We offer a device trade-in program, JUMP!, which provides eligible customers a specified-price trade-in right to upgrade their device. Upon enrollment, participating customers must finance the purchase of a device on an EIP and have a qualifying T-Mobile monthly wireless service plan, which is treated as a single multiple-element arrangement when entered into at or near the same time. Upon qualifying JUMP! program upgrades, the customers’ remaining EIP balance is settled provided they trade-in their eligible used device in good working condition and purchase a new device from us on a new EIP.

For customers who enroll in JUMP!, we establish a liability through the reduction of revenue, for the portion of revenue which represents the estimated fair value of the specified-price trade-in right guarantee. The guarantee liability is valued based on various economic and customer behavioral assumptions, which requires judgment, including estimating the customer's remaining EIP balance at trade-in, the expected fair value of the used device at trade-in, and the probability and timing of trade-in. When customers upgrade their device, the difference between the EIP balance credit to the customer and the fair value of the returned device is recorded against the guarantee liabilities. All assumptions are reviewed periodically.

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

We account for uncertainty in income taxes recognized in the financial statements in accordance with the accounting guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We assess whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position and adjust the unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law.

Accounting Pronouncements Not Yet Adopted

See Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risks in the normal course of business, primarily from changes in interest rates, including changes in investment yields and changes in spreads due to credit risk and other factors. These risks, along with other business risks, impact our cost of capital. Our policy is to manage exposure related to fluctuations in interest rates in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. We have established interest rate risk limits that are closely monitored by measuring interest rate sensitivities of our debt portfolio. We do not foresee significant changes in the strategies used to manage market risk in the near future.

We are exposed to changes in interest rates on our Incremental Term Loan Facility with DT, our majority stockholder. See Note 7 – Debt of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

To perform the sensitivity analysis, we assessed the risk of a change in the fair value from the effect of a hypothetical interest rate change of positive 150 and negative 50 basis points. In cases where the debt is redeemable and the fair value calculation results in a liability greater than the cost to replace the debt, the maximum liability is assumed to be no greater than the current cost to redeem the debt. As of December 31, 2017, the change in the fair value of our Incremental Term Loan Facility, based on this hypothetical change, is shown in the table below:

	Carrying Amount	Fair Value	Fair Value Assuming
(in millions)			+150 Basis Point Shift	-50 Basis Point Shift
LIBOR plus 2.00% Senior Secured Term Loan due 2022	$2,000	$2,000	$1,914	$2,000
LIBOR plus 2.00% Senior Secured Term Loan due 2024	2,000	2,020	1,868	2,020

Item 8. Financial Statements and Supplementary Data

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of T-Mobile US, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of T-Mobile US, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the presentation of imputed discount on Equipment Installment Plan (“EIP”) receivables.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 7, 2018

We have served as the Company’s auditor since 2001.

T-Mobile US, Inc.
Consolidated Balance Sheets

(in millions, except share and per share amounts)	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$1,219	$5,500
Accounts receivable, net of allowances of $86 and $102	1,915	1,896
Equipment installment plan receivables, net	2,290	1,930
Accounts receivable from affiliates	22	40
Inventories	1,566	1,111
Asset purchase deposit	—	2,203
Other current assets	1,903	1,537
Total current assets	8,915	14,217
Property and equipment, net	22,196	20,943
Goodwill	1,683	1,683
Spectrum licenses	35,366	27,014
Other intangible assets, net	217	376
Equipment installment plan receivables due after one year, net	1,274	984
Other assets	912	674
Total assets	$70,563	$65,891
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$8,528	$7,152
Payables to affiliates	182	125
Short-term debt	1,612	354
Deferred revenue	779	986
Other current liabilities	414	405
Total current liabilities	11,515	9,022
Long-term debt	12,121	21,832
Long-term debt to affiliates	14,586	5,600
Tower obligations	2,590	2,621
Deferred tax liabilities	3,537	4,938
Deferred rent expense	2,720	2,616
Other long-term liabilities	935	1,026
Total long-term liabilities	36,489	38,633
Commitments and contingencies (Note 13)
Stockholders' equity
5.50% Mandatory Convertible Preferred Stock Series A, par value $0.00001 per share, 100,000,000 shares authorized; 0 and 20,000,000 shares issued; 0 and 20,000,000 shares outstanding; $0 and $1,000 aggregate liquidation value	—	—
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 860,861,998 and 827,768,818 shares issued, 859,406,651 and 826,357,331 shares outstanding	—	—
Additional paid-in capital	38,629	38,846
Treasury stock, at cost, 1,455,347 and 1,411,487 shares issued	(4)	(1)
Accumulated other comprehensive income	8	1
Accumulated deficit	(16,074)	(20,610)
Total stockholders' equity	22,559	18,236
Total liabilities and stockholders' equity	$70,563	$65,891

The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
(in millions, except share and per share amounts)		(As Adjusted - See Note 1)
Revenues
Branded postpaid revenues	$19,448	$18,138	$16,383
Branded prepaid revenues	9,380	8,553	7,553
Wholesale revenues	1,102	903	692
Roaming and other service revenues	230	250	193
Total service revenues	30,160	27,844	24,821
Equipment revenues	9,375	8,727	6,718
Other revenues	1,069	919	928
Total revenues	40,604	37,490	32,467
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	6,100	5,731	5,554
Cost of equipment sales	11,608	10,819	9,344
Selling, general and administrative	12,259	11,378	10,189
Depreciation and amortization	5,984	6,243	4,688
Cost of MetroPCS business combination	—	104	376
Gains on disposal of spectrum licenses	(235)	(835)	(163)
Total operating expense	35,716	33,440	29,988
Operating income	4,888	4,050	2,479
Other income (expense)
Interest expense	(1,111)	(1,418)	(1,085)
Interest expense to affiliates	(560)	(312)	(411)
Interest income	17	13	6
Other expense, net	(73)	(6)	(11)
Total other expense, net	(1,727)	(1,723)	(1,501)
Income before income taxes	3,161	2,327	978
Income tax benefit (expense)	1,375	(867)	(245)
Net income	4,536	1,460	733
Dividends on preferred stock	(55)	(55)	(55)
Net income attributable to common stockholders	$4,481	$1,405	$678

Net income	$4,536	$1,460	$733
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities, net of tax effect $2, $1 and $(1)	7	2	(2)
Other comprehensive income (loss)	7	2	(2)
Total comprehensive income	$4,543	$1,462	$731
Earnings per share
Basic	$5.39	$1.71	$0.83
Diluted	$5.20	$1.69	$0.82
Weighted average shares outstanding
Basic	831,850,073	822,470,275	812,994,028
Diluted	871,787,450	833,054,545	822,617,938

The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2017	2016	2015
Operating activities
Net income	$4,536	$1,460	$733
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,984	6,243	4,688
Stock-based compensation expense	306	235	201
Deferred income tax (benefit) expense	(1,404)	914	256
Bad debt expense	388	477	547
Losses from sales of receivables	299	228	204
Deferred rent expense	76	121	167
Gains on disposal of spectrum licenses	(235)	(835)	(163)
Change in fair value of embedded derivatives	(52)	(25)	148
Changes in operating assets and liabilities
Accounts receivable	(444)	(603)	(259)
Equipment installment plan receivables	(894)	97	1,089
Inventories	(844)	(802)	(2,495)
Deferred purchase price from sales of receivables	(86)	(270)	(185)
Other current and long-term assets	(575)	(133)	(217)
Accounts payable and accrued liabilities	1,079	(1,201)	693
Other current and long-term liabilities	(233)	158	22
Other, net	61	71	(15)
Net cash provided by operating activities	7,962	6,135	5,414
Investing activities
Purchases of property and equipment, including capitalized interest of $136, $142 and $246	(5,237)	(4,702)	(4,724)
Purchases of spectrum licenses and other intangible assets, including deposits	(5,828)	(3,968)	(1,935)
Purchases of short-term investments	—	—	(2,997)
Sales of short-term investments	—	2,998	—
Other, net	1	(8)	96
Net cash used in investing activities	(11,064)	(5,680)	(9,560)
Financing activities
Proceeds from issuance of long-term debt	10,480	997	3,979
Proceeds from tower obligations	—	—	140
Proceeds from borrowing on revolving credit facility	2,910	—	—
Repayments of revolving credit facility	(2,910)	—	—
Repayments of capital lease obligations	(486)	(205)	(57)
Repayments of short-term debt for purchases of inventory, property and equipment, net	(300)	(150)	(564)
Repayments of long-term debt	(10,230)	(20)	—
Proceeds from exercise of stock options	21	29	47
Repurchases of common shares	(427)	—	—
Tax withholdings on share-based awards	(166)	(121)	(156)
Dividends on preferred stock	(55)	(55)	(55)
Other, net	(16)	(12)	79
Net cash (used in) provided by financing activities	(1,179)	463	3,413
Change in cash and cash equivalents	(4,281)	918	(733)
Cash and cash equivalents
Beginning of period	5,500	4,582	5,315
End of period	$1,219	$5,500	$4,582
Supplemental disclosure of cash flow information
Interest payments, net of amounts capitalized, $79, $0 and $0 of which recorded as debt discount (Note 7)	$2,028	$1,681	$1,298
Income tax payments	31	25	54
Changes in accounts payable for purchases of property and equipment	313	285	46
Leased devices transferred from inventory to property and equipment	1,131	1,588	2,451
Returned leased devices transferred from property and equipment to inventory	(742)	(602)	(166)
Issuance of short-term debt for financing of property and equipment	292	150	500
Assets acquired under capital lease obligations	887	799	470

The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Consolidated Statement of Stockholders’ Equity

(in millions, except shares)	Preferred Stock Outstanding	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2014	20,000,000	807,468,603	$—	$38,503	$1	$(22,841)	$15,663
Net income	—	—	—	—	—	733	733
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	227	—	—	227
Exercise of stock options	—	2,381,650	—	47	—	—	47
Stock issued for employee stock purchase plan	—	761,085	—	21	—	—	21
Issuance of vested restricted stock units	—	11,956,345	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	—	(4,176,464)	—	(156)	—	—	(156)
Excess tax benefit from stock-based compensation	—	—	—	79	—	—	79
Dividends on preferred stock	—	—	—	(55)	—	—	(55)
Balance as of December 31, 2015	20,000,000	818,391,219	—	38,666	(1)	(22,108)	16,557
Net income	—	—	—	—	—	1,460	1,460
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation	—	—	—	264	—	—	264
Exercise of stock options	—	982,904	—	29	—	—	29
Stock issued for employee stock purchase plan	—	1,905,534	—	63	—	—	63
Issuance of vested restricted stock units	—	7,712,463	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	—	(2,605,807)	—	(122)	—	—	(122)
Transfer RSU to NQDC plan	—	(28,982)	(1)	1	—	—	—
Dividends on preferred stock	—	—	—	(55)	—	—	(55)
Prior year Retained Earnings	—	—	—	—	—	38	38
Balance as of December 31, 2016	20,000,000	826,357,331	(1)	38,846	1	(20,610)	18,236
Net income	—	—	—	—	—	4,536	4,536
Other comprehensive income	—	—	—	—	7	—	7
Stock-based compensation	—	—	—	344	—	—	344
Exercise of stock options	—	450,493	—	19	—	—	19
Stock issued for employee stock purchase plan	—	1,832,043	—	82	—	—	82
Issuance of vested restricted stock units	—	8,338,271	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	—	(2,754,721)	—	(166)	—	—	(166)
Mandatory conversion of preferred shares to common shares	(20,000,000)	32,237,983	—	—	—	—	—
Repurchases of common stock	—	(7,010,889)	—	(444)	—	—	(444)
Transfer RSU to NQDC plan	—	(43,860)	(3)	3	—	—	—
Dividends on preferred stock	—	—	—	(55)	—	—	(55)
Balance as of December 31, 2017	—	859,406,651	$(4)	$38,629	$8	$(16,074)	$22,559

The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Index for Notes to the Consolidated Financial Statements

T-Mobile US, Inc.
Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Description of Business

T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”), together with its consolidated subsidiaries, is a leading provider of mobile communications services, including voice, messaging and data, under its flagship brands, T-Mobile and MetroPCS, in the United States (“U.S.”), Puerto Rico and the U.S. Virgin Islands. We provide mobile communications services primarily using 4G Long-Term Evolution (“LTE”) technology. We also offer a wide selection of wireless devices, including handsets, tablets and other mobile communication devices, and accessories for sale, as well as financing through Equipment Installment Plans (“EIP”) and leasing through JUMP! On Demand™. Additionally, we provide reinsurance for handset insurance policies and extended warranty contracts offered to our mobile communications customers.

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

Certain prior year amounts have been reclassified, such as those relating to the imputed discount on EIP receivables reclassified from Interest income to Other revenues in our Consolidated Statements of Comprehensive Income, to conform to the current year’s presentation. See “Change in Accounting Principle” below.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions which affect the financial statements and accompanying notes. Examples include service revenues earned but not yet billed, service revenues billed but not yet earned, relative selling prices, allowances for credit losses and sales returns, discounts for imputed interest on EIP receivables, guarantee liabilities, losses incurred but not yet reported, tax liabilities, deferred income taxes including valuation allowances, useful lives of long-lived assets, cost estimates of asset retirement obligations, residual values on leased handsets, reasonably assured renewal terms for operating leases, stock-based compensation forfeiture rates, and fair value measurements, including those related to goodwill, spectrum licenses, intangible assets, beneficial interests in factoring and securitization transactions and derivative financial instruments. Estimates are based on historical experience, where applicable, and other assumptions which our management believes are reasonable under the circumstances. These estimates are inherently subject to judgment and actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid money market funds and U.S. Treasury securities with remaining maturities of three months or less at the date of purchase.

Receivables and Allowance for Credit Losses

Accounts receivable consist primarily of amounts currently due from customers, other carriers and third-party retail channels. Accounts receivable not held for sale are reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for credit losses. Accounts receivable held for sale are reported at the lower of amortized cost or fair value. We have an arrangement to sell the majority of service accounts receivable on a revolving basis, which are treated as sales of financial assets.

We offer certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 24 months using an EIP. EIP receivables not held for sale are reported in the balance sheet at outstanding principal adjusted for any charge-offs, allowance for credit losses and unamortized discounts. Receivables held for sale are reported at the lower of amortized cost or fair value. At the time of an installment sale, we impute a discount for interest as there is no stated rate of interest on the EIP receivables and record the EIP receivables at their present value, which is determined by discounting future payments at the imputed interest rate. The difference between the present value of the EIP receivables and their face amount results in a discount which is recorded as a direct reduction to the carrying value with a corresponding reduction to equipment revenues in our Consolidated Statements of Comprehensive Income. We determine the imputed discount rate based primarily on current market interest rates and the estimated credit risk on the EIP receivables. As a result, we do not recognize a separate valuation allowance at the time of issuance as the effects of uncertainty about future cash flows are included in the initial present value measurement of the receivable. The imputed discount on EIP receivables is amortized over the financed installment term using the effective interest method and recognized as Other revenues in our Consolidated Statements of Comprehensive Income.

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

We maintain an allowance for credit losses and determine its appropriateness through an established process that assesses the losses inherent in our receivables portfolio. We develop and document our allowance methodology at the portfolio segment level - accounts receivable portfolio and EIP receivable portfolio segments. While we attribute portions of the allowance to our respective accounts receivable and EIP portfolio segments, the entire allowance is available to absorb credit losses inherent in the total receivables portfolio.

Our process involves procedures to appropriately consider the unique risk characteristics of our accounts receivable and EIP receivable portfolio segments. For each portfolio segment, losses are estimated collectively for groups of receivables with similar characteristics. Our allowance levels are influenced by receivable volumes, receivable delinquency status, historical loss experience and other conditions influencing loss expectations, such as macro-economic conditions.

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

We introduced JUMP! On Demand, which allows customers to lease a device over a period of up to 18 months and upgrade it for a new device up to one time per month. To date, all of our leased devices were classified as operating leases. At operating lease inception, leased wireless devices are transferred from inventory to property and equipment. Leased wireless devices are depreciated to their estimated residual value over the period expected to provide utility to us, which is generally shorter than the lease term and considers expected losses. Revenues associated with the leased wireless devices, net of incentives, are generally recognized over the lease term. Upon device upgrade or at lease end, customers must return or purchase their device. Returned devices transferred from Property and equipment, net are recorded as inventory and are valued at the lower of cost or market with any write-down to market recognized as Cost of equipment sales in our Consolidated Statements of Comprehensive Income.

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

We capitalize certain costs incurred in connection with developing or acquiring internal use software. Capitalization of software costs commences once the final selection of the specific software solution has been made and management authorizes and commits to funding the software project. Capitalized software costs are included in Property and equipment, net in our Consolidated Balance Sheets and are amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

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

When assessing goodwill for impairment we may elect to first perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not the fair value of the single reporting unit is less than its carrying amount, we perform a quantitative test. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

We test our spectrum licenses for impairment on an aggregate basis, consistent with our management of the overall business at a national level. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying value. If we do not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not the fair value of the intangible asset is less than its carrying amount, we calculate the estimated fair value of the intangible asset. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized for the difference. We estimate fair value using the Greenfield methodology, which is an income approach, to estimate the price at which an orderly transaction to sell the asset would take place between market participants at the measurement date under current market conditions.

Guarantee Liabilities

We offer a device trade-in program, Just Upgrade My Phone (“JUMP!”), which provides eligible customers a specified-price trade-in right to upgrade their device. Upon enrollment, participating customers must finance the purchase of a device on an EIP and have a qualifying T-Mobile monthly wireless service plan, which is treated as a single multiple-element arrangement when entered into at or near the same time. Upon a qualifying JUMP! program upgrade, the customer’s remaining EIP balance is settled provided they trade-in their eligible used device in good working condition and purchase a new device from us on a new EIP.

For customers who enroll in JUMP!, we recognize a liability and reduce revenue for the portion of revenue which represents the estimated fair value of the specified-price trade-in right guarantee. The guarantee liability is valued based on various economic and customer behavioral assumptions, which requires judgment, including estimating the customer's remaining EIP balance at trade-in, the expected fair value of the used device at trade-in, and the probability and timing of trade-in. We assess our guarantee liability at each reporting date to determine if facts and circumstances would indicate the incurrence of an incremental contingent liability is probable and if so, reasonably estimable. The recognition and subsequent adjustments of the contingent guarantee liability as a result of these assessments are recorded as adjustments to revenue. When customers upgrade their device, the difference between the EIP balance credit to the customer and the fair value of the returned device is recorded against the guarantee liabilities.

Fair Value Measurements

We carry certain assets and liabilities at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs based on the observability as of the measurement date, is as follows:

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

Derivative Financial Instruments

Derivative financial instruments primarily relate to embedded derivatives for certain components of the reset feature of the Senior Reset Notes to affiliates, which are required to be bifurcated and are recorded on the Consolidated Balance Sheets at fair value. Changes in fair value are recognized in Interest expense to affiliates in our Consolidated Statements of Comprehensive Income. We do not enter into derivative positions for trading or speculative purposes.

Revenue Recognition

We primarily generate our revenue from providing wireless services to customers and selling or leasing devices and accessories. We offer our wireless services and devices to customers, which may be comprised of multiple contracts entered into with a customer at or near the same time. In recognizing revenue, we assess such agreements as a single bundled arrangement that may involve multiple deliverables, which include wireless services, wireless devices or a combination thereof, and allocate revenue between each deliverable based on the relative selling prices of each deliverable on a standalone basis.

Wireless Services Revenue

We generate our wireless service revenues from providing access to, and usage of, our wireless communications network. Service revenues also include revenues earned for providing value added services to customers, such as handset insurance services. Service revenues are billed either in advance or arrears or are prepaid and are recognized when the service is rendered and all other revenue recognition criteria have been met. Revenues that are not reasonably assured to be collectible are recorded on a cash basis as payments are received. The recognition of prepaid revenue is deferred until services are rendered or the customer’s rights to service expire unused. Generally, incentives given to customers are recorded as a reduction to revenue. We recognize service revenues for Data Stash plans when such services are delivered and the data is consumed, or at time of forfeiture or expiration. Revenues relating to unused data that is carried over to the following month are deferred and valued based on their relative standalone selling price. Revenue is recorded gross for arrangements involving the resale of third-party services where we are considered the primary obligor and is recorded net of associated costs incurred for services whereby we are not considered the primary obligor.

Federal Universal Service Fund (“USF”) and other fees are assessed by various governmental authorities in connection with the services we provide to our customers. When we separately bill and collect these regulatory fees from customers, they are recorded gross in Total service revenues and cost of services in our Consolidated Statements of Comprehensive Income. For the years ended December 31, 2017, 2016 and 2015, we recorded approximately $258 million, $409 million and $334 million, respectively, of USF fees on a gross basis.

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

We introduced JUMP! On Demand, which allows customers to lease a device and upgrade their leased wireless device for a new device up to one time per month. Leased wireless devices are accounted for as operating leases and lease revenues are recognized as earned on a straight-line basis over the lease term. The residual value of purchased leased devices is recorded as equipment revenues and cost of equipment sales. See Property and Equipment section above for further information.

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

Advertising Expense

We expense the cost of advertising and other promotional expenditures to market our services and products as incurred. For the years ended December 31, 2017, 2016 and 2015, advertising expenses included in Selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income were $1.8 billion, $1.7 billion and $1.6 billion, respectively.

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

We account for uncertainty in income taxes recognized in the financial statements in accordance with the accounting guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We assess whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position and adjust the unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of adjustments, net of tax, related to unrealized gains (losses) on available-for-sale securities. This is reported in Accumulated other comprehensive income as a separate component of stockholders’ equity until realized in earnings.

Stock-Based Compensation

Stock-based compensation cost for stock awards, which include restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”), is measured at fair value on the grant date and recognized as expense, net of expected forfeitures, over the related service period. The fair value of stock awards is based on the closing price of our common stock on the date of grant. RSUs are recognized as expense using the straight-line method. PRSUs are recognized as expense following a graded vesting schedule.

Earnings Per Share

Basic earnings per share is computed by dividing Net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of outstanding stock options, RSUs and PRSUs, calculated using the treasury stock method, and prior to the conversion of our preferred stock, potentially dilutive common shares included mandatory convertible preferred stock calculated using the if-converted method. See Note 12 - Earnings Per Share for further information.

Our Board of Directors authorized a share repurchase program during the fourth quarter of 2017. Repurchased shares are retired and reduce the number of shares issued and outstanding. See Note 10 - Repurchases of Common Stock for further information.

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

Change in Accounting Principle

Effective January 1, 2017, the imputed discount on EIP receivables, which is amortized over the financed installment term using the effective interest method, and was previously presented within Interest income in our Consolidated Statements of Comprehensive Income, is now presented within Other revenues in our Consolidated Statements of Comprehensive Income. We believe this presentation is preferable because it provides a better representation of amounts earned from our major ongoing operations and aligns with industry practice thereby enhancing comparability. We have applied this change retrospectively and presented the effect on the years ended December 31, 2017, 2016 and 2015, in the tables below:

	Year Ended December 31, 2017
(in millions)	Unadjusted	Change in Accounting Principle	As Adjusted
Other revenues	$789	$280	$1,069
Total revenues	40,324	280	40,604
Operating income	4,608	280	4,888
Interest income	297	(280)	17
Total other expense, net	(1,447)	(280)	(1,727)
Net income	4,536	—	4,536

	Year Ended December 31, 2016
(in millions)	As Filed	Change in Accounting Principle	As Adjusted
Other revenues	$671	$248	$919
Total revenues	37,242	248	37,490
Operating income	3,802	248	4,050
Interest income	261	(248)	13
Total other expense, net	(1,475)	(248)	(1,723)
Net income	1,460	—	1,460

	Year Ended December 31, 2015
(in millions)	As Filed	Change in Accounting Principle	As Adjusted
Other revenues	$514	$414	$928
Total revenues	32,053	414	32,467
Operating income	2,065	414	2,479
Interest income	420	(414)	6
Total other expense, net	(1,087)	(414)	(1,501)
Net income	733	—	733

The change in accounting principle did not have an impact on basic or diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 or Accumulated deficit as of December 31, 2017 and 2016.

Accounting Pronouncements Adopted During the Current Year

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this update eliminate the requirement to perform step two of the goodwill impairment test, which requires a hypothetical purchase price allocation consistent with the principles in determining fair values of assets acquired and liabilities assumed in a business combination, when an impairment is determined to have occurred. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. We adopted this new guidance in the fourth quarter of 2017. The implementation of this standard did not have an impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), and has since modified the standard with several ASUs. The standard is effective for us, and we adopted the standard, on January 1, 2018.

The standard requires entities to recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations.

The guidance permits two methods of adoption, the full retrospective method applying the standard to each prior reporting period presented, or the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients at their discretion. We will adopt the standard using the modified retrospective method with a cumulative catch up adjustment and will provide additional disclosures comparing results to previous GAAP in our 2018 consolidated financial statements. We plan to apply the new revenue standard only to contracts not completed as of the date of initial application, referred to as open contracts.

The most significant judgments and impacts upon adoption of the standard include the following items:

•
Upon adoption, we will defer (i.e. capitalize) incremental contract acquisition costs and recognize (i.e. amortize) them over the term of the initial contract and anticipated renewal contracts to which the costs relate. Deferred contract costs have an average amortization period of approximately 24 months, subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. We are utilizing the practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less which typically results in expensing commissions paid to acquire branded prepaid service contracts. As a result, incremental contract acquisition costs paid on open contracts of approximately $150 million are expected to be capitalized and subsequently amortized upon adoption on January 1, 2018 as a cumulative effect adjustment to equity, which consists primarily of commissions paid to acquire branded postpaid service contracts. Contract costs capitalized for new contracts will accumulate during 2018 as deferred assets. As a result, we expect there to be a net benefit to operating income during 2018. As capitalized costs amortize into expense over time the accretive benefit to operating income anticipated in 2018 is expected to moderate in 2019 and become insignificant in 2020 as the timing benefits of deferring these costs dissipate.

•
Under the new standard, certain commissions paid to dealers previously recognized as a reduction to revenues will be recorded as commission costs in Selling, general and administrative expense. During 2017 such commission costs were approximately $425 million.

•
Promotional bill credits offered to customers on equipment sales that are paid over time and are contingent on the customer maintaining a service contract results in an extended service contract term with multiple performance obligations, which impacts the allocation and timing of revenue recognition between service revenue and equipment revenue. A contract asset will be recorded when control of the equipment transfers to the customer, and subsequently recognized as a reduction to service revenue over the extended contract term. Contract assets of approximately $140 million are expected to be capitalized upon adoption on January 1, 2018 as a cumulative effect adjustment.

•
We are recognizing the financing component in our EIP contracts, including those financing components that are not considered to be significant to the contract. This application is consistent with our current practice of imputing interest.

We have implemented significant new revenue accounting systems, processes and internal controls over revenue recognition to assist us in the application of the new standard.

The cumulative effect of initially applying the new revenue standard on January 1, 2018 is estimated to be a decrease to Accumulated deficit of approximately $220 million.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The standard requires all lessees to report a right-of-use asset and a lease liability for most leases. The income statement recognition is similar to existing lease accounting and is based on lease classification. The standard requires lessees and lessors to classify most leases using principles similar to existing lease accounting. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. We are currently evaluating the standard, which will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. Our evaluation includes assessing which of our arrangements qualify as a lease, and aggregating lease data and related information as well as determining whether previous conclusions for certain transactions, such as failed sale leaseback arrangements under Topic 840, would change under Topic 842. We plan to adopt the standard when it becomes effective for us beginning January 1, 2019, and expect the adoption of the standard will result in the recognition of right-of-use assets and lease liabilities that have not previously been recorded, which will have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard is intended to reduce current diversity in practice and provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard is effective for us, and we adopted the standard, on January 1, 2018. The standard will require a retrospective approach. The standard will impact the presentation of cash flows related to beneficial interests in securitization transactions, which is the deferred purchase price, resulting in a reclassification of cash inflows from Operating activities to Investing activities of approximately $4.3 billion and $3.5 billion for the years ended December 31, 2017 and 2016, respectively, in our Consolidated Statements of Cash Flows. The standard will also impact the presentation of cash payments for debt prepayment or debt extinguishment costs, resulting in a reclassification of cash outflows from Operating activities to Financing activities of $188 million for the year ended December 31, 2017, in our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs. The standard will become effective for us beginning January 1, 2018, and will require any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach. The implementation of this standard is not expected to have a material impact on our consolidated financial statements.

Note 2 – Receivables and Allowance for Credit Losses

Our portfolio of receivables is comprised of two portfolio segments, accounts receivable and EIP receivables. Our accounts receivable segment primarily consists of amounts currently due from customers, including service and leased device receivables, other carriers and third-party retail channels.

Based upon customer credit profiles, we classify the EIP receivable segment into two customer classes of “Prime” and “Subprime.” Prime customer receivables are those with lower delinquency risk and Subprime customer receivables are those with higher delinquency risk. Subprime customers may be required to make a down payment on their equipment purchases. In addition, certain customers within the Subprime category are required to pay an advance deposit.

To determine a customer’s credit profile, we use a proprietary credit scoring model that measures the credit quality of a customer at the time of application for wireless communications service using several factors, such as credit bureau information, consumer credit risk scores and service plan characteristics.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	December 31, 2017	December 31, 2016
EIP receivables, gross	$3,960	$3,230
Unamortized imputed discount	(264)	(195)
EIP receivables, net of unamortized imputed discount	3,696	3,035
Allowance for credit losses	(132)	(121)
EIP receivables, net	$3,564	$2,914

Classified on the balance sheet as:
Equipment installment plan receivables, net	$2,290	$1,930
Equipment installment plan receivables due after one year, net	1,274	984
EIP receivables, net	$3,564	$2,914

To determine the appropriate level of the allowance for credit losses, we consider a number of credit quality indicators, including historical credit losses and timely payment experience as well as current collection trends such as write-off frequency and severity, aging of the receivable portfolio, credit quality of the customer base and other qualitative factors such as macro-economic conditions.

We write off account balances if collection efforts are unsuccessful and the receivable balance is deemed uncollectible, based on customer credit quality and the aging of the receivable.

For EIP receivables, subsequent to the initial determination of the imputed discount, we assess the need for and, if necessary, recognize an allowance for credit losses to the extent the amount of estimated probable losses on the gross EIP receivable balances exceed the remaining unamortized imputed discount balances.

The EIP receivables had weighted average effective imputed interest rates of 9.6% and 9.0% as of December 31, 2017 and 2016, respectively.

Activity for the years ended December 31, 2017, 2016, and 2015, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivable segments were as follows:

	December 31, 2017			December 31, 2016			December 31, 2015
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$102	$316	$418	$116	$333	$449	$83	$448	$531
Bad debt expense	104	284	388	227	250	477	182	365	547
Write-offs, net of recoveries	(120)	(273)	(393)	(241)	(277)	(518)	(149)	(333)	(482)
Change in imputed discount on short-term and long-term EIP receivables	N/A	252	252	N/A	186	186	N/A	(84)	(84)
Impact on the imputed discount from sales of EIP receivables	N/A	(183)	(183)	N/A	(176)	(176)	N/A	(63)	(63)
Allowance for credit losses and imputed discount, end of period	$86	$396	$482	$102	$316	$418	$116	$333	$449

Management considers the aging of receivables to be an important credit indicator. The following table provides delinquency status for the EIP portfolio segment on a gross basis, which we actively monitor as part of our current credit risk management practices and policies:

	December 31, 2017			December 31, 2016
(in millions)	Prime	Subprime	Total EIP Receivables, gross	Prime	Subprime	Total EIP Receivables, gross
Current - 30 days past due	$1,727	$2,133	$3,860	$1,375	$1,735	$3,110
31 - 60 days past due	17	29	46	27	38	65
61 - 90 days past due	6	16	22	7	16	23
More than 90 days past due	8	24	32	10	22	32
Total receivables, gross	$1,758	$2,202	$3,960	$1,419	$1,811	$3,230

Note 3 – Sales of Certain Receivables

We have entered into transactions to sell certain service and EIP accounts receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our consolidated financial statements, are described below.

Sales of Service Receivables

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivables on a revolving basis and in November 2016, the arrangement was amended to increase the maximum funding commitment to $950 million (the “service receivable sale arrangement”) and extend the scheduled expiration date to March 2018. In February 2018, the service receivable sale arrangement was again amended to extend the scheduled expiration date to March 2019. As of December 31, 2017 and 2016, the service receivable sale arrangement provided funding of $880 million and $907 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

In connection with the service receivable sale arrangement, we formed a wholly-owned subsidiary, which qualifies as a bankruptcy remote entity, to sell service accounts receivables (the “Service BRE”). The Service BRE does not qualify as a VIE, and due to the significant level of control we exercise over the entity, it is consolidated. Pursuant to the arrangement, certain of our wholly-owned subsidiaries transfer selected receivables to the Service BRE. The Service BRE then sells the receivables to an unaffiliated entity (the “Service VIE”), which was established to facilitate the sale of beneficial ownership interests in the receivables to certain third parties.

Variable Interest Entity

We determined that the Service VIE qualifies as a VIE as it lacks sufficient equity to finance its activities. We have a variable interest in the Service VIE, but are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the Service VIE’s economic performance. Those activities include committing the Service VIE to legal agreements to purchase or sell assets, selecting which receivables are purchased in the service receivable sale arrangement, determining whether the Service VIE will sell interests in the purchased service receivables to other parties, funding of the entity and servicing of receivables. We do not hold the power to direct the key decisions underlying these activities. For example, while we act as the servicer of the sold receivables, which is considered a significant activity of the Service VIE, we are acting as an agent in our capacity as the servicer and the counterparty to the service receivable sale arrangement has the ability to remove us as the servicing agent of the receivables at will with no recourse available to us. As we have determined we are not the primary beneficiary, the balances and results of the Service VIE are not included in our consolidated financial statements.
The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Consolidated Balance Sheets that relate to our variable interest in the Service VIE:

(in millions)	December 31, 2017	December 31, 2016
Other current assets	$236	$207
Accounts payable and accrued liabilities	25	17
Other current liabilities	180	129

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivables on a revolving basis and in August 2017, the EIP sale arrangement was amended to reduce the maximum funding commitment to $1.2 billion (the “EIP sale arrangement”) and extend the scheduled expiration date to November 2018. In December 2017, the EIP sale arrangement was again amended to increase the maximum funding commitment to $1.3 billion. As of December 31, 2017 and 2016, the EIP sale arrangement provided funding of $1.3 billion and $1.2 billion, respectively. Sales of EIP receivables occur daily and are settled on a monthly basis. The receivables consist of customer EIP balances, which require monthly customer payments for up to 24 months.

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

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Consolidated Balance Sheets that relate to the EIP BRE:

(in millions)	December 31, 2017	December 31, 2016
Other current assets	$403	$371
Other assets	109	83
Other long-term liabilities	3	4

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

The proceeds are net of the deferred purchase price, consisting of a receivable from the purchasers that entitles us to certain collections on the receivables. We recognize the collection of the deferred purchase price in Net cash provided by operating activities as it is dependent on collection of the customer receivables and is not subject to significant interest rate risk. The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of December 31, 2017 and 2016, our deferred purchase price related to the sales of service receivables and EIP receivables was $745 million and $659 million, respectively.

The following table summarizes the impacts of the sale of certain service receivables and EIP receivables in our Consolidated Balance Sheets:

(in millions)	December 31, 2017	December 31, 2016
Derecognized net service receivables and EIP receivables	$2,725	$2,502
Other current assets	639	578
of which, deferred purchase price	636	576
Other long-term assets	109	83
of which, deferred purchase price	109	83
Accounts payable and accrued liabilities	25	17
Other current liabilities	180	129
Other long-term liabilities	3	4
Net cash proceeds since inception	2,058	2,030
Of which:
Change in net cash proceeds during the year-to-date period	28	536
Net cash proceeds funded by reinvested collections	2,030	1,494

We recognized losses from sales of receivables of $299 million, $228 million and $204 million for the years ended December 31, 2017, 2016 and 2015, respectively. These losses from sales of receivables were recognized in Selling, general and administrative expense in our Consolidated Statements of Comprehensive Income. Losses from sales of receivables include adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price.

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

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.3 billion as of December 31, 2017. The maximum exposure to loss, which is a required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery. As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of our expected loss.

Note 4 – Property and Equipment

The components of property and equipment were as follows:

(in millions)	Useful Lives	December 31, 2017	December 31, 2016
Buildings and equipment	Up to 40 years	$2,066	$1,657
Wireless communications systems	Up to 20 years	32,706	29,272
Leasehold improvements	Up to 12 years	1,182	1,068
Capitalized software	Up to 10 years	10,563	8,488
Leased wireless devices	Up to 18 months	1,209	2,624
Construction in progress		1,771	2,613
Accumulated depreciation and amortization		(27,301)	(24,779)
Property and equipment, net		$22,196	$20,943

Wireless communication systems include capital lease agreements for network equipment with varying expiration terms through 2031. Capital lease assets and accumulated amortization were $2.4 billion and $533 million, and $1.6 billion and $300 million, as of December 31, 2017 and 2016, respectively.

We capitalize interest associated with the acquisition or construction of certain property and equipment and spectrum intangible assets. We recognized capitalized interest of $136 million, $142 million and $230 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The components of leased wireless devices under our JUMP! On Demand program were as follows:

(in millions)	December 31, 2017	December 31, 2016
Leased wireless devices, gross	$1,209	$2,624
Accumulated depreciation	(417)	(1,193)
Leased wireless devices, net	$792	$1,431

Future minimum payments expected to be received over the lease term related to the leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Total
Year Ended December 31,
2018	$485
2019	104
Total	$589

Total depreciation expense relating to property and equipment was $5.8 billion, $6.0 billion and $4.4 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Included in the total depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $1.0 billion, $1.5 billion and $312 million, respectively, related to leased wireless devices.

For the years ended December 31, 2017, 2016 and 2015, we recorded additional depreciation expense of $63 million, $101 million and $85 million, respectively, as a result of adjustments to useful lives of network equipment expected to be replaced in connection with our network transformation and decommissioning the MetroPCS CDMA network and redundant network cell sites.

Asset retirement obligations are primarily for certain legal obligations to remediate leased property on which our network infrastructure and administrative assets are located.

Activity in our asset retirement obligations was as follows:

(in millions)	December 31, 2017	December 31, 2016
Asset retirement obligations, beginning of year	$539	$483
Liabilities incurred	25	50
Liabilities settled	(16)	(67)
Accretion expense	27	24
Changes in estimated cash flows	(13)	49
Asset retirement obligations, end of year	$562	$539

Classified on the balance sheet as:
Other current liabilities	$3	$16
Other long-term liabilities	559	523
Asset retirement obligations	$562	$539

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $220 million and $258 million as of December 31, 2017 and 2016, respectively.

Note 5 – Goodwill, Spectrum Licenses and Other Intangible Assets

Goodwill

There were no changes in carrying values of goodwill for the years ended December 31, 2017 and 2016.

Spectrum Licenses

The following table summarizes our spectrum license activity for the years ended December 31, 2017 and 2016:

(in millions)	December 31, 2017	December 31, 2016
Spectrum licenses, beginning of year	$27,014	$23,955
Spectrum license acquisitions	8,599	3,334
Spectrum licenses transferred to held for sale	(271)	(324)
Costs to clear spectrum	24	49
Spectrum licenses, end of year	$35,366	$27,014

We had the following spectrum license transactions during 2017:

•
In March 2017, we closed on an agreement with a third party for the exchange of certain AWS and PCS spectrum licenses. Upon closing of the transaction, we recorded the spectrum licenses received at their estimated fair value of approximately $123 million and recognized a gain of $37 million included in Gains on disposal of spectrum licenses in our Consolidated Statements of Comprehensive Income.

•
In April 2017, the FCC announced that we were the winning bidder of 1,525 licenses in the 600 MHz spectrum auction for an aggregate price of $8.0 billion. At inception of the auction in June 2016, we deposited $2.2 billion with the FCC which, based on the outcome of the auction, was sufficient to cover our down payment obligation due in April 2017. In May 2017, we paid the FCC the remaining $5.8 billion of the purchase price using cash reserves and by issuing debt to Deutsche Telekom AG (“DT”), our majority stockholder, pursuant to existing purchase commitments. See Note 7 - Debt for further information. The licenses are included in Spectrum licenses as of December 31, 2017, in our Consolidated Balance Sheets. We began deployment of these licenses on our network in the third quarter of 2017.

•
In September 2017, we closed on an agreement with a third party for the exchange of certain AWS and PCS spectrum licenses. Upon closing of the transaction, we recorded the spectrum licenses received at their estimated fair value of approximately $115 million and recognized a gain of $29 million included in Gains on disposal of spectrum licenses in our Consolidated Statements of Comprehensive Income.

•
In September 2017, we entered into a Unit Purchase Agreement (“UPA”) to acquire the remaining equity in Iowa Wireless Services, LLC (“IWS”), a 54% owned unconsolidated subsidiary, for a purchase price of $25 million. On January 1, 2018, we closed on the purchase agreement and received the IWS spectrum licenses, among other assets. As of December 31, 2017, we accounted for our existing investment in IWS under the equity method as we had significant influence, but not control.

•
In December 2017, we closed on an agreement with a third party for the exchange of certain AWS and PCS spectrum licenses. Upon closing of the transaction, we recorded the spectrum licenses received at their estimated fair value of approximately $352 million and recognized a gain of $168 million included in Gains on disposal of spectrum licenses in our Consolidated Statements of Comprehensive Income.

We had the following spectrum license transactions during 2016:

•
We closed on an agreement with AT&T Inc. for the acquisition and exchange of certain spectrum licenses. Upon closing of the transaction during the first quarter of 2016, we recorded the spectrum licenses received at their estimated fair value of approximately $1.2 billion and recognized a gain of $636 million included in Gains on disposal of spectrum licenses in our Consolidated Statements of Comprehensive Income.

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

Goodwill and Other Intangible Assets Impairment Assessments

Our impairment assessment of goodwill and indefinite-lived intangible assets (spectrum licenses) resulted in no impairment as of December 31, 2017 and 2016.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	December 31, 2017			December 31, 2016
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	Up to 6 years	$1,104	$(1,016)	$88	$1,104	$(894)	$210
Trademarks and patents	Up to 19 years	307	(192)	115	303	(156)	147
Other	Up to 28 years	49	(35)	14	50	(31)	19
Other intangible assets		$1,460	$(1,243)	$217	$1,457	$(1,081)	$376

Amortization expense for intangible assets subject to amortization was $163 million, $220 million and $276 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization are summarized below:

(in millions)	Estimated Future Amortization
Year Ending December 31,
2018	$105
2019	52
2020	35
2021	14
2022	4
Thereafter	7
Total	$217

Note 6 – Fair Value Measurements and Derivative Instruments

Embedded Derivative Instruments

In connection with the business combination with MetroPCS, we issued senior reset notes to Deutsche Telekom. The interest rates were adjusted at the reset dates to rates defined in the applicable supplemental indentures to manage interest rate risk related to the senior reset notes. We determined certain components of the reset feature are required to be bifurcated from the senior reset notes and separately accounted for as embedded derivative instruments. As of December 31, 2017 and 2016, there were no embedded derivatives subject to interest rate volatility related to the Senior Reset Notes to affiliates.

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

The fair value of embedded derivative instruments by balance sheet location and level were as follows:

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Other long-term liabilities	$—	$—	$66	$66

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Other long-term liabilities	$—	$—	$118	$118

The following table summarizes the gain (loss) activity related to embedded derivatives instruments recognized in Interest expense to affiliates:

	Year Ended December 31,
(in millions)	2017	2016	2015
Embedded derivatives	$52	$25	$(148)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying amounts and fair values of our assets and liabilities measured at fair value on a recurring basis included in our Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	December 31, 2017		December 31, 2016
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Deferred purchase price assets	3	$745	$745	$659	$659
Liabilities:
Guarantee liabilities	3	105	105	135	135

The principal amounts and fair values of our short-term and long-term debt included in our Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	December 31, 2017		December 31, 2016
(in millions)		Principal Amount	Fair Value	Principal Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$11,850	$12,540	$18,600	$19,584
Senior Notes to affiliates	2	7,500	7,852	—	—
Incremental Term Loan Facility to affiliates	2	4,000	4,020	—	—
Senior Reset Notes to affiliates	2	3,100	3,260	5,600	5,955
Senior Secured Term Loans	2	—	—	1,980	2,005

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates, Incremental Term Loan Facility to affiliates, Senior Reset Notes to affiliates and Senior Secured Term Loans to affiliates. The fair value estimates were based on information available as of December 31, 2017 and 2016. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Deferred Purchase Price Assets

In connection with the sales of certain service and EIP receivables pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. See Note 3 – Sales of Certain Receivables for further information.

Guarantee Liabilities

We offer certain device trade-in programs, including JUMP!, which provide eligible customers a specified-price trade-in right to upgrade their device. For customers who are enrolled in a device trade-in program, we defer the portion of equipment revenues which represents the estimated fair value of the specified-price trade-in right guarantee incorporating the expected probability and timing of the handset upgrade and the estimated fair value of the used handset which is returned. Accordingly, our guarantee liabilities were classified as Level 3 within the fair value hierarchy. When customers upgrade their device, the difference between the trade-in credit to the customer and the fair value of the returned device is recorded against the guarantee liabilities. Guarantee liabilities are included in Other current liabilities in our Consolidated Balance Sheets.

The total estimated remaining gross EIP receivable balances of all enrolled handset upgrade program customers, which are the remaining EIP amounts underlying the JUMP! guarantee, including EIP receivables that have been sold, was $2.5 billion as of December 31, 2017. This is not an indication of our expected loss exposure as it does not consider the expected fair value of the used handset or the probability and timing of the trade-in.

Note 7 – Debt

Debt was as follows:

(in millions)	December 31, 2017	December 31, 2016
5.250% Senior Notes due 2018	$—	$500
6.464% Senior Notes due 2019	—	1,250
6.288% Senior Reset Notes to affiliates due 2019	—	1,250
6.542% Senior Notes due 2020	—	1,250
6.625% Senior Notes due 2020	—	1,000
6.366% Senior Reset Notes to affiliates due 2020	—	1,250
6.250% Senior Notes due 2021	—	1,750
6.633% Senior Notes due 2021	—	1,250
5.300% Senior Notes to affiliates due 2021	2,000	—
8.097% Senior Reset Notes to affiliates due 2021	1,250	1,250
6.125% Senior Notes due 2022	1,000	1,000
6.731% Senior Notes due 2022	—	1,250
4.000% Senior Notes due 2022	500	—
4.000% Senior Notes to affiliates due 2022	1,000	—
8.195% Senior Reset Notes to affiliates due 2022	1,250	1,250
Incremental term loan facility to affiliates due 2022	2,000	—
6.000% Senior Notes due 2023	1,300	1,300
6.625% Senior Notes due 2023	1,750	1,750
6.836% Senior Notes due 2023	600	600
9.332% Senior Reset Notes to affiliates due 2023	600	600
6.000% Senior Notes due 2024	1,000	1,000
6.500% Senior Notes due 2024	1,000	1,000
6.000% Senior Notes to affiliates due 2024	1,350	—
6.000% Senior Notes to affiliates due 2024	650	—
Incremental term loan facility to affiliates due 2024	2,000	—
5.125% Senior Notes due 2025	500	—
6.375% Senior Notes due 2025	1,700	1,700
5.125% Senior Notes to affiliates due 2025	1,250	—
6.500% Senior Notes due 2026	2,000	2,000
5.375% Senior Notes due 2027	500	—
5.375% Senior Notes to affiliates Due 2027	1,250	—
Senior Secured Term Loans	—	1,980
Capital leases	1,824	1,425
Unamortized premium from purchase price allocation fair value adjustment	78	212
Unamortized premium on debt to affiliates	59	—
Unamortized discount on Senior Secured Term Loans	—	(8)
Unamortized discount on affiliates Senior Notes	(73)	—
Debt issuance cost	(19)	(23)
Total debt	28,319	27,786
Less: Current portion of Senior Secured Term Loans	—	20
Less: Current portion of Senior Notes	999	—
Less: Current portion of capital leases	613	334
Total long-term debt	$26,707	$27,432

Classified on the balance sheet as:
Long-term debt	$12,121	$21,832
Long-term debt to affiliates	14,586	5,600
Total long-term debt	$26,707	$27,432

Debt to Third Parties

Issuances and Borrowings

During the year ended December 31, 2017, we issued the following Senior Notes:

(in millions)	Principal Issuances	Issuance Costs	Net Proceeds from Issuance of Long-Term Debt
4.000% Senior Notes due 2022	$500	$2	$498
5.125% Senior Notes due 2025	500	2	498
5.375% Senior Notes due 2027	500	1	499
Total of Senior Notes issued	$1,500	$5	$1,495

On March 16, 2017, T-Mobile USA and certain of its affiliates, as guarantors, issued a total of $1.5 billion of public Senior Notes with various interest rates and maturity dates. Issuance costs related to the public debt issuance totaled $5 million for the year ended December 31, 2017. We used the net proceeds of $1.495 billion from the transaction to redeem callable high yield debt.

On January 25, 2018, T-Mobile USA and certain of its affiliates, as guarantors, (i) issued $1.0 billion of public 4.500% Senior Notes due 2026 and (ii) issued $1.5 billion of public 4.750% Senior Notes due 2028. We intend to use the net proceeds of $2.493 billion from the transaction to redeem up to $1.75 billion of 6.625% Senior Notes due 2023, and up to $600 million of 6.836% Senior Notes due 2023, with the balance to be used for general corporate purposes, including partial pay down of borrowings under our revolving credit facility with DT. Issuance costs related to the public debt issuance totaled approximately $7 million.

Notes Redemptions

During the year ended December 31, 2017, we made the following note redemptions:

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

(1)
Write-off of premiums, discounts, issuance costs and call penalties are included in Other expense, net in our Consolidated Statements of Comprehensive Income. Write-off of premiums, discounts and issuance costs are included in Other, net within Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

(2)	The call penalty is the excess paid over the principal amount. Call penalties are included within Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

Prior to December 31, 2017, we delivered a notice of redemption on $1.0 billion aggregate principal amount of our 6.125% Senior Notes due 2022. The notes were redeemed on January 15, 2018, at a redemption price equal to 103.063% of the principal amount of the notes (plus accrued and unpaid interest thereon). The redemption premium was approximately $31 million and the write-off of issuance costs was approximately $1 million. The outstanding principal amount was reclassified from Long-term debt to Short-term debt in our Consolidated Balance Sheets as of December 31, 2017.

Debt to Affiliates

Issuances and Borrowings

During the year ended December 31, 2017, we made the following borrowings:

(in millions)	Net Proceeds from Issuance of Long-Term Debt	Extinguishments	Write-off of Discounts and Issuance Costs (1)
LIBOR plus 2.00% Senior Secured Term Loan due 2022	$2,000	$—	$—
LIBOR plus 2.00% Senior Secured Term Loan due 2024	2,000	—	—
LIBOR plus 2.750% Senior Secured Term Loan (2)	—	(1,980)	13
Total	$4,000	$(1,980)	$13

(1)
Write-off of discounts and issuance costs are included in Other expense, net in our Consolidated Statements of Comprehensive Income and Other, net within Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

(2)	Our Senior Secured Term Loan extinguished during the year ended December 31, 2017 was Third Party debt.

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

On January 31, 2017, the loans under the Incremental Term Loan Facility were drawn in two tranches: (i) $2.0 billion of which bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.00% and matures on November 9, 2022, and (ii) $2.0 billion of which bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.25% and matures on January 31, 2024. In July 2017, we repriced the $2.0 billion Incremental Term Loan Facility maturing on January 31, 2024, with DT by reducing the interest rate to a per annum rate of LIBOR plus a margin of 2.00%. No issuance fees were incurred related to this debt agreement for the year ended December 31, 2017.

On March 31, 2017, the Incremental Term Loan Facility was amended to waive all interim principal payments. The outstanding principal balance will be due at maturity.

During the year ended December 31, 2017, we issued the following Senior Notes to DT:

(in millions)	Principal Issuances (Redemptions)	Discounts (1)	Net Proceeds from Issuance of Long-Term Debt
4.000% Senior Notes due 2022	$1,000	$(23)	$977
5.125% Senior Notes due 2025	1,250	(28)	1,222
5.375% Senior Notes due 2027 (2)	1,250	(28)	1,222
6.288% Senior Reset Notes due 2019	(1,250)	—	(1,250)
6.366% Senior Reset Notes due 2020	(1,250)	—	(1,250)
Total	$1,000	$(79)	$921

(1)	Discounts reduce Proceeds from issuance of long-term debt and are included within Net cash (used in) provided by financing activities in our Consolidated Statements of Cash Flows.

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

Net proceeds from the issuance of the new DT Notes were $921 million and are included in Proceeds from issuance of long-term debt in our Consolidated Statements of Cash Flows.

On May 9, 2017, we exercised our option under existing purchase agreements and issued the following Senior Notes to DT:

(in millions)	Principal Issuances	Premium	Net Proceeds from Issuance of Long-Term Debt
5.300% Senior Notes due 2021	$2,000	$—	$2,000
6.000% Senior Notes due 2024	1,350	40	1,390
6.000% Senior Notes due 2024	650	24	674
Total	$4,000	$64	$4,064

The proceeds were used to fund a portion of the purchase price of spectrum licenses won in the 600 MHz spectrum auction. Net proceeds from these issuances include $64 million in debt premiums. See Note 5 - Goodwill, Spectrum Licenses and Other Intangible Assets for further information.

On January 22, 2018, DT agreed to purchase $1.0 billion in aggregate principal amount of 4.500% Senior Notes due 2026 and $1.5 billion in aggregate principal amount of 4.750% Senior Notes due 2028 directly from T-Mobile USA and certain of its affiliates, as guarantors, with no underwriting discount (the “DT Notes”).

DT has agreed that the payment for the DT notes will be made by delivery of $1.25 billion in aggregate principal amount of 8.097% Senior Reset Notes due 2021 and $1.25 billion in aggregate principal amount of 8.195% Senior Reset Notes due 2022 (collectively, the “DT Senior Reset Notes”) held by DT and which T-Mobile USA will have called for redemption, in exchange for the DT notes. In connection with such exchange, we will pay DT in cash the premium portion of the redemption price set forth in the indenture governing the DT Senior Reset Notes, plus accrued but unpaid interest on the DT Senior Reset Notes to, but not including, the exchange date.

The closing of the issuance and sale of the DT notes to DT, and exchange of the DT Senior Reset Notes, is expected to occur on or about April 30, 2018.

Capital Leases

Capital lease agreements primarily relate to network equipment with varying expiration terms through 2031. Future minimum payments required under capital leases, including interest and maintenance, over their remaining terms are summarized below:

(in millions)	Future Minimum Payments
Year Ended December 31,
2018	$682
2019	634
2020	338
2021	151
2022	67
Thereafter	172
Total	$2,044
Included in Total
Interest	$169
Maintenance	51

Financing Arrangements

We maintain a handset financing arrangement with Deutsche Bank AG (“Deutsche Bank”), which allows for up to $108 million in borrowings. Under the handset financing arrangement, we can effectively extend payment terms for invoices payable to certain handset vendors. The interest rate on the handset financing arrangement is determined based on LIBOR plus a specified margin per the arrangement. Obligations under the handset financing arrangement are included in Short-term debt in our Consolidated Balance Sheets. In 2016, we utilized and repaid $100 million under the financing arrangement. As of December 31, 2017 and 2016, there was no outstanding balance.

We maintain vendor financing arrangements with our primary network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. The interest rate on the vendor financing arrangements is determined based on the difference between LIBOR and a specified margin per the agreements. Obligations under the vendor financing arrangements are included in Short-term debt in our Consolidated Balance Sheets. In 2017, we utilized and repaid $300 million under the financing arrangement. As of December 31, 2017 and 2016, there was no outstanding balance.

Revolving Credit Facility and Standby Letters of Credit

We had an unsecured revolving credit facility with Deutsche Telekom which allowed for up to $500 million in borrowings. In December 2016, we terminated our $500 million unsecured revolving credit facility with Deutsche Telekom.

In December 2016, T-Mobile USA entered into a $2.5 billion revolving credit facility with Deutsche Telekom which comprised of (i) a three-year $1.0 billion unsecured revolving credit agreement and (ii) a three-year $1.5 billion secured revolving credit agreement. The applicable margin for the Unsecured Revolving Credit Facility ranges from 2.00% to 3.25% per annum for Eurodollar Rate loans. The applicable margin for the Secured Revolving Credit Facility ranges from 1.00% to 1.75% per annum for Eurodollar Rate loans. As of December 31, 2017 and 2016, there were no outstanding borrowings under the revolving credit facility.

In January 2018, we utilized proceeds under the revolving credit facility to redeem $1.0 billion in aggregate principal amount of our 6.125% Senior Notes due 2022 and for general corporate purposes. As of February 5, 2018, there were no outstanding borrowings on the revolving credit facility. The Proceeds and borrowings from the revolving credit facility are presented in Proceeds from borrowing on revolving credit facility and Repayments of revolving credit facility within Net cash (used in) provided by financing activities in our Consolidated Statements of Cash Flows.

For the purposes of securing our obligations to provide handset insurance services, we maintain an agreement for standby letters of credit with JP Morgan Chase Bank, N.A. (“JP Morgan Chase”). For purposes of securing our general purpose obligations, we maintain a letter of credit reimbursement agreement with Deutsche Bank.

The following table summarizes the outstanding standby letters of credit under each agreement:

(in millions)	December 31, 2017	December 31, 2016
JP Morgan Chase	$20	$20
Deutsche Bank	59	54
Total outstanding balance	$79	$74

Note 8 - Tower Obligations

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

In 2015, we conveyed to Phoenix Tower International (“PTI”) the exclusive right to manage and operate approximately 600 T-Mobile-owned wireless communication tower sites (“PTI Tower Sites”) in exchange for net proceeds of approximately $140 million (“2015 Tower Transaction”). As of December 31, 2017, rights to approximately 200 of the tower sites remain operated by PTI under a management agreement (“PTI Managed Sites”). We lease back space at certain tower sites for an initial term of ten years, followed by optional renewals at customary terms.

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

We determined the SPEs containing the CCI Lease Sites (“Lease Site SPEs”) are VIEs as the Company's equity investment lacks the power to direct the activities that most significantly impact the economic performance of the VIEs. These activities include managing tenants and underlying ground leases, performing repair and maintenance on the towers, the obligation to absorb expected losses and the right to receive the expected future residual returns from the purchase option to acquire the CCI Lease Sites. As we determined that we are not the primary beneficiary and do not have a controlling financial interest in the Lease Site SPEs, the balances and operating results of the Lease Site SPEs are not included in our consolidated financial statements.

Due to our continuing involvement with the tower sites, we determined that we were precluded from applying sale-leaseback accounting. We recorded long-term financial obligations in the amount of the net proceeds received and recognized interest on the tower obligations at a rate of approximately 8% for the 2012 Tower Transaction and 5% for the 2015 Tower Transaction using the effective interest method. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by us to CCI or PTI and through estimated future net cash flows generated and retained by CCI or PTI from operation of the tower sites. Our historical tower site asset costs continue to be reported in Property and equipment, net in our Consolidated Balance Sheets and are depreciated.

The following table summarizes the impacts to the Consolidated Balance Sheets:

(in millions)	December 31, 2017	December 31, 2016
Property and equipment, net	$402	$485
Long-term financial obligation	2,590	2,621

Future minimum payments related to the tower obligations are expected to be approximately $189 million in 2018, $379 million in total for 2019 and 2020, $381 million in total for 2021 and 2022 and $1.0 billion in total for years thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites. These contingent obligations are not included in the above table as any amount due is contractually owed by CCI based on the subleasing arrangement. See Note 13 – Commitments and Contingencies for further information.

Note 9 – Employee Compensation and Benefit Plans

Under our 2013 Omnibus Incentive Plan (the “Incentive Plan”), we are authorized to issue up to 63 million shares of our common stock. Under the Incentive Plan, we can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance awards to eligible employees, consultants, advisors and non-employee directors. As of December 31, 2017, there were 15 million shares of common stock available for future grants under the Incentive Plan.

In January 2018, we closed on our previously announced acquisition of Layer3 TV, Inc. (“Layer3 TV”). Upon closing, the Layer3 TV 2013 Stock Plan and stock restriction agreements between Layer3 and certain employees were added to the Registration Statement related to the Incentive Plan. See Note 15 - Subsequent Events for further information regarding the Layer3 TV acquisitions.

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

Stock-based compensation expense and related income tax benefits were as follows:

(in millions, except shares, per share and contractual life amounts)	December 31, 2017	December 31, 2016	December 31, 2015
Stock-based compensation expense	$306	$235	$201
Income tax benefit related to stock-based compensation	73	80	71
Realized excess tax benefit	—	—	79
Weighted average fair value per stock award granted	60.21	45.07	35.56
Unrecognized compensation expense	445	389	327
Weighted average period to be recognized (years)	1.9	2.0	2.0
Fair value of stock awards vested	503	354	445

Stock Awards

RSU and PRSU Awards

The following activity occurred under the RSU and PRSU awards:

(in millions, except shares, per share and contractual life amounts)	Number of Units(1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2016	15,715,391	$37.93	1.1	$904
Granted	7,133,359	60.21
Vested	(8,338,271)	35.47
Forfeited	(814,936)	49.02
Nonvested, December 31, 2017	13,695,543	50.38	1.1	870

(1)	PRSUs included in the table above are shown at target. Share payout can range from 0 to 200% based on different performance outcomes.

Payment of the underlying shares in connection with the vesting of stock awards generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. We have agreed to withhold stock otherwise issuable under the award to cover certain of these tax obligations, with the net shares issued to the employee accounted for as outstanding common stock. We withheld 2,754,721 and 2,605,807 shares of stock to cover tax obligations associated with the payment of shares upon vesting of stock awards and remitted cash of $166 million and $121 million to the appropriate tax authorities for the years ended December 31, 2017 and 2016, respectively.

Employee Stock Purchase Plan

Our ESPP allows eligible employees to contribute up to 15% of their eligible earnings toward the semi-annual purchase of our common stock at a discounted price, subject to an annual maximum dollar amount. Employees can purchase stock at a 15% discount applied to the closing stock price on the first or last day of the six-month offering period, whichever price is lower. The number of shares issued under our ESPP was 1,832,043 and 1,905,534 for the years ended December 31, 2017 and 2016, respectively.

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

The following activity occurred under the Predecessor Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable, December 31, 2016	833,931	$31.75	2.3
Exercised	(450,873)	44.18
Expired	(9,900)	45.76
Outstanding and exercisable, December 31, 2017	373,158	16.36	2.8

Stock options exercised under the Predecessor Plans generated proceeds of approximately $21 million and $29 million for the years ended December 31, 2017 and 2016, respectively.

Employee Retirement Savings Plan

We sponsor a retirement savings plan for the majority of our employees under section 401(k) of the Internal Revenue Code and similar plans. The plans allow employees to contribute a portion of their pretax income in accordance with specified guidelines. The plans provide that we match a percentage of employee contributions up to certain limits. Employer matching contributions were $87 million, $83 million and $73 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Legacy Long-Term Incentive Plan

Prior to the business combination with MetroPCS Communications, Inc., we maintained a performance-based Long-Term Incentive Plan (“LTIP”) which aligned to our long-term business strategy. As of December 31, 2017 and 2016, there were no LTIP awards outstanding and no new awards are expected to be granted under the LTIP.

Compensation expense reported within operating expenses related to our LTIP and payments to participants related to our LTIP were as follows:

(in millions)	December 31, 2017	December 31, 2016	December 31, 2015
Compensation expense	$—	$—	$27
Payments	—	52	57

Note 10 – Repurchases of Common Stock

On December 6, 2017, our Board of Directors authorized a stock repurchase program for up to $1.5 billion of our common stock through December 31, 2018. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. Repurchased shares are retired.

We also understand that Deutsche Telekom AG, our majority stockholder, or its affiliates, is considering plans to purchase additional shares of our common stock. Such purchases would likely take place through December 31, 2018, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements.

The following table summarizes information regarding repurchases of our common stock:

(In millions, except shares and per share price)	Number of Shares Repurchased	Average Price Paid Per Share	Total Purchase Price
Year Ended December 31, 2017	7,010,889	$63.34	$444

From the inception of the repurchase program through February 5, 2018, we repurchased approximately 12.3 million shares at an average price per share of $63.68 for a total purchase price of approximately $783 million. As of February 5, 2018, there was approximately $717 million of repurchase authority remaining.

Note 11 – Income Taxes

Our sources of Income before income taxes were as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
U.S.	$3,274	$2,286	$898
Puerto Rico	(113)	41	80
Income before income taxes	$3,161	$2,327	$978

Income tax expense is summarized as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Current tax benefit (expense)
Federal	$—	$66	$30
State	(28)	(29)	(2)
Puerto Rico	(1)	10	(17)
Total current tax benefit (expense)	(29)	47	11
Deferred tax benefit (expense)
Federal	1,182	(804)	(281)
State	173	(96)	37
Puerto Rico	49	(14)	(12)
Total deferred tax benefit (expense)	1,404	(914)	(256)
Total income tax benefit (expense)	$1,375	$(867)	$(245)

The reconciliation between the U.S. federal statutory income tax rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of the Tax Cuts and Jobs Act	(68.9)	—	—
Change in valuation allowance	(11.4)	1.0	(3.2)
State taxes, net of federal benefit	4.8	4.0	(1.1)
Equity-based compensation	(2.4)	(2.2)	—
Puerto Rico taxes, net of federal benefit	(1.5)	—	3.3
Permanent differences	0.5	0.6	1.6
Federal tax credits, net of reserves	0.3	(0.5)	(9.5)
Other, net	0.1	(0.6)	(1.0)
Effective income tax rate	(43.5)%	37.3%	25.1%

Significant components of deferred income tax assets and liabilities, tax effected, are as follows:

(in millions)	December 31, 2017	December 31, 2016
Deferred tax assets
Loss carryforwards	$1,576	$1,442
Deferred rents	759	1,153
Reserves and accruals	667	1,058
Federal and state tax credits	298	284
Debt fair market value adjustment	—	83
Other	403	430
Deferred tax assets, gross	3,703	4,450
Valuation allowance	(273)	(573)
Deferred tax assets, net	3,430	3,877
Deferred tax liabilities
Spectrum licenses	5,038	6,952
Property and equipment	1,840	1,732
Other intangible assets	41	119
Other	48	12
Total deferred tax liabilities	6,967	8,815
Net deferred tax liabilities	$3,537	$4,938

Classified on the balance sheet as:
Deferred tax liabilities	$3,537	$4,938

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act of 2017 (“TCJA”) into legislation. The TCJA includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction takes effect on January 1, 2018. We recognized a net tax benefit of $2.2 billion associated with enactment of the TCJA in Income tax benefit (expense) in our Consolidated Statements of Comprehensive Income in the fourth quarter of 2017, primarily due to a re-measurement of deferred tax assets and liabilities.

The SEC has issued Staff Accounting Bulletin (“SAB”) No. 118 which permits the recording of provisional amounts related to the impact of the TCJA during a measurement period which is not to exceed one year from the enactment date of the TCJA. We have recorded an immaterial amount for provisional items related to the TCJA in our Consolidated Statements of Comprehensive Income.

As of December 31, 2017, we have tax effected net operating loss (“NOL”) carryforwards of $1.0 billion for federal income tax purposes and $832 million for state income tax purposes, expiring through 2037. As of December 31, 2017, our tax effected federal and state NOL carryforwards for financial reporting purposes were approximately $123 million and $242 million, respectively, less than our NOL carryforwards for federal and state income tax purposes, due to unrecognized tax benefits of the same amount.

As of December 31, 2017, we have available Alternative Minimum Tax (“AMT”) credit carryforwards of $86 million. Under the TCJA, the AMT credits will be fully recovered by 2021. We also have research and development and foreign tax credit carryforwards with a combined value of $198 million for federal income tax purposes, which begin to expire in 2018.

As of December 31, 2017 and 2016, our valuation allowance was $273 million and $573 million, respectively. The change in the valuation allowance is primarily related to a net reduction in the valuation allowance against deferred tax assets in state jurisdictions that resulted in the recognition of $359 million in net tax benefits in 2017, partially offset by a $26 million valuation allowance established during 2017 for the impact of the TCJA on certain tax credits and a $33 million increase in the valuation allowance associated with the reduced federal benefit of state items.

During 2017, due to ongoing analysis of positive and negative evidence related to the utilization of the deferred tax assets, we determined that $319 million of the valuation allowance in certain state jurisdictions was no longer necessary. Positive evidence supporting the release of a portion of the valuation allowance included reaching a position of cumulative income over a three-year period in certain state jurisdictions as well as projecting sustained earnings in those jurisdictions. Due to this positive evidence, we reduced the valuation allowance which resulted in a decrease to Deferred tax liabilities in our Consolidated

Balance Sheets. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided. It is possible that our valuation allowance may change within the next twelve months.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in Puerto Rico. We are currently under a scope-limited examination by the U.S. Internal Revenue Service (“IRS”) and separate examinations by various states. Management does not believe the resolution of any of the audits will result in a material change to our financial condition, results of operations or cash flows. The IRS has concluded its audits of our federal tax returns through the 2013 tax year; however, NOL and other carryforwards for certain audited periods remain open for examination. We are generally closed to U.S. federal, state and Puerto Rico examination for years prior to 1998.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Unrecognized tax benefits, beginning of year	$410	$411	$388
Gross decreases to tax positions in prior periods	(10)	(5)	(112)
Gross increases to current period tax positions	12	4	135
Unrecognized tax benefits, end of year	$412	$410	$411

As of December 31, 2017 and 2016, we had $254 million and $168 million, respectively, in unrecognized tax benefits that, if recognized, would affect our annual effective tax rate. Penalties and interest on income tax assessments are included in Selling, general and administrative expenses and Interest expense, respectively, in our Consolidated Statements of Comprehensive Income. The accrued interest and penalties associated with unrecognized tax benefits are insignificant.

Note 12 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Year Ended December 31,
(in millions, except shares and per share amounts)	2017	2016	2015
Net income	$4,536	$1,460	$733
Less: Dividends on mandatory convertible preferred stock	(55)	(55)	(55)
Net income attributable to common stockholders - basic	4,481	1,405	678
Add: Dividends related to mandatory convertible preferred stock	55	—	—
Net income attributable to common stockholders - diluted	$4,536	$1,405	$678

Weighted average shares outstanding - basic	831,850,073	822,470,275	812,994,028
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	9,200,873	10,584,270	9,623,910
Mandatory convertible preferred stock	30,736,504	—	—
Weighted average shares outstanding - diluted	871,787,450	833,054,545	822,617,938

Earnings per share - basic	$5.39	$1.71	$0.83
Earnings per share - diluted	$5.20	$1.69	$0.82

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	33,980	3,528,683	4,842,370
Mandatory convertible preferred stock	—	32,238,000	32,238,000

As of December 15, 2017, 20 million shares of our preferred stock converted to approximately 32 million shares of our common stock at a conversion rate of 1.6119 common shares for each share of previously outstanding preferred stock and certain cash-in-lieu of fractional shares.

Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

Note 13 – Commitments and Contingencies

Commitments

Operating Leases

We have non-cancellable operating leases for cell sites, switch sites, retail stores and office facilities with contractual terms expiring through 2027. The majority of cell site leases have an initial non-cancelable term of five to ten years with several renewal options. In addition, we have operating leases for dedicated transportation lines with varying expiration terms through 2024. Our commitments under these leases are approximately $2.4 billion in 2018, $4.1 billion in total for 2019 and 2020, $2.7 billion in total for 2021 and 2022 and $2.3 billion in total for years thereafter.

As of December 31, 2017, we were contingently liable for future ground lease payments related to the tower obligations. These contingent obligations are not included in the above table as the amounts due are contractually owed by CCI based on the subleasing arrangement. See Note 8 – Tower Obligations for further information.

Total rent expense under operating leases, including dedicated transportation lines, was $2.9 billion, $2.8 billion and $2.8 billion for the years ended December 31, 2017, 2016 and 2015, respectively, and is classified as Cost of services and Selling, general and administrative in our Consolidated Statements of Comprehensive Income.

In February 2018, we extended the leases related to our corporate headquarters facility. These agreements will increase our minimum lease payments by approximately $400 million in the aggregate.

Purchase Commitments

We have commitments for non-dedicated transportation lines with varying expiration terms through 2028. In addition, we have commitments to purchase spectrum licenses, wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2028. These amounts are not reflective of our entire anticipated purchases under the related agreements, but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

We have contractual obligations to purchase certain goods and services from various other parties. Our purchase obligations are approximately $2.1 billion in 2018, $2.2 billion in total for 2019 and 2020, $1.5 billion in total for 2021 and 2022 and $1.0 billion in total for years thereafter.

In September 2017, we entered into a UPA to acquire the remaining equity in IWS, a 54% owned unconsolidated subsidiary, for a purchase price of $25 million. In January 2018, we closed on the purchase agreement and received the IWS spectrum licenses, among other assets. See Note 5 - Goodwill, Spectrum Licenses and Other Intangible Assets for further information.

On January 22, 2018, we completed our acquisition of television innovator Layer3 TV for consideration of approximately $325 million, subject to customary working capital and other post-closing adjustments. Upon closing of the transaction, Layer3 TV became a wholly-owned consolidated subsidiary. This transaction represents an opportunity for us to acquire a unique and complementary service and represents a progression in our video strategy, which began with Binge On, was strengthened with Netflix On Us, and will expand further with Layer3 TV’s management, technology, and content relationships which will enable us to bring the Un-carrier philosophy to video.

Our first-quarter 2018 operating results will include the results of Layer3 TV from the date of acquisition. Our consolidated balance sheet will include the assets and liabilities of Layer3 TV, such as intangibles assets acquired, which are being appraised by a third-party and include various assumptions in determining fair value.

Renewable Energy Purchase Agreements

In January 2017, T-Mobile USA entered into a REPA with Red Dirt Wind Project, LLC. The agreement is based on the expected operation of a wind energy-generating facility located in Oklahoma and will remain in effect until the twelfth anniversary of the facility’s entry into commercial operation. The facility began commercial operations in January 2018. The REPA consists of two components: (1) an energy forward agreement that is net settled based on energy prices and the energy output generated by the facility and (2) a commitment to purchase the renewable energy credits (“RECs”) associated with the energy output generated by the facility. T-Mobile USA will net settle the forward agreement and acquire the RECs monthly by paying, or receiving, an aggregate net payment based on two variables (1) the facility’s energy output, which has an estimated maximum capacity of approximately 160 megawatts and (2) the difference between (a) an initial fixed price, subject to annual escalation, and (b) current local marginal energy prices during the monthly settlement period. We have determined that the REPA does not meet the definition of a derivative because the expected energy output of the facility may not be reliably estimated (the arrangement lacks a notional amount). The REPA does not contain any unconditional purchase obligations because amounts under the agreement are not fixed and determinable. Our participation in the REPA did not require an upfront investment or capital commitment. We do not control the activities that most significantly impact the energy-generating facility nor do we receive specific energy output from it. No amounts were settled under the agreement during the year ended December 31, 2017.

In August 2017, T-Mobile USA entered into a REPA with Solomon Forks Wind Project, LLC. The agreement is based on the expected operation of a wind energy-generating facility located in Kansas and will remain in effect until the fifteenth anniversary of the facility’s entry into commercial operation. Commercial operation of the facility is expected to occur by the end of 2018. The REPA consists of two components: (1) an energy forward agreement that is net settled based on energy prices and the energy output generated by the facility and (2) a commitment to purchase the environmental attributes (“EACs”) associated with the energy output generated by the facility. T-Mobile USA will net settle the forward agreement and acquire the EACs monthly by paying, or receiving, an aggregate net payment based on two variables (1) the facility’s energy output, which has an estimated maximum capacity of approximately 160 megawatts and (2) the difference between (a) an initial fixed price, subject to annual escalation, and (b) current local marginal energy prices during the monthly settlement period. We have determined that the REPA does not meet the definition of a derivative because the expected energy output of the facility may not be reliably estimated (the arrangement lacks a notional amount). The REPA does not contain any unconditional purchase obligations because amounts under the agreement are not fixed and determinable. Our participation in the REPA did not require an upfront investment or capital commitment. We do not control the activities that most significantly impact the energy-generating facility nor do we receive specific energy output from it. No amounts were settled under the agreement during the year ended December 31, 2017.

Contingencies and Litigation

We are involved in various lawsuits, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce FCC rules and regulations. The Litigation Matters described above have progressed to various stages and some of them may proceed to trial, arbitration, hearing or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months, if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate, which is reflected in the consolidated financial statements but that we do not consider, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including but not limited to: uncertainty concerning legal theories and their resolution by courts or regulators; uncertain damage theories and demands; and a less than fully developed factual record. While we do not expect that the ultimate resolution of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, an unfavorable outcome of some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

Note 14 – Additional Financial Information

Supplemental Consolidated Balance Sheets Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	December 31, 2017	December 31, 2016
Accounts payable	$6,182	$5,163
Payroll and related benefits	614	559
Property and other taxes, including payroll	620	525
Interest	253	423
Commissions	324	159
Network decommissioning	92	101
Toll and interconnect	109	85
Advertising	46	44
Other	288	93
Accounts payable and accrued liabilities	$8,528	$7,152

Book overdrafts included in accounts payable and accrued liabilities were $455 million and $356 million as of December 31, 2017 and 2016, respectively.

Hurricane Impacts

During the third and fourth quarters of 2017, our operations in Texas, Florida and Puerto Rico experienced losses related to hurricanes. The impact to operating income for the year ended December 31, 2017, from lost revenue, assets damaged or destroyed and other hurricane related costs was a decrease of $201 million, net of insurance recoveries. We expect additional expenses to be incurred and customer activity to be impacted in the first quarter of 2018, primarily related to our operations in Puerto Rico. We have recognized insurance recoveries related to those hurricane losses in the amount of approximately $93 million for the year ended December 31, 2017 as an offset to the costs incurred within Cost of services in our Consolidated Statements of Comprehensive Income and as an increase to Other current assets in our Consolidated Balance Sheets. We continue to assess the damage of the hurricanes and work with our insurance carriers to submit claims for property damage and business interruption. We expect to record additional insurance recoveries related to these hurricanes in future periods.

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

The following table summarizes the impact of significant transactions with Deutsche Telekom or its affiliates included in operating expenses in the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(in millions)	2017	2016	2015
Discount related to roaming expenses	$—	$(15)	$(21)
Fees incurred for use of the T-Mobile brand	79	74	65
Expenses for telecommunications and IT services	12	25	23
International long distance agreement	55	60	—

We have an agreement with Deutsche Telekom for the reimbursement of certain administrative expenses, which were $11 million, $11 million, and $2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 15 – Subsequent Events

On January 1, 2018, we closed on a UPA to acquire the remaining equity in IWS, a 54% owned unconsolidated subsidiary, for a purchase price of $25 million. See Note 5 - Goodwill, Spectrum Licenses and Other Intangible Assets for further information.

On January 22, 2018, we completed our acquisition of television innovator Layer3 TV for consideration of approximately $325 million, subject to customary working capital and other post-closing adjustments. See Note 13 - Commitments and Contingencies for further information.

In January 2018, we redeemed $1.0 billion aggregate principal amount of our 6.125% Senior Notes due 2022 and issued $1.0 billion of public 4.500% Senior Notes due 2026 and issued $1.5 billion of public 4.750% Senior Notes due 2028. Additionally in January 2018, DT agreed to purchase $1.0 billion in aggregate principal amount of 4.500% Senior Notes due 2026 and $1.5 billion in aggregate principal amount of 4.750% Senior Notes due 2028 directly from T-Mobile USA and certain of its affiliates, as guarantors, with no underwriting discount. See Note 7 - Debt for further information.

In February 2018, the service receivable sale arrangement was amended to extend the scheduled expiration date to March 2019. See Note 3 - Sales of Certain Receivables for further information.

In February 2018, we extended the leases related to our corporate headquarters facility. See Note 13 - Commitments and Contingencies for further information.

Through February 5, 2018, we made additional repurchases of our common stock. See Note 10 - Repurchases of Common Stock for further information.

Note 16 – Guarantor Financial Information

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

During the preparation of the condensed consolidating financial information of T-Mobile US, Inc. and Subsidiaries for the year ended December 31, 2017, it was determined that certain intercompany advances were misclassified in Net cash provided by (used in) operating activities and Net cash (used in) provided by financing activities in the Condensed Consolidating Statement of Cash Flows Information for the years ended December 31, 2016 and 2015, as filed in our 2016 Form 10-K. We have revised the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries columns of the Condensed Consolidating Statement of Cash Flows Information to reclassify Intercompany advances, net from Net cash provided by (used in) operating activities to Net cash (used in) provided by financing activities. The impacts to the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries columns for the year ended December 31, 2016 were $696 million, $625 million and $71 million, respectively. The impacts to the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries columns for the year ended December 31, 2015 were $3.4 billion, $3.3 billion and $69 million, respectively. The revisions, which we have determined are not material, are eliminated upon consolidation and have no impact on our consolidated cash flows.

Presented below is the condensed consolidating financial information as of December 31, 2017 and December 31, 2016, and for the years ended December 31, 2017, 2016, and 2015.

Condensed Consolidating Balance Sheet Information
December 31, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$74	$1	$1,086	$58	$—	$1,219
Accounts receivable, net	—	—	1,659	256	—	1,915
Equipment installment plan receivables, net	—	—	2,290	—	—	2,290
Accounts receivable from affiliates	—	—	22	—	—	22
Inventories	—	—	1,566	—	—	1,566
Other current assets	—	—	1,275	628	—	1,903
Total current assets	74	1	7,898	942	—	8,915
Property and equipment, net (1)	—	—	21,890	306	—	22,196
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	35,366	—	—	35,366
Other intangible assets, net	—	—	217	—	—	217
Investments in subsidiaries, net	22,534	40,988	—	—	(63,522)	—
Intercompany receivables and note receivables	—	8,503	—	—	(8,503)	—
Equipment installment plan receivables due after one year, net	—	—	1,274	—	—	1,274
Other assets	—	2	814	236	(140)	912
Total assets	$22,608	$49,494	$69,142	$1,484	$(72,165)	$70,563
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$253	$8,014	$261	$—	$8,528
Payables to affiliates	—	146	36	—	—	182
Short-term debt	—	999	613	—	—	1,612
Deferred revenue	—	—	779	—	—	779
Other current liabilities	17	—	192	205	—	414
Total current liabilities	17	1,398	9,634	466	—	11,515
Long-term debt	—	10,911	1,210	—	—	12,121
Long-term debt to affiliates	—	14,586	—	—	—	14,586
Tower obligations (1)	—	—	392	2,198	—	2,590
Deferred tax liabilities	—	—	3,677	—	(140)	3,537
Deferred rent expense	—	—	2,720	—	—	2,720
Negative carrying value of subsidiaries, net	—	—	629	—	(629)	—
Intercompany payables and debt	32	—	8,201	270	(8,503)	—
Other long-term liabilities	—	65	866	4	—	935
Total long-term liabilities	32	25,562	17,695	2,472	(9,272)	36,489
Total stockholders' equity (deficit)	22,559	22,534	41,813	(1,454)	(62,893)	22,559
Total liabilities and stockholders' equity	$22,608	$49,494	$69,142	$1,484	$(72,165)	$70,563

(1)	Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 8 – Tower Obligations for further information.

Condensed Consolidating Balance Sheet Information
December 31, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$358	$2,733	$2,342	$67	$—	$5,500
Accounts receivable, net	—	—	1,675	221	—	1,896
Equipment installment plan receivables, net	—	—	1,930	—	—	1,930
Accounts receivable from affiliates	—	—	40	—	—	40
Inventories	—	—	1,111	—	—	1,111
Asset purchase deposit	—	—	2,203	—	—	2,203
Other current assets	—	—	972	565	—	1,537
Total current assets	358	2,733	10,273	853	—	14,217
Property and equipment, net (1)	—	—	20,568	375	—	20,943
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	27,014	—	—	27,014
Other intangible assets, net	—	—	376	—	—	376
Investments in subsidiaries, net	17,682	35,095	—	—	(52,777)	—
Intercompany receivables and note receivables	196	6,826	—	—	(7,022)	—
Equipment installment plan receivables due after one year, net	—	—	984	—	—	984
Other assets	—	7	600	262	(195)	674
Total assets	$18,236	$44,661	$61,498	$1,490	$(59,994)	$65,891
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$423	$6,474	$255	$—	$7,152
Payables to affiliates	—	79	46	—	—	125
Short-term debt	—	20	334	—	—	354
Deferred revenue	—	—	986	—	—	986
Other current liabilities	—	—	258	147	—	405
Total current liabilities	—	522	8,098	402	—	9,022
Long-term debt	—	20,741	1,091	—	—	21,832
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Tower obligations (1)	—	—	400	2,221	—	2,621
Deferred tax liabilities	—	—	5,133	—	(195)	4,938
Deferred rent expense	—	—	2,616	—	—	2,616
Negative carrying value of subsidiaries, net	—	—	568	—	(568)	—
Intercompany payables and debt	—	—	6,785	237	(7,022)	—
Other long-term liabilities	—	116	906	4	—	1,026
Total long-term liabilities	—	26,457	17,499	2,462	(7,785)	38,633
Total stockholders' equity (deficit)	18,236	17,682	35,901	(1,374)	(52,209)	18,236
Total liabilities and stockholders' equity	$18,236	$44,661	$61,498	$1,490	$(59,994)	$65,891

(1)	Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 8 – Tower Obligations for further information.

Condensed Consolidating Statement of Comprehensive Income Information
Year Ended December 31, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$28,894	$2,113	$(847)	$30,160
Equipment revenues	—	—	9,620	—	(245)	9,375
Other revenues	—	3	879	212	(25)	1,069
Total revenues	—	3	39,393	2,325	(1,117)	40,604
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	6,076	24	—	6,100
Cost of equipment sales	—	—	10,849	1,003	(244)	11,608
Selling, general and administrative	—	—	12,276	856	(873)	12,259
Depreciation and amortization	—	—	5,914	70	—	5,984
Gains on disposal of spectrum licenses	—	—	(235)	—	—	(235)
Total operating expense	—	—	34,880	1,953	(1,117)	35,716
Operating income	—	3	4,513	372	—	4,888
Other income (expense)
Interest expense	—	(811)	(109)	(191)	—	(1,111)
Interest expense to affiliates	—	(560)	(23)	—	23	(560)
Interest income	1	29	10	—	(23)	17
Other (expense) income, net	—	(88)	16	(1)	—	(73)
Total other income (expense), net	1	(1,430)	(106)	(192)	—	(1,727)
Income (loss) before income taxes	1	(1,427)	4,407	180	—	3,161
Income tax benefit (expense)	—	—	1,527	(152)	—	1,375
Earnings (loss) of subsidiaries	4,535	5,962	(57)	—	(10,440)	—
Net income	4,536	4,535	5,877	28	(10,440)	4,536
Dividends on preferred stock	(55)	—	—	—	—	(55)
Net income attributable to common stockholders	$4,481	$4,535	$5,877	$28	$(10,440)	$4,481

Net Income	$4,536	$4,535	$5,877	$28	$(10,440)	$4,536
Other comprehensive income, net of tax
Other comprehensive income, net of tax	7	7	7	—	(14)	7
Total comprehensive income	$4,543	$4,542	$5,884	$28	$(10,454)	$4,543

Condensed Consolidating Statement of Comprehensive Income Information
Year Ended December 31, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries (As adjusted - See Note 1)		Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated (As adjusted - See Note 1)
Revenues
Service revenues	$—	$—	$26,613		$2,023	$(792)	$27,844
Equipment revenues	—	—	9,145		—	(418)	8,727
Other revenues	—	3	739	(1)	195	(18)	919
Total revenues	—	3	36,497	(1)	2,218	(1,228)	37,490
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	5,707		24	—	5,731
Cost of equipment sales	—	—	10,209		1,027	(417)	10,819
Selling, general and administrative	—	—	11,321		868	(811)	11,378
Depreciation and amortization	—	—	6,165		78	—	6,243
Cost of MetroPCS business combination	—	—	104		—	—	104
Gains on disposal of spectrum licenses	—	—	(835)		—	—	(835)
Total operating expenses	—	—	32,671		1,997	(1,228)	33,440
Operating income	—	3	3,826	(1)	221	—	4,050
Other income (expense)
Interest expense	—	(1,147)	(82)		(189)	—	(1,418)
Interest expense to affiliates	—	(312)	—		—	—	(312)
Interest income (expense)	—	31	(18)	(1)	—	—	13
Other income (expense), net	—	2	(8)		—	—	(6)
Total other expense, net	—	(1,426)	(108)	(1)	(189)	—	(1,723)
Income (loss) before income taxes	—	(1,423)	3,718		32	—	2,327
Income tax expense	—	—	(857)		(10)	—	(867)
Earnings (loss) of subsidiaries	1,460	2,883	(17)		—	(4,326)	—
Net income	1,460	1,460	2,844		22	(4,326)	1,460
Dividends on preferred stock	(55)	—	—		—	—	(55)
Net income attributable to common stockholders	$1,405	$1,460	$2,844		$22	$(4,326)	$1,405

Net income	$1,460	$1,460	$2,844		$22	$(4,326)	$1,460
Other comprehensive income, net of tax
Other comprehensive income, net of tax	2	2	2		2	(6)	2
Total comprehensive income	$1,462	$1,462	$2,846		$24	$(4,332)	$1,462

(1)
The amortized imputed discount on EIP receivables previously recognized as Interest income has been retrospectively reclassified as Other revenues. See Note 1 - Summary of Significant Accounting Policies for further information.

Condensed Consolidating Statement of Comprehensive Income Information
Year Ended December 31, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries (As adjusted - See Note 1)		Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated (As adjusted - See Note 1)
Revenues
Service revenues	$—	$—	$23,748		$1,669	$(596)	$24,821
Equipment revenues	—	—	7,148		—	(430)	6,718
Other revenues	—	1	770	(1)	171	(14)	928
Total revenues	—	1	31,666	(1)	1,840	(1,040)	32,467
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	5,530		24	—	5,554
Cost of equipment sales	—	—	9,055		720	(431)	9,344
Selling, general and administrative	—	—	10,065		733	(609)	10,189
Depreciation and amortization	—	—	4,605		83	—	4,688
Cost of MetroPCS business combination	—	—	376		—	—	376
Gains on disposal of spectrum licenses	—	—	(163)		—	—	(163)
Total operating expenses	—	—	29,468		1,560	(1,040)	29,988
Operating income	—	1	2,198	(1)	280	—	2,479
Other income (expense)
Interest expense	—	(847)	(50)		(188)	—	(1,085)
Interest expense to affiliates	—	(411)	—		—	—	(411)
Interest income	—	2	4	(1)	—	—	6
Other expense, net	—	(10)	—		(1)	—	(11)
Total other expense, net	—	(1,266)	(46)	(1)	(189)	—	(1,501)
Income (loss) before income taxes	—	(1,265)	2,152		91	—	978
Income tax expense	—	—	(214)		(31)	—	(245)
Earnings (loss) of subsidiaries	733	1,998	(48)		—	(2,683)	—
Net income	733	733	1,890		60	(2,683)	733
Dividends on preferred stock	(55)	—	—		—	—	(55)
Net income attributable to common stockholders	$678	$733	$1,890		$60	$(2,683)	$678

Net income	$733	$733	$1,890		$60	$(2,683)	$733
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax	(2)	(2)	(2)		—	4	(2)
Total comprehensive income	$731	$731	$1,888		$60	$(2,679)	$731

(1)
The amortized imputed discount on EIP receivables previously recognized as Interest income has been retrospectively reclassified as Other revenues. See Note 1 - Summary of Significant Accounting Policies for further information.

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$1	$(1,613)	$9,616	$58	$(100)	$7,962

Investing activities
Purchases of property and equipment	—	—	(5,237)	—	—	(5,237)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(5,828)	—	—	(5,828)
Equity investment in subsidiary	(308)	—	—	—	308	—
Other, net	—	—	1	—	—	1
Net cash used in investing activities	(308)	—	(11,064)	—	308	(11,064)

Financing activities
Proceeds from issuance of long-term debt	—	10,480	—	—	—	10,480
Proceeds from borrowing on revolving credit facility, net	—	2,910	—	—	—	2,910
Repayments of revolving credit facility	—	—	(2,910)	—	—	(2,910)
Repayments of capital lease obligations	—	—	(486)	—	—	(486)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(300)	—	—	(300)
Repayments of long-term debt	—	—	(10,230)	—	—	(10,230)
Proceeds from exercise of stock options	21	—	—	—	—	21
Repurchases of common shares	(427)	—	—	—	—	(427)
Intercompany advances, net	484	(14,817)	14,300	33	—	—
Equity investment from parent	—	308	—	—	(308)	—
Tax withholdings on share-based awards	—	—	(166)	—	—	(166)
Intercompany dividend paid	—	—	—	(100)	100	—
Dividends on preferred stock	(55)	—	—	—	—	(55)
Other, net	—	—	(16)	—	—	(16)
Net cash provided by (used in) financing activities	23	(1,119)	192	(67)	(208)	(1,179)
Change in cash and cash equivalents	(284)	(2,732)	(1,256)	(9)	—	(4,281)
Cash and cash equivalents
Beginning of period	358	2,733	2,342	67	—	5,500
End of period	$74	$1	$1,086	$58	$—	$1,219

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$6	$(1,335)	$7,541	$33	$(110)	$6,135

Investing activities
Purchases of property and equipment	—	—	(4,702)	—	—	(4,702)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(3,968)	—	—	(3,968)
Sales of short-term investments	—	2,000	998	—	—	2,998
Other, net	—	—	(8)	—	—	(8)
Net cash provided by (used in) investing activities	—	2,000	(7,680)	—	—	(5,680)

Financing activities
Proceeds from issuance of long-term debt	—	997	—	—	—	997
Repayments of capital lease obligations	—	—	(205)	—	—	(205)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(150)	—	—	(150)
Repayments of long-term debt	—	—	(20)	—	—	(20)
Intercompany advances, net	—	(696)	625	71	—	—
Proceeds from exercise of stock options	29	—	—	—	—	29
Tax withholdings on share-based awards	—	—	(121)	—	—	(121)
Intercompany dividend paid	—	—	—	(110)	110	—
Dividends on preferred stock	(55)	—	—	—	—	(55)
Other, net	—	—	(12)	—	—	(12)
Net cash (used in) provided by financing activities	(26)	301	117	(39)	110	463
Change in cash and cash equivalents	(20)	966	(22)	(6)	—	918
Cash and cash equivalents
Beginning of period	378	1,767	2,364	73	—	4,582
End of period	$358	$2,733	$2,342	$67	$—	$5,500

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(1)	$(1,147)	$6,652	$85	$(175)	$5,414

Investing activities
Purchases of property and equipment	—	—	(4,724)	—	—	(4,724)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(1,935)	—	—	(1,935)
Purchases of short-term investments	—	(1,999)	(998)	—	—	(2,997)
Investment in subsidiaries	(1,905)	—	—	—	1,905	—
Other, net	—	—	96	—	—	96
Net cash used in investing activities	(1,905)	(1,999)	(7,561)	—	1,905	(9,560)

Financing activities
Proceeds from capital contribution	—	1,905	—	—	(1,905)	—
Proceeds from issuance of long-term debt	—	3,979	—	—	—	3,979
Proceeds from tower obligations	—	140	—	—	—	140
Repayments of capital lease obligations	—	—	(57)	—	—	(57)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(564)	—	—	(564)
Intercompany advances, net	—	(3,357)	3,288	69	—	—
Proceeds from exercise of stock options	47	—	—	—	—	47
Intercompany dividend paid	—	—	—	(175)	175	—
Tax withholdings on share-based awards	—	—	(156)	—	—	(156)
Dividends on preferred stock	(41)	—	(14)	—	—	(55)
Other, net	—	—	79	—	—	79
Net cash provided by (used in) financing activities	6	2,667	2,576	(106)	(1,730)	3,413
Change in cash and cash equivalents	(1,900)	(479)	1,667	(21)	—	(733)
Cash and cash equivalents
Beginning of period	2,278	2,246	697	94	—	5,315
End of period	$378	$1,767	$2,364	$73	$—	$4,582

Supplementary Data

Quarterly Financial Information (Unaudited)

(in millions, except shares and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2017
Total revenues	$9,613	$10,213	$10,019	$10,759	$40,604
Operating income	1,037	1,416	1,323	1,112	4,888
Net income	698	581	550	2,707	4,536
Dividends on preferred stock	(14)	(14)	(13)	(14)	(55)
Net income attributable to common stockholders	684	567	537	2,693	4,481
Earnings per share
Basic	$0.83	$0.68	$0.65	$3.22	$5.39
Diluted	0.80	0.67	0.63	3.11	5.20
Weighted average shares outstanding
Basic	827,723,034	830,971,528	831,189,779	837,416,683	831,850,073
Diluted	869,395,250	870,456,447	871,420,065	871,501,578	871,787,450
Net income includes:
Gains on disposal of spectrum licenses	$(37)	$(1)	$(29)	$(168)	$(235)
2016
Total revenues (1)	$8,664	$9,287	$9,305	$10,234	$37,490
Operating income (1)	1,168	833	1,048	1,001	4,050
Net income	479	225	366	390	1,460
Dividends on preferred stock	(14)	(14)	(13)	(14)	(55)
Net income attributable to common stockholders	465	211	353	376	1,405
Earnings per share
Basic	$0.57	$0.26	$0.43	$0.46	$1.71
Diluted	0.56	0.25	0.42	0.45	1.69
Weighted average shares outstanding
Basic	819,431,761	822,434,490	822,998,697	824,982,734	822,470,275
Diluted	859,382,827	829,752,956	832,257,819	867,262,400	833,054,545
Net income includes:
Cost of MetroPCS business combination	$36	$59	$15	$(6)	$104
Gains on disposal of spectrum licenses	(636)	—	(199)	—	(835)

(1)
The amortized imputed discount on EIP receivables previously recognized as Interest income has been retrospectively re-classified as Other revenues. See Note 1 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Earnings per share is computed independently for each quarter and the sum of the quarters may not equal earnings per share for the full year.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Form 10-K.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report herein.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

We maintain a code of ethics applicable to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Controller, which is a “Code of Ethics for Senior Financial Officers” as defined by applicable rules of the SEC. This code is publicly available on our website at investor.t-mobile.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at investor.t-mobile.com or in a Current Report on Form 8-K filed with the SEC.

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2017.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2017.

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

3. Exhibits

See the Index to Exhibits immediately following Item 16. Form 10-K Summary of this Form 10-K.

Item 16. Form 10–K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
2.1	Business Combination Agreement, dated as of October 3, 2012, by and among MetroPCS Communications, Inc., Deutsche Telekom AG, T-Mobile Zwischenholding GMBH, T-Mobile Global Holding GMBH and T-Mobile USA, Inc.	8-K	10/3/2012	2.1
2.2	Consent Solicitation Letter Agreement, dated December 5, 2012, by and among MetroPCS Communications, Inc. and Deutsche Telekom AG, amending Exhibit G to the Business Combination Agreement.	8-K	12/7/2012	2.1
2.3	Amendment No. 1 to the Business Combination Agreement by and among Deutsche Telekom AG, T-Mobile USA, Inc., T-Mobile Global Zwischenholding GmbH, T-Mobile Global Holding GmbH and MetroPCS Communications, Inc., dated April 14, 2013.	8-K	4/15/2013	2.1
3.1	Fourth Amended and Restated Certificate of Incorporation.	8-K	5/2/2013	3.1
3.2	Fifth Amended and Restated Bylaws.	8-K	5/2/2013	3.2
3.3	Certificate of Designations of 5.50% Mandatory Convertible Preferred Stock, Series A, of T-Mobile US, Inc., dated December 12, 2014.	8-K	12/15/2014	3.1
4.1	Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., a trustee.	8-K	9/21/2010	4.1
4.2	First Supplemental Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	9/21/2010	4.2
4.3	Second Supplemental Indenture, dated November 17, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	11/17/2010	4.1
4.4	Third Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	10-K	3/1/2011	10.19(d)
4.5	Fourth Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	10-K	3/1/2011	10.19(e)
4.6	Fifth Supplemental Indenture, dated as of December 14, 2012, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	12/17/2012	4.1
4.7	Sixth Supplemental Indenture, dated as of December 14, 2012, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	12/17/2012	4.2
4.8	Seventh Supplemental Indenture, dated as of May 1, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee.	8-K	5/2/2013	4.15
4.9	Eighth Supplemental Indenture, dated as of July 15, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee.	10-Q	8/8/2013	4.19
4.10	Ninth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee.	10-Q	10/28/2014	4.2
4.11	Tenth Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee.	10-Q	10/27/2015	4.2
4.12	Eleventh Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee.	10-Q	10/24/2016	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.13	Indenture, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	3/22/2013	4.1
4.14	First Supplemental Indenture, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	3/22/2013	4.2
4.15	Form of 6.250% Senior Notes due 2021.	8-K	3/22/2013	4.3
4.16	Second Supplemental Indenture, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	3/22/2013	4.4
4.17	Form of 6.625% Senior Notes due 2023.	8-K	3/22/2013	4.5
4.18	Third Supplemental Indenture, dated as of April 29, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/8/2013	4.17
4.19	Fourth Supplemental Indenture, dated as of May 1, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.16
4.20	Fifth Supplemental Indenture, dated as of July 15, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/8/2013	4.20
4.21	Sixth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2014	4.1
4.22	Seventh Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/27/2015	4.1
4.23	Eighth Supplemental Indenture, dated as of August 30, 2016, by and among T-Mobile USA, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/24/2016	4.2
4.24	Ninth Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.				X
4.25	Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.1
4.26	First Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.2
4.27	Second Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.3
4.28	Third Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.4
4.29	Fourth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.5
4.30	Fifth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.6

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.31	Sixth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.7
4.32	Seventh Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.8
4.33	Eighth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.9
4.34	Ninth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.10
4.35	Tenth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.11
4.36	Eleventh Supplemental Indenture, dated as of May 1, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.12
4.37	Twelfth Supplemental Indenture, dated as of July 15, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/8/2013	4.18
4.38	Thirteenth Supplemental Indenture, dated as of August 21, 2013, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.250% Senior Note due 2018.	8-K	8/22/2013	4.1
4.39	Fourteenth Supplemental Indenture, dated as of November 21, 2013, by and among T-Mobile USA, Inc., the Guarantors and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.125% Senior Note due 2022.	8-K	11/22/2013	4.1
4.40	Fifteenth Supplemental Indenture, dated as of November 21, 2013, by and among T-Mobile USA, Inc., the Guarantors and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.500% Senior Note due 2024.	8-K	11/22/2013	4.2
4.41	Sixteenth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2014	4.3
4.42	Seventeenth Supplemental Indenture, dated as of September 5, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.000% Senior Notes due 2023.	8-K	9/5/2014	4.1
4.43	Eighteenth Supplemental Indenture, dated as of September 5, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.375% Senior Notes due 2025.	8-K	9/5/2014	4.2
4.44	Nineteenth Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/27/2015	4.3
4.45	Twentieth Supplemental Indenture, dated as of November 5, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, including the Form of 6.500% Senior Notes due 2026.	8-K	11/5/2015	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.46	Twenty-First Supplemental Indenture, dated as of November 5, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, including the Form of 6.000% Senior Notes due 2024.	8-K	4/1/2016	4.1
4.47	Twenty-Second Supplemental Indenture, dated as of August 30, 2016, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/24/2016	4.3
4.48	Twenty-Third Supplemental Indenture, dated as of March 16, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.000% Senior Note due 2022.	8-K	3/16/2017	4.1
4.49	Twenty-Fourth Supplemental Indenture, dated as of March 16, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.000% Senior Note due 2025.	8-K	3/16/2017	4.2
4.50	Twenty-Fifth Supplemental Indenture, dated as of March 16, 2017, by and among T-Mobile USA, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.375% Senior Note due 2027.	8-K	3/16/2017	4.3
4.51	Twenty-Sixth Supplemental Indenture, dated as of April 27, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.000% Senior Note due 2022-1.	8-K	4/28/2017	4.1
4.52	Twenty-Seventh Supplemental Indenture, dated as of April 28, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.125% Senior Note due 2025-1.	8-K	4/28/2017	4.2
4.53	Twenty-Eighth Supplemental Indenture, dated as of April 28, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.375% Senior Note due 2027-1.	8-K	4/28/2017	4.3
4.54	Twenty-Ninth Supplemental Indenture, dated as of May 9, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.300% Senior Notes due 2021.	8-K	5/9/2017	4.1
4.55	Thirtieth Supplemental Indenture, dated as of May 9, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/9/2017	4.2
4.56
Thirty-First Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.
					X
4.57	Thirty-Second Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.500% Senior Note due 2026.	8-K	1/25/2018	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.58	Thirty-Third Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028.	8-K	1/25/2018	4.2
4.59	Noteholder Agreement dated as of April 28, 2013, by and between Deutsche Telekom AG and T-Mobile USA, Inc.	8-K	5/2/2013	4.13
10.1	Master Agreement, dated as of September 28, 2012, among T-Mobile USA, Inc., Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.1
10.2	Amendment No. 1, to Master Agreement, dated as of November 30, 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.2
10.3	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.3
10.4	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.4
10.5	First Amendment to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.5
10.6	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.6
10.7	First Amendment to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.7
10.8	Management Agreement, dated as of November 30, 2012, by and among Suncom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.8
10.9	Stockholder’s Agreement dated as of April 30, 2013 by and between MetroPCS Communications, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.1
10.10	Waiver of Required Approval Under Section 3.6(a) of the Stockholder’s Agreement, dated August 7, 2013, between T-Mobile US, Inc. and Deutsche Telekom AG.	10-Q	8/8/2013	10.10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.11	License Agreement dated as of April 30, 2013 by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.2
10.12	Credit Agreement, dated as of May 1, 2013, among T-Mobile USA, Inc., as Borrower, Deutsche Telekom AG, as Lender, the other lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	5/2/2013	4.14
10.13	Amendment No. 1, dated as of November 15, 2013, to the Credit Agreement, dated May 1, 2013, among T-Mobile US, Inc., T-Mobile USA, Inc., each of the Subsidiaries signatory thereto, Deutsche Telekom AG and the other lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	11/20/2013	10.1
10.14	Amendment No. 2, dated as of September 3, 2014, to the Credit Agreement, dated as of May 1, 2013, among T-Mobile USA, Inc., Deutsche Telekom AG and the other lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	9/5/2014	10.1
10.15	Amendment No. 3, dated as of November 2, 2015, to the Credit Agreement, dated as of May 1, 2013, among T-Mobile USA, Inc., Deutsche Telekom AG and the other lenders party thereto from time to time, and JPMorgan Chase Bank N.A., as Administrative Agent.	8-K	11/5/2015	10.2
10.16	Registration Rights Agreement, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Initial Guarantors (as defined therein), and Deutsche Bank Securities, as representative of the Initial Purchasers (as defined therein).	8-K	3/22/2013	10.1
10.17	Registration Rights Agreement, dated as of August 21, 2013, by and among T-Mobile USA, Inc., the Guarantors (as defined therein), and Deutsche Bank Securities Inc., as Initial Purchaser (as defined therein).	8-K	8/22/2013	10.1
10.18	License Exchange Agreement, dated January 5, 2014, among T-Mobile USA, Inc., T-Mobile License LLC, Cellco Partnership d/b/a Verizon Wireless, Verizon Wireless (VAW) LLC, Athens Cellular, Inc. and Verizon Wireless of the East LP.	8-K	1/6/2014	10.1
10.19	License Purchase Agreement, dated January 5, 2014, among T-Mobile USA, Inc., T-Mobile License LLC and Cellco Partnership d/b/a Verizon Wireless.	8-K	1/6/2014	10.2
10.20	November 2016 Amended and Restated Guarantee Facility Agreement, dated as of December 5, 2016, among T-Mobile US, Inc., as the company, T-Mobile Airtime Funding LLC, as the funding seller, and KfW IPEX-Bank GmbH, as the bank.	10-K	2/14/2017	10.29
10.21	Receivables Sale and Conveyancing Agreement, dated as of February 26, 2014, among T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	8-K	3/4/2014	10.1
10.22	Joinder and First Amendment to the Receivables Sale and Conveyancing Agreement, dated as of November 28, 2014, among Powertel/Memphis, Inc., Triton PCS Holdings Company L.L.C., T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	10-K	2/19/2015	10.55

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.23	Joinder and Second Amendment to the Receivables Sale and Conveyancing Agreement, dated as of January 9, 2015, among SunCom Wireless Operating Company, LLC, Powertel/Memphis, Inc., Triton PCS Holdings Company L.L.C., T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	10-Q	4/28/2015	10.5
10.24	Receivables Sale and Contribution Agreement, dated as of February 26, 2014, between T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	8-K	3/4/2014	10.2
10.25	First Amendment to the Receivables Sale and Contribution Agreement, dated as of November 28, 2014, between T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-K	2/19/2015	10.56
10.26	Second Amendment to the Receivables Sale and Contribution Agreement, dated as of January 9, 2015, by and among T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-Q	4/28/2015	10.6
10.27	Third Amendment to the Receivables Sale and Contribution Agreement, dated as of November 30, 2016, by and among T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-K	2/14/2017	10.33
10.28	Fourth Amendment to the Receivables Sale and Contribution Agreement, dated as of May 5, 2017, by and among T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-Q	7/20/2017	10.1
10.29	Second Amended and Restated Master Receivables Purchase Agreement, dated as of November 30, 2016, among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, The Bank of Tokyo Mitsubishi UFJ, Ltd., as bank collection agent, T-Mobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc., as performance guarantor.	8-K	12/6/2016	10.1
10.30	First Amendment to Second Amended and Restated Master Receivables Purchase Agreement, dated as of May 5, 2017, among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, The Bank of Tokyo Mitsubishi UFJ, Ltd., as bank collection agent, T-Mobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc., as performance guarantor.	10-Q	7/20/2017	10.2
10.31
Third Amended and Restated Master Receivables Purchase Agreement, dated as of February 5, 2018, among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, The Bank of Tokyo Mitsubishi UFJ, Ltd., as bank collection agent, TMobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc., as performance guarantor.
					X
10.32	Term Loan Credit Agreement, dated as of November 9, 2015, among T-Mobile USA, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	11/12/2015	10.1
10.33	First Amendment to Term Loan Credit Agreement, dated as of January 25, 2017, among T-Mobile USA, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	10-Q	4/24/2017	10.3

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.34	Second Amendment to Term Loan Credit Agreement, dated as of January 25, 2017, among T-Mobile USA, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	10-Q	4/24/2017	10.4
10.35	Third Amendment to Term Loan Credit Agreement, dated as of March 28, 2017, among T-Mobile USA, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	10-Q	4/24/2017	10.5
10.36	Fourth Amendment Term Loan Credit Agreement, dated as of July 25, 2017, among T-Mobile USA, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	7/27/2017	10.1
10.37	First Incremental Facility Amendment, dated as of December 29, 2016, to the Term Loan Credit Agreement, dated as of November 9, 2015, by and among T-Mobile USA, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	12/30/2016	10.3
10.38	Second Incremental Facility Amendment, dated as of January 25, 2017, to the Term Loan Credit Agreement, dated as of November 9, 2015, as amended by that certain First Incremental Facility Amendment dated as of December 29, 2016, by and among T-Mobile USA, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	1/25/2017	10.1
10.39	Amended and Restated Receivables Sale Agreement, dated as of June 6, 2016, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.	8-K	6/8/2016	10.1
10.40	First Amendment, dated as of December 23, 2016, to the Amended and Restated Receivables Sale Agreement, dated as of June 6, 2016, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.	10-K	2/14/2017	10.41
10.41	Second Amended and Restated Receivables Sale Agreement, dated as of August 21, 2017, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.	10-Q	10/23/2017	10.2
10.42	Amended and Restated Receivables Purchase and Administration Agreement, dated as of June 6, 2016, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto from time to time.	8-K	6/8/2016	10.2
10.43	First Amendment, dated as of July 27, 2016, to the Amended and Restated Receivables Purchase and Administration Agreement, dated as of June 6, 2016, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.	10-Q	10/24/2016	10.1
10.44	Second Amendment, dated as of October 31, 2016, to the Amended and Restated Receivables Purchase and Administration Agreement, dated as of June 6, 2016, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.	10-K	2/14/2017	10.46

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.45	Third Amendment, dated as of December 23, 2016, to the Amended and Restated Receivables Purchase and Administration Agreement, dated as of June 6, 2016, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.	10-K	2/14/2017	10.47
10.46	Fourth Amendment, dated as of May 18, 2017, to the Amended and Restated Receivables Purchase and Administration Agreement, dated as of June 6, 2016, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.	10-Q	7/20/2017	10.3
10.47	Second Amended and Restated Receivables Purchase and Administration Agreement, dated as of August 21, 2017, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto	10-Q	10/23/2017	10.3
10.48
First Amendment, dated as of December 18, 2017, to the Second Amended and Restated Receivables Purchase and Administrative Agreement, dated as of August 21, 2017, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.
					X
10.49	Purchase Agreement, dated as of March 6, 2016, among T-Mobile USA, Inc., the guarantor party thereto and Deutsche Telekom AG.	8-K	3/7/2016	1.1
10.50	Amendment No. 1 to Purchase Agreement, dated as of October 28, 2016, to Purchase Agreement, dated as of March 6, 2016, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	11/2/2016	10.1
10.51	Purchase Agreement, dated as of April 25, 2016, among T-Mobile USA, Inc., the guarantor party thereto and Deutsche Telekom AG.	8-K	4/26/2016	1.1
10.52	Amendment No. 1 to Purchase Agreement, dated as of October 28, 2016, to Purchase Agreement, dated as of April 25, 2016, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	11/2/2016	10.2
10.53	Purchase Agreement, dated as of April 29, 2016, among T-Mobile USA, Inc., the guarantor party thereto and Deutsche Telekom AG.	8-K	4/29/2016	1.1
10.54	Amendment No. 1 to Purchase Agreement, dated as of October 28, 2016, to Purchase Agreement, dated as of April 29, 2016, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	11/2/2016	10.3
10.55	Purchase Agreement, dated as of March 13, 2017, among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	3/16/2017	10.1
10.56	Unsecured Revolving Credit Agreement, dated as of December 29, 2016, by and among T-Mobile US, Inc., T-Mobile USA, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders, and Deutsche Telekom AG, as administrative agent.	8-K	12/30/2016	10.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.57	Secured Revolving Credit Agreement, dated as of December 29, 2016, by and among T-Mobile US, Inc., T-Mobile USA, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders, and Deutsche Telekom AG, as administrative agent.	8-K	12/30/2016	10.2
10.58	Purchase Agreement, dated as of January 22, 2018, among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	1/25/2018	10.1
10.59*	Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan.	S-1/A	2/27/2007	10.1(a)
10.60*	MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan.	Schedule 14A	4/19/2010	Annex A
10.61*	Form Change in Control Agreement for MetroPCS Communications, Inc.	10-Q	8/9/2010	10.2
10.62*	Form Change in Control Agreement Amendment for MetroPCS Communications, Inc.	10-Q	10/30/2012	10.1
10.63*	MetroPCS Communications, Inc. Employee Non-qualified Stock Option Award Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.	10-K	3/1/2013	10.9(a)
10.64*
MetroPCS Communications, Inc. Non-Employee Director Non-qualified Stock Option Award Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.
		10-K	3/1/2013	10.9(b)
10.65*	Form Amendment to the MetroPCS Communications, Inc. Notice of Grant of Stock Option relating to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc.	10-Q	8/9/2010	10.5
10.66*	Form MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan Employee Non-Qualified Stock Option Award Agreement.	10-K	2/29/2012	10.12
10.67*	Form MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan Non-Employee Director Non-Qualified Stock Option Award Agreement.	10-K	3/1/2013	10.12(b)
10.68*	Employment Agreement of J. Braxton Carter dated as of January 25, 2013.	8-K	5/2/2013	10.3
10.69*	Amended and Restated Employment Agreement of J. Braxton Carter dated as of December 20, 2017.				X
10.70*	Employment Agreement of Thomas C. Keys dated as of January 25, 2013.	8-K	5/2/2013	10.4
10.71*	Employment Agreement of John J. Legere dated as of September 22, 2012.	10-Q	8/8/2013	10.17
10.72*	Amendment to Employment Agreement of John J. Legere dated as of October 23, 2013.	10-K	2/25/2014	10.35
10.73*	Amendment No. 2 to Employment Agreement between T-Mobile US, Inc. and John J. Legere, dated as of February 25, 2015.	8-K	2/26/2015	10.1
10.74*	Amended and Restated Employment Agreement of John J. Legere dated as of March 28, 2017.	10-Q	4/24/2017	10.7
10.75*	T-Mobile US, Inc. Amended and Restated Compensation Term Sheet for Michael Sievert Effective as of January 1, 2017.	10-Q	4/24/2017	10.6
10.76*	Form of Indemnification and Advancement Agreement.				X
10.77*	T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan (As Amended and Restated Effective as of January 1, 2014).	10-K	2/25/2014	10.39

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.78*	T-Mobile US, Inc. Executive Continuity Plan as Amended and Restated Effective as of January 1, 2014.	8-K	10/25/2013	10.1
10.79*	T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	10-Q	8/8/2013	10.20
10.80*	T-Mobile USA, Inc. 2011 Long-Term Incentive Plan.	10-Q	8/8/2013	10.21
10.81*	Annual Incentive Award Notice under the 2013 Omnibus Incentive Plan.	10-K	2/25/2014	10.45
10.82*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	8-K	6/4/2013	10.2
10.83*	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	8/8/2013	10.24
10.84*	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	8/8/2013	10.25
10.85*	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) with Deferral Option for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-K	2/19/2015	10.43
10.86*	Form of Restricted Stock Unit Award Agreement (Time-Vesting) with Deferral Option for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-K	2/19/2015	10.44
10.87*	T-Mobile US, Inc. 2014 Employee Stock Purchase Plan.	S-8	2/19/2015	99.1
10.88*	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015, June 16, 2016 and June 13, 2017).	10-Q	7/20/2017	10.4
12.1	Computation of Ratio of Earnings to Fixed Charges.				X
21.1	Subsidiaries of Registrant.				X
23.1	Consent of PricewaterhouseCoopers LLP.				X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

February 7, 2018	/s/ John J. Legere
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 7, 2018.

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