Form 10-Q
period 2018-03-31
T-Mobile US, Inc.
filed 2018-05-01
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 27, 2018
Common Stock, $0.00001 par value per share	846,845,766

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$2,527	$1,219
Accounts receivable, net of allowances of $76 and $86	1,689	1,915
Equipment installment plan receivables, net	2,281	2,290
Accounts receivable from affiliates	13	22
Inventories	1,311	1,566
Other current assets	1,788	1,903
Total current assets	9,609	8,915
Property and equipment, net	22,308	22,196
Goodwill	1,901	1,683
Spectrum licenses	35,504	35,366
Other intangible assets, net	291	217
Equipment installment plan receivables due after one year, net	1,234	1,274
Other assets	1,157	912
Total assets	$72,004	$70,563
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$7,157	$8,528
Payables to affiliates	291	182
Short-term debt	3,320	1,612
Short-term debt to affiliates	445	—
Deferred revenue	791	779
Other current liabilities	353	414
Total current liabilities	12,357	11,515
Long-term debt	12,127	12,121
Long-term debt to affiliates	14,586	14,586
Tower obligations	2,582	2,590
Deferred tax liabilities	3,813	3,537
Deferred rent expense	2,730	2,720
Other long-term liabilities	933	935
Total long-term liabilities	36,771	36,489
Commitments and contingencies (Note 13)
Stockholders' equity
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 854,576,971 and 860,861,998 shares issued, 853,066,229 and 859,406,651 shares outstanding	—	—
Additional paid-in capital	38,057	38,629
Treasury stock, at cost, 1,510,742 and 1,455,347 shares issued	(7)	(4)
Accumulated other comprehensive income	5	8
Accumulated deficit	(15,179)	(16,074)
Total stockholders' equity	22,876	22,559
Total liabilities and stockholders' equity	$72,004	$70,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2018	2017
Revenues
Branded postpaid revenues	$5,070	$4,725
Branded prepaid revenues	2,402	2,299
Wholesale revenues	266	270
Roaming and other service revenues	68	35
Total service revenues	7,806	7,329
Equipment revenues	2,353	2,043
Other revenues	296	241
Total revenues	10,455	9,613
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,589	1,408
Cost of equipment sales	2,845	2,686
Selling, general and administrative	3,164	2,955
Depreciation and amortization	1,575	1,564
Gains on disposal of spectrum licenses	—	(37)
Total operating expense	9,173	8,576
Operating income	1,282	1,037
Other income (expense)
Interest expense	(251)	(339)
Interest expense to affiliates	(166)	(100)
Interest income	6	7
Other income, net	10	2
Total other expense, net	(401)	(430)
Income before income taxes	881	607
Income tax (expense) benefit	(210)	91
Net income	671	698
Dividends on preferred stock	—	(14)
Net income attributable to common stockholders	$671	$684

Net income	$671	$698
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available-for-sale securities, net of tax effect of $(1) and $1	(3)	1
Other comprehensive (loss) income	(3)	1
Total comprehensive income	$668	$699
Earnings per share
Basic	$0.78	$0.83
Diluted	$0.78	$0.80
Weighted average shares outstanding
Basic	855,222,664	827,723,034
Diluted	862,244,084	869,395,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Operating activities
Net income	$671	$698
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,575	1,564
Stock-based compensation expense	97	67
Deferred income tax expense (benefit)	206	(97)
Bad debt expense	54	93
Losses from sales of receivables	52	95
Deferred rent expense	4	20
Gains on disposal of spectrum licenses	—	(37)
Changes in operating assets and liabilities
Accounts receivable	(873)	(1,025)
Equipment installment plan receivables	(222)	(209)
Inventories	33	44
Other current and long-term assets	132	(11)
Accounts payable and accrued liabilities	(1,028)	(651)
Other current and long-term liabilities	45	45
Other, net	24	12
Net cash provided by operating activities	770	608
Investing activities
Purchases of property and equipment, including capitalized interest of $43 and $48	(1,366)	(1,528)
Purchases of spectrum licenses and other intangible assets, including deposits	(51)	(14)
Proceeds related to beneficial interests in securitization transactions	1,295	1,134
Acquisition of companies, net of cash acquired	(333)	—
Other, net	(7)	(8)
Net cash used in investing activities	(462)	(416)
Financing activities
Proceeds from issuance of long-term debt	2,494	5,495
Proceeds from borrowing on revolving credit facility	2,170	—
Repayments of revolving credit facility	(1,725)	—
Repayments of capital lease obligations	(172)	(90)
Repayments of long-term debt	(999)	(3,480)
Repurchases of common stock	(666)	—
Tax withholdings on share-based awards	(74)	(92)
Dividends on preferred stock	—	(14)
Other, net	(28)	(10)
Net cash provided by financing activities	1,000	1,809
Change in cash and cash equivalents	1,308	2,001
Cash and cash equivalents
Beginning of period	1,219	5,500
End of period	$2,527	$7,501
Supplemental disclosure of cash flow information
Interest payments, net of amounts capitalized	$378	$495
Income tax payments	1	15
Noncash beneficial interest obtained in exchange for securitized receivables	1,128	1,016
Noncash investing and financing activities
Changes in accounts payable for purchases of property and equipment	$(364)	$(325)
Leased devices transferred from inventory to property and equipment	304	243
Returned leased devices transferred from property and equipment to inventory	(82)	(197)
Issuance of short-term debt for financing of property and equipment	237	288
Assets acquired under capital lease obligations	142	284

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Index for Notes to the Condensed Consolidated Financial Statements

Index for Notes to the Condensed Consolidated Financial Statements

T-Mobile US, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”) include all adjustments of a normal recurring nature necessary for the fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The condensed consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, as well as variable interest entities (“VIE”) where we are deemed to be the primary beneficiary and VIEs which cannot be deconsolidated, such as those related to Tower obligations (Tower obligations are included in VIEs related to the 2012 Tower Transaction. See Note 8 - Tower Obligations included in our Annual Report on Form 10-K for the year ended December 31, 2017). Intercompany transactions and balances have been eliminated in consolidation.

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

Accounting Pronouncements Adopted During the Current Year

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and has since modified the standard with several ASUs (collectively, the “new revenue standard”). The new revenue standard requires entities to recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations. We adopted the new revenue standard on January 1, 2018, using the modified retrospective method with the cumulative effect of initially applying the guidance recognized at the date of initial application. Comparative information has not been restated and continues to be reported under the standards in effect for those periods. We have applied the new revenue standard only to contracts not completed as of the date of initial application, referred to as open contracts. We have elected the practical expedient that permits an entity to reflect the aggregate effect of all of the modifications (on a contract-by-contract basis) that occurred before the date of initial application in determining the transaction price, identifying the satisfied and unsatisfied performance obligations, and allocating the transaction price to the performance obligations. Electing this practical expedient does not have a significant impact on our financial statements due to the short-term duration of most of our contracts and the nature of our contract modifications.

We have implemented significant new revenue accounting systems, processes and internal controls over revenue recognition to assist us in the application of the new revenue standard.

Revenue Recognition

We primarily generate our revenue from providing wireless services to customers and selling or leasing devices and accessories. Our contracts with customers may involve multiple performance obligations, which include wireless services, wireless devices or a combination thereof, and we allocate the transaction price between each performance obligation based on its relative standalone selling price.

Index for Notes to the Condensed Consolidated Financial Statements

Significant Judgments

The most significant judgments affecting the amount and timing of revenue from contracts with our customers include the following items:

•
For transactions where we recognize a significant financing component, judgment is required to determine the discount rate. For equipment installment plan (“EIP”) sales, the discount rate used to adjust the transaction price primarily reflects current market interest rates and the estimated credit risk of the customer.

•
Our products are generally sold with a right of return, which is accounted for as variable consideration when estimating the amount of revenue to recognize. Expected device returns are estimated based on historical experience.

•
Promotional bill credits offered to a customer on an equipment sale that are paid over time and are contingent on the customer maintaining a service contract may result in an extended service contract based on whether a substantive penalty is deemed to exist. Determining whether contingent bill credits result in a substantive termination penalty, and determining the term over which a substantive termination penalty exists, may require significant judgment.

•	For capitalized contract costs, determining the amortization period as well as assessing the indicators of impairment may require significant judgment.

•	The determination of the standalone selling price for contracts that involve more than one product or service (or performance obligation) may require significant judgment.

•	The identification of distinct performance obligations within our service plans may require significant judgment.

Wireless Services Revenue

We generate our wireless services revenues from providing access to, and usage of, our wireless communications network. Service revenues also include revenues earned for providing value added services to customers, such as handset insurance services. Service contracts are billed monthly either in advance or arrears, or are prepaid. Generally, service revenue is recognized as we satisfy our performance obligation to transfer service to our customers. We typically satisfy our stand-ready-performance obligations, including unlimited wireless services, evenly over the contract term. For usage-based and prepaid wireless services, we satisfy our performance obligations when services are rendered.

Revenue for service contracts that we assess are not probable of collection is not recognized until the contract is completed and cash is received. Collectibility is re-assessed when there is a significant change in facts or circumstances. Our assessment of collectibility considers whether we may limit our exposure to credit risk through our right to stop transferring additional service in the event the customer is delinquent.

Consideration payable to a customer is treated as a reduction of the total transaction price, unless the payment is in exchange for a distinct good or service, such as certain commissions paid to dealers.

Revenue is recorded net of costs paid to another party for performance obligations where we arrange for the other party to transfer goods or services to the customer (i.e., when we are acting as an agent). For example, performance obligations relating to services provided by third-party content providers where T-Mobile neither controls a right to the content provider’s service nor controls the underlying service itself are presented net because T-Mobile is acting as an agent.

Federal Universal Service Fund (“USF”) and other regulatory fees are assessed by various governmental authorities in connection with the services we provide to our customers and included in Cost of services. When we separately bill and collect these regulatory fees from customers, they are recorded in Total service revenues in our Condensed Consolidated Statements of Comprehensive Income.

We have made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by T-Mobile from a customer (for example, sales, use, value added, and some excise taxes).

Equipment Revenues

We generate equipment revenues from the sale or lease of mobile communication devices and accessories. For performance obligations related to equipment contracts, we typically transfer control at a point in time when the device or accessory is delivered to, and accepted by, the customer or dealer. We have elected to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance

Index for Notes to the Condensed Consolidated Financial Statements

obligations. We establish provisions for estimated device returns based on historical experience. Equipment sales not probable of collection are generally recorded as payments are received. Our assessment of collectibility considers payment terms such as down payments that reduce our exposure to credit risk.

We offer certain customers the option to pay for devices and accessories in installments using an EIP. Generally, we recognize as a reduction of the total transaction price the effects of a financing component in contracts where customers purchase their devices and accessories on an EIP with a term of more than one year, including those financing components that are not considered to be significant to the contract. However, we have elected the practical expedient to not recognize the effects of a significant financing component for contracts where we expect, at contract inception, that the period between the transfer of a performance obligation to a customer and the customer’s payment for that performance obligation will be one year or less.

In addition, for customers who enroll in our Just Upgrade My Phone (“JUMP!”®) program, we recognize a liability based on the estimated fair value of the specified-price trade-in right guarantee. The fair value of the guarantee is deducted from the transaction price under the new revenue standard, and the remaining transaction price is allocated to other elements of the contract, including service and equipment performance obligations. See “Guarantee Liabilities” in Note 1 - Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2017.

In 2015, we introduced JUMP! On Demand, which allows customers to lease a device and upgrade their leased wireless device for a new device up to one time per month. To date, all of our leased wireless devices are accounted for as operating leases and estimated contract consideration is allocated between lease elements and non-lease elements (such as service and equipment performance obligations) based on the relative standalone selling price of each performance obligation in the contract. Lease revenues are recorded as equipment revenues and recognized as earned on a straight-line basis over the lease term. Lease revenues on contracts not probable of collection are limited to the amount of payments received. See “Property and Equipment” in Note 1 - Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Contract Balances

Generally, T-Mobile devices and service plans are available at standard prices, which are maintained on price lists and published on our website and/or within our retail stores.

For contracts that involve more than one product or service that are identified as separate performance obligations, the transaction price is generally allocated to the performance obligations based on their relative standalone selling prices. Standalone selling price is the price that T-Mobile would sell the good or service separately to a customer and is best evidenced by the price that T-Mobile sells that good or service separately in similar circumstances and to similar customers.

A contract asset is recorded when revenue is recognized in advance of our right to receive consideration (e.g., we must perform additional services in order to receive consideration). Amounts are recorded as receivables when our right to consideration is unconditional. When consideration is received or we have an unconditional right to consideration in advance of delivery of goods or services, a contract liability is recorded. The transaction price can include non-refundable upfront fees, which are allocated to the identifiable performance obligations.

Contract assets are included in Other current assets and Other assets and contract liabilities are included in Deferred revenue in our Condensed Consolidated Balance Sheets.

Contract Modifications

Our service contracts allow customers to frequently modify their contracts without incurring penalties in many cases. Each time a contract is modified, we evaluate the change in scope or price of the contract to determine if the modification should be treated as a separate contract, as if there is a termination of the existing contract and creation of a new contract, or if the modification should be considered a change associated with the existing contract. We typically do not have significant impacts from contract modifications.

Contract Costs

We incur certain incremental costs to obtain a contract that we expect to recover, such as sales commissions. We record an asset when these incremental costs to obtain a contract are incurred and amortize them on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates.

Index for Notes to the Condensed Consolidated Financial Statements

We amortize deferred costs incurred to obtain service contracts on a straight-line basis over the term of the initial contract and anticipated renewal contracts to which the costs relate. However, we have elected the practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less.

Incremental costs to obtain equipment contracts (e.g., commissions paid on device and accessory sales) are recognized when the equipment is transferred to the customer.

Financial Statement Impacts of Applying the New Revenue Standard

The cumulative effect of initially applying the new revenue standard to all open contracts as of January 1, 2018 is as follows:

	January 1, 2018
(in millions)	Beginning Balance	Cumulative Effect Adjustment	Beginning Balance, As Adjusted
Assets
Other current assets	$1,903	$140	$2,043
Other assets	912	150	1,062
Liabilities and Stockholders’ Equity
Deferred revenue	$779	$4	$783
Deferred tax liabilities	3,537	73	3,610
Accumulated deficit	(16,074)	213	(15,861)

The most significant impacts upon adoption of the new revenue standard on January 1, 2018 include the following items:

•
A deferred contract cost asset of $150 million was recorded at transition in Other assets in our Condensed Consolidated Balance Sheets for incremental contract acquisition costs paid on open contracts, which consists primarily of commissions paid to acquire branded postpaid service contracts; and

•
A contract asset of $140 million was recorded at transition in Other current assets in our Condensed Consolidated Balance Sheets primarily for contracts with promotional bill credits offered to customers on equipment sales that are paid over time and are contingent on the customer maintaining a service contract.

Index for Notes to the Condensed Consolidated Financial Statements

Financial statement results as reported under the new revenue standard as compared to the previous revenue standard for the three months ended and as of March 31, 2018 are as follows:

	Three Months Ended March 31, 2018
(in millions, except per share amounts)	Previous Revenue Standard	New Revenue Standard	Change
Revenues
Branded postpaid revenues	$5,099	$5,070	$(29)
Branded prepaid revenues	2,403	2,402	(1)
Wholesale revenues	266	266	—
Roaming and other service revenues	68	68	—
Total service revenues	7,836	7,806	(30)
Equipment revenues	2,276	2,353	77
Other revenues	296	296	—
Total revenues	10,408	10,455	47
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,589	1,589	—
Cost of equipment sales	2,845	2,845	—
Selling, general and administrative	3,212	3,164	(48)
Depreciation and amortization	1,575	1,575	—
Total operating expenses	9,221	9,173	(48)
Operating income	1,187	1,282	95
Total other expense, net	(401)	(401)	—
Income before income taxes	786	881	95
Income tax expense	(186)	(210)	(24)
Net income	$600	$671	$71
Earnings per share
Basic earnings per share	$0.70	$0.78	$0.08
Diluted earnings per share	$0.70	$0.78	$0.08

	March 31, 2018
(in millions)	Previous Revenue Standard	New Revenue Standard	Change
Assets
Other current assets	$1,684	$1,788	$104
Other assets	866	1,157	291
Liabilities and Stockholders’ Equity
Deferred revenue	$777	$791	$14
Deferred tax liabilities	3,716	3,813	97
Accumulated deficit	(15,463)	(15,179)	284

The most significant impacts to financial statement results as reported under the new revenue standard as compared to the previous revenue standard for the current reporting period are as follows:

•
Under the new revenue standard, certain commissions paid to dealers previously recognized as a reduction to Equipment revenues in our Condensed Consolidated Statements of Comprehensive Income are now recorded as commission costs in Selling, general and administrative expense.

•
Contract costs capitalized for new contracts will accumulate in Other assets in our Condensed Consolidated Balance Sheets during 2018. As a result, there will be a net benefit to Operating income in our Condensed Consolidated Statements of Comprehensive Income during 2018 as capitalization of costs exceed amortization. As capitalized costs amortize into expense over time, the accretive benefit to Operating income anticipated in 2018 is expected to moderate in 2019 and normalize in 2020.

Index for Notes to the Condensed Consolidated Financial Statements

•
For contracts with promotional bill credits that are contingent on the customer maintaining a service contract that result in an extended service contract, a contract asset is recorded when control of the equipment transfers to the customer and is subsequently recognized as a reduction to Total service revenues in our Condensed Consolidated Statements of Comprehensive Income over the extended contract term.

See disclosures related to Contracts with Customers under the new revenue standard in Note 10 - Revenue from Contracts with Customers.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (the “new cash flow standard”). The new cash flow standard is intended to reduce current diversity in practice and provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. We adopted the new cash flow standard on January 1, 2018, which was the date it became effective for us. We have applied the new cash flow standard retrospectively to all periods presented. The new cash flow standard impacted the presentation of cash flows related to our beneficial interests in securitization transactions, which is the deferred purchase price, resulting in a reclassification of cash inflows from Operating activities to Investing activities of approximately $1.3 billion and $1.1 billion for the three months ended March 31, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. The new cash flow standard also impacted the presentation of our cash payments for debt prepayment and debt extinguishment costs, resulting in a reclassification of cash outflows from Operating activities to Financing activities of $31 million and $29 million for the three months ended March 31, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs. The standard became effective for us, and we adopted the standard, on January 1, 2018. The standard requires any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach. The implementation of this standard did not have a material impact on our condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (the “new lease standard”). The new lease standard requires all lessees to report a right-of-use asset and a lease liability for most leases. The income statement recognition is similar to existing lease accounting and is based on lease classification. The new lease standard requires lessees and lessors to classify most leases using principles similar to existing lease accounting. For lessors, the new lease standard modifies the classification criteria and the accounting for sales-type and direct financing leases. We are currently evaluating the new lease standard, which will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. Our evaluation includes assessing which of our arrangements qualify as a lease, and aggregating lease data and related information as well as determining whether previous conclusions for certain transactions, such as failed sale leaseback arrangements under the previous lease standard, Leases (Topic 840), would change under the new lease standard. We plan to adopt the new lease standard when it becomes effective for us beginning January 1, 2019, and expect the adoption of the new lease standard will result in the recognition of right-of-use assets and lease liabilities that have not previously been recorded, which will have a material impact on our condensed consolidated financial statements.

We are in the process of implementing significant new lease accounting systems, processes and internal controls over lease recognition, which will ultimately assist in the application of the new lease standard.

Financial Instruments

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

Index for Notes to the Condensed Consolidated Financial Statements

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not have, or are not believed by management to have, a significant impact on our present or future consolidated financial statements.

Note 2 - Significant Transactions

Business Combinations

During the three months ended March 31, 2018, we completed the following acquisitions which were accounted for as business combinations:

•
On January 1, 2018, we closed on our previously announced Unit Purchase Agreement to acquire the remaining equity in Iowa Wireless Services, LLC (“IWS”), a 54% owned unconsolidated subsidiary, for a purchase price of $25 million.

•
On January 22, 2018, we completed our acquisition of television innovator Layer3 TV, Inc. (“Layer3 TV”) for cash consideration of $318 million, subject to customary working capital and other post-closing adjustments.

See Note 3 - Business Combinations for further information.

Hurricane Impacts

During the three months ended March 31, 2018, our operations in Puerto Rico continued to experience losses related to hurricanes. The negative impacts to Operating income and Net income for the three months ended March 31, 2018, primarily from incremental costs to maintain our services in Puerto Rico, were $36 million and $23 million, respectively. We expect additional expenses to be incurred in 2018, primarily related to our operations in Puerto Rico. We continue to assess the damage of the hurricanes and work with our insurance carriers to submit claims for property damage and business interruption. During the three months ended March 31, 2018, we received $94 million in reimbursement from our insurance carriers, which eliminated the $93 million receivable we accrued for reimbursements as of December 31, 2017. No additional reimbursements were recorded during the three months ended March 31, 2018, however, we expect to record additional insurance recoveries related to these hurricanes in future periods.

Debt

During the three months ended March 31, 2018, we completed significant transactions with both third parties and affiliates related to the issuance, borrowing and redemption of debt. See Note 9 - Debt for further information.

Sales of Certain Receivables

In February 2018, the service receivable sale agreement was amended to extend the scheduled expiration date to March 2019. See Note 5 – Sales of Certain Receivables for further information.

Repurchases of Common Stock

During the three months ended March 31, 2018, we made additional repurchases of our common stock. Additionally, during the three months ended March 31, 2018, Deutsche Telekom AG (“DT”), our majority stockholder and an affiliated purchaser, made additional repurchases of our common stock. See Note 11 – Repurchases of Common Stock for further information.

Corporate Headquarters Leases

In February 2018, we extended the leases related to our corporate headquarters facility. See Note 13 – Commitments and Contingencies for further information.

Index for Notes to the Condensed Consolidated Financial Statements

Note 3 - Business Combinations

Acquisition of Layer3 TV

On January 22, 2018, we completed our acquisition of television innovator Layer3 TV for cash consideration of $318 million, subject to customary working capital and other post-closing adjustments. The consideration includes a $5 million payment that was made after the closing date. Upon closing of the transaction, Layer3 TV became a wholly-owned consolidated subsidiary. Layer3 TV acquires and distributes digital entertainment programming primarily through the internet to residential subscribers, offering direct to home digital television and multi-channel video programming distribution services. This transaction represented an opportunity to acquire a complementary service to our existing wireless service to advance our video strategy.

We accounted for the purchase of Layer3 TV as a business combination. Costs related to this acquisition were immaterial to our Condensed Consolidated Statements of Comprehensive Income. The grant-date fair value of cash-based and share-based incentive compensation awards attributable to post-combination services was approximately $37 million.

The following table shows the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed and the resultant purchase price allocation:

(in millions)	January 22, 2018
Assets acquired
Cash and cash equivalents	$2
Other current assets	14
Property and equipment, net	11
Intangible assets	100
Goodwill	218
Deferred tax assets	2
Total assets acquired	$347
Liabilities assumed
Accounts payable and accrued liabilities	$27
Short-term debt	2
Total liabilities assumed	29
Total consideration transferred	$318

We recognized a liability of $21 million within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets and an associated indemnification asset of $12 million in our Condensed Consolidated Balance Sheets related to minimum commitments under acquired content agreements. The maximum amount that would be received under the indemnification agreement is $12 million.

Goodwill of $218 million is calculated as the excess of the purchase price paid over the net assets acquired. The goodwill recorded as part of the Layer3 TV acquisition primarily reflects industry knowledge of the retained management team, as well as intangible assets that do not qualify for separate recognition. None of the goodwill is deductible for tax purposes. See Note 6 - Goodwill for further information.

As part of the transaction, we acquired an identifiable intangible asset of developed technology with an estimated fair value of $100 million, which is being amortized on a straight-line basis over a useful life of 5 years.

The financial results from the acquisition of Layer3 TV since the closing date through March 31, 2018 were not material to our Condensed Consolidated Statements of Comprehensive Income.

Acquisition of Iowa Wireless

On January 1, 2018 (the “acquisition date”), we closed on our previously announced Unit Purchase Agreement to acquire the remaining equity in IWS, a 54% owned unconsolidated subsidiary, for a purchase price of $25 million. We accounted for our acquisition of IWS as a business combination.

Prior to the acquisition date, we accounted for our previously-held investment in IWS under the equity method as we had significant influence, but not control. Authoritative guidance on accounting for business combinations requires that an acquirer

Index for Notes to the Condensed Consolidated Financial Statements

re-measure its previously held equity interest in the acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. As such, we valued our previously held equity interest in IWS at $56 million as of the acquisition date and recognized a gain of $15 million.

The following table highlights the consideration transferred, the fair value of our previously held equity interest and bargain purchase:

(in millions)	January 1, 2018
Consideration transferred:
Cash paid	$25
Previously held equity interest:
Acquisition date fair value of previously held equity interest	56
Bargain purchase gain	25
Net assets acquired	$106

As part of the acquisition of IWS, we recognized a bargain purchase gain of approximately $25 million, which represents the fair value of the identifiable net assets acquired, primarily IWS spectrum licenses, in excess of the purchase price and fair value of our previously held equity interest. We were in a favorable position to acquire the remaining shares of IWS as a result of our previously held 54% equity interest in IWS, an unprofitable business with valuable spectrum holdings.

The following table shows the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed and the resultant purchase price allocation:

(in millions)	January 1, 2018
Assets acquired
Current assets
Cash and cash equivalents	$3
Accounts receivables, net	6
Equipment installment plan receivables, net	3
Inventories	1
Other current assets	2
Total current assets	15
Property and equipment, net	36
Spectrum licenses	87
Total assets acquired	$138
Liabilities assumed
Accounts payable and accrued liabilities	$6
Deferred revenue	2
Total current liabilities	8
Deferred tax liabilities	17
Other long-term liabilities	7
Total long-term liabilities	24
Net assets acquired	$106

We included both the gain on our previously held equity interest in IWS and the bargain purchase gain within Other income, net in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018.

Pro forma information

The acquisitions of Layer3 TV and IWS were not material to our prior period consolidated results on a pro forma basis.

Index for Notes to the Condensed Consolidated Financial Statements

Note 4 – Receivables and Allowance for Credit Losses

Our portfolio of receivables is comprised of two portfolio segments, accounts receivable and EIP receivables. Our accounts receivable segment primarily consists of amounts currently due from customers, including service and leased device receivables, other carriers and third-party retail channels.

Based upon customer credit profiles, we classify the EIP receivables segment into two customer classes of “Prime” and “Subprime.” Prime customer receivables are those with lower delinquency risk and Subprime customer receivables are those with higher delinquency risk. Customers may be required to make a down payment on their equipment purchases. In addition, certain customers within the Subprime category are required to pay an advance deposit.

To determine a customer’s credit profile, we use a proprietary credit scoring model that measures the credit quality of a customer at the time of application for wireless communications service using several factors, such as credit bureau information, consumer credit risk scores and service plan characteristics.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	March 31, 2018	December 31, 2017
EIP receivables, gross	$3,896	$3,960
Unamortized imputed discount	(267)	(264)
EIP receivables, net of unamortized imputed discount	3,629	3,696
Allowance for credit losses	(114)	(132)
EIP receivables, net	$3,515	$3,564

Classified on the balance sheet as:
Equipment installment plan receivables, net	$2,281	$2,290
Equipment installment plan receivables due after one year, net	1,234	1,274
EIP receivables, net	$3,515	$3,564

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

The EIP receivables had weighted average effective imputed interest rates of 9.9% and 9.6% as of March 31, 2018 and December 31, 2017, respectively.

Index for Notes to the Condensed Consolidated Financial Statements

Activity for the three months ended March 31, 2018 and 2017, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivable segments were as follows:

	March 31, 2018			March 31, 2017
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$86	$396	$482	$102	$316	$418
Bad debt expense	4	50	54	37	56	93
Write-offs, net of recoveries	(14)	(67)	(81)	(39)	(75)	(114)
Change in imputed discount on short-term and long-term EIP receivables	N/A	53	53	N/A	48	48
Impact on the imputed discount from sales of EIP receivables	N/A	(51)	(51)	N/A	(41)	(41)
Allowance for credit losses and imputed discount, end of period	$76	$381	$457	$100	$304	$404

Management considers the aging of receivables to be an important credit indicator. The following table provides delinquency status for the unpaid principal balance for receivables within the EIP portfolio segment, which we actively monitor as part of our current credit risk management practices and policies:

	March 31, 2018			December 31, 2017
(in millions)	Prime	Subprime	Total EIP Receivables, gross	Prime	Subprime	Total EIP Receivables, gross
Current - 30 days past due	$1,648	$2,168	$3,816	$1,727	$2,133	$3,860
31 - 60 days past due	14	24	38	17	29	46
61 - 90 days past due	5	13	18	6	16	22
More than 90 days past due	7	17	24	8	24	32
Total receivables, gross	$1,674	$2,222	$3,896	$1,758	$2,202	$3,960

Note 5 – Sales of Certain Receivables

We have entered into transactions to sell certain service and EIP accounts receivable. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of Service Receivables

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis and in November 2016, the arrangement was amended to increase the maximum funding commitment to $950 million (the “service receivable sale arrangement”) and extend the scheduled expiration date to March 2018. In February 2018, the service receivable sale arrangement was again amended to extend the scheduled expiration date to March 2019. In April 2018, the service receivable sale arrangement was again amended to update certain terms and covenants contained therein to make them consistent with analogous terms and covenants in documents of our other financing arrangements. As of March 31, 2018 and December 31, 2017, the service receivable sale arrangement provided funding of $802 million and $880 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

In connection with the service receivable sale arrangement, we formed a wholly-owned subsidiary, which qualifies as a bankruptcy remote entity, to sell service accounts receivable (the “Service BRE”). The Service BRE does not qualify as a VIE, and due to the significant level of control we exercise over the entity, it is consolidated. Pursuant to the arrangement, certain of our wholly-owned subsidiaries transfer selected receivables to the Service BRE. The Service BRE then sells the receivables to an unaffiliated entity (the “Service VIE”), which was established to facilitate the sale of beneficial ownership interests in the receivables to certain third parties.

Index for Notes to the Condensed Consolidated Financial Statements

Variable Interest Entity

We determined that the Service VIE qualifies as a VIE as it lacks sufficient equity to finance its activities. We have a variable interest in the Service VIE, but are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the Service VIE’s economic performance. Those activities include committing the Service VIE to legal agreements to purchase or sell assets, selecting which receivables are purchased in the service receivable sale arrangement, determining whether the Service VIE will sell interests in the purchased service receivables to other parties, funding of the entity and servicing of receivables. We do not hold the power to direct the key decisions underlying these activities. For example, while we act as the servicer of the sold receivables, which is considered a significant activity of the Service VIE, we are acting as an agent in our capacity as the servicer and the counterparty to the service receivable sale arrangement has the ability to remove us as the servicing agent of the receivables at will with no recourse available to us. As we have determined we are not the primary beneficiary, the balances and results of the Service VIE are not included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to our variable interest in the Service VIE:

(in millions)	March 31, 2018	December 31, 2017
Other current assets	$266	$236
Accounts payable and accrued liabilities	—	25
Other current liabilities	118	180

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivables on a revolving basis and in August 2017, the EIP sale arrangement was amended to reduce the maximum funding commitment to $1.2 billion (the “EIP sale arrangement”) and extend the scheduled expiration date to November 2018. In December 2017, the EIP sale arrangement was again amended to increase the maximum funding commitment to $1.3 billion. In April 2018, the EIP sale arrangement was again amended to update certain terms and covenants contained therein to make them consistent with analogous terms and covenants in the documentation of our other financing arrangements. As of both March 31, 2018 and December 31, 2017, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis. The receivables consist of customer EIP balances, which require monthly customer payments for up to 24 months.

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

Index for Notes to the Condensed Consolidated Financial Statements

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to the EIP BRE:

(in millions)	March 31, 2018	December 31, 2017
Other current assets	$370	$403
Other assets	93	109
Other long-term liabilities	10	3

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

We recognize the cash proceeds received upon sale in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. We recognize proceeds net of the deferred purchase price, consisting of a receivable from the purchasers that entitles us to certain collections on the receivables. We recognize the collection of the deferred purchase price in Net cash provided by investing activities in our Condensed Consolidated Statements of Cash Flows as Proceeds related to beneficial interests in securitization transactions.

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of March 31, 2018 and December 31, 2017, our deferred purchase price related to the sales of service receivables and EIP receivables was $728 million and $745 million, respectively.

The following table summarizes the impacts of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2018	December 31, 2017
Derecognized net service receivables and EIP receivables	$2,663	$2,725
Other current assets	636	639
of which, deferred purchase price	635	636
Other long-term assets	93	109
of which, deferred purchase price	93	109
Accounts payable and accrued liabilities	—	25
Other current liabilities	118	180
Other long-term liabilities	10	3
Net cash proceeds since inception	1,908	2,058
Of which:
Change in net cash proceeds during the year-to-date period	(150)	28
Net cash proceeds funded by reinvested collections	2,058	2,030

We recognized losses from sales of receivables of $52 million and $95 million for the three months ended March 31, 2018 and 2017, respectively. These losses from sales of receivables were recognized in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. Losses from sales of receivables include adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price.

Index for Notes to the Condensed Consolidated Financial Statements

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

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.3 billion as of March 31, 2018. The maximum exposure to loss, which is a required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery. As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of our expected loss.

Note 6 - Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2018, are as follows:

(in millions)
Historical goodwill	$12,449
Accumulated impairment losses at December 31, 2017	(10,766)
Balance as of December 31, 2017	1,683
Goodwill from acquisition of Layer3 TV	218
Balance as of March 31, 2018	$1,901
Accumulated impairment losses at March 31, 2018	$(10,766)

On January 22, 2018, we completed our acquisition of television innovator Layer3 TV. This purchase was accounted for as a business combination resulting in $218 million in goodwill. Layer3 TV is a separate reporting unit and the acquired goodwill will be tested for impairment at this level. See Note 3 - Business Combinations for additional information.

Note 7 – Spectrum License Transactions

The following table summarizes our spectrum license activity for the three months ended March 31, 2018:

(in millions)	Spectrum Licenses
Balance at December 31, 2017	$35,366
Spectrum license acquisitions	125
Costs to clear spectrum	13
Balance at March 31, 2018	$35,504

We had the following spectrum license transactions for the three months ended March 31, 2018:

•
We recorded spectrum licenses received as part of our acquisition of the remaining equity interest in IWS at their estimated fair value of approximately $87 million. See Note 3 - Business Combinations for further information.

•
We closed on multiple spectrum purchase agreements in which we acquired total spectrum licenses of approximately $38 million for cash consideration. No gains or losses were recognized on the spectrum license purchases.

Index for Notes to the Condensed Consolidated Financial Statements

Note 8 – Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts receivable from affiliates, accounts payable, and borrowings under our senior secured revolving credit facility with DT, our majority stockholder, approximate fair value due to the short-term maturities of these instruments.

Deferred Purchase Price Assets

In connection with the sales of certain service and EIP receivables pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. See Note 5 – Sales of Certain Receivables for further information.

The carrying amounts and fair values of our assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	March 31, 2018		December 31, 2017
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Deferred purchase price assets	3	$728	$728	$745	$745

Long-term Debt

The fair value of our Senior Notes to third parties was determined based on quoted market prices in active markets, and therefore was classified as Level 1 within the fair value hierarchy. The fair values of our Senior Notes to affiliates, Incremental Term Loan Facility to affiliates, and Senior Reset Notes to affiliates were determined based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. Accordingly, our Senior Notes to affiliates, Incremental Term Loan Facility to affiliates, and Senior Reset Notes to affiliates were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates, Incremental Term Loan Facility to affiliates, and Senior Reset Notes to affiliates. The fair value estimates were based on information available as of March 31, 2018 and December 31, 2017. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	March 31, 2018		December 31, 2017
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$13,402	$13,732	$11,910	$12,540
Senior Notes to affiliates	2	7,486	7,659	7,486	7,852
Incremental Term Loan Facility to affiliates	2	4,000	4,000	4,000	4,020
Senior Reset Notes to affiliates	2	3,100	3,223	3,100	3,260

Index for Notes to the Condensed Consolidated Financial Statements

Note 9 – Debt

The following table sets forth the debt balances and activity as of, and for the three months ended, March 31, 2018:

(in millions)	December 31, 2017	Issuances and Borrowings (1)	Note Redemptions (1)	Repayments	Reclassifications (1)	Other (2)	March 31, 2018
Short-term debt	$1,612	$—	$(999)	$—	$2,425	$282	$3,320
Long-term debt	12,121	2,494	—	—	(2,425)	(63)	12,127
Total debt to third parties	13,733	2,494	(999)	—	—	219	15,447
Short-term debt to affiliates	—	2,170	—	(1,725)	—	—	445
Long-term debt to affiliates	14,586	—	—	—	—	—	14,586
Total debt	$28,319	$4,664	$(999)	$(1,725)	$—	$219	$30,478

(1)
Issuances and borrowings, note redemptions, and reclassifications are recorded net of related issuance costs, discounts and premiums. Issuances and borrowings and repayments for Short-term debt to affiliates represent net outstanding borrowings and net repayments on our senior secured revolving credit facility.

(2)
Other includes: $246 million of issuances of short-term debt related to vendor financing arrangements, of which $237 million related to financing of property and equipment. During the three months ended March 31, 2018, we did not have any repayments under the vendor financing arrangements. Vendor financing arrangements are included in Short-term debt within Total current liabilities in our Condensed Consolidated Balance Sheets. Other also includes capital leases and the amortization of discounts and premiums. Capital lease liabilities totaled $1.8 billion at both March 31, 2018 and December 31, 2017.

Debt to Third Parties

Issuances and Borrowings

During the three months ended March 31, 2018, we issued the following Senior Notes:

(in millions)	Principal Issuances	Issuance Costs	Net Proceeds from Issuance of Long-Term Debt
4.500% Senior Notes due 2026	$1,000	$2	$998
4.750% Senior Notes due 2028	1,500	4	1,496
Total of Senior Notes issued	$2,500	$6	$2,494

On January 25, 2018, T-Mobile USA, Inc. (“T-Mobile USA”) and certain of its affiliates, as guarantors, issued (i) $1.0 billion of public 4.500% Senior Notes due 2026 and (ii) $1.5 billion of public 4.750% Senior Notes due 2028. Issuance costs related to the public debt issuance totaled approximately $6 million.

Subsequent to March 31, 2018, we used the net proceeds of $2.494 billion from the transaction to redeem our $1.75 billion of 6.625% Senior Notes due 2023, on April 1, 2018, and to redeem our $600 million of 6.836% Senior Notes due 2023 on April 28, 2018, as further discussed below, and for general corporate purposes, including the partial repayment of borrowings under our revolving credit facility with DT.

Notes Redemptions

During the three months ended March 31, 2018, we made the following note redemption:

(in millions)	Principal Amount	Write-off of Premiums, Discounts and Issuance Costs (1)	Call Penalties (1) (2)	Redemption Date	Redemption Price
6.125% Senior Notes due 2022	$1,000	$1	$31	January 15, 2018	103.063%

(1)
Write-off of premiums, discounts, issuance costs and call penalties are included in Other income, net in our Condensed Consolidated Statements of Comprehensive Income. Write-off of premiums, discounts and issuance costs are included in Other, net within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

(2)	The call penalty is the excess paid over the principal amount. Call penalties are included within Net cash provided by financing activities in our Condensed Consolidated Statements of Cash Flows.

Prior to March 31, 2018, we delivered a notice of redemption on $1.75 billion aggregate principal amount of our 6.625% Senior Notes due 2023. The notes were redeemed on April 1, 2018 at a redemption price equal to 103.313% of the principal amount of the notes (plus accrued and unpaid interest thereon), payable on April 2, 2018. The redemption premium was

Index for Notes to the Condensed Consolidated Financial Statements

approximately $58 million, the write-off of issuance costs was less than $1 million, and the write-off of premiums was approximately $75 million. The outstanding principal amount was reclassified from Long-term debt to Short-term debt in our Condensed Consolidated Balance Sheets as of March 31, 2018.

Prior to March 31, 2018, we delivered a notice of redemption on $600 million aggregate principal amount of our 6.836% Senior Notes due 2023. The notes were redeemed on April 28, 2018 at a redemption price equal to 103.418% of the principal amount of the notes (plus accrued and unpaid interest thereon), payable on April 30, 2018. The redemption premium was approximately $21 million and the write-off of issuance costs was less than $1 million. The outstanding principal amount was reclassified from Long-term debt to Short-term debt in our Condensed Consolidated Balance Sheets as of March 31, 2018.

Debt to Affiliates

Issuances and Borrowings

On January 22, 2018, DT agreed to purchase (i) $1.0 billion in aggregate principal amount of 4.500% Senior Notes due 2026 and (ii) $1.5 billion in aggregate principal amount of 4.750% Senior Notes due 2028 directly from T-Mobile USA and certain of its affiliates, as guarantors, with no underwriting discount (the “DT Notes”). As of March 31, 2018, there were no outstanding balances on the DT Notes.

Prior to March 31, 2018, we delivered a notice of redemption on (i) $1.25 billion in aggregate principal amount of 8.097% Senior Reset Notes due 2021 and (ii) $1.25 billion in aggregate principal amount of 8.195% Senior Reset Notes due 2022 (collectively, the “DT Senior Reset Notes”) held by DT. Subsequent to March 31, 2018, through net settlement on April 30, 2018, we issued to DT a total of $2.5 billion in aggregate principal amount of DT Notes and redeemed the DT Senior Reset Notes. The 8.097% Senior Reset Notes due 2021 were redeemed on April 28, 2018 at a redemption price equal to 104.0485% of the principal amount of the notes (plus accrued and unpaid interest thereon), payable on April 30, 2018. The 8.195% Senior Reset Notes due 2022 were redeemed on April 28, 2018 at a redemption price equal to 104.0975% of the principal amount of the notes (plus accrued and unpaid interest thereon), payable on April 30, 2018. In connection with the net settlement, we paid DT $102 million in cash for the premium portion of the redemption price set forth in the indenture governing the DT Senior Reset Notes, plus accrued but unpaid interest on the DT Senior Reset Notes to, but not including, the exchange date.

Incremental Term Loan Facility

In March 2018, we amended the terms of the Incremental Term Loan Facility. Following this amendment, the applicable margin payable on LIBOR indexed loans is 1.50% under the $2.0 billion Incremental Term Loan Facility maturing on November 9, 2022 and 1.75% under the $2.0 billion Incremental Term Loan Facility maturing on January 31, 2024. The amendment also modified the Incremental Term Loan Facility to (i) include a soft-call prepayment premium of 1.00% of the outstanding principal amount of the loans under the Incremental Term Loan Facility payable to DT upon certain refinancings of such loans by us with lower priced debt prior to a date that is six months after March 29, 2018 and (ii) update certain covenants and other provisions to make them substantially consistent, subject to certain additional carve outs, with our most recently publicly issued notes. No issuance fees were incurred related to this debt agreement for the three months ended March 31, 2018.

Revolving Credit Facility

In January 2018, we utilized proceeds under our revolving credit facility with DT to redeem $1.0 billion in aggregate principal amount of our 6.125% Senior Notes due 2022 and for general corporate purposes. On January 29, 2018, the proceeds utilized under our revolving credit facility with DT were repaid. The proceeds and borrowings from the revolving credit facility are presented in Proceeds from borrowing on revolving credit facility and Repayments of revolving credit facility within Net cash provided by financing activities in our Condensed Consolidated Statements of Cash Flows. As of March 31, 2018, there was $445 million in outstanding borrowings under the revolving credit facility. As of December 31, 2017, there were no outstanding borrowings under the revolving credit facility.

In March 2018, we amended the terms of (a) our Secured Revolving Credit Facility and (b) our Unsecured Revolving Credit Facility. Following these amendments, (i) the range of applicable margin payable under the Secured Revolving Credit Facility is 1.05% to 1.80%, (ii) the range of the applicable margin payable under the Unsecured Revolving Credit Facility is 2.05% to 3.05%, (iii) the range of the undrawn commitment fee applicable to the Secured Revolving Credit Facility is 0.25% to 0.45%, (iv) the range of the undrawn commitment fee applicable to the Unsecured Revolving Credit Facility is 0.20% to 0.575% and (v) the maturity date of the revolving credit facility with DT is December 29, 2020. The amendments also modify the facility to

Index for Notes to the Condensed Consolidated Financial Statements

update certain covenants and other provisions to make them substantially consistent, subject to certain additional carve outs, with our most recently publicly issued notes.

Note 10 - Revenue from Contracts with Customers

Disaggregation of revenue

We provide wireless communication services to three primary categories of customers:

•
Branded postpaid customers generally include customers that are qualified to pay after receiving wireless communication services utilizing phones, mobile broadband devices (including tablets), DIGITS or other devices;

•	Branded prepaid customers generally include customers who pay for wireless communication services in advance. Our branded prepaid customers include customers of T-Mobile and MetroPCS; and

•	Wholesale customers include Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers that operate on our network, but are managed by wholesale partners.

Branded postpaid service revenues include branded postpaid phone revenues and branded postpaid other revenues, which were $4.8 billion and $259 million, respectively, for the three months ended March 31, 2018 and $4.5 billion and $225 million, respectively, for the three months ended March 31, 2017.

We operate as a single operating segment. The balances presented within each revenue line item in our Condensed Consolidated Statements of Comprehensive Income represent categories of revenue from contracts with customers disaggregated by type of product and service. Service revenues also include revenues earned for providing value added services to customers, such as handset insurance services. Revenue generated from the lease of mobile communication devices and accessories is included within Equipment revenues in our Condensed Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2018, and 2017, we recorded approximately $171 million and $324 million, respectively, of Equipment revenues from the lease of mobile communication devices and accessories.

Contract balances

The opening and closing balances of T-Mobile’s contract asset, contract liability and receivables balances from contracts with customers for the three months ended March 31, 2018 are as follows:

(in millions)	Contract Assets Included in Other Current Assets	Contract Liabilities Included in Deferred Revenue
Balance as of January 1, 2018	$140	$718
Balance as of March 31, 2018	104	718
Change	(36)	—

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract. The change in the contract asset balance includes customer activity related to new promotions, customers that churn and forfeit their bill credits and impairment of bill credits which are recognized as bad debt expense.

Contract liabilities are recorded when fees are collected or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities is related to customer activity associated with our prepaid plans including the receipt of cash payments and the satisfaction of our performance obligations.

Revenues for the three months ended March 31, 2018, include the following:

Three Months Ended March 31,
(in millions)	2018
Amounts included in the beginning of period contract liability balance	$528
Amounts associated with performance obligations satisfied in previous periods	—

Index for Notes to the Condensed Consolidated Financial Statements

Remaining performance obligations

As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining service performance obligations for branded postpaid contracts is $694 million. We expect to recognize this revenue as service is provided over the next 12 months.

Certain of our wholesale, roaming and other service contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of March 31, 2018, the aggregate amount of the guaranteed minimum consideration allocated to remaining service performance obligations for wholesale, roaming and other service contracts is $879 million, $1.1 billion and $901 million for 2018, 2019 and 2020 and beyond, respectively. These contracts have a remaining duration of less than one year to six years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of monthly service contracts. The aggregate amount of the transaction price allocated to remaining service performance obligations includes the estimated amount to be invoiced to the customer.

Contract costs

Deferred contract cost balances at March 31, 2018 were as follows:

(in millions)	At March 31, 2018
Total deferred incremental costs to obtain contracts	$290

Deferred contract costs incurred to obtain postpaid service contracts have an average amortization period of approximately 24 months. The amortization period is monitored every period to reflect any significant change in assumptions. Amortization of deferred costs was $35 million for the three months ended March 31, 2018.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three months ended March 31, 2018.

Note 11 – Repurchases of Common Stock

2017 Stock Repurchase Program

On December 6, 2017, our Board of Directors authorized a stock repurchase program for up to $1.5 billion of our common stock through December 31, 2018 (the “2017 Stock Repurchase Program”). During the three months ended March 31, 2018, we repurchased a total of 10.5 million shares of our common stock for $666 million. From the inception of the 2017 Stock Repurchase Program through April 27, 2018, we repurchased 23.7 million shares of our common stock at an average price per share of $63.07 for a total purchase price of $1.5 billion. Repurchased shares are retired.

For the three months ended March 31, 2018, DT, our majority stockholder and an affiliated purchaser, purchased 3.3 million additional shares of our common stock at an aggregate market value of $200 million in the public market or from other parties, in accordance with the rules of the SEC and other applicable legal requirements. We do not receive proceeds from these purchases.

2018 Stock Repurchase Program

On April 27, 2018, our Board of Directors authorized an increase in the total stock repurchase program to $9.0 billion, consisting of the $1.5 billion in repurchases previously completed and for up to an additional $7.5 billion of repurchases of our common stock, allocated as up to $500 million of shares of common stock through December 31, 2018, up to $3.0 billion of shares of common stock for the year ending December 31, 2019 and up to $4.0 billion of shares of common stock for the year ending December 31, 2020, with any authorized but unutilized repurchase capacity for any of the foregoing periods increasing the authorized repurchase capacity for the succeeding period by the amount of such unutilized repurchase capacity. The additional $7.5 billion repurchase authorization is contingent upon the termination of the Business Combination Agreement with Sprint (the “Business Combination Agreement”) and the abandonment of the transactions contemplated under the agreement.

Index for Notes to the Condensed Consolidated Financial Statements

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

Note 12 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2018	2017
Net income	$671	$698
Less: Dividends on mandatory convertible preferred stock	—	(14)
Net income attributable to common stockholders - basic	671	684
Add: Dividends related to mandatory convertible preferred stock	—	14
Net income attributable to common stockholders - diluted	$671	$698

Weighted average shares outstanding - basic	855,222,664	827,723,034
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	7,021,420	9,434,950
Mandatory convertible preferred stock	—	32,238,000
Weighted average shares outstanding - diluted	862,244,084	869,395,984

Earnings per share - basic	$0.78	$0.83
Earnings per share - diluted	$0.78	$0.80

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	67,580	9,993

As of March 31, 2018, we had authorized 100 million shares of 5.50% mandatory convertible preferred stock series A, with a par value of $0.00001 per share. There were no preferred shares outstanding as of March 31, 2018.

On December 15, 2017, 20 million shares of our preferred stock converted to approximately 32 million shares of our common stock at a conversion rate of 1.6119 shares of common stock for each share of previously outstanding preferred stock and certain cash-in-lieu of fractional shares.

Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

Note 13 – Commitments and Contingencies

Commitments

Operating Leases

In February 2018, we extended the leases related to our corporate headquarters facility. These agreements, increased our minimum lease payments by approximately $400 million in the aggregate.

In February 2018, we amended an agreement related to the lease of certain wireless communication tower sites. This agreement increased our minimum lease payments by approximately $385 million in the aggregate.

Contingencies and Litigation

We are involved in various lawsuits, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which

Index for Notes to the Condensed Consolidated Financial Statements

are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce Federal Communications Commission (“FCC”) rules and regulations. The Litigation Matters described above have progressed to various stages and some of them may proceed to trial, arbitration, hearing or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months, if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate, which is reflected in the condensed consolidated financial statements but that we do not consider, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including but not limited to: uncertainty concerning legal theories and their resolution by courts or regulators; uncertain damage theories and demands; and a less than fully developed factual record. While we do not expect that the ultimate resolution of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, an unfavorable outcome of some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

Note 14 – Subsequent Events

Note Redemptions

In April 2018, we redeemed $1.75 billion of 6.625% Senior Notes due 2023 and $600 million of 6.836% Senior Notes due 2023. Additionally, through net settlement in April 2018, we issued to DT a total of $2.5 billion in aggregate principal amount of DT Notes and redeemed $1.25 billion in aggregate principal amount of 8.097% Senior Reset Notes due 2021 and $1.25 billion in aggregate principal amount of 8.195% Senior Reset Notes due 2022 held by DT. See Note 9 - Debt for further information.

Repurchases of Common Stock

We made common stock repurchases through April 27, 2018, under the stock repurchase program authorized by our Board of Directors on December 6, 2017.

On April 27, 2018, our Board of Directors authorized an increase in the total stock repurchase program to $9.0 billion, consisting of the $1.5 billion in repurchases previously authorized and for up to an additional $7.5 billion of our common stock.

See Note 11- Repurchases of Common Stock for further information.

Business Combination Agreement

On April 29, 2018, we entered into a Business Combination Agreement with Sprint Corporation (“Sprint”), Huron Merger Sub LLC (“T-Mobile Merger Company”), Superior Merger Sub Corporation (“Merger Sub”), Starburst I, Inc., (“Starburst”), Galaxy Investment Holdings, Inc., (“Galaxy,” and together with Starburst, the “SoftBank US HoldCos”) and for the limited purposes set forth therein, DT, Deutsche Telekom Holding B.V. (“DT Holding”), and SoftBank Group Corp. (“SoftBank”).

Pursuant to the Business Combination Agreement and upon the terms and subject to the conditions described therein, the SoftBank US HoldCos will merge with and into T-Mobile Merger Company, with T-Mobile Merger Company continuing as the surviving entity and our wholly owned subsidiary (the “HoldCo Mergers”). Immediately following the HoldCo Mergers, Merger Sub will merge with and into Sprint, with Sprint continuing as the surviving corporation and our wholly owned indirect subsidiary (the “Merger” and, together with the HoldCo Mergers, the “Merger Transactions”). Pursuant to the Business Combination Agreement, (i) at the effective time of the HoldCo Mergers, all the issued and outstanding shares of common stock of Galaxy and Starburst held by SoftBank Group Capital Limited, a wholly owned subsidiary of SoftBank and the sole stockholder of Galaxy and Starburst (“Softbank UK”), will be converted such that SoftBank UK will receive an aggregate number of shares of our common stock equal to the product of (x) 0.10256 (the “Exchange Ratio”) and (y) the aggregate number of shares of common stock of Sprint (“Sprint Common Stock”), held by the SoftBank US HoldCos, collectively, immediately prior to the effective time of the HoldCo Mergers, and (ii) at the effective time of the Merger, each share of Sprint Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than shares of Sprint Common Stock that were held by the SoftBank US HoldCos or are held by Sprint as treasury stock) will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio. SoftBank and its affiliates will receive the same amount of our common stock per share of Sprint Common Stock as all other Sprint stockholders. Immediately following the Merger Transactions, DT and SoftBank are expected to hold approximately 42% and 27% of the fully diluted

Index for Notes to the Condensed Consolidated Financial Statements

shares of the combined company, respectively, with the remaining approximately 31% of the fully-diluted shares of the combined company held by public stockholders.

The consummation of the Merger Transactions and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) is subject to obtaining the consent of the holders of a majority of the outstanding shares of Sprint Common Stock in favor of the adoption of the Business Combination Agreement (the “Sprint Stockholder Approval”). Subsequent to the execution of the Business Combination Agreement, SoftBank entered into a support agreement (the “SoftBank Support Agreement”), pursuant to which it has agreed to cause SoftBank UK, Galaxy and Starburst to deliver a written consent in favor of the adoption of the Business Combination Agreement, which will constitute receipt by Sprint of the Sprint Stockholder Approval. As of April 25, 2018, SoftBank beneficially owned approximately 84.8% of Sprint Common Stock outstanding. Under the terms of the SoftBank Support Agreement, SoftBank and its affiliates are generally prohibited from transferring ownership of Sprint Common Stock prior to the earlier of the consummation of the Merger and the termination of the Business Combination Agreement in accordance with its terms. The consummation of the Transactions is also subject to obtaining the consent of the holders of a majority of the outstanding shares of our common stock in favor of the issuance of our common stock in the Merger Transactions (the “T-Mobile Stock Issuance Approval”) and in favor of the amendment and restatement of our certificate of incorporation (the “T-Mobile Charter Amendment”) (collectively, the “T-Mobile Stockholder Approval”). Subsequent to the execution of the Business Combination Agreement, DT entered into a support agreement (the “DT Support Agreement”), pursuant to which it has agreed to deliver a written consent in favor of the T-Mobile Stock Issuance Approval and the T-Mobile Charter Amendment, which will constitute receipt by T-Mobile of the T-Mobile Stockholder Approval. As of April 25, 2018, DT beneficially owned approximately 63.5% of our outstanding common stock. Under the terms of the DT Support Agreement, DT and its affiliates are generally prohibited from transferring ownership of our common stock prior to the earlier of the consummation of the Merger and the termination of the Business Combination Agreement in accordance with its terms.

The consummation of the Transactions is also subject to the satisfaction or waiver, if legally permitted, of certain other conditions, including, among other things, (i) the accuracy of representations and warranties and performance of covenants of the parties, (ii) the effectiveness of the registration statement for the shares of our common stock to be issued in the Merger Transactions, and the approval of the listing of such shares on the NASDAQ Global Select Market (“NASDAQ”), (iii) receipt of certain regulatory approvals, including approvals of the Federal Communications Commission, applicable state public utility commissions and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and favorable completion of review by the Committee on Foreign Investments in the United States, (iv) specified minimum credit ratings for the combined company on the closing date of the Merger Transaction (after giving effect to the Merger) from at least two of the three credit rating agencies, subject to certain qualifications and (v) no material adverse effect with respect to Sprint or us since the date of the Business Combination Agreement.

The Business Combination Agreement contains representations and warranties and covenants customary for a transaction of this nature. Sprint and SoftBank, and we and DT, are each subject to restrictions on the ability to solicit alternative acquisition proposals and to provide information to, and engage in discussion with, third parties regarding such proposals, except under limited circumstances to permit Sprint’s and our boards of directors to comply with fiduciary duties. Subject to certain exceptions, each of the parties to the Business Combination Agreement has agreed to use its reasonable best efforts to take or cause to be taken actions necessary to consummate the Transactions, including with respect to obtaining required government approvals. The Business Combination Agreement also contains certain termination rights for both Sprint and us. If we terminate the Business Combination Agreement in connection with a failure to satisfy the closing condition related to the specified minimum credit ratings noted above, then in certain circumstances, we may be required to pay Sprint $600 million.

Pursuant to the terms of the Business Combination Agreement, we, SoftBank and DT will also enter into an amended and restated stockholders’ agreement (the “Stockholders Agreement”), which will become effective upon the closing of the Transactions and will provide that the board of directors of the combined company will consist of fourteen members, comprising nine directors designated by DT (of which at least two will be independent), four directors designated by SoftBank (of which at least two will be independent), and the combined company’s chief executive officer. The Stockholders Agreement will also set forth certain consent rights for each of SoftBank and DT over certain material transactions of the combined company and will contain a non-compete which will apply to SoftBank, DT and their respective affiliates, subject to certain exceptions, until such time as SoftBank’s or DT’s ownership in the combined company has been reduced below an agreed threshold.

In addition, pursuant to the terms of the Business Combination Agreement, SoftBank and DT will enter into a proxy, lock-up and right of first refusal agreement (the “PLR Agreement”), which will become effective upon the closing of the Transactions, and which will set forth certain rights and obligations in respect to the shares of our common stock owned by each of SoftBank, DT and their respective affiliates to enable DT to consolidate us into DT’s financial statements following the consummation of

Index for Notes to the Condensed Consolidated Financial Statements

the Transactions. Among other terms, these rights and obligations will require SoftBank to agree to vote its shares of our common stock as directed by DT and will restrict SoftBank from transferring its shares of our common stock in a manner that would prevent DT from consolidating us into DT’s financial statements following the consummation of the Transactions, subject in each case to certain exceptions set forth in the PLR Agreement. In addition, the PLR Agreement will impose certain restrictions on SoftBank’s and DT’s ability to transfer their shares of our common stock in the four year period following the closing of the Transactions and will provide each of SoftBank and DT with a right of first refusal with respect to proposed transfers of shares of our common stock by the other party, subject in each case to certain exceptions and limitations set forth in the PLR Agreement. As a result of the PLR Agreement, we are expected to continue to be a “Controlled Company” for purposes of NASDAQ rules following consummation of the Merger, which provides us with exemptions from certain corporate governance requirements under the NASDAQ rules.

Commitment Letter

In connection with entry into the Business Combination Agreement, T-Mobile USA entered into a commitment letter, dated as of April 29, 2018 (the “Commitment Letter”), with Barclays Bank PLC, Credit Suisse AG, Deutsche Bank AG, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., RBC Capital Markets, and certain of their affiliates (collectively, the “Commitment Parties”), pursuant to which, subject to the terms and conditions set forth therein, certain of the Commitment Parties have committed to provide up to $38.0 billion in secured and unsecured debt financing, including a $4.0 billion secured revolving credit facility, a $7.0 billion secured term loan facility, a $19.0 billion secured bridge loan facility and an $8.0 billion unsecured bridge loan facility. The funding of the debt facilities provided for in the Commitment Letter is subject to the satisfaction of the conditions set forth therein, including consummation of the proposed merger with Sprint. The proceeds of the debt financing provided for in the Commitment Letter will be used to refinance certain existing debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing working capital needs of the combined company.

Financing Matters Agreement

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a Financing Matters Agreement, dated as of April 29, 2018 (the “Financing Matters Agreement”). Pursuant to the Financing Matters Agreement, DT agreed, among other things, to consent to the incurrence by T-Mobile USA of secured debt in connection with and after the consummation of the Merger, and to provide a lock up on sales thereby as to certain senior notes of T-Mobile USA held thereby. In addition, T-Mobile USA agreed, among other things, to repay and terminate, upon closing of the Merger, the existing credit facilities of T-Mobile USA which are provided by DT, as well as $2.0 billion of T-Mobile USA’s 5.300% senior notes due 2021 and $2.0 billion of T-Mobile USA’s 6.000% senior notes due 2024. In addition, T-Mobile USA and DT agreed, upon closing of the Merger, to amend the $1.25 billion of T-Mobile USA’s 5.125% senior notes due 2025 and $1.25 billion of T-Mobile USA’s 5.375% senior notes due 2027 to change the maturity dates thereof to April 15, 2021 and April 15, 2022, respectively.

Note 15 – Guarantor Financial Information

Pursuant to the applicable indentures and supplemental indentures, the long-term debt to affiliates and third parties issued by T-Mobile USA (“Issuer”) is fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of the Issuer’s 100% owned subsidiaries (“Guarantor Subsidiaries”).

In January 2018, T-Mobile USA and certain of its affiliates, as guarantors, issued (i) $1.0 billion of public 4.500% Senior Notes due 2026 and (ii) $1.5 billion of public 4.750% Senior Notes due 2028.

In April 2018, T-Mobile USA and certain of its affiliates, as guarantors, issued (i) $1.0 billion in aggregate principal amount of 4.500% Senior Notes due 2026 and (ii) $1.5 billion in aggregate principal amount of 4.750% Senior Notes due 2028. Additionally, T-Mobile USA and certain of its affiliates, as guarantors, redeemed through net settlement, (i) the $1.25 billion in aggregate principal amount of 8.097% Senior Reset Notes due 2021 and (ii) $1.25 billion in aggregate principal amount of 8.195% Senior Reset Notes due 2022.

See Note 9 - Debt for further information.

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

Index for Notes to the Condensed Consolidated Financial Statements

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

During the preparation of the condensed consolidating financial information of T-Mobile US, Inc. and Subsidiaries for the year ended December 31, 2017, it was determined that certain intercompany advances were misclassified in Net cash provided by (used in) operating activities and Net cash provided by (used in) financing activities in the Condensed Consolidating Statement of Cash Flows Information for the three months ended March 31, 2017, as filed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. We have revised the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries columns of the Condensed Consolidating Statement of Cash Flows Information to reclassify Intercompany advances, net from Net cash provided by (used in) operating activities to Net cash provided by (used in) financing activities. The impacts to the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries columns for the three months ended March 31, 2017 were $5.0 billion, $5.0 billion and $11 million, respectively. The revisions, which we have determined are not material, are eliminated upon consolidation and have no impact on our Condensed Consolidating Statement of Cash Flows Information.

Presented below is the condensed consolidating financial information as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017.

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet Information
March 31, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1	$1	$2,395	$130	$—	$2,527
Accounts receivable, net	—	—	1,469	220	—	1,689
Equipment installment plan receivables, net	—	—	2,281	—	—	2,281
Accounts receivable from affiliates	—	5	13	—	(5)	13
Inventories	—	—	1,311	—	—	1,311
Other current assets	—	—	1,144	644	—	1,788
Total current assets	1	6	8,613	994	(5)	9,609
Property and equipment, net (1)	—	—	22,008	300	—	22,308
Goodwill	—	—	1,683	218	—	1,901
Spectrum licenses	—	—	35,504	—	—	35,504
Other intangible assets, net	—	—	194	97	—	291
Investments in subsidiaries, net	23,426	42,581	—	—	(66,007)	—
Intercompany receivables and note receivables	—	10,039	—	—	(10,039)	—
Equipment installment plan receivables due after one year, net	—	—	1,234	—	—	1,234
Other assets	—	3	1,074	225	(145)	1,157
Total assets	$23,427	$52,629	$70,310	$1,834	$(76,196)	$72,004
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$211	$6,679	$267	$—	$7,157
Payables to affiliates	—	256	35	—	—	291
Short-term debt	—	2,670	648	2	—	3,320
Short-term debt to affiliates	—	445	5	—	(5)	445
Deferred revenue	—	—	791	—	—	791
Other current liabilities	17	18	176	142	—	353
Total current liabilities	17	3,600	8,334	411	(5)	12,357
Long-term debt	—	10,978	1,149	—	—	12,127
Long-term debt to affiliates	—	14,586	—	—	—	14,586
Tower obligations (1)	—	—	391	2,191	—	2,582
Deferred tax liabilities	—	—	3,958	—	(145)	3,813
Deferred rent expense	—	—	2,730	—	—	2,730
Negative carrying value of subsidiaries, net	—	—	590	—	(590)	—
Intercompany payables and debt	534	—	9,244	261	(10,039)	—
Other long-term liabilities	—	39	884	10	—	933
Total long-term liabilities	534	25,603	18,946	2,462	(10,774)	36,771
Total stockholders' equity (deficit)	22,876	23,426	43,030	(1,039)	(65,417)	22,876
Total liabilities and stockholders' equity	$23,427	$52,629	$70,310	$1,834	$(76,196)	$72,004

(1)
Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 8 – Tower Obligations included in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

Index for Notes to the Condensed Consolidated Financial Statements

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

(1)
Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 8 – Tower Obligations included in our Annual Report on Form 10-K for the year ended December 31, 2017, for further information.

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended March 31, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$7,487	$540	$(221)	$7,806
Equipment revenues	—	—	2,407	—	(54)	2,353
Other revenues	—	1	249	55	(9)	296
Total revenues	—	1	10,143	595	(284)	10,455
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,580	9	—	1,589
Cost of equipment sales	—	—	2,664	236	(55)	2,845
Selling, general and administrative	—	—	3,157	236	(229)	3,164
Depreciation and amortization	—	—	1,554	21	—	1,575
Total operating expense	—	—	8,955	502	(284)	9,173
Operating income	—	1	1,188	93	—	1,282
Other income (expense)
Interest expense	—	(174)	(29)	(48)	—	(251)
Interest expense to affiliates	—	(166)	(5)	—	5	(166)
Interest income	—	6	5	—	(5)	6
Other (expense) income, net	—	(32)	42	—	—	10
Total other (expense) income, net	—	(366)	13	(48)	—	(401)
Income (loss) before income taxes	—	(365)	1,201	45	—	881
Income tax expense	—	—	(199)	(11)	—	(210)
Earnings (loss) of subsidiaries	671	1,036	(6)	—	(1,701)	—
Net income	671	671	996	34	(1,701)	671

Net Income	$671	$671	$996	$34	$(1,701)	$671
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax	(3)	(3)	(3)	—	6	(3)
Total comprehensive income	$668	$668	$993	$34	$(1,695)	$668

Index for Notes to the Condensed Consolidated Financial Statements

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

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$1	$(404)	$2,374	$(1,201)	$—	$770

Investing activities
Purchases of property and equipment	—	—	(1,366)	—	—	(1,366)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(51)	—	—	(51)
Proceeds related to beneficial interests in securitization transactions	—	—	13	1,282	—	1,295
Acquisition of companies, net of cash acquired	—	—	(333)	—	—	(333)
Other, net	—	—	(7)	—	—	(7)
Net cash provided by (used in) investing activities	—	—	(1,744)	1,282	—	(462)

Financing activities
Proceeds from issuance of long-term debt	—	2,494	—	—	—	2,494
Proceeds from borrowing on revolving credit facility, net	—	2,170	—	—	—	2,170
Repayments of revolving credit facility	—	—	(1,725)	—	—	(1,725)
Repayments of capital lease obligations	—	—	(172)	—	—	(172)
Repayments of long-term debt	—	—	(999)	—	—	(999)
Repurchases of common stock	(666)	—	—	—	—	(666)
Intercompany advances, net	590	(4,260)	3,679	(9)	—	—
Tax withholdings on share-based awards	—	—	(74)	—	—	(74)
Other, net	2	—	(30)	—	—	(28)
Net cash (used in) provided by financing activities	(74)	404	679	(9)	—	1,000
Change in cash and cash equivalents	(73)	—	1,309	72	—	1,308
Cash and cash equivalents
Beginning of period	74	1	1,086	58	—	1,219
End of period	$1	$1	$2,395	$130	$—	$2,527

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$1	$(134)	$1,855	$(1,114)	$—	$608

Investing activities
Purchases of property and equipment	—	—	(1,528)	—	—	(1,528)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(14)	—	—	(14)
Proceeds related to beneficial interests in securitization transactions	—	—	10	1,124	—	1,134
Other, net	—	—	(8)	—	—	(8)
Net cash (used in) provided by investing activities	—	—	(1,540)	1,124	—	(416)

Financing activities
Proceeds from issuance of long-term debt	—	5,495	—	—	—	5,495
Repayments of capital lease obligations	—	—	(90)	—	—	(90)
Repayments of long-term debt	—	—	(3,480)	—	—	(3,480)
Intercompany advances, net	—	(4,956)	4,967	(11)	—	—
Tax withholdings on share-based awards	—	—	(92)	—	—	(92)
Dividends on preferred stock	(14)	—	—	—	—	(14)
Other, net	15	—	(25)	—	—	(10)
Net cash provided by (used in) financing activities	1	539	1,280	(11)	—	1,809
Change in cash and cash equivalents	2	405	1,595	(1)	—	2,001
Cash and cash equivalents
Beginning of period	358	2,733	2,342	67	—	5,500
End of period	$360	$3,138	$3,937	$66	$—	$7,501
Balances have been revised based on the guidance in ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” See Note 1 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements, for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by the Risk Factors included in Part II, Item 1A “Risk Factors” below, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•
the failure to obtain, or delays in obtaining, required regulatory approvals for the Transactions, and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Transactions, or the failure to satisfy any of the other conditions to the Transactions on a timely basis or at all;

•	the occurrence of events that may give rise to a right of one or both of the parties to terminate the Business Combination Agreement;

•	adverse effects on the market price of our common stock or on our or Sprint’s operating results because of a failure to complete the Transactions in the anticipated timeframe or at all;

•	inability to obtain the financing contemplated to be obtained in connection with the Transactions on the expected terms or timing or at all;

•	the ability of us, Sprint and the combined company to make payments on debt or to repay existing or future indebtedness when due or to comply with the covenants contained therein;

•	adverse changes in the ratings of our or Sprint’s debt securities or adverse conditions in the credit markets;

•
negative effects of the announcement, pendency or consummation of the Transactions on the market price of our common stock and on our or Sprint’s operating results, including as a result of changes in key customer, supplier, employee or other business relationships;

•	significant costs related to the Transactions, including financing costs, and unknown liabilities;

•	failure to realize the expected benefits and synergies of the Transactions in the expected timeframes or at all;

•	costs or difficulties related to the integration of Sprint’s network and operations into our network and operations;

•	the risk of litigation or regulatory actions related to the Transactions;

•	the inability of us, Sprint or the combined company to retain and hire key personnel;

•
the risk that certain contractual restrictions contained in the Business Combination Agreement during the pendency of the Transactions could adversely affect our or Sprint’s ability to pursue business opportunities or strategic transactions;

•	adverse economic or political conditions in the U.S. and international markets;

•	competition, industry consolidation, and changes in the market for wireless services, which could negatively affect our ability to attract and retain customers;

•	the effects of any future merger, investment, or acquisition involving us, as well as the effects of mergers, investments, or acquisitions in the technology, media and telecommunications industry;

•	challenges in implementing our business strategies or funding our operations, including payment for additional spectrum or network upgrades;

•	the possibility that we may be unable to renew our spectrum licenses on attractive terms or acquire new spectrum licenses at reasonable costs and terms;

•	difficulties in managing growth in wireless data services, including network quality;

•	material changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;

•	the timing, scope and financial impact of our deployment of advanced network and business technologies;

•	the impact on our networks and business from major technology equipment failures;

•	breaches of our and/or our third-party vendors’ networks, information technology and data security;

•	natural disasters, terrorist attacks or similar incidents;

•	unfavorable outcomes of existing or future litigation;

•	any changes in the regulatory environments in which we operate, including any increase in restrictions on the ability to operate our networks;

•	any disruption or failure of our third parties’ or key suppliers’ provisioning of products or services;

•	material adverse changes in labor matters, including labor campaigns, negotiations or additional organizing activity, and any resulting financial, operational and/or reputational impact;

•	changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (“SEC”), may require, which could result in an impact on earnings;

•	changes in tax laws, regulations and existing standards and the resolution of disputes with any taxing jurisdictions; and

•	the possibility that the reset process under our trademark license with DT results in changes to the royalty rates for our trademarks.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three months ended March 31, 2018, included in Part I, Item 1 of this Form 10-Q and audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Business Overview

Business Combination Agreement

On April 29, 2018, we announced that we entered into a Business Combination Agreement with Sprint to merge in an all-stock transaction at an exchange ratio of 0.10256 of our shares for each Sprint share. The combined company will be named T-Mobile, and the New T-Mobile is expected to be a force for positive change in the U.S. wireless, video, and broadband industries. With added network scale and resources, the companied company will supercharge T-Mobile’s Un-carrier strategy to disrupt the marketplace and lay the foundation for U.S. companies and innovators to lead in the 5G era. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2019.

For more information regarding our Business Combination Agreement, see Note 14 - Subsequent Events in the Notes
to the Condensed Consolidated Financial Statements.

Acquisitions

•
On January 1, 2018, we closed on our previously announced Unit Purchase Agreement to acquire the remaining equity in Iowa Wireless Services, LLC (“IWS”), a 54% owned unconsolidated subsidiary, for a purchase price of $25 million. We accounted for our acquisition of IWS as a business combination and recognized a bargain purchase gain of approximately $25 million as part of our purchase price allocation and a gain on our previously held equity interest of approximately $15 million which have been included within Other income, net in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018.

•
On January 22, 2018, we completed our acquisition of television innovator Layer3 TV, Inc. (“Layer3 TV”) for cash consideration of $318 million, subject to customary working capital and other post-closing adjustments. Upon closing of the transaction, Layer3 TV became a wholly-owned consolidated subsidiary. Layer3 TV acquires and distributes digital entertainment programming primarily through the internet to residential subscribers, offering direct to home digital television and multi-channel video programming distribution services. This transaction represented an opportunity to acquire a complementary service to our existing wireless service to advance our video strategy. We accounted for the purchase of Layer3 TV as a business combination and recognized $218 million of goodwill as part of our purchase price allocation.

For more information regarding our acquisitions, see Note 3 - Business Combinations in the Notes to the Condensed Consolidated Financial Statements.

Accounting Pronouncements Adopted During the Current Year

Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all the related amendments (collectively, the “new revenue standard”). See Note 10 - Revenue from Contracts with Customers of the Notes to the Condensed Consolidated Financial Statements for information regarding the new revenue standard and Note 1 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for information regarding recently issued accounting standards.

The impact of our adoption of the new revenue standard is presented in Note 1 – Summary of Significant Accounting Policies and in the following table which presents a comparison of selected financial information under both the new revenue standard and the previous revenue standard for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Previous Revenue Standard	New Revenue Standard	Change
Performance Measures
Branded postpaid phone ARPU	$46.88	$46.66	$(0.22)
Branded postpaid ABPU	$60.39	$60.14	$(0.25)
Branded prepaid ARPU	$38.92	$38.90	$(0.02)

Adjusted EBITDA (in millions)	$2,861	$2,956	$95

Statement of Cash Flows

On January 1, 2018, we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (the “new cash flow standard”) which impacted the presentation of our cash flows related to our beneficial interests in securitization transactions, which is the deferred purchase price, resulting in a reclassification of cash inflows from Operating activities to Investing activities of approximately $1.3 billion and $1.1 billion for the three months ended March 31, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. The new cash flow standard also impacted the presentation of our cash payments for debt prepayment and debt extinguishment costs, resulting in a reclassification of cash outflows from Operating activities to Financing activities of $31 million and $29 million for the three months ended March 31, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. We have applied the new cash flow standard retrospectively to all periods presented.

For additional information regarding the new cash flow standard and the impact of our adoptions, see Note 1 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs. The standard became effective for us, and we adopted the standard, on January 1, 2018. The standard requires any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach. The implementation of this standard did not have a material impact on our condensed consolidated financial statements.

Hurricane Impacts

During the three months ended March 31, 2018, our operations in Puerto Rico continued to experience losses related to hurricanes, primarily from incremental costs to maintain our services in Puerto Rico. We expect additional expenses to be incurred in 2018, primarily related to our operations in Puerto Rico. We continue to assess the damage of the hurricanes and work with our insurance carriers to submit claims for property damage and business interruption. During the three months ended March 31, 2018, we received $94 million in reimbursement from our insurance carriers which eliminated the $93 million receivable we accrued for reimbursements as of December 31, 2017. No additional reimbursements were recorded during the three months ended March 31, 2018, however, we expect to record additional insurance recoveries related to these hurricanes in future periods. Significant impacts to our results, operating metrics and non-GAAP financial measures during the three months ended March 31, 2018 are presented in the table below:

(in millions, except per share amounts)	Three Months Ended March 31,
2018
Increase (decrease)
Cost of services	$36

Operating income (loss)	$(36)
Net income (loss)	$(23)

Earnings per share - basic	$(0.03)
Earnings per share - diluted	$(0.03)

Non-GAAP financial measures
Adjusted EBITDA	$(36)

Results of Operations

Highlights for the three months ended March 31, 2018, compared to the same period in 2017

•	Total revenues of $10.5 billion increased $842 million, or 9%. The increase was primarily driven by growth in service and equipment revenues as further discussed below.

•
Service revenues of $7.8 billion increased $477 million, or 7%. The increase was primarily due to growth in our average branded customer base as a result of the growing success of our business channel, T-Mobile for Business, continued growth in existing markets, distribution expansion to new Greenfield markets, lower churn, higher connected devices and DIGITS, and the success of our MetroPCS brand.

•
Equipment revenues of $2.4 billion increased $310 million, or 15%. The increase was primarily due to a higher average revenue per device sold, a positive impact from the new revenue standard of $77 million, and proceeds from liquidation of returned customer handsets, partially offset by a decrease in the number of devices sold, excluding purchased lease devices, lower lease revenues and a decrease from customer purchases of leased devices at the end of the lease term.

•
Operating income of $1.3 billion increased $245 million, or 24%. The increase was primarily due to higher Total service revenues and Equipment revenues, partially offset by higher Selling, general and administrative expenses, Cost of services, and Cost of equipment sales. The positive impact to Operating income of the adoption of the new revenue standard was $95 million.

•
Net income of $671 million decreased $27 million, or 4%. The decrease was primarily due to a change in Income tax (expense) benefit of $301 million, partially offset by the increase in Operating income of $245 million discussed above. The positive impact to Net income of the adoption of the new revenue standard was $71 million.

•
Adjusted EBITDA, a non-GAAP financial measure, of $3.0 billion increased $288 million, or 11%. The increase was primarily due to higher Operating income driven by the factors described above, partially offset by lower Gains on disposal of spectrum licenses. The positive impact to Adjusted EBITDA from the adoption of the new revenue standard resulted in an increase of approximately $95 million for the three months ended March 31, 2018. See “Performance Measures” for more information.

•	Net cash provided by operating activities of $770 million increased $162 million, or 27%. See “Liquidity and Capital Resources” for additional information.

•	Free Cash Flow, a non-GAAP financial measure, of $668 million increased $483 million, or 261%. See “Liquidity and Capital Resources” for additional information.

Set forth below is a summary of our unaudited condensed consolidated financial results:

	Three Months Ended March 31,		Change
(in millions)	2018	2017	$	%
Revenues
Branded postpaid revenues	$5,070	$4,725	$345	7%
Branded prepaid revenues	2,402	2,299	103	4%
Wholesale revenues	266	270	(4)	(1)%
Roaming and other service revenues	68	35	33	94%
Total service revenues	7,806	7,329	477	7%
Equipment revenues	2,353	2,043	310	15%
Other revenues	296	241	55	23%
Total revenues	10,455	9,613	842	9%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,589	1,408	181	13%
Cost of equipment sales	2,845	2,686	159	6%
Selling, general and administrative	3,164	2,955	209	7%
Depreciation and amortization	1,575	1,564	11	1%
Gains on disposal of spectrum licenses	—	(37)	37	NM
Total operating expense	9,173	8,576	597	7%
Operating income	1,282	1,037	245	24%
Other income (expense)
Interest expense	(251)	(339)	88	(26)%
Interest expense to affiliates	(166)	(100)	(66)	66%
Interest income	6	7	(1)	(14)%
Other income, net	10	2	8	NM
Total other expense, net	(401)	(430)	29	(7)%
Income before income taxes	881	607	274	45%
Income tax (expense) benefit	(210)	91	(301)	(331)%
Net income	$671	$698	$(27)	(4)%

Net cash provided by operating activities	$770	$608	$162	27%
Net cash used in investing activities	(462)	(416)	(46)	11%
Net cash provided by financing activities	1,000	1,809	(809)	(45)%

Non-GAAP Financial Measures
Adjusted EBITDA	$2,956	$2,668	$288	11%
Free Cash Flow	668	185	483	261%
NM - Not Meaningful

The following discussion and analysis is for the three months ended March 31, 2018, compared to the same period in 2017 unless otherwise stated.

Total revenues increased $842 million, or 9%, primarily due to higher revenues from branded postpaid customers, higher equipment revenues and growth in branded prepaid customers as discussed below.

Branded postpaid revenues increased $345 million, or 7%, primarily from:

•
A 9% increase in average branded postpaid phone customers, primarily from growth in our customer base driven by the growing success of new segments such as T-Mobile for Business, continued growth in existing and Greenfield markets; and

•	A 29% increase in average branded postpaid other customers driven by higher connected devices and DIGITS; partially offset by

•	A 2% decrease in branded postpaid phone Average Revenue Per User (“ARPU”) primarily driven by:

•	A decrease in regulatory program revenues with the continued adoption of T-Mobile ONE tax inclusive plans;

•	Promotions targeting families and new segments;

•	Lower insurance program revenue per subscriber; and

•
The negative impact from the new revenue standard of approximately $29 million or $0.22 of ARPU primarily due to promotions on devices that are allocated to service revenues. See Note 10 - Revenue from Contracts with Customers of the Notes to the Condensed Consolidated Financial Statements for additional information. These decreases were partially offset by

•	The positive impact from our T-Mobile ONE rate plans.

Branded prepaid revenues increased $103 million, or 4%, primarily from:

•	A 3% increase in average branded prepaid customers primarily driven by growth in the customer base; and

•	A 1% increase in branded prepaid ARPU from the success of our MetroPCS brand.

Wholesale revenues slightly decreased $4 million, or 1%.

Roaming and other service revenues increased $33 million, or 94%, primarily from an increase in international and domestic roaming revenues.

Equipment revenues increased $310 million, or 15%, primarily from:

•	An increase of $423 million in device sales revenues, excluding purchased lease devices, primarily due to:

•	Higher average revenue per device sold due to an increase in high-end device mix and a decrease in promotions; and

•
A positive impact from the new revenue standard of $77 million primarily related to certain commission costs now recorded as Selling, general and administrative expenses. See Note 10 - Revenue from Contracts with Customers of the Notes to the Condensed Consolidated Financial Statements for additional information. These increases were partially offset by

•	A 3% decrease in the number of devices sold, excluding purchased lease devices, driven primarily by a lower branded postpaid handset upgrade rate.

•	An increase of $73 million primarily related to proceeds from liquidation of returned customer handsets; partially offset by

•
A decrease of $153 million in lease revenues from declining Just Upgrade My Phone! (“JUMP!”®) On Demand customers due to shifting focus to our equipment installation plan (“EIP”) financing option and the success of affordable devices on leasing programs with lower monthly lease payments; and

•	A decrease of $34 million from lower volumes of purchased leased devices at the end of the lease term.

Under our JUMP! On Demand program, upon device upgrade or at lease end, customers must return or purchase their device. Revenue for purchased leased devices is recorded as equipment revenues when revenue recognition criteria have been met.

Gross EIP device financing to our customers increased by $233 million primarily due to growth in the gross amount of equipment financed on EIP.

Other revenues increased $55 million, or 23%, primarily due to higher revenue from revenue share agreements with third parties.

Operating expenses increased $597 million, or 7%, primarily from higher Selling, general and administrative expenses, Cost of services, and Cost of equipment sales as discussed below.

Cost of services increased $181 million, or 13%, primarily from:

•	Higher lease and employee-related expenses associated with network expansion;

•	The negative impact from hurricanes of $36 million; and

•	Higher international roaming expenses; partially offset by

•	A lower Universal Service Fund expense for overpayment of expenses in 2017.

Cost of equipment sales increased $159 million, or 6%, primarily from:

•	An increase of $273 million in device cost of equipment sales, excluding purchased leased devices, primarily due to:

•	A higher average cost per device sold primarily due to an increase in high-end device mix; partially offset by

•	A 3% decrease in the number of devices sold, excluding purchased lease devices, driven primarily by a lower branded postpaid handset upgrade rate.

•	A decrease of $86 million from fewer lease buyouts as fewer customers are in the handset lease program; and

•	A decrease of $26 million primarily related to:

•	A decrease in insurance and warranty costs due to a decrease in higher cost devices used in the insurance program;

•	Higher proceeds from liquidation of returned customer handsets under our insurance program; partially offset by

•	Higher costs from an increase in the volume of liquidated returned customer handsets outside of our insurance program.

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

Selling, general and administrative expenses increased $209 million, or 7%, primarily from:

•	Higher employee-related costs, costs related to outsourced functions and managed services;

•	Higher commissions driven by compensation structure and channel mix; and

•	An increase in business taxes;

•	An approximately $40 million FCC settlement related to local ring back tones in rural areas; partially offset by

•	Lower bad debt expense and losses from sales of receivables reflecting our ongoing focus on managing customer quality;

•	Lower handset repair services cost; and

•
The positive impact from the new revenue standard of $48 million primarily related to a net impact from higher commissions, which were previously recorded as contra equipment revenue and capitalized commission costs on new contracts in excess of the related amortization.

Depreciation and amortization increased $11 million, or 1%, primarily from:

•	The continued build-out of our 4G LTE network;

•	The implementation of the first component of our new billing system; and

•	Growth in our distribution footprint; partially offset by

•
Lower depreciation expense related to our JUMP! On Demand program resulting from a lower total number of devices under lease. Under our JUMP! On Demand program, the cost of a leased wireless device is depreciated to its estimated residual value over the period expected to provide utility to us.

Gains on disposal of spectrum licenses decreased $37 million. We had no gains on disposal of spectrum license transactions during the three months ended March 31, 2018, compared to gains of $37 million on disposal of spectrum licenses during the three months ended March 31, 2017.

Net income decreased $27 million, or 4%, primarily due to a change in Income tax (expense) benefit of $301 million, partially offset by higher Operating income including the positive impact to Net income of the adoption of the new revenue standard of $71 million. Net income also included net, after-tax spectrum gains of $23 million and the recognition of a $270 million tax benefit related to a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions for the three months ended March 31, 2017. There were no spectrum gains for the three months ended March 31, 2018.

•
Operating income, the components of which are discussed above, increased $245 million, or 24%, which includes the positive impact from the new revenue standard of $95 million and the negative impact from hurricanes of $36 million.

•
Income tax (expense) benefit changed $301 million, from a benefit of $91 million for the three months ended March 31, 2017 to expense of $210 million for the three months ended March 31, 2018 primarily from:

•
A $270 million tax benefit recognized in the three months ended March 31, 2017 related to a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions that did not impact 2018; and

•	Higher income before taxes; partially offset by

•	Benefits from a reduction in the federal corporate income tax rate provided by the Tax Cuts and Jobs Act, which took effect on January 1, 2018, from 35% to 21%.

•	Interest expense decreased $88 million, or 26%, primarily from:

•	Redemption of aggregate principal amount of $6.8 billion of Senior Notes, with various interest rates and maturity dates, in April 2017; and

•	Redemption in January 2018 of $1.0 billion of 6.125% Senior Notes due 2022; partially offset by

•	Issuance of aggregate principal amount of $1.5 billion of Senior Notes, with various interest rates and maturity dates, in March 2017;

•	Issuance in January 2018 of $1.0 billion of public 4.500% Senior Notes due 2026; and

•	Issuance in January 2018 of $1.5 billion of public 4.750% Senior Notes due 2028.

See Note 9 – Debt of the Notes to the Condensed Consolidated Financial Statements for further information

•	Interest expense to affiliates increased $66 million, or 66%, primarily from:

•	Issuance of $4.0 billion of Incremental Secured Term Loan facility entered into in January 2017, which refinanced $1.98 billion of outstanding senior secured term loans;

•	Issuance of $4.0 billion in aggregate principal amount of Senior Notes, with various interest rates and maturity dates, in May 2017;

•	Issuance of $3.0 billion in aggregate principal amount of Senior Notes, with various interest rates and maturity dates, in April 2017; and

•	Issuance of $0.5 billion in aggregate principal amount of 5.375% Senior Notes due 2027 in September 2017; partially offset by

•	A decrease from lower interest rates achieved through refinancing of a total of $2.5 billion of Senior Reset Notes in April 2017.

See Note 9 – Debt of the Notes to the Condensed Consolidated Financial Statements for further information.

•	Other income, net increased $8 million primarily from:

•	A $15 million gain on our previously held equity interest in IWS and a $25 million bargain purchase gain as part of our purchase price allocation related to the IWS acquisition, partially offset by

•	A $32 million loss on early redemption of $1.0 billion of 6.125% Senior Notes due 2022 in January 2018.

Guarantor Subsidiaries

The financial condition and results of operations of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to our consolidated financial condition. The most significant components of the financial condition of our Non-Guarantor Subsidiaries were as follows:

	March 31, 2018	December 31, 2017	Change
(in millions)			$	%
Other current assets	$644	$628	$16	3%
Property and equipment, net	300	306	(6)	(2)%
Goodwill	218	—	218	NM
Tower obligations	2,191	2,198	(7)	—%
Total stockholders' deficit	(1,039)	(1,454)	415	(29)%
NM - Not Meaningful

The most significant components of the results of operations of our Non-Guarantor Subsidiaries were as follows:

	Three Months Ended March 31,		Change
(in millions)	2018	2017	$	%
Service revenues	$540	$525	$15	3%
Cost of equipment sales	236	246	(10)	(4)%
Selling, general and administrative	236	246	(10)	(4)%
Total comprehensive income	34	9	25	278%

The change to the results of operations of our Non-Guarantor Subsidiaries was primarily from:

•	Higher Service revenues primarily due to the result of an increase in activity of the non-guarantor subsidiary that provides device insurance, primarily driven by growth in our customer base;

•
Lower Cost of equipment sales expenses primarily due to a decrease in device insurance claims and a decrease in higher cost devices used, partially offset by a decrease in device non-return fees charged to customers; and

•
Lower Selling, general and administrative expenses primarily due to lower reserves against bad debt in the non-guarantor subsidiary involved in the Service BRE transactions, offset by new operating costs from the non-guarantor Layer3 TV subsidiary acquired in the first quarter of 2018.

All other results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s condensed consolidated results of operations. See Note 15 – Guarantor Financial Information of the Notes to the Condensed Consolidated Financial Statements.

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

The following table sets forth the number of ending customers:

	March 31, 2018	March 31, 2017	Change
(in thousands)			#	%
Customers, end of period
Branded postpaid phone customers (1)	34,744	32,095	2,649	8%
Branded postpaid other customers	4,321	3,246	1,075	33%
Total branded postpaid customers	39,065	35,341	3,724	11%
Branded prepaid customers (1)	20,876	20,199	677	3%
Total branded customers	59,941	55,540	4,401	8%
Wholesale customers (2)	14,099	17,057	(2,958)	(17)%
Total customers, end of period	74,040	72,597	1,443	2%
NM - Not Meaningful

(1)
As a result of the acquisition of IWS, we included an adjustment of 13,000 branded postpaid phone and 4,000 branded prepaid IWS customers in our reported subscriber base as of January 1, 2018. Additionally, as a result of the acquisition of Layer3 TV, we included an adjustment of 5,000 branded prepaid customers in our reported subscriber base as of January 22, 2018.

(2)
We believe current and future regulatory changes have made the Lifeline program offered by our wholesale partners uneconomical. We will continue to support our wholesale partners offering the Lifeline program, but have excluded the Lifeline customers from our reported wholesale subscriber base resulting in the removal of 160,000 and 4,368,000 reported wholesale customers as of the beginning of the third and second quarters of 2017, respectively.

Branded Customers

Total branded customers increased 4,401,000, or 8%, primarily from:

•	Higher branded postpaid phone customers driven by the growing success of new segments such as T-Mobile for Business, continued growth in existing and Greenfield markets, and lower churn;

•	Higher branded postpaid other customers primarily due to higher connected devices, specifically the Apple watch, and DIGITS; and

•
Higher branded prepaid customers driven by the continued success of our MetroPCS brand and continued growth from distribution expansion that occurred in 2017, partially offset by the optimization of our third-party distribution channels, which began in the fourth quarter of 2016.

Wholesale

Wholesale customers decreased 2,958,000, or 17%, primarily due to Lifeline subscribers, which were excluded from our reported wholesale subscriber base as of the beginning of the second quarter of 2017. This decrease was partially offset by the continued success of our M2M partnerships.

Net Customer Additions

The following table sets forth the number of net customer additions (losses):

	Three Months Ended March 31,		Change
(in thousands)	2018	2017	#	%
Net customer additions (losses)
Branded postpaid phone customers (1) (2)	617	798	(181)	(23)%
Branded postpaid other customers (2)	388	116	272	234%
Total branded postpaid customers	1,005	914	91	10%
Branded prepaid customers (1)	199	386	(187)	(48)%
Total branded customers	1,204	1,300	(96)	(7)%
Wholesale customers (3)	229	(158)	387	245%
Total net customer additions	1,433	1,142	291	25%

(1)	As a result of the acquisition of IWS and Layer3 TV, customer activity post acquisition was included in our net customer additions for the first quarter of 2018.

(2)	During the third quarter of 2017, we retitled our “Branded postpaid mobile broadband customers” category to “Branded postpaid other customers” and included DIGITS customers.

(3)
Net customer activity for Lifeline was excluded beginning in the second quarter of 2017 due to our determination based upon changes in the applicable government regulations that the Lifeline program offered by our wholesale partners is uneconomical.

Branded Customers

Total branded net customer additions decreased 96,000, or 7%, for the three months ended March 31, 2018 primarily from:

•
Lower branded prepaid net customer additions primarily driven by increased competitive activity in the marketplace and higher deactivations from a growing customer base, partially offset by a higher impact from the optimization of our third-party distribution channels in the prior period, which began in the fourth quarter of 2016 resulting in lower churn, and lower migrations to branded postpaid plans; and

•
Lower branded postpaid phone net customer additions primarily due to lower gross customer additions as a result of more aggressive promotions and the launch of Un-carrier Next - All Unlimited with taxes and fees included during the three months ended March 31, 2017 and increased competitive activity in the marketplace, partially offset by the growing success of new segments such as T-Mobile for Business, continued growth in existing and Greenfield markets, along with record churn performance; partially offset by

•
Higher branded postpaid other net customer additions primarily due to higher gross customer additions from connected devices, specifically the Apple watch, and DIGITS, partially offset by higher deactivations from a growing customer base.

Wholesale

Wholesale net customer additions increased 387,000, or 245%, for the three months ended March 31, 2018 primarily from lower deactivations driven by the removal of Lifeline program customers, partially offset by lower M2M net customer additions.

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

	March 31, 2018	March 31, 2017	Change
			#	%
Branded postpaid customers per account	2.95	2.88	0.07	2%

Branded postpaid customers per account increased 2% for the three months ended March 31, 2018 primarily from promotions targeting families.

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

	Three Months Ended March 31,		Bps Change
	2018	2017
Branded postpaid phone churn	1.07%	1.18%	-11 bps
Branded prepaid churn	3.94%	4.01%	-7 bps

Branded postpaid phone churn decreased 11 basis points for the three months ended March 31, 2018 primarily from increased customer satisfaction and loyalty from ongoing improvements to network quality, industry-leading customer service and the overall value of our offerings in the marketplace. Our customer care improvements included the lowest-ever calls per account and a record-high Net Promoter Score.

Branded prepaid churn decreased 7 basis points for the three months ended March 31, 2018 primarily due to increased customer satisfaction and loyalty from ongoing improvements to network quality and the overall value of our offerings in the marketplace, partially offset by higher churn from increased competitive activity in the marketplace.

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

The following tables illustrate the calculation of our operating measures ARPU and ABPU and reconcile these measures to the related service revenues:

(in millions, except average number of customers, ARPU and ABPU)	Three Months Ended March 31,		Change
	2018	2017	$	%
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$5,070	$4,725	$345	7%
Less: Branded postpaid other revenues	(259)	(225)	(34)	15%
Branded postpaid phone service revenues	$4,811	$4,500	$311	7%
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	34,371	31,564	2,807	9%
Branded postpaid phone ARPU	$46.66	$47.53	$(0.87)	(2)%

Calculation of Branded Postpaid ABPU
Branded postpaid service revenues	$5,070	$4,725	$345	7%
EIP billings	1,698	1,402	296	21%
Lease revenues	171	324	(153)	(47)%
Total billings for branded postpaid customers	$6,939	$6,451	$488	8%
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	38,458	34,740	3,718	11%
Branded postpaid ABPU	$60.14	$61.89	$(1.75)	(3)%

Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$2,402	$2,299	$103	4%
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	20,583	19,889	694	3%
Branded prepaid ARPU	$38.90	$38.53	$0.37	1%

Branded Postpaid Phone ARPU

Branded postpaid phone ARPU decreased $0.87, or 2%, for the three months ended March 31, 2018 primarily from:

•	A decrease in regulatory program revenues with the continued adoption of T-Mobile ONE tax inclusive plans;

•	Promotions targeting families and new segments;

•	Lower insurance program revenue per subscriber; and

•
The negative impact from the new revenue standard of $0.22. See Note 10 - Revenue from Contracts with Customers of the Notes to the Condensed Consolidated Financial Statements for additional information; partially offset by

•	The positive impact from our T-Mobile ONE rate plans.

We continue to expect that Branded postpaid phone ARPU in full-year 2018 will be generally stable compared to full-year 2017, excluding the impact from the new revenue standard.

Branded Postpaid ABPU

Branded postpaid ABPU decreased $1.75, or 3%, for the three months ended March 31, 2018 primarily from:

•	Lower lease revenues;

•	Lower branded postpaid phone ARPU including the impact of the new revenue standard;

•	Growth in the branded postpaid other customer base with a lower ARPU than branded postpaid phone; partially offset by

•	Growth in EIP billings due to growth in the gross amount of equipment financed on EIP.

Branded Prepaid ARPU

Branded prepaid ARPU increased $0.37, or 1%, for the three months ended March 31, 2018 primarily from the continued success of our MetroPCS brand.

Adjusted EBITDA

Adjusted EBITDA represents earnings before Interest expense, net of Interest income, Income tax (expense) benefit, Depreciation and amortization, non-cash Stock-based compensation and certain income and expenses not reflective of T-Mobile’s operating performance. Net income margin represents Net income divided by Service revenues. Adjusted EBITDA margin represents Adjusted EBITDA divided by Service revenues.

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

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended March 31,		Change
(in millions)	2018	2017	$	%
Net income	$671	$698	$(27)	(4)%
Adjustments:
Interest expense	251	339	(88)	(26)%
Interest expense to affiliates	166	100	66	66%
Interest income	(6)	(7)	1	(14)%
Other income, net	(10)	(2)	(8)	400%
Income tax expense (benefit)	210	(91)	301	(331)%
Operating income	1,282	1,037	245	24%
Depreciation and amortization	1,575	1,564	11	1%
Stock-based compensation (1)	96	67	29	43%
Other, net (2)	3	—	3	NM
Adjusted EBITDA	$2,956	$2,668	$288	11%
Net income margin (Net income divided by service revenues)	9%	10%		-100 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by service revenues)	38%	36%		200 bps

(1)	Stock-based compensation includes payroll tax impacts and may not agree to stock-based compensation expense in the condensed consolidated financial statements.

(2)
Other, net may not agree to the Condensed Consolidated Statements of Comprehensive Income primarily due to certain non-routine operating activities, such as other special items that would not be expected to reoccur, and are therefore excluded in Adjusted EBITDA.

Adjusted EBITDA increased $288 million, or 11%, for the three months ended March 31, 2018 primarily from:

•	An increase in branded postpaid and prepaid service revenues;

•	Lower net losses on equipment sales; and

•
The positive impact from the new revenue standard of $95 million. See Note 10 - Revenue from Contracts with Customers of the Notes to the Condensed Consolidated Financial Statements for additional information. These increases were partially offset by

•	Higher selling, general and administrative expenses;

•	Higher cost of services expense;

•	Lower gains on disposal of spectrum licenses; and

•	The negative impact from hurricanes of $36 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of long-term debt and common stock, capital leases, the sale of certain receivables, financing arrangements of vendor payables which effectively extend payment terms and secured and unsecured revolving credit facilities with DT. Upon consummation of the Transactions, we will incur substantial third-party indebtedness which will increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, and may adversely impact our liquidity. Further, the incurrence of additional indebtedness may inhibit our ability to incur new debt under the terms governing our existing and future indebtedness, which may make it more difficult for us to incur new debt in the future to finance our business strategy.

Cash Flows

On January 1, 2018, we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (the “new cash flow standard”) which impacted the presentation of our cash flows related to our beneficial interests in securitization transactions, which is the deferred purchase price, resulting in a reclassification of cash inflows from Operating activities to Investing activities of approximately $1.3 billion and $1.1 billion for the three months ended March 31, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. The new cash flow standard also impacted the presentation of our cash payments for debt prepayment and debt extinguishment costs, resulting in a reclassification of cash outflows from Operating activities to Financing activities of $31 million and $29 million for the three months ended March 31, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. We have applied the new cash flow standard retrospectively to all periods presented.

For additional information regarding the new cash flow standard and the impact of our adoptions, see Note 1 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements.

The following is an analysis of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
(in millions)	2018	2017	$	%
Net cash provided by operating activities	$770	$608	$162	27%
Net cash used in investing activities	(462)	(416)	(46)	11%
Net cash provided by financing activities	1,000	1,809	(809)	(45)%

Operating Activities

Net cash provided by operating activities increased $162 million, or 27%, for the three months ended March 31, 2018 primarily from:

•	A $295 million increase in net non-cash adjustments to Net income, primarily due to changes in Deferred income tax expense (benefit); partially offset by

•
A $106 million increase in net cash outflows from changes in working capital, primarily due to the change in Accounts payable and accrued liabilities, partially offset by improvements in Accounts receivable and Other current and long-term assets.

Investing Activities

Net cash used in investing activities increased $46 million, or 11%, to a use of $462 million, for the three months ended March 31, 2018 primarily from:

•
$1.4 billion in Purchases of property and equipment, including capitalized interest, primarily driven by growth in network build as we continued deployment of low band spectrum, including beginning deployment of 600 MHz; and

•	$333 million of cash consideration paid, net of cash acquired, for the acquisitions of Layer3 and IWS; partially offset by

•	$1.3 billion in proceeds related to beneficial interest in securitization transactions.

Financing Activities

Net cash provided by financing activities decreased $809 million, or 45%, to an inflow of $1.0 billion, for the three months ended March 31, 2018 primarily from:

•	$2.5 billion in Proceeds from issuance of long-term debt; and

•	$2.2 billion in Proceeds from borrowing on our revolving credit facility; partially offset by

•	$1.7 billion for Repayments of our revolving credit facility;

•	$1.0 billion for Repayments of long-term debt;

•	$666 million for Repurchases of common stock; and

•	$172 million for Repayments of capital lease obligations.

Cash and Cash Equivalents

As of March 31, 2018, our Cash and cash equivalents were $2.5 billion.

Free Cash Flow

Free Cash Flow represents net cash provided by operating activities less payments for purchases of property and equipment, including proceeds related to beneficial interests in securitization transactions and less cash payments for debt prepayment or debt extinguishment costs. Free Cash Flow is a non-GAAP financial measure utilized by our management, investors and analysts of T-Mobile’s financial information to evaluate cash available to pay debt and provide further investment in the business.

In the first quarter of 2018, we redefined our non-GAAP financial measure Free Cash Flow to reflect the adoption of ASU 2016-15 to present cash flows on a consistent basis for investor transparency. We have applied the change in definition retrospectively in the table below, which illustrates the calculation of Free Cash Flow and reconciles Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended March 31,		Change
(in millions)	2018	2017	$		%
Net cash provided by operating activities	$770	$608	$162		27%
Cash purchases of property and equipment	(1,366)	(1,528)	162		(11)%
Proceeds related to beneficial interests in securitization transactions	1,295	1,134	161	1	14%
Cash payments for debt prepayment or debt extinguishment costs	(31)	(29)	(2)	2	7%
Free Cash Flow	$668	$185	$483	3	261%

Free Cash Flow increased $483 million, or 261%, for the three months ended March 31, 2018 primarily from:

•	Higher net cash provided by operating activities, as described above;

•	Lower purchases of property and equipment. Cash purchases of property and equipment include capitalized interest of $43 million and $48 million for 2018 and 2017; and

•	Higher proceeds related to our deferred purchase price from securitization transactions.

Debt

As of March 31, 2018, our total debt was $30.5 billion, excluding our tower obligations, of which $26.7 billion was classified as long-term debt. Significant debt-related activity for the three months ended March 31, 2018 included:

Debt to Third Parties

Issuances and Borrowings

During the three months ended March 31, 2018, we issued the following Senior Notes:

(in millions)	Principal Issuances	Issuance Costs	Net Proceeds from Issuance of Long-Term Debt
4.500% Senior Notes due 2026	$1,000	$2	$998
4.750% Senior Notes due 2028	1,500	4	1,496
Total of Senior Notes issued	$2,500	$6	$2,494

On January 25, 2018, T-Mobile USA, Inc. (“T-Mobile USA”) and certain of its affiliates, as guarantors, issued (i) $1.0 billion of public 4.500% Senior Notes due 2026 and (ii) $1.5 billion of public 4.750% Senior Notes due 2028. Issuance costs related to the public debt issuance totaled approximately $6 million.

Subsequent to March 31, 2018, we used the net proceeds of $2.494 billion from the transaction to redeem our $1.75 billion of 6.625% Senior Notes due 2023, on April 1, 2018, and to redeem our $600 million of 6.836% Senior Notes due 2023 on April 28, 2018, as further discussed below, and for general corporate purposes, including the partial repayment of borrowings under our revolving credit facility with DT.

Notes Redemptions

During the three months ended March 31, 2018, we made the following note redemption:

(in millions)	Principal Amount	Write-off of Premiums, Discounts and Issuance Costs (1)	Call Penalties (1) (2)	Redemption Date	Redemption Price
6.125% Senior Notes due 2022	$1,000	$1	$31	January 15, 2018	103.063%

(1)
Write-off of premiums, discounts, issuance costs and call penalties are included in Other income, net in our Condensed Consolidated Statements of Comprehensive Income. Write-off of premiums, discounts and issuance costs are included in Other, net within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

(2)	The call penalty is the excess paid over the principal amount. Call penalties are included within Net cash provided by financing activities in our Condensed Consolidated Statements of Cash Flows.

Prior to March 31, 2018, we delivered a notice of redemption on $1.75 billion aggregate principal amount of our 6.625% Senior Notes due 2023. The notes were redeemed on April 1, 2018 at a redemption price equal to 103.313% of the principal amount of the notes (plus accrued and unpaid interest thereon), payable on April 2, 2018. The redemption premium was approximately $58 million, the write-off of issuance costs was less than $1 million, and the write-off of premiums was approximately $75 million. The outstanding principal amount was reclassified from Long-term debt to Short-term debt in our Condensed Consolidated Balance Sheets as of March 31, 2018.

Prior to March 31, 2018, we delivered a notice of redemption on $600 million aggregate principal amount of our 6.836% Senior Notes due 2023. The notes were redeemed on April 28, 2018 at a redemption price equal to 103.418% of the principal amount of the notes (plus accrued and unpaid interest thereon), payable on April 30, 2018. The redemption premium was approximately $21 million and the write-off of issuance costs was less than $1 million. The outstanding principal amount was reclassified from Long-term debt to Short-term debt in our Condensed Consolidated Balance Sheets as of March 31, 2018.

Debt to Affiliates

Issuances and Borrowings

On January 22, 2018, DT agreed to purchase (i) $1.0 billion in aggregate principal amount of 4.500% Senior Notes due 2026 and (ii) $1.5 billion in aggregate principal amount of 4.750% Senior Notes due 2028 directly from T-Mobile USA and certain of its affiliates, as guarantors, with no underwriting discount (the “DT Notes”). As of March 31, 2018, there were no outstanding balances on the DT Notes.

Prior to March 31, 2018, we delivered a notice of redemption on (i) $1.25 billion in aggregate principal amount of 8.097% Senior Reset Notes due 2021 and (ii) $1.25 billion in aggregate principal amount of 8.195% Senior Reset Notes due 2022 (collectively, the “DT Senior Reset Notes”) held by DT. Subsequent to March 31, 2018, through net settlement on April 30, 2018, we issued to DT a total of $2.5 billion in aggregate principal amount of DT Notes and redeemed the DT Senior Reset Notes. The 8.097% Senior Reset Notes due 2021 were redeemed on April 28, 2018 at a redemption price equal to 104.0485% of the principal amount of the notes (plus accrued and unpaid interest thereon), payable on April 30, 2018. The 8.195% Senior Reset Notes due 2022 were redeemed on April 28, 2018 at a redemption price equal to 104.0975% of the principal amount of the notes (plus accrued and unpaid interest thereon), payable on April 30, 2018. In connection with the net settlement, we paid DT $102 million in cash for the premium portion of the redemption price set forth in the indenture governing the DT Senior Reset Notes, plus accrued but unpaid interest on the DT Senior Reset Notes to, but not including, the exchange date.

Incremental Term Loan Facility

In March 2018, we amended the terms of the Incremental Term Loan Facility. Following this amendment, the applicable margin payable on LIBOR indexed loans is 1.50% under the $2.0 billion Incremental Term Loan Facility maturing on November 9, 2022 and 1.75% under the $2.0 billion Incremental Term Loan Facility maturing on January 31, 2024. The amendment also modified the Incremental Term Loan Facility to (i) include a soft-call prepayment premium of 1.00% of the outstanding principal amount of the loans under the Incremental Term Loan Facility payable to DT upon certain refinancings of such loans by us with lower priced debt prior to a date that is six months after March 29, 2018 and (ii) update certain covenants and other provisions to make them substantially consistent, subject to certain additional carve outs, with our most recently publicly issued notes. No issuance fees were incurred related to this debt agreement for the three months ended March 31, 2018.

Revolving Credit Facility

In January 2018, we utilized proceeds under our revolving credit facility with DT to redeem $1.0 billion in aggregate principal amount of our 6.125% Senior Notes due 2022 and for general corporate purposes. On January 29, 2018, the proceeds utilized under our revolving credit facility with DT were repaid. The proceeds and borrowings from the revolving credit facility are presented in Proceeds from borrowing on revolving credit facility and Repayments of revolving credit facility within Net cash provided by financing activities in our Condensed Consolidated Statements of Cash Flows. As of March 31, 2018, there was $445 million in outstanding borrowings under the revolving credit facility. As of December 31, 2017, there were no outstanding borrowings under the revolving credit facility.

In March 2018, we amended the terms of (a) our Secured Revolving Credit Facility and (b) our Unsecured Revolving Credit Facility. Following these amendments, (i) the range of applicable margin payable under the Secured Revolving Credit Facility is 1.05% to 1.80%, (ii) the range of the applicable margin payable under the Unsecured Revolving Credit Facility is 2.05% to 3.05%, (iii) the range of the undrawn commitment fee applicable to the Secured Revolving Credit Facility is 0.25% to 0.45%, (iv) the range of the undrawn commitment fee applicable to the Unsecured Revolving Credit Facility is 0.20% to 0.575% and (v) the maturity date of the revolving credit facility with DT is December 29, 2020. The amendments also modify the facility to update certain covenants and other provisions to make them substantially consistent, subject to certain additional carve outs, with our most recently publicly issued notes.

See Note 9 – Debt of the Notes to the Condensed Consolidated Financial Statements for further information.

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

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of March 31, 2018.

Capital Lease Facilities

We have entered into uncommitted capital lease facilities with certain partners, which provide us with the ability to enter into capital leases for network equipment and services. As of March 31, 2018, we have committed to $2.3 billion of capital leases under these capital lease facilities, of which $142 million was executed during the three months ended March 31, 2018. We expect to enter into up to an additional $758 million in capital lease commitments during 2018.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure. Property and equipment capital expenditures primarily relate to our network transformation, including the build out of 700 MHz A-Block and 600 MHz spectrum licenses. We expect cash purchases of property and equipment, excluding capitalized interest, to be in the range of $4.9 billion to $5.3 billion in 2018. This includes expenditures for 5G deployment. Similar to 2017, cash capital expenditures will be front-end loaded in 2018 due to the timing of network build activity. This does not include property and equipment obtained through capital lease agreements, leased wireless devices transferred from inventory or any additional purchases of spectrum licenses.

Share Repurchases

Effective as of December 6, 2017, our Board of Directors authorized a stock repurchase program for up to $1.5 billion of our common stock through December 31, 2018. Under the program, we may repurchase shares of our common stock in the open market or in private transactions. During the three months ended March 31, 2018, we repurchased a total of 10.5 million shares of our common stock at an aggregate market value of $666 million. In addition, in April 2018, we repurchased another 6.2 million shares of our common stock at an aggregate market value of $388 million. The repurchase program completed on April 29, 2018. On April 27, 2018, our Board of Directors authorized an increase in the total stock repurchase program to $9.0 billion, consisting of the $1.5 billion in repurchases previously authorized and for up to an additional $7.5 billion of our common stock. See Note 11 – Repurchases of Common Stock of the Notes to the Condensed Consolidated Financial Statements for further information.

Related-Party Transactions

During the three months ended March 31, 2018, we entered into certain debt related transactions with affiliates. See Note 9 – Debt of the Notes to the Condensed Consolidated Financial Statements for further information.

In the three months ended March 31, 2018, DT, our majority stockholder and an affiliated purchaser purchased 3.3 million additional shares of our common stock at an aggregate market value of $200 million in the public market or from other parties, in accordance with the rules of the SEC and other applicable legal requirements. We do not receive proceeds from these purchases.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended March 31, 2018, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with DT. We have relied upon DT for information regarding their activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company (“MTN Irancell”), Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the three months ended March 31, 2018, gross revenues of all DT affiliates generated by roaming and interconnection traffic with Iran were less than $1 million and estimated net profits were less than $1 million.

In addition, DT, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended March 31, 2018 were less than $0.1 million. We understand that DT intends to continue these activities.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of March 31, 2018, T-Mobile derecognized net receivables of $2.7 billion upon sale through these arrangements. See Note 5 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

Preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Except as described below, there have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.

The policy below is critical because it requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Actual results could differ from those estimates.
Management and the Audit Committee of the Board of Directors have reviewed and approved these critical accounting policies.

Revenue Recognition

We primarily generate our revenue from providing wireless services to customers and selling or leasing devices and accessories. Our contracts with customers may involve multiple performance obligations, which include wireless services, wireless devices or a combination thereof, and we allocate the transaction price between each performance obligation based on its relative standalone selling price.

Significant Judgments

The most significant judgments affecting the amount and timing of revenue from contracts with our customers include the following items:

•
For transactions where we recognize a significant financing component, judgment is required to determine the discount rate. For equipment installment plan (“EIP”) sales, the discount rate used to adjust the transaction price primarily reflects current market interest rates and the estimated credit risk of the customer.

•
Our products are generally sold with a right of return, which is accounted for as variable consideration when estimating the amount of revenue to recognize. Expected device returns are estimated based on historical experience.

•
Promotional bill credits offered to a customer on an equipment sale that are paid over time and are contingent on the customer maintaining a service contract may result in an extended service contract based on whether a substantive penalty is deemed to exist. Determining whether contingent bill credits result in a substantive termination penalty, and determining the term over which a substantive termination penalty exists, may require significant judgment.

•	For capitalized contract costs, determining the amortization period as well as assessing the indicators of impairment may require significant judgment.

•	The determination of the standalone selling price for contracts that involve more than one product or service (or performance obligation) may require significant judgment.

•	The identification of distinct performance obligations within our service plans may require significant judgment.

Wireless Services Revenue

We generate our wireless services revenues from providing access to, and usage of, our wireless communications network. Service revenues also include revenues earned for providing value added services to customers, such as handset insurance services. Service contracts are billed monthly either in advance or arrears, or are prepaid. Generally, service revenue is recognized as we satisfy our performance obligation to transfer service to our customers. We typically satisfy our stand-ready-performance obligations, including unlimited wireless services, evenly over the contract term. For usage-based and prepaid wireless services, we satisfy our performance obligations when services are rendered.

Revenue for service contracts that we assess are not probable of collection is not recognized until the contract is completed and cash is received. Collectibility is re-assessed when there is a significant change in facts or circumstances. Our assessment of collectibility considers whether we may limit our exposure to credit risk through our right to stop transferring additional service in the event the customer is delinquent.

Consideration payable to a customer is treated as a reduction of the total transaction price, unless the payment is in exchange for a distinct good or service, such as certain commissions paid to dealers.

Revenue is recorded net of costs paid to another party for performance obligations where we arrange for the other party to transfer goods or services to the customer (i.e., when we are acting as an agent). For example, performance obligations relating to services provided by third-party content providers where T-Mobile neither controls a right to the content provider’s service nor controls the underlying service itself are presented net because T-Mobile is acting as an agent.

Federal Universal Service Fund (“USF”) and other regulatory fees are assessed by various governmental authorities in connection with the services we provide to our customers and included in Cost of services. When we separately bill and collect these regulatory fees from customers, they are recorded in Total service revenues in our Condensed Consolidated Statements of Comprehensive Income.

We have made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by T-Mobile from a customer (for example, sales, use, value added, and some excise taxes).

Equipment Revenues

We generate equipment revenues from the sale or lease of mobile communication devices and accessories. For performance obligations related to equipment contracts, we typically transfer control at a point in time when the device or accessory is delivered to, and accepted by, the customer or dealer. We have elected to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. We establish provisions for estimated device returns based on historical experience. Equipment sales not probable of collection are generally recorded as payments are received. Our assessment of collectibility considers payment terms such as down payments that reduce our exposure to credit risk.

We offer certain customers the option to pay for devices and accessories in installments using an EIP. Generally, we recognize as a reduction of the total transaction price the effects of a financing component in contracts where customers purchase their devices and accessories on an EIP with a term of more than one year, including those financing components that are not considered to be significant to the contract. However, we have elected the practical expedient to not recognize the effects of a significant financing component for contracts where we expect, at contract inception, that the period between the transfer of a performance obligation to a customer and the customer’s payment for that performance obligation will be one year or less.

In addition, for customers who enroll in our Just Upgrade My Phone (“JUMP!”®) program, we recognize a liability based on the estimated fair value of the specified-price trade-in right guarantee. The fair value of the guarantee is deducted from the transaction price under the new revenue standard, and the remaining transaction price is allocated to other elements of the contract, including service and equipment performance obligations. See “Guarantee Liabilities” in Note 1 - Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 8 - Fair Value Measurements in this Form 10-Q.

In 2015, we introduced JUMP! On Demand, which allows customers to lease a device and upgrade their leased wireless device for a new device up to one time per month. To date, all of our leased wireless devices are accounted for as operating leases and estimated contract consideration is allocated between lease elements and non-lease elements (such as service and equipment performance obligations) based on the relative standalone selling price of each performance obligation in the contract. Lease revenues are recorded as equipment revenues and recognized as earned on a straight-line basis over the lease term. Lease revenues on contracts not probable of collection are limited to the amount of payments received. See “Property and Equipment” in Note 1 - Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Contract Balances

Generally, T-Mobile devices and service plans are available at standard prices, which are maintained on price lists and published on our website and/or within our retail stores.

For contracts that involve more than one product or service that are identified as separate performance obligations, the transaction price is generally allocated to the performance obligations based on their relative standalone selling prices. Standalone selling price is the price that T-Mobile would sell the good or service separately to a customer and is best evidenced by the price that T-Mobile sells that good or service separately in similar circumstances and to similar customers.

A contract asset is recorded when revenue is recognized in advance of our right to receive consideration (e.g., we must perform additional services in order to receive consideration). Amounts are recorded as receivables when our right to consideration is unconditional. When consideration is received or we have an unconditional right to consideration in advance of delivery of goods or services, a contract liability is recorded. The transaction price can include non-refundable upfront fees, which are allocated to the identifiable performance obligations.

Contract assets are included in Other current assets and Other assets and contract liabilities are included in Deferred revenue in our Condensed Consolidated Balance Sheets.

Contract Modifications

Our service contracts allow customers to frequently modify their contracts without incurring penalties in many cases. Each time a contract is modified, we evaluate the change in scope or price of the contract to determine if the modification should be treated as a separate contract, as if there is a termination of the existing contract and creation of a new contract, or if the modification should be considered a change associated with the existing contract. We typically do not have significant impacts from contract modifications.

Contract Costs

We incur certain incremental costs to obtain a contract that we expect to recover, such as sales commissions. We record an asset when these incremental costs to obtain a contract are incurred and amortize them on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates.

We amortize deferred costs incurred to obtain service contracts on a straight-line basis over the term of the initial contract and anticipated renewal contracts to which the costs relate. However, we have elected the practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less.

Incremental costs to obtain equipment contracts (e.g., commissions paid on device and accessory sales) are recognized when the equipment is transferred to the customer.

See Note 1 - Summary of Significant Accounting Policies and Note 10 - Revenue from Contracts with Customers of the Notes to the Condensed Consolidated Financial Statements for further information.

Accounting Pronouncements Not Yet Adopted

See Note 1 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for information regarding recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and related amendments (collectively, the “new revenue standard”). As a result of our adoption of the new revenue standard, we implemented significant new revenue accounting systems, processes and internal controls over revenue recognition to assist us in the application of the new revenue standard. There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-Q, the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, and the following risk factors, should be considered carefully in evaluating T-Mobile. Our business, financial condition, liquidity, or operating results, as well as the price of our common stock and other securities, could be materially adversely affected by any of these risks.

Risks Related to the Proposed Transactions

The closing of the Transactions is subject to many conditions, including the receipt of approvals from various governmental entities, which may not approve the Transactions, may delay the approvals for, or may impose conditions or restrictions on, jeopardize or delay completion of, or reduce the anticipated benefits of, the Transactions, and if these conditions are not satisfied or waived, the Transactions will not be completed.

The completion of the Transactions is subject to a number of conditions, including, among others, obtaining certain governmental authorizations, consents, orders or other approvals and the absence of any injunction prohibiting the Transactions or any legal requirements enacted by a court or other governmental entity preventing consummation of the Transactions. There is no assurance that these required authorizations, consents, orders or other approvals will be obtained or that they will be obtained in a timely manner, or whether they will be subject to required actions, conditions, limitations or restrictions on our or the combined company’s business, operations or assets. If any such required actions, conditions, limitations or restrictions are imposed, they may jeopardize or delay completion of the Transactions, reduce or delay the anticipated benefits of the Transactions or allow the parties to terminate the Transactions, which could result in a material adverse effect on our or the combined company’s business, financial condition or operating results. In addition, the completion of the Transactions is also subject to T-Mobile USA having specified minimum credit ratings on the closing date of the Transactions (after giving effect to the Merger) from at least two of the three credit rating agencies, subject to certain qualifications. In the event that the Company terminates the Business Combination Agreement in connection with a failure to satisfy the closing condition related to the specified minimum credit ratings, then in certain circumstances, the Company may be required to pay Sprint $600 million.

Failure to complete the Transactions, or a delay in completing the Transactions, could negatively impact our stock price and the future business, assets, liabilities, prospects, outlook, financial condition and results of operations of us or the combined company.

If the Transactions are not completed or delayed, our common stock price and future business and financial results could be negatively affected, or our employees, suppliers, vendors, distributors, retailers, dealers or customers could lose focus on our business, cease doing business with us, or curtail their activities with us. In addition, the Business Combination Agreement may be terminated if, among other things, required regulatory approvals or consents are not obtained or either party breaches certain of its obligations under the Business Combination Agreement. If this were to occur it could have an adverse effect on our business, financial condition, operating results and stock price.

We and Sprint are subject to various uncertainties and contractual restrictions and requirements while the Transactions are pending that could disrupt our or the combined company’s business and adversely affect our business, assets, liabilities, prospects, outlook, financial condition and results of operations.

Uncertainty about the effect of the Transactions on employees, customers, suppliers, vendors, distributors, dealers and retailers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel during the pendency of the Transactions and, if the Transactions are completed, for a period of time thereafter, as existing and prospective employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us, our business following the Transactions could be negatively impacted. Additionally, these uncertainties could cause customers, suppliers, distributors, dealers, retailers and others who deal with us to seek to change or cancel existing business relationships with us or fail to renew existing relationships with us. Suppliers, distributors and content and application providers may also delay or cease developing for us new products that are necessary for the operations of our business due to the uncertainty created by the

Transactions. Competitors may also target our or Sprint’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the Transactions.

The Business Combination Agreement also restricts each of us and Sprint, without the other’s consent, from taking certain actions outside of the ordinary course of business while the Transactions are pending, including, among other things, certain acquisitions or dispositions of businesses and assets, entering into or amending certain contracts, repurchasing or issuing securities, making capital expenditures and incurring indebtedness, in each case subject to certain exceptions. These restrictions may have a significant negative impact on our business, results of operations and financial condition.

In addition, management and financial resources have been diverted and will continue to be diverted toward the completion of the Transactions. We have incurred, and expect to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Transactions. These costs could adversely affect our financial condition and results of operation prior to the consummation of the Transactions.

The Business Combination Agreement contains provisions that restrict the ability of our Board to pursue alternatives to the Transactions.

The Business Combination Agreement contains non-solicitation provisions that restrict our ability to solicit, initiate, knowingly encourage or knowingly take any other action designed to facilitate, any inquiries regarding, or the making of, any proposal the consummation of which would constitute an alternative transaction for purposes of the Business Combination Agreement.

A significant stockholder of our Company has executed a support agreement that requires that such stockholder execute a written consent voting all of its shares of our common stock in favor of the Transactions, which will constitute approval of the Transactions by our stockholders, even if our Board changes its recommendation to our stockholders.

Subsequent to the execution of the Business Combination Agreement, DT, holder of approximately 63.5% of our common stock, entered into a support agreement (the “Support Agreement”), pursuant to which DT has agreed to deliver a written consent in favor of the Transactions. The DT written consent will constitute receipt by the Company of the requisite approval of the Transactions by our stockholders and under the terms of the Support Agreement, DT is required to deliver the written consent even if our Board changes its recommendation to our stockholders with respect to the Transactions.

Our directors and executive officers may have interests in the Transactions that may be different from, or in addition to, those of other of our stockholders.

Our directors and executive officers may have interests in the Transactions that may differ from, or that are in addition to, the interests of our other stockholders. These interests with respect to our directors and executive officers may include, among others, continued service as a director or an executive officer of the combined company, employment or consulting arrangements, arrangements that provide for severance benefits if certain executive officers’ employment is terminated under certain circumstances following the completion of the Transactions and rights to indemnification and directors’ and officers’ liability insurance following the completion of the Transactions. Our Board and the independent committee of the Board were aware of these interests during the time that the Business Combination Agreement was being negotiated and at the time they approved the Transactions. These interests may cause our directors and executive officers to view the Transactions differently than another stockholder may view it and will be described in the definitive consent solicitation statement / prospectus mailed to our stockholders in connection with the Transactions.

Risks Related to Integration and the Combined Company

Although we expect that the Transactions will result in synergies and other benefits to us, those benefits may not be realized fully or at all or may not be realized within the expected time frame.

Our ability to realize the anticipated benefits of the Transactions will depend, to a large extent, on the combined company’s ability to integrate our and Sprint’s businesses in a manner that facilitates growth opportunities and achieves the projected stand-alone cost savings and revenue growth trends identified by each company without adversely affecting current revenues and investments in future growth. In addition, some of the anticipated synergies are not expected to occur for a significant time period following the completion of the Transactions and will require substantial capital expenditures in the near term to be fully realized. Even if the combined company is able to integrate the two companies successfully, the anticipated benefits of the Transactions may not be realized fully or at all or may take longer to realize than expected.

Our business and Sprint’s business may not be integrated successfully or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruption, including difficulties in maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected following the Transactions. Revenues following the Transactions may be lower than expected.

The combination of two independent businesses is complex, costly and time-consuming and may divert significant management attention and resources to combining our and Sprint’s business practices and operations. This process may disrupt our business. The failure to meet the challenges involved in combining the two businesses and to realize the anticipated benefits of the Transactions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company. The overall combination of our and Sprint’s businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others:

•
difficulties in integrating the companies’ operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure and financial reporting and internal control systems, including compliance by the combined company with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated by the SEC;

•	challenges in conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies;

•	difficulties in assimilating employees and in attracting and retaining key personnel;

•	challenges in keeping existing customers and obtaining new customers;

•	difficulties in achieving anticipated synergies, business opportunities, and growth prospects from the combination;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	the transition of management to the combined company executive management team;

•	determining whether and how to address possible differences in corporate cultures and management philosophies;

•	the impact of the additional debt financing expected to be incurred in connection with the Transactions;

•	contingent liabilities that are larger than expected; and

•	potential unknown liabilities, adverse consequences, and unforeseen increased expenses associated with the Transactions.

Many of these factors are outside of our and Sprint’s control and/or will be outside the control of the combined company, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of our business and Sprint’s business are combined successfully, the full benefits of the Transactions may not be realized, including the synergies or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in combining our business and Sprint’s business. All of these factors could cause dilution to the earnings per share of the combined company, decrease or delay the expected accretive effect of the Transactions, and negatively impact the price of our common stock. As a result, it cannot be assured that the combination of our business and Sprint’s business will result in the realization of the full benefits anticipated from the Transactions within the anticipated time frames or at all.

Our indebtedness following the completion of the Transactions will be substantially greater than our indebtedness on a stand-alone basis and greater than the combined indebtedness of us and Sprint prior to the announcement of the Transactions. This increased level of indebtedness could adversely affect the combined company’s business flexibility, and increase its borrowing costs.

In connection with the Transactions, we expect to incur merger-related debt financing, which will be used in part to prepay a portion of our existing indebtedness and a portion of Sprint’s existing indebtedness and to fund liquidity needs, and to assume Sprint’s remaining existing indebtedness. As a result, after giving effect to the Transactions and the related transactions contemplated by the Business Combination Agreement, including the incurrence of the merger-related debt financing, we anticipate that the combined company will have consolidated indebtedness of approximately $75.0 billion to $77.0 billion based on estimated December 31, 2018 debt and cash balances excluding tower obligations.

Our substantially increased indebtedness following completion of the Transactions in comparison to our indebtedness prior to the Transactions will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. In addition, the amount of cash required to pay interest on our increased indebtedness levels will increase following completion of the Transactions, and thus the demands on our cash resources will be greater than prior to the Transactions. The increased levels of indebtedness following completion of the Transactions may reduce funds available to fund our efforts to combine our business with Sprint’s business and realize the expected benefits of the Transactions and/or may also reduce funds available for capital expenditures, share repurchases, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.

Further, it may be necessary to incur substantial additional indebtedness in the future after the Transactions, subject to the restrictions contained in our debt instruments. If new indebtedness is added to our debt levels as of the closing of the Transactions, the related risks that we now face could intensify.

Because of our substantial indebtedness following the completion of the Transactions, we may not be able to service our debt obligations in accordance with their terms after the Transactions.

Our ability to service our substantial debt obligations following the completion of the Transactions will depend on our future performance, which will be affected by financial, business, economic and other factors, including our ability to achieve the expected benefits and cost savings from the Transactions. There is no guarantee that we will be able to generate sufficient cash flow to pay our debt service obligations when due. If we are unable to meet our debt service obligations after the Transactions or we fail to comply with our financial and other restrictive covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all. Our inability to refinance our debt could have a material adverse effect on our business, financial condition and results of operations after the Transactions.

The agreements governing the combined company’s indebtedness will include restrictive covenants that limit the combined company’s operating flexibility.

The agreements governing the combined company’s indebtedness will impose material operating and financial restrictions on the combined company. These restrictions, subject in certain cases to customary baskets, exceptions and incurrence-based ratio tests, may limit the combined company’s ability to engage in some transactions, including the following:

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

These restrictions could limit the combined company’s ability to obtain debt financing, repurchase stock, refinance or pay principal on its outstanding indebtedness, complete acquisitions for cash or indebtedness or react to changes in its operating environment or the economy. Any future indebtedness that the combined company incurs may contain similar or more restrictive covenants. Any failure to comply with the restrictions of the combined company’s debt agreements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving the combined company's lenders the right to terminate any commitments they had made to provide it with further funds and to require the combined company to repay all amounts then outstanding.

Financing of the combination is not assured.

Although we have received debt financing commitments from lenders to provide various bridge and other credit facilities to finance the Transactions, the obligation of the lenders to provide these facilities is subject to a number of conditions. We also expect to enter into other financing arrangements in connection with the Transactions for which we do not presently have commitments. Furthermore, we may seek to modify our existing financing arrangements in connection with the Transactions, and we do not have commitments from the lenders providing our existing financing arrangements for these modifications. Accordingly, financing of the Transactions is not assured. Even if we are able to obtain financing or modify our existing financing arrangements, the terms of such new or modified financing arrangements may not be available to us on favorable terms and we may incur significant costs in connection with entering into such financing.

Downgrades of our and/or Sprint’s ratings could adversely affect our, Sprint’s and/or the combined company’s respective businesses, cash flows, financial condition and operating results.

Our credit ratings impact the cost and availability of future borrowings, and, as a result, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations or, following completion of the Transactions, obligations to the combined company’s insureds. Each of the rating organizations reviews our ratings and Sprint’s ratings periodically, and there can be no assurance that our or Sprint’s current ratings will be maintained in the future. Downgrades in our health and/or Sprint’s ratings could adversely affect our, Sprint’s and/or the combined company’s businesses, cash flows, financial condition and operating results. As noted above, the Business Combination Agreement also contains certain conditions relating to a minimum credit rating of T-Mobile USA on the closing date of the Transactions.
In addition, if the Transactions are completed and the credit ratings of certain of Sprint’s outstanding notes are downgraded, this may in certain circumstances constitute a change of control triggering event under the indentures governing the notes, requiring Sprint to offer to repurchase the notes at 101% of the principal amount thereof plus accrued interest. The Business Combination Agreement requires Sprint to seek noteholder consents to amend the indentures governing these notes such that the Transactions will not constitute a change of control triggering event. If such consents are not obtained and a change of control triggering event occurs, the combined company may have to incur additional indebtedness to finance the repurchase of the relevant Sprint notes. There is no guarantee that the combined company will be able to incur this additional indebtedness on commercially reasonable terms or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

Share repurchase activity during the three months ended March 31, 2018 was as follows:

	Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (c)
01/01/2018 - 01/31/2018	4,422,765	$64.30	4,422,765	$772
02/01/2018 - 02/28/2018	4,063,608	60.51	1,618,608	672
03/01/2018 - 03/31/2018	5,317,030	63.32	4,457,166	390
Total	13,803,403	$62.76	10,498,539	$390

(a)	The table presented includes purchases made by DT, our majority stockholder and an affiliated purchaser, in accordance with the rules of the SEC and other applicable legal requirements.

(b)
During the three months ended March 31, 2018, DT purchased 3.3 million additional shares of our common stock at an aggregate market value of $200 million in the public market or from other parties, which are not included against the dollar value of shares that may be purchased under programs approved by the Board of Directors.

(c)
Effective as of December 6, 2017, our Board of Directors authorized a stock repurchase program for up to $1.5 billion of our common stock through December 31, 2018. See Note 11 - Repurchases of Common Stock in the Notes to the Condensed Consolidated Financial Statements for further information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
2.1*	Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V. and SoftBank Group Corp.	8-K	4/30/2018	2.1
3.1	Certificate of Elimination of 5.5% Mandatory Convertible Preferred Stock, Series A, Par Value $0.00001 Per Share, dated February 15, 2018.	8-K	2/22/2018	3.1
4.1	Ninth Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-K	2/8/2018	4.24
4.2	Thirty-First Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-K	2/8/2018	4.56
4.3	Thirty-Second Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.500% Senior Note due 2026.	8-K	1/25/2018	4.1
4.4	Thirty-Third Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028.	8-K	1/25/2018	4.2
4.5
Thirty-Fourth Supplemental Indenture, dated as of April 26, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.
					X
10.1	Purchase Agreement, dated as of January 22, 2018, among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Telekom AG.	8-K	1/25/2018	10.1
10.2	Third Amended and Restated Master Receivables Purchase Agreement, dated as of February 5, 2018, among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, The Bank of Tokyo Mitsubishi UFJ, Ltd., as bank collection agent, TMobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc., as performance guarantor.	10-K	2/8/2018	10.31
10.3	Amendment No. 5, dated as of March 29, 2018, to the Term Loan Agreement, dated as of November 9, 2015, among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Telekom AG, as lender.	8-K	3/30/2018	10.1
10.4	Amendment No. 1, dated as of March 29, 2018, to the Secured Revolving Credit Agreement, dated as of December 29, 2016, among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Telekom AG, as administrative agent and lender.	8-K	3/30/2018	10.2
10.5	Amendment No. 1, dated as of March 29, 2018, to the Unsecured Revolving Credit Agreement, dated as of December 29, 2016, among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Telekom AG, as administrative agent and lender.	8-K	3/30/2018	10.3

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.6	Support Agreement, dated as of April 29, 2018, by and among SoftBank Group Corp., SoftBank Group Capital Limited, Starburst I, Inc., Galaxy Investment Holdings, Inc., T-Mobile US, Inc., and Deutsche Telekom AG.	8-K	4/30/2018	10.1
10.7	Commitment Letter, dated as of April 29, 2018, by and among T-Mobile USA, Inc. and the financial institutions party thereto.	8-K	4/30/2018	10.2
10.8	Financing Matters Agreement, dated as of April 29, 2018, by and between T-Mobile USA, Inc. and Deutsche Telekom AG.	8-K	4/30/2018	10.3
10.9**	Form of Severance Letter Agreement.				X
10.10**	First Amendment, dated as of April 28, 2018, to Amended and Restated Employment Agreement, dated as of April 1, 2017, between T-Mobile US, Inc. and John Legere.				X
10.11**	First Amendment, dated as of April 28, 2018, to Updated Compensation Term Sheet, dated as of January 1, 2017, between T-Mobile US, Inc. and Michael Sievert.				X
10.12**	First Amendment, dated as of April 28, 2018, to Amended and Restated Employment Agreement, dated as of December 20, 2017, between T-Mobile US, Inc. and J. Braxton Carter.				X
10.13
First Amendment, dated as of April 3, 2018, to Third Amended and Restated Master Receivables Purchase Agreement, dated as of February 5, 2018, among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, MUFG Bank (Europe) N.V, Germany Branch, as bank collection agent, T-Mobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc. and T-Mobile USA, Inc., as performance guarantors.
X
10.14
Second Amendment, dated as of April 3, 2018, to the Second Amended and Restated Receivables Purchase and Administrative Agreement, dated as of August 21, 2017, among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., as performance guarantors, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.
X
23.1	Consent of PricewaterhouseCoopers LLP.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*
This filing excludes certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

**	Indicates a management contract or compensatory plan or arrangement.
***	Furnished herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

May 1, 2018	/s/ J. Braxton Carter
J. Braxton Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)