Form 10-Q
period 2018-06-30
T-Mobile US, Inc.
filed 2018-08-01
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 27, 2018
Common Stock, $0.00001 par value per share	847,231,474

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$215	$1,219
Accounts receivable, net of allowances of $70 and $86	1,630	1,915
Equipment installment plan receivables, net	2,308	2,290
Accounts receivable from affiliates	11	22
Inventories	998	1,566
Other current assets	1,929	1,903
Total current assets	7,091	8,915
Property and equipment, net	22,375	22,196
Goodwill	1,901	1,683
Spectrum licenses	35,532	35,366
Other intangible assets, net	260	217
Equipment installment plan receivables due after one year, net	1,222	1,274
Other assets	1,311	912
Total assets	$69,692	$70,563
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$6,686	$8,528
Payables to affiliates	190	182
Short-term debt	1,004	1,612
Short-term debt to affiliates	320	—
Deferred revenue	722	779
Other current liabilities	359	414
Total current liabilities	9,281	11,515
Long-term debt	12,065	12,121
Long-term debt to affiliates	14,581	14,586
Tower obligations	2,574	2,590
Deferred tax liabilities	4,087	3,537
Deferred rent expense	2,746	2,720
Other long-term liabilities	968	935
Total long-term liabilities	37,021	36,489
Commitments and contingencies (Note 14)
Stockholders' equity
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 848,736,488 and 860,861,998 shares issued, 847,225,746 and 859,406,651 shares outstanding	—	—
Additional paid-in capital	37,786	38,629
Treasury stock, at cost, 1,510,742 and 1,455,347 shares issued	(7)	(4)
Accumulated other comprehensive income	—	8
Accumulated deficit	(14,389)	(16,074)
Total stockholders' equity	23,390	22,559
Total liabilities and stockholders' equity	$69,692	$70,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2018	2017	2018	2017
Revenues
Branded postpaid revenues	$5,164	$4,820	$10,234	$9,545
Branded prepaid revenues	2,402	2,334	4,804	4,633
Wholesale revenues	275	234	541	504
Roaming and other service revenues	90	57	158	92
Total service revenues	7,931	7,445	15,737	14,774
Equipment revenues	2,325	2,506	4,678	4,549
Other revenues	315	262	611	503
Total revenues	10,571	10,213	21,026	19,826
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,530	1,518	3,119	2,926
Cost of equipment sales	2,772	2,846	5,617	5,532
Selling, general and administrative	3,185	2,915	6,349	5,870
Depreciation and amortization	1,634	1,519	3,209	3,083
Gains on disposal of spectrum licenses	—	(1)	—	(38)
Total operating expense	9,121	8,797	18,294	17,373
Operating income	1,450	1,416	2,732	2,453
Other income (expense)
Interest expense	(196)	(265)	(447)	(604)
Interest expense to affiliates	(128)	(131)	(294)	(231)
Interest income	6	6	12	13
Other expense, net	(64)	(92)	(54)	(90)
Total other expense, net	(382)	(482)	(783)	(912)
Income before income taxes	1,068	934	1,949	1,541
Income tax expense	(286)	(353)	(496)	(262)
Net income	782	581	1,453	1,279
Dividends on preferred stock	—	(14)	—	(28)
Net income attributable to common stockholders	$782	$567	$1,453	$1,251

Net income	$782	$581	$1,453	$1,279
Other comprehensive income, net of tax
Unrealized gain on available-for-sale securities, net of tax effect of $1, $1, $0 and $2	3	1	—	2
Other comprehensive income	3	1	—	2
Total comprehensive income	$785	$582	$1,453	$1,281
Earnings per share
Basic	$0.92	$0.68	$1.71	$1.51
Diluted	$0.92	$0.67	$1.69	$1.47
Weighted average shares outstanding
Basic	847,660,488	830,971,528	851,420,686	829,356,255
Diluted	852,040,670	870,457,181	858,728,832	870,854,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Operating activities
Net income	$782	$581	$1,453	$1,279
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,634	1,519	3,209	3,083
Stock-based compensation expense	112	72	209	139
Deferred income tax expense	272	345	478	248
Bad debt expense	75	82	129	175
Losses from sales of receivables	27	80	79	175
Deferred rent expense	7	20	11	40
Losses on redemption of debt	90	88	122	86
Gains on disposal of spectrum licenses	—	(1)	—	(38)
Changes in operating assets and liabilities
Accounts receivable	(1,136)	(629)	(2,009)	(1,654)
Equipment installment plan receivables	(286)	(584)	(508)	(793)
Inventories	125	(185)	158	(141)
Other current and long-term assets	(248)	(135)	(116)	(146)
Accounts payable and accrued liabilities	(79)	56	(1,107)	(595)
Other current and long-term liabilities	(105)	(189)	(60)	(144)
Other, net	(9)	(14)	(17)	—
Net cash provided by operating activities	1,261	1,106	2,031	1,714
Investing activities
Purchases of property and equipment, including capitalized interest of $102, $34, $145 and $82	(1,629)	(1,347)	(2,995)	(2,875)
Purchases of spectrum licenses and other intangible assets	(28)	(5,791)	(79)	(5,805)
Proceeds related to beneficial interests in securitization transactions	1,323	882	2,618	2,016
Acquisition of companies, net of cash acquired	(5)	—	(338)	—
Other, net	33	5	26	(3)
Net cash used in investing activities	(306)	(6,251)	(768)	(6,667)
Financing activities
Proceeds from issuance of long-term debt	—	4,485	2,494	9,980
Payments of consent fees related to long-term debt	(38)	—	(38)	—
Proceeds from borrowing on revolving credit facility	2,070	1,855	4,240	1,855
Repayments of revolving credit facility	(2,195)	(1,175)	(3,920)	(1,175)
Repayments of capital lease obligations	(155)	(119)	(327)	(209)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	(292)	—	(292)
Repayments of long-term debt	(2,350)	(6,750)	(3,349)	(10,230)
Repurchases of common stock	(405)	—	(1,071)	—
Tax withholdings on share-based awards	(10)	(3)	(84)	(95)
Dividends on preferred stock	—	(14)	—	(28)
Cash payments for debt prepayment or debt extinguishment costs	(181)	(159)	(212)	(188)
Other, net	(3)	(3)	—	16
Net cash used in financing activities	(3,267)	(2,175)	(2,267)	(366)
Change in cash and cash equivalents	(2,312)	(7,320)	(1,004)	(5,319)
Cash and cash equivalents
Beginning of period	2,527	7,501	1,219	5,500
End of period	$215	$181	$215	$181
Supplemental disclosure of cash flow information
Interest payments, net of amounts capitalized	$559	$727	$937	$1,222
Income tax payments	10	6	11	21
Noncash beneficial interest obtained in exchange for securitized receivables	1,205	992	2,333	2,008
Noncash investing and financing activities
Changes in accounts payable for purchases of property and equipment	$(386)	$8	$(750)	$(317)
Leased devices transferred from inventory to property and equipment	280	270	584	513
Returned leased devices transferred from property and equipment to inventory	(90)	(273)	(172)	(470)
Issuance of short-term debt for financing of property and equipment	54	2	291	290
Assets acquired under capital lease obligations	176	313	318	597

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

Accounting Pronouncements Adopted During the Current Year

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and has since modified the standard with several ASUs (collectively, the “new revenue standard”). The new revenue standard requires entities to recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations. We adopted the new revenue standard on January 1, 2018, using the modified retrospective method with the cumulative effect of initially applying the guidance recognized at the date of initial application. Comparative information has not been restated and continues to be reported under the standards in effect for those periods. We have applied the new revenue standard only to contracts not completed as of the date of initial application, referred to as open contracts. We have elected the practical expedient that permits an entity to reflect the aggregate effect of all of the modifications (on a contract-by-contract basis) that occurred before the date of initial application in determining the transaction price, identifying the satisfied and unsatisfied performance obligations, and allocating the transaction price to the performance obligations. Electing this practical expedient does not have a significant impact on our financial statements due to the short-term duration of most of our contracts and the nature of our contract modifications.

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

Wireless Services Revenue

We generate our wireless services revenues from providing access to, and usage of, our wireless communications network. Service revenues also include revenues earned for providing value added services to customers, such as handset insurance services. Service contracts are billed monthly either in advance or arrears, or are prepaid. Generally, service revenue is recognized as we satisfy our performance obligation to transfer service to our customers. We typically satisfy our stand-ready performance obligations, including unlimited wireless services, evenly over the contract term. For usage-based and prepaid wireless services, we satisfy our performance obligations when services are rendered.

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

Federal Universal Service Fund and other regulatory fees are assessed by various governmental authorities in connection with the services we provide to our customers and are included in Cost of services. When we separately bill and collect these regulatory fees from customers, they are recorded in Total service revenues in our Condensed Consolidated Statements of Comprehensive Income.

We have made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by T-Mobile from a customer (for example, sales, use, value added, and some excise taxes).

Equipment Revenues

We generate equipment revenues from the sale or lease of mobile communication devices and accessories. For performance obligations related to equipment contracts, we typically transfer control at a point in time when the device or accessory is delivered to, and accepted by, the customer or dealer. We have elected to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance

Index for Notes to the Condensed Consolidated Financial Statements

obligations. We establish provisions for estimated device returns based on historical experience. Equipment sales not probable of collection are generally recorded as payments are received. Our assessment of collectibility considers contract terms such as down payments that reduce our exposure to credit risk.

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

For contracts that involve more than one product or service that are identified as separate performance obligations, the transaction price is allocated to the performance obligations based on their relative standalone selling prices. Standalone selling price is the price at which T-Mobile would sell the good or service separately to a customer and is most commonly evidenced by the price at which T-Mobile sells that good or service separately in similar circumstances and to similar customers.

A contract asset is recorded when revenue is recognized in advance of our right to receive consideration (i.e., we must perform additional services in order to receive consideration). Amounts are recorded as receivables when our right to consideration is unconditional. When consideration is received or we have an unconditional right to consideration in advance of delivery of goods or services, a contract liability is recorded. The transaction price can include non-refundable upfront fees, which are allocated to the identifiable performance obligations.

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

Index for Notes to the Condensed Consolidated Financial Statements

Financial statement results as reported under the new revenue standard as compared to the previous revenue standard for the three and six months ended and as of June 30, 2018 are as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in millions, except per share amounts)	Previous Revenue Standard	New Revenue Standard	Change	Previous Revenue Standard	New Revenue Standard	Change
Revenues
Branded postpaid revenues	$5,162	$5,164	$2	$10,261	$10,234	$(27)
Branded prepaid revenues	2,404	2,402	(2)	4,807	4,804	(3)
Wholesale revenues	275	275	—	541	541	—
Roaming and other service revenues	90	90	—	158	158	—
Total service revenues	7,931	7,931	—	15,767	15,737	(30)
Equipment revenues	2,229	2,325	96	4,505	4,678	173
Other revenues	315	315	—	611	611	—
Total revenues	10,475	10,571	96	20,883	21,026	143
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,504	1,530	26	3,093	3,119	26
Cost of equipment sales	2,779	2,772	(7)	5,624	5,617	(7)
Selling, general and administrative	3,192	3,185	(7)	6,404	6,349	(55)
Depreciation and amortization	1,634	1,634	—	3,209	3,209	—
Total operating expenses	9,109	9,121	12	18,330	18,294	(36)
Operating income	1,366	1,450	84	2,553	2,732	179
Total other expense, net	(382)	(382)	—	(783)	(783)	—
Income before income taxes	984	1,068	84	1,770	1,949	179
Income tax expense	(264)	(286)	(22)	(450)	(496)	(46)
Net income	$720	$782	$62	$1,320	$1,453	$133
Earnings per share
Basic earnings per share	$0.85	$0.92	$0.07	$1.55	$1.71	$0.16
Diluted earnings per share	$0.85	$0.92	$0.07	$1.54	$1.69	$0.15

	June 30, 2018
(in millions)	Previous Revenue Standard	New Revenue Standard	Change
Assets
Other current assets	$1,861	$1,929	$68
Other assets	901	1,311	410
Liabilities and Stockholders’ Equity
Deferred revenue	$709	$722	$13
Deferred tax liabilities	3,968	4,087	119
Accumulated deficit	(14,735)	(14,389)	346

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

Index for Notes to the Condensed Consolidated Financial Statements

•
For contracts with promotional bill credits that are contingent on the customer maintaining a service contract that result in an extended service contract, a contract asset is recorded when control of the equipment transfers to the customer and is subsequently amortized as a reduction to Total service revenues in our Condensed Consolidated Statements of Comprehensive Income over the extended contract term.

See disclosures related to Contracts with Customers under the new revenue standard in Note 11 - Revenue from Contracts with Customers.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (the “new cash flow standard”). The new cash flow standard is intended to reduce current diversity in practice and provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. We adopted the new cash flow standard on January 1, 2018, which was the date it became effective for us. We have applied the new cash flow standard retrospectively to all periods presented. The new cash flow standard impacted the presentation of cash flows related to our beneficial interests in securitization transactions, which is the deferred purchase price, resulting in a reclassification of cash inflows from Operating activities to Investing activities of $1.3 billion and $882 million for the three months ended June 30, 2018 and 2017, respectively, and $2.6 billion and $2.0 billion for the six months ended June 30, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. The new cash flow standard also impacted the presentation of our cash payments for debt prepayment and debt extinguishment costs, resulting in a reclassification of cash outflows from Operating activities to Financing activities of $181 million and $159 million for the three months ended June 30, 2018 and 2017, respectively, and $212 million and $188 million for the six months ended June 30, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities,” and has since modified the standard in February 2018 with ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall” (Subtopic 825-10). The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard became effective for us, and we adopted the standard, on January 1, 2018. The standard requires the impact of adoption to be recorded to retained earnings under a modified retrospective approach. The implementation of this standard did not have a material impact on our condensed consolidated financial statements.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs. The standard became effective for us, and we adopted the standard, on January 1, 2018. The standard requires any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach. The implementation of this standard did not have a material impact on our condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and has since modified the standard in January 2018 with ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” and in July 2018 with ASU 2018-11 “Targeted Improvements” (collectively, the “new lease standard”). The new lease standard requires all lessees to report a right-of-use asset and a lease liability for most leases. The income statement recognition is similar to existing lease accounting and is based on lease classification. The new lease standard requires lessees and lessors to classify most leases using principles similar to existing lease accounting. For lessors, the new lease standard modifies the classification criteria and the accounting for sales-type and direct financing leases. We are currently evaluating the new lease standard, which will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. Our evaluation includes assessing which of our arrangements qualify as a lease, and aggregating lease data and related information as well as determining whether previous conclusions for certain transactions, such as failed sale leaseback arrangements under the previous lease standard, Leases (Topic 840), would change under the new lease standard. We plan to adopt the new lease standard when it becomes effective for us beginning January 1, 2019, and expect the adoption of the new lease standard will

Index for Notes to the Condensed Consolidated Financial Statements

result in the recognition of right-of-use assets and lease liabilities that have not previously been recorded, which will have a material impact on our condensed consolidated financial statements.

We are in the process of implementing significant new lease accounting systems, processes and internal controls over lease recognition, which will ultimately assist in the application of the new lease standard.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard will become effective for us beginning January 1, 2020, and will require a cumulative-effect adjustment to Accumulated deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). Early adoption is permitted for us as of January 1, 2019. We are currently evaluating the impact this guidance will have on our condensed consolidated financial statements and the timing of adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not have, or are not believed by management to have, a significant impact on our present or future consolidated financial statements.

Note 2 - Significant Transactions

Business Combinations

During the first half of 2018, we completed the following acquisitions which were accounted for as business combinations:

•
On January 1, 2018, we closed on our previously announced Unit Purchase Agreement to acquire the remaining equity in Iowa Wireless Services, LLC (“IWS”), a 54% owned unconsolidated subsidiary, for a purchase price of $25 million.

•	On January 22, 2018, we completed our acquisition of television innovator Layer3 TV, Inc. (“Layer3 TV”) for cash consideration of $318 million.

Proposed Sprint Transaction

On April 29, 2018, we entered into a Business Combination Agreement (the “Business Combination Agreement”) to merge with Sprint Corporation (“Sprint”).

See Note 3 - Business Combinations for further information.

Hurricane Impacts

During the first quarter of 2018, we recognized $36 million in incremental costs to maintain services in Puerto Rico related to hurricanes that occurred in 2017. Additional costs incurred during the second quarter were immaterial and are expected to be immaterial during the remainder of 2018. We received reimbursement payments from our insurance carriers for property damage of $94 million during the first quarter of 2018, previously accrued for as a receivable as of December 31, 2017, and $70 million during the second quarter of 2018. We continue to work with our insurance carriers and expect additional reimbursement related to these hurricanes in future periods.

Index for Notes to the Condensed Consolidated Financial Statements

The following table shows the hurricane impacts in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 are as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in millions, except per share amounts)	Gross	Reim- bursement	Net	Gross	Reim- bursement	Net
Increase (decrease)
Cost of services	$—	$(70)	$(70)	$36	$(70)	$(34)
Total operating expenses	$—	$(70)	$(70)	$36	$(70)	$(34)

Operating income (loss)	$—	$70	$70	$(36)	$70	$34
Net income (loss)	$—	$45	$45	$(23)	$45	$22

Earnings per share - basic	$—	$0.06	$0.06	$(0.03)	$0.06	$0.03
Earnings per share - diluted	$—	$0.06	$0.06	$(0.03)	$0.06	$0.03

Sales of Certain Receivables

In February 2018, the service receivable sale agreement was amended to extend the scheduled expiration date to March 2019. See Note 5 – Sales of Certain Receivables for further information.

Debt

During the first half of 2018, we completed significant transactions with both third parties and affiliates related to the issuance, borrowing and redemption of debt. See Note 9 - Debt for further information.

Repurchases of Common Stock

During the first half of 2018, we made additional repurchases of our common stock. Additionally, during the first quarter of 2018, Deutsche Telekom AG (“DT”), our majority stockholder and an affiliated purchaser, made additional purchases of our common stock. See Note 12 – Repurchases of Common Stock for further information.

Note 3 - Business Combinations

Proposed Sprint Transaction

On April 29, 2018, we entered into a Business Combination Agreement to merge with Sprint in an all-stock transaction at a fixed exchange ratio of 0.10256 shares of T-Mobile common stock for each share of Sprint common stock, or 9.75 shares of Sprint common stock for each share of T-Mobile common stock (the “Merger”). The combined company will be named “T-Mobile” and, as a result of the Merger, is expected to be able to rapidly launch a nationwide 5G network, accelerate innovation and increase competition in the U.S. wireless, video and broadband industries. Neither T-Mobile nor Sprint on its own could generate comparable benefits to consumers.

The Merger and the other transactions contemplated by the Business Combination Agreement (the “Transactions”)
have been approved by the boards of directors of T-Mobile and Sprint. Following the Merger, it is anticipated that Deutsche Telekom AG (“Deutsche Telekom”) and SoftBank Group Corp. (“SoftBank”) will hold, directly or indirectly, on a fully diluted basis, approximately 41.7% and 27.4%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 30.9% of the outstanding T-Mobile common stock held by other stockholders, based on closing share prices and certain other assumptions as of the date of the Business Combination Agreement.

In connection with the entry into the Business Combination Agreement, T-Mobile USA, Inc. (“T-Mobile USA”) entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018, the “Commitment Letter”), with certain financial institutions named therein that have committed to provide up to $38.0 billion in debt financing. As permitted by the terms of the Commitment Letter, on June 6, 2018, T-Mobile USA reduced the initial aggregate commitment under the Commitment Letter by $8.0 billion such that the remaining size of the commitment is currently $30.0 billion. The funding of the debt facilities provided for in the Commitment Letter is subject to the satisfaction of the conditions set forth therein, including consummation of the Merger. The proceeds of the debt financing provided for in the Commitment Letter will be used to refinance certain existing debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing working capital

Index for Notes to the Condensed Consolidated Financial Statements

needs of the combined company. In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a Financing Matters Agreement, dated as of April 29, 2018, pursuant to which DT agreed, among other things, to consent to the incurrence by T-Mobile USA of secured debt in connection with and after the consummation of the Merger. In connection with receiving the requisite consents, our upfront payment to DT was $7 million during the three months ended June 30, 2018 and was recognized as a reduction to Long-term debt to affiliates in our Condensed Consolidated Balance Sheets. See Note 9 - Debt for further information.

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement dated as of May 14, 2018 (the “Consent Solicitation Statement”), we obtained consents necessary to effect certain amendments to certain existing debt of us and our subsidiaries. In connection with receiving the requisite consents, our upfront payments to third-party Note holders were approximately $31 million during the three months ended June 30, 2018 and were recognized as a reduction to Long-term debt. We paid third party bank fees associated with obtaining the requisite consents of $6 million during the three months ended June 30, 2018, which we recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income.

Under the terms of Business Combination Agreement, Sprint may be required to reimburse us for 33% of the upfront consent and related bank fees we paid, or $14 million, if the Business Combination Agreement is terminated. We have not accrued the reimbursement of these fees as of June 30, 2018. On May 18, 2018, Sprint also obtained consents necessary to effect certain amendments to certain existing debt of it and its subsidiaries. In connection with receiving the requisite consents, Sprint’s upfront payments to third party Note holders and related bank fees were $241 million during the three months ended June 30, 2018. Under the terms of Business Combination Agreement, we may also be required to reimburse Sprint for 67% of the upfront consent and related bank fees it paid, or $161 million, if the Business Combination Agreement is terminated. We have not accrued these fees as of June 30, 2018.

For the three months and six months ended June 30, 2018, we recognized costs associated with the proposed Sprint transaction of $41 million. These costs generally included bank fees associated with obtaining the requisite consents on debt to third parties, consulting, and legal fees and were recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income.

The consummation of the transactions contemplated by the Business Combination Agreement is subject to regulatory approvals and certain other customary closing conditions. The transaction is expected to close during the first half of 2019. The Business Combination Agreement contains certain termination rights for both Sprint and us. If we terminate the Business Combination Agreement in connection with a failure to satisfy the closing condition related to specified minimum credit ratings for the combined company on the closing date of the Merger (after giving effect to the Merger) from at least two of the three credit rating agencies, then in certain circumstances, we may be required to pay Sprint an amount equal to $600 million.

On June 18, 2018, we filed the Public Interest Statement and applications for approval of our merger with Sprint with the Federal Communications Commission (“FCC”). On July 18, 2018, the FCC issued a Public Notice formally accepting our applications and establishing a period for public comment.

On July 30, 2018, we filed a registration statement on Form S-4 with the Securities and Exchange Commission related to the Merger, which is available at the T-Mobile Investor Relations website. The registration statement has not yet become effective.

Acquisition of Layer3 TV

On January 22, 2018, we completed our acquisition of television innovator Layer3 TV for cash consideration of $318 million. The consideration included a $5 million payment that was made after the closing date in the second quarter of 2018. Upon closing of the transaction, Layer3 TV became a wholly-owned consolidated subsidiary. Layer3 TV acquires and distributes digital entertainment programming primarily through the internet to residential customers, offering direct to home digital television and multi-channel video programming distribution services. This transaction represented an opportunity to acquire a complementary service to our existing wireless service to advance our video strategy.

We accounted for the purchase of Layer3 TV as a business combination. Costs related to this acquisition were immaterial to our Condensed Consolidated Statements of Comprehensive Income. The grant-date fair value of cash-based and share-based incentive compensation awards attributable to post-combination services was approximately $37 million.

Index for Notes to the Condensed Consolidated Financial Statements

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

The financial results from the acquisition of Layer3 TV since the closing date through June 30, 2018 were not material to our Condensed Consolidated Statements of Comprehensive Income.

Acquisition of Iowa Wireless

On January 1, 2018 (the “acquisition date”), we closed on our previously announced Unit Purchase Agreement to acquire the remaining equity in IWS, a 54% owned unconsolidated subsidiary, for a purchase price of $25 million. We accounted for our acquisition of IWS as a business combination.

Prior to the acquisition date, we accounted for our previously-held investment in IWS under the equity method as we had significant influence, but not control. Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. As such, we valued our previously held equity interest in IWS at $56 million as of the acquisition date and recognized a gain of $15 million.

The following table highlights the consideration transferred, the fair value of our previously held equity interest and bargain purchase:

(in millions)	January 1, 2018
Consideration transferred:
Cash paid	$25
Previously held equity interest:
Acquisition date fair value of previously held equity interest	56
Bargain purchase gain	25
Net assets acquired	$106

Index for Notes to the Condensed Consolidated Financial Statements

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

The following table shows the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed and the resultant purchase price allocation:

(in millions)	January 1, 2018
Assets acquired
Current assets
Cash and cash equivalents	$3
Accounts receivable, net	6
Equipment installment plan receivables, net	3
Inventories	1
Other current assets	2
Total current assets	15
Property and equipment, net	36
Spectrum licenses	87
Total assets acquired	$138
Liabilities assumed
Accounts payable and accrued liabilities	$6
Deferred revenue	2
Total current liabilities	8
Deferred tax liabilities	17
Other long-term liabilities	7
Total long-term liabilities	24
Net assets acquired	$106

We included both the gain on our previously held equity interest in IWS and the bargain purchase gain within Other expense, net for the six months ended June 30, 2018.

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

Index for Notes to the Condensed Consolidated Financial Statements

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	June 30, 2018	December 31, 2017
EIP receivables, gross	$3,914	$3,960
Unamortized imputed discount	(268)	(264)
EIP receivables, net of unamortized imputed discount	3,646	3,696
Allowance for credit losses	(116)	(132)
EIP receivables, net	$3,530	$3,564

Classified on the balance sheet as:
Equipment installment plan receivables, net	$2,308	$2,290
Equipment installment plan receivables due after one year, net	1,222	1,274
EIP receivables, net	$3,530	$3,564

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

The EIP receivables had weighted average effective imputed interest rates of 10.1% and 9.6% as of June 30, 2018 and December 31, 2017, respectively.

Activity for the six months ended June 30, 2018 and 2017, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivable segments were as follows:

	June 30, 2018			June 30, 2017
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$86	$396	$482	$102	$316	$418
Bad debt expense	25	103	128	56	119	175
Write-offs, net of recoveries	(41)	(119)	(160)	(75)	(137)	(212)
Change in imputed discount on short-term and long-term EIP receivables	N/A	102	102	N/A	121	121
Impact on the imputed discount from sales of EIP receivables	N/A	(98)	(98)	N/A	(85)	(85)
Allowance for credit losses and imputed discount, end of period	$70	$384	$454	$83	$334	$417

Management considers the aging of receivables to be an important credit indicator. The following table provides delinquency status for the unpaid principal balance for receivables within the EIP portfolio segment, which we actively monitor as part of our current credit risk management practices and policies:

	June 30, 2018			December 31, 2017
(in millions)	Prime	Subprime	Total EIP Receivables, gross	Prime	Subprime	Total EIP Receivables, gross
Current - 30 days past due	$1,630	$2,204	$3,834	$1,727	$2,133	$3,860
31 - 60 days past due	12	27	39	17	29	46
61 - 90 days past due	5	14	19	6	16	22
More than 90 days past due	6	16	22	8	24	32
Total receivables, gross	$1,653	$2,261	$3,914	$1,758	$2,202	$3,960

Index for Notes to the Condensed Consolidated Financial Statements

Note 5 – Sales of Certain Receivables

We have entered into transactions to sell certain service and EIP accounts receivable. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of Service Receivables

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis and in November 2016, the arrangement was amended to increase the maximum funding commitment to $950 million (the “service receivable sale arrangement”) and extend the scheduled expiration date to March 2018. In February 2018, the service receivable sale arrangement was again amended to extend the scheduled expiration date to March 2019. In April 2018, the service receivable sale arrangement was again amended to update certain terms and covenants contained therein to make them consistent with analogous terms and covenants in documents of our other financing arrangements. As of June 30, 2018 and December 31, 2017, the service receivable sale arrangement provided funding of $818 million and $880 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

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

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to our variable interest in the Service VIE:

(in millions)	June 30, 2018	December 31, 2017
Other current assets	$287	$236
Accounts payable and accrued liabilities	10	25
Other current liabilities	159	180

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivable on a revolving basis and in August 2017, the EIP sale arrangement was amended to reduce the maximum funding commitment to $1.2 billion (the “EIP sale arrangement”) and extend the scheduled expiration date to November 2018. In December 2017, the EIP sale arrangement was again amended

Index for Notes to the Condensed Consolidated Financial Statements

to increase the maximum funding commitment to $1.3 billion. In April 2018, the EIP sale arrangement was again amended to update certain terms and covenants contained therein to make them consistent with analogous terms and covenants in the documentation of our other financing arrangements. As of both June 30, 2018 and December 31, 2017, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis. The receivables consist of customer EIP balances, which require monthly customer payments for up to 24 months.

In connection with this EIP sale arrangement, we formed a wholly-owned subsidiary, which qualifies as a bankruptcy remote entity (the “EIP BRE”). Pursuant to the EIP sale arrangement, our wholly-owned subsidiary transfers selected receivables to the EIP BRE. The EIP BRE then sells the receivables to a non-consolidated and unaffiliated third-party entity for which we do not exercise any level of control, nor does the third-party entity qualify as a VIE.

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

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to the EIP BRE:

(in millions)	June 30, 2018	December 31, 2017
Other current assets	$394	$403
Other assets	99	109
Other long-term liabilities	20	3

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

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of June 30, 2018 and December 31, 2017, our deferred purchase price related to the sales of service receivables and EIP receivables was $778 million and $745 million, respectively.

Index for Notes to the Condensed Consolidated Financial Statements

The following table summarizes the impacts of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2018	December 31, 2017
Derecognized net service receivables and EIP receivables	$2,679	$2,725
Other current assets	681	639
of which, deferred purchase price	679	636
Other long-term assets	99	109
of which, deferred purchase price	99	109
Accounts payable and accrued liabilities	10	25
Other current liabilities	159	180
Other long-term liabilities	20	3
Net cash proceeds since inception	1,933	2,058
Of which:
Change in net cash proceeds during the year-to-date period	(125)	28
Net cash proceeds funded by reinvested collections	2,058	2,030

We recognized losses from sales of receivables of $28 million and $80 million for the three months ended June 30, 2018 and 2017, respectively, and $80 million and $175 million for the six months ended June 30, 2018 and 2017, respectively. These losses from sales of receivables were recognized in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. Losses from sales of receivables include adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price.

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

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.3 billion as of June 30, 2018. The maximum exposure to loss, which is a required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery. As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of our expected loss.

Note 6 - Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2018, are as follows:

(in millions)	Goodwill
Historical goodwill	$12,449
Accumulated impairment losses at December 31, 2017	(10,766)
Balance as of December 31, 2017	1,683
Goodwill from acquisition of Layer3 TV	218
Balance as of June 30, 2018	$1,901
Accumulated impairment losses at June 30, 2018	$(10,766)

On January 22, 2018, we completed our acquisition of television innovator Layer3 TV. This purchase was accounted for as a business combination resulting in $218 million in goodwill. Layer3 TV is a separate reporting unit and the acquired goodwill will be tested for impairment at this level. See Note 3 - Business Combinations for additional information.

Note 7 – Spectrum License Transactions

The following table summarizes our spectrum license activity for the six months ended June 30, 2018:

(in millions)	Spectrum Licenses
Balance at December 31, 2017	$35,366
Spectrum license acquisitions	136
Costs to clear spectrum	30
Balance at June 30, 2018	$35,532

We had the following spectrum license transactions in the six months ended June 30, 2018:

•
We recorded spectrum licenses received as part of our acquisition of the remaining equity interest in IWS at their estimated fair value of approximately $87 million. See Note 3 - Business Combinations for further information.

•
We closed on multiple spectrum purchase agreements in which we acquired total spectrum licenses of approximately $49 million for cash consideration. No gains or losses were recognized on the spectrum license purchases.

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

The carrying amounts and fair values of our assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	June 30, 2018		December 31, 2017
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Deferred purchase price assets	3	$778	$778	$745	$745

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates, Incremental Term Loan Facility to affiliates, and Senior Reset Notes to affiliates. The fair value estimates were based on information available as of June 30, 2018 and December 31, 2017. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Index for Notes to the Condensed Consolidated Financial Statements

The carrying amounts and fair values of our short-term and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	June 30, 2018		December 31, 2017
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$10,947	$11,159	$11,910	$12,540
Senior Notes to affiliates	2	9,983	10,015	7,486	7,852
Incremental Term Loan Facility to affiliates	2	4,000	3,973	4,000	4,020
Senior Reset Notes to affiliates	2	598	658	3,100	3,260

Note 9 – Debt

Activity for the six months ended June 30, 2018, related to our debt was as follows:

(in millions)	December 31, 2017	Proceeds from Issuances and Borrowings (1)(3)	Note Redemptions(1)(3)	Repayments	Reclassifications (1)	Consent Fees	Other (2)	June 30, 2018
Short-term debt	$1,612	$—	$(3,424)	$—	$2,425	$—	$391	$1,004
Long-term debt	12,121	2,494	—	—	(2,425)	(31)	(94)	12,065
Total debt to third parties	13,733	2,494	(3,424)	—	—	(31)	297	13,069
Short-term debt to affiliates	—	4,240	—	(3,920)	—	—	—	320
Long-term debt to affiliates	14,586	—	—	—	—	(7)	2	14,581
Total debt to affiliates	14,586	4,240	—	(3,920)	—	(7)	2	14,901
Total debt	$28,319	$6,734	$(3,424)	$(3,920)	$—	$(38)	$299	$27,970

(1)
Issuances and borrowings, note redemptions, and reclassifications are recorded net of related issuance costs, discounts, and premiums. Issuances and borrowings and repayments for Short-term debt to affiliates represent net outstanding borrowings and net repayments on our revolving credit facility.

(2)
Other includes: $300 million of issuances of short-term debt related to vendor financing arrangements, of which $291 million related to financing of property and equipment. During the six months ended June 30, 2018, we did not have any repayments under the vendor financing arrangements. Vendor financing arrangements are included in Short-term debt within Total current liabilities in our Condensed Consolidated Balance Sheets. Other also includes capital leases and the amortization of issuance costs, discounts, premiums, and consent fees. Capital lease liabilities totaled $1.8 billion at both June 30, 2018 and December 31, 2017.

(3)
Through net settlement on April 30, 2018, we issued to DT a total of $2.5 billion in aggregate principal amount of New DT Notes (as defined below) and redeemed $1.25 billion in aggregate principal amount of 8.097% Senior Reset Notes due 2021 and $1.25 billion in aggregate principal amount of 8.195% Senior Reset Notes due 2022 (collectively, the “DT Senior Reset Notes”) held by DT.

Debt to Third Parties

During the six months ended June 30, 2018, we issued the following Senior Notes:

(in millions)	Principal Issuances	Issuance Costs	Net Proceeds from Issuance of Long-Term Debt	Issue Date
4.500% Senior Notes due 2026	$1,000	$2	$998	January 25, 2018
4.750% Senior Notes due 2028	1,500	4	1,496	January 25, 2018
Total of Senior Notes issued	$2,500	$6	$2,494

We used the net proceeds of $2.494 billion from the public debt issuance in January 2018 to redeem our $1.750 billion of 6.625% Senior Notes due 2023 on April 1, 2018, and to redeem our $600 million of 6.836% Senior Notes due 2023 on April 28, 2018, as further discussed below, and for general corporate purposes, including the partial repayment of borrowings under our revolving credit facility with DT.

Index for Notes to the Condensed Consolidated Financial Statements

During the six months ended June 30, 2018, we made the following note redemptions:

(in millions)	Principal Amount	Write-off of Premiums, Discounts and Issuance Costs (1)	Call Penalties (1) (2)	Redemption Date	Redemption Price
6.125% Senior Notes due 2022	$1,000	$1	$31	January 15, 2018	103.063%
6.625% Senior Notes due 2023	1,750	(75)	58	April 1, 2018	103.313%
6.836% Senior Notes due 2023	600	—	21	April 28, 2018	103.418%

(1)
Write-off of premiums, discounts, issuance costs and call penalties are included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income. Write-off of premiums, discounts and issuance costs are included in Losses on redemption of debt within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

(2)	The call penalty is the excess paid over the principal amount. Call penalties are included within Net cash used in financing activities in our Condensed Consolidated Statements of Cash Flows.

Debt to Affiliates

On April 30, 2018, DT purchased (i) $1.0 billion in aggregate principal amount of 4.500% Senior Notes due 2026 and (ii) $1.5 billion in aggregate principal amount of 4.750% Senior Notes due 2028 directly from T-Mobile USA and certain of its affiliates, as guarantors, with no underwriting discount (the “New DT Notes”).

We used the net proceeds of $2.5 billion from the transaction to refinance existing indebtedness to DT as follows:

(in millions)	Principal Amount	Write -off of Embedded Derivatives (1)	Other (2)	Redemption Date	Redemption Price
8.097% Senior Reset Notes due 2021	$1,250	$(8)	$51	April 28, 2018	104.0485%
8.195% Senior Reset Notes due 2022	1,250	(8)	51	April 28, 2018	104.0975%

(1)
Certain components of the reset features were required to be bifurcated from the DT Senior Reset Notes and separately accounted for as embedded derivative instruments. Write-off of embedded derivatives are included in Losses on redemption of debt within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

(2)
Cash for the premium portion of the redemption price set forth in the indenture governing the DT Senior Reset Notes, plus accrued but unpaid interest on the DT Senior Reset Notes to, but not including, the exchange date.

Incremental Term Loan Facility

In March 2018, we amended the terms of the Incremental Term Loan Facility. Following this amendment, the applicable margin payable on LIBOR indexed loans is 1.50% under the $2.0 billion Incremental Term Loan Facility maturing on November 9, 2022 and 1.75% under the $2.0 billion Incremental Term Loan Facility maturing on January 31, 2024. The amendment also modified the Incremental Term Loan Facility to (i) include a soft-call prepayment premium of 1.00% of the outstanding principal amount of the loans under the Incremental Term Loan Facility payable to DT upon certain refinancing of such loans by us with lower priced debt prior to a date that is six months after March 29, 2018 and (ii) update certain covenants and other provisions to make them substantially consistent, subject to certain additional carve outs, with our most recently publicly issued notes. No issuance fees were incurred related to this debt agreement for the three and six months ended June 30, 2018.

Revolving Credit Facility

In January 2018, we utilized proceeds under our revolving credit facility with DT to redeem $1.0 billion in aggregate principal amount of our 6.125% Senior Notes due 2022 and for general corporate purposes. On January 29, 2018, the proceeds utilized under our revolving credit facility with DT were repaid. The proceeds and borrowings from the revolving credit facility are presented in Proceeds from borrowing on revolving credit facility and Repayments of revolving credit facility within Net cash used in financing activities in our Condensed Consolidated Statements of Cash Flows. As of June 30, 2018, there was $320 million in outstanding borrowings under the revolving credit facility. As of December 31, 2017, there were no outstanding borrowings under the revolving credit facility.

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

Commitment Letter

In connection with the entry into the Business Combination Agreement, T-Mobile USA entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018, the “Commitment Letter”), with certain financial institutions named therein that have committed to provide up to $38.0 billion in secured and unsecured debt financing, including a $4.0 billion secured revolving credit facility, a $7.0 billion secured term loan facility, a $19.0 billion secured bridge loan facility and an $8.0 billion unsecured bridge loan facility. Following the receipt of the debt consents described below, as permitted by the terms of the commitment letter, on May 22, 2018, T-Mobile USA reallocated the entire $8.0 billion unsecured bridge loan facility to be part of the secured bridge loan facility, increasing the size of the secured bridge loan facility to $27.0 billion, and subsequently on June 6, 2018, reduced the commitments under the secured bridge facility by $8.0 billion, such that the remaining size of the secured bridge facility is currently $19.0 billion and total committed financing is currently $30.0 billion. The funding of the debt facilities provided for in the Commitment Letter is subject to the satisfaction of the conditions set forth therein, including consummation of the proposed Merger. The proceeds of the debt financing provided for in the Commitment Letter will be used to refinance certain existing debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing working capital needs of the combined company.

Financing Matters Agreement

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a Financing Matters Agreement, dated as of April 29, 2018 (the “Financing Matters Agreement”). Pursuant to the Financing Matters Agreement, DT agreed, among other things, to consent to the incurrence by T-Mobile USA of secured debt in connection with and after the consummation of the Merger, and to provide a lock up on sales thereby as to certain senior notes of T-Mobile USA held thereby. In addition, T-Mobile USA agreed, among other things, to repay and terminate, upon closing of the Merger, the Incremental Term Loan Facility and the revolving credit facility of T-Mobile USA which are provided by DT, as well as $2.0 billion of T-Mobile USA’s 5.300% senior notes due 2021 and $2.0 billion of T-Mobile USA’s 6.000% senior notes due 2024. In addition, T-Mobile USA and DT agreed, upon closing of the Merger, to amend the $1.25 billion of T-Mobile USA’s 5.125% senior notes due 2025 and $1.25 billion of T-Mobile USA’s 5.375% senior notes due 2027 to change the maturity dates thereof to April 15, 2021 and April 15, 2022, respectively. In connection with receiving the requisite consents, our upfront payment to DT was $7 million during the three months ended June 30, 2018 and was recognized as a reduction to Long-term debt to affiliates in our Condensed Consolidated Balance Sheets. If the Business Combination is consummated, we will make additional payments for requisite consents to DT of $20 million. We have not accrued these additional payments as of June 30, 2018.

Consents on Debt to Third-Parties

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement, we obtained consents necessary to effect certain amendments to our Senior Notes to third parties in connection with the Business Combination Agreement. Pursuant to the Consent Solicitation Statement, third party Notes holders agreed, among other things, to consent to increasing the amount of Secured Indebtedness under Credit Facilities that can be incurred from the greater of $9 billion and 150% of Consolidated Cash Flow to the greater of $9 billion and an amount that would not cause the Secured Debt to Cash Flow Ratio (calculated net of cash and cash equivalents) to exceed 2.00x (the “Ratio Secured Debt Proposed Amendments”) and in each case as such capitalized term is defined in the Indenture. In connection with receiving the requisite consents for the Ratio Secured Debt Proposed Amendments, our upfront payments to third party Note holders were $17 million during the three months ended June 30, 2018, and were recognized as a reduction to Long-term debt in our Condensed Consolidated Balance Sheets. These upfront payments increased the effective interest rate of the related debt.

In addition, Note holders agreed, among other things, to allow certain entities related to Sprint’s existing spectrum securitization notes program (“Existing Sprint Spectrum Program”) to be non-guarantor Restricted Subsidiaries, provided that the principal amount of the spectrum notes issued and outstanding under the Existing Sprint Spectrum Program does not exceed $7.0 billion and that the principal amount of such spectrum notes reduces the amount available under the Credit Facilities ratio basket, and to revise the definition of GAAP to mean generally accepted accounting principles in effect from time to time, unless the Company elects to “freeze” GAAP as of any date, and to exclude the effect of the changes in the accounting treatment of lease obligations (the “Existing Sprint Spectrum and GAAP Proposed Amendments,” and together with the Ratio Secured Debt Proposed Amendments, the “Proposed Amendments”). In connection with receiving the requisite consents for the Existing Sprint Spectrum and GAAP Proposed Amendments, our upfront payments to third party Note holders were $14

Index for Notes to the Condensed Consolidated Financial Statements

million during the three months ended June 30, 2018, and were recognized as a reduction to Long-term debt in our Condensed Consolidated Balance Sheets. These upfront payments increased the effective interest rate of the related debt.

In connection with obtaining the requisite consents, on May 20, 2018, T-Mobile USA, the guarantors and Deutsche Bank Trust Company Americas, as trustee, executed and delivered the 37th supplemental indenture to the Indenture, pursuant to which, with respect to each of the Notes, the Proposed Amendments will become effective immediately prior to the consummation of the Business Combination with Sprint.

We paid third party bank fees associated with obtaining the requisite consents related to the Proposed Amendments of $6 million during the three months ended June 30, 2018, which we recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income. If the Business Combination is consummated, we will make additional payments to third party Note holders for requisite consents related to the Ratio Secured Debt Proposed Amendments of up to $54 million and additional payments to third party Note holders for requisite consents related to the Existing Sprint Spectrum and GAAP Proposed Amendments of up to $41 million. We have not accrued these payments as of June 30, 2018.

Note 10 - Employee Compensation and Benefit Plans

On June 13, 2018, our stockholders approved an amendment to the 2013 Omnibus Incentive Plan (as amended, the “Plan”) which increased the number of shares authorized for issuance under the Plan by 18,500,000 shares, and on June 18, 2018, we filed a Form S-8 to register a total of 19,345,005 shares of common stock pursuant to the Plan, representing those covered by the amendment and certain other predecessor plans.

During the six months ended June 30, 2018, we granted or assumed an aggregate of 5,766,642 restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to eligible employees, certain non-employee directors, and eligible key executives, which primarily included annual awards.

During the six months ended June 30, 2018, we granted an aggregate of 3,168,197 performance-based restricted stock units (“PRSUs”) to eligible key executives, which primarily included annual awards. In addition, in connection with the entry into a Business Combination Agreement to merge with Sprint, in April 2018 we granted an aggregate of 1,210,710 PRSUs to certain executive officers.

As discussed in Note 3 - Business Combinations, in January 2018, we completed our acquisition of Layer3 TV. The grant-date fair value of share-based incentive compensation awards attributable to post-combination services was approximately $30 million.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares, per share and contractual life amounts)	2018	2017	2018	2017
Stock-based compensation expense	$112	$72	$209	$139
Income tax benefit related to stock-based compensation	$22	$16	$42	$32
Weighted average fair value per stock award granted	$72.32	$63.94	$61.86	$63.24
Unrecognized compensation expense	$712	$478	$712	$478
Weighted average period to be recognized (years)	2.1	1.9	2.1	1.9
Fair value of stock awards vested	$30	$12	$267	$295

Restricted Stock Units and Restricted Stock Awards

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2017	12,061,608	$50.69	1.1	$766
Granted	5,766,642	59.91
Vested	3,448,666	45.03
Forfeited	450,845	56.39
Nonvested, June 30, 2018	13,928,739	55.94	1.2	832

Index for Notes to the Condensed Consolidated Financial Statements

Performance-Based Restricted Stock Units

(in millions, except shares, per share and contractual life amounts)	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2017	1,633,935	$48.06	1.1	$104
Granted	3,168,197	65.97
Vested	1,006,769	36.47
Forfeited	11,580	66.32
Nonvested, June 30, 2018	3,783,783	62.62	1.9	226
PRSUs included in the table above are shown at target. Share payout can range from 0 to 200% based on different performance outcomes.

Note 11 - Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communication services to three primary categories of customers:

•
Branded postpaid customers generally include customers that are qualified to pay after receiving wireless communication services utilizing phones, mobile broadband devices (including tablets), DIGITS, SyncUP DRIVETM or other devices including wearables;

•	Branded prepaid customers generally include customers who pay for wireless communication services in advance. Our branded prepaid customers include customers of T-Mobile and MetroPCS; and

•	Wholesale customers include Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers that operate on our network, but are managed by wholesale partners.

Branded postpaid service revenues, including branded postpaid phone revenues and branded postpaid other revenues, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Branded postpaid service revenues
Branded postpaid phone revenues	$4,892	$4,565	$9,703	$9,065
Branded postpaid other revenues	272	255	531	480
Total branded postpaid service revenues	$5,164	$4,820	$10,234	$9,545

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

Equipment revenues from the lease of mobile communication devices and accessories were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Equipment revenues from the lease of mobile communication devices and accessories	$177	$234	$348	$558

Index for Notes to the Condensed Consolidated Financial Statements

Contract Balances

The opening and closing balances of our contract asset and contract liability balances from contracts with customers as of January 1, 2018 and June 30, 2018, were as follows:

(in millions)	Contract Assets Included in Other Current Assets	Contract Liabilities Included in Deferred Revenue
Balance as of January 1, 2018	$140	$718
Balance as of June 30, 2018	69	677
Change	$(71)	$(41)

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract. The change in the contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment which is recognized as bad debt expense.

Contract liabilities are recorded when fees are collected or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities is primarily related to customer activity associated with our prepaid plans including the receipt of cash payments and the satisfaction of our performance obligations.

Revenues for the three and six months ended June 30, 2018, include the following:

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Amounts included in the January 1, 2018 contract liability balance	$31	$559
Amounts associated with performance obligations satisfied in previous periods	11	11

Remaining Performance Obligations

As of June 30, 2018, the aggregate amount of transaction price allocated to remaining service performance obligations for branded postpaid contracts is $525 million. We expect to recognize this revenue as service is provided over the next 24 months.

Certain of our wholesale, roaming and other service contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of June 30, 2018, the aggregate amount of the contractual minimum consideration allocated to remaining service performance obligations for wholesale, roaming and other service contracts is $513 million, $983 million and $783 million for 2018, 2019 and 2020 and beyond, respectively. These contracts have a remaining duration of less than one year to seven years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of monthly service contracts. The aggregate amount of the transaction price allocated to remaining service performance obligations includes the estimated amount to be invoiced to the customer.

Contract Costs

The total deferred incremental costs to obtain contracts balance as of June 30, 2018 was $410 million. Deferred contract costs incurred to obtain postpaid service contracts have an average amortization period of approximately 24 months. The amortization period is monitored every period to reflect any significant change in assumptions. Amortization of deferred contract costs was $57 million and $92 million for the three and six months ended June 30, 2018, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and six months ended June 30, 2018.

Index for Notes to the Condensed Consolidated Financial Statements

Note 12 – Repurchases of Common Stock

2017 Stock Repurchase Program

On December 6, 2017, our Board of Directors authorized a stock repurchase program for up to $1.5 billion of our common stock through December 31, 2018 (the “2017 Stock Repurchase Program”). During the three and six months ended June 30, 2018, we repurchased an additional 6.2 million and 16.7 million shares of our common stock, respectively, for $388 million and $1.1 billion, respectively. From the inception of the 2017 Stock Repurchase Program through April 27, 2018, we repurchased 23.7 million shares of our common stock at an average price per share of $63.07 for a total purchase price of $1.5 billion. Repurchased shares are retired. The 2017 Stock Repurchase Program completed on April 29, 2018.

2018 Stock Repurchase Program

On April 27, 2018, our Board of Directors authorized an increase in the total stock repurchase program to $9.0 billion, consisting of the $1.5 billion in repurchases previously completed and for up to an additional $7.5 billion of repurchases of our common stock, allocated as up to $500 million of shares of common stock through December 31, 2018, up to $3.0 billion of shares of common stock for the year ending December 31, 2019 and up to $4.0 billion of shares of common stock for the year ending December 31, 2020, with any authorized but unutilized repurchase capacity for any of the foregoing periods increasing the authorized repurchase capacity for the succeeding period by the amount of such unutilized repurchase capacity. The additional $7.5 billion repurchase authorization is contingent upon the termination of the Business Combination Agreement and the abandonment of the transactions contemplated under the Business Combination Agreement.

Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. Repurchased shares are retired.

Stock Purchases by Affiliate

In the first quarter of 2018, DT, our majority stockholder and an affiliated purchaser, purchased 3.3 million additional shares of our common stock at an aggregate market value of $200 million in the public market or from other parties, in accordance with the rules of the SEC and other applicable legal requirements. There were no purchases in the second quarter of 2018. We did not receive proceeds from these purchases.

Index for Notes to the Condensed Consolidated Financial Statements

Note 13 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2018	2017	2018	2017
Net income	$782	$581	$1,453	$1,279
Less: Dividends on mandatory convertible preferred stock	—	(14)	—	(28)
Net income attributable to common stockholders - basic	782	567	1,453	1,251
Add: Dividends related to mandatory convertible preferred stock	—	14	—	28
Net income attributable to common stockholders - diluted	$782	$581	$1,453	$1,279

Weighted average shares outstanding - basic	847,660,488	830,971,528	851,420,686	829,356,255
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	4,380,182	7,247,653	7,308,146	9,260,131
Mandatory convertible preferred stock	—	32,238,000	—	32,238,000
Weighted average shares outstanding - diluted	852,040,670	870,457,181	858,728,832	870,854,386

Earnings per share - basic	$0.92	$0.68	$1.71	$1.51
Earnings per share - diluted	$0.92	$0.67	$1.69	$1.47

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	797,948	48,397	487,133	71,734

As of June 30, 2018, we had authorized 100 million shares of 5.50% mandatory convertible preferred stock series A, with a par value of $0.00001 per share. There were zero and 20 million preferred shares outstanding as of June 30, 2018 and June 30, 2017, respectively.

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

Note 14 – Commitments and Contingencies

Commitments

Operating Leases

We have non-cancellable operating leases for cell sites, switch sites, retail stores and office facilities with contractual terms expiring through 2028. The majority of cell site leases have an initial non-cancelable term of five to ten years with several renewal options. In addition, we have operating leases for dedicated transportation lines with varying expiration terms through 2024. Our commitments under these leases are approximately $2.5 billion for the year ended June 30, 2019, $4.3 billion in total for the years ended June 30, 2020 and 2021, $2.8 billion in total for the years ended June 30, 2022 and 2023 and $2.8 billion in total for years thereafter.

In February 2018, we extended the leases related to our corporate headquarters facility. These agreements increased our minimum lease payments by approximately $400 million in the aggregate.

In February 2018, we amended an agreement related to the lease of certain wireless communication tower sites. This agreement increased our minimum lease payments by approximately $385 million in the aggregate.

Index for Notes to the Condensed Consolidated Financial Statements

Purchase Commitments

We have commitments for non-dedicated transportation lines with varying expiration terms through 2029. In addition, we have commitments to purchase spectrum licenses, wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2028. These amounts are not reflective of our entire anticipated purchases under the related agreements, but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

We have contractual obligations to purchase certain goods and services from various other parties. Our purchase obligations are approximately $2.2 billion for the year ended June 30, 2019, $2.5 billion in total for the years ended June 30, 2020 and 2021, $1.6 billion in total for the years ended June 30, 2022 and 2023 and $1.1 billion in total for the years thereafter.

In June 2018, we entered into an agreement for the purchase of network equipment totaling approximately $3.5 billion. Based on unavoidable spend, the minimum commitment under this agreement is $175 million as of June 30, 2018.

Renewable Energy Purchase Agreements

In June 2018, T-Mobile USA entered into a renewable energy purchase agreement (the “REPA”) with a third party. The REPA is based on the expected operation of a wind energy-generating facility located in Illinois and will remain in effect until the fifteenth anniversary of the facility’s entry into commercial operation. Commercial operation of the facility is expected to occur by the end of 2020. The REPA consists of two components: (1) an energy forward agreement that is net settled based on energy prices and the energy output generated by the facility and (2) a commitment to purchase environmental attributes (“EACs”) in the same amount as the energy output generated by the facility. T-Mobile USA will net settle the forward agreement and acquire the EACs monthly by paying, or receiving, an aggregate net payment based on two variables (1) the facility’s energy output, which has an estimated maximum capacity of approximately 150 megawatts and (2) the difference between (a) an initial fixed price, subject to annual escalation, and (b) current local marginal energy prices during the monthly settlement period. We have determined that the REPA does not meet the definition of a derivative because the expected energy output of the facility may not be reliably estimated (the arrangement lacks a notional amount). The REPA does not contain any unconditional purchase obligations because amounts under the agreement are not fixed and determinable. Our participation in the REPA did not require an upfront investment or capital commitment. We do not control the activities that most significantly impact the energy-generating facility nor do we receive specific energy output from it. No amounts were settled under the REPA during the six months ended June 30, 2018.

Contingencies and Litigation

Litigation Matters

We are involved in various lawsuits and disputes, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce FCC rules and regulations. The Litigation Matters described above have progressed to various stages and some of them may proceed to trial, arbitration, hearing or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months, if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate, which is reflected in the condensed consolidated financial statements but that we do not consider, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including but not limited to: uncertainty concerning legal theories and their resolution by courts or regulators; uncertain damage theories and demands; and a less than fully developed factual record. While we do not expect that the ultimate resolution of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, an unfavorable outcome of some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

Index for Notes to the Condensed Consolidated Financial Statements

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

During the preparation of the condensed consolidating financial information of T-Mobile US, Inc. and Subsidiaries for the year ended December 31, 2017, it was determined that certain intercompany advances were misclassified in Net cash provided by (used in) operating activities and Net cash provided by (used in) financing activities in the Condensed Consolidating Statement of Cash Flows Information for the three and six months ended June 30, 2017, as filed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. We have revised the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries columns of the Condensed Consolidating Statement of Cash Flows Information to reclassify Intercompany advances, net from Net cash provided by (used in) operating activities to Net cash provided by (used in) financing activities. The impacts to the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries columns for the three months ended June 30, 2017 were $9.0 billion, $9.0 billion and $5 million, respectively and for the six months ended June 30, 2017 were $13.9 billion, $14.0 billion and $16 million, respectively. The revisions, which we have determined are not material, are eliminated upon consolidation and have no impact on our Condensed Consolidating Statement of Cash Flows Information.

Presented below is the condensed consolidating financial information as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017.

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet Information
June 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1	$3	$163	$48	$—	$215
Accounts receivable, net	—	—	1,411	219	—	1,630
Equipment installment plan receivables, net	—	—	2,308	—	—	2,308
Accounts receivable from affiliates	—	—	11	—	—	11
Inventories	—	—	998	—	—	998
Other current assets	—	—	1,242	687	—	1,929
Total current assets	1	3	6,133	954	—	7,091
Property and equipment, net (1)	—	—	22,061	314	—	22,375
Goodwill	—	—	1,683	218	—	1,901
Spectrum licenses	—	—	35,532	—	—	35,532
Other intangible assets, net	—	—	169	91	—	260
Investments in subsidiaries, net	24,212	43,582	—	—	(67,794)	—
Intercompany receivables and note receivables	—	7,188	—	—	(7,188)	—
Equipment installment plan receivables due after one year, net	—	—	1,222	—	—	1,222
Other assets	—	6	1,220	237	(152)	1,311
Total assets	$24,213	$50,779	$68,020	$1,814	$(75,134)	$69,692
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$232	$6,166	$288	$—	$6,686
Payables to affiliates	—	158	32	—	—	190
Short-term debt	—	300	703	1	—	1,004
Short-term debt to affiliates	—	320	—	—	—	320
Deferred revenue	—	—	722	—	—	722
Other current liabilities	—	—	175	184	—	359
Total current liabilities	—	1,010	7,798	473	—	9,281
Long-term debt	—	10,947	1,118	—	—	12,065
Long-term debt to affiliates	—	14,581	—	—	—	14,581
Tower obligations (1)	—	—	389	2,185	—	2,574
Deferred tax liabilities	—	—	4,239	—	(152)	4,087
Deferred rent expense	—	—	2,746	—	—	2,746
Negative carrying value of subsidiaries, net	—	—	620	—	(620)	—
Intercompany payables and debt	823	—	6,087	278	(7,188)	—
Other long-term liabilities	—	29	919	20	—	968
Total long-term liabilities	823	25,557	16,118	2,483	(7,960)	37,021
Total stockholders' equity (deficit)	23,390	24,212	44,104	(1,142)	(67,174)	23,390
Total liabilities and stockholders' equity	$24,213	$50,779	$68,020	$1,814	$(75,134)	$69,692

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

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended June 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$7,609	$551	$(229)	$7,931
Equipment revenues	—	—	2,370	1	(46)	2,325
Other revenues	—	2	267	55	(9)	315
Total revenues	—	2	10,246	607	(284)	10,571
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,522	8	—	1,530
Cost of equipment sales	—	—	2,556	262	(46)	2,772
Selling, general and administrative	—	6	3,201	216	(238)	3,185
Depreciation and amortization	—	—	1,611	23	—	1,634
Total operating expense	—	6	8,890	509	(284)	9,121
Operating (loss) income	—	(4)	1,356	98	—	1,450
Other income (expense)
Interest expense	—	(120)	(28)	(48)	—	(196)
Interest expense to affiliates	—	(129)	(4)	—	5	(128)
Interest income	—	6	4	1	(5)	6
Other expense, net	—	(59)	(5)	—	—	(64)
Total other expense, net	—	(302)	(33)	(47)	—	(382)
Income (loss) before income taxes	—	(306)	1,323	51	—	1,068
Income tax expense	—	—	(277)	(9)	—	(286)
Earnings of subsidiaries	782	1,088	23	—	(1,893)	—
Net income	$782	$782	$1,069	$42	$(1,893)	$782

Net income	$782	$782	$1,069	$42	$(1,893)	$782
Other comprehensive income, net of tax
Other comprehensive income, net of tax	3	3	3	—	(6)	3
Total comprehensive income	$785	$785	$1,072	$42	$(1,899)	$785

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

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Six Months Ended June 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$15,096	$1,091	$(450)	$15,737
Equipment revenues	—	—	4,777	1	(100)	4,678
Other revenues	—	3	516	110	(18)	611
Total revenues	—	3	20,389	1,202	(568)	21,026
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	3,102	17	—	3,119
Cost of equipment sales	—	—	5,220	498	(101)	5,617
Selling, general and administrative	—	6	6,358	452	(467)	6,349
Depreciation and amortization	—	—	3,165	44	—	3,209
Total operating expense	—	6	17,845	1,011	(568)	18,294
Operating (loss) income	—	(3)	2,544	191	—	2,732
Other income (expense)
Interest expense	—	(294)	(57)	(96)	—	(447)
Interest expense to affiliates	—	(295)	(9)	—	10	(294)
Interest income	—	12	9	1	(10)	12
Other (expense) income, net	—	(91)	37	—	—	(54)
Total other (expense) income, net	—	(668)	(20)	(95)	—	(783)
Income (loss) before income taxes	—	(671)	2,524	96	—	1,949
Income tax expense	—	—	(476)	(20)	—	(496)
Earnings of subsidiaries	1,453	2,124	17	—	(3,594)	—
Net income	$1,453	$1,453	$2,065	$76	$(3,594)	$1,453

Net income	$1,453	$1,453	$2,065	$76	$(3,594)	$1,453
Other comprehensive income, net of tax
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	$1,453	$1,453	$2,065	$76	$(3,594)	$1,453

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Six Months Ended June 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$14,145	$1,053	$(424)	$14,774
Equipment revenues	—	—	4,718	—	(169)	4,549
Other revenues	—	—	410	103	(10)	503
Total revenues	—	—	19,273	1,156	(603)	19,826
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	2,914	12	—	2,926
Cost of equipment sales	—	—	5,204	497	(169)	5,532
Selling, general and administrative	—	—	5,861	443	(434)	5,870
Depreciation and amortization	—	—	3,047	36	—	3,083
Gains on disposal of spectrum licenses	—	—	(38)	—	—	(38)
Total operating expenses	—	—	16,988	988	(603)	17,373
Operating income	—	—	2,285	168	—	2,453
Other income (expense)
Interest expense	—	(458)	(50)	(96)	—	(604)
Interest expense to affiliates	—	(231)	(12)	—	12	(231)
Interest income	—	17	8	—	(12)	13
Other income (expense), net	—	(88)	(2)	—	—	(90)
Total other expense, net	—	(760)	(56)	(96)	—	(912)
Income (loss) before income taxes	—	(760)	2,229	72	—	1,541
Income tax expense	—	—	(237)	(25)	—	(262)
Earnings (loss) of subsidiaries	1,279	2,039	(17)	—	(3,301)	—
Net income	1,279	1,279	1,975	47	(3,301)	1,279
Dividends on preferred stock	(28)	—	—	—	—	(28)
Net income attributable to common stockholders	$1,251	$1,279	$1,975	$47	$(3,301)	$1,251

Net income	$1,279	$1,279	$1,975	$47	$(3,301)	$1,279
Other comprehensive income, net of tax
Other comprehensive income, net of tax	2	2	2	—	(4)	2
Total comprehensive income	$1,281	$1,281	$1,977	$47	$(3,305)	$1,281

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended June 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(1)	$(258)	$2,932	$(1,282)	$(130)	$1,261
Investing activities
Purchases of property and equipment	—	—	(1,624)	(5)	—	(1,629)
Purchases of spectrum licenses and other intangible assets	—	—	(28)	—	—	(28)
Proceeds related to beneficial interests in securitization transactions	—	—	12	1,311	—	1,323
Acquisition of companies, net of cash acquired	—	—	(5)	—	—	(5)
Equity investment in subsidiary	—	—	(26)	—	26	—
Other, net	—	—	33	—	—	33
Net cash (used in) provided by investing activities	—	—	(1,638)	1,306	26	(306)
Financing activities
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Payments of consent fees related to long-term debt	—	—	(38)	—	—	(38)
Proceeds from borrowing on revolving credit facility, net	—	2,070	—	—	—	2,070
Repayments of revolving credit facility	—	—	(2,195)	—	—	(2,195)
Repayments of capital lease obligations	—	—	(154)	(1)	—	(155)
Repayments of long-term debt	—	—	(2,350)	—	—	(2,350)
Repurchases of common stock	(405)	—	—	—	—	(405)
Intercompany advances, net	405	(1,810)	1,406	(1)	—	—
Equity investment from parent	—	—	—	26	(26)	—
Tax withholdings on share-based awards	—	—	(10)	—	—	(10)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(181)	—	—	(181)
Intercompany dividend paid	—	—	—	(130)	130	—
Other, net	1	—	(4)	—	—	(3)
Net cash provided by (used in) financing activities	1	260	(3,526)	(106)	104	(3,267)
Change in cash and cash equivalents	—	2	(2,232)	(82)	—	(2,312)
Cash and cash equivalents
Beginning of period	1	1	2,395	130	—	2,527
End of period	$1	$3	$163	$48	$—	$215

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended June 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$1	$(795)	$2,816	$(836)	$(80)	$1,106
Investing activities
Purchases of property and equipment	—	—	(1,347)	—	—	(1,347)
Purchases of spectrum licenses and other intangible assets	—	—	(5,791)	—	—	(5,791)
Proceeds related to beneficial interests in securitization transactions	—	—	11	871	—	882
Equity investment in subsidiary	(308)	—	—	—	308	—
Other, net	—	—	5	—	—	5
Net cash (used in) provided by investing activities	(308)	—	(7,122)	871	308	(6,251)
Financing activities
Proceeds from issuance of long-term debt	—	4,485	—	—	—	4,485
Proceeds from borrowing on revolving credit facility, net	—	1,855	—	—	—	1,855
Repayments of revolving credit facility	—	—	(1,175)	—	—	(1,175)
Repayments of capital lease obligations	—	—	(119)	—	—	(119)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(292)	—	—	(292)
Repayments of long-term debt	—	—	(6,750)	—	—	(6,750)
Intercompany advances, net	—	(8,990)	8,995	(5)	—	—
Equity investment from parent	—	308	—	—	(308)	—
Tax withholdings on share-based awards	—	—	(3)	—	—	(3)
Intercompany dividend paid	—	—	—	(80)	80	—
Dividends on preferred stock	(14)	—	—	—	—	(14)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(159)	—	—	(159)
Other, net	4	—	(7)	—	—	(3)
Net cash (used in) provided by financing activities	(10)	(2,342)	490	(85)	(228)	(2,175)
Change in cash and cash equivalents	(317)	(3,137)	(3,816)	(50)	—	(7,320)
Cash and cash equivalents
Beginning of period	360	3,138	3,937	66	—	7,501
End of period	$43	$1	$121	$16	$—	$181
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

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$—	$(662)	$5,306	$(2,483)	$(130)	$2,031
Investing activities
Purchases of property and equipment	—	—	(2,990)	(5)	—	(2,995)
Purchases of spectrum licenses and other intangible assets	—	—	(79)	—	—	(79)
Proceeds related to beneficial interests in securitization transactions	—	—	25	2,593	—	2,618
Acquisition of companies, net of cash acquired	—	—	(338)	—	—	(338)
Equity investment in subsidiary	—	—	(26)	—	26	—
Other, net	—	—	26	—	—	26
Net cash (used in) provided by investing activities	—	—	(3,382)	2,588	26	(768)
Financing activities
Proceeds from issuance of long-term debt	—	2,494	—	—	—	2,494
Payments of consent fees related to long-term debt	—	—	(38)	—	—	(38)
Proceeds from borrowing on revolving credit facility, net	—	4,240	—	—	—	4,240
Repayments of revolving credit facility	—	—	(3,920)	—	—	(3,920)
Repayments of capital lease obligations	—	—	(326)	(1)	—	(327)
Repayments of long-term debt	—	—	(3,349)	—	—	(3,349)
Repurchases of common stock	(1,071)	—	—	—	—	(1,071)
Intercompany advances, net	995	(6,070)	5,085	(10)	—	—
Equity investment from parent	—	—	—	26	(26)	—
Tax withholdings on share-based awards	—	—	(84)	—	—	(84)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(212)	—	—	(212)
Intercompany dividend paid	—	—	—	(130)	130	—
Other, net	3	—	(3)	—	—	—
Net cash (used in) provided by financing activities	(73)	664	(2,847)	(115)	104	(2,267)
Change in cash and cash equivalents	(73)	2	(923)	(10)	—	(1,004)
Cash and cash equivalents
Beginning of period	74	1	1,086	58	—	1,219
End of period	$1	$3	$163	$48	$—	$215

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$2	$(929)	$4,671	$(1,950)	$(80)	$1,714
Investing activities
Purchases of property and equipment	—	—	(2,875)	—	—	(2,875)
Purchases of spectrum licenses and other intangible assets	—	—	(5,805)	—	—	(5,805)
Proceeds related to beneficial interests in securitization transactions	—	—	21	1,995	—	2,016
Equity investment in subsidiary	(308)	—	—	—	308	—
Other, net	—	—	(3)	—	—	(3)
Net cash (used in) provided by investing activities	(308)	—	(8,662)	1,995	308	(6,667)
Financing activities
Proceeds from issuance of long-term debt	—	9,980	—	—	—	9,980
Proceeds from borrowing on revolving credit facility, net	—	1,855	—	—	—	1,855
Repayments of revolving credit facility	—	—	(1,175)	—	—	(1,175)
Repayments of capital lease obligations	—	—	(209)	—	—	(209)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(292)	—	—	(292)
Repayments of long-term debt	—	—	(10,230)	—	—	(10,230)
Intercompany advances, net	—	(13,946)	13,962	(16)	—	—
Equity investment from parent	—	308	—	—	(308)	—
Tax withholdings on share-based awards	—	—	(95)	—	—	(95)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(188)	—	—	(188)
Intercompany dividend paid	—	—	—	(80)	80	—
Dividends on preferred stock	(28)	—	—	—	—	(28)
Other, net	19	—	(3)	—	—	16
Net cash (used in) provided by financing activities	(9)	(1,803)	1,770	(96)	(228)	(366)
Change in cash and cash equivalents	(315)	(2,732)	(2,221)	(51)	—	(5,319)
Cash and cash equivalents
Beginning of period	358	2,733	2,342	67	—	5,500
End of period	$43	$1	$121	$16	$—	$181
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by the Risk Factors included in Part II, Item 1A “Risk Factors” below, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•
the failure to obtain, or delays in obtaining, required regulatory approvals for the Transactions (as defined below), and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Transactions, or the failure to satisfy any of the other conditions to the Transactions on a timely basis or at all;

•	the occurrence of events that may give rise to a right of one or both of the parties to terminate the Business Combination Agreement (as defined below);

•	adverse effects on the market price of our common stock or on our or Sprint’s operating results because of a failure to complete the Merger (as defined below) in the anticipated timeframe or at all;

•	inability to obtain the financing contemplated to be obtained in connection with the Transactions on the expected terms or timing or at all;

•	the ability of us, Sprint and the combined company to make payments on debt or to repay existing or future indebtedness when due or to comply with the covenants contained therein;

•	adverse changes in the ratings of our or Sprint’s debt securities or adverse conditions in the credit markets;

•
negative effects of the announcement, pendency or consummation of the Transactions on the market price of our common stock and on our or Sprint’s operating results, including as a result of changes in key customer, supplier, employee or other business relationships;

•	significant costs related to the Transactions, including financing costs and unknown liabilities;

•	failure to realize the expected benefits and synergies of the Transactions in the expected timeframes or at all;

•	costs or difficulties related to the integration of Sprint’s network and operations into our network and operations;

•	the risk of litigation or regulatory actions related to the Transactions;

•	the inability of us, Sprint or the combined company to retain and hire key personnel;

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, included in Part I, Item 1 of this Form 10-Q and audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 (together with our Current Report on Form 8-K filed June 18, 2018, which is incorporated by reference herein). Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Business Overview

Proposed Sprint Transaction

On April 29, 2018, we entered into a Business Combination Agreement with Sprint Corporation (“Sprint”) to merge in an all-stock transaction at a fixed exchange ratio of 0.10256 shares of T-Mobile common stock for each share of Sprint common stock, or 9.75 shares of Sprint common stock for each share of T-Mobile common stock (the “Merger”). The combined company will be named “T-Mobile,” and as a result of the Merger, is expected to be able to rapidly launch a nationwide 5G network, accelerate innovation and increase competition in the U.S. wireless, video and broadband industries. Immediately following the Merger, it is anticipated that Deutsche Telekom AG (“Deutsche Telekom”) and SoftBank Group Corp. (“SoftBank”) will hold, directly or indirectly, on a fully diluted basis, approximately 41.7% and 27.4%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 30.9% of the outstanding T-Mobile common stock held by other stockholders, based on closing share prices and certain other assumptions as of the date of the Business Combination Agreement. The Merger is subject to regulatory approvals and certain other customary closing conditions and is expected to close in the first half of 2019.

For more information regarding our Business Combination Agreement, see Note 3 - Business Combinations in the Notes
to the Condensed Consolidated Financial Statements.

Acquisitions

•
On January 1, 2018, we closed on our previously announced Unit Purchase Agreement to acquire the remaining equity in Iowa Wireless Services, LLC (“IWS”), a 54% owned unconsolidated subsidiary, for a purchase price of $25 million. We accounted for our acquisition of IWS as a business combination and recognized a bargain purchase gain of approximately $25 million as part of our purchase price allocation and a gain on our previously held equity interest of approximately $15 million in Other income, net in the first quarter of 2018.

•
On January 22, 2018, we completed our acquisition of television innovator Layer3 TV, Inc. (“Layer3 TV”) for cash consideration of $318 million. Upon closing of the transaction, Layer3 TV became a wholly-owned consolidated subsidiary. Layer3 TV acquires and distributes digital entertainment programming primarily through the internet to residential customers, offering direct to home digital television and multi-channel video programming distribution services. This transaction represented an opportunity to acquire a complementary service to our existing wireless service to advance our video strategy. We accounted for the purchase of Layer3 TV as a business combination and recognized $218 million of goodwill as part of our purchase price allocation.

For more information regarding our acquisitions, see Note 3 - Business Combinations in the Notes to the Condensed Consolidated Financial Statements.

Accounting Pronouncements Adopted During the Current Year

Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all the related amendments (collectively, the “new revenue standard”). See Note 11 - Revenue from Contracts with Customers of the Notes to the Condensed Consolidated Financial Statements for information regarding the new revenue standard and Note 1 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for information regarding recently issued accounting standards.

The impact of our adoption of the new revenue standard is presented in Note 1 – Summary of Significant Accounting Policies and in the following table which presents a comparison of selected financial information under both the new revenue standard and the previous revenue standard for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Previous Revenue Standard	New Revenue Standard	Change	Previous Revenue Standard	New Revenue Standard	Change
Performance Measures
Branded postpaid phone ARPU	$46.51	$46.52	$0.01	$46.69	$46.59	$(0.10)
Branded postpaid ABPU	$58.36	$58.37	$0.01	$59.36	$59.24	$(0.12)
Branded prepaid ARPU	$38.50	$38.48	$(0.02)	$38.71	$38.69	$(0.02)
Non-GAAP financial measures
Adjusted EBITDA (in millions)	$3,149	$3,233	$84	$6,010	$6,189	$179

Statement of Cash Flows

On January 1, 2018, we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (the “new cash flow standard”) which impacted the presentation of our cash flows related to our beneficial interests in securitization transactions, which is the deferred purchase price, resulting in a reclassification of cash inflows from Operating activities to Investing activities of approximately $1.3 billion and $882 million for the three months ended June 30, 2018 and 2017, respectively, and $2.6 billion and $2.0 billion for the six months ended June 30, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. The new cash flow standard also impacted the presentation of our cash payments for debt prepayment and debt extinguishment costs, resulting in a reclassification of cash outflows from Operating activities to Financing activities of $181 million and $159 million for the three months ended June 30, 2018 and 2017, respectively, and $212 million and $188 million for the six months ended June 30, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. We have applied the new cash flow standard retrospectively to all periods presented.

For additional information regarding the new cash flow standard and the impact of our adoptions, see Note 1 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements.

Financial Instruments

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, “Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard became effective for us, and we adopted the standard, on January 1, 2018. The standard requires the impact of adoption to be recorded to retained earnings under a modified retrospective approach. The implementation of this standard did not have a material impact on our condensed consolidated financial statements.

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

Hurricane Impacts

During the first quarter of 2018, we recognized $36 million in incremental costs to maintain services in Puerto Rico related to hurricanes that occurred in 2017. Additional costs incurred during the second quarter of 2018 were immaterial and are expected to be immaterial during the remainder of 2018. We received reimbursement payments from our insurance carriers for property damage of $94 million during the first quarter of 2018, previously accrued for as a receivable as of December 31, 2017, and $70 million during the second quarter of 2018. We continue to work with our insurance carriers and expect additional reimbursement related to these hurricanes in future periods.

The following table shows the hurricane impacts to our results, operating metrics and non-GAAP financial measures for the three and six months ended June 30, 2018 are as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in millions, except per share amounts)	Gross	Reim- bursement	Net	Gross	Reim- bursement	Net
Increase (decrease)
Cost of services	$—	$(70)	$(70)	$36	$(70)	$(34)
Total operating expenses	$—	$(70)	$(70)	$36	$(70)	$(34)

Operating income (loss)	$—	$70	$70	$(36)	$70	$34
Net income (loss)	$—	$45	$45	$(23)	$45	$22

Earnings per share - basic	$—	$0.06	$0.06	$(0.03)	$0.06	$0.03
Earnings per share - diluted	$—	$0.06	$0.06	$(0.03)	$0.06	$0.03

Non-GAAP financial measures
Adjusted EBITDA	$—	$70	$70	$(36)	$70	$34

Results of Operations

Highlights for the three months ended June 30, 2018, compared to the same period in 2017

•
Total revenues of $10.6 billion for the three months ended June 30, 2018, increased $358 million, or 4%, primarily driven by growth in service revenues, partially offset by lower equipment revenues, as further discussed below.

•
Service revenues of $7.9 billion for the three months ended June 30, 2018, increased $486 million, or 7%, primarily due to growth in our average branded customer base driven by the continued growth in existing and Greenfield markets, the growing success of our business channel, T-Mobile for Business, record-low churn, higher connected devices and the success of our MetroPCS brand.

•
Equipment revenues of $2.3 billion for the three months ended June 30, 2018, decreased $181 million, or 7%, primarily due to lower volumes of purchased leased devices at the end of the lease term, lower lease revenues and a decrease in the number of devices sold, excluding purchased lease devices, partially offset by higher average revenue per device sold, a positive impact from the new revenue standard of $96 million, and proceeds from liquidation of returned customer handsets.

•
Operating income of $1.5 billion for the three months ended June 30, 2018, increased $34 million, or 2%, primarily due to higher Total revenues, partially offset by higher Selling, general and administrative expenses, Depreciation and amortization and net losses on equipment sales. The positive impact to Operating income from the adoption of the new revenue standard was $84 million for the three months ended June 30, 2018.

•
Net income of $782 million for the three months ended June 30, 2018, increased $201 million, or 35%, primarily due to higher Operating income, lower Other income (expense) and lower Income tax expense, further discussed below. The positive impact to Net income from the adoption of the new revenue standard was $62 million for the three months ended June 30, 2018.

•
Adjusted EBITDA, a non-GAAP financial measure, of $3.2 billion for the three months ended June 30, 2018, increased $221 million, or 7%, primarily due to higher Operating income driven by the factors described above. The positive impact to Adjusted EBITDA from the adoption of the new revenue standard resulted in an increase of approximately $84 million for the three months ended June 30, 2018. See “Performance Measures” for additional information.

•	Net cash provided by operating activities of $1.3 billion for the three months ended June 30, 2018, increased $155 million, or 14%. See “Liquidity and Capital Resources” for additional information.

•
Free Cash Flow, a non-GAAP financial measure, of $774 million for the three months ended June 30, 2018, increased $292 million, or 61%. See “Liquidity and Capital Resources” for additional information.

Highlights for the six months ended June 30, 2018, compared to the same period in 2017

•	Total revenues of $21.0 billion for the six months ended June 30, 2018, increased $1.2 billion, or 6%, primarily driven by growth in service and equipment revenues as further discussed below.

•
Service revenues of $15.7 billion for the six months ended June 30, 2018, increased $963 million, or 7%, primarily due to growth in our average branded customer base driven by the continued growth in existing and Greenfield markets, the growing success of our business channel, T-Mobile for Business, record-low churn, higher connected devices and the success of our MetroPCS brand.

•
Equipment revenues of $4.7 billion for the six months ended June 30, 2018, increased $129 million, or 3%, primarily due to a higher average revenue per device sold, a positive impact from the new revenue standard of $173 million, and proceeds from liquidation of returned customer handsets, partially offset by a decrease in the number of devices sold, excluding purchased lease devices, lower lease revenues and a decrease from customer purchases of leased devices at the end of the lease term.

•
Operating income of $2.7 billion for the six months ended June 30, 2018, increased $279 million, or 11%, primarily due to higher Total revenues, partially offset by higher Selling, general and administrative expenses, Cost of services, and Depreciation and amortization. The positive impact to Operating income from the adoption of the new revenue standard was $179 million for the six months ended June 30, 2018. Operating income also included spectrum gains of $38 million for the six months ended June 30, 2017.

•
Net income of $1.5 billion for the six months ended June 30, 2018, increased $174 million, or 14%, primarily due to higher Operating income, and lower Other income (expense), partially offset by higher Income tax expense, further discussed below. The positive impact to Net income from the adoption of the new revenue standard was $133 million for the six months ended June 30, 2018. Net income also included net, after-tax spectrum gains of $23 million for the six months ended June 30, 2017.

•
Adjusted EBITDA of $6.2 billion for the six months ended June 30, 2018, increased $509 million, or 9%, primarily due to higher Operating income driven by the factors described above. The positive impact to Adjusted EBITDA from the adoption of the new revenue standard resulted in an increase of approximately $179 million for the six months ended June 30, 2018. See “Performance Measures” for additional information.

•	Net cash provided by operating activities of $2.0 billion for the six months ended June 30, 2018, increased $317 million, or 18%. See “Liquidity and Capital Resources” for additional information.

•	Free Cash Flow of $1.4 billion for the six months ended June 30, 2018, increased $775 million, or 116%. See “Liquidity and Capital Resources” for additional information.

Set forth below is a summary of our unaudited condensed consolidated financial results:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2018	2017	$	%	2018	2017	$	%
Revenues
Branded postpaid revenues	$5,164	$4,820	$344	7%	$10,234	$9,545	$689	7%
Branded prepaid revenues	2,402	2,334	68	3%	4,804	4,633	171	4%
Wholesale revenues	275	234	41	18%	541	504	37	7%
Roaming and other service revenues	90	57	33	58%	158	92	66	72%
Total service revenues	7,931	7,445	486	7%	15,737	14,774	963	7%
Equipment revenues	2,325	2,506	(181)	(7)%	4,678	4,549	129	3%
Other revenues	315	262	53	20%	611	503	108	21%
Total revenues	10,571	10,213	358	4%	21,026	19,826	1,200	6%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,530	1,518	12	1%	3,119	2,926	193	7%
Cost of equipment sales	2,772	2,846	(74)	(3)%	5,617	5,532	85	2%
Selling, general and administrative	3,185	2,915	270	9%	6,349	5,870	479	8%
Depreciation and amortization	1,634	1,519	115	8%	3,209	3,083	126	4%
Gains on disposal of spectrum licenses	—	(1)	1	NM	—	(38)	38	NM
Total operating expense	9,121	8,797	324	4%	18,294	17,373	921	5%
Operating income	1,450	1,416	34	2%	2,732	2,453	279	11%
Other income (expense)
Interest expense	(196)	(265)	69	(26)%	(447)	(604)	157	(26)%
Interest expense to affiliates	(128)	(131)	3	(2)%	(294)	(231)	(63)	27%
Interest income	6	6	—	—%	12	13	(1)	(8)%
Other expense, net	(64)	(92)	28	(30)%	(54)	(90)	36	(40)%
Total other expense, net	(382)	(482)	100	(21)%	(783)	(912)	129	(14)%
Income before income taxes	1,068	934	134	14%	1,949	1,541	408	26%
Income tax expense	(286)	(353)	67	(19)%	(496)	(262)	(234)	89%
Net income	$782	$581	$201	35%	$1,453	$1,279	$174	14%

Net cash provided by operating activities	$1,261	$1,106	$155	14%	$2,031	$1,714	$317	18%
Net cash used in investing activities	(306)	(6,251)	5,945	(95)%	(768)	(6,667)	5,899	(88)%
Net cash used in financing activities	(3,267)	(2,175)	(1,092)	50%	(2,267)	(366)	(1,901)	519%

Non-GAAP Financial Measures
Adjusted EBITDA	$3,233	$3,012	$221	7%	$6,189	$5,680	$509	9%
Free Cash Flow	774	482	292	61%	1,442	667	775	116%
NM - Not Meaningful

The following discussion and analysis is for the three and six months ended June 30, 2018, compared to the same periods in 2017 unless otherwise stated.

Total revenues increased $358 million, or 4%, for the three months ended and $1.2 billion, or 6%, for the six months ended June 30, 2018 as discussed below.

Branded postpaid revenues increased $344 million, or 7%, for the three months ended and $689 million, or 7%, for the six months ended June 30, 2018, primarily from:

•
Higher average branded postpaid phone customers, primarily from growth in our customer base driven by the continued growth in existing and Greenfield markets, growing success of new customer segments such as T-Mobile for Business, T-Mobile ONE Unlimited 55+, and T-Mobile ONE Military, along with record-low churn; and

•	Higher average branded postpaid other customers, driven by higher connected devices; partially offset by

•	Slightly lower branded postpaid phone Average Revenue Per User (“ARPU”). See Branded Postpaid Phone ARPU in the Performance Measures section of this MD&A.

Branded prepaid revenues increased $68 million, or 3%, for the three months ended and $171 million, or 4%, for the six months ended June 30, 2018. The increases in both the three and six-month periods were primarily driven by higher average branded prepaid customers.

Wholesale revenues increased $41 million, or 18%, for the three months ended and $37 million, or 7%, for the six months ended June 30, 2018, primarily from the sale of our marketing and distribution rights to certain existing T-Mobile co-branded customers to a MVNO partner for nominal consideration on September 1, 2016.

Roaming and other service revenues increased $33 million, or 58%, for the three months ended and $66 million, or 72%, for the six months ended June 30, 2018, primarily from an increase in international and domestic roaming revenues.

Equipment revenues decreased $181 million, or 7%, for the three months ended and increased $129 million, or 3%, for the six months ended June 30, 2018.

The change for the three months ended June 30, 2018 was primarily from:

•	A decrease of $150 million from lower volumes of purchased leased devices at the end of the lease term;

•
A decrease of $57 million in lease revenues from Just Upgrade My Phone! (“JUMP!”®) On Demand customers preferring affordable device options on leasing programs with lower monthly lease payments and shifting focus to our equipment installation plan (“EIP”) financing options for high-end devices; and

•	A decrease in device sales revenues, excluding purchased lease devices primarily due to:

•	An 8% decrease in the number of devices sold, excluding purchased lease devices; partially offset by

•	Higher average revenue per device sold due to an increase in the high-end device mix, despite an increase in promotions; and

•
A positive impact from the new revenue standard of $96 million primarily related to certain commission costs now recorded as Selling, general and administrative expenses. These decreases were partially offset by

•	An increase of $46 million primarily related to proceeds from liquidation of returned customer handsets.

The change for the six months ended June 30, 2018 was primarily from:

•	An increase of $418 million in device sales revenues, excluding purchased lease devices, primarily due to:

•	Higher average revenue per device sold due to an increase in the high-end device mix, despite an increase in promotions; and

•	A positive impact from the new revenue standard of $173 million primarily related to certain commission costs now recorded as Selling, general and administrative expenses; partially offset by

•	A 5% decrease in the number of devices sold, excluding purchased lease devices.

•	An increase of $119 million primarily related to proceeds from liquidation of returned customer handsets; partially offset by

•
A decrease of $210 million in lease revenues from “JUMP!”® On Demand customers preferring affordable device options on leasing programs with lower monthly lease payments and shifting focus to our EIP financing option for high-end devices; and

•	A decrease of $184 million from lower volumes of purchased leased devices at the end of the lease term.

Under our JUMP! On Demand program, upon device upgrade or at lease end, customers must return or purchase their device. Revenue for purchased leased devices is recorded as equipment revenues when revenue recognition criteria have been met.

Other revenues increased $53 million, or 20%, for the three months ended and $108 million, or 21%, for the six months ended June 30, 2018, primarily due to higher revenue from revenue share agreements with third parties and higher amortized imputed discount on EIP receivables.

Operating expenses increased $324 million, or 4%, for the three months ended June 30, 2018, primarily from higher Selling, general and administrative expenses, and Depreciation and amortization expense as discussed below. Operating expenses increased $921 million, or 5%, for the six months ended June 30, 2018, primarily from higher Selling, general and administrative expenses, Cost of services, Depreciation and amortization expense, Cost of equipment sales as discussed below, and lower Gains on disposal of spectrum licenses.

Cost of services increased $12 million, or 1%, for the three months ended and $193 million, or 7%, for the six months ended June 30, 2018, primarily from:

•	Higher lease and employee-related expenses associated with network expansion; and

•
The impact from the new revenue standard of $26 million primarily related to certain costs for customer appreciation programs reclassified to Cost of services from Selling, general and administrative expenses; partially offset by

•	The positive impact from an insurance reimbursement related to the hurricanes, net of costs, of $70 million and $34 million for the three and six months ended June 30, 2018, respectively; and

•	Lower regulatory program costs.

Cost of equipment sales decreased $74 million, or 3%, for the three months ended and increased $85 million, or 2%, for the six months ended June 30, 2018, primarily from:

The change for the three months ended June 30, 2018 was primarily from:

•	A decrease of $157 million from lower volumes of purchased leased devices at the end of the lease term; and

•	A decrease of $30 million primarily related to:

•	A decrease in insurance and warranty costs from a decrease in higher cost devices used in the insurance program; partially offset by

•	Higher costs from an increase in the volume of liquidated returned customer handsets outside of our insurance program. These decreases were partially offset by

•	An increase of $117 million in device cost of equipment sales, excluding purchased leased devices, primarily due to:

•	A higher average cost per device sold primarily due to an increase in the high-end device mix; partially offset by

•	An 8% decrease in the number of devices sold.

The change for the six months ended June 30, 2018 was primarily from:

•	An increase of $390 million in device cost of equipment sales, excluding purchased leased devices, primarily due to:

•	A higher average cost per device sold primarily due to an increase in the high-end device mix; partially offset by

•	A 5% decrease in the number of devices sold, excluding purchased lease devices. This increase was partially offset by

•	A decrease of $244 million from lower volumes of purchased leased devices at the end of the lease term; and

•	A decrease of $55 million primarily due to:

•	A decrease in insurance and warranty costs due to a decrease in higher cost devices used in the insurance program; partially offset by

•	Higher costs from an increase in the volume of liquidated returned customer handsets outside of our insurance program.

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

Selling, general and administrative expenses increased $270 million, or 9%, for the three months ended and $479 million, or 8%, for the six months ended June 30, 2018, primarily from:

•	Higher employee-related costs and costs related to managed services;

•	Higher commissions driven by compensation structure and channel mix changes; and

•	Costs associated with the proposed Sprint transaction of $41 million; partially offset by

•	Lower bad debt expense and losses from sales of receivables reflecting our ongoing focus on managing customer quality;

•	Lower handset repair services costs;

•	Lower promotional and advertising costs; and

•
The positive impact from the new revenue standard of $55 million for the six months ended June 30, 2018, primarily related to a net benefit from capitalized commission costs in excess of the related amortization, partially offset by higher commissions which were previously recorded as contra-equipment revenue.

Depreciation and amortization increased $115 million, or 8%, for the three months ended and $126 million, or 4%, for the six months ended June 30, 2018, primarily from:

•	The continued build-out of our 4G LTE network; and

•	The implementation of the first component of our new billing system; partially offset by

•
Lower depreciation expense related to our JUMP! On Demand program resulting from an increase in the affordable device mix. Under our JUMP! On Demand program, the cost of a leased wireless device is depreciated to its estimated residual value over the period expected to provide utility to us.

Gains on disposal of spectrum licenses were $1 million for the three months ended and $38 million for the six months ended June 30, 2017. We had no gains on disposal of spectrum license transactions during the three and six months ended June 30, 2018.

Operating income, the components of which are discussed above, increased $34 million, or 2%, for the three months ended and $279 million, or 11%, for the six months ended June 30, 2018, which includes the positive impacts from the new revenue standard of $84 million and $179 million, respectively, and from hurricanes of $70 million and $34 million, respectively.

Interest expense decreased $69 million, or 26%, for the three months ended and $157 million, or 26%, for the six months ended June 30, 2018.

The change for the three months ended June 30, 2018 was primarily from:

•	Redemption in January 2018 of $1.0 billion of 6.125% Senior Notes due 2022;

•	Redemption in April 2018 of aggregate principal amount of $2.4 billion of Senior Notes, with various interest rates and maturity dates; and

•
Higher capitalized interest costs of $31 million primarily due to the build out of our network to utilize our 600 MHz spectrum licenses in the three months ended June 30, 2018, compared to the three months ended June 30, 2017; partially offset by

•	Issuance in January 2018 of $1.0 billion of public 4.500% Senior Notes due 2026; and

•	Issuance in January 2018 of $1.5 billion of public 4.750% Senior Notes due 2028.

The change for the six months ended June 30, 2018 was primarily from:

•	Redemption in April 2017 of aggregate principal amount of $6.8 billion of Senior Notes, with various interest rates and maturity dates;

•	Redemption in January 2018 of $1.0 billion of 6.125% Senior Notes due 2022;

•	Redemption in April 2018 of aggregate principal amount of $2.4 billion of Senior Notes, with various interest rates and maturity dates; and

•
Higher capitalized interest costs of $22 million primarily due to the build out of our network to utilize our 600 MHz spectrum licenses in the six months ended June 30, 2018, compared to the six months ended June 30, 2017; partially offset by

•	Issuance in March 2017 of aggregate principal amount of $1.5 billion of Senior Notes, with various interest rates and maturity dates;

•	Issuance in January 2018 of $1.0 billion of public 4.500% Senior Notes due 2026; and

•	Issuance in January 2018 of $1.5 billion of public 4.750% Senior Notes due 2028.

See Note 9 – Debt of the Notes to the Condensed Consolidated Financial Statements for further information. Income tax expense decreased $67 million for the three months ended and increased $234 million for the six months ended June 30, 2018.

Interest expense to affiliates decreased $3 million, or 2%, for the three months ended and increased $63 million, or 27%, for the six months ended June 30, 2018.

The change for the three months ended June 30, 2018 was primarily from:

•	A decrease from lower interest rates achieved through refinancing of a total of $2.5 billion of Senior Reset Notes in April 2018; and

•
Higher capitalized interest costs of $36 million primarily due to build out of our network to utilize our 600 MHz spectrum licenses in the three months ended June 30, 2018, compared to the three months ended June 30, 2017; partially offset by

•	Issuance in May 2017 of aggregate principal amount of $4.0 billion of Senior Notes, with various interest rates and maturity dates; and

•	Issuance in September 2017 of aggregate principal amount of $500 million of 5.375% Senior Notes due 2027.

The change for the six months ended June 30, 2018 was primarily from:

•	Issuance in January 2017 of $4.0 billion of Incremental Secured Term Loan facility, which refinanced $1.98 billion of outstanding senior secured term loans;

•	Issuance in May 2017 of aggregate principal amount of $4.0 billion of Senior Notes, with various interest rates and maturity dates;

•	Issuance in April 2017 of aggregate principal amount of $3.0 billion of Senior Notes, with various interest rates and maturity dates; and

•	Issuance in September 2017 of aggregate principal amount of $500 million of 5.375% Senior Notes due 2027; partially offset by

•	A decrease from lower interest rates achieved through refinancing in April 2017 of a total of $2.5 billion of Senior Reset Notes;

•	A decrease from lower interest rates achieved through refinancing in April 2018 of a total of $2.5 billion of Senior Reset Notes; and

•
Higher capitalized interest costs of $40 million primarily due to build out of our network to utilize our 600 MHz spectrum licenses in the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

See Note 9 – Debt of the Notes to the Condensed Consolidated Financial Statements for further information.

Other expense, net decreased $28 million, or 30%, for the three months ended June 30, 2018, primarily from a $30 million gain on the sale of investments, and decreased $36 million, or 40%, for the six months ended June 30, 2018, primarily from:

•	A $30 million gain on sale of certain investments;

•	A $25 million bargain purchase gain as part of our purchase price allocation of the IWS acquisition; and

•	A $15 million gain on our previously held equity interest in IWS; partially offset by

•	An $86 million loss on early redemption of $2.5 billion in DT Senior Reset Notes in April 2018, and

•	A $32 million loss on early redemption of $1.0 billion of 6.125% Senior Notes due 2022 in January 2018.

Income tax expense decreased $67 million for the three months ended and increased $234 million for the six months ended June 30, 2018.

The decrease for the three months ended June 30, 2018 was primarily from:

•	Benefits from a reduction in the federal corporate income tax rate provided by the Tax Cuts and Jobs Act, which took effect on January 1, 2018, from 35% to 21%; partially offset by

•	Higher income before taxes.

The increase for the six months ended June 30, 2018 was primarily from:

•
A $281 million tax benefit recognized in the six months ended June 30, 2017 related to a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions that did not impact 2018; and

•	Higher income before taxes; partially offset by

•	Benefits from a reduction in the federal corporate income tax rate provided by the Tax Cuts and Jobs Act, which took effect on January 1, 2018, from 35% to 21%.

Net income, the components of which are discussed above, increased $201 million, or 35%, for the three months ended June 30, 2018 and $174 million, or 14%, for the six months ended June 30, 2018, which includes the positive impacts from the new revenue standard of $62 million and $133 million, respectively, and from hurricanes of $45 million and $22 million, respectively. Net income included the negative impact of the proposed Sprint transaction of $39 million for the three and six months ended June 30, 2017 as well as net gains on disposal of spectrum licenses of $1 million and $23 million for the three and six months ended June 30, 2017, respectively. We had no gains on disposal of spectrum license transactions during the three and six months ended June 30, 2018.

Guarantor Subsidiaries

The financial condition and results of operations of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to our consolidated financial condition. The most significant components of the financial condition of our Non-Guarantor Subsidiaries were as follows:

	June 30, 2018	December 31, 2017	Change
(in millions)			$	%
Other current assets	$687	$628	$59	9%
Property and equipment, net	314	306	8	3%
Goodwill	218	—	218	NM
Tower obligations	2,185	2,198	(13)	(1)%
Total stockholders' deficit	(1,142)	(1,454)	312	(21)%
NM - Not Meaningful

The most significant components of the results of operations of our Non-Guarantor Subsidiaries were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2018	2017	$	%	2018	2017	$	%
Service revenues	$551	$528	$23	4%	$1,091	$1,053	$38	4%
Cost of equipment sales	262	251	11	4%	498	497	1	—%
Selling, general and administrative	216	197	19	10%	452	443	9	2%
Total comprehensive income	42	38	4	11%	76	47	29	62%

The change to the results of operations of our Non-Guarantor Subsidiaries for the three months ended June 30, 2018 was primarily from:

•	Higher Service revenues primarily due to the result of an increase in activity of the non-guarantor subsidiary that provides device insurance, primarily driven by growth in our customer base;

•
Higher Selling, general and administrative expenses primarily due to new operating costs from the non-guarantor Layer3 TV subsidiary acquired in the first quarter of 2018, partially offset by lower valuation losses in the non-guarantor subsidiary involved in the EIP sale arrangement; and

•	Higher Cost of equipment sales expenses primarily due to an increase in higher cost devices used for device insurance claims and a decrease in device non-return fees charged to customers.

The change to the results of operations of our Non-Guarantor Subsidiaries for the six months ended June 30, 2018 was primarily from:

•	Higher Service revenues primarily due to the result of an increase in activity of the non-guarantor subsidiary that provides device insurance, primarily driven by growth in our customer base; and

•
Higher Selling, general and administrative expenses primarily due to new operating costs from the non-guarantor Layer3 TV subsidiary acquired in the first quarter of 2018, partially offset by lower valuation losses in the non-guarantor subsidiary involved in the EIP sale arrangement.

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

Total Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Branded customers generally include customers that are qualified either for postpaid service utilizing phones, DIGITS or connected devices which includes tablets, wearables and SyncUp DRIVETM, where they generally pay after receiving service, or prepaid service, where they generally pay in advance. Wholesale customers include Machine-to-Machine (“M2M”) and MVNO customers that operate on our network, but are managed by wholesale partners.

The following table sets forth the number of ending customers:

	June 30, 2018	June 30, 2017	Change
(in thousands)			#	%
Customers, end of period
Branded postpaid phone customers (1)	35,430	32,628	2,802	9%
Branded postpaid other customers	4,652	3,530	1,122	32%
Total branded postpaid customers	40,082	36,158	3,924	11%
Branded prepaid customers (1)	20,967	20,293	674	3%
Total branded customers	61,049	56,451	4,598	8%
Wholesale customers	14,570	13,111	1,459	11%
Total customers, end of period	75,619	69,562	6,057	9%
Adjustments to wholesale customers	—	(4,368)	4,368	(100)%

(1)
As a result of the acquisition of IWS, we included an adjustment of 13,000 branded postpaid phone and 4,000 branded prepaid IWS customers in our reported subscriber base as of January 1, 2018. Additionally, as a result of the acquisition of Layer3 TV, we included an adjustment of 5,000 branded prepaid customers in our reported subscriber base as of January 22, 2018.

Branded Customers

Total branded customers increased 4,598,000, or 8%, primarily from:

•
Higher branded postpaid phone customers driven by continued growth in existing and Greenfield markets, the growing success of new customer segments such as T-Mobile for Business, T-Mobile ONE Unlimited 55+ and T-Mobile ONE Military along with record low churn;

•	Higher branded prepaid customers driven by the continued success of our MetroPCS brand due to promotional activities and rate plan offers; and

•	Higher branded postpaid other customers primarily due to higher connected devices, specifically the Apple watch and SyncUP DRIVETM.

Wholesale

Wholesale customers increased 1,459,000, or 11%, primarily due to the continued success of our M2M partnerships.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2018	2017	#	%	2018	2017	#	%
Net customer additions
Branded postpaid phone customers (1) (2)	686	533	153	29%	1,303	1,331	(28)	(2)%
Branded postpaid other customers (2)	331	284	47	17%	719	400	319	80%
Total branded postpaid customers	1,017	817	200	24%	2,022	1,731	291	17%
Branded prepaid customers (1)	91	94	(3)	(3)%	290	480	(190)	(40)%
Total branded customers	1,108	911	197	22%	2,312	2,211	101	5%
Wholesale customers (3)	471	422	49	12%	700	264	436	165%
Total net customer additions	1,579	1,333	246	18%	3,012	2,475	537	22%
Adjustments to branded postpaid phone customers (2)	—	(253)	253		—	(253)	253
Adjustments to branded postpaid other customers (2)	—	253	(253)		—	253	(253)

(1)	As a result of the acquisition of IWS and Layer3 TV, customer activity post acquisition was included in our net customer additions beginning in the first quarter of 2018.

(2)
During the third quarter of 2017, we retitled our “Branded postpaid mobile broadband customers” category to “Branded postpaid other customers” and included DIGITS customers and reclassified 253,000 DIGITS customer net additions from our “Branded postpaid phone customers” category for the second quarter of 2017, when the DIGITS product was released.

(3)
Net customer activity for Lifeline was excluded beginning in the second quarter of 2017 due to our determination based upon changes in the applicable government regulations that the Lifeline program offered by our wholesale partners is uneconomical.

Branded Customers

Total branded net customer additions increased 197,000, or 22%, for the three months ended and 101,000, or 5%, for the six months ended June 30, 2018.

The change for the three months ended June 30, 2018 was primarily from:

•
Higher branded postpaid phone net customer additions primarily driven by continued growth in existing and Greenfield markets, the growing success of new customer segments such as T-Mobile for Business, T-Mobile ONE Unlimited 55+ and T-Mobile ONE Military, along with record-low churn; and

•
Higher branded postpaid other net customer additions primarily due to higher gross customer additions from connected devices, specifically the Apple watch, partially offset by lower DIGITS gross customer additions and higher deactivations from a growing customer base.

The change for the six months ended June 30, 2018 was primarily from:

•
Higher branded postpaid other net customer additions primarily due to higher gross customer additions from connected devices, specifically the Apple watch, partially offset by lower DIGITS gross customer additions and higher deactivations from a growing customer base; partially offset by

•
Lower branded prepaid net customer additions primarily due to higher deactivations from the growing customer base of our MetroPCS brand, partially offset by lower migrations to branded postpaid plans; and

•
Lower branded postpaid phone net customer additions primarily due to lower gross customer additions as a result of more aggressive promotions and the launch of Un-carrier Next - All Unlimited with taxes and fees in the first quarter of 2017 and an increase in deactivations from a growing customer base, partially offset by continued growth in existing and Greenfield markets, the growing success of new customer segments such as T-Mobile for Business, T-Mobile ONE Unlimited 55+ and T-Mobile ONE Military and record-low churn.

Wholesale

Wholesale net customer additions increased 49,000, or 12%, for the three months ended and 436,000, or 165%, for the six months ended June 30, 2018.

•	The change for the three months ended June 30, 2018 was primarily due to higher M2M net customer additions.

•	The change for the six months ended June 30, 2018 was primarily from lower deactivations driven by the removal of Lifeline program customers.

Customers Per Account

Customers per account is calculated by dividing the number of branded postpaid customers as of the end of the period by the number of branded postpaid accounts as of the end of the period. An account may include branded postpaid phone customers and branded postpaid other customers which includes DIGITS and connected devices such as tablets, wearables and SyncUp DRIVETM. We believe branded postpaid customers per account provides management, investors and analysts with useful information to evaluate our branded postpaid customer base on a per account basis.

The following table sets forth the branded postpaid customers per account:

	June 30, 2018	June 30, 2017	Change
			#	%
Branded postpaid customers per account	2.97	2.91	0.06	2%

Branded postpaid customers per account increased 2% primarily from promotional activities targeting families and the success of connected devices.

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

The following table sets forth the churn:

	Three Months Ended June 30,		Bps Change	Six Months Ended June 30,		Bps Change
	2018	2017		2018	2017
Branded postpaid phone churn	0.95%	1.10%	-15 bps	1.01%	1.14%	-13 bps
Branded prepaid churn	3.81%	3.91%	-10 bps	3.87%	3.96%	-9 bps

Branded postpaid phone churn decreased 15 basis points for the three months ended and 13 basis points for the six months ended June 30, 2018, primarily from increased customer satisfaction and loyalty from ongoing improvements to network quality, industry-leading customer service and the overall value of our offerings in the marketplace.

Branded prepaid churn decreased 10 basis points for the three months ended and 9 basis points for the six months ended June 30, 2018, primarily due to the continued impact from the optimization of our third-party distribution channels which was substantially completed during the first quarter of 2017, partially offset by higher deactivations from a growing customer base and increased competitive activity in the marketplace.

Average Revenue Per User, Average Billings Per User

Average Revenue Per User (“ARPU”) represents the average monthly service revenue earned from customers. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue realization per customer and assist in forecasting our future service revenues generated from our customer base. Branded postpaid phone ARPU excludes Branded postpaid other customers and related revenues which includes DIGITS and connected devices such as tablets, wearables and SyncUp DRIVETM.

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

The following tables illustrate the calculation of our operating measures ARPU and ABPU and reconcile these measures to the related service revenues:

(in millions, except average number of customers, ARPU and ABPU)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$5,164	$4,820	$344	7%	$10,234	$9,545	$689	7%
Less: Branded postpaid other revenues	(272)	(255)	(17)	7%	(531)	(480)	(51)	11%
Branded postpaid phone service revenues	$4,892	$4,565	$327	7%	$9,703	$9,065	$638	7%
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	35,051	32,329	2,722	8%	34,711	31,946	2,765	9%
Branded postpaid phone ARPU	$46.52	$47.07	$(0.55)	(1)%	$46.59	$47.29	$(0.70)	(1)%

Calculation of Branded Postpaid ABPU
Branded postpaid service revenues	$5,164	$4,820	$344	7%	$10,234	$9,545	$689	7%
EIP billings	1,585	1,402	183	13%	3,283	2,804	479	17%
Lease revenues	177	234	(57)	(24)%	348	558	(210)	(38)%
Total billings for branded postpaid customers	$6,926	$6,456	$470	7%	$13,865	$12,907	$958	7%
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	39,559	35,636	3,923	11%	39,009	35,188	3,821	11%
Branded postpaid ABPU	$58.37	$60.40	$(2.03)	(3)%	$59.24	$61.14	$(1.90)	(3)%

Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$2,402	$2,334	$68	3%	$4,804	$4,633	$171	4%
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	20,806	20,131	675	3%	20,695	20,010	685	3%
Branded prepaid ARPU	$38.48	$38.65	$(0.17)	—%	$38.69	$38.59	$0.10	—%

Branded Postpaid Phone ARPU

Branded postpaid phone ARPU decreased $0.55, or 1%, for the three months ended and $0.70, or 1%, for the six months ended June 30, 2018.

The change for the three months ended June 30, 2018 was primarily from:

•	A decrease in regulatory program revenues from the continued adoption of tax inclusive plans;

•	A decrease in the non-cash net benefit from Data Stash; partially offset by

•	The positive impact from our T-Mobile ONE rate plans;

•	A net reduction in service promotional activities; and

•	The impact of the new revenue standard was $0.01.

The change for the six months ended June 30, 2018 was primarily from:

•A decrease in regulatory program revenues from the continued adoption of tax inclusive plans;
•A decrease in the non-cash net benefit from Data Stash;
•The impact of the new revenue standard was $0.10; partially offset by
•The positive impact from our T-Mobile ONE rate plans; and
•A net reduction in service promotional activities.

We continue to expect that Branded postpaid phone ARPU in full-year 2018 will be generally stable compared to full-year 2017, excluding the impact from the new revenue standard.

Branded Postpaid ABPU

Branded postpaid ABPU decreased $2.03, or 3%, for the three months ended and $1.90, or 3%, for the six months ended June 30, 2018 primarily from:

•	Lower lease revenues;

•	Lower branded postpaid phone ARPU;

•	Growth in the branded postpaid other customer base with a lower ARPU than branded postpaid phone; partially offset by

•	Growth in EIP billings due to growth in the gross amount of equipment financed on EIP.

Branded Prepaid ARPU

Branded prepaid ARPU decreased $0.17 for the three months ended and increased $0.10 for the six months ended June 30, 2018.

•	The change for the three months ended June 30, 2018 was primarily from the dilution from promotional activities.

•	The change for the six months ended June 30, 2018 was primarily from continued success of our MetroPCS brand, partially offset by promotional activities.

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

Adjusted EBITDA is a non-GAAP financial measure utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a metric to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate overall operating performance and facilitate comparisons with other wireless communications companies because it is indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, non-cash stock-based compensation, network decommissioning costs and costs related to the proposed Sprint transaction, as they are not indicative of our ongoing operating performance, as well as certain other nonrecurring income and expenses. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income or any other measure of financial performance reported in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2018	2017	$	%	2018	2017	$	%
Net income	$782	$581	$201	35%	$1,453	$1,279	$174	14%
Adjustments:
Interest expense	196	265	(69)	(26)%	447	604	(157)	(26)%
Interest expense to affiliates	128	131	(3)	(2)%	294	231	63	27%
Interest income	(6)	(6)	—	—%	(12)	(13)	1	(8)%
Other (income) expense, net	64	92	(28)	(30)%	54	90	(36)	(40)%
Income tax expense (benefit)	286	353	(67)	(19)%	496	262	234	89%
Operating income	1,450	1,416	34	2%	2,732	2,453	279	11%
Depreciation and amortization	1,634	1,519	115	8%	3,209	3,083	126	4%
Stock-based compensation (1)	106	72	34	47%	202	139	63	45%
Cost associated with proposed Sprint transaction	41	—	41	NM	41	—	41	NM
Other, net (2)	2	5	(3)	(60)%	5	5	—	—%
Adjusted EBITDA	$3,233	$3,012	$221	7%	$6,189	$5,680	$509	9%
Net income margin (Net income divided by service revenues)	10%	8%		200 bps	9%	9%		0 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by service revenues)	41%	40%		100 bps	39%	38%		100 bps

(1)	Stock-based compensation includes payroll tax impacts and may not agree to stock-based compensation expense in the condensed consolidated financial statements.

(2)
Other, net may not agree to the Condensed Consolidated Statements of Comprehensive Income primarily due to certain non-routine operating activities, such as other special items that would not be expected to reoccur, and are therefore excluded in Adjusted EBITDA.

Adjusted EBITDA increased $221 million, or 7%, for the three months ended June 30, 2018 primarily from:

•
An increase in branded postpaid and prepaid service revenues, primarily due to continued growth in existing and Greenfield markets, the growing success of new customer segments such as T-Mobile for Business, T-Mobile ONE Unlimited 55+, T-Mobile ONE Military, along with record low-churn;

•	The positive impact from the new revenue standard of $84 million; and

•	The positive impact to cost of services of $70 million related to reimbursement for hurricane losses from our insurance carriers; partially offset by

•	Higher selling, general and administrative expenses; and

•	Higher net losses on equipment sales.

Adjusted EBITDA increased $509 million, or 9%, for the six months ended June 30, 2018 primarily from:

•
An increase in branded postpaid and prepaid service revenues, primarily due to continued growth in existing and Greenfield markets, higher subscribers from the growing success of new customer segments such as T-Mobile for Business, T-Mobile ONE Unlimited 55+, T-Mobile ONE Military, along with record-low churn;

•	The positive impact from the new revenue standard of $179 million;

•	Lower net losses on equipment sales; and

•	The positive impact of the reimbursement from our insurance carriers, net of costs incurred related to hurricanes, of $34 million; partially offset by

•	Higher selling, general and administrative expenses;

•	Higher cost of services expenses; and

•	Lower gains on disposal of spectrum licenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of long-term debt and common stock, capital leases, the sale of certain receivables, financing arrangements of vendor payables which effectively extend payment terms and secured and unsecured revolving credit facilities with DT. Upon consummation of the Merger and other transactions contemplated by the Business Combination Agreement (the “Transactions”), we will incur substantial third-party indebtedness which will increase our future financial commitments, including aggregate interest payments on higher total indebtedness, and may adversely impact our liquidity. Further, the incurrence of additional indebtedness may inhibit our ability to incur new debt under the terms governing our existing and future indebtedness, which may make it more difficult for us to incur new debt in the future to finance our business strategy.

Cash Flows

On January 1, 2018, we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (the “new cash flow standard”) which impacted the presentation of our cash flows related to our beneficial interests in securitization transactions, which is the deferred purchase price, resulting in a reclassification of cash inflows from Operating activities to Investing activities of approximately $1.3 billion and $882 million for the three months ended June 30, 2018 and 2017, respectively, and $2.6 billion and $2.0 billion for the six months ended June 30, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. The new cash flow standard also impacted the presentation of our cash payments for debt prepayment and debt extinguishment costs, resulting in a reclassification of cash outflows from Operating activities to Financing activities of $181 million and $159 million for the three months ended June 30, 2018 and 2017, respectively, and $212 million and $188 million for the six months ended June 30, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. We have applied the new cash flow standard retrospectively to all periods presented.

For additional information regarding the new cash flow standard and the impact of our adoptions, see Note 1 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements.

The following is an analysis of our cash flows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2018	2017	$	%	2018	2017	$	%
Net cash provided by operating activities	$1,261	$1,106	$155	14%	$2,031	$1,714	$317	18%
Net cash used in investing activities	(306)	(6,251)	5,945	(95)%	(768)	(6,667)	5,899	(88)%
Net cash used in financing activities	(3,267)	(2,175)	(1,092)	50%	(2,267)	(366)	(1,901)	519%

Operating Activities

Net cash provided by operating activities increased $155 million, or 14%, for the three months ended and $317 million, or 18%, for the six months ended June 30, 2018.

The change for the three months ended June 30, 2018 was primarily from:

•	A $201 million increase to Net income; partially offset by

•
A $63 million increase in net cash outflows from changes in working capital, primarily due to changes in Accounts receivable, and Accounts payable and accrued liabilities, partially offset by changes in Inventories and EIP receivables.

The change for the six months ended June 30, 2018 was primarily from:

•
A $312 million increase in net non-cash adjustments to Net income, primarily due to the change in Deferred income tax expense, and higher Depreciation and amortization, partially offset by Losses from sales of receivables;

•	A $174 million increase to Net income; partially offset by

•
A $169 million increase in net cash outflows from changes in working capital, primarily due to changes in Accounts payable and accrued liabilities, and Accounts receivable, partially offset by changes in Inventories and EIP receivables.

Investing Activities

Net cash used in investing activities decreased $5.9 billion, or 95%, to a use of $306 million for the three months ended and $5.9 billion, or 88%, to a use of $768 million, for the six months ended June 30, 2018.

The use of cash for the three months ended June 30, 2018 was primarily from:

•
$1.6 billion in Purchases of property and equipment, including capitalized interest, primarily driven by growth in network build as we continued deployment of low band spectrum, including beginning deployment of 600 MHz; partially offset by

•	$1.3 billion in proceeds related to beneficial interest in securitization transactions.

The use of cash for the six months ended June 30, 2018 was primarily from:

•
$3.0 billion in Purchases of property and equipment, including capitalized interest, primarily driven by growth in network build as we continued deployment of low band spectrum, including beginning deployment of 600 MHz; and

•	$338 million of cash consideration paid, net of cash acquired, for the acquisitions of Layer3 and IWS; partially offset by

•	$2.6 billion in proceeds related to beneficial interest in securitization transactions.

Financing Activities

Net cash used in financing activities increased $1.1 billion, or 50%, to a use of $3.3 billion for the three months ended and $1.9 billion, or 519%, to a use of $2.3 billion, for the six months ended June 30, 2018.

The use of cash for the three months ended June 30, 2018 was primarily from:

•	$2.4 billion for Repayments of long-term debt;

•	$2.2 billion for Repayments of our revolving credit facility;

•	$405 million for Repurchases of common stock; and

•	$181 million for Cash payments for debt prepayment or debt extinguishment costs; partially offset by

•	$2.1 billion in Proceeds from borrowing on our revolving credit facility.

The use of cash for the six months ended June 30, 2018 was primarily from:

•	$3.9 billion for Repayments of our revolving credit facility;

•	$3.3 billion for Repayments of long-term debt;

•	$1.1 billion for Repurchases of common stock; and

•	$327 million for Repayments of capital lease obligations; partially offset by

•	$4.2 billion in Proceeds from borrowing on our revolving credit facility; and

•	$2.5 billion in Proceeds from issuance of long-term debt.

Cash and Cash Equivalents

As of June 30, 2018, our Cash and cash equivalents were $215 million.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2018	2017	$	%	2018	2017	$	%
Net cash provided by operating activities	$1,261	$1,106	$155	14%	$2,031	$1,714	$317	18%
Cash purchases of property and equipment	(1,629)	(1,347)	(282)	21%	(2,995)	(2,875)	(120)	4%
Proceeds related to beneficial interests in securitization transactions	1,323	882	441	50%	2,618	2,016	602	30%
Cash payments for debt prepayment or debt extinguishment costs	(181)	(159)	(22)	14%	(212)	(188)	(24)	13%
Free Cash Flow	$774	$482	$292	61%	$1,442	$667	$775	116%

Free Cash Flow increased $292 million, or 61%, for the three months ended and $775 million, or 116%, for the six months ended June 30, 2018, primarily from:

•	Higher proceeds related to our deferred purchase price from securitization transactions; and

•	Higher net cash provided by operating activities, as described above; partially offset by

•
Higher purchases of property and equipment. Cash purchases of property and equipment include capitalized interest of $102 million and $34 million for the three months ended June 30, 2018 and 2017, respectively, and $145 million and $82 million for the six months ended June 30, 2018 and 2017, respectively.

Debt

As of June 30, 2018, our total debt was $28.0 billion, excluding our tower obligations, of which $26.6 billion was classified as long-term debt. Significant debt-related activity for the six months ended June 30, 2018 included:

Debt to Third Parties

During the six months ended June 30, 2018, we issued the following Senior Notes:

(in millions)	Principal Issuances	Issuance Costs	Net Proceeds from Issuance of Long-Term Debt	Issue Date
4.500% Senior Notes due 2026	$1,000	$2	$998	January 25, 2018
4.750% Senior Notes due 2028	1,500	4	1,496	January 25, 2018
Total of Senior Notes issued	$2,500	$6	$2,494

We used the net proceeds of $2.494 billion from the public debt issuance in January 2018 to redeem our $1.750 billion of 6.625% Senior Notes due 2023 on April 1, 2018, and to redeem our $600 million of 6.836% Senior Notes due 2023 on April 28, 2018, as further discussed below, and for general corporate purposes, including the partial repayment of borrowings under our revolving credit facility with DT.

During the six months ended June 30, 2018, we made the following note redemptions:

(in millions)	Principal Amount	Write-off of Premiums, Discounts and Issuance Costs (1)	Call Penalties (1) (2)	Redemption Date	Redemption Price
6.125% Senior Notes due 2022	$1,000	$1	$31	January 15, 2018	103.063%
6.625% Senior Notes due 2023	1,750	(75)	58	April 1, 2018	103.313%
6.836% Senior Notes due 2023	600	—	21	April 28, 2018	103.418%

(1)
Write-off of premiums, discounts, issuance costs and call penalties are included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income. Write-off of premiums, discounts and issuance costs are included in Losses on redemption of debt within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

(2)	The call penalty is the excess paid over the principal amount. Call penalties are included within Net cash used in financing activities in our Condensed Consolidated Statements of Cash Flows.

Debt to Affiliates

On April 30, 2018, DT purchased (i) $1.0 billion in aggregate principal amount of 4.500% Senior Notes due 2026 and (ii) $1.5 billion in aggregate principal amount of 4.750% Senior Notes due 2028 directly from T-Mobile USA and certain of its affiliates, as guarantors, with no underwriting discount (the “New DT Notes”).

We used the net proceeds of $2.5 billion from the transaction to refinance existing indebtedness to DT as follows:

(in millions)	Principal Amount	Write -off of Embedded Derivatives (1)	Other (2)	Redemption Date	Redemption Price
8.097% Senior Reset Notes due 2021	$1,250	$(8)	$51	April 28, 2018	104.0485%
8.195% Senior Reset Notes due 2022	1,250	(8)	51	April 28, 2018	104.0975%

(1)
Certain components of the reset features were required to be bifurcated from the DT Senior Reset Notes and separately accounted for as embedded derivative instruments. Write-off of embedded derivatives are included in Losses on redemption of debt within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

(2)
Cash for the premium portion of the redemption price set forth in the indenture governing the DT Senior Reset Notes, plus accrued but unpaid interest on the DT Senior Reset Notes to, but not including, the exchange date.

Incremental Term Loan Facility

In March 2018, we amended the terms of the Incremental Term Loan Facility. Following this amendment, the applicable margin payable on LIBOR indexed loans is 1.50% under the $2.0 billion Incremental Term Loan Facility maturing on November 9, 2022 and 1.75% under the $2.0 billion Incremental Term Loan Facility maturing on January 31, 2024. The amendment also modified the Incremental Term Loan Facility to (i) include a soft-call prepayment premium of 1.00% of the outstanding principal amount of the loans under the Incremental Term Loan Facility payable to DT upon certain refinancing of such loans by us with lower priced debt prior to a date that is six months after March 29, 2018 and (ii) update certain covenants and other provisions to make them substantially consistent, subject to certain additional carve outs, with our most recently publicly issued notes. No issuance fees were incurred related to this debt agreement for the three and six months ended June 30, 2018.

Revolving Credit Facility

In January 2018, we utilized proceeds under our revolving credit facility with DT to redeem $1.0 billion in aggregate principal amount of our 6.125% Senior Notes due 2022 and for general corporate purposes. On January 29, 2018, the proceeds utilized under our revolving credit facility with DT were repaid. The proceeds and borrowings from the revolving credit facility are presented in Proceeds from borrowing on revolving credit facility and Repayments of revolving credit facility within Net cash used in financing activities in our Condensed Consolidated Statements of Cash Flows. As of June 30, 2018, there was $320 million in outstanding borrowings under the revolving credit facility. As of December 31, 2017, there were no outstanding borrowings under the revolving credit facility.

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

Commitment Letter

In connection with the entry into the Business Combination Agreement, T-Mobile USA entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018, the “Commitment Letter”), with certain financial institutions named therein that have committed to provide up to $38.0 billion in secured and unsecured debt financing, including a $4.0 billion secured revolving credit facility, a $7.0 billion secured term loan facility, a $19.0 billion secured bridge loan facility and an $8.0 billion unsecured bridge loan facility. Following the receipt of the debt consents described below, as permitted by the terms of the commitment letter, on May 22, 2018, T-Mobile USA reallocated the entire $8.0 billion unsecured bridge loan facility to be part of the secured bridge loan facility, increasing the size of the secured bridge loan facility to $27.0 billion, and subsequently on June 6, 2018, reduced the commitments under the secured bridge facility by $8.0 billion, such that the remaining size of the secured bridge facility is currently $19.0 billion and total committed financing is currently $30.0 billion. The funding of the debt facilities provided for in the Commitment Letter is subject to the satisfaction of the conditions set forth therein, including consummation of the proposed Merger. The proceeds of the debt financing provided for in the Commitment Letter will be used to refinance certain existing debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing working capital needs of the combined company.

Financing Matters Agreement

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a Financing Matters Agreement, dated as of April 29, 2018 (the “Financing Matters Agreement”). Pursuant to the Financing Matters Agreement, DT agreed, among other things, to consent to the incurrence by T-Mobile USA of secured debt in connection with and after the consummation of the Merger, and to provide a lock up on sales thereby as to certain senior notes of T-Mobile USA held thereby. In addition, T-Mobile USA agreed, among other things, to repay and terminate, upon closing of the Merger, the Incremental Term Loan Facility and the revolving credit facility of T-Mobile USA which are provided by DT, as well as $2.0 billion of T-Mobile USA’s 5.300% senior notes due 2021 and $2.0 billion of T-Mobile USA’s 6.000% senior notes due 2024. In addition, T-Mobile USA and DT agreed, upon closing of the Merger, to amend the $1.25 billion of T-Mobile USA’s 5.125% senior notes due 2025 and $1.25 billion of T-Mobile USA’s 5.375% senior notes due 2027 to change the maturity dates thereof to April 15, 2021 and April 15, 2022, respectively. In connection with receiving the requisite consents, our upfront payment to DT was $7 million during the three months ended June 30, 2018 and was recognized as a reduction to Long-term debt to affiliates in our Condensed Consolidated Balance Sheets. If the Business Combination is consummated, we will make additional payments for requisite consents to DT of $20 million. We have not accrued these additional payments as of June 30, 2018.

Consents on Debt to Third-Parties

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement, we obtained consents necessary to effect certain amendments to our Senior Notes to third parties in connection with the Business Combination Agreement. Pursuant to the Consent Solicitation Statement, third party Notes holders agreed, among other things, to consent to increasing the amount of Secured Indebtedness under Credit Facilities that can be incurred from the greater of $9 billion and 150% of Consolidated Cash Flow to the greater of $9 billion and an amount that would not cause the Secured Debt to Cash Flow Ratio (calculated net of cash and cash equivalents) to exceed 2.00x (the “Ratio Secured Debt Proposed Amendments”) and in each case as such capitalized term is defined in the Indenture. In connection with receiving the requisite consents for the Ratio Secured Debt Proposed Amendments, our upfront payments to third party Note holders were $17 million during the three months ended June 30, 2018, and were recognized as a reduction to Long-term debt in our Condensed Consolidated Balance Sheets. These upfront payments increased the effective interest rate of the related debt.

In addition, Note holders agreed, among other things, to allow certain entities related to Sprint’s existing spectrum securitization notes program (“Existing Sprint Spectrum Program”) to be non-guarantor Restricted Subsidiaries, provided that the principal amount of the spectrum notes issued and outstanding under the Existing Sprint Spectrum Program does not exceed $7.0 billion and that the principal amount of such spectrum notes reduces the amount available under the Credit Facilities ratio basket, and to revise the definition of GAAP to mean generally accepted accounting principles in effect from time to time, unless the Company elects to “freeze” GAAP as of any date, and to exclude the effect of the changes in the accounting treatment of lease obligations (the “Existing Sprint Spectrum and GAAP Proposed Amendments,” and together with the Ratio Secured Debt Proposed Amendments, the “Proposed Amendments”). In connection with receiving the requisite consents for the Existing Sprint Spectrum and GAAP Proposed Amendments, our upfront payments to third party Note holders were $14 million during the three months ended June 30, 2018, and were recognized as a reduction to Long-term debt in our Condensed Consolidated Balance Sheets. These upfront payments increased the effective interest rate of the related debt.

In connection with obtaining the requisite consents, on May 20, 2018, T-Mobile USA, the guarantors and Deutsche Bank Trust Company Americas, as trustee, executed and delivered the 37th supplemental indenture to the Indenture, pursuant to which, with respect to each of the Notes, the Proposed Amendments will become effective immediately prior to the consummation of the Business Combination with Sprint.

We paid third party bank fees associated with obtaining the requisite consents related to the Proposed Amendments of $6 million during the three months ended June 30, 2018, which we recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income. If the Business Combination is consummated, we will make additional payments to third party Note holders for requisite consents related to the Ratio Secured Debt Proposed Amendments of up to $54 million and additional payments to third party Note holders for requisite consents related to the Existing Sprint Spectrum and GAAP Proposed Amendments of up to $41 million. We have not accrued these payments as of June 30, 2018.

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

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of June 30, 2018.

Capital Lease Facilities

We have entered into uncommitted capital lease facilities with certain partners, which provide us with the ability to enter into capital leases for network equipment and services. As of June 30, 2018, we have committed to $2.5 billion of capital leases under these capital lease facilities, of which $176 million and $318 million was executed during the three and six months ended June 30, 2018, respectively. We expect to enter into up to an additional $582 million in capital lease commitments during 2018.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure. Property and equipment capital expenditures primarily relate to our network transformation, including the build out of 700 MHz A-Block and 600 MHz spectrum licenses. We expect cash purchases of property and equipment, excluding capitalized interest, to be at the high end of the range of $4.9 billion to $5.3 billion in 2018. This includes expenditures for 5G deployment. This does not include property and equipment obtained through capital lease agreements, leased wireless devices transferred from inventory or any additional purchases of spectrum licenses.

Share Repurchases

Effective as of December 6, 2017, our Board of Directors authorized a stock repurchase program for up to $1.5 billion of our common stock through December 31, 2018. During the three and six months ended June 30, 2018, we repurchased an additional 6.2 million and 16.7 million shares of our common stock, respectively, for $388 million and $1.1 billion, respectively. From the inception of the 2017 Stock Repurchase Program through April 27, 2018, we repurchased 23.7 million shares of our common stock at an average price per share of $63.07 for a total purchase price of $1.5 billion. Repurchased shares are retired. The repurchase program completed on April 29, 2018.

On April 27, 2018, our Board of Directors authorized an increase in the total stock repurchase program to $9.0 billion, consisting of the $1.5 billion in repurchases previously completed and for up to an additional $7.5 billion of our common stock. The additional $7.5 billion repurchase authorization is contingent upon the termination of the Business Combination Agreement and the abandonment of the Transactions. See Note 12 – Repurchases of Common Stock of the Notes to the Condensed Consolidated Financial Statements for further information.

Related-Party Transactions

During the first half of 2018, we entered into certain debt related transactions with affiliates. See Note 9 – Debt of the Notes to the Condensed Consolidated Financial Statements for further information.

In the first quarter of 2018, DT, our majority stockholder and an affiliated purchaser, purchased 3.3 million additional shares of our common stock at an aggregate market value of $200 million in the public market or from other parties, in accordance with the rules of the SEC and other applicable legal requirements. There were no purchases in the second quarter of 2018. We do not receive proceeds from these purchases. See Note 12 – Repurchases of Common Stock of the Notes to the Condensed Consolidated Financial Statements for further information.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended June 30, 2018, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with DT. We have relied upon DT for information regarding their activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company (“MTN Irancell”), Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the three months ended June 30, 2018, gross revenues of all DT affiliates generated by roaming and interconnection traffic with Iran were less than $1 million and estimated net profits were less than $1 million.

In addition, DT, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended June 30, 2018 were less than $0.1 million. We understand that DT intends to continue these activities.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of June 30, 2018, T-Mobile derecognized net receivables of $2.7 billion upon sale through these arrangements. See Note 5 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements for further information.

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

Significant Judgments

The most significant judgments affecting the amount and timing of revenue from contracts with our customers include the following items:

•
For transactions where we recognize a significant financing component, judgment is required to determine the discount rate. For EIP sales, the discount rate used to adjust the transaction price primarily reflects current market interest rates and the estimated credit risk of the customer.

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

Wireless Services Revenue

We generate our wireless services revenues from providing access to, and usage of, our wireless communications network. Service revenues also include revenues earned for providing value added services to customers, such as handset insurance services. Service contracts are billed monthly either in advance or arrears, or are prepaid. Generally, service revenue is recognized as we satisfy our performance obligation to transfer service to our customers. We typically satisfy our stand-ready performance obligations, including unlimited wireless services, evenly over the contract term. For usage-based and prepaid wireless services, we satisfy our performance obligations when services are rendered.

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

Federal Universal Service Fund and other regulatory fees are assessed by various governmental authorities in connection with the services we provide to our customers and included in Cost of services. When we separately bill and collect these regulatory fees from customers, they are recorded in Total service revenues in our Condensed Consolidated Statements of Comprehensive Income.

We have made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by T-Mobile from a customer (for example, sales, use, value added, and some excise taxes).

Equipment Revenues

We generate equipment revenues from the sale or lease of mobile communication devices and accessories. For performance obligations related to equipment contracts, we typically transfer control at a point in time when the device or accessory is delivered to, and accepted by, the customer or dealer. We have elected to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. We establish provisions for estimated device returns based on historical experience. Equipment sales not probable of collection are generally recorded as payments are received. Our assessment of collectibility considers contract terms such as down payments that reduce our exposure to credit risk.

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

In addition, for customers who enroll in our JUMP!® program, we recognize a liability based on the estimated fair value of the specified-price trade-in right guarantee. The fair value of the guarantee is deducted from the transaction price under the new revenue standard, and the remaining transaction price is allocated to other elements of the contract, including service and equipment performance obligations. See “Guarantee Liabilities” in Note 1 - Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

For contracts that involve more than one product or service that are identified as separate performance obligations, the transaction price is allocated to the performance obligations based on their relative standalone selling prices. Standalone selling price is the price at which T-Mobile would sell the good or service separately to a customer and is most commonly evidenced by the price at which T-Mobile sells that good or service separately in similar circumstances and to similar customers.

A contract asset is recorded when revenue is recognized in advance of our right to receive consideration (i.e., we must perform additional services in order to receive consideration). Amounts are recorded as receivables when our right to consideration is unconditional. When consideration is received or we have an unconditional right to consideration in advance of delivery of goods or services, a contract liability is recorded. The transaction price can include non-refundable upfront fees, which are allocated to the identifiable performance obligations.

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

See Note 1 - Summary of Significant Accounting Policies and Note 11 - Revenue from Contracts with Customers of the Notes to the Condensed Consolidated Financial Statements for further information.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-Q, the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, and as supplemented by the following risk factors and the risk factors contained in the section entitled “Risk Factors” in the preliminary joint consent solicitation/proxy statement of T-Mobile and Sprint included in the registration statement on Form S-4 file with the SEC on July 30, 2018, should be considered carefully in evaluating T-Mobile. Our business, financial condition, liquidity, or operating results, as well as the price of our common stock and other securities, could be materially adversely affected by any of these risks.

Risks Related to the Proposed Transactions

The closing of the Transactions is subject to a number of conditions, including the receipt of approvals from various governmental entities, which may not approve the Transactions, may delay the approvals for, or may impose conditions or restrictions on, jeopardize or delay completion of, or reduce or delay the anticipated benefits of, the Transactions, and if these conditions are not satisfied or waived, the Transactions will not be completed.

The completion of the Transactions is subject to a number of conditions, including, among others, obtaining certain governmental authorizations, consents, orders or other approvals, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the receipt of required approvals from the FCC and any state and territorial public utility commissions or similar state and foreign regulatory bodies, clearance by the Committee on Foreign Investment in the United States and approval by the Defense Security Service, and the absence of any injunction prohibiting the Transactions or any legal requirements enacted by a court or other governmental entity preventing the completion of the Transactions. There is no assurance that these required authorizations, consents, orders or other approvals will be obtained or that they will be obtained in a timely manner, or whether they will be subject to required actions, conditions, limitations or restrictions on the combined company’s business, operations or assets. If any such required actions, conditions, limitations or restrictions are imposed, they may jeopardize or delay completion of the Transactions, reduce or delay the anticipated benefits of the Transactions or allow the parties to the Business Combination Agreement to terminate the Business Combination Agreement, which could result in a material adverse effect on our or the combined company’s business, financial condition or operating results. In addition, the completion of the Transactions is also subject to T-Mobile USA having specified minimum credit ratings on the closing date of the Transactions (after giving effect to the Merger) from at least two of three specified credit rating agencies, subject to certain qualifications. In the event that we terminate the Business Combination Agreement in connection with a failure to satisfy the closing condition related to the specified minimum credit ratings, then in certain circumstances, we may be required to pay Sprint an amount equal to $600 million. If the Transactions are not completed by April 29, 2019 (subject to extension to July 29, 2019, and further extension to October 29, 2019, if the only conditions not satisfied or waived (other than those conditions that by their terms are to be satisfied at the closing, which conditions are then capable of being satisfied) are conditions relating to the required regulatory and other governmental consents and the absence of restraints), either we or Sprint may terminate the Business Combination Agreement. The Business Combination Agreement

may also be terminated if the other conditions to closing are not satisfied, and wee and Sprint may also mutually decide to terminate the Business Combination Agreement.

Failure to complete the Merger could negatively impact us and our business, assets, liabilities, prospects, outlook, financial condition or results of operations.

If the Merger is not completed for any reason, we may be subject to a number of material risks. The price of our common stock may decline to the extent that its current market price reflects a market assumption that the Merger will be completed. In addition, some costs related to the Transactions must be paid by us whether or not the Transactions are completed. Furthermore, we may experience negative reactions from our stockholders, customers, employees, suppliers, distributors, retailers, dealers and others who deal with us, which could have an adverse effect on our business, financial condition and results of operations.

In addition, it is expected that if the Merger is not completed, we will continue to lack the network, scale and financial resources of the current market share leaders in, and other companies that have more recently begun providing, wireless services. Further, if the Merger is not completed, it is expected that we will not be able to deploy a nationwide 5G network on the same scale and on the same timeline as the combined company, and therefore will continue to be limited in their respective abilities to compete effectively in the 5G era.

We are subject to various uncertainties, including litigation and contractual restrictions and requirements while the Transactions are pending that could disrupt our or the combined company’s business and adversely affect our or the combined company’s business, assets, liabilities, prospects, outlook, financial condition and results of operations.

Uncertainty about the effect of the Transactions on employees, customers, suppliers, vendors, distributors, dealers and retailers may have an adverse effect on us or the combined company. These uncertainties may impair the ability to attract, retain and motivate key personnel during the pendency of the Transactions and, if the Transactions are completed, for a period of time thereafter, as existing and prospective employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business following the completion of the Transactions could be negatively impacted. We or the combined company may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent. Additionally, these uncertainties could cause customers, suppliers, distributors, dealers, retailers and others to seek to change or cancel existing business relationships with us or the combined company or fail to renew existing relationships. Suppliers, distributors and content and application providers may also delay or cease developing for T-Mobile or the combined company new products that are necessary for the operations of its business due to the uncertainty created by the Transactions. Competitors may also target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Transactions.
The Business Combination Agreement also restricts us, without Sprint’s consent, from taking certain actions outside of the ordinary course of business while the Transactions are pending, including, among other things, certain acquisitions or dispositions of businesses and assets, entering into or amending certain contracts, repurchasing or issuing securities, making capital expenditures and incurring indebtedness, in each case subject to certain exceptions. These restrictions may have a significant negative impact on our business, results of operations and financial condition.

Management and financial resources have been diverted and will continue to be diverted toward the completion of the Transactions. We have incurred, and expect to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Transactions. These costs could adversely affect our or the combined company’s financial condition and results of operations.

In addition, we and our affiliates are involved in various disputes, governmental and/or regulatory inspections, investigations and proceedings and litigation matters that arise from time to time, and it is possible that an unfavorable resolution of these matters could adversely affect us and our results of operations, financial condition and cash flows and the results of operations, financial condition and cash flows of the combined company.

The Business Combination Agreement contains provisions that restrict the ability of our Board to pursue alternatives to the Transactions.

The Business Combination Agreement contains non-solicitation provisions that restrict our ability to solicit, initiate, knowingly encourage or knowingly take any other action designed to facilitate, any inquiries regarding, or the making of, any proposal the completion of which would constitute an alternative transaction for purposes of the Business Combination Agreement. In addition, the Business Combination Agreement does not permit us to terminate the Business Combination Agreement in order to enter into an agreement providing for, or to complete, such an alternative transaction.

A significant stockholder of T-Mobile has executed a support agreement that requires such stockholder to deliver a written consent in favor of the Transactions, which will constitute approval of the Transactions by our stockholders, even if our Board changes its recommendation to our stockholders.

Subsequent to the execution of the Business Combination Agreement, DT and DT Holding entered into a support agreement under which they agreed to execute and deliver a written consent with respect to all of the outstanding shares of our common stock held by DT Holding. As of April 25, 2018, DT Holding held approximately 63.5% of the outstanding shares of our common stock. The delivery of the written consent will constitute receipt by us of the requisite approval of our stockholders for the Transactions, and DT and DT Holding are required to deliver the written consent even if our Board changes its recommendation to our stockholders.

Our directors and officers may have interests in the Transactions different from the interests of our stockholders.

Certain of our directors and executive officers negotiated the terms of the Business Combination Agreement. Our directors and executive officers may have interests in the Transactions that are different from, or in addition to, those of our stockholders. These interests include, but are not limited to, the continued service of certain of our directors as directors of the combined company, the continued employment of certain of our executive officers by the combined company, severance agreements and amended employment terms and other rights held by our directors and executive officers, and provisions in the Business Combination Agreement regarding continued indemnification of and advancement of expenses to our directors and officers.

Risks Related to Integration and the Combined Company

Although we expect that the Transactions will result in synergies and other benefits, those synergies and benefits may not be realized or may not be realized within the expected time frame.

Our ability to realize the anticipated benefits of the Transactions will depend, to a large extent, on the combined company’s ability to integrate our and Sprint’s businesses in a manner that facilitates growth opportunities and achieves the projected standalone cost savings and revenue growth trends identified by each company without adversely affecting current revenues and investments in future growth. In addition, some of the anticipated synergies are not expected to occur for a significant time period following the completion of the Transactions and will require substantial capital expenditures in the near term to be fully realized. Even if the combined company is able to integrate the two companies successfully, the anticipated benefits of the Transactions, including the expected synergies and network benefits, may not be realized fully or at all or may take longer to realize than expected.

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

The combination of two independent businesses is complex, costly and time-consuming and may divert significant management attention and resources to combining our and Sprint’s business practices and operations. This process may disrupt our business. The failure to meet the challenges involved in combining the two businesses and to realize the anticipated benefits of the Transactions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company. The overall combination of our and Sprint’s businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management attention to integration matters;

•
difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure and financial reporting and internal control systems;

•	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in integrating employees and attracting and retaining key personnel;

•	challenges in retaining existing customers and obtaining new customers;

•	difficulties in achieving anticipated cost savings, synergies, accretion targets, business opportunities, financing plans and growth prospects from the combination;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	the impact of the additional debt financing expected to be incurred in connection with the Transactions;

•	the transition of management to the combined company management team, and the need to address possible differences in corporate cultures and management philosophies;

•	contingent liabilities that are larger than expected; and

•	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Transactions.

Many of these factors are outside of our control and/or will be outside the control of the combined company, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of our and Sprint’s businesses are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of our and Sprint’s businesses. All of these factors could cause dilution to the earnings per share of the combined company, decrease or delay the projected accretive effect of the Merger, and negatively impact the price of our common stock following the Merger. As a result, it cannot be assured that the combination of T-Mobile and Sprint will result in the realization of the full benefits expected from the Transactions within the anticipated time frames or at all.

The indebtedness of the combined company following the completion of the Transactions will be substantially greater than the indebtedness of each of T-Mobile and Sprint on a standalone basis prior to the execution of the Business Combination Agreement. This increased level of indebtedness could adversely affect the combined company’s business flexibility and increase its borrowing costs.

In connection with the Transactions, we and Sprint have conducted, and expect to conduct, certain pre-Merger financing transactions, which will be used in part to prepay a portion of our and Sprint’s existing indebtedness and to fund liquidity needs. After giving effect to the pre-Merger financing transactions, the Transactions and the other transactions contemplated by the Business Combination Agreement, we anticipate that the combined company will have consolidated indebtedness of approximately $75.0 billion to $77.0 billion, based on estimated December 31, 2018 debt and cash balances and excluding tower obligations.

Our substantially increased indebtedness following the Transactions will have the effect, among other things, of reducing our flexibility to respond to changing business, economic, market and industry conditions and increasing the amount of cash required to meet interest payments. In addition, this increased level of indebtedness following the Transactions may reduce funds available to support efforts to combine our and Sprint’s businesses and realize the expected benefits of the Transactions, and may also reduce funds available for capital expenditures, share repurchases and other activities that may put the combined company at a competitive disadvantage relative to other companies with lower debt levels. Further, it may be necessary for the combined company to incur substantial additional indebtedness in the future, subject to the restrictions contained in its debt instruments, which could increase the risks associated with the capital structure of the combined company.

Because of the substantial indebtedness of the combined company following the completion of the Transactions, there is a risk that the combined company may not be able to service its debt obligations in accordance with their terms.

The ability of the combined company to service its substantial debt obligations following the Transactions will depend in part on future performance, which will be affected by business, economic, market and industry conditions and other factors, including the ability of the combined company to achieve the expected benefits of the Transactions. There is no guarantee that the combined company will be able to generate sufficient cash flow to service its debt obligations when due. If the combined company is unable to meet such obligations or fails to comply with the financial and other restrictive covenants contained in the agreements governing such debt obligations, it may be required to refinance all or part of its debt, sell important strategic assets at unfavorable prices or make additional borrowings. The combined company may not be able to, at any given time, refinance its debt, sell assets or make additional borrowings on commercially reasonable terms or at all, which could have a material adverse effect on its business, financial condition and results of operations after the Transactions.

In addition, some or all of the combined company’s variable-rate indebtedness may use the LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequence of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

The agreements governing the combined company’s indebtedness and other financings will include restrictive covenants that limit the combined company’s operating flexibility.

The agreements governing the combined company’s indebtedness and other financings will impose material operating and financial restrictions on the combined company. These restrictions, subject in certain cases to customary baskets, exceptions and maintenance and incurrence-based financial tests, may limit the combined company’s ability to engage in transactions and pursue strategic business opportunities, including the following:

•	incurring additional indebtedness and issuing preferred stock;

•	paying dividends, redeeming capital stock or making other restricted payments or investments;

•	selling or buying assets, properties or licenses;

•	developing assets, properties or licenses which the combined company has or in the future may procure;

•	creating liens on assets securing indebtedness or other obligations;

•	participating in future FCC auctions of spectrum or private sales of spectrum;

•	engaging in mergers, acquisitions, business combinations or other transactions;

•	entering into transactions with affiliates; and

•	placing restrictions on the ability of subsidiaries to pay dividends or make other payments.

These restrictions could limit the combined company’s ability to obtain debt financing, make share repurchases, refinance or pay principal on its outstanding indebtedness, complete acquisitions for cash or indebtedness or react to business, economic, market and industry conditions and other changes in its operating environment or the economy. Any future indebtedness that the combined company incurs may contain similar or more restrictive covenants. Any failure to comply with the restrictions of the combined company’s debt agreements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these and other agreements, giving the combined company’s lenders the right to terminate any commitments they had made to provide it with further funds and to require the combined company to repay all amounts then outstanding.

The financing of the Transactions is not assured.

Although we have received debt financing commitments from lenders to provide various bridge and other credit facilities to finance the Transactions, the obligation of the lenders to provide these facilities is subject to a number of conditions. We may seek to modify our existing financing arrangements in connection with the Transactions, subject to the terms of the Business Combination Agreement, and we do not currently have commitments from lenders providing our existing financing arrangements for these modifications. Even if we are able to obtain financing or modify their existing financing arrangements, the terms of such new or modified financing arrangements may not be available to us on favorable terms, and we may incur significant costs in connection with entering into such financing. Accordingly, financing for the Transactions may not be obtained on the expected terms or at all.

In particular, we have received commitments for a $19.0 billion secured bridge loan facility. We expect to conduct one or more secured notes offerings to reduce commitments under the secured bridge facility. However, there can be no assurance that we will be able to issue the secured notes or other long-term financing on terms it finds acceptable or at all, in which case we may choose to borrow under the secured bridge facility. Accordingly, the costs of financing for the Transactions may be higher than expected.

Credit rating downgrades could adversely affect the businesses, cash flows, financial condition and operating results of T-Mobile and, following the Transactions, the combined company.

Credit ratings impact the cost and availability of future borrowings, and, as a result, cost of capital. Our current ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations or, following the completion of the Transactions, obligations to the combined company’s obligors. Each rating agency reviews these ratings periodically and there can be no assurance that such ratings will be maintained in the future. A downgrade in the rating of us and/or Sprint could adversely affect the businesses, cash flows, financial condition and operating results of T-Mobile and, following the Transactions, the combined company.

We have incurred, and will incur, direct and indirect costs as a result of the Transactions.

We have incurred, and will incur, substantial expenses in connection with and as a result of completing the Transactions, and over a period of time following the completion of the Transactions, the combined company also expects to incur substantial expenses in connection with integrating and coordinating our and Sprint’s businesses, operations, policies and procedures. A portion of the transaction costs related to the Transactions will be incurred regardless of whether the Transactions are completed. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses will exceed the costs historically borne by us. These costs could adversely affect our financial condition and results of operations prior to the Transactions and the financial condition and results of operations of the combined company following the Transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

Share repurchase activity during the three months ended June 30, 2018 was as follows:

	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (a)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a)(b)
04/01/2018 - 04/30/2018	6,240,219	$62.12	6,240,219	$7,500
05/01/2018 - 05/31/2018	—	—	—	7,500
06/01/2018 - 06/30/2018	—	—	—	7,500
Total	6,240,219	$62.12	6,240,219	7,500

(a)
On December 6, 2017, our Board of Directors authorized a stock repurchase program for up to $1.5 billion of our common stock through December 31, 2018. The repurchase program completed on April 29, 2018.

(b)
On April 27, 2018, our Board of Directors authorized a stock repurchase program for up to $9.0 billion consisting of the $1.5 billion in repurchases previously completed and for up to an additional $7.5 billion of repurchases of our common stock, allocated as up to $500 million of shares of common stock through December 31, 2018, up to $3.0 billion of shares of common stock for the year ending December 31, 2019 and up to $4.0 billion of shares of common stock for the year ending December 31, 2020, with any authorized but unutilized repurchase capacity for any of the foregoing periods increasing the authorized repurchase capacity for the succeeding period by the amount of such unutilized repurchase capacity. The additional $7.5 billion repurchase authorization is contingent upon the termination of the Business Combination Agreement and the abandonment of the Transactions. See Note 12 - Repurchases of Common Stock in the Notes to the Condensed Consolidated Financial Statements for further information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
2.1*	Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V. and SoftBank Group Corp.	8-K	04/30/2018	2.1
4.1	Thirty-Fourth Supplemental Indenture, dated as of April 26, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	05/01/2018	4.5
4.2	Thirty-Fifth Supplemental Indenture, dated as of April 30, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.500% Senior Note due 2026-1.	8-K	05/04/2018	4.1
4.3	Thirty-Sixth Supplemental Indenture, dated as of April 30, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028-1.	8-K	05/04/2018	4.2
4.4	Thirty-Seventh Supplemental Indenture, dated as of May 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	8-K	05/21/2018	4.1
10.1	Support Agreement, dated as of April 29, 2018, by and among SoftBank Group Corp., SoftBank Group Capital Limited, Starburst I, Inc., Galaxy Investment Holdings, Inc., T-Mobile US, Inc., and Deutsche Telekom AG.	8-K	04/30/2018	10.1
10.2	Commitment Letter, dated as of April 29, 2018, by and among T-Mobile USA, Inc. and the financial institutions party thereto.	8-K	04/30/2018	10.2
10.3	Amended and Restated Commitment Letter, dated as of May 15, 2018, by and among T-Mobile USA, Inc. and the financial institutions party thereto.	8-K	05/17/2018	10.1
10.4	Financing Matters Agreement, dated as of April 29, 2018, by and between T-Mobile USA, Inc. and Deutsche Telekom AG.	8-K	04/30/2018	10.3
10.5**	Form of Severance Letter Agreement.	10-Q	05/01/2018	10.9
10.6**	First Amendment, dated as of April 28, 2018, to Amended and Restated Employment Agreement, dated as of April 1, 2017, between T-Mobile US, Inc. and John Legere.	10-Q	05/01/2018	10.10
10.7**	First Amendment, dated as of April 28, 2018, to Updated Compensation Term Sheet, dated as of January 1, 2017, between T-Mobile US, Inc. and Michael Sievert.	10-Q	05/01/2018	10.11
10.8**	First Amendment, dated as of April 28, 2018, to Amended and Restated Employment Agreement, dated as of December 20, 2017, between T-Mobile US, Inc. and J. Braxton Carter.	10-Q	05/01/2018	10.12
10.9	First Amendment, dated as of April 3, 2018, to Third Amended and Restated Master Receivables Purchase Agreement, dated as of February 5, 2018, among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, MUFG Bank (Europe) N.V, Germany Branch, as bank collection agent, T-Mobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc. and T-Mobile USA, Inc., as performance guarantors.	10-Q	05/01/2018	10.13

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.10	Second Amendment, dated as of April 3, 2018, to the Second Amended and Restated Receivables Purchase and Administrative Agreement, dated as of August 21, 2017, among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., as performance guarantors, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.	10-Q	05/01/2018	10.14
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

T-MOBILE US, INC.

August 1, 2018	/s/ J. Braxton Carter
J. Braxton Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)