Form 10-Q
period 2018-09-30
T-Mobile US, Inc.
filed 2018-10-30
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☒                        Accelerated filer             ☐
Non-accelerated filer     ☐                        Smaller reporting company        ☐
Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 25, 2018
Common Stock, $0.00001 par value per share	848,393,022

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$329	$1,219
Accounts receivable, net of allowances of $70 and $86	1,652	1,915
Equipment installment plan receivables, net	2,366	2,290
Accounts receivable from affiliates	12	22
Inventories	958	1,566
Other current assets	1,969	1,903
Total current assets	7,286	8,915
Property and equipment, net	22,502	22,196
Goodwill	1,901	1,683
Spectrum licenses	35,553	35,366
Other intangible assets, net	229	217
Equipment installment plan receivables due after one year, net	1,223	1,274
Other assets	1,488	912
Total assets	$70,182	$70,563
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$6,500	$8,528
Payables to affiliates	226	182
Short-term debt	783	1,612
Deferred revenue	696	779
Other current liabilities	367	414
Total current liabilities	8,572	11,515
Long-term debt	11,993	12,121
Long-term debt to affiliates	14,581	14,586
Tower obligations	2,565	2,590
Deferred tax liabilities	4,370	3,537
Deferred rent expense	2,761	2,720
Other long-term liabilities	985	935
Total long-term liabilities	37,255	36,489
Commitments and contingencies (Note 15)
Stockholders' equity
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 849,890,566 and 860,861,998 shares issued, 848,380,679 and 859,406,651 shares outstanding	—	—
Additional paid-in capital	37,956	38,629
Treasury stock, at cost, 1,509,887 and 1,455,347 shares issued	(7)	(4)
Accumulated other comprehensive income	—	8
Accumulated deficit	(13,594)	(16,074)
Total stockholders' equity	24,355	22,559
Total liabilities and stockholders' equity	$70,182	$70,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2018	2017	2018	2017
Revenues
Branded postpaid revenues	$5,244	$4,920	$15,478	$14,465
Branded prepaid revenues	2,395	2,376	7,199	7,009
Wholesale revenues	338	274	879	778
Roaming and other service revenues	89	59	247	151
Total service revenues	8,066	7,629	23,803	22,403
Equipment revenues	2,391	2,118	7,069	6,667
Other revenues	382	272	993	775
Total revenues	10,839	10,019	31,865	29,845
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,586	1,594	4,705	4,520
Cost of equipment sales	2,862	2,617	8,479	8,149
Selling, general and administrative	3,314	3,098	9,663	8,968
Depreciation and amortization	1,637	1,416	4,846	4,499
Gains on disposal of spectrum licenses	—	(29)	—	(67)
Total operating expense	9,399	8,696	27,693	26,069
Operating income	1,440	1,323	4,172	3,776
Other income (expense)
Interest expense	(194)	(253)	(641)	(857)
Interest expense to affiliates	(124)	(167)	(418)	(398)
Interest income	5	2	17	15
Other income (expense), net	3	1	(51)	(89)
Total other expense, net	(310)	(417)	(1,093)	(1,329)
Income before income taxes	1,130	906	3,079	2,447
Income tax expense	(335)	(356)	(831)	(618)
Net income	795	550	2,248	1,829
Dividends on preferred stock	—	(13)	—	(41)
Net income attributable to common stockholders	$795	$537	$2,248	$1,788

Net income	$795	$550	$2,248	$1,829
Other comprehensive income, net of tax
Unrealized gain on available-for-sale securities, net of tax effect of $0, $0, $0 and $2	—	1	—	3
Other comprehensive income	—	1	—	3
Total comprehensive income	$795	$551	$2,248	$1,832
Earnings per share
Basic	$0.94	$0.65	$2.65	$2.15
Diluted	$0.93	$0.63	$2.62	$2.10
Weighted average shares outstanding
Basic	847,087,120	831,189,779	849,960,290	829,974,146
Diluted	853,852,764	871,420,065	858,248,568	871,735,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Operating activities
Net income	$795	$550	$2,248	$1,829
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,637	1,416	4,846	4,499
Stock-based compensation expense	115	82	324	221
Deferred income tax expense	284	347	762	595
Bad debt expense	80	123	209	298
Losses from sales of receivables	48	67	127	242
Deferred rent expense	10	21	21	61
Losses on redemption of debt	—	—	122	86
Gains on disposal of spectrum licenses	—	(29)	—	(67)
Changes in operating assets and liabilities
Accounts receivable	(1,238)	(1,022)	(3,247)	(2,676)
Equipment installment plan receivables	(335)	(355)	(843)	(1,148)
Inventories	(115)	113	43	(28)
Other current and long-term assets	(193)	(184)	(309)	(330)
Accounts payable and accrued liabilities	(265)	(12)	(1,372)	(607)
Other current and long-term liabilities	39	60	(21)	(84)
Other, net	52	75	35	75
Net cash provided by operating activities	914	1,252	2,945	2,966
Investing activities
Purchases of property and equipment, including capitalized interest of $101, $29, $246 and $111	(1,362)	(1,441)	(4,357)	(4,316)
Purchases of spectrum licenses and other intangible assets	(22)	(15)	(101)	(5,820)
Proceeds related to beneficial interests in securitization transactions	1,338	1,110	3,956	3,126
Acquisition of companies, net of cash acquired	—	—	(338)	—
Other, net	4	1	30	(2)
Net cash used in investing activities	(42)	(345)	(810)	(7,012)
Financing activities
Proceeds from issuance of long-term debt	—	500	2,494	10,480
Payments of consent fees related to long-term debt	—	—	(38)	—
Proceeds from borrowing on revolving credit facility	1,810	1,055	6,050	2,910
Repayments of revolving credit facility	(2,130)	(1,735)	(6,050)	(2,910)
Repayments of capital lease obligations	(181)	(141)	(508)	(350)
Repayments of short-term debt for purchases of inventory, property and equipment, net	(246)	(4)	(246)	(296)
Repayments of long-term debt	—	—	(3,349)	(10,230)
Repurchases of common stock	—	—	(1,071)	—
Tax withholdings on share-based awards	(5)	(6)	(89)	(101)
Dividends on preferred stock	—	(13)	—	(41)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(212)	(188)
Other, net	(6)	(5)	(6)	11
Net cash used in financing activities	(758)	(349)	(3,025)	(715)
Change in cash and cash equivalents	114	558	(890)	(4,761)
Cash and cash equivalents
Beginning of period	215	181	1,219	5,500
End of period	$329	$739	$329	$739
Supplemental disclosure of cash flow information
Interest payments, net of amounts capitalized	$366	$343	$1,303	$1,565
Income tax payments	29	2	40	23
Noncash beneficial interest obtained in exchange for securitized receivables	1,263	972	3,596	2,980
Noncash investing and financing activities
Changes in accounts payable for purchases of property and equipment	$78	$(141)	$(672)	$(458)
Leased devices transferred from inventory to property and equipment	229	262	813	775
Returned leased devices transferred from property and equipment to inventory	(74)	(165)	(246)	(635)
Issuance of short-term debt for financing of property and equipment	—	1	291	291
Assets acquired under capital lease obligations	133	138	451	735

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

•
Sales of equipment to indirect dealers who have been identified as our customer (referred to as the sell-in model) often include credits subsequently paid to the dealer as a reimbursement for any discount promotions offered to the end consumer. These credits (payments to a customer) are accounted for as variable consideration when estimating the amount of revenue to recognize from the sales of equipment to indirect dealers and are estimated based on historical experience and other factors, such as expected promotional activity.

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

Index for Notes to the Condensed Consolidated Financial Statements

Equipment Revenues

We generate equipment revenues from the sale or lease of mobile communication devices and accessories. For performance obligations related to equipment contracts, we typically transfer control at a point in time when the device or accessory is delivered to, and accepted by, the customer or dealer. We have elected to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. We estimate variable consideration (e.g. device returns or certain payments to indirect dealers) based on historical experience as well as other factors, such as expected trends. Equipment sales not probable of collection are generally recorded as payments are received. Our assessment of collectibility considers contract terms such as down payments that reduce our exposure to credit risk.

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

A contract asset is recorded when revenue is recognized in advance of our right to receive consideration (i.e., we must perform additional services in order to receive consideration). Amounts are recorded as receivables when our right to consideration is unconditional. When consideration is received, or we have an unconditional right to consideration in advance of delivery of goods or services, a contract liability is recorded. The transaction price can include non-refundable upfront fees, which are allocated to the identifiable performance obligations.

Contract assets are included in Other current assets and Other assets and contract liabilities are included in Deferred revenue in our Condensed Consolidated Balance Sheets.

Index for Notes to the Condensed Consolidated Financial Statements

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

Index for Notes to the Condensed Consolidated Financial Statements

Financial statement results as reported under the new revenue standard as compared to the previous revenue standard for the three and nine months ended and as of September 30, 2018 are as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(in millions, except per share amounts)	Previous Revenue Standard	New Revenue Standard	Change	Previous Revenue Standard	New Revenue Standard	Change
Revenues
Branded postpaid revenues	$5,242	$5,244	$2	$15,503	$15,478	$(25)
Branded prepaid revenues	2,396	2,395	(1)	7,203	7,199	(4)
Wholesale revenues	295	338	43	836	879	43
Roaming and other service revenues	89	89	—	247	247	—
Total service revenues	8,022	8,066	44	23,789	23,803	14
Equipment revenues	2,286	2,391	105	6,791	7,069	278
Other revenues	382	382	—	993	993	—
Total revenues	10,690	10,839	149	31,573	31,865	292
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,562	1,586	24	4,655	4,705	50
Cost of equipment sales	2,867	2,862	(5)	8,491	8,479	(12)
Selling, general and administrative	3,320	3,314	(6)	9,724	9,663	(61)
Depreciation and amortization	1,637	1,637	—	4,846	4,846	—
Total operating expenses	9,386	9,399	13	27,716	27,693	(23)
Operating income	1,304	1,440	136	3,857	4,172	315
Total other expense, net	(310)	(310)	—	(1,093)	(1,093)	—
Income before income taxes	994	1,130	136	2,764	3,079	315
Income tax expense	(300)	(335)	(35)	(750)	(831)	(81)
Net income	$694	$795	$101	$2,014	$2,248	$234
Earnings per share
Basic earnings per share	0.82	0.94	0.12	2.37	2.65	0.28
Diluted earnings per share	0.81	0.93	0.12	2.35	2.62	0.27

	September 30, 2018
(in millions)	Previous Revenue Standard	New Revenue Standard	Change
Assets
Other current assets	$1,874	$1,969	$95
Other assets	969	1,488	519
Liabilities and Stockholders’ Equity
Deferred revenue	$682	$696	$14
Deferred tax liabilities	4,216	4,370	154
Accumulated deficit	(14,040)	(13,594)	446

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

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (the “new cash flow standard”). The new cash flow standard is intended to reduce current diversity in practice and provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. We adopted the new cash flow standard on January 1, 2018, which was the date it became effective for us. We have applied the new cash flow standard retrospectively to all periods presented. The new cash flow standard impacted the presentation of cash flows related to our beneficial interests in securitization transactions, which is the deferred purchase price, resulting in a reclassification of cash inflows from Operating activities to Investing activities of $1.3 billion and $1.1 billion for the three months ended September 30, 2018 and 2017, respectively, and $4.0 billion and $3.1 billion for the nine months ended September 30, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. The new cash flow standard also impacted the presentation of our cash payments for debt prepayment and debt extinguishment costs, resulting in a reclassification of cash outflows from Operating activities to Financing activities of $212 million and $188 million for the nine months ended September 30, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. There were no cash payments for debt prepayment and debt extinguishment costs during the three months ended September 30, 2018 and 2017.

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

Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and has since modified the standard with several ASUs (collectively, the “new lease standard”). The new lease standard requires most lessees to report a right-of-use asset and a lease liability. The income statement recognition is similar to existing lease accounting and is based on lease classification. The new lease standard requires lessees and lessors to classify most leases using principles similar to existing lease accounting. For lessors, the new lease standard modifies the classification criteria and the accounting for sales-type and direct financing leases. The new lease standard provides entities two options for applying the modified retrospective approach (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption (January 1, 2019) through a cumulative-effect adjustment. TMUS plans to adopt the standard by recognizing and measuring leases at the adoption date with a cumulative effect of initially applying the guidance recognized at the date of initial application.

Index for Notes to the Condensed Consolidated Financial Statements

Our evaluation of the new lease standard is ongoing and includes assessing which of our arrangements qualify as a lease through detailed contract reviews and targeted inquiries and aggregating and validating lease data and related information as well as determining whether previous conclusions for certain transactions, such as failed sale leaseback arrangements under the previous lease standard, Leases (Topic 840), would change under the new lease standard. We are in the process of implementing significant new lease accounting systems, and cross-functional teams are working to update processes and identify new internal controls over lease recognition, which will ultimately assist in the application of the new lease standard. Additionally, we are assessing the practical expedients and policy elections provided by the new leasing standard.

We plan to adopt the new lease standard when it becomes effective for us beginning January 1, 2019 and the adoption of the new lease standard will result in the recognition of right-of-use assets and lease liabilities that have not previously been recorded, which we expect will have a material impact on our condensed consolidated financial statements.

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

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvement to Accounting for Hedging Activities.” The standard modified the guidance for the designation and measurement of qualifying hedging relationships and the presentation of hedge results. We adopted this standard on October 1, 2018 and will apply the standard to hedging transactions prospectively.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard will become effective for us beginning January 1, 2020 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted for us at any time. We are currently evaluating the impact this guidance will have on our condensed consolidated financial statements and the timing of adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not have, or are not believed by management to have, a significant impact on our present or future consolidated financial statements.

Note 2 - Significant Transactions

Business Combinations

During the nine months ended September 30, 2018, we completed the following acquisitions which were accounted for as business combinations:

•
On January 1, 2018, we closed on our previously announced Unit Purchase Agreement to acquire the remaining equity in Iowa Wireless Services, LLC (“IWS”), a 54% owned unconsolidated subsidiary, for a purchase price of $25 million.

•	On January 22, 2018, we completed our acquisition of television innovator Layer3 TV, Inc. (“Layer3 TV”) for cash consideration of $318 million.

Index for Notes to the Condensed Consolidated Financial Statements

Proposed Sprint Transaction

On April 29, 2018, we entered into a Business Combination Agreement (the “Business Combination Agreement”) to merge with Sprint Corporation (“Sprint”).

See Note 3 - Business Combinations for further information.

Hurricane Impacts

During the first quarter of 2018, we recognized $36 million in incremental costs to maintain services in Puerto Rico related to hurricanes that occurred in 2017. Additional costs incurred during the second and the third quarters related to hurricanes that occurred in 2017 were immaterial and are expected to be immaterial in the fourth quarter of 2018. During the first quarter of 2018, we received reimbursement payments from our insurance carriers of $94 million, previously accrued for as a receivable as of December 31, 2017. During the second quarter of 2018, we received reimbursement payments of $70 million. During the third quarter of 2018, we received reimbursement payments of $81 million and accrued an additional receivable of $63 million for reimbursement payments agreed to with our insurance carriers as of September 30, 2018 and received in October 2018.

During the third quarter of 2018, our operations in North Carolina and South Carolina experienced losses related to a hurricane, and we recognized $6 million in costs associated with these losses. Additional costs related to the hurricane are expected to be immaterial in the fourth quarter of 2018.

In October 2018, our operations in Florida experienced immaterial losses related to a hurricane. Additional costs related to the hurricane are expected to be incurred during the remainder of the fourth quarter of 2018.

The following table shows the hurricane impacts in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(in millions, except per share amounts)	Gross	Reim- bursement	Net	Gross	Reim- bursement	Net
Increase (decrease)
Revenues
Other revenues	$—	$71	$71	$—	$71	$71
Total revenues	$—	$71	$71	$—	$71	$71

Operating expenses
Cost of services	$6	$(60)	$(54)	$42	$(130)	$(88)
Selling, general and administrative	—	(13)	(13)	—	(13)	(13)
Total operating expenses	$6	$(73)	$(67)	$42	$(143)	$(101)

Operating income (loss)	$(6)	$144	$138	$(42)	$214	$172
Net income (loss)	(4)	92	88	(27)	137	110

Earnings per share - basic	$(0.01)	$0.11	$0.10	$(0.03)	$0.16	$0.13
Earnings per share - diluted	(0.01)	0.11	0.10	(0.03)	0.16	0.13

Index for Notes to the Condensed Consolidated Financial Statements

The following table shows the hurricane impacts in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(in millions, except per share amounts)	Gross	Reim- bursement	Net	Gross	Reim- bursement	Net
Increase (decrease)
Revenues
Branded postpaid revenues	$(20)	$—	$(20)	$(20)	$—	$(20)
Of which, postpaid phone revenues	(19)	—	(19)	(19)	—	(19)
Branded prepaid revenues	(11)	—	(11)	(11)	—	(11)
Wholesale revenues	—	—	—	—	—	—
Total service revenues	(31)	—	(31)	(31)	—	(31)
Roaming and other service revenues	—	—	—	—	—	—
Equipment revenues	(8)	—	(8)	(8)	—	(8)
Total revenues	$(39)	$—	$(39)	$(39)	$—	$(39)

Operating expenses
Cost of services	$69	$—	$69	$69	$—	$69
Cost of equipment sales	4	—	4	4	—	4
Selling, general and administrative	36	—	36	36	—	36
Of which, bad debt	20	—	20	20	—	20
Total operating expenses	$109	$—	$109	$109	$—	$109

Operating income (loss)	$(148)	$—	$(148)	$(148)	$—	$(148)
Net income (loss)	(90)	—	(90)	(90)	—	(90)

Earnings per share - basic	$(0.11)	$—	$(0.11)	$(0.11)	$—	$(0.11)
Earnings per share - diluted	(0.10)	—	(0.10)	(0.10)	—	(0.10)

Sales of Certain Receivables

In February 2018, the service receivable sale arrangement was amended to extend the scheduled expiration date to March 2019. In October 2018, we amended and restated the EIP sale arrangement to, among other things, extend the scheduled expiration date to November 2020 and expand the types of EIP receivables that may be sold. See Note 5 – Sales of Certain Receivables for further information.

Debt

During the nine months ended September 30, 2018, we completed significant transactions with both third parties and affiliates related to the issuance, borrowing and redemption of debt. See Note 9 - Debt for further information.

Repurchases of Common Stock

During the first half of 2018, we made additional repurchases of our common stock. Additionally, during the first quarter of 2018, Deutsche Telekom AG (“DT”), our majority stockholder and an affiliated purchaser, made additional purchases of our common stock. See Note 12 – Repurchases of Common Stock for further information.

Note 3 - Business Combinations

Proposed Sprint Transactions

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

Index for Notes to the Condensed Consolidated Financial Statements

and increase competition in the U.S. wireless, video and broadband industries. Neither T-Mobile nor Sprint on its own could generate comparable benefits to consumers.

The Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”)
have been approved by the boards of directors of T-Mobile and Sprint. Immediately following the Merger, it is anticipated that DT and SoftBank Group Corp. will hold, directly or indirectly, on a fully diluted basis, approximately 41.7% and 27.3%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 31.0% of the outstanding T-Mobile common stock held by other stockholders, based on closing share prices and certain other assumptions as of October 1, 2018.

In connection with the entry into the Business Combination Agreement, T-Mobile USA, Inc. (“T-Mobile USA”) entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018, the “Commitment Letter”), with certain financial institutions named therein that have committed to provide up to $38.0 billion in secured and unsecured debt financing. As permitted by the terms of the Commitment Letter, on June 6, 2018, T-Mobile USA reduced the initial aggregate commitment under the Commitment Letter by $8.0 billion such that the remaining size of the commitment is currently $30.0 billion. The funding of the debt facilities provided for in the Commitment Letter is subject to the satisfaction of the conditions set forth therein, including consummation of the Merger. The proceeds of the debt financing provided for in the Commitment Letter will be used to refinance certain existing debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing working capital needs of the combined company. In connection with the financing provided for in the Commitment Letter, we expect to incur certain fees if the Merger closes, including fees for the financial institutions structuring and providing the commitments for the secured term loan facility, secured revolving loan facility and the secured bridge loan, and certain take-out fees associated with the issuance of permanent secured bond debt in lieu of the secured bridge loan. We expect to incur up to approximately $275 million in fees if the Merger were to close on or after January 29, 2019. The fees increase to up to approximately $340 million if the closing date occurs on or after April 29, 2019. We have not accrued these fees as of September 30, 2018. We also may be required to draw down on the $7.0 billion secured term loan facility on May 1, 2019, and would be required to place the proceeds in escrow and pay interest thereon until the Merger closes.

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a Financing Matters Agreement, dated as of April 29, 2018, pursuant to which DT agreed, among other things, to consent to the incurrence by T-Mobile USA of secured debt in connection with and after the consummation of the Merger. In connection with receiving the requisite consents, we made upfront payments to DT of $7 million during the second quarter of 2018. These payments were recognized as a reduction to Long-term debt to affiliates in our Condensed Consolidated Balance Sheets. See Note 9 - Debt for further information.

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement dated as of May 14, 2018, (the “Consent Solicitation Statement”) we obtained consents necessary to effect certain amendments to certain existing debt of us and our subsidiaries. In connection with receiving the requisite consents, we made upfront payments to third-party note holders of approximately $31 million during the second quarter of 2018. These payments were recognized as a reduction to Long-term debt. We paid third-party bank fees associated with obtaining the requisite consents of $6 million during the second quarter of 2018, which we recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income.

Under the terms of Business Combination Agreement, Sprint may be required to reimburse us for 33% of the upfront consent and related bank fees we paid, or $14 million, if the Business Combination Agreement is terminated. We have not accrued the reimbursement of these fees as of September 30, 2018. On May 18, 2018, Sprint also obtained consents necessary to effect certain amendments to certain existing debt of it and its subsidiaries. In connection with receiving the requisite consents, Sprint’s made upfront payments to third-party note holders and related bank fees of $241 million during the second quarter of 2018. Under the terms of Business Combination Agreement, we may also be required to reimburse Sprint for 67% of the upfront consent and related bank fees it paid, or $161 million, if the Business Combination Agreement is terminated. We have not accrued these fees as of September 30, 2018.

For the three and nine months ended September 30, 2018, we recognized costs associated with the Transactions of $53 million and $94 million, respectively. These costs generally included bank fees associated with obtaining the requisite consents on debt to third parties, consulting and legal fees and were recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income.

The consummation of the Transactions is subject to regulatory approvals and certain other customary closing conditions. The transaction is expected to close during the first half of 2019. The Business Combination Agreement contains certain termination rights for both Sprint and us. If we terminate the Business Combination Agreement in connection with a failure to satisfy the closing condition related to specified minimum credit ratings for the combined company on the closing date of the Merger

Index for Notes to the Condensed Consolidated Financial Statements

(after giving effect to the Merger) from at least two of the three credit rating agencies, then in certain circumstances, we may be required to pay Sprint an amount equal to $600 million.

On June 18, 2018, we filed the Public Interest Statement and applications for approval of our Merger with Sprint with the Federal Communications Commission (the “FCC”). On July 18, 2018, the FCC issued a Public Notice formally accepting our applications and establishing a period for public comment. On September 11, 2018, the FCC issued a letter informing us it is pausing its informal 180-day transaction shot clock to allow for a thorough review by FCC staff and third parties of newly-submitted and anticipated modeling provided by us and Sprint.

On July 30, 2018, we filed a registration statement on Form S-4 with the SEC related to the Merger.  The registration statement became effective on October 29, 2018.

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

We recognized a liability of $21 million within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets and an associated indemnification asset of $12 million in our Condensed Consolidated Balance Sheets related to minimum commitments under acquired content agreements. As of September 30, 2018, the $12 million has been received.

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

The financial results from the acquisition of Layer3 TV since the closing date through September 30, 2018 were not material to our Condensed Consolidated Statements of Comprehensive Income.

Index for Notes to the Condensed Consolidated Financial Statements

Acquisition of Iowa Wireless

On January 1, 2018 (the “IWS Acquisition Date”), we closed on our previously announced Unit Purchase Agreement to acquire the remaining equity in IWS, a 54% owned unconsolidated subsidiary, for a purchase price of $25 million. We accounted for our acquisition of IWS as a business combination.

Prior to the IWS Acquisition Date, we accounted for our previously-held investment in IWS under the equity method as we had significant influence, but not control. Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. As such, we valued our previously held equity interest in IWS at $56 million as of the IWS Acquisition Date and recognized a gain of $15 million.

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

The following table shows the amounts recognized as of the IWS Acquisition Date for each major class of assets acquired and liabilities assumed and the resultant purchase price allocation:

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

We included both the gain on our previously held equity interest in IWS and the bargain purchase gain within Other income (expense), net for the nine months ended September 30, 2018.

Index for Notes to the Condensed Consolidated Financial Statements

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

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	September 30, 2018	December 31, 2017
EIP receivables, gross	$3,978	$3,960
Unamortized imputed discount	(273)	(264)
EIP receivables, net of unamortized imputed discount	3,705	3,696
Allowance for credit losses	(116)	(132)
EIP receivables, net	$3,589	$3,564
Classified on the balance sheet as:
Equipment installment plan receivables, net	$2,366	$2,290
Equipment installment plan receivables due after one year, net	1,223	1,274
EIP receivables, net	$3,589	$3,564

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

The EIP receivables had weighted average effective imputed interest rates of 10.2% and 9.6% as of September 30, 2018 and December 31, 2017, respectively.

Index for Notes to the Condensed Consolidated Financial Statements

Activity for the nine months ended September 30, 2018 and 2017, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivable segments were as follows:

	September 30, 2018			September 30, 2017
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$86	$396	$482	$102	$316	$418
Bad debt expense	46	163	209	83	215	298
Write-offs, net of recoveries	(62)	(179)	(241)	(99)	(205)	(304)
Change in imputed discount on short-term and long-term EIP receivables	N/A	155	155	N/A	163	163
Impact on the imputed discount from sales of EIP receivables	N/A	(146)	(146)	N/A	(126)	(126)
Allowance for credit losses and imputed discount, end of period	$70	$389	$459	$86	$363	$449

Management considers the aging of receivables to be an important credit indicator. The following table provides delinquency status for the unpaid principal balance for receivables within the EIP portfolio segment, which we actively monitor as part of our current credit risk management practices and policies:

	September 30, 2018			December 31, 2017
(in millions)	Prime	Subprime	Total EIP Receivables, gross	Prime	Subprime	Total EIP Receivables, gross
Current - 30 days past due	$1,661	$2,226	$3,887	$1,727	$2,133	$3,860
31 - 60 days past due	13	31	44	17	29	46
61 - 90 days past due	6	15	21	6	16	22
More than 90 days past due	6	20	26	8	24	32
Total receivables, gross	$1,686	$2,292	$3,978	$1,758	$2,202	$3,960

Note 5 – Sales of Certain Receivables

We have entered into transactions to sell certain service and EIP accounts receivable. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of Service Receivables

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis and in November 2016, the arrangement was amended to increase the maximum funding commitment to $950 million (the “service receivable sale arrangement”) and extend the scheduled expiration date to March 2018. In February 2018, the service receivable sale arrangement was again amended to extend the scheduled expiration date to March 2019. In April 2018, the service receivable sale arrangement was again amended to update certain terms and covenants contained therein to make them consistent with analogous terms and covenants in the documentation of our other financing arrangements. As of September 30, 2018 and December 31, 2017, the service receivable sale arrangement provided funding of $830 million and $880 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

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

Index for Notes to the Condensed Consolidated Financial Statements

Variable Interest Entity

We determined that the Service VIE qualifies as a VIE as it lacks sufficient equity to finance its activities. We have a variable interest in the Service VIE but are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the Service VIE’s economic performance. Those activities include committing the Service VIE to legal agreements to purchase or sell assets, selecting which receivables are purchased in the service receivable sale arrangement, determining whether the Service VIE will sell interests in the purchased service receivables to other parties, funding of the entity and servicing of receivables. We do not hold the power to direct the key decisions underlying these activities. For example, while we act as the servicer of the sold receivables, which is considered a significant activity of the Service VIE, we are acting as an agent in our capacity as the servicer and the counterparty to the service receivable sale arrangement has the ability to remove us as the servicing agent of the receivables at will with no recourse available to us. As we have determined we are not the primary beneficiary, the balances and results of the Service VIE are not included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to our variable interest in the Service VIE:

(in millions)	September 30, 2018	December 31, 2017
Other current assets	$299	$236
Accounts payable and accrued liabilities	11	25
Other current liabilities	174	180

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivable on a revolving basis and in August 2017, the EIP sale arrangement was amended to reduce the maximum funding commitment to $1.2 billion (the “EIP sale arrangement”) and extend the scheduled expiration date to November 2018. In December 2017, the EIP sale arrangement was again amended to increase the maximum funding commitment to $1.3 billion. In April 2018, the EIP sale arrangement was again amended to update certain terms and covenants contained therein to make them consistent with analogous terms and covenants in the documentation of our other financing arrangements. As of both September 30, 2018 and December 31, 2017, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis. The receivables consist of customer EIP balances, which require monthly customer payments for up to 24 months.

In October 2018, we amended and restated the EIP sale arrangement to, among other things, extend the scheduled expiration date to November 2020 and expand the types of EIP receivables that may be sold.

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

Index for Notes to the Condensed Consolidated Financial Statements

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to the EIP BRE:

(in millions)	September 30, 2018	December 31, 2017
Other current assets	$405	$403
Other assets	98	109
Other long-term liabilities	22	3

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

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of September 30, 2018 and December 31, 2017, our deferred purchase price related to the sales of service receivables and EIP receivables was $800 million and $745 million, respectively.

The following table summarizes the impacts of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2018	December 31, 2017
Derecognized net service receivables and EIP receivables	$2,682	$2,725
Other current assets	704	639
of which, deferred purchase price	702	636
Other long-term assets	98	109
of which, deferred purchase price	98	109
Accounts payable and accrued liabilities	11	25
Other current liabilities	174	180
Other long-term liabilities	22	3
Net cash proceeds since inception	1,915	2,058
Of which:
Change in net cash proceeds during the year-to-date period	(143)	28
Net cash proceeds funded by reinvested collections	2,058	2,030

We recognized losses from sales of receivables of $48 million and $67 million for the three months ended September 30, 2018 and 2017, respectively, and $127 million and $242 million for the nine months ended September 30, 2018 and 2017, respectively. These losses from sales of receivables were recognized in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. Losses from sales of receivables include adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price.

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

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.3 billion as of September 30, 2018. The maximum exposure to loss, which is a required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery. As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of our expected loss.

Note 6 - Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018, are as follows:

(in millions)	Goodwill
Historical goodwill	$12,449
Accumulated impairment losses at December 31, 2017	(10,766)
Balance as of December 31, 2017	1,683
Goodwill from acquisition of Layer3 TV	218
Balance as of September 30, 2018	$1,901
Accumulated impairment losses at September 30, 2018	$(10,766)

On January 22, 2018, we completed our acquisition of television innovator Layer3 TV. This purchase was accounted for as a business combination resulting in $218 million in goodwill. Layer3 TV is a separate reporting unit and the acquired goodwill will be tested for impairment at this level. See Note 3 - Business Combinations for additional information.

Note 7 – Spectrum License Transactions

The following table summarizes our spectrum license activity for the nine months ended September 30, 2018:

(in millions)	Spectrum Licenses
Balance at December 31, 2017	$35,366
Spectrum license acquisitions	137
Costs to clear spectrum	50
Balance at September 30, 2018	$35,553

We had the following spectrum license transactions in the nine months ended September 30, 2018:

•
We recorded spectrum licenses received as part of our acquisition of the remaining equity interest in IWS at their estimated fair value of approximately $87 million. See Note 3 - Business Combinations for further information.

•	We closed on multiple spectrum purchase agreements in which we acquired total spectrum licenses of approximately $50 million for cash consideration.

•
In September 2018, we signed a reciprocal long-term lease agreement with Sprint in which both parties have the right to use a portion of spectrum owned by the other party. This executory agreement does not qualify as an acquisition of

Index for Notes to the Condensed Consolidated Financial Statements

spectrum licenses, and we have not capitalized amounts related to the lease. The reciprocal long-term lease is a distinct transaction from the Merger. See Note 15 – Commitments and Contingencies for further information.

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

The carrying amounts and fair values of our assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	September 30, 2018		December 31, 2017
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Deferred purchase price assets	3	$800	$800	$745	$745

Long-term Debt

The fair value of our Senior Notes to third parties was determined based on quoted market prices in active markets, and therefore was classified as Level 1 within the fair value hierarchy. The fair values of our Senior Notes to affiliates, Incremental Term Loan Facility to affiliates and Senior Reset Notes to affiliates were determined based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. Accordingly, our Senior Notes to affiliates, Incremental Term Loan Facility to affiliates and Senior Reset Notes to affiliates were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates, Incremental Term Loan Facility to affiliates and Senior Reset Notes to affiliates. The fair value estimates were based on information available as of September 30, 2018 and December 31, 2017. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	September 30, 2018		December 31, 2017
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$10,949	$11,168	$11,910	$12,540
Senior Notes to affiliates	2	9,983	9,990	7,486	7,852
Incremental Term Loan Facility to affiliates	2	4,000	3,997	4,000	4,020
Senior Reset Notes to affiliates	2	598	648	3,100	3,260

Index for Notes to the Condensed Consolidated Financial Statements

Note 9 – Debt

Activity for the nine months ended September 30, 2018, related to our debt was as follows:

(in millions)	December 31, 2017	Proceeds from Issuances and Borrowings (1)(3)	Note Redemptions(1)(3)	Repayments	Reclassifications (1)	Consent Fees	Other (2)	September 30, 2018
Short-term debt	$1,612	$—	$(3,424)	$—	$2,425	$—	$170	$783
Long-term debt	12,121	2,494	—	—	(2,425)	(31)	(166)	11,993
Total debt to third parties	13,733	2,494	(3,424)	—	—	(31)	4	12,776
Short-term debt to affiliates	—	6,050	—	(6,050)	—	—	—	—
Long-term debt to affiliates	14,586	—	—	—	—	(7)	2	14,581
Total debt to affiliates	14,586	6,050		(6,050)	—	(7)	2	14,581
Total debt	$28,319	$8,544	$(3,424)	$(6,050)	$—	$(38)	$6	$27,357

(1)
Issuances and borrowings, note redemptions, and reclassifications are recorded net of related issuance costs, discounts, and premiums. Issuances and borrowings and repayments for Short-term debt to affiliates represent net outstanding borrowings and net repayments on our revolving credit facility.

(2)
Other includes: $300 million of issuances of short-term debt related to vendor financing arrangements, of which $291 million related to financing of property and equipment. During the nine months ended September 30, 2018, repayments under the vendor financing arrangements totaled $246 million. Vendor financing arrangements are included in Short-term debt within Total current liabilities in our Condensed Consolidated Balance Sheets. Other also includes capital leases and the amortization of issuance costs, discounts, premiums, and consent fees. Capital lease liabilities totaled $1.8 billion at both September 30, 2018 and December 31, 2017.

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

During the nine months ended September 30, 2018, we issued the following Senior Notes:

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

During the nine months ended September 30, 2018, we made the following note redemptions:

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

Index for Notes to the Condensed Consolidated Financial Statements

Debt to Affiliates

On April 30, 2018, DT purchased (i) $1.0 billion in aggregate principal amount of 4.500% Senior Notes due 2026 and (ii) $1.5 billion in aggregate principal amount of 4.750% Senior Notes due 2028 directly from T-Mobile USA and certain of its affiliates, as guarantors, with no underwriting discount (the “New DT Notes”).

We used the net proceeds of $2.5 billion from the transaction to refinance existing indebtedness to DT as follows:

(in millions)	Principal Amount	Write -off of Embedded Derivatives (1)	Other (2)	Redemption Date	Redemption Price
8.097% Senior Notes due 2021	$1,250	$(8)	$51	April 28, 2018	104.0485%
8.195% Senior Notes due 2022	1,250	(8)	51	April 28, 2018	104.0975%

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

Incremental Term Loan Facility

In March 2018, we amended the terms of the Incremental Term Loan Facility. Following this amendment, the applicable margin payable on LIBOR indexed loans is 1.50% under the $2.0 billion Incremental Term Loan Facility maturing on November 9, 2022 and 1.75% under the $2.0 billion Incremental Term Loan Facility maturing on January 31, 2024. The amendment also modified the Incremental Term Loan Facility to (i) include a soft-call prepayment premium of 1.00% of the outstanding principal amount of the loans under the Incremental Term Loan Facility payable to DT upon certain refinancings of such loans by us with lower priced debt prior to a date that is six months after March 29, 2018 and (ii) update certain covenants and other provisions to make them substantially consistent, subject to certain additional carve outs, with our most recently publicly issued notes. No issuance fees were incurred related to this debt agreement for the three and nine months ended September 30, 2018.

Revolving Credit Facility

In January 2018, we utilized proceeds under our revolving credit facility with DT to redeem $1.0 billion in aggregate principal amount of our 6.125% Senior Notes due 2022 and for general corporate purposes. On January 29, 2018, the proceeds utilized under our revolving credit facility with DT were repaid. The proceeds and borrowings from the revolving credit facility are presented in Proceeds from borrowing on revolving credit facility and Repayments of revolving credit facility within Net cash used in financing activities in our Condensed Consolidated Statements of Cash Flows. As of September 30, 2018 and December 31, 2017, there were no outstanding borrowings under the revolving credit facility.

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

Commitment Letter

In connection with the entry into the Business Combination Agreement, T-Mobile USA entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018, the “Commitment Letter”), with certain financial institutions named therein that have committed to provide up to $38.0 billion in secured and unsecured debt financing, including a $4.0 billion secured revolving credit facility, a $7.0 billion secured term loan facility, a $19.0 billion secured bridge loan facility and an $8.0 billion unsecured bridge loan facility. Following the receipt of the debt consents described below, as permitted by the terms of the commitment letter, on May 22, 2018, T-Mobile USA reallocated the entire $8.0 billion unsecured bridge loan facility to be part of the secured bridge loan facility, increasing the size of the secured bridge loan facility to $27.0 billion, and subsequently on June 6, 2018, reduced the initial aggregate commitment under the secured bridge facility by $8.0 billion, such that the remaining size of the secured bridge facility is currently $19.0 billion and total committed financing is currently $30.0 billion. The funding of the debt facilities provided for in the Commitment Letter is subject to the satisfaction of the conditions

Index for Notes to the Condensed Consolidated Financial Statements

set forth therein, including consummation of the Merger. The proceeds of the debt financing provided for in the Commitment Letter will be used to refinance certain existing debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing working capital needs of the combined company. In connection with the financing provided for in the Commitment Letter, we expect to incur certain fees if the Merger closes, including fees for the financial institutions structuring and providing the commitments for the secured term loan facility, secured revolving loan facility and the secured bridge loan, and certain take-out fees associated with the issuance of permanent secured bond debt in lieu of the secured bridge loan. We expect to incur up to approximately $275 million in fees if the Merger were to close on or after January 29, 2019. The fees increase to up to approximately $340 million if the closing date occurs on or after April 29, 2019. We have not accrued these fees as of September 30, 2018. We also may be required to draw down on the $7.0 billion secured term loan facility on May 1, 2019, and would be required to place the proceeds in escrow and pay interest thereon until the Merger closes.

Financing Matters Agreement

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a Financing Matters Agreement, dated as of April 29, 2018 (the “Financing Matters Agreement”). Pursuant to the Financing Matters Agreement, DT agreed, among other things, to consent to the incurrence by T-Mobile USA of secured debt in connection with and after the consummation of the Merger, and to provide a lock up on sales thereby as to certain senior notes of T-Mobile USA held thereby. In addition, T-Mobile USA agreed, among other things, to repay and terminate, upon closing of the Merger, the Incremental Term Loan Facility and the revolving credit facility of T-Mobile USA which are provided by DT, as well as $2.0 billion of T-Mobile USA’s 5.300% Senior Notes due 2021 and $2.0 billion of T-Mobile USA’s 6.000% Senior Notes due 2024. In addition, T-Mobile USA and DT agreed, upon closing of the Merger, to amend the $1.25 billion of T-Mobile USA’s 5.125% Senior Notes due 2025 and $1.25 billion of T-Mobile USA’s 5.375% Senior Notes due 2027 to change the maturity dates thereof to April 15, 2021 and April 15, 2022, respectively. In connection with receiving the requisite consents, we made upfront payments to DT of $7 million during the second quarter of 2018. These payments were recognized as a reduction to Long-term debt to affiliates in our Condensed Consolidated Balance Sheets. If the Merger is consummated, we will make additional payments for requisite consents to DT of $20 million. We have not accrued these additional payments as of September 30, 2018.

Consents on Debt to Third Parties

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement, we obtained consents necessary to effect certain amendments to our Senior Notes to third parties in connection with the Business Combination Agreement. Pursuant to the Consent Solicitation Statement, third-party notes holders agreed, among other things, to consent to increasing the amount of Secured Indebtedness under Credit Facilities that can be incurred from the greater of $9 billion and 150% of Consolidated Cash Flow to the greater of $9 billion and an amount that would not cause the Secured Debt to Cash Flow Ratio (calculated net of cash and cash equivalents) to exceed 2.00x (the “Ratio Secured Debt Proposed Amendments”) and in each case as such capitalized term is defined in the Indenture. In connection with receiving the requisite consents for the Ratio Secured Debt Proposed Amendments, we made upfront payments to third-party note holders of $17 million during the second quarter of 2018. These payments were recognized as a reduction to Long-term debt in our Condensed Consolidated Balance Sheets. These upfront payments increased the effective interest rate of the related debt.

In addition, note holders agreed, among other things, to allow certain entities related to Sprint’s existing spectrum securitization notes program (“Existing Sprint Spectrum Program”) to be non-guarantor Restricted Subsidiaries, provided that the principal amount of the spectrum notes issued and outstanding under the Existing Sprint Spectrum Program does not exceed $7.0 billion and that the principal amount of such spectrum notes reduces the amount available under the Credit Facilities ratio basket, and to revise the definition of GAAP to mean generally accepted accounting principles in effect from time to time, unless the Company elects to “freeze” GAAP as of any date, and to exclude the effect of the changes in the accounting treatment of lease obligations (the “Existing Sprint Spectrum and GAAP Proposed Amendments,” and together with the Ratio Secured Debt Proposed Amendments, the “Proposed Amendments”). In connection with receiving the requisite consents for the Existing Sprint Spectrum and GAAP Proposed Amendments, we made upfront payments to third-party note holders of $14 million during the second quarter of 2018. These payments were recognized as a reduction to Long-term debt in our Condensed Consolidated Balance Sheets. These upfront payments increased the effective interest rate of the related debt.

In connection with obtaining the requisite consents, on May 20, 2018, T-Mobile USA, the guarantors and Deutsche Bank Trust Company Americas, as trustee, executed and delivered the 37th supplemental indenture to the Indenture, pursuant to which, with respect to each of the Notes, the Proposed Amendments will become effective immediately prior to the consummation of the Merger.

We paid third-party bank fees associated with obtaining the requisite consents related to the Proposed Amendments of $6

Index for Notes to the Condensed Consolidated Financial Statements

million during the second quarter of 2018, which we recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income. If the Merger is consummated, we will make additional payments to third-party note holders for requisite consents related to the Ratio Secured Debt Proposed Amendments of up to $54 million and additional payments to third-party note holders for requisite consents related to the Existing Sprint Spectrum and GAAP Proposed Amendments of up to $41 million. We have not accrued these payments as of September 30, 2018.

Note 10 - Employee Compensation and Benefit Plans

On February 14, 2018, our Board of Directors adopted, and on June 13, 2018, our stockholders approved an amendment (the “Amendment”) to the 2013 Omnibus Incentive Plan (as amended, the “Plan”) which increased the number of shares authorized for issuance under the Plan by 18,500,000 shares. On June 18, 2018, we filed a Form S-8 to register a total of 19,345,005 shares of common stock pursuant to the Plan, representing those covered by the Amendment, certain other predecessor plans, and certain equity arrangements assumed in connection with the acquisition of Layer3 TV in January 2018.

During the nine months ended September 30, 2018, we granted or assumed an aggregate of 5,897,295 restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to eligible employees, certain non-employee directors, and eligible key executives, which primarily included annual awards.

During the nine months ended September 30, 2018, we granted an aggregate of 3,185,853 performance-based restricted stock units (“PRSUs”) to eligible key executives, which primarily included annual awards. In addition, in connection with the entry into a Business Combination Agreement to merge with Sprint, in April 2018 we granted an aggregate of 1,210,710 PRSUs to certain executive officers.

As discussed in Note 3 - Business Combinations, in January 2018, we completed our acquisition of Layer3 TV. The grant-date fair value of share-based incentive compensation awards attributable to post-combination services was approximately $30 million.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares, per share and contractual life amounts)	2018	2017	2018	2017
Stock-based compensation expense	$115	$82	$324	$221
Income tax benefit related to stock-based compensation	$20	$21	$62	$53
Weighted average fair value per stock award granted	$65.41	$63.88	$61.91	$63.26
Unrecognized compensation expense	$613	$402	$613	$402
Weighted average period to be recognized (years)	1.9	1.8	1.9	1.8
Fair value of stock awards vested	$17	$17	$284	$312

Restricted Stock Units and Restricted Stock Awards

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2017	12,061,608	$50.69	1.1	$766
Granted	5,897,295	60.03
Vested	3,700,642	45.26
Forfeited	721,687	56.63
Nonvested, September 30, 2018	13,536,574	56.14	1.0	950

Index for Notes to the Condensed Consolidated Financial Statements

Performance-Based Restricted Stock Units

(in millions, except shares, per share and contractual life amounts)	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2017	1,633,935	$48.06	1.1	$104
Granted	3,185,853	65.95
Vested	1,021,064	36.85
Forfeited	11,580	66.32
Nonvested, September 30, 2018	3,787,144	62.62	1.7	266
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

•
Branded prepaid customers generally include customers who pay for wireless communication services in advance. Our branded prepaid customers include customers of T-Mobile and MetroTM by T-Mobile (“Metro”); and

•	Wholesale customers include Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers that operate on our network but are managed by wholesale partners.

Branded postpaid service revenues, including branded postpaid phone revenues and branded postpaid other revenues, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Branded postpaid service revenues
Branded postpaid phone revenues	$4,955	$4,626	$14,658	$13,691
Branded postpaid other revenues	289	294	820	774
Total branded postpaid service revenues	$5,244	$4,920	$15,478	$14,465

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

Equipment revenues from the lease of mobile communication devices and accessories were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Equipment revenues from the lease of mobile communication devices and accessories	$176	$159	$524	$717

Index for Notes to the Condensed Consolidated Financial Statements

Contract Balances

The opening and closing balances of our contract asset and contract liability balances from contracts with customers as of January 1, 2018 and September 30, 2018, were as follows:

(in millions)	Contract Assets Included in Other Current Assets	Contract Liabilities Included in Deferred Revenue
Balance as of January 1, 2018	$140	$718
Balance as of September 30, 2018	52	649
Change	$(88)	$(69)

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

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities is primarily related to customer activity associated with our prepaid plans including the receipt of cash payments and the satisfaction of our performance obligations.

Revenues for the three and nine months ended September 30, 2018, include the following:

(in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Amounts included in the January 1, 2018 contract liability balance	$23	$582
Amounts associated with performance obligations satisfied in previous periods	28	2

Remaining Performance Obligations

As of September 30, 2018, the aggregate amount of transaction price allocated to remaining service performance obligations for branded postpaid contracts with promotional bill credits that result in an extended service contract is $379 million. We expect to recognize this revenue as service is provided over the extended contract term in the next 24 months.

Certain of our wholesale, roaming and other service contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of September 30, 2018, the aggregate amount of the contractual minimum consideration allocated to remaining service performance obligations for wholesale, roaming and other service contracts is $272 million, $1.1 billion and $911 million for 2018, 2019 and 2020 and beyond, respectively. These contracts have a remaining duration of less than one year to seven years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of monthly service contracts. The aggregate amount of the transaction price allocated to remaining service performance obligations includes the estimated amount to be invoiced to the customer.

Contract Costs

The total deferred incremental costs to obtain contracts balance as of September 30, 2018 was $519 million. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs was $79 million and $171 million for the three and nine months ended September 30, 2018, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and nine months ended September 30, 2018.

Index for Notes to the Condensed Consolidated Financial Statements

Note 12 – Repurchases of Common Stock

2017 Stock Repurchase Program

On December 6, 2017, our Board of Directors authorized a stock repurchase program for up to $1.5 billion of our common stock through December 31, 2018 (the “2017 Stock Repurchase Program”). During the nine months ended September 30, 2018, we repurchased an additional 16.7 million shares of our common stock for $1.1 billion. There were no repurchases during the three months ended September 30, 2018. From the inception of the 2017 Stock Repurchase Program through April 27, 2018, we repurchased 23.7 million shares of our common stock at an average price per share of $63.07 for a total purchase price of $1.5 billion. Repurchased shares are retired. The 2017 Stock Repurchase Program completed on April 29, 2018.

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

Stock Purchases by Affiliate

In the first quarter of 2018, DT, our majority stockholder and an affiliated purchaser, purchased 3.3 million additional shares of our common stock at an aggregate market value of $200 million in the public market or from other parties, in accordance with the rules of the SEC and other applicable legal requirements. There were no purchases in the second and third quarters of 2018. We did not receive proceeds from these purchases.

Index for Notes to the Condensed Consolidated Financial Statements

Note 13 – Income Taxes

Within our Condensed Consolidated Statements of Comprehensive Income, we recorded Income tax expense of $335 million and $356 million for the three months ended September 30, 2018 and 2017, respectively, and $831 million and $618 million for the nine months ended September 30, 2018 and 2017, respectively.

The change for the three and nine months ended September 30, 2018, was primarily impacted by a reduction in the federal corporate income tax rate from 35% to 21% provided by the Tax Cuts and Jobs Act, which took effect January 1, 2018. This reduction was partially offset by higher income before taxes. The change in Income tax expense for the nine months ended September 30, 2018 additionally reflected $289 million in tax benefits recognized in the nine months ended September 30, 2017 related to a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions that did not impact 2018.

Income tax expense for the three and nine months ended September 30, 2018 was additionally impacted by an increase of $115 million from a change in tax regime in certain state tax jurisdictions as well as an increase from non-deductible costs associated with the Transactions. These increases were partially offset by income tax benefits of $63 million from a change in tax status of certain subsidiaries, including a related $28 million reduction in valuation allowance against deferred tax assets in certain state jurisdictions. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided. It is possible that our valuation allowance may change within the next twelve months.

Note 14 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2018	2017	2018	2017
Net income	$795	$550	$2,248	$1,829
Less: Dividends on mandatory convertible preferred stock	—	(13)	—	(41)
Net income attributable to common stockholders - basic	795	537	2,248	1,788
Add: Dividends related to mandatory convertible preferred stock	—	13	—	41
Net income attributable to common stockholders - diluted	$795	$550	$2,248	$1,829

Weighted average shares outstanding - basic	847,087,120	831,189,779	849,960,290	829,974,146
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	6,765,644	7,992,286	8,288,278	9,523,365
Mandatory convertible preferred stock	—	32,238,000	—	32,238,000
Weighted average shares outstanding - diluted	853,852,764	871,420,065	858,248,568	871,735,511

Earnings per share - basic	$0.94	$0.65	$2.65	$2.15
Earnings per share - diluted	$0.93	$0.63	$2.62	$2.10

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	537,810	—	779,644	4,760

As of September 30, 2018, we had authorized 100 million shares of 5.50% mandatory convertible preferred stock series A, with a par value of $0.00001 per share. There were zero and 20 million preferred shares outstanding as of September 30, 2018 and September 30, 2017, respectively.

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

Index for Notes to the Condensed Consolidated Financial Statements

Note 15 – Commitments and Contingencies

Commitments

Operating Leases

We have non-cancellable operating leases for cell sites, switch sites, retail stores and office facilities with contractual terms expiring through 2028. The majority of cell site leases have an initial non-cancelable term of five to ten years with several renewal options. In addition, we have operating leases for dedicated transportation lines with varying expiration terms through 2027. Our commitments under these leases are approximately $2.6 billion for the year ending September 30, 2019, $4.5 billion in total for the years ending September 30, 2020 and 2021, $3.0 billion in total for the years ending September 30, 2022 and 2023 and $3.2 billion in total for years thereafter.

Purchase Commitments

We have commitments for non-dedicated transportation lines with varying expiration terms through 2029. In addition, we have commitments to purchase and lease spectrum licenses, wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2029. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

We have contractual obligations to purchase and lease certain goods and services from various other parties. Our purchase obligations are approximately $2.5 billion for the year ending September 30, 2019, $2.7 billion in total for the years ending September 30, 2020 and 2021, $1.9 billion in total for the years ending September 30, 2022 and 2023 and $1.3 billion in total for the years thereafter.

In June 2018, we entered into an agreement for the purchase of network equipment totaling approximately $3.5 billion. Based on unavoidable spend, the minimum commitment under this agreement is $201 million as of September 30, 2018.

In September 2018, we amended an agreement with a third party to increase the total amount of network equipment to purchase by approximately $3.5 billion. Based on unavoidable spend, the minimum commitment under this agreement is $201 million as of September 30, 2018.

In September 2018, we signed a reciprocal long-term spectrum lease with Sprint that included a total commitment of $533 million and an offsetting amount to be received from Sprint for the lease of our spectrum. Lease payments are expected to begin in the fourth quarter of 2018. The reciprocal long-term lease is a distinct transaction from the Merger.

In October 2018, we entered into agreements with a third-party associated with a device upgrade program, trade-in services, and device protection products and services offered to our mobile communications customers, with initial terms of one to three years. Device protection products and services include reinsurance for device insurance policies and extended warranty contracts, mobile security applications, and technical support services.

Renewable Energy Purchase Agreements

In June 2018, T-Mobile USA entered into a renewable energy purchase agreement (the “REPA”) with a third party. The REPA is based on the expected operation of a wind energy-generating facility located in Illinois and will remain in effect until the 15th anniversary of the facility’s entry into commercial operation. Commercial operation of the facility is expected to occur by the end of 2020. The REPA consists of two components: (1) an energy forward agreement that is net settled based on energy prices and the energy output generated by the facility and (2) a commitment to purchase environmental attributes (“EACs”) in the same amount as the energy output generated by the facility. T-Mobile USA will net settle the forward agreement and acquire the EACs monthly by paying, or receiving, an aggregate net payment based on two variables (1) the facility’s energy output, which has an estimated maximum capacity of approximately 150 megawatts and (2) the difference between (a) an initial fixed price, subject to annual escalation, and (b) current local marginal energy prices during the monthly settlement period. We have determined that the REPA does not meet the definition of a derivative because the expected energy output of the facility may not be reliably estimated (the arrangement lacks a notional amount). The REPA does not contain any unconditional purchase obligations because amounts under the agreement are not fixed and determinable. Our participation in the REPA did not require an upfront investment or capital commitment. We do not control the activities that most significantly impact the energy-generating facility, nor do we receive specific energy output from it. No amounts were settled under the REPA during the nine months ended September 30, 2018.

Index for Notes to the Condensed Consolidated Financial Statements

In August 2018, T-Mobile USA entered into a REPA with a third party. The REPA is based on the expected operation of a solar photovoltaic electrical generation facility located in Virginia and will remain in effect until the twentieth anniversary of the facility’s entry into commercial operation. Commercial operation of the facility is expected to occur by the end of 2020. The REPA consists of an energy forward agreement that is net settled based on energy prices and the energy output generated by the facility. The REPA does not contain a defined commitment, volume, or penalty amount. T-Mobile USA will acquire the EACs and net settle on the fixed-for-variable energy cost swap on the basis of the energy output at an initial fixed price, subject to annual escalation. We have determined that the REPA does not meet the definition of a derivative because the expected energy output of the facility may not be reliably estimated (the arrangement lacks a notional amount). The REPA does not contain any unconditional purchase obligations because amounts under the agreement are not fixed and determinable. Our participation in the REPA did not require an upfront investment or capital commitment. We do not control the activities that most significantly impact the energy-generating facility, nor do we receive specific energy output from it. No amounts were settled under the REPA during the nine months ended September 30, 2018.

In October 2018, T-Mobile USA entered into two REPAs with third parties that are based on the expected operation of solar photovoltaic electrical generation facilities located in Virginia and will remain in effect until the fifteenth anniversary of the respective facilities’ entry into commercial operation. Commercial operation of the facilities is expected to occur by the end of 2019 and 2020, respectively. The REPAs do not contain a defined commitment, volume, or penalty amount.

Contingencies and Litigation

Litigation Matters

We are involved in various lawsuits and disputes, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce FCC rules and regulations. The Litigation Matters described above have progressed to various stages and some of them may proceed to trial, arbitration, hearing or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate, which is reflected in the condensed consolidated financial statements but that we do not consider, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including but not limited to: uncertainty concerning legal theories and their resolution by courts or regulators; uncertain damage theories and demands; and a less than fully developed factual record. While we do not expect that the ultimate resolution of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, an unfavorable outcome of some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

Index for Notes to the Condensed Consolidated Financial Statements

Note 16 – Subsequent Events

In October 2018, we received reimbursement payments of $63 million from our insurance carriers related to hurricane impacts. The balance was accrued as a receivable as of September 30, 2018. See Note 2 - Significant Transactions for further information.

In October 2018, we amended and restated the EIP sale arrangement to, among other things, extend the scheduled expiration date to November 2020 and expand the types of EIP receivables that may be sold. See Note 5 - Sales of Certain Receivables for further information.

In October 2018, we entered into several interest rate lock transactions with multiple banks with an aggregate notional amount of $9.6 billion. These agreements will be used to mitigate variability in future cash flows resulting from changes in interest rates prior to the issuance of long-term debt.

In October 2018, we entered into agreements with a third-party associated with a device upgrade program, trade-in services, and device protection products and services offered to our mobile communications customers, with initial terms of one to three years. Device protection products and services include reinsurance for device insurance policies and extended warranty contracts, mobile security applications, and technical support services. See Note 15 - Commitments and Contingencies for further information.

In October 2018, T-Mobile USA entered into two REPAs with third parties. See Note 15 - Commitments and Contingencies for further information.

In October 2018, our operations in Florida experienced immaterial losses related to a hurricane. Additional costs related to the hurricane are expected to be incurred during the remainder of the fourth quarter of 2018.

Note 17 – Guarantor Financial Information

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

During the preparation of the condensed consolidating financial information of T-Mobile US, Inc. and Subsidiaries for the year ended December 31, 2017, it was determined that certain intercompany advances were misclassified in Net cash provided by (used in) operating activities and Net cash provided by (used in) financing activities in the Condensed Consolidating Statement of Cash Flows Information for the three and nine months ended September 30, 2017, as filed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. We have revised the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries columns of the Condensed Consolidating Statement of Cash Flows Information to reclassify

Index for Notes to the Condensed Consolidated Financial Statements

Intercompany advances, net from Net cash provided by (used in) operating activities to Net cash provided by (used in) financing activities. The impacts to the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries columns for the three months ended September 30, 2017 were $1.3 billion, $1.3 billion and $12 million, respectively and for the nine months ended September 30, 2017 were $15.2 billion, $15.2 billion and $28 million, respectively. The revisions, which we have determined are not material, are eliminated upon consolidation and have no impact on our Condensed Consolidating Statement of Cash Flows Information.

Presented below is the condensed consolidating financial information as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017.

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet Information
September 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$2	$1	$272	$54	$—	$329
Accounts receivable, net	—	—	1,428	224	—	1,652
Equipment installment plan receivables, net	—	—	2,366	—	—	2,366
Accounts receivable from affiliates	—	6	11	—	(5)	12
Inventories	—	—	957	1	—	958
Other current assets	—	—	1,273	696	—	1,969
Total current assets	2	7	6,307	975	(5)	7,286
Property and equipment, net (1)	—	—	22,197	305	—	22,502
Goodwill	—	—	1,683	218	—	1,901
Spectrum licenses	—	—	35,553	—	—	35,553
Other intangible assets, net	—	—	142	87	—	229
Investments in subsidiaries, net	25,007	44,605	—	—	(69,612)	—
Intercompany receivables and note receivables	—	6,324	—	—	(6,324)	—
Equipment installment plan receivables due after one year, net	—	—	1,223	—	—	1,223
Other assets	—	5	1,394	250	(161)	1,488
Total assets	$25,009	$50,941	$68,499	$1,835	$(76,102)	$70,182
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$137	$6,090	$273	$—	$6,500
Payables to affiliates	—	187	44	—	(5)	226
Short-term debt	—	54	729	—	—	783
Deferred revenue	—	—	696	—	—	696
Other current liabilities	—	—	166	201	—	367
Total current liabilities	—	378	7,725	474	(5)	8,572
Long-term debt	—	10,949	1,044	—	—	11,993
Long-term debt to affiliates	—	14,581	—	—	—	14,581
Tower obligations (1)	—	—	386	2,179	—	2,565
Deferred tax liabilities	—	—	4,531	—	(161)	4,370
Deferred rent expense	—	—	2,761	—	—	2,761
Negative carrying value of subsidiaries, net	—	—	625	—	(625)	—
Intercompany payables and debt	654	—	5,365	305	(6,324)	—
Other long-term liabilities	—	26	937	22	—	985
Total long-term liabilities	654	25,556	15,649	2,506	(7,110)	37,255
Total stockholders' equity (deficit)	24,355	25,007	45,125	(1,145)	(68,987)	24,355
Total liabilities and stockholders' equity	$25,009	$50,941	$68,499	$1,835	$(76,102)	$70,182

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

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended September 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$7,737	$563	$(234)	$8,066
Equipment revenues	—	—	2,444	—	(53)	2,391
Other revenues	—	6	333	59	(16)	382
Total revenues	—	6	10,514	622	(303)	10,839
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,571	15	—	1,586
Cost of equipment sales	—	—	2,657	258	(53)	2,862
Selling, general and administrative	—	2	3,305	257	(250)	3,314
Depreciation and amortization	—	—	1,614	23	—	1,637
Cost of Metro business combination	—	—	—	—	—	—
Gains on disposal of spectrum licenses	—	—	—	—	—	—
Total operating expense	—	2	9,147	553	(303)	9,399
Operating (loss) income	—	4	1,367	69	—	1,440
Other income (expense)
Interest expense	—	(117)	(29)	(48)	—	(194)
Interest expense to affiliates	—	(124)	(5)	—	5	(124)
Interest income	—	5	5	—	(5)	5
Other expense, net	—	—	4	(1)	—	3
Total other expense, net	—	(236)	(25)	(49)	—	(310)
Income (loss) before income taxes	—	(232)	1,342	20	—	1,130
Income tax expense	—	—	(330)	(5)	—	(335)
Earnings of subsidiaries	795	1,027	8	—	(1,830)	—
Net income	$795	$795	$1,020	$15	$(1,830)	$795
Dividends on preferred stock	$—	$—	$—	$—	$—	$—
Net income attributable to common stockholders	$795	$795	$1,020	$15	$(1,830)	$795

Net income	$795	$795	$1,020	$15	$(1,830)	$795
Other comprehensive income, net of tax
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	$795	$795	$1,020	$15	$(1,830)	$795

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

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Nine Months Ended September 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$22,833	$1,654	$(684)	$23,803
Equipment revenues	—	—	7,221	1	(153)	7,069
Other revenues	—	9	849	169	(34)	993
Total revenues	—	9	30,903	1,824	(871)	31,865
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	4,673	32	—	4,705
Cost of equipment sales	—	—	7,877	756	(154)	8,479
Selling, general and administrative	—	8	9,663	709	(717)	9,663
Depreciation and amortization	—	—	4,779	67	—	4,846
Gains on disposal of spectrum licenses	—	—	—	—	—	—
Total operating expense	—	8	26,992	1,564	(871)	27,693
Operating (loss) income	—	1	3,911	260	—	4,172
Other income (expense)
Interest expense	—	(411)	(86)	(144)	—	(641)
Interest expense to affiliates	—	(419)	(14)	—	15	(418)
Interest income	—	17	14	1	(15)	17
Other (expense) income, net	—	(91)	41	(1)	—	(51)
Total other (expense) income, net	—	(904)	(45)	(144)	—	(1,093)
Income (loss) before income taxes	—	(903)	3,866	116	—	3,079
Income tax expense	—	—	(806)	(25)	—	(831)
Earnings of subsidiaries	2,248	3,151	25	—	(5,424)	—
Net income	$2,248	$2,248	$3,085	$91	$(5,424)	$2,248
Dividends on preferred stock	—	—	—	—	—	—
Net income attributable to common stockholders	$2,248	$2,248	$3,085	$91	$(5,424)	$2,248

Net income	$2,248	$2,248	$3,085	$91	$(5,424)	$2,248
Other comprehensive income, net of tax
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	$2,248	$2,248	$3,085	$91	$(5,424)	$2,248

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Nine Months Ended September 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$21,457	$1,580	$(634)	$22,403
Equipment revenues	—	—	6,878	—	(211)	6,667
Other revenues	—	—	634	158	(17)	775
Total revenues	—	—	28,969	1,738	(862)	29,845
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	4,502	18	—	4,520
Cost of equipment sales	—	—	7,622	738	(211)	8,149
Selling, general and administrative	—	—	8,967	652	(651)	8,968
Depreciation and amortization	—	—	4,446	53	—	4,499
Gains on disposal of spectrum licenses	—	—	(67)	—	—	(67)
Total operating expenses	—	—	25,470	1,461	(862)	26,069
Operating income	—	—	3,499	277	—	3,776
Other income (expense)
Interest expense	—	(634)	(80)	(143)	—	(857)
Interest expense to affiliates	—	(398)	(18)	—	18	(398)
Interest income	—	24	9	—	(18)	15
Other income (expense), net	—	(87)	(1)	(1)	—	(89)
Total other expense, net	—	(1,095)	(90)	(144)	—	(1,329)
Income (loss) before income taxes	—	(1,095)	3,409	133	—	2,447
Income tax expense	—	—	(572)	(46)	—	(618)
Earnings (loss) of subsidiaries	1,829	2,924	(17)	—	(4,736)	—
Net income	1,829	1,829	2,820	87	(4,736)	1,829
Dividends on preferred stock	(41)	—	—	—	—	(41)
Net income attributable to common stockholders	$1,788	$1,829	$2,820	$87	$(4,736)	$1,788

Net income	$1,829	$1,829	$2,820	$87	$(4,736)	$1,829
Other comprehensive income, net of tax
Other comprehensive income, net of tax	3	3	3	—	(6)	3
Total comprehensive income	$1,832	$1,832	$2,823	$87	$(4,742)	$1,832

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended September 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$—	$(429)	$2,713	$(1,320)	$(50)	$914
Investing activities
Purchases of property and equipment	—	—	(1,355)	(7)	—	(1,362)
Purchases of spectrum licenses and other intangible assets	—	—	(22)	—	—	(22)
Proceeds related to beneficial interests in securitization transactions	—	—	12	1,326	—	1,338
Acquisition of companies, net of cash acquired	—	—	—	—	—	—
Equity investment in subsidiary	—	—	(17)	—	17	—
Other, net	—	—	4	—	—	4
Net cash (used in) provided by investing activities	—	—	(1,378)	1,319	17	(42)
Financing activities
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Payments of consent fees related to long-term debt	—	—	—	—	—	—
Proceeds from borrowing on revolving credit facility, net	—	1,810	—	—	—	1,810
Repayments of revolving credit facility	—	—	(2,130)	—	—	(2,130)
Repayments of capital lease obligations	—	—	(180)	(1)	—	(181)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(246)	—	—	(246)
Repayments of long-term debt	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	—
Intercompany advances, net	—	(1,383)	1,342	41	—	—
Equity investment from parent	—	—	—	17	(17)	—
Tax withholdings on share-based awards	—	—	(5)	—	—	(5)
Cash payments for debt prepayment or debt extinguishment costs	—	—	—	—	—	—
Intercompany dividend paid	—	—	—	(50)	50	—
Other, net	1	—	(7)	—	—	(6)
Net cash provided by (used in) financing activities	1	427	(1,226)	7	33	(758)
Change in cash and cash equivalents	1	(2)	109	6	—	114
Cash and cash equivalents
Beginning of period	1	3	163	48	—	215
End of period	$2	$1	$272	$54	$—	$329

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended September 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(2)	$(282)	$2,609	$(1,073)	$—	$1,252
Investing activities
Purchases of property and equipment	—	—	(1,441)	—	—	(1,441)
Purchases of spectrum licenses and other intangible assets	—	—	(15)	—	—	(15)
Proceeds related to beneficial interests in securitization transactions	—	—	11	1,099	—	1,110
Equity investment in subsidiary	—	—	—	—	—	—
Other, net	—	—	1	—	—	1
Net cash (used in) provided by investing activities	—	—	(1,444)	1,099	—	(345)
Financing activities
Proceeds from issuance of long-term debt	—	500	—	—	—	500
Proceeds from borrowing on revolving credit facility, net	—	1,055	—	—	—	1,055
Repayments of revolving credit facility	—	—	(1,735)	—	—	(1,735)
Repayments of capital lease obligations	—	—	(141)	—	—	(141)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(4)	—	—	(4)
Repayments of long-term debt	—	—	—	—	—	—
Intercompany advances, net	—	(1,272)	1,284	(12)	—	—
Equity investment from parent	—	—	—	—	—	—
Tax withholdings on share-based awards	—	—	(6)	—	—	(6)
Intercompany dividend paid	—	—	—	—	—	—
Dividends on preferred stock	(13)	—	—	—	—	(13)
Cash payments for debt prepayment or debt extinguishment costs	—	—	—	—	—	—
Other, net	1	—	(6)	—	—	(5)
Net cash (used in) provided by financing activities	(12)	283	(608)	(12)	—	(349)
Change in cash and cash equivalents	(14)	1	557	14	—	558
Cash and cash equivalents
Beginning of period	43	1	121	16	—	181
End of period	$29	$2	$678	$30	$—	$739
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

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$—	$(1,091)	$8,019	$(3,803)	$(180)	$2,945
Investing activities
Purchases of property and equipment	—	—	(4,345)	(12)	—	(4,357)
Purchases of spectrum licenses and other intangible assets	—	—	(101)	—	—	(101)
Proceeds related to beneficial interests in securitization transactions	—	—	37	3,919	—	3,956
Acquisition of companies, net of cash acquired	—	—	(338)	—	—	(338)
Equity investment in subsidiary	—	—	(43)	—	43	—
Other, net	—	—	30	—	—	30
Net cash (used in) provided by investing activities	—	—	(4,760)	3,907	43	(810)
Financing activities
Proceeds from issuance of long-term debt	—	2,494	—	—	—	2,494
Payments of consent fees related to long-term debt	—	—	(38)	—	—	(38)
Proceeds from borrowing on revolving credit facility, net	—	6,050	—	—	—	6,050
Repayments of revolving credit facility	—	—	(6,050)	—	—	(6,050)
Repayments of capital lease obligations	—	—	(506)	(2)	—	(508)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(246)	—	—	(246)
Repayments of long-term debt	—	—	(3,349)	—	—	(3,349)
Repurchases of common stock	(1,071)	—	—	—	—	(1,071)
Intercompany advances, net	995	(7,453)	6,427	31	—	—
Equity investment from parent	—	—	—	43	(43)	—
Tax withholdings on share-based awards	—	—	(89)	—	—	(89)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(212)	—	—	(212)
Intercompany dividend paid	—	—	—	(180)	180	—
Other, net	4	—	(10)	—	—	(6)
Net cash (used in) provided by financing activities	(72)	1,091	(4,073)	(108)	137	(3,025)
Change in cash and cash equivalents	(72)	—	(814)	(4)	—	(890)
Cash and cash equivalents
Beginning of period	74	1	1,086	58	—	1,219
End of period	$2	$1	$272	$54	$—	$329

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$—	$(1,211)	$7,280	$(3,023)	$(80)	$2,966
Investing activities
Purchases of property and equipment	—	—	(4,316)	—	—	(4,316)
Purchases of spectrum licenses and other intangible assets	—	—	(5,820)	—	—	(5,820)
Proceeds related to beneficial interests in securitization transactions	—	—	32	3,094	—	3,126
Equity investment in subsidiary	(308)	—	—	—	308	—
Other, net	—	—	(2)	—	—	(2)
Net cash (used in) provided by investing activities	(308)	—	(10,106)	3,094	308	(7,012)
Financing activities
Proceeds from issuance of long-term debt	—	10,480	—	—	—	10,480
Proceeds from borrowing on revolving credit facility, net	—	2,910	—	—	—	2,910
Repayments of revolving credit facility	—	—	(2,910)	—	—	(2,910)
Repayments of capital lease obligations	—	—	(350)	—	—	(350)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(296)	—	—	(296)
Repayments of long-term debt	—	—	(10,230)	—	—	(10,230)
Intercompany advances, net	—	(15,218)	15,246	(28)	—	—
Equity investment from parent	—	308	—	—	(308)	—
Tax withholdings on share-based awards	—	—	(101)	—	—	(101)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(188)	—	—	(188)
Intercompany dividend paid	—	—	—	(80)	80	—
Dividends on preferred stock	(41)	—	—	—	—	(41)
Other, net	20	—	(9)	—	—	11
Net cash (used in) provided by financing activities	(21)	(1,520)	1,162	(108)	(228)	(715)
Change in cash and cash equivalents	(329)	(2,731)	(1,664)	(37)	—	(4,761)
Cash and cash equivalents
Beginning of period	358	2,733	2,342	67	—	5,500
End of period	$29	$2	$678	$30	$—	$739
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by the Risk Factors included in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, the Risk Factors included in Part II, Item 1A “Risk Factors” below and the risk factors contained in the section entitled “Risk Factors” in the final joint consent solicitation/proxy statement of T-Mobile and Sprint dated October 29, 2018 forming part of our registration statement on Form S-4 (Registration No. 333-226435) filed with the SEC, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

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

•	significant costs related to the Transactions, including financing costs and unknown liabilities of Sprint or that may arise;

•	failure to realize the expected benefits and synergies of the Transactions in the expected timeframes or at all;

•	costs or difficulties related to the integration of Sprint’s network and operations into our network and operations;

•	the risk of litigation or regulatory actions related to the Transactions;

•	the inability of us, Sprint or the combined company to retain and hire key personnel;

•
the risk that certain contractual restrictions contained in the Business Combination Agreement during the pendency of the Transactions could adversely affect our or Sprint’s ability to pursue business opportunities or strategic transactions;

•	adverse economic or political conditions in the U.S. and international markets;

•	competition, industry consolidation, and changes in the market for wireless services, which could negatively affect our ability to attract and retain customers;

•	the effects of any future merger, investment, or acquisition involving us, as well as the effects of mergers, investments, or acquisitions in the technology, media and telecommunications industry;

•	challenges in implementing our business strategies or funding our operations, including payment for additional spectrum or network upgrades;

•	the possibility that we may be unable to renew our spectrum licenses on attractive terms or acquire new spectrum licenses at reasonable costs and terms;

•	difficulties in managing growth in wireless data services, including network quality;

•	material changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;

•	the timing, scope and financial impact of our deployment of advanced network and business technologies;

•	the impact on our networks and business from major technology equipment failures;

•	breaches of our and/or our third-party vendors’ networks, information technology and data security, resulting in unauthorized access to customer confidential information;

•	natural disasters, terrorist attacks or similar incidents;

•	unfavorable outcomes of existing or future litigation;

•	any changes in the regulatory environments in which we operate, including any increase in restrictions on the ability to operate our networks and changes in data privacy laws;

•	any disruption or failure of our third parties’ or key suppliers’ provisioning of products or services;

•	material adverse changes in labor matters, including labor campaigns, negotiations or additional organizing activity, and any resulting financial, operational and/or reputational impact;

•	changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (“SEC”), may require, which could result in an impact on earnings;

•	changes in tax laws, regulations and existing standards and the resolution of disputes with any taxing jurisdictions; and

•	the possibility that the reset process under our trademark license with Deutsche Telekom AG (“DT”) results in changes to the royalty rates for our trademarks.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018, included in Part I, Item 1 of this Form 10-Q and audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 (together with our Current Report on Form 8-K filed June 18, 2018, which is incorporated by reference herein). Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Business Overview

In August 2018, we introduced Un-carrier Next, a new initiative that radically changes the structure of our customer service department and solves several significant pain points for customers. Postpaid customers will get directly through to a human when they call customer support, and that human will be one member of a “Team of Experts” devoted to that customer and other customers in their geographic region. No bots, no bouncing, no BS.

Un-carrier Next also provided T-Mobile customers exclusive access to a free one-year Pandora Plus subscription via the T-Mobile Tuesdays App on August 28, 2018. In addition, we announced an exclusive multi-year partnership with Live Nation, the world’s largest live entertainment company, giving Un-carrier customers rock star status at Live Nation amphitheater and arena concerts, including access to last-minute reserve seats in sold-out sections and discounted tickets.

In September 2018, we announced the rebranding of our prepaid brand, MetroPCS, as MetroTM by T-Mobile (“Metro”) and introduced new unlimited rate plans with tiers that feature added benefits of Google One and Amazon Prime as well as an expanded selection of the latest and greatest smartphones. Gone are the outdated perceptions that prepaid service is synonymous with limited coverage, cheap flip phones or bad credit.

Proposed Sprint Transaction

On April 29, 2018, we entered into a business combination agreement (“Business Combination Agreement”) with Sprint Corporation (“Sprint”) to merge in an all-stock transaction at a fixed exchange ratio of 0.10256 shares of T-Mobile common stock for each share of Sprint common stock, or 9.75 shares of Sprint common stock for each share of T-Mobile common stock (the “Merger,” and together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”). The combined company will be named “T-Mobile,” and as a result of the Merger, is expected to be able to rapidly launch a nationwide 5G network, accelerate innovation and increase competition in the U.S. wireless, video and broadband industries. Immediately following the Merger, it is anticipated that DT and SoftBank Group Corp. will hold, directly or indirectly, on a fully diluted basis, approximately 41.7% and 27.3%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 31.0% of the outstanding T-Mobile common stock held by other stockholders, based on closing share prices and certain other assumptions as of the date of the Business Combination Agreement. The Merger is subject to regulatory approvals and certain other customary closing conditions and is expected to close in the first half of 2019.

For more information regarding our Business Combination Agreement, see Note 3 - Business Combinations in the Notes
to the Condensed Consolidated Financial Statements.

Acquisitions

•
On January 1, 2018, we closed on our previously announced Unit Purchase Agreement to acquire the remaining equity in Iowa Wireless Services, LLC (“IWS”), a 54% owned unconsolidated subsidiary, for a purchase price of $25 million. We accounted for our acquisition of IWS as a business combination and recognized a bargain purchase gain of approximately $25 million as part of our purchase price allocation and a gain on our previously held equity interest of approximately $15 million in Other income, net in the nine months ended September 30, 2018.

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

The impact of our adoption of the new revenue standard is presented in Note 1 – Summary of Significant Accounting Policies and in the following table which presents a comparison of selected financial information under both the new revenue standard and the previous revenue standard for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Previous Revenue Standard	New Revenue Standard	Change	Previous Revenue Standard	New Revenue Standard	Change
Performance Measures
Branded postpaid phone ARPU	$46.15	$46.17	$0.02	$46.51	$46.44	$(0.07)
Branded postpaid ABPU	$57.68	$57.69	$0.01	$58.78	$58.71	$(0.07)
Branded prepaid ARPU	$38.36	$38.34	$(0.02)	$38.59	$38.57	$(0.02)
Non-GAAP financial measures
Adjusted EBITDA (in millions)	$3,103	$3,239	$136	$9,113	$9,428	$315

Statement of Cash Flows

On January 1, 2018, we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (the “new cash flow standard”) which impacted the presentation of our cash flows related to our beneficial interests in securitization transactions, which is the deferred purchase price, resulting in a reclassification of cash inflows from Operating activities to Investing activities of approximately $1.3 billion and $1.1 billion for the three months ended September 30, 2018 and 2017, respectively, and $4.0 billion and $3.1 billion for the nine months ended September 30, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. The new cash flow standard also impacted the presentation of our cash payments for debt prepayment and debt extinguishment costs, resulting in a reclassification of cash outflows from Operating activities to Financing activities of $212 million and $188 million for the nine months ended September 30, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. There were no cash payments for debt prepayment and debt extinguishment costs during the three months ended September 30, 2018 and 2017. We have applied the new cash flow standard retrospectively to all periods presented.

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

Hurricane Impacts

During the first quarter of 2018, we recognized $36 million in incremental costs to maintain services in Puerto Rico related to hurricanes that occurred in 2017. Additional costs incurred during the second and the third quarters related to hurricanes that occurred in 2017 were immaterial and are expected to be immaterial in the fourth quarter of 2018. During the first quarter of 2018, we received reimbursement payments from our insurance carriers of $94 million, previously accrued for as a receivable as of December 31, 2017. During the second quarter of 2018, we received reimbursement payments of $70 million. During the third quarter of 2018, we received reimbursement payments of $81 million and accrued an additional receivable of $63 million for reimbursement payments agreed to with our insurance carriers as of September 30, 2018 and received in October 2018.

During the third quarter of 2018, our operations in North Carolina and South Carolina experienced losses related to a hurricane, and we recognized $6 million in costs associated with these losses. Additional costs related to the hurricane are expected to be immaterial in the fourth quarter of 2018.

In October 2018, our operations in Florida experienced immaterial losses related to a hurricane. Additional costs related to the hurricane are expected to be incurred during the remainder of the fourth quarter of 2018.

The following table shows the hurricane impacts to our results, operating metrics and non-GAAP financial measures for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(in millions, except per share amounts)	Gross	Reim- bursement	Net	Gross	Reim- bursement	Net
Increase (decrease)
Revenues
Other revenues	$—	$71	$71	$—	$71	$71
Total revenues	$—	$71	$71	$—	$71	$71
Operating expenses
Cost of services	$6	$(60)	$(54)	$42	$(130)	$(88)
Selling, general and administrative	—	(13)	(13)	—	(13)	(13)
Total operating expenses	$6	$(73)	$(67)	$42	$(143)	$(101)
Operating income (loss)	$(6)	$144	$138	$(42)	$214	$172
Net income (loss)	$(4)	$92	$88	$(27)	$137	$110
Earnings per share - basic	$(0.01)	$0.11	$0.10	$(0.03)	$0.16	$0.13
Earnings per share - diluted	$(0.01)	$0.11	$0.10	$(0.03)	$0.16	$0.13
Non-GAAP financial measures
Adjusted EBITDA	$(6)	$144	$138	$(42)	$214	$172

The following table shows the hurricane impacts to our results, operating metrics and non-GAAP financial measures for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(in millions, except per share amounts)	Gross	Reim- bursement	Net	Gross	Reim- bursement	Net
Increase (decrease)
Revenues
Branded postpaid revenues	$(20)	$—	$(20)	$(20)	$—	$(20)
Of which, postpaid phone revenues	(19)	—	(19)	(19)	—	(19)
Branded prepaid revenues	(11)	—	(11)	(11)	—	(11)
Total service revenues	(31)	—	(31)	(31)	—	(31)
Equipment revenues	(8)	—	(8)	(8)	—	(8)
Total revenues	$(39)	$—	$(39)	$(39)	$—	$(39)
Operating expenses
Cost of services	$69	$—	$69	$69	$—	$69
Cost of equipment sales	4	—	4	4	—	4
Selling, general and administrative	36	—	36	36	—	36
Of which, bad debt	20	—	20	20	—	20
Total operating expenses	$109	$—	$109	$109	$—	$109
Operating income (loss)	$(148)	$—	$(148)	$(148)	$—	$(148)
Net income (loss)	$(90)	$—	$(90)	$(90)	$—	$(90)
Earnings per share - basic	$(0.11)	$—	$(0.11)	$(0.11)	$—	$(0.11)
Earnings per share - diluted	$(0.10)	$—	$(0.10)	$(0.10)	$—	$(0.10)
Operating metrics
Bad debt expense and losses from sales of receivables as a percentage of total revenues			0.20%			0.07%
Non-GAAP financial measures
Adjusted EBITDA	(148)	—	(148)	(148)	—	(148)

Results of Operations

Highlights for the three months ended September 30, 2018, compared to the same period in 2017

•	Total revenues of $10.8 billion for the three months ended September 30, 2018 increased $820 million, or 8%, primarily driven by growth in service and equipment revenues as further discussed below.

•
Service revenues of $8.1 billion for the three months ended September 30, 2018 increased $437 million, or 6%, primarily due to growth in our average branded customer base driven by the continued growth in existing and Greenfield markets, the growing success of new customer segments such as T-Mobile for Business, T-Mobile ONE Unlimited 55+, and T-Mobile ONE Military, along with lower churn, growth in connected devices and the success of our Metro brand.

•
Equipment revenues of $2.4 billion for the three months ended September 30, 2018 increased $273 million, or 13%, primarily due to higher average revenue per device sold and the positive impact from the new revenue standard of $105 million, partially offset by a decrease in the number of devices sold, excluding purchased lease devices, lower volumes of purchased leased devices at the end of the lease term, and a decrease in the proceeds from liquidation of returned customer handsets.

•
Operating income of $1.4 billion for the three months ended September 30, 2018 increased $117 million, or 9%, primarily due to higher Total revenues, partially offset by higher Cost of equipment sales, Depreciation and amortization and Selling, general and administrative expenses. Operating income for the three months ended September 30, 2018 included the positive impacts from the adoption of the new revenue standard of $136 million and insurance reimbursements related to the hurricanes, net of costs of $138 million as well as the negative impact of costs associated with the Transactions of $53 million. Operating income also included the negative impact from hurricanes of $148 million and gains on disposal of spectrum licenses of $29 million for the three months ended September 30, 2017.

•
Net income of $795 million for the three months ended September 30, 2018 increased $245 million, or 45%, primarily due to higher Operating income, lower Interest expense and Interest expense to affiliates, and lower Income tax expense, as further discussed below. Net income for the three months ended September 30, 2018 included the positive impacts from the adoption of the new revenue standard of $101 million and insurance reimbursements related to the hurricanes, net of costs of $88 million as well as the negative impact of costs associated with the Transactions of $53 million. Net income also included the negative impact from hurricanes of $90 million and net, after-tax gains on disposal of spectrum licenses of $18 million for the three months ended September 30, 2017.

•
Adjusted EBITDA, a non-GAAP financial measure, of $3.2 billion for the three months ended September 30, 2018 increased $417 million, or 15%, primarily due to higher Operating income driven by the factors described above. See “Performance Measures” for additional information.

•
Net cash provided by operating activities of $914 million for the three months ended September 30, 2018 decreased $338 million, or 27%. See “Liquidity and Capital Resources” for additional information.

•
Free Cash Flow, a non-GAAP financial measure, of $890 million for the three months ended September 30, 2018 decreased $31 million, or 3%. See “Liquidity and Capital Resources” for additional information.

Highlights for the nine months ended September 30, 2018, compared to the same period in 2017

•	Total revenues of $31.9 billion for the nine months ended September 30, 2018 increased $2.0 billion, or 7%, primarily driven by growth in service and equipment revenues as further discussed below.

•
Service revenues of $23.8 billion for the nine months ended September 30, 2018 increased $1.4 billion, or 6%, primarily due to growth in our average branded customer base driven by the continued growth in existing and Greenfield markets, the growing success of new customer segments such as T-Mobile for Business, T-Mobile ONE Unlimited 55+, and T-Mobile ONE Military, along with lower churn, growth in connected devices and the success of our Metro brand.

•
Equipment revenues of $7.1 billion for the nine months ended September 30, 2018 increased $402 million, or 6%, primarily due to a higher average revenue per device sold, a positive impact from the new revenue standard of $278 million and proceeds from liquidation of returned customer handsets, partially offset by a decrease in the number of devices sold, excluding purchased lease devices, lower volumes of purchased leased devices at the end of the lease term, and lower lease revenues.

•
Operating income of $4.2 billion for the nine months ended September 30, 2018 increased $396 million, or 10%, primarily due to higher Total revenues, partially offset by higher Selling, general and administrative expenses, Depreciation and amortization, and Cost of services. Operating income for the nine months ended September 30, 2018 included the positive impacts from the adoption of the new revenue standard of $315 million and from hurricane reimbursement payments of $172 million as well as the negative impact of costs associated with the Transactions of $94 million. Operating income also included the negative impact from hurricanes of $148 million and gains on disposal of spectrum licenses of $67 million for the nine months ended September 30, 2017.

•
Net income of $2.2 billion for the nine months ended September 30, 2018 increased $419 million, or 23%, primarily due to higher Operating income, lower Interest expense and lower Other expense, partially offset by higher Income tax expense, further discussed below. Net income for the nine months ended September 30, 2018 included the positive impacts from the adoption of the new revenue standard of $234 million and from hurricane reimbursement payments of $110 million as well as the negative impact of costs associated with the Transactions of $92 million. Net income also included the negative impact from hurricanes of $90 million and net, after-tax gains on disposal of spectrum licenses of $41 million for the nine months ended September 30, 2017.

•
Adjusted EBITDA of $9.4 billion for the nine months ended September 30, 2018 increased $926 million, or 11%, primarily due to higher Operating income driven by the factors described above. See “Performance Measures” for additional information.

•	Net cash provided by operating activities of $2.9 billion for the nine months ended September 30, 2018 decreased $21 million, or 1%. See “Liquidity and Capital Resources” for additional information.

•	Free Cash Flow of $2.3 billion for the nine months ended September 30, 2018 increased $744 million, or 47%. See “Liquidity and Capital Resources” for additional information.

Set forth below is a summary of our unaudited condensed consolidated financial results:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2018	2017	$	%	2018	2017	$	%
Revenues
Branded postpaid revenues	$5,244	$4,920	$324	7%	$15,478	$14,465	$1,013	7%
Branded prepaid revenues	2,395	2,376	19	1%	7,199	7,009	190	3%
Wholesale revenues	338	274	64	23%	879	778	101	13%
Roaming and other service revenues	89	59	30	51%	247	151	96	64%
Total service revenues	8,066	7,629	437	6%	23,803	22,403	1,400	6%
Equipment revenues	2,391	2,118	273	13%	7,069	6,667	402	6%
Other revenues	382	272	110	40%	993	775	218	28%
Total revenues	10,839	10,019	820	8%	31,865	29,845	2,020	7%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,586	1,594	(8)	(1)%	4,705	4,520	185	4%
Cost of equipment sales	2,862	2,617	245	9%	8,479	8,149	330	4%
Selling, general and administrative	3,314	3,098	216	7%	9,663	8,968	695	8%
Depreciation and amortization	1,637	1,416	221	16%	4,846	4,499	347	8%
Gains on disposal of spectrum licenses	—	(29)	29	NM	—	(67)	67	NM
Total operating expense	9,399	8,696	703	8%	27,693	26,069	1,624	6%
Operating income	1,440	1,323	117	9%	4,172	3,776	396	10%
Other income (expense)
Interest expense	(194)	(253)	59	(23)%	(641)	(857)	216	(25)%
Interest expense to affiliates	(124)	(167)	43	(26)%	(418)	(398)	(20)	5%
Interest income	5	2	3	150%	17	15	2	13%
Other income (expense), net	3	1	2	200%	(51)	(89)	38	(43)%
Total other expense, net	(310)	(417)	107	(26)%	(1,093)	(1,329)	236	(18)%
Income before income taxes	1,130	906	224	25%	3,079	2,447	632	26%
Income tax expense	(335)	(356)	21	(6)%	(831)	(618)	(213)	34%
Net income	$795	$550	$245	45%	$2,248	$1,829	$419	23%

Net cash provided by operating activities	$914	$1,252	$(338)	(27)%	$2,945	$2,966	$(21)	(1)%
Net cash used in investing activities	(42)	(345)	303	(88)%	(810)	(7,012)	6,202	(88)%
Net cash used in financing activities	(758)	(349)	(409)	117%	(3,025)	(715)	(2,310)	323%

Non-GAAP Financial Measures
Adjusted EBITDA	$3,239	$2,822	$417	15%	$9,428	$8,502	$926	11%
Free Cash Flow	890	921	(31)	(3)%	2,332	1,588	744	47%
NM - Not Meaningful

The following discussion and analysis is for the three and nine months ended September 30, 2018, compared to the same periods in 2017 unless otherwise stated.

Total revenues increased $820 million, or 8%, for the three months ended and $2.0 billion, or 7%, for the nine months ended September 30, 2018 as discussed below.

Branded postpaid revenues increased $324 million, or 7%, for the three months ended and $1.0 billion, or 7%, for the nine months ended September 30, 2018, primarily from:

•
Higher average branded postpaid phone customers, primarily from growth in our customer base driven by the continued growth in existing and Greenfield markets, the growing success of new customer segments such as T-Mobile for Business, T-Mobile ONE Unlimited 55+, and T-Mobile ONE Military, along with lower churn; and

•	Higher average branded postpaid other customers, driven by higher connected devices; partially offset by

•	Lower branded postpaid phone Average Revenue Per User (“ARPU”). See Branded Postpaid Phone ARPU in the Performance Measures section of this MD&A.

Branded prepaid revenues increased $19 million, or 1%, for the three months ended and $190 million, or 3%, for the nine months ended September 30, 2018 primarily from:

•	Higher average branded prepaid customers driven by the success of our Metro brand.

•	The increase for the three months ended September 30, 2018 was also partially offset by lower branded prepaid ARPU. See Branded Prepaid APRU in the Performance Measures section of this MD&A.

Wholesale revenues increased $64 million, or 23%, for the three months ended and $101 million, or 13%, for the nine months ended September 30, 2018 primarily from the continued success of our MVNO partnerships and higher minimum commitment revenues. Wholesale revenues for minimum commitments are accelerated under the new revenue standard, with $43 million in shortfalls recognized during the three and nine months ended September 30, 2018.

Roaming and other service revenues increased $30 million, or 51%, for the three months ended and $96 million, or 64%, for the nine months ended September 30, 2018 primarily from an increase in international and domestic roaming revenues.

Equipment revenues increased $273 million, or 13%, for the three months ended and increased $402 million, or 6%, for the nine months ended September 30, 2018.

The change for the three months ended September 30, 2018 was primarily from:

•	An increase of $394 million in device sales revenues, excluding purchased lease devices, primarily due to:

•	Higher average revenue per device sold due to an increase in the high-end device mix; and

•	A positive impact from the new revenue standard of $105 million primarily related to certain commission costs now recorded as Selling, general and administrative expenses; partially offset by

•	A 4% decrease in the number of devices sold, excluding purchased lease devices; partially offset by

•	A decrease of $117 million from lower volumes of purchased leased devices at the end of the lease term; and

•	A decrease of $32 million primarily related to lower proceeds from liquidation of returned customer handsets.

The change for the nine months ended September 30, 2018 was primarily from:

•	An increase of $812 million in device sales revenues, excluding purchased lease devices, primarily due to:

•	Higher average revenue per device sold due to an increase in the high-end device mix; and

•	A positive impact from the new revenue standard of $278 million related to certain commission costs now recorded as Selling, general and administrative expenses; partially offset by

•	A 5% decrease in the number of devices sold, excluding purchased lease devices; and

•	An increase of $86 million related to higher proceeds from liquidation of returned customer handsets; partially offset by

•	A decrease of $302 million from lower volumes of purchased leased devices at the end of the lease term; and

•
A decrease of $193 million in lease revenues from “JUMP!”® On Demand customers preferring affordable device options on leasing programs with lower monthly lease payments and shifting focus to our EIP financing option for high-end devices.

Under our JUMP! On Demand program, upon device upgrade or at lease end, customers must return or purchase their device. Revenue for purchased leased devices is recorded as equipment revenues when revenue recognition criteria have been met.

Other revenues increased $110 million, or 40%, for the three months ended and $218 million, or 28%, for the nine months ended September 30, 2018 primarily due to the positive impact from $71 million in insurance reimbursements related to the hurricanes, revenue share agreements with third parties, and higher amortized imputed discount on EIP receivables.

Operating expenses increased $703 million, or 8%, for the three months ended September 30, 2018 primarily from higher Selling, general and administrative expenses and Depreciation and amortization expense as discussed below. Operating expenses increased $1.6 billion, or 6%, for the nine months ended September 30, 2018 primarily from higher Selling, general and administrative expenses, Cost of services, Depreciation and amortization expense, Cost of equipment sales, and lower Gains on disposal of spectrum licenses as discussed below.

Cost of services decreased $8 million, or 1%, for the three months ended and increased $185 million, or 4%, for the nine months ended September 30, 2018.

The change for the three months ended September 30, 2018 was primarily from:

•
The positive impact from insurance reimbursements related to hurricanes, net of costs, of $54 million in the three months ended September 30, 2018, compared to costs incurred related to hurricanes of $69 million in the three months ended September 30, 2017; partially offset by

•	The impact of the accelerated rollout of low band spectrum; and

•
The impact from the new revenue standard of $24 million, which primarily related to certain costs for customer appreciation programs reclassified to Cost of services from Selling, general and administrative expenses.

The change for the nine months ended September 30, 2018 was primarily from:

•	Higher lease and employee-related expenses associated with network expansion; and

•
The impact from the new revenue standard of $50 million for the nine months ended September 30, 2018, which primarily related to certain costs for customer appreciation programs reclassified to Cost of services from Selling, general and administrative expenses; partially offset by

•
The positive impact from insurance reimbursements related to hurricanes, net of costs, of $88 million in the nine months ended September 30, 2018, compared to costs incurred related to hurricanes of $69 million for the nine months ended September 30, 2017; and

•	Lower regulatory program costs.

Cost of equipment sales increased $245 million, or 9%, for the three months ended and increased $330 million, or 4%, for the nine months ended September 30, 2018.

The change for the three months ended September 30, 2018 was primarily from:

•	An increase of $386 million in device cost of equipment sales, excluding purchased leased devices, primarily due to:

•	A higher average cost per device sold, primarily due to an increase in the high-end device mix; partially offset by

•	A 4% decrease in the number of devices sold. This increase was partially offset by

•	A decrease of $66 million primarily related to lower inventory adjustments; and

•	A decrease of $85 million from lower volumes of purchased leased devices at the end of the lease term.

The change for the nine months ended September 30, 2018 was primarily from:

•	An increase of $776 million in device cost of equipment sales, excluding purchased leased devices, primarily due to:

•	A higher average cost per device sold, primarily due to an increase in the high-end device mix; partially offset by

•	A 5% decrease in the number of devices sold, excluding purchased lease devices. This increase was partially offset by

•	A decrease of $329 million from lower volumes of purchased leased devices at the end of the lease term; and

•	A decrease of $122 million primarily due to lower inventory adjustments and a decrease in average claim costs and warranty fulfillment.

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

Selling, general and administrative expenses increased $216 million, or 7%, for the three months ended and $695 million, or 8%, for the nine months ended September 30, 2018.

The change for the three months ended September 30, 2018 was primarily from:

•	Higher employee-related costs and costs related to managed services;

•	Higher commissions driven by compensation structure and channel mix changes; and

•	Costs associated with the Transactions of $53 million; partially offset by

•	Lower bad debt expense and losses from sales of receivables reflecting our ongoing focus on managing customer quality;

•	Lower promotional and advertising costs; and

•
The positive impact from insurance reimbursements related to the hurricanes of $13 million compared to costs incurred related to hurricanes of $36 million for the three months ended September 30, 2017.

The change for the nine months ended September 30, 2018 was primarily from:

•	Higher employee-related costs and costs related to managed services;

•	Higher commissions driven by compensation structure and channel mix changes;

•	Costs associated with the Transactions of $94 million; and

•	An approximately $40 million FCC settlement related to local ring back tones in rural areas; partially offset by

•	Lower bad debt expense and losses from sales of receivables reflecting our ongoing focus on managing customer quality;

•	Lower handset repair services costs;

•	Lower promotional and advertising costs;

•
The positive impact from the new revenue standard of $61 million primarily related to a net benefit from capitalized commission costs in excess of the related amortization, partially offset by higher commissions which were previously recorded as contra-equipment revenue; and

•	The positive impact from insurance reimbursements related to the hurricanes of $13 million compared to costs incurred related to hurricanes of $36 million for the nine months ended September 30, 2017.

Depreciation and amortization increased $221 million, or 16%, for the three months ended and $347 million, or 8%, for the nine months ended September 30, 2018.

The change for the three months ended September 30, 2018 was primarily from:

•	The continued build-out of our 4G LTE network;

•
Higher depreciation expense related to our JUMP! On Demand program resulting from a higher number of devices under lease. Under our JUMP! On Demand program, the cost of a leased wireless device is depreciated to its estimated residual value over the period expected to provide utility to us; and

•	The implementation of the first component of our new billing system.

The change for the nine months ended September 30, 2018 was primarily from:

•	The continued build-out of our 4G LTE network; and

•	The implementation of the first component of our new billing system; partially offset by

•
Lower depreciation expense related to our JUMP! On Demand program resulting from an increase in the affordable device mix. Under our JUMP! On Demand program, the cost of a leased wireless device is depreciated to its estimated residual value over the period expected to provide utility to us.

Gains on disposal of spectrum licenses were $29 million for the three months ended and $67 million for the nine months ended September 30, 2017. We had no gains on disposal of spectrum license transactions during the three and nine months ended September 30, 2018.

Operating income, the components of which are discussed above, increased $117 million, or 9%, for the three months ended and $396 million, or 10%, for the nine months ended September 30, 2018.

The change for the three months ended September 30, 2018 included:

•	The positive impacts from the new revenue standard of $136 million;

•	The positive impact from insurance reimbursements related to hurricanes, net of costs, of $138 million, compared to a negative impact of $148 million in 2017; partially offset by

•	Gains on disposal of spectrum licenses of $29 million in 2017. There were no gains on disposal of spectrum licenses in 2018; and

•	Costs associated with the Transactions of $53 million.

The change for the nine months ended September 30, 2018 included:

•	The positive impacts from the new revenue standard of $315 million;

•	The positive impact from insurance reimbursements related to hurricanes, net of costs, of $172 million, compared to a negative impact of $148 million in the same period in 2017; partially offset by

•	Gains on disposal of spectrum licenses of $67 million in 2017. There were no gains on disposal of spectrum licenses in 2018; and

•	Costs associated with the Transactions of $94 million.

Interest expense decreased $59 million, or 23%, for the three months ended and $216 million, or 25%, for the nine months ended September 30, 2018.

The change for the three months ended September 30, 2018 was primarily from:

•	Redemption in January 2018 of $1.0 billion of 6.125% Senior Notes due 2022;

•	Redemption in April 2018 of aggregate principal amount of $2.4 billion of Senior Notes, with various interest rates and maturity dates; and

•
Higher capitalized interest costs of $37 million primarily due to the build out of our network to utilize our 600 MHz spectrum licenses in the three months ended September 30, 2018, compared to the three months ended September 30, 2017; partially offset by

•	Issuance in January 2018 of $1.0 billion of public 4.500% Senior Notes due 2026; and

•	Issuance in January 2018 of $1.5 billion of public 4.750% Senior Notes due 2028.

The change for the nine months ended September 30, 2018 was primarily from:

•	Redemption in April 2017 of aggregate principal amount of $6.8 billion of Senior Notes, with various interest rates and maturity dates;

•	Redemption in January 2018 of $1.0 billion of 6.125% Senior Notes due 2022;

•	Redemption in April 2018 of aggregate principal amount of $2.4 billion of Senior Notes due 2022, with various interest rates and maturity dates; and

•
Higher capitalized interest costs of $59 million primarily due to the build out of our network to utilize our 600 MHz spectrum licenses in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017; partially offset by

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

See Note 9 – Debt of the Notes to the Condensed Consolidated Financial Statements for further information.

Interest expense to affiliates decreased $43 million, or 26%, for the three months ended and increased $20 million, or 5%, for the nine months ended September 30, 2018.

The change for the three months ended September 30, 2018 was primarily from:

•
Higher capitalized interest costs of $36 million primarily due to build out of our network to utilize our 600 MHz spectrum licenses in the three months ended September 30, 2018, compared to the three months ended September 30, 2017; and

•	A decrease from lower interest rates achieved through refinancing of a total of $2.5 billion of Senior Reset Notes in April 2018.

The change for the nine months ended September 30, 2018 was primarily from:

•	Issuance in January 2017 of $4.0 billion of Incremental Secured Term Loan facility, which refinanced $1.98 billion of outstanding senior secured term loans;

•	Issuance in May 2017 of aggregate principal amount of $4.0 billion of Senior Notes, with various interest rates and maturity dates;

•	Issuance in April 2017 of aggregate principal amount of $3.0 billion of Senior Notes, with various interest rates and maturity dates; and

•	Issuance in September 2017 of aggregate principal amount of $500 million of 5.375% Senior Notes due 2027; partially offset by

•	A decrease from lower interest rates achieved through refinancing in April 2017 of a total of $2.5 billion of Senior Reset Notes;

•	A decrease from lower interest rates achieved through refinancing in April 2018 of a total of $2.5 billion of Senior Reset Notes; and

•
Higher capitalized interest costs of $76 million primarily due to build out of our network to utilize our 600 MHz spectrum licenses in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

See Note 9 – Debt of the Notes to the Condensed Consolidated Financial Statements for further information.

Other income (expense), net increased $2 million, or 200%, for the three months ended September 30, 2018 and decreased $38 million, or 43%, for the nine months ended September 30, 2018.

The change in the nine months ended September 30, 2018 was primarily from:

•	A $30 million gain on sale of certain investments;

•	A $25 million bargain purchase gain as part of our purchase price allocation of the IWS acquisition; and

•	A $15 million gain on our previously held equity interest in IWS; partially offset by

•	A $36 million increase in losses on early redemption of debt, including

◦	An $86 million loss on early redemption of $2.5 billion in DT Senior Reset Notes in April 2018, and

◦	A $32 million loss on early redemption of $1.0 billion of 6.125% Senior Notes due 2022 in January 2018; partially offset by

◦
A $73 million net loss on early redemption of aggregate principal amount of $8.25 billion in Senior Notes, with various interest rates and maturity dates, during the nine months ended September 30, 2017; and

◦	A $13 million loss on refinancing of $1.98 billion of outstanding senior secured term loans in January 2017.

Income tax expense decreased $21 million, or 6%, for the three months ended and increased $213 million, or 34%, for the nine months ended September 30, 2018.

The decrease for the three months ended September 30, 2018 was primarily from:

•	Benefits from a reduction in the federal corporate income tax rate provided by the Tax Cuts and Jobs Act, which took effect on January 1, 2018, from 35% to 21%; and

•
A $63 million benefit from a change in tax status of certain subsidiaries, including a related $28 million reduction in valuation allowance against deferred tax assets in certain state jurisdictions; partially offset by

•	A $115 million increase in income tax expense from a tax regime change in certain state tax jurisdictions;

•	Higher income before taxes; and

•	Non-deductible costs associated with the Transactions.

The increase for the nine months ended September 30, 2018 was primarily from:

•
A $289 million tax benefit recognized in the nine months ended September 30, 2017 related to a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions that did not impact 2018;

•	A $115 million increase in income tax expense from a tax regime change in certain state tax jurisdictions;

•	Higher income before taxes; and

•	Non-deductible costs associated with the Transactions; partially offset by

•	Benefits from a reduction in the federal corporate income tax rate provided by the Tax Cuts and Jobs Act, which took effect on January 1, 2018, from 35% to 21%.

Net income, the components of which are discussed above, increased $245 million, or 45%, for the three months ended September 30, 2018 and $419 million, or 23%, for the nine months ended September 30, 2018.

The change for the three months ended September 30, 2018 included:

•	The positive impact from the new revenue standard of $101 million;

•	The positive impact from insurance reimbursements related to the hurricanes, net of costs, of $88 million, compared to a negative impact of $90 million in 2017; partially offset by

•	Gains on disposal of spectrum licenses of $18 million in 2017. There were no gains on disposal of spectrum licenses in 2018; and

•	The negative impact from costs associated with the Transactions of $53 million.

The change for the nine months ended September 30, 2018 included:

•	The positive impact from the new revenue standard of $234 million;

•	The positive impact from insurance reimbursements related to the hurricanes, net of costs, of $110 million, compared to a negative impact of $90 million in the same period in 2017; partially offset by

•	Gains on disposal of spectrum licenses of $41 million in 2017. There were no gains on disposal of spectrum licenses in 2018; and

•	The negative impact from costs associated with the Transactions of $92 million.

Guarantor Subsidiaries

The financial condition and results of operations of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to our consolidated financial condition. The most significant components of the financial condition of our Non-Guarantor Subsidiaries were as follows:

	September 30, 2018	December 31, 2017	Change
(in millions)			$	%
Other current assets	$696	$628	$68	11%
Property and equipment, net	305	306	(1)	—%
Goodwill	218	—	218	NM
Tower obligations	2,179	2,198	(19)	(1)%
Total stockholders' deficit	(1,145)	(1,454)	309	(21)%
NM - Not Meaningful

The most significant components of the results of operations of our Non-Guarantor Subsidiaries were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2018	2017	$	%	2018	2017	$	%
Service revenues	$563	$527	$36	7%	$1,654	$1,580	$74	5%
Cost of equipment sales	258	241	17	7%	756	738	18	2%
Selling, general and administrative	257	209	48	23%	709	652	57	9%
Total comprehensive income	15	40	(25)	(63)%	91	87	4	5%

The change to the results of operations of our Non-Guarantor Subsidiaries for the three months ended September 30, 2018 was primarily from:

•
Higher Selling, general and administrative expenses primarily due to new operating costs from the non-guarantor Layer3 TV subsidiary acquired in the first quarter of 2018, partially offset by an increase in deferred interest released on the sale of EIP receivables as a result of the upsize in December 2017; and

•
Higher Cost of equipment sales primarily due to an increase in higher cost devices used for device insurance claims fulfillment, partially offset by an increase in device liquidations and a decrease in device non-return fees charged to customers; partially offset by

•	Higher Service revenues primarily due to an increase in activity of the non-guarantor subsidiary that provides device insurance, primarily driven by growth in our customer base.

The change to the results of operations of our Non-Guarantor Subsidiaries for the nine months ended September 30, 2018 was primarily from:

•	Higher Service revenues primarily due to an increase in activity of the non-guarantor subsidiary that provides device insurance, primarily driven by growth in our customer base; partially offset by

•
Higher Selling, general and administrative expenses primarily due to new operating costs from the non-guarantor Layer3 TV subsidiary acquired in the first quarter of 2018, partially offset by lower valuation losses in the non-guarantor subsidiary involved in the EIP sale arrangement; and

•
Higher Cost of equipment sales primarily due to an increase in higher cost devices used for device insurance claims fulfillment, partially offset by an increase in device liquidations and a decrease in device non-return fees charged to customers.

All other results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s condensed consolidated results of operations. See Note 17 – Guarantor Financial Information of the Notes to the Condensed Consolidated Financial Statements.

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

Total Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Branded customers generally include customers that are qualified either for postpaid service utilizing phones, DIGITS or connected devices which includes tablets, wearables and SyncUp DRIVETM, where they generally pay after receiving service, or prepaid service, where they generally pay in advance. Wholesale customers include Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers that operate on our network but are managed by wholesale partners.

The following table sets forth the number of ending customers:

	September 30, 2018	September 30, 2017	Change
(in thousands)			#	%
Customers, end of period
Branded postpaid phone customers (1)	36,204	33,223	2,981	9%
Branded postpaid other customers	4,957	3,752	1,205	32%
Total branded postpaid customers	41,161	36,975	4,186	11%
Branded prepaid customers (1)	21,002	20,519	483	2%
Total branded customers	62,163	57,494	4,669	8%
Wholesale customers	15,086	13,237	1,849	14%
Total customers, end of period	77,249	70,731	6,518	9%

(1)
As a result of the acquisition of IWS, we included an adjustment of 13,000 branded postpaid phone and 4,000 branded prepaid IWS customers in our reported subscriber base as of January 1, 2018. Additionally, as a result of the acquisition of Layer3 TV, we included an adjustment of 5,000 branded prepaid customers in our reported subscriber base as of January 22, 2018.

Branded Customers

Total branded customers increased 4,669,000, or 8%, primarily from:

•
Higher branded postpaid phone customers driven by the growing success of new customer segments such as T-Mobile for Business, T-Mobile ONE Unlimited 55+ and T-Mobile ONE Military and continued growth in existing and Greenfield markets, along with lower churn, partially offset by increased competitive activity in the marketplace;

•	Higher branded postpaid other customers primarily due to higher connected devices, specifically the Apple watch and SyncUP DRIVETM; and

•	Higher branded prepaid customers driven by the continued success of our Metro brand due to promotional activities and rate plan offers.

Wholesale

Wholesale customers increased 1,849,000, or 14%, primarily due to the continued success of our M2M partnerships.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2018	2017	#	%	2018	2017	#	%
Net customer additions
Branded postpaid phone customers (1) (2)	774	595	179	30%	2,077	1,926	151	8%
Branded postpaid other customers (2)	305	222	83	37%	1,024	622	402	65%
Total branded postpaid customers	1,079	817	262	32%	3,101	2,548	553	22%
Branded prepaid customers (1)	35	226	(191)	(85)%	325	706	(381)	(54)%
Total branded customers	1,114	1,043	71	7%	3,426	3,254	172	5%
Wholesale customers	516	286	230	80%	1,216	550	666	121%
Total net customer additions	1,630	1,329	301	23%	4,642	3,804	838	22%
Adjustments to branded postpaid phone customers (2)	—	—	—		—	(253)	253
Adjustments to branded postpaid other customers (2)	—	—	—		—	253	(253)

(1)	As a result of the acquisition of IWS and Layer3 TV, customer activity post acquisition was included in our net customer additions beginning in the first quarter of 2018.

(2)
During the third quarter of 2017, we retitled our “Branded postpaid mobile broadband customers” category to “Branded postpaid other customers” and included DIGITS customers and reclassified 253,000 DIGITS customer net additions from our “Branded postpaid phone customers” category for the second quarter of 2017, when the DIGITS product was released.

Branded Customers

Total branded net customer additions increased 71,000, or 7%, for the three months ended and 172,000, or 5%, for the nine months ended September 30, 2018.

The change for the three months ended September 30, 2018 was primarily from:

•
Higher branded postpaid phone net customer additions primarily driven by lower churn, continued growth in existing and Greenfield markets and the growing success of new customer segments such as T-Mobile for Business, T-Mobile ONE Unlimited 55+ and T-Mobile ONE Military; and

•
Higher branded postpaid other net customer additions primarily due to higher gross customer additions from wearables, specifically the Apple watch, and lower churn, partially offset by lower DIGITS and SyncUP DRIVETM gross customer additions. These increases were partially offset by

•	Lower branded prepaid net customer additions primarily due to increased competitive activity in the marketplace, partially offset by lower migrations to branded postpaid plans.

The change for the nine months ended September 30, 2018 was primarily from:

•
Higher branded postpaid other net customer additions primarily due to higher gross customer additions from wearables, specifically the Apple watch, and lower churn, partially offset by lower DIGITS and SyncUP DRIVETM gross customer additions; and

•
Higher branded postpaid phone net customer additions primarily due to lower churn and continued growth in existing and Greenfield markets and the growing success of new customer segments such as T-Mobile for Business, T-Mobile ONE Unlimited 55+ and T-Mobile ONE Military, partially offset by the impact from more aggressive service promotions and the launch of Un-carrier Next - All Unlimited with taxes and fees in the first quarter of 2017. These increases were partially offset by

•	Lower branded prepaid net customer additions primarily due to increased competitive activity in the marketplace, partially offset by lower migrations to branded postpaid plans.

Wholesale

Wholesale net customer additions increased 230,000, or 80%, for the three months ended and 666,000, or 121%, for the nine months ended September 30, 2018.

•	The change for the three months ended September 30, 2018 was primarily due to higher MVNO net customer additions.

•	The change for the nine months ended September 30, 2018 was primarily from lower deactivations driven by the removal of Lifeline program customers.

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

The following table sets forth the branded postpaid customers per account:

	September 30, 2018	September 30, 2017	Change
			#	%
Branded postpaid customers per account	2.99	2.92	0.07	2%

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

The following table sets forth the churn:

	Three Months Ended September 30,		Bps Change	Nine Months Ended September 30,		Bps Change
	2018	2017		2018	2017
Branded postpaid phone churn	1.02%	1.23%	-21 bps	1.02%	1.18%	-16 bps
Branded prepaid churn	4.12%	4.25%	-13 bps	3.95%	4.06%	-11 bps

Branded postpaid phone churn decreased 21 basis points for the three months ended and 16 basis points for the nine months ended September 30, 2018, primarily from increased customer satisfaction and loyalty from ongoing improvements to network quality, industry-leading customer service and the overall value of our offerings in the marketplace.

Branded prepaid churn decreased 13 basis points for the three months ended and 11 basis points for the nine months ended September 30, 2018, primarily due to the continued impact from the optimization of our third-party distribution channels which was substantially completed during the first quarter of 2017, partially offset by higher deactivations from a growing customer base and increased competitive activity in the marketplace.

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

The following tables illustrate the calculation of our operating measures ARPU and ABPU and reconcile these measures to the related service revenues:

(in millions, except average number of customers, ARPU and ABPU)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$5,244	$4,920	$324	7%	$15,478	$14,465	$1,013	7%
Less: Branded postpaid other revenues	(289)	(294)	5	(2)%	(820)	(774)	(46)	6%
Branded postpaid phone service revenues	$4,955	$4,626	$329	7%	$14,658	$13,691	$967	7%
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	35,779	32,852	2,927	9%	35,067	32,248	2,819	9%
Branded postpaid phone ARPU	$46.17	$46.93	$(0.76)	(2)%	$46.44	$47.17	$(0.73)	(2)%

Calculation of Branded Postpaid ABPU
Branded postpaid service revenues	$5,244	$4,920	$324	7%	$15,478	$14,465	$1,013	7%
EIP billings	1,601	1,481	120	8%	4,884	4,285	599	14%
Lease revenues	176	159	17	11%	524	717	(193)	(27)%
Total billings for branded postpaid customers	$7,021	$6,560	$461	7%	$20,886	$19,467	$1,419	7%
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	40,561	36,505	4,056	11%	39,526	35,627	3,899	11%
Branded postpaid ABPU	$57.69	$59.89	$(2.20)	(4)%	$58.71	$60.71	$(2.00)	(3)%

Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$2,395	$2,376	$19	1%	$7,199	$7,009	$190	3%
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	20,820	20,336	484	2%	20,737	20,119	618	3%
Branded prepaid ARPU	$38.34	$38.93	$(0.59)	(2)%	$38.57	$38.71	$(0.14)	—%

Branded Postpaid Phone ARPU

Branded postpaid phone ARPU decreased $0.76, or 2%, for the three months ended and $0.73, or 2%, for the nine months ended September 30, 2018.

The decrease for the three months ended September 30, 2018 was primarily due to the continued adoption of tax inclusive plans, including the growing success of new customer segments such as T-Mobile for Business, T-Mobile ONE Unlimited 55+ and T-Mobile ONE Military as well as a reduction in certain non-recurring charges including the noncash net benefit from Data Stash. These decreases were partially offset by a net reduction in service promotional activities.

The decrease for the nine months ended September 30, 2018 was primarily due to the continued adoption of tax inclusive plans, including from the growing success of new customer segments such as T-Mobile for Business, T-Mobile ONE Unlimited 55+ and T-Mobile ONE Military and a reduction in certain non-recurring charges including the noncash net benefit from Data Stash. The negative impact of the new revenue standard was $0.07. These decreases were partially offset by a net reduction in service promotional activities.

We continue to expect that Branded postpaid phone ARPU in full-year 2018 will be generally stable compared to full-year 2017, excluding the impact from the new revenue standard.

Branded Postpaid ABPU

Branded postpaid ABPU decreased $2.20, or 4%, for the three months ended and $2.00, or 3%, for the nine months ended September 30, 2018.

The decrease for the three months ended September 30, 2018 was primarily from:

•	Lower branded postpaid phone ARPU; and

•	Growth in the branded postpaid other customer base with a lower ARPU than branded postpaid phone.

The decrease for the nine months ended September 30, 2018 was primarily from:

•	Lower branded postpaid phone ARPU;

•	Lower lease revenues; and

•	Growth in the branded postpaid other customer base with a lower ARPU than branded postpaid phone.

Branded Prepaid ARPU

Branded prepaid ARPU decreased $0.59, or 2%, for the three months ended and $0.14, for the nine months ended September 30, 2018, primarily from dilution from promotional rate plans.

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

Adjusted EBITDA is a non-GAAP financial measure utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a metric to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate overall operating performance and facilitate comparisons with other wireless communications companies because it is indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, non-cash stock-based compensation, network decommissioning costs and costs related to the Transactions, as they are not indicative of our ongoing operating performance, as well as certain other nonrecurring income and expenses. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income or any other measure of financial performance reported in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2018	2017	$	%	2018	2017	$	%
Net income	$795	$550	$245	45%	$2,248	$1,829	$419	23%
Adjustments:
Interest expense	194	253	(59)	(23)%	641	857	(216)	(25)%
Interest expense to affiliates	124	167	(43)	(26)%	418	398	20	5%
Interest income	(5)	(2)	(3)	150%	(17)	(15)	(2)	13%
Other (income) expense, net	(3)	(1)	(2)	200%	51	89	(38)	(43)%
Income tax expense (benefit)	335	356	(21)	(6)%	831	618	213	34%
Operating income	1,440	1,323	117	9%	4,172	3,776	396	10%
Depreciation and amortization	1,637	1,416	221	16%	4,846	4,499	347	8%
Stock-based compensation (1)	102	83	19	23%	304	222	82	37%
Cost associated with the Transactions	53	—	53	NM	94	—	94	NM
Other, net (2)	7	—	7	NM	12	5	7	140%
Adjusted EBITDA	$3,239	$2,822	$417	15%	$9,428	$8,502	$926	11%
Net income margin (Net income divided by service revenues)	10%	7%		300 bps	9%	8%		100 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by service revenues)	40%	37%		300 bps	40%	38%		200 bps

(1)	Stock-based compensation includes payroll tax impacts and may not agree to stock-based compensation expense in the condensed consolidated financial statements.

(2)
Other, net may not agree to the Condensed Consolidated Statements of Comprehensive Income primarily due to certain non-routine operating activities, such as other special items that would not be expected to reoccur and are therefore excluded in Adjusted EBITDA.

Adjusted EBITDA increased $417 million, or 15%, for the three months ended September 30, 2018 primarily from:

•	Higher total revenues, as further discussed above;

•
The positive impact from insurance reimbursements related to the hurricanes, net of costs, for the three months ended September 30, 2018 of $138 million, compared to costs incurred related to hurricanes in the three months ended September 30, 2017 of $148 million;

•	The positive impact from the new revenue standard of $136 million; and

•	Lower losses on equipment; partially offset by

•	Higher selling, general and administrative expenses; and

•	Lower gains on disposal of spectrum licenses of $29 million.

Adjusted EBITDA increased $926 million, or 11%, for the nine months ended September 30, 2018 primarily from:

•	Higher total revenues, as further discussed above;

•
The positive impact from insurance reimbursements related to hurricanes, net of costs, for the nine months ended September 30, 2018 of $172 million, compared to costs incurred related to hurricanes of $148 million in the nine months ended September 30, 2017;

•	The positive impact from the new revenue standard of $315 million; and

•	Lower losses on equipment; partially offset by

•	Higher selling, general and administrative expenses;

•	Higher cost of services; and

•	Lower gains on disposal of spectrum licenses of $67 million.

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

Cash Flows

On January 1, 2018, we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (the “new cash flow standard”) which impacted the presentation of our cash flows related to our beneficial interests in securitization transactions, which is the deferred purchase price, resulting in a reclassification of cash inflows from Operating activities to Investing activities of approximately $1.3 billion and $1.1 billion for the three months ended September 30, 2018 and 2017, respectively, and $4.0 billion and $3.1 billion for the nine months ended September 30, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. The new cash flow standard also impacted the presentation of our cash payments for debt prepayment and debt extinguishment costs, resulting in a reclassification of cash outflows from Operating activities to Financing activities of $212 million and $188 million for the nine months ended September 30, 2018 and 2017, respectively, in our Condensed Consolidated Statements of Cash Flows. There were no cash payments for debt prepayment and debt extinguishment costs during the three months ended September 30, 2018 and 2017. We have applied the new cash flow standard retrospectively to all periods presented.

For additional information regarding the new cash flow standard and the impact of our adoptions, see Note 1 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements.

The following is an analysis of our cash flows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2018	2017	$	%	2018	2017	$	%
Net cash provided by operating activities	$914	$1,252	$(338)	(27)%	$2,945	$2,966	$(21)	(1)%
Net cash used in investing activities	(42)	(345)	303	(88)%	(810)	(7,012)	6,202	(88)%
Net cash used in financing activities	(758)	(349)	(409)	117%	(3,025)	(715)	(2,310)	323%

Operating Activities

Net cash provided by operating activities decreased $338 million, or 27%, for the three months ended and $21 million, or 1%, for the nine months ended September 30, 2018.

The decrease for the three months ended September 30, 2018 was primarily from:

•
A $707 million increase in net cash outflows from changes in working capital, including a paydown of Accounts payable and accrued liabilities of $253 million, a $228 million build up of Inventories with the launch of the new iPhone generation and a $216 million increase in Accounts receivable; partially offset by

•	A $245 million increase to Net income; and

•	A $124 million increase in net non-cash adjustments to Net income, primarily due to higher Depreciation and amortization, partially offset by lower Deferred income tax expense and Bad debt expense.

The decrease for the nine months ended September 30, 2018 was primarily from:

•
A $876 million increase in net cash outflows from changes in working capital including a paydown of Accounts payable and accrued liabilities of $765 million and a $571 million increase in Accounts receivable, partially offset by changes in EIP receivables; This increase in net cash outflows was partially offset by

•
A $436 million increase in net non-cash adjustments to Net income, primarily due to higher Depreciation and amortization, Deferred income tax expense and Stock-based compensation expense, partially offset by lower Losses from sales of receivables; and

•	A $419 million increase to Net income.

Investing Activities

Net cash used in investing activities decreased $303 million, or 88%, to a use of $42 million for the three months ended and $6.2 billion, or 88%, to a use of $810 million for the nine months ended September 30, 2018.

The use of cash for the three months ended September 30, 2018 was primarily from:

•
$1.4 billion in Purchases of property and equipment, including capitalized interest, primarily driven by growth in network build as we continued deployment of low band spectrum, including 600 MHz; partially offset by

•	$1.3 billion in proceeds related to beneficial interest in securitization transactions.

The use of cash for the nine months ended September 30, 2018 was primarily from:

•
$4.4 billion in Purchases of property and equipment, including capitalized interest, primarily driven by growth in network build as we continued deployment of low band spectrum, including beginning deployment of 600 MHz; and

•	$338 million of cash consideration paid, net of cash acquired, for the acquisitions of Layer3 and IWS; partially offset by

•	$4.0 billion in proceeds related to beneficial interest in securitization transactions.

Financing Activities

Net cash used in financing activities increased $409 million, or 117%, to a use of $758 million for the three months ended and $2.3 billion, or 323%, to a use of $3.0 billion for the nine months ended September 30, 2018.

The use of cash for the three months ended September 30, 2018 was primarily from:

•	$2.1 billion for Repayments of our revolving credit facility;

•	$246 million for Repayments of short-term debt for purchases of inventory, property and equipment, net; and

•	$181 million for Repayments of capital lease obligations; partially offset by

•	$1.8 billion in Proceeds from borrowing on our revolving credit facility.

The use of cash for the nine months ended September 30, 2018 was primarily from:

•	$6.1 billion for Repayments of our revolving credit facility;

•	$3.3 billion for Repayments of long-term debt;

•	$1.1 billion for Repurchases of common stock; and

•	$508 million for Repayments of capital lease obligations; partially offset by

•	$6.1 billion in Proceeds from borrowing on our revolving credit facility; and

•	$2.5 billion in Proceeds from issuance of long-term debt.

Cash and Cash Equivalents

As of September 30, 2018, our Cash and cash equivalents were $329 million.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2018	2017	$	%	2018	2017	$	%
Net cash provided by operating activities	$914	$1,252	$(338)	(27)%	$2,945	$2,966	$(21)	(1)%
Cash purchases of property and equipment	(1,362)	(1,441)	79	(5)%	(4,357)	(4,316)	(41)	1%
Proceeds related to beneficial interests in securitization transactions	1,338	1,110	228	21%	3,956	3,126	830	27%
Cash payments for debt prepayment or debt extinguishment costs	—	—	—	NM	(212)	(188)	(24)	13%
Free Cash Flow	$890	$921	$(31)	(3)%	$2,332	$1,588	$744	47%

Free Cash Flow decreased $31 million, or 3%, for the three months ended September 30, 2018, primarily from:

•	Lower net cash provided by operating activities, as described above; partially offset by

•	Higher proceeds related to our deferred purchase price from securitization transactions; and

•
Lower purchases of property and equipment. Cash purchases of property and equipment include capitalized interest of $101 million and $29 million for the three months ended September 30, 2018 and 2017, respectively.

Free Cash Flow increased $744 million, or 47%, for the nine months ended September 30, 2018, primarily from:

•	Higher proceeds related to our deferred purchase price from securitization transactions; partially offset by

•	Higher Purchases of property and equipment, net of capitalized interest of $246 million and $111 million for the nine months ended September 30, 2018 and 2017, respectively.

Debt

As of September 30, 2018, our total debt was $27.4 billion, excluding our tower obligations, of which $26.6 billion was classified as long-term debt. Significant debt-related activity for the nine months ended September 30, 2018 included:

Debt to Third Parties

During the nine months ended September 30, 2018, we issued the following Senior Notes:

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

During the nine months ended September 30, 2018, we made the following note redemptions:

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

We used the net proceeds of $2.5 billion from the transaction to refinance existing indebtedness to DT as follows:

(in millions)	Principal Amount	Write -off of Embedded Derivatives (1)	Other (2)	Redemption Date	Redemption Price
8.097% Senior Notes due 2021	$1,250	$(8)	$51	April 28, 2018	104.0485%
8.195% Senior Notes due 2022	1,250	(8)	51	April 28, 2018	104.0975%

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

Incremental Term Loan Facility

In March 2018, we amended the terms of the Incremental Term Loan Facility. Following this amendment, the applicable margin payable on LIBOR indexed loans is 1.50% under the $2.0 billion Incremental Term Loan Facility maturing on November 9, 2022 and 1.75% under the $2.0 billion Incremental Term Loan Facility maturing on January 31, 2024. The amendment also modified the Incremental Term Loan Facility to (i) include a soft-call prepayment premium of 1.00% of the outstanding principal amount of the loans under the Incremental Term Loan Facility payable to DT upon certain refinancings of such loans by us with lower priced debt prior to a date that is six months after March 29, 2018 and (ii) update certain covenants and other provisions to make them substantially consistent, subject to certain additional carve outs, with our most recently publicly issued notes. No issuance fees were incurred related to this debt agreement for the three and nine months ended September 30, 2018.

Revolving Credit Facility

In January 2018, we utilized proceeds under our revolving credit facility with DT to redeem $1.0 billion in aggregate principal amount of our 6.125% Senior Notes due 2022 and for general corporate purposes. On January 29, 2018, the proceeds utilized under our revolving credit facility with DT were repaid. The proceeds and borrowings from the revolving credit facility are presented in Proceeds from borrowing on revolving credit facility and Repayments of revolving credit facility within Net cash used in financing activities in our Condensed Consolidated Statements of Cash Flows. As of September 30, 2018 and December 31, 2017, there were no outstanding borrowings under the revolving credit facility.

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

Commitment Letter

In connection with the entry into the Business Combination Agreement, T-Mobile USA entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018, the “Commitment Letter”), with certain financial institutions named therein that have committed to provide up to $38.0 billion in secured and unsecured debt financing, including a $4.0 billion secured revolving credit facility, a $7.0 billion secured term loan facility, a $19.0 billion secured bridge loan facility and an $8.0 billion unsecured bridge loan facility. Following the receipt of the debt consents described below, as permitted by the terms of the commitment letter, on May 22, 2018, T-Mobile USA reallocated the entire $8.0 billion unsecured bridge loan facility to be part of the secured bridge loan facility, increasing the size of the secured bridge loan facility to $27.0 billion, and subsequently on June 6, 2018, reduced the initial aggregate commitment under the secured bridge facility by $8.0 billion, such that the remaining size of the secured bridge facility is currently $19.0 billion and total committed financing is currently $30.0 billion. The funding of the debt facilities provided for in the Commitment Letter is subject to the satisfaction of the conditions set forth therein, including consummation of the Merger. The proceeds of the debt financing provided for in the Commitment Letter will be used to refinance certain existing debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing working capital needs of the combined company. In connection with the financing provided for in the Commitment Letter, we expect to incur certain fees if the Merger closes, including fees for the financial institutions structuring and providing the commitments for the secured term loan facility, secured revolving loan facility and the secured bridge loan, and certain take-out fees associated with the issuance of permanent secured bond debt in lieu of the secured bridge loan. We expect to incur up to approximately $275 million in fees if the Merger were to close on or after January 29, 2019. The fees increase to up to approximately $340 million if the closing date occurs on or after April 29, 2019. We have not accrued these fees as of September 30, 2018. We also may be required to draw down on the $7.0 billion secured term loan facility on May 1, 2019, and would be required to place the proceeds in escrow and pay interest thereon until the Merger closes.

Financing Matters Agreement

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a Financing Matters Agreement, dated as of April 29, 2018 (the “Financing Matters Agreement”). Pursuant to the Financing Matters Agreement, DT agreed, among other things, to consent to the incurrence by T-Mobile USA of secured debt in connection with and after the consummation of the Merger, and to provide a lock up on sales thereby as to certain senior notes of T-Mobile USA held thereby. In addition, T-Mobile USA agreed, among other things, to repay and terminate, upon closing of the Merger, the Incremental Term Loan Facility and the revolving credit facility of T-Mobile USA which are provided by DT, as well as $2.0 billion of T-Mobile USA’s 5.300% Senior Notes due 2021 and $2.0 billion of T-Mobile USA’s 6.000% Senior Notes due 2024. In addition, T-Mobile USA and DT agreed, upon closing of the Merger, to amend the $1.25 billion of T-Mobile USA’s 5.125% Senior Notes due 2025 and $1.25 billion of T-Mobile USA’s 5.375% Senior Notes due 2027 to change the maturity dates thereof to April 15, 2021 and April 15, 2022, respectively. In connection with receiving the requisite consents, we made upfront payments to DT of $7 million during the second quarter of 2018. These payments were recognized as a reduction to Long-term debt to affiliates in our Condensed Consolidated Balance Sheets. If the Merger is consummated, we will make additional payments for requisite consents to DT of $20 million. We have not accrued these additional payments as of September 30, 2018.

Consents on Debt to Third Parties

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement, we obtained consents necessary to effect certain amendments to our Senior Notes to third parties in connection with the Business Combination Agreement. Pursuant to the Consent Solicitation Statement, third-party notes holders agreed, among other things, to consent to increasing the amount of Secured Indebtedness under Credit Facilities that can be incurred from the greater of $9 billion and 150% of Consolidated Cash Flow to the greater of $9 billion and an amount that would not cause the Secured Debt to Cash Flow Ratio (calculated net of cash and cash equivalents) to exceed 2.00x (the “Ratio Secured Debt Proposed Amendments”) and in each case as such capitalized term is defined in the Indenture. In connection with receiving the requisite consents for the Ratio Secured Debt Proposed Amendments, we made upfront payments to third-party note holders of $17 million during the second quarter of 2018. These payments were recognized as a reduction to Long-term debt in our Condensed Consolidated Balance Sheets. These upfront payments increased the effective interest rate of the related debt.

In addition, note holders agreed, among other things, to allow certain entities related to Sprint’s existing spectrum securitization notes program (“Existing Sprint Spectrum Program”) to be non-guarantor Restricted Subsidiaries, provided that the principal amount of the spectrum notes issued and outstanding under the Existing Sprint Spectrum Program does not exceed $7.0 billion and that the principal amount of such spectrum notes reduces the amount available under the Credit Facilities ratio basket, and to revise the definition of GAAP to mean generally accepted accounting principles in effect from time to time, unless the Company elects to “freeze” GAAP as of any date, and to exclude the effect of the changes in the accounting treatment of lease obligations (the “Existing Sprint Spectrum and GAAP Proposed Amendments,” and together with the Ratio Secured Debt Proposed Amendments, the “Proposed Amendments”). In connection with receiving the requisite consents for the Existing Sprint Spectrum and GAAP Proposed Amendments, we made upfront payments to third-party note holders of $14 million during the second quarter of 2018. These payments were recognized as a reduction to Long-term debt in our Condensed Consolidated Balance Sheets. These upfront payments increased the effective interest rate of the related debt.

In connection with obtaining the requisite consents, on May 20, 2018, T-Mobile USA, the guarantors and Deutsche Bank Trust Company Americas, as trustee, executed and delivered the 37th supplemental indenture to the Indenture, pursuant to which, with respect to each of the Notes, the Proposed Amendments will become effective immediately prior to the consummation of the Merger.

We paid third-party bank fees associated with obtaining the requisite consents related to the Proposed Amendments of $6 million during the second quarter of 2018, which we recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income. If the Merger is consummated, we will make additional payments to third-party note holders for requisite consents related to the Ratio Secured Debt Proposed Amendments of up to $54 million and additional payments to third-party note holders for requisite consents related to the Existing Sprint Spectrum and GAAP Proposed Amendments of up to $41 million. We have not accrued these payments as of September 30, 2018.

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

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of September 30, 2018.

Capital Lease Facilities

We have entered into uncommitted capital lease facilities with certain partners, which provide us with the ability to enter into capital leases for network equipment and services. As of September 30, 2018, we have committed to $2.6 billion of capital leases under these capital lease facilities, of which $133 million and $451 million was executed during the three and nine months ended September 30, 2018, respectively. We expect to enter into up to an additional $449 million in capital lease commitments during 2018.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure. Property and equipment capital expenditures primarily relate to our network transformation, including the build-out of 600 MHz low-band spectrum licenses. We expect cash purchases of property and equipment, excluding capitalized interest, to be at the high end of the range of $4.9 billion to $5.3 billion in 2018. This includes expenditures for 5G deployment. This does not include property and equipment obtained through capital lease agreements, leased wireless devices transferred from inventory or any additional purchases of spectrum licenses.

Share Repurchases

On December 6, 2017, our Board of Directors authorized a stock repurchase program for up to $1.5 billion of our common stock through December 31, 2018 (the “2017 Stock Repurchase Program”). During the nine months ended September 30, 2018, we repurchased an additional 16.7 million shares of our common stock for $1.1 billion. There were no repurchases during the three months ended September 30, 2018. From the inception of the 2017 Stock Repurchase Program through April 27, 2018, we repurchased 23.7 million shares of our common stock at an average price per share of $63.07 for a total purchase price of $1.5 billion. Repurchased shares are retired. The 2017 Stock Repurchase Program completed on April 29, 2018.

On April 27, 2018, our Board of Directors authorized an increase in the total stock repurchase program to $9.0 billion, consisting of the $1.5 billion in repurchases previously completed and for up to an additional $7.5 billion of repurchases of our common stock. The additional $7.5 billion repurchase authorization is contingent upon the termination of the Business Combination Agreement and the abandonment of the transactions contemplated under the Business Combination Agreement. See Note 12 – Repurchases of Common Stock of the Notes to the Condensed Consolidated Financial Statements for further information.

Related-Party Transactions

During the nine months ended September 30, 2018, we entered into certain debt related transactions with affiliates. See Note 9 – Debt of the Notes to the Condensed Consolidated Financial Statements for further information.

In the first quarter of 2018, DT, our majority stockholder and an affiliated purchaser, purchased 3.3 million additional shares of our common stock at an aggregate market value of $200 million in the public market or from other parties, in accordance with the rules of the SEC and other applicable legal requirements. There were no purchases in the second and third quarters of 2018. We do not receive proceeds from these purchases. See Note 12 – Repurchases of Common Stock of the Notes to the Condensed Consolidated Financial Statements for further information.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended September 30, 2018, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with DT. We have relied upon DT for information regarding their activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company (“MTN Irancell”), Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the three months ended September 30, 2018, gross revenues of all DT affiliates generated by roaming and interconnection traffic with Iran were less than $1 million and estimated net profits were less than $1 million.

In addition, DT, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended September 30, 2018 were less than $0.1 million. We understand that DT intends to continue these activities.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of September 30, 2018, T-Mobile derecognized net receivables of $2.7 billion upon sale through these arrangements. See Note 5 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements for further information.

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

•
Sales of equipment to indirect dealers who have been identified as our customer (referred to as the sell-in model) often include credits subsequently paid to the dealer as a reimbursement for any discount promotions offered to the end consumer. These credits (payments to a customer) are accounted for as variable consideration when estimating the amount of revenue to recognize from the sales of equipment to indirect dealers and are estimated based on historical experience and other factors, such as expected promotional activity.

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

A contract asset is recorded when revenue is recognized in advance of our right to receive consideration (i.e., we must perform additional services in order to receive consideration). Amounts are recorded as receivables when our right to consideration is unconditional. When consideration is received, or we have an unconditional right to consideration in advance of delivery of goods or services, a contract liability is recorded. The transaction price can include non-refundable upfront fees, which are allocated to the identifiable performance obligations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-Q, the Risk Factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by the Risk Factors included in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, the following risk factors and the risk factors contained in the section entitled “Risk Factors” in the final joint consent solicitation/proxy statement of T-Mobile and Sprint dated October 29, 2018 forming part of our registration statement on Form S-4 (Registration No. 333-226435) filed with the SEC, should be considered carefully in evaluating T-Mobile. Our business, financial condition, liquidity, or operating results, as well as the price of our common stock and other securities, could be materially adversely affected by any of these risks.

We could be harmed by data loss or other security breaches, whether directly or by way of third parties.

Our business, like that of most retailers and wireless companies, involves the receipt, storage, and transmission of our customers’ confidential information, including sensitive personal information and payment card information, confidential information about our employees and suppliers, and other sensitive information about our Company, such as our business plans, transactions and intellectual property (“Confidential Information”). Unauthorized access to Confidential Information may be difficult to anticipate, detect, or prevent, particularly given that the methods of unauthorized access constantly change and evolve. We are subject to the threat of unauthorized access or disclosure of Confidential Information by state-sponsored parties, malicious actors, third parties or employees, errors or breaches by third-party suppliers, or other security incidents that could compromise the confidentiality and integrity of Confidential Information. In August 2018, we notified affected customers of an incident involving unauthorized access to certain customer contact information (not involving credit card information, financial data, social security numbers or passwords). While we do not believe the August 2018 security incident was material, we expect to continue to be the target of cyber-attacks, data breaches, or security incidents, which may in the future have a materially adverse effect on our business, reputation, financial condition, and operating results.

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

In addition, we provide confidential, proprietary and personal information to third-party service providers when it is necessary. These third-party service providers have experienced data breaches and other attacks that included unauthorized access to Confidential Information in the past, including a breach of the networks of one of our credit decisioning providers in September 2015, during which a subset of records containing current and potential customer information was acquired by an external party.

Our procedures and safeguards to prevent unauthorized access to sensitive data and to defend against attacks seeking to disrupt our services must be continually evaluated and revised to address the ever-evolving threat landscape. We cannot make assurances that all preventive actions taken will adequately repel a significant attack or prevent information security breaches or the misuses of data, unauthorized access by third parties or employees, or exploits against third-party supplier environments. If we or our third-party suppliers are subject to such attacks or security breaches, we may incur significant costs or other material financial impact, be subject to regulatory investigations, sanctions and private litigation, experience disruptions to our operations or suffer damage to our reputation. Any future cyber-attacks, data breaches, or security incidents may have a materially adverse effect on our business, financial condition, and operating results.

Changes in regulations or in the regulatory framework under which we operate could adversely affect our business, financial condition and operating results.

The FCC regulates the licensing, construction, modification, operation, ownership, sale, and interconnection of wireless communications systems, as do some state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and the resolution of issues of interference between spectrum bands. Additionally, the Federal Trade Commission and other federal and state agencies have asserted that they have jurisdiction over some consumer protection, and elimination and prevention of anticompetitive business practices with respect to the provision of wireless products and services. We are subject to regulatory oversight by various federal, state and local agencies, as well as judicial review and actions, on issues related to the wireless industry that include, but are not limited to: roaming, interconnection, spectrum allocation and licensing, facilities siting, pole attachments, intercarrier compensation, Universal Service Fund (“USF”), net neutrality, 911 services, consumer protection, consumer privacy, and cybersecurity. We are also subject to regulations in connection with other aspects of our business, including handset financing and insurance activities.

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

In addition, states are increasingly focused on the quality of service and support that wireless communication providers provide to their customers and several states have proposed or enacted new and potentially burdensome regulations in this area. We also face potential investigations by, and inquiries from or actions by state Public Utility Commissions. We also cannot assure you that Congress will not amend the Communications Act, from which the FCC obtains its authority and which serves to limit state authority, or enact other legislation in a manner that could be adverse to our business. Additionally, California passed the California Consumer Privacy Act (the “CCPA”) in June 2018, putting into place new data privacy rights for consumers, effective in January 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. We will likely have to incur significant implementation costs to ensure compliance with the CCPA, and we could see increased litigation costs once the law goes into effect. If we are unable to put proper controls and procedures in place to ensure compliance, it could have an adverse effect on our business. Other states are considering similar legislation, which, if passed, could create more risks and potential costs for us.

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
10.1
Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party
X
10.2	Third Amended and Restated Receivables Sale Agreement, dated as of October 23, 2018, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Furnished herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

October 30, 2018	/s/ J. Braxton Carter
J. Braxton Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)