Form 10-Q
period 2019-03-31
T-Mobile US, Inc.
filed 2019-04-25
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 18, 2019
Common Stock, $0.00001 par value per share	854,303,011

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$1,439	$1,203
Accounts receivable, net of allowances of $63 and $67	1,749	1,769
Equipment installment plan receivables, net	2,466	2,538
Accounts receivable from affiliates	16	11
Inventory	1,261	1,084
Other current assets	1,814	1,676
Total current assets	8,745	8,281
Property and equipment, net	21,464	23,359
Operating lease right-of-use assets	9,509	—
Financing lease right-of-use assets	2,339	—
Goodwill	1,901	1,901
Spectrum licenses	35,618	35,559
Other intangible assets, net	174	198
Equipment installment plan receivables due after one year, net	1,662	1,547
Other assets	1,661	1,623
Total assets	$83,073	$72,468
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$7,330	$7,741
Payables to affiliates	242	200
Short-term debt	250	841
Short-term debt to affiliates	598	—
Deferred revenue	665	698
Short-term operating lease liabilities	2,202	—
Short-term financing lease liabilities	911	—
Other current liabilities	1,129	787
Total current liabilities	13,327	10,267
Long-term debt	10,952	12,124
Long-term debt to affiliates	13,985	14,582
Tower obligations	2,244	2,557
Deferred tax liabilities	4,925	4,472
Operating lease liabilities	9,339	—
Financing lease liabilities	1,224	—
Deferred rent expense	—	2,781
Other long-term liabilities	896	967
Total long-term liabilities	43,565	37,483
Commitments and contingencies (Note 11)
Stockholders' equity
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 855,858,890 and 851,675,119 shares issued, 854,380,118 and 850,180,317 shares outstanding	—	—
Additional paid-in capital	38,100	38,010
Treasury stock, at cost, 1,478,772 and 1,494,802 shares issued	(5)	(6)
Accumulated other comprehensive income	(521)	(332)
Accumulated deficit	(11,393)	(12,954)
Total stockholders' equity	26,181	24,718
Total liabilities and stockholders' equity	$83,073	$72,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2019	2018
Revenues
Branded postpaid revenues	$5,493	$5,070
Branded prepaid revenues	2,386	2,402
Wholesale revenues	304	266
Roaming and other service revenues	94	68
Total service revenues	8,277	7,806
Equipment revenues	2,516	2,353
Other revenues	287	296
Total revenues	11,080	10,455
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,546	1,589
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	3,016	2,845
Selling, general and administrative	3,442	3,164
Depreciation and amortization	1,600	1,575
Total operating expense	9,604	9,173
Operating income	1,476	1,282
Other income (expense)
Interest expense	(179)	(251)
Interest expense to affiliates	(109)	(166)
Interest income	8	6
Other income (expense), net	7	10
Total other expense, net	(273)	(401)
Income before income taxes	1,203	881
Income tax expense	(295)	(210)
Net income	$908	$671

Net income	$908	$671
Other comprehensive loss, net of tax
Unrealized loss on available-for-sale securities, net of tax effect of $0 and $(1)	—	(3)
Unrealized loss on cash flow hedges, net of tax effect of $(66) and $0	(189)	—
Other comprehensive loss	(189)	(3)
Total comprehensive income	$719	$668
Earnings per share
Basic	$1.07	$0.78
Diluted	$1.06	$0.78
Weighted average shares outstanding
Basic	851,223,498	855,222,664
Diluted	858,643,481	862,244,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Operating activities
Net income	$908	$671
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,600	1,575
Stock-based compensation expense	110	97
Deferred income tax expense	288	206
Bad debt expense	73	54
Losses from sales of receivables	35	52
Deferred rent expense	—	4
Losses on redemption of debt	—	32
Changes in operating assets and liabilities
Accounts receivable	(1,143)	(873)
Equipment installment plan receivables	(250)	(222)
Inventories	(265)	33
Operating lease right-of-use assets	435	—
Other current and long-term assets	(87)	132
Accounts payable and accrued liabilities	13	(1,028)
Short and long-term operating lease liabilities	(522)	—
Other current and long-term liabilities	121	45
Other, net	76	(8)
Net cash provided by operating activities	1,392	770
Investing activities
Purchases of property and equipment, including capitalized interest of $118 and $43	(1,931)	(1,366)
Purchases of spectrum licenses and other intangible assets, including deposits	(185)	(51)
Proceeds related to beneficial interests in securitization transactions	1,157	1,295
Acquisition of companies, net of cash acquired	—	(333)
Other, net	(7)	(7)
Net cash used in investing activities	(966)	(462)
Financing activities
Proceeds from issuance of long-term debt	—	2,494
Proceeds from borrowing on revolving credit facility	885	2,170
Repayments of revolving credit facility	(885)	(1,725)
Repayments of financing lease obligations	(86)	(172)
Repayments of long-term debt	—	(999)
Repurchases of common stock	—	(666)
Tax withholdings on share-based awards	(100)	(74)
Cash payments for debt prepayment or debt extinguishment costs	—	(31)
Other, net	(4)	3
Net cash (used in) provided by financing activities	(190)	1,000
Change in cash and cash equivalents	236	1,308
Cash and cash equivalents
Beginning of period	1,203	1,219
End of period	$1,439	$2,527
Supplemental disclosure of cash flow information
Interest payments, net of amounts capitalized	$340	$378
Operating lease payments (1)	688	—
Income tax payments	32	1
Noncash investing and financing activities
Noncash beneficial interest obtained in exchange for securitized receivables	$1,512	$1,128
Changes in accounts payable for purchases of property and equipment	(333)	(364)
Leased devices transferred from inventory to property and equipment	147	304
Returned leased devices transferred from property and equipment to inventory	(57)	(82)
Short-term debt assumed for financing of property and equipment	250	237
Operating lease right-of-use assets obtained in exchange for lease obligations	694	—
Financing lease right-of-use assets obtained in exchange for lease obligations	180	142
(1) On January 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842),” which requires certain supplemental cash flow disclosures. Where these disclosures or a comparable figure were not required under the former lease standard, we have not retrospectively presented historical amounts. See Note 1 – Summary of Significant Accounting Policies for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2017	859,406,651	$(4)	$38,629	$8	$(16,074)	$22,559
Net income	—	—	—	—	671	671
Other comprehensive income	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	108	—	—	108
Exercise of stock options	78,435	—	2	—	—	2
Stock issued for employee stock purchase plan	1,069,512	—	55	—	—	55
Issuance of vested restricted stock units	3,947,005	—	—	—	—	—
Issuance of restricted stock awards	354,459	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,235,899)	—	(74)	—	—	(74)
Repurchases of common stock	(10,498,539)	—	(666)	—	—	(666)
Transfer RSU to NQDC plan	(55,395)	(3)	3	—	—	—
Prior year retained earnings	—	—	—	—	224	224
Balance as of March 31, 2018	853,066,229	$(7)	$38,057	$5	$(15,179)	$22,876

Balance as of December 31, 2018	850,180,317	$(6)	$38,010	$(332)	$(12,954)	$24,718
Net income	—	—	—	—	908	908
Other comprehensive income	—	—	—	(189)	—	(189)
Stock-based compensation	—	—	121	—	—	121
Exercise of stock options	31,874	—	1	—	—	1
Stock issued for employee stock purchase plan	1,172,511	—	69	—	—	69
Issuance of vested restricted stock units	4,343,972	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,364,621)	—	(100)	—	—	(100)
Repurchases of common stock	—	—	—	—	—	—
Transfer RSU from NQDC plan	16,065	1	(1)	—	—	—
Prior year retained earnings	—	—	—	—	653	653
Balance as of March 31, 2019	854,380,118	$(5)	$38,100	$(521)	$(11,393)	$26,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Index for Notes to the Condensed Consolidated Financial Statements

Index for Notes to the Condensed Consolidated Financial Statements

T-Mobile US, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or “the Company”) include all adjustments of a normal recurring nature necessary for the fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The condensed consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, as well as variable interest entities (“VIE”) where we are deemed to be the primary beneficiary and VIEs which cannot be deconsolidated, such as those related to Tower obligations (Tower obligations are included in VIEs related to the 2012 Tower Transaction. See Note 7 - Tower Obligations for further information). Intercompany transactions and balances have been eliminated in consolidation.

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

Accounting Pronouncements Adopted During the Current Year

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” and has since modified the standard with several ASUs (collectively, the “new lease standard”). The new lease standard is effective for us, and we adopted the standard, on January 1, 2019.

We adopted the standard by recognizing and measuring leases at the adoption date with a cumulative effect of initially applying the guidance recognized at the date of initial application and as a result did not restate the prior periods presented in the Condensed Consolidated Financial Statements.

The new lease standard provides for a number of optional practical expedients in transition. We did not elect the “package of practical expedients” and as a result reassessed under the new lease standard our prior accounting conclusions about lease identification, lease classification and initial direct costs. We elected to use hindsight for determining the reasonably certain lease term. We did not elect the practical expedient pertaining to land easements as it is not applicable to us.

The new lease standard provides practical expedients and policy elections for an entity’s ongoing accounting. Generally, we elected the practical expedient to not separate lease and non-lease components in arrangements whereby we are the lessee. For arrangements in which we are lessor we did not elect this practical expedient. We did not elect the short-term lease recognition exemption, which includes the recognition of right-of-use assets and lease liabilities for existing short-term leases at transition. We have also applied this election to all active leases at transition.

The most significant judgments and impacts upon adoption of the standard include the following:

•
In evaluating contracts to determine if they qualify as a lease, we consider factors such as if we have obtained or transferred substantially all of the rights to the underlying asset through exclusivity, if we can or if we have transferred the ability to direct the use of the asset by making decisions about how and for what purpose the asset will be used and if the lessor has substantive substitution rights.

•
We recognized right-of-use assets and operating lease liabilities for operating leases that have not previously been recorded. The lease liability for operating leases is based on the net present value of future minimum lease payments.

Index for Notes to the Condensed Consolidated Financial Statements

The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as prepaid rent and deferred rent, which we remeasured at adoption due to the application of hindsight to our lease term estimates. Deferred and prepaid rent will no longer be presented separately.

•
Capital lease assets previously included within Property and equipment, net were reclassified to financing lease right-of-use assets, and capital lease liabilities previously included in Short-term debt and Long-term debt were reclassified to financing lease liabilities in our Condensed Consolidated Balance Sheet.

•
Certain line items in the Condensed Consolidated Statements of Cash Flows and the “Supplementary disclosure of cash flow information” have been renamed to align with the new terminology presented in the new standard; “Repayment of capital lease obligations” is now presenting as “Repayments of financing lease obligations” and “Assets acquired under capital lease obligations” is now presenting as “Financing lease right-of-use assets obtained in exchange for lease obligations.” In the “Operating Activities” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease right-of-use assets” and “Short and long-term operating lease liabilities” which represent the change in the operating lease asset and liability, respectively. Additionally, in the “Supplemental disclosure of cash flow information” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease payments,” and in the “Noncash investing and financing activities” section we have added “Operating lease right-of-use assets obtained in exchange for lease obligations.”

•
In determining the discount rate used to measure the right-of-use asset and lease liability, we use rates implicit in the lease, or if not readily available, we use our incremental borrowing rate. Our incremental borrowing rate is based on an estimated secured rate comprised of a risk-free LIBOR rate plus a credit spread as secured by our assets.

•
Certain of our lease agreements include rental payments based on changes in the consumer price index (“CPI”). Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and are excluded from the measurement of the right-of-use asset and lease liability. These payments are recognized in the period in which the related obligation was incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

•
We elected the use of hindsight whereby we applied current lease term assumptions that are applied to new leases in determining the expected lease term period for all cell sites. Upon adoption of the new standard and application of hindsight, our expected lease term has shortened to reflect payments due for the initial non-cancelable lease term only. This assessment corresponds to our lease term assessment for new leases and aligns with the payments that have been disclosed as lease commitments in prior years. As a result, the average remaining lease term for cell sites has decreased from approximately nine to five years based on lease contracts in effect at transition on January 1, 2019. The aggregate impact of using the hindsight is an estimated decrease in Total operating expense of $240 million in fiscal year 2019.

•
We were also required to reassess the previously failed sale-leasebacks of certain T-Mobile-owned wireless communication tower sites and determine whether the transfer of the assets to the tower operator under the arrangement met the transfer of control criteria in the revenue standard and whether a sale should be recognized.

•
We concluded that a sale has not occurred for the 6,200 tower sites transferred to Crown Castle International Corp. (“CCI”) pursuant to a master prepaid lease arrangement; therefore, these sites will continue to be accounted for as failed sale-leasebacks.

•
We concluded that a sale should be recognized for the 900 tower sites transferred to CCI pursuant to the sale of a subsidiary and the 500 tower sites transferred to Phoenix Tower International (“PTI”). Upon adoption on January 1, 2019, we derecognized our existing long-term financial obligation and the tower-related property and equipment associated with these 1,400 previously failed sale-leaseback tower sites and recognized a lease liability and right-of-use asset for the leaseback of the tower sites. The estimated impacts from the change in accounting conclusion are primarily a decrease in Other revenues of $44 million and a decrease in Interest expense of $34 million.

•
Rental revenues and expenses associated with co-location tower sites are presented on a net basis under the new lease standard. These revenues and expenses were presented on a gross basis under the former lease standard.

Index for Notes to the Condensed Consolidated Financial Statements

Including the impacts from a change in the accounting conclusion on the 1,400 previously failed sale-leaseback tower sites, the cumulative effect of initially applying the new lease standard on January 1, 2019 is as follows:

	January 1, 2019
(in millions)	Beginning Balance	Cumulative Effect Adjustment	Beginning Balance, As Adjusted
Assets
Other current assets	$1,676	$(78)	$1,598
Property and equipment, net	23,359	(2,339)	21,020
Operating lease right-of-use assets	—	9,251	9,251
Financing lease right-of-use assets	—	2,271	2,271
Other intangible assets, net	198	(12)	186
Other assets	1,623	(71)	1,552
Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	7,741	(65)	7,676
Other current liabilities	787	28	815
Short-term and long-term debt	12,965	(2,015)	10,950
Tower obligations	2,557	(345)	2,212
Deferred tax liabilities	4,472	231	4,703
Deferred rent expense	2,781	(2,781)	—
Short-term and long-term operating lease liabilities	—	11,364	11,364
Short-term and long-term financing lease liabilities	—	2,016	2,016
Other long-term liabilities	967	(64)	903
Accumulated deficit	$(12,954)	$653	$(12,301)

Including the impacts from the change in the accounting conclusion on the 1,400 previously failed sale-leaseback tower sites and the change in presentation on the income statement of the 6,200 tower sites for which a sale did not occur, the cumulative effects of initially applying the new lease standard for fiscal year 2019 are estimated as follows:

•
The aggregate impact is a decrease in Other revenues of $185 million, a decrease in Total operating expenses of $380 million, a decrease in Interest expense of $34 million and an increase to Net income of $175 million.

•
The expected impact on our Condensed Consolidated Statements of Cash Flows is a decrease in Net cash provided by operating activities of $10 million and a decrease in Net cash used in financing activities of $10 million.

For arrangements where we are the lessor, including arrangements to lease devices to our service customers, the adoption of the new lease standard did not have a material impact on our financial statements as these leases are classified as operating leases.

Device lease payments are presented as Equipment revenues and recognized as earned on a straight-line basis over the lease term. Recognition of equipment revenue on lease contracts that are determined to not be probable of collection are limited to the amount of payments received. We have made an accounting policy election to exclude from the consideration in the contract all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer (for example, sales, use, value added, and some excise taxes).

At operating lease inception, leased wireless devices are transferred from Inventory to Property and equipment, net. Leased wireless devices are depreciated to their estimated residual value over the period expected to provide utility to us, which is generally shorter than the lease term and considers expected losses. Returned devices transferred from Property and equipment, net are recorded as Inventory and are valued at the lower of cost or market with any write-down to market recognized as Cost of equipment sales in our Consolidated Statements of Comprehensive Income.

We do not have any leasing transactions with related parties. See Note 10 - Leases for further information.

We have implemented significant new lease accounting systems, processes and internal controls over lease accounting to assist us in the application of the new lease standard.

Index for Notes to the Condensed Consolidated Financial Statements

Accounting Pronouncements Not Yet Adopted

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which amends the scope and transition requirements of ASU 2016-13. The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. The standard will become effective for us beginning January 1, 2020 and will require a cumulative-effect adjustment to Accumulated deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). We are currently evaluating the impact this guidance will have on our Consolidated Financial Statements.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not have, or are not expected to have, a significant impact on our present or future Consolidated Financial Statements.

Note 2 - Significant Transactions

Business Combinations

Proposed Sprint Transaction

On April 29, 2018, we entered into a Business Combination Agreement (the “Business Combination Agreement”) to merge with Sprint Corporation (“Sprint”). See Note 3 - Business Combinations for further information.

Sales of Certain Receivables

In February 2019, the service receivable sale arrangement was amended to extend the scheduled expiration date, as well as extend certain third-party credit support under the arrangement, to March 2021. See Note 5 – Sales of Certain Receivables for further information.

Note Redemption

In March 2019, we delivered a notice of redemption on $600 million aggregate principal amount of our 9.332% Senior Reset Notes due 2023 (the “DT Senior Reset Notes”) held by Deutsche Telekom AG (“DT”), our majority stockholder. The notes will be redeemed on April 28, 2019, at a redemption price equal to 104.666% of the principal amount of the notes (plus accrued and unpaid interest thereon), payable on April 29, 2019. The redemption premium is $28 million. The outstanding principal amount was reclassified from Long-term debt to affiliates to Short-term debt to affiliates in our Condensed Consolidated Balance Sheets as of March 31, 2019.

Certain components of the reset features were required to be bifurcated from the DT Senior Reset Notes and are separately accounted for as embedded derivatives. The balance of embedded derivatives was reclassified from Other long-term liabilities to Other current liabilities in our Condensed Consolidated Balance Sheets as of March 31, 2019. The write-off of embedded derivatives upon redemption will be $11 million. See Note 6 - Fair Value Measurements for further information.

Index for Notes to the Condensed Consolidated Financial Statements

Note 3 – Business Combinations

Proposed Sprint Transactions

On April 29, 2018, we entered into a Business Combination Agreement to merge with Sprint in an all-stock transaction at a fixed exchange ratio of 0.10256 shares of T-Mobile common stock for each share of Sprint common stock, or 9.75 shares of Sprint common stock for each share of T-Mobile common stock (the “Merger”). The combined company will be named “T-Mobile” and, as a result of the Merger, is expected to be able to rapidly launch a broad and deep nationwide 5G network, accelerate innovation and increase competition in the U.S. wireless, video and broadband industries. Neither T-Mobile nor Sprint on its own could generate comparable benefits to consumers.

The Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) have been approved by the boards of directors of T-Mobile and Sprint and the required approvals of the stockholders of each of T-Mobile and Sprint have been obtained. Immediately following the Merger, it is anticipated that DT and SoftBank Group Corp. (“SoftBank”) will hold, directly or indirectly, on a fully diluted basis, approximately 41.7% and 27.4%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 30.9% of the outstanding T-Mobile common stock held by other stockholders, based on closing share prices and certain other assumptions as of December 31, 2018.

In connection with the entry into the Business Combination Agreement, T-Mobile USA, Inc. (“T-Mobile USA”) entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018, the “Commitment Letter”). The funding of the debt facilities provided for in the Commitment Letter is subject to the satisfaction of the conditions set forth therein, including consummation of the Merger. The proceeds of the debt financing provided for in the Commitment Letter will be used to refinance certain existing debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing working capital needs of the combined company. In connection with the financing provided for in the Commitment Letter, we expect to incur certain fees if the Merger closes. There were no fees accrued as of March 31, 2019. We also may be required to draw down on the $7 billion secured term loan facility prior to closing and, if so, will be required to place the proceeds in escrow and pay interest thereon until the Merger closes.

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a financing matters agreement, dated as of April 29, 2018, pursuant to which DT agreed, among other things, to consent to the incurrence by T-Mobile USA of secured debt in connection with and after the consummation of the Merger. If the Merger is consummated, we will make payments for requisite consents to DT. There were no consent payments accrued as of March 31, 2019.

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement dated as of May 14, 2018, we obtained consents necessary to effect certain amendments to certain existing debt of us and our subsidiaries. If the Merger is consummated, we will make payments for requisite consents to third-party note holders. There were no consent payments accrued as of March 31, 2019.

Under the terms of the Business Combination Agreement, Sprint may be required to reimburse us for 33% of the upfront consent and related bank fees we paid, or $14 million, if the Business Combination Agreement is terminated. There were no reimbursements accrued as of March 31, 2019. On May 18, 2018, Sprint also obtained consents necessary to effect certain amendments to certain existing debt of Sprint and its subsidiaries. Under the terms of the Business Combination Agreement, we may also be required to reimburse Sprint for 67% of the upfront consent and related bank fees it paid, or $161 million, if the Business Combination Agreement is terminated. There were no fees accrued as of March 31, 2019.

For the three months ended March 31, 2019, we recognized merger-related costs of $113 million. These costs generally included consulting and legal fees and were recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income.

The consummation of the Transactions is subject to regulatory approvals and certain other customary closing conditions. We expect to receive federal regulatory approval in the first half of 2019. The Business Combination Agreement contains certain termination rights for both Sprint and us. If we terminate the Business Combination Agreement in connection with a failure to satisfy the closing condition related to specified minimum credit ratings for the combined company on the closing date of the Merger (after giving effect to the Merger) from at least two of the three credit rating agencies, then in certain circumstances, we may be required to pay Sprint an amount equal to $600 million.

Index for Notes to the Condensed Consolidated Financial Statements

On June 18, 2018, we filed the Public Interest Statement and applications for approval of our Merger with Sprint with the Federal Communications Commission (“FCC”). On July 18, 2018, the FCC issued a Public Notice formally accepting our applications and establishing a period for public comment. The transaction remains subject to FCC review. The FCC’s informal transaction review clock, which has stopped and started several times as T-Mobile and Sprint have filed additional information, is currently set to expire on June 3, 2019.

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

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	March 31, 2019	December 31, 2018
EIP receivables, gross	$4,573	$4,534
Unamortized imputed discount	(341)	(330)
EIP receivables, net of unamortized imputed discount	4,232	4,204
Allowance for credit losses	(104)	(119)
EIP receivables, net	$4,128	$4,085
Classified on the balance sheet as:
Equipment installment plan receivables, net	$2,466	$2,538
Equipment installment plan receivables due after one year, net	1,662	1,547
EIP receivables, net	$4,128	$4,085

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

The EIP receivables had weighted average effective imputed interest rates of 9.8% and 10.0% as of March 31, 2019 and December 31, 2018, respectively.

Index for Notes to the Condensed Consolidated Financial Statements

Activity for the three months ended March 31, 2019 and 2018 in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	March 31, 2019			March 31, 2018
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$67	$449	$516	$86	$396	$482
Bad debt expense	15	59	74	4	50	54
Write-offs, net of recoveries	(19)	(74)	(93)	(14)	(67)	(81)
Change in imputed discount on short-term and long-term EIP receivables	N/A	53	53	N/A	53	53
Impact on the imputed discount from sales of EIP receivables	N/A	(42)	(42)	N/A	(51)	(51)
Allowance for credit losses and imputed discount, end of period	$63	$445	$508	$76	$381	$457

Management considers the aging of receivables to be an important credit indicator. The following table provides delinquency status for the unpaid principal balance for receivables within the EIP portfolio segment, which we actively monitor as part of our current credit risk management practices and policies:

	March 31, 2019			December 31, 2018
(in millions)	Prime	Subprime	Total EIP Receivables, gross	Prime	Subprime	Total EIP Receivables, gross
Current - 30 days past due	$2,091	$2,395	$4,486	$1,987	$2,446	$4,433
31 - 60 days past due	14	25	39	15	32	47
61 - 90 days past due	6	15	21	6	19	25
More than 90 days past due	7	20	27	7	22	29
Total receivables, gross	$2,118	$2,455	$4,573	$2,015	$2,519	$4,534

Note 5 – Sales of Certain Receivables

We have entered into transactions to sell certain service and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). The maximum funding commitment of the service receivable sale arrangement is $950 million. In February 2019, the service receivable sale arrangement was amended to extend the scheduled expiration date, as well as certain third-party credit support under the arrangement, to March 2021. As of March 31, 2019 and December 31, 2018, the service receivable sale arrangement provided funding of $891 million and $774 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

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

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to our variable interest in the Service VIE:

(in millions)	March 31, 2019	December 31, 2018
Other current assets	$342	$339
Accounts payable and accrued liabilities	—	59
Other current liabilities	230	149

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivable on a revolving basis (the “EIP sale arrangement”). The maximum funding commitment of the EIP sale arrangement is $1.3 billion, and the scheduled expiration date is November 2020.

As of both March 31, 2019 and December 31, 2018, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

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

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to the EIP BRE:

(in millions)	March 31, 2019	December 31, 2018
Other current assets	$327	$321
Other assets	71	88
Other long-term liabilities	20	22

Index for Notes to the Condensed Consolidated Financial Statements

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

We recognize the cash proceeds received upon sale in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. We recognize proceeds net of the deferred purchase price, consisting of a receivable from the purchasers that entitles us to certain collections on the receivables. We recognize the collection of the deferred purchase price in Net cash used in investing activities in our Condensed Consolidated Statements of Cash Flows as Proceeds related to beneficial interests in securitization transactions.

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of March 31, 2019 and December 31, 2018, our deferred purchase price related to the sales of service receivables and EIP receivables was $738 million and $746 million, respectively.

The following table summarizes the impacts of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2019	December 31, 2018
Derecognized net service receivables and EIP receivables	$2,546	$2,577
Other current assets	669	660
of which, deferred purchase price	667	658
Other long-term assets	71	88
of which, deferred purchase price	71	88
Accounts payable and accrued liabilities	—	59
Other current liabilities	230	149
Other long-term liabilities	20	22
Net cash proceeds since inception	1,861	1,879
Of which:
Change in net cash proceeds during the year-to-date period	(18)	(179)
Net cash proceeds funded by reinvested collections	1,879	2,058

We recognized losses from sales of receivables, including adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price, of $35 million and $52 million for the three months ended March 31, 2019 and 2018, respectively, in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income.

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

Index for Notes to the Condensed Consolidated Financial Statements

arrangement, under certain circumstances, we are required to deposit cash or replacement EIP receivables primarily for contracts terminated by customers under our JUMP! Program.

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.1 billion as of March 31, 2019. The maximum exposure to loss, which is a required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery. As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of our expected loss.

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
We record interest rate lock derivatives on our Condensed Consolidated Balance Sheets at fair value that is derived primarily from observable market data, including yield curves. Interest rate lock derivatives were classified as Level 2 in the fair value hierarchy. Cash flows associated with qualifying hedge derivative instruments are presented in the same category on the Condensed Consolidated Statements of Cash Flows as the item being hedged.
In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. The fair value of interest rate lock derivatives was a liability of $703 million and $447 million as of March 31, 2019 and December 31, 2018, respectively, and were included in Other current liabilities in our Condensed Consolidated Balance Sheets. As of and for the three months ended March 31, 2019, no amounts were accrued or amortized into Interest expense in the Condensed Consolidated Statements of Comprehensive Income while changes in fair value, net of tax, of $521 million and $332 million are presented in Accumulated other comprehensive income as of March 31, 2019 and December 31, 2018, respectively. There were no cash payments or receipts associated with these derivatives for the three months ended March 31, 2019.
Embedded derivatives
In March 2019, we delivered a notice of redemption on $600 million aggregate principal amount of our 9.332% Senior Reset Notes due 2023 held by DT. The notes will be redeemed effective April 28, 2019, at a redemption price equal to 104.666% of the principal amount of the notes (plus accrued and unpaid interest thereon), payable on April 29, 2019. The balance of embedded derivatives associated with the DT Senior Reset Notes was reclassified from Other long-term liabilities to Other current liabilities in our Condensed Consolidated Balance Sheets as of March 31, 2019. The write-off of embedded derivatives upon redemption will be $11 million.
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

Index for Notes to the Condensed Consolidated Financial Statements

The carrying amounts and fair values of our assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	March 31, 2019		December 31, 2018
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Deferred purchase price assets	3	$738	$738	$746	$746

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates, Incremental Term Loan Facility to affiliates and Senior Reset Notes to affiliates. The fair value estimates were based on information available as of March 31, 2019 and December 31, 2018. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	March 31, 2019		December 31, 2018
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$10,952	$11,354	$10,950	$10,945
Senior Notes to affiliates	2	9,985	10,201	9,984	9,802
Incremental Term Loan Facility to affiliates	2	4,000	4,000	4,000	3,976
Senior Reset Notes to affiliates	2	598	632	598	640

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

The carrying amounts of our guarantee liabilities measured at fair value on a non-recurring basis included in our Condensed Consolidated Balance Sheets were $76 million and $73 million as of March 31, 2019 and December 31, 2018, respectively.

The total estimated remaining gross EIP receivable balances of all enrolled handset upgrade program customers, which are the remaining EIP amounts underlying the JUMP! guarantee, including EIP receivables that have been sold, was $3.1 billion as of March 31, 2019. This is not an indication of our expected loss exposure as it does not consider the expected fair value of the used handset or the probability and timing of the trade-in.

Note 7 – Tower Obligations

In 2012, we conveyed to CCI the exclusive right to manage and operate approximately 7,100 T-Mobile-owned wireless communication tower sites (“CCI Tower Sites”) in exchange for net proceeds of $2.5 billion (the “2012 Tower Transaction”). Rights to approximately 6,200 of the tower sites were transferred to CCI via a master prepaid lease with site lease terms ranging from 23 to 37 years (“CCI Lease Sites”), while the remaining tower sites were sold to CCI (“CCI Sales Sites”). CCI has fixed-price purchase options for the CCI Lease Sites totaling approximately $2.0 billion, exercisable at the end of the lease term. We lease back space at certain tower sites for an initial term of ten years, followed by optional renewals at customary terms.

In 2015, we conveyed to PTI the exclusive right to manage and operate certain T-Mobile-owned wireless communication tower sites (“PTI Sales Sites”) in exchange for net proceeds of approximately $140 million (the “2015 Tower Transaction”). As of March 31, 2019, rights to approximately 150 of the tower sites remain operated by PTI under a management agreement (“PTI Managed Sites”). We lease back space at certain tower sites for an initial term of ten years, followed by optional renewals at customary terms.

Assets and liabilities associated with the operation of the tower sites were transferred to SPEs. Assets included ground lease agreements or deeds for the land on which the towers are situated, the towers themselves and existing subleasing agreements with other mobile network operator tenants, who lease space at the tower sites. Liabilities included the obligation to pay ground lease rentals, property taxes and other executory costs. Upon closing of the 2012 Tower Transaction, CCI acquired all of the equity interests in the SPE containing CCI Sales Sites and an option to acquire the CCI Lease Sites at the end of their respective lease terms and entered into a master lease agreement under which we agreed to lease back space at certain of the tower sites. Upon closing of the 2015 Tower Transaction, PTI acquired all of the equity interests in the SPEs containing PTI Sales Sites and entered into a master lease agreement under which we agreed to lease back space at certain of the tower sites.

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

Due to our continuing involvement with the tower sites, we previously determined that we were precluded from applying sale-leaseback accounting. We recorded long-term financial obligations in the amount of the net proceeds received and recognized interest on the tower obligations at a rate of approximately 8% for the 2012 Tower Transaction and 5% for the 2015 Tower Transaction using the effective interest method. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by us to CCI or PTI and through net cash flows generated and retained by CCI or PTI from operation of the tower sites. Our historical tower site asset costs continue to be reported in Property and equipment, net in our Condensed Consolidated Balance Sheets and are depreciated.

Upon adoption of the new leasing standard we were required to reassess the previously failed sale-leasebacks and determine whether the transfer of the assets to the tower operator under the arrangement met the transfer of control criteria in the revenue standard and whether a sale should be recognized. We concluded that a sale has not occurred for the CCI Lease Sites and these sites continue to be accounted for as a failed sale-leaseback. We concluded that a sale had occurred for the CCI Sales Sites and the PTI Sales Sites and therefore we derecognized our existing long-term financial obligation and the tower-related property and equipment associated with these sites as part of the cumulative effect adjustment on January 1, 2019.

The following table summarizes the balances of the failed sale-leasebacks in the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2019	December 31, 2018
Property and equipment, net	$237	$329
Tower obligations	2,244	2,557

Future minimum payments related to the tower obligations are approximately $157 million for the year ended March 31, 2020, $314 million in total for the years ended March 31, 2021 and 2022, $314 million in total for years ended March 31, 2023 and 2024 and $574 million in total for years thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites. These contingent obligations are not included in Operating lease liabilities as any amount due is contractually owed by CCI based on the subleasing arrangement. See Note 10 - Leases for further information.

Index for Notes to the Condensed Consolidated Financial Statements

Note 8 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communication services to three primary categories of customers:

•
Branded postpaid customers generally include customers who are qualified to pay after receiving wireless communication services utilizing phones, DIGITS, or connected devices which includes tablets, wearables and SyncUP DRIVE™ ;

•	Branded prepaid customers generally include customers who pay for wireless communication services in advance. Our branded prepaid customers include customers of T-Mobile and Metro by T-Mobile; and

•	Wholesale customers include Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers that operate on our network but are managed by wholesale partners.

Branded postpaid service revenues, including branded postpaid phone revenues and branded postpaid other revenues, were as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Branded postpaid service revenues
Branded postpaid phone revenues	$5,183	$4,811
Branded postpaid other revenues	310	259
Total branded postpaid service revenues	$5,493	$5,070

We operate as a single operating segment. The balances presented within each revenue line item in our Condensed Consolidated Statements of Comprehensive Income represent categories of revenue from contracts with customers disaggregated by type of product and service. Service revenues also include revenues earned for providing value added services to customers, such as handset insurance services. Revenue generated from the lease of mobile communication devices is included within Equipment revenues in our Condensed Consolidated Statements of Comprehensive Income.

Equipment revenues from the lease of mobile communication devices were as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Equipment revenues from the lease of mobile communication devices	$161	$171

Contract Balances

The opening and closing balances of our contract asset and contract liability balances from contracts with customers as of December 31, 2018 and March 31, 2019, were as follows:

(in millions)	Contract Assets Included in Other Current Assets	Contract Liabilities Included in Deferred Revenue
Balance as of December 31, 2018	$51	$645
Balance as of March 31, 2019	44	615
Change	$(7)	$(30)

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

Index for Notes to the Condensed Consolidated Financial Statements

Revenues for the three months ended March 31, 2019, include the following:

	Three Months Ended March 31,
(in millions)	2019	2018
Amounts included in the beginning of period contract liability balance	$560	$528

Remaining Performance Obligations

As of March 31, 2019, the aggregate amount of transaction price allocated to remaining service performance obligations for branded postpaid contracts with promotional bill credits that result in an extended service contract is $269 million. We expect to recognize this revenue as service is provided over the extended contract term in the next 24 months.

Certain of our wholesale, roaming and other service contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of March 31, 2019, the aggregate amount of the contractual minimum consideration allocated to remaining service performance obligations for wholesale, roaming and other service contracts is $901 million, $1.1 billion and $1.5 billion for 2019, 2020 and 2021 and beyond, respectively. These contracts have a remaining duration of less than one to six years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of monthly service contracts. The aggregate amount of the transaction price allocated to remaining service performance obligations includes the estimated amount to be invoiced to the customer.

Contract Costs

The total balance of deferred incremental costs to obtain contracts as of March 31, 2019 was $719 million compared to $644 million as of December 31, 2018. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs was $116 million and $35 million for the three months ended March 31, 2019 and 2018, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three months ended March 31, 2019 and 2018.

Note 9 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2019	2018
Net income	$908	$671

Weighted average shares outstanding - basic	851,223,498	855,222,664
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	7,419,983	7,021,420
Weighted average shares outstanding - diluted	858,643,481	862,244,084

Earnings per share - basic	$1.07	$0.78
Earnings per share - diluted	$1.06	$0.78

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	266,452	67,580

As of March 31, 2019, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of March 31, 2019 and 2018.

Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

Index for Notes to the Condensed Consolidated Financial Statements

Note 10 - Leases

Leases (Topic 842) Disclosures

Lessee

We are lessee for non-cancellable operating and finance leases for cell sites, switch sites, retail stores and office facilities with contractual terms through 2029. The majority of cell site leases have an initial non-cancelable term of five to ten years with several renewal options that can extend the lease term from five to thirty-five years. In addition, we have finance leases for network equipment that generally have a non-cancelable lease term of two to four years; the finance leases do not have renewal options and contain a bargain purchase option at the end of the lease.

The components of lease expense were as follows:

(in millions)	Three Months Ended March 31, 2019
Operating lease expense	$602
Financing lease expense:
Amortization of right-of-use assets	113
Interest on lease liabilities	20
Total financing lease expense	133
Variable lease expense	65
Total lease expense	$800

Information relating to the lease term and discount rate is as follows:

Three Months Ended March 31, 2019
Weighted Average Remaining Lease Term (Years)
Operating leases	6
Financing leases	3
Weighted Average Discount Rate
Operating leases	5.4%
Financing leases	4.5%

Maturities of lease liabilities as of March 31, 2019, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending March 31,
2020	$2,623	$961
2021	2,446	644
2022	2,196	380
2023	1,814	115
2024	1,350	73
Thereafter	3,300	108
Total lease payments	13,729	2,281
Less imputed interest	(2,188)	(146)
Total	$11,541	$2,135

Interest payments for financing leases for the three months ended March 31, 2019 were $20 million.

As of March 31, 2019, we have additional operating leases, for cell sites and commercial properties, that have not yet commenced with lease payments of approximately $350 million.

Index for Notes to the Condensed Consolidated Financial Statements

As of March 31, 2019, we were contingently liable for future ground lease payments related to the tower obligations. These contingent obligations are not included in the above table as the amounts owed are contractually owed by CCI based on the subleasing arrangement. See Note 7 - Tower Obligations for further information.

Lessor

JUMP! On Demand allows customers to lease a device (handset or tablet) over a period of up to 18 months and upgrade it for a new device up to one time per month. Upon device upgrade or at lease end, customers must return or purchase their device. The purchase price at the expiration of the lease is established at lease commencement and reflects the estimated residual value of the device, which reflects the estimated fair value of the underlying asset at the end of the lease term. The JUMP! On Demand leases do not contain any residual value guarantees or variable lease payments, and there are no restrictions or covenants imposed by these leases. Leased wireless devices are included in Property and equipment, net in our Condensed Consolidated Balance Sheets.

The components of leased wireless devices under our JUMP! On Demand program were as follows:

(in millions)	March 31, 2019	December 31, 2018
Leased wireless devices, gross	$1,080	$1,159
Accumulated depreciation	(638)	(622)
Leased wireless devices, net	$442	$537

For equipment revenues from the lease of mobile communication devices, see Note 8 - Revenue from Contracts with Customers.

Future minimum payments expected to be received over the lease term related to the leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Total
Twelve Months Ending March 31,
2020	$352
2021	46
Total	$398

Leases (Topic 840) Disclosures

On January 1, 2019, we adopted the new lease standard using a modified-retrospective approach by recognizing and measuring leases at the adoption date with a cumulative effect of initially applying the guidance recognized at the date of initial application and did not restate the prior periods presented in our Consolidated Financial Statements. As such, prior periods presented in our Consolidated Financial Statements continue to be in accordance with the former lease standard, Topic 840 Leases. See Note 1 - Summary of Significant Accounting Policies for further information.

Operating Leases

Under the previous lease standard, we had non-cancellable operating leases for cell sites, switch sites, retail stores and office facilities. As of December 31, 2018, these leases had contractual terms expiring through 2028, with the majority of cell site leases having an initial non-cancelable term of five to ten years with several renewal options. In addition, we had operating leases for dedicated transportation lines with varying expiration terms through 2027.

Our commitments under leases existing as of December 31, 2018 were approximately $2.7 billion for the year ending December 31, 2019, $4.7 billion in total for the years ending December 31, 2020 and 2021, $3.3 billion in total for the years ending December 31, 2022 and 2023 and $3.8 billion in total for years thereafter.

Total rent expense under operating leases, including dedicated transportation lines, was $734 million for the three months ended March 31, 2018, and was classified as Cost of services and Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income.

Index for Notes to the Condensed Consolidated Financial Statements

Lessor

As of December 31, 2018, the future minimum payments expected to be received over the lease term related to the leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Total
Year Ended December 31,
2019	$419
2020	59
Total	$478

Capital Leases

Within property and equipment, wireless communication systems include capital lease agreements for network equipment with varying expiration terms through 2033. Capital lease assets and accumulated amortization were $3.1 billion and $867 million as of December 31, 2018.

As of December 31, 2018, the future minimum payments required under capital leases, including interest and maintenance, over their remaining terms are summarized below:

(in millions)	Future Minimum Payments
Year Ended December 31,
2019	$909
2020	631
2021	389
2022	102
2023	66
Thereafter	106
Total	$2,203
Included in Total
Interest	$143
Maintenance	45

Note 11 – Commitments and Contingencies

Purchase Commitments

In September 2018, we signed a reciprocal long-term spectrum lease with Sprint. The lease includes an offsetting amount to be received from Sprint for the lease of our spectrum. Lease payments began in the fourth quarter of 2018. The minimum commitment under this lease as of March 31, 2019 is $523 million. The reciprocal long-term lease is a distinct transaction from the Merger.

Under the previous lease standard certain of our network backhaul arrangements were accounted for as operating leases. Obligations under these agreements were included within our operating lease commitments as of December 31, 2018.

These agreements no longer qualify as leases under the new lease standard. Our commitments under these agreements as of March 31, 2019, were approximately $131 million for the year ending March 31, 2020, $224 million in total for the years ended March 31, 2021 and 2022, $158 million in total for the years ended March 31, 2023 and 2024, and $190 million in total for years thereafter.

Interest rate lock derivatives
In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. These interest rate lock derivatives were designated as cash flow hedges to reduce variability in cash flows due to changes in interest payments attributable to increases or decreases in the benchmark interest rate during the period leading up to the probable issuance of

Index for Notes to the Condensed Consolidated Financial Statements

fixed-rate debt. The fair value of interest rate lock derivatives as of March 31, 2019 was a liability of $703 million and is included in Other current liabilities in our Condensed Consolidated Balance Sheets. See Note 6 – Fair Value Measurements for further information.

Renewable Energy Purchase Agreements
In April 2019, T-Mobile USA entered into a Renewable Energy Purchase Agreement (“REPA”) with a third party that is based on the expected operation of a solar photovoltaic electrical generation facility located in Texas and will remain in effect until the fifteenth anniversary of the respective facility’s entry into commercial operation. Commercial operation of the facility is expected to occur in July 2021. The REPA does not contain a defined commitment, volume, or penalty amount.

Contingencies and Litigation

Litigation Matters

We are involved in various lawsuits and disputes, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce FCC rules and regulations. The Litigation Matters described above have progressed to various stages and some of them may proceed to trial, arbitration, hearing or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate, which is reflected in the Consolidated Financial Statements but that is not considered to be, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including but not limited to uncertainty concerning legal theories and their resolution by courts or regulators, uncertain damage theories and demands, and a less than fully developed factual record. While we do not expect that the ultimate resolution of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, an unfavorable outcome of some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

Note 12 – Subsequent Event

In April 2019, T-Mobile USA entered into a REPA with a third party. See Note 11 - Commitments and Contingencies for further information.

Index for Notes to the Condensed Consolidated Financial Statements

Note 13 – Guarantor Financial Information

Pursuant to the applicable indentures and supplemental indentures, the long-term debt to affiliates and third parties issued by T-Mobile USA (“Issuer”) is fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of the Issuer’s 100% owned subsidiaries (“Guarantor Subsidiaries”).

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The indentures and credit facilities governing the long-term debt contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt restrict the ability of the Issuer to loan funds or make payments to Parent. However, the Issuer and Guarantor Subsidiaries are allowed to make certain permitted payments to the Parent under the terms of the indentures and the supplemental indentures.

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

Presented below is the condensed consolidating financial information as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018.

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet Information
March 31, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$3	$2	$1,314	$120	$—	$1,439
Accounts receivable, net	—	—	1,465	284	—	1,749
Equipment installment plan receivables, net	—	—	2,466	—	—	2,466
Accounts receivable from affiliates	—	5	16	—	(5)	16
Inventory	—	—	1,260	1	—	1,261
Other current assets	—	—	1,155	659	—	1,814
Total current assets	3	7	7,676	1,064	(5)	8,745
Property and equipment, net (1)	—	—	21,155	309	—	21,464
Operating lease right-of-use assets	—	—	9,505	4	—	9,509
Financing lease right-of-use assets	—	—	2,338	1	—	2,339
Goodwill	—	—	1,683	218	—	1,901
Spectrum licenses	—	—	35,618	—	—	35,618
Other intangible assets, net	—	—	97	77	—	174
Investments in subsidiaries, net	26,686	48,221	—	—	(74,907)	—
Intercompany receivables and note receivables	—	5,275	—	—	(5,275)	—
Equipment installment plan receivables due after one year, net	—	—	1,662	—	—	1,662
Other assets	—	7	1,596	211	(153)	1,661
Total assets	$26,689	$53,510	$81,330	$1,884	$(80,340)	$83,073
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$136	$6,883	$311	$—	$7,330
Payables to affiliates	—	189	58	—	(5)	242
Short-term debt	—	250	—	—	—	250
Short-term debt to affiliates	—	598	—	—	—	598
Deferred revenue	—	—	665	—	—	665
Short-term operating lease liabilities	—	—	2,199	3	—	2,202
Short-term financing lease liabilities	—	—	911	—	—	911
Other current liabilities	—	714	157	258	—	1,129
Total current liabilities	—	1,887	10,873	572	(5)	13,327
Long-term debt	—	10,952	—	—	—	10,952
Long-term debt to affiliates	—	13,985	—	—	—	13,985
Tower obligations (1)	—	—	76	2,168	—	2,244
Deferred tax liabilities	—	—	5,078	—	(153)	4,925
Operating lease liabilities	—	—	9,337	2	—	9,339
Financing lease liabilities	—	—	1,224	—	—	1,224
Negative carrying value of subsidiaries, net	—	—	761	—	(761)	—
Intercompany payables and debt	508	—	4,412	355	(5,275)	—
Other long-term liabilities	—	—	876	20	—	896
Total long-term liabilities	508	24,937	21,764	2,545	(6,189)	43,565
Total stockholders' equity (deficit)	26,181	26,686	48,693	(1,233)	(74,146)	26,181
Total liabilities and stockholders' equity	$26,689	$53,510	$81,330	$1,884	$(80,340)	$83,073

(1)	Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 7 – Tower Obligations for further information.

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet Information
December 31, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$2	$1	$1,079	$121	$—	$1,203
Accounts receivable, net	—	—	1,510	259	—	1,769
Equipment installment plan receivables, net	—	—	2,538	—	—	2,538
Accounts receivable from affiliates	—	—	11	—	—	11
Inventory	—	—	1,084	—	—	1,084
Other current assets	—	—	1,031	645	—	1,676
Total current assets	2	1	7,253	1,025	—	8,281
Property and equipment, net (1)	—	—	23,062	297	—	23,359
Goodwill	—	—	1,683	218	—	1,901
Spectrum licenses	—	—	35,559	—	—	35,559
Other intangible assets, net	—	—	116	82	—	198
Investments in subsidiaries, net	25,314	46,516	—	—	(71,830)	—
Intercompany receivables and note receivables	—	5,174	—	—	(5,174)	—
Equipment installment plan receivables due after one year, net	—	—	1,547	—	—	1,547
Other assets	—	7	1,540	221	(145)	1,623
Total assets	$25,316	$51,698	$70,760	$1,843	$(77,149)	$72,468
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$228	$7,240	$273	$—	$7,741
Payables to affiliates	—	157	43	—	—	200
Short-term debt	—	—	841	—	—	841
Deferred revenue	—	—	698	—	—	698
Other current liabilities	—	447	164	176	—	787
Total current liabilities	—	832	8,986	449	—	10,267
Long-term debt	—	10,950	1,174	—	—	12,124
Long-term debt to affiliates	—	14,582	—	—	—	14,582
Tower obligations (1)	—	—	384	2,173	—	2,557
Deferred tax liabilities	—	—	4,617	—	(145)	4,472
Deferred rent expense	—	—	2,781	—	—	2,781
Negative carrying value of subsidiaries, net	—	—	676	—	(676)	—
Intercompany payables and debt	598	—	4,234	342	(5,174)	—
Other long-term liabilities	—	20	926	21	—	967
Total long-term liabilities	598	25,552	14,792	2,536	(5,995)	37,483
Total stockholders' equity (deficit)	24,718	25,314	46,982	(1,142)	(71,154)	24,718
Total liabilities and stockholders' equity	$25,316	$51,698	$70,760	$1,843	$(77,149)	$72,468

(1)	Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 7 – Tower Obligations for further information.

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended March 31, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$7,859	$732	$(314)	$8,277
Equipment revenues	—	—	2,570	—	(54)	2,516
Other revenues	—	6	273	50	(42)	287
Total revenues	—	6	10,702	782	(410)	11,080
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,568	6	(28)	1,546
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	—	—	2,798	272	(54)	3,016
Selling, general and administrative	—	1	3,494	275	(328)	3,442
Depreciation and amortization	—	—	1,578	22	—	1,600
Total operating expense	—	1	9,438	575	(410)	9,604
Operating income	—	5	1,264	207	—	1,476
Other income (expense)
Interest expense	—	(112)	(20)	(47)	—	(179)
Interest expense to affiliates	—	(109)	(5)	—	5	(109)
Interest income	—	5	7	1	(5)	8
Other income (expense), net	—	8	(1)	—	—	7
Total other expense, net	—	(208)	(19)	(46)	—	(273)
Income (loss) before income taxes	—	(203)	1,245	161	—	1,203
Income tax expense	—	—	(261)	(34)	—	(295)
Earnings of subsidiaries	908	1,111	7	—	(2,026)	—
Net income	$908	$908	$991	$127	$(2,026)	$908

Net income	$908	$908	$991	$127	$(2,026)	$908
Other comprehensive (loss) income, net of tax
Other comprehensive (loss) income, net of tax	(189)	(189)	65	—	124	(189)
Total comprehensive income	$719	$719	$1,056	$127	$(1,902)	$719

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended March 31, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$7,487	$540	$(221)	$7,806
Equipment revenues	—	—	2,407	—	(54)	2,353
Other revenues	—	1	249	55	(9)	296
Total revenues	—	1	10,143	595	(284)	10,455
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,580	9	—	1,589
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	—	—	2,664	236	(55)	2,845
Selling, general and administrative	—	—	3,157	236	(229)	3,164
Depreciation and amortization	—	—	1,554	21	—	1,575
Total operating expenses	—	—	8,955	502	(284)	9,173
Operating income	—	1	1,188	93	—	1,282
Other income (expense)
Interest expense	—	(174)	(29)	(48)	—	(251)
Interest expense to affiliates	—	(166)	(5)	—	5	(166)
Interest income	—	6	5	—	(5)	6
Other (expense) income, net	—	(32)	42	—	—	10
Total other (expense) income, net	—	(366)	13	(48)	—	(401)
Income (loss) before income taxes	—	(365)	1,201	45	—	881
Income tax expense	—	—	(199)	(11)	—	(210)
Earnings (loss) of subsidiaries	671	1,036	(6)	—	(1,701)	—
Net income	$671	$671	$996	$34	$(1,701)	$671

Net income	$671	$671	$996	$34	$(1,701)	$671
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax	(3)	(3)	(3)	—	6	(3)
Total comprehensive income	$668	$668	$993	$34	$(1,695)	$668

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$—	$(248)	$2,797	$(1,017)	$(140)	$1,392
Investing activities
Purchases of property and equipment	—	—	(1,926)	(5)	—	(1,931)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(185)	—	—	(185)
Proceeds related to beneficial interests in securitization transactions	—	—	9	1,148	—	1,157
Other, net	—	—	(7)	—	—	(7)
Net cash (used in) provided by investing activities	—	—	(2,109)	1,143	—	(966)
Financing activities
Proceeds from borrowing on revolving credit facility, net	—	885	—	—	—	885
Repayments of revolving credit facility	—	—	(885)	—	—	(885)
Repayments of financing lease obligations	—	—	(85)	(1)	—	(86)
Intercompany advances, net	—	(636)	622	14	—	—
Tax withholdings on share-based awards	—	—	(100)	—	—	(100)
Intercompany dividend paid	—	—	—	(140)	140	—
Other, net	1	—	(5)	—	—	(4)
Net cash provided (used in) by financing activities	1	249	(453)	(127)	140	(190)
Change in cash and cash equivalents	1	1	235	(1)	—	236
Cash and cash equivalents
Beginning of period	2	1	1,079	121	—	1,203
End of period	$3	$2	$1,314	$120	$—	$1,439

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$1	$(404)	$2,374	$(1,201)	$—	$770
Investing activities
Purchases of property and equipment	—	—	(1,366)	—	—	(1,366)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(51)	—	—	(51)
Proceeds related to beneficial interests in securitization transactions	—	—	13	1,282	—	1,295
Acquisition of companies, net of cash	—	—	(333)	—	—	(333)
Other, net	—	—	(7)	—	—	(7)
Net cash (used in) provided by investing activities	—	—	(1,744)	1,282	—	(462)
Financing activities
Proceeds from issuance of long-term debt	—	2,494	—	—	—	2,494
Proceeds from borrowing on revolving credit facility, net	—	2,170	—	—	—	2,170
Repayments of revolving credit facility	—	—	(1,725)	—	—	(1,725)
Repayments of financing lease obligations	—	—	(172)	—	—	(172)
Repayments of long-term debt	—	—	(999)	—	—	(999)
Repurchases of common stock	(666)	—	—	—	—	(666)
Intercompany advances, net	590	(4,260)	3,679	(9)	—	—
Tax withholdings on share-based awards	—	—	(74)	—	—	(74)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(31)	—	—	(31)
Other, net	2	—	1	—	—	3
Net cash provided by (used in) financing activities	(74)	404	679	(9)	—	1,000
Change in cash and cash equivalents	(73)	—	1,309	72	—	1,308
Cash and cash equivalents
Beginning of period	74	1	1,086	58	—	1,219
End of period	$1	$1	$2,395	$130	$—	$2,527

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

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

•	adverse economic, political or market conditions in the U.S. and international markets;

•	competition, industry consolidation, and changes in the market for wireless services, which could negatively affect our ability to attract and retain customers;

•	the effects of any future merger, investment, or acquisition involving us, as well as the effects of mergers, investments, or acquisitions in the technology, media and telecommunications industry;

•	challenges in implementing our business strategies or funding our operations, including payment for additional spectrum or network upgrades;

•	the possibility that we may be unable to renew our spectrum licenses on attractive terms or acquire new spectrum licenses at reasonable costs and terms;

•	difficulties in managing growth in wireless data services, including network quality;

•	material changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;

•	the timing, scope and financial impact of our deployment of advanced network and business technologies;

•	the impact on our networks and business from major technology equipment failures;

•	breaches of our and/or our third-party vendors’ networks, information technology (“IT”) and data security, resulting in unauthorized access to customer confidential information;

•	natural disasters, terrorist attacks or similar incidents;

•	unfavorable outcomes of existing or future litigation;

•	any changes in the regulatory environments in which we operate, including any increase in restrictions on the ability to operate our networks and changes in data privacy laws;

•	any disruption or failure of our third parties’ or key suppliers’ provisioning of products or services;

•	material adverse changes in labor matters, including labor campaigns, negotiations or additional organizing activity, and any resulting financial, operational and/or reputational impact;

•	changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (“SEC”), may require, which could result in an impact on earnings;

•	changes in tax laws, regulations and existing standards and the resolution of disputes with any taxing jurisdictions;

•	the possibility that the reset process under our trademark license results in changes to the royalty rates for our trademarks;

•	the possibility that we may be unable to adequately protect our intellectual property rights or be accused of infringing the intellectual property rights of others;

•	our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective;

•	the occurrence of high fraud rates related to device financing, credit card, dealers, or subscriptions; and

•	interests of a majority stockholder may differ from the interests of other stockholders.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three months ended March 31, 2019, included in Part I, Item 1 of this Form 10-Q and audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Business Overview

In April 2019, T-Mobile introduced TVisionTM Home, a rebranded and upgraded version of Layer3 TV. TVisionTM Home delivers what customers want most from high-end home TV, including a premium TV experience and HD and 4K channels. TVisionTM Home launched in eight markets, with other markets coming later in 2019.

In April 2019, T-Mobile launched T-Mobile MONEY nationwide, offering customers a no-fee, interest-earning, mobile-first checking account which can be opened and managed from customers’ smartphones.

Proposed Sprint Transaction

On April 29, 2018, we entered into the Business Combination Agreement to merge with Sprint in an all-stock transaction at a fixed exchange ratio of 0.10256 shares of T-Mobile common stock for each share of Sprint common stock, or 9.75 shares of Sprint common stock for each share of T-Mobile common stock. The combined company will be named “T-Mobile” and, as a result of the Merger, is expected to be able to rapidly launch a broad and deep nationwide 5G network, accelerate innovation and increase competition in the U.S. wireless, video and broadband industries. Immediately following the Merger, it is anticipated that DT and SoftBank will hold, directly or indirectly, on a fully diluted basis, approximately 41.7% and 27.4%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 30.9% of the outstanding T-Mobile common stock held by other stockholders, based on closing share prices and certain other assumptions as of December 31, 2018. The Merger is subject to regulatory approvals and certain other customary closing conditions. We expect to receive federal regulatory approval in the first half of 2019.

For more information regarding our Business Combination Agreement, see Note 3 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Accounting Pronouncements Adopted During the Current Year

Leases

On January 1, 2019, we adopted the new lease standard. See Note 1 – Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for information regarding the impact of our adoption of the new lease standard.

Results of Operations

Highlights for the three months ended March 31, 2019, compared to the same period in 2018

•	Total revenues of $11.1 billion for the three months ended March 31, 2019 increased $625 million, or 6%, primarily driven by growth in service and equipment revenues as further discussed below.

•
Service revenues of $8.3 billion for the three months ended March 31, 2019 increased $471 million, or 6%, primarily due to growth in our average branded customer base driven by the continued growth in existing and Greenfield markets, including the growing success of new customer segments and rate plans such as T-Mobile ONE Unlimited 55+, T-Mobile ONE Military, T-Mobile for Business and T-Mobile Essentials, along with record low churn and growth in wearables and other connected devices.

•
Equipment revenues of $2.5 billion for the three months ended March 31, 2019 increased $163 million, or 7%, primarily due to a higher average revenue per device sold, partially offset by a decrease in the number of devices sold, excluding purchased leased devices.

•
Operating income of $1.5 billion for the three months ended March 31, 2019 increased $194 million, or 15%, primarily due to higher Service revenues, partially offset by higher Selling, general and administrative expenses, including merger-related costs of $113 million. Operating income also included the negative impact from hurricanes of $36 million for three months ended March 31, 2018.

•
Net income of $908 million for the three months ended March 31, 2019 increased $237 million, or 35%, primarily due to higher Operating income and lower interest expense and interest expense to affiliates, partially offset by higher Income tax expense. The negative impact of merger-related costs was $93 million, net of tax, for the three months ended March 31, 2019. Net income also included the negative impact from hurricanes of $23 million, net of tax, for three months ended March 31, 2018.

•
Adjusted EBITDA, a non-GAAP financial measure, of $3.3 billion for the three months ended March 31, 2019 increased $328 million, or 11%, primarily due to higher Operating income driven by the factors described above. See “Performance Measures” for additional information.

•	Net cash provided by operating activities of $1.4 billion for the three months ended March 31, 2019 increased $622 million, or 81%. See “Liquidity and Capital Resources” for additional information.

•
Free Cash Flow, a non-GAAP financial measure, of $618 million for the three months ended March 31, 2019 decreased $50 million, or 7%. Free Cash Flow includes $34 million in payments for merger-related costs for the three months ended March 31, 2019. See “Liquidity and Capital Resources” for additional information.

Set forth below is a summary of our unaudited condensed consolidated financial results:

	Three Months Ended March 31,		Change
(in millions)	2019	2018	$	%
Revenues
Branded postpaid revenues	$5,493	$5,070	$423	8%
Branded prepaid revenues	2,386	2,402	(16)	(1)%
Wholesale revenues	304	266	38	14%
Roaming and other service revenues	94	68	26	38%
Total service revenues	8,277	7,806	471	6%
Equipment revenues	2,516	2,353	163	7%
Other revenues	287	296	(9)	(3)%
Total revenues	11,080	10,455	625	6%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,546	1,589	(43)	(3)%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	3,016	2,845	171	6%
Selling, general and administrative	3,442	3,164	278	9%
Depreciation and amortization	1,600	1,575	25	2%
Total operating expense	9,604	9,173	431	5%
Operating income	1,476	1,282	194	15%
Other income (expense)
Interest expense	(179)	(251)	72	(29)%
Interest expense to affiliates	(109)	(166)	57	(34)%
Interest income	8	6	2	33%
Other income (expense), net	7	10	(3)	(30)%
Total other expense, net	(273)	(401)	128	(32)%
Income before income taxes	1,203	881	322	37%
Income tax expense	(295)	(210)	(85)	40%
Net income	$908	$671	$237	35%
Statement of Cash Flows Data
Net cash provided by operating activities	$1,392	$770	$622	81%
Net cash used in investing activities	(966)	(462)	(504)	109%
Net cash (used in) provided by financing activities	(190)	1,000	(1,190)	(119)%
Non-GAAP Financial Measures
Adjusted EBITDA	$3,284	$2,956	$328	11%
Free Cash Flow	618	668	(50)	(7)%

The following discussion and analysis are for the three months ended March 31, 2019, compared to the same period in 2018 unless otherwise stated.

Total revenues increased $625 million, or 6%, as discussed below.

Branded postpaid revenues increased $423 million, or 8%, primarily from:

•
Higher average branded postpaid phone customers, primarily from growth in our customer base driven by the continued growth in existing and Greenfield markets including the growing success of new customer segments and rate plans such as T-Mobile ONE Unlimited 55+, T-Mobile ONE Military, T-Mobile for Business and T-Mobile Essentials, along with record low churn; and

•	Higher average branded postpaid other customers, driven by higher wearables and other connected devices, specifically the Apple watch; partially offset by

•	Lower branded postpaid phone Average Revenue Per User (“ARPU”). See “Branded Postpaid Phone ARPU” in the “Performance Measures” section of this MD&A.

Branded prepaid revenues were essentially flat with higher average branded prepaid customers driven by the continued success of our Metro by T-Mobile brand, offset by lower branded prepaid ARPU. See “Branded Prepaid ARPU” in the “Performance Measures” section of this MD&A.

Wholesale revenues increased $38 million, or 14%, primarily from the continued success of our MVNO partnerships.

Roaming and other service revenues increased $26 million, or 38%, primarily from increases in domestic and international roaming revenues.

Equipment revenues increased $163 million, or 7%, primarily from:

•	$136 million in device sales revenues, excluding purchased leased devices, primarily from:

•	Higher average revenue per device sold due to an increase in the high-end device mix and lower promotions; partially offset by

•	An 8% decrease in the number of devices sold, excluding purchased leased devices.

Other revenues decreased $9 million, or 3%, primarily from:

•	A decrease of $46 million in co-location rental revenue from the adoption of the new lease standard; partially offset by

•	Higher amortized imputed discount on EIP receivables primarily due to an increase in volumes financed; and

•	Higher advertising revenues.

Operating expenses increased $431 million, or 5%, primarily from higher Selling, general and administrative expenses and Cost of equipment sales as discussed below.

Cost of services decreased $43 million, or 3%, primarily from:

•
The positive impact of the new lease standard of approximately $95 million resulting from the decrease in the average lease term and the change in accounting conclusion for certain sale-leaseback sites;

•	Lower regulatory program costs; and

•	The negative impact from hurricanes of $36 million for three months ended March 31, 2018; partially offset by

•	Higher costs for customer appreciation programs and network expansion.

Cost of equipment sales increased $171 million, or 6%, primarily from:

•
An increase in device cost of equipment sales, excluding purchased leased devices, primarily due to a higher average cost per device sold, primarily due to an increase in the high-end device mix, partially offset by an 8% decrease in the number of devices sold, excluding purchased lease devices; partially offset by

•	Lower warranty costs.

Selling, general and administrative expenses increased $278 million, or 9%, primarily from:

•	Higher commissions including an $81 million increase in amortization expense related to commission costs that were capitalized beginning upon the adoption of ASC 606 on January 1, 2018;

•	Merger-related costs of $113 million versus zero in Q1 2018; and

•	Higher costs related to outsourced functions, managed services and employee-related costs; partially offset by

•	Lower promotional and advertising costs.

Depreciation and amortization increased $25 million, or 2%, primarily from:

•	The continued deployment of low band spectrum, including 600 MHz, and laying the groundwork for 5G; partially offset by

•	Lower depreciation expense related to our JUMP! On Demand program resulting from a lower total number of devices under lease.

Operating income, the components of which are discussed above, increased $194 million, or 15%, for the three months ended March 31, 2019 primarily due to higher Service revenues, partially offset by higher Selling, general and administrative expenses. Operating income included the following:

•	Merger-related costs of $113 million;

•	The negative impact from hurricanes of $36 million for the three months ended March 31, 2018. The impact from hurricanes is not material in the three months ended March 31, 2019; and

•	The net positive impact of the new lease standard of approximately $49 million.

Interest expense decreased $72 million, or 29%, primarily from:

•	The redemption in April 2018 of aggregate principal amount of $2.4 billion Senior Notes, with various interest rates and maturity dates; and

•	Higher capitalized interest costs of $32 million, primarily due to the build out of our network to utilize our 600 MHz spectrum licenses.

Interest expense to affiliates decreased $57 million, or 34%, primarily from:

•	Higher capitalized interest costs of $43 million, primarily due to the build out of our network to utilize our 600 MHz spectrum licenses; and

•	Lower interest rates achieved through refinancing a total of $2.5 billion of Senior Reset Notes in April 2018.

Other income (expense), net decreased $3 million, or 30%. Other income (expense), net for the three months ended March 31, 2018 included the following:

•	A $25 million bargain purchase gain as part of our purchase price allocation related to the IWS acquisition and a $15 million gain on our previously held equity interest in IWS; partially offset by

•	A $32 million loss on early redemption of $1.0 billion of 6.125% Senior Notes due 2022 in January 2018.

Income tax expense increased $85 million, or 40%, primarily from higher income before taxes.

Net income, the components of which are discussed above, increased $237 million, or 35%, primarily due to higher Operating income and lower interest expense and interest expense to affiliates, partially offset by higher Income tax expense. Net income included the following:

•	Merger-related costs of $93 million, net of tax; partially offset by

•	No significant impact from hurricanes for the three months ended March 31, 2019, compared to a negative impact from hurricanes of $23 million net of tax for three months ended March 31, 2018.

Guarantor Subsidiaries

The financial condition and results of operations of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to our consolidated financial condition. The most significant components of the financial condition of our Non-Guarantor Subsidiaries were as follows:

	March 31, 2019	December 31, 2018	Change
(in millions)			$	%
Other current assets	$659	$645	$14	2%
Property and equipment, net	309	297	12	4%
Goodwill	218	218	—	NM
Tower obligations	2,168	2,173	(5)	—%
Total stockholders' deficit	(1,233)	(1,142)	(91)	8%
NM - Not Meaningful

The most significant components of the results of operations of our Non-Guarantor Subsidiaries were as follows:

	Three Months Ended March 31,		Change
(in millions)	2019	2018	$	%
Service revenues	$732	$540	$192	36%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	272	236	36	15%
Selling, general and administrative	275	236	39	17%
Total comprehensive income	127	34	93	274%

The change to the results of operations of our Non-Guarantor Subsidiaries for the three months ended March 31, 2019 was primarily from:

•
Higher Service revenues, primarily due to an increase in activity of the non-guarantor subsidiary that provides device insurance, primarily driven by a net increase in average revenue as well as growth in our customer base related to a device protection product that launched at the end of August 2018 and sales of the new product; partially offset by

•
Higher Cost of equipment sales, exclusive of depreciation and amortization shown separately below, primarily due to higher cost devices used for device insurance claims fulfillment, partially offset by an increase in device liquidations and a decrease in device non-return fees charged to customers; and

•
Higher Selling, general and administrative expenses, primarily due to an increase in billing services fees due to an increase in rate during the fourth quarter of 2018 and an increase in program expenses.

All other results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. See Note 13 – Guarantor Financial Information of the Notes to the Condensed Consolidated Financial Statements.

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

Total Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Branded customers generally include customers that are qualified either for postpaid service utilizing phones, DIGITS or connected devices which includes tablets, wearables and SyncUp DRIVE, where they generally pay after receiving service, or prepaid service, where they generally pay in advance. Our branded prepaid customers include customers of T-Mobile and Metro by T-Mobile. Wholesale customers include Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers that operate on our network but are managed by wholesale partners.

The following table sets forth the number of ending customers:

	March 31, 2019	March 31, 2018	Change
(in thousands)			#	%
Customers, end of period
Branded postpaid phone customers	37,880	34,744	3,136	9%
Branded postpaid other customers	5,658	4,321	1,337	31%
Total branded postpaid customers	43,538	39,065	4,473	11%
Branded prepaid customers	21,206	20,876	330	2%
Total branded customers	64,744	59,941	4,803	8%
Wholesale customers	16,557	14,099	2,458	17%
Total customers, end of period	81,301	74,040	7,261	10%

Branded Customers

Total branded customers increased 4,803,000, or 8%, primarily from:

•
Higher branded postpaid phone customers driven by the growing success of new customer segments and rate plans such as T-Mobile ONE Unlimited 55+, T-Mobile ONE Military, T-Mobile for Business and T-Mobile Essentials and continued growth in existing and Greenfield markets, along with record-low churn, partially offset by competitive activity;

•	Higher branded postpaid other customers, primarily due to strength in gross customer additions from wearables; and

•
Higher branded prepaid customers driven by the continued success of our Metro by T-Mobile brand due to promotional activities, rate plan offers, and growth in connected devices, along with lower churn.

Wholesale

Wholesale customers increased 2,458,000, or 17%, primarily due to the continued success of our M2M and MVNO partnerships.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended March 31,		Change
(in thousands)	2019	2018	#	%
Net customer additions
Branded postpaid phone customers	656	617	39	6%
Branded postpaid other customers	363	388	(25)	(6)%
Total branded postpaid customers	1,019	1,005	14	1%
Branded prepaid customers	69	199	(130)	(65)%
Total branded customers	1,088	1,204	(116)	(10)%
Wholesale customers	562	229	333	145%
Total net customer additions	1,650	1,433	217	15%

Branded Customers

Total branded net customer additions decreased 116,000, or 10%, for the three months ended March 31, 2019 primarily from:

•	Lower branded prepaid net customer additions primarily due to continued promotional activities in the marketplace, partially offset by lower churn; and

•	Lower branded postpaid other net customer additions primarily due to higher deactivations from a growing customer base, partially offset by lower churn; partially offset by

•	Higher branded postpaid phone net customer additions primarily due to record-low churn.

Wholesale

Wholesale net customer additions increased 333,000, or 145%, for the three months ended March 31, 2019 primarily due to higher gross additions from the continued success of our M2M and MVNO partnerships.

Customers Per Account

Customers per account is calculated by dividing the number of branded postpaid customers as of the end of the period by the number of branded postpaid accounts as of the end of the period. An account may include branded postpaid phone customers and branded postpaid other customers which includes DIGITS and connected devices such as tablets, wearables and SyncUp DRIVE. We believe branded postpaid customers per account provides management, investors and analysts with useful information to evaluate our branded postpaid customer base.

The following table sets forth the branded postpaid customers per account:

	March 31, 2019	March 31, 2018	Change
			#	%
Branded postpaid customers per account	3.06	2.95	0.11	4%

Branded postpaid customers per account increased 4% primarily from continued growth of new customer segments and rate plans such as T-Mobile ONE Unlimited 55+, T-Mobile ONE Military, T-Mobile for Business and T-Mobile Essentials, promotional activities targeting families and the continued success of connected devices.

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

The following table sets forth the churn:

	Three Months Ended March 31,		Bps Change
	2019	2018
Branded postpaid phone churn	0.88%	1.07%	-19 bps
Branded prepaid churn	3.85%	3.94%	-9 bps

Branded postpaid phone churn decreased 19 basis points for the three months ended March 31, 2019, primarily from increased customer satisfaction and loyalty from ongoing improvements to network quality, industry-leading customer service and the overall value of our offerings.

Branded prepaid churn decreased 9 basis points for the three months ended March 31, 2019, primarily due to the continued success of our Metro by T-Mobile brand due to promotional activities and rate plan offers.

Average Revenue Per User

ARPU represents the average monthly service revenue earned from customers. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue per customer and assist in forecasting our future service revenues generated from our customer base. Branded postpaid phone ARPU excludes Branded postpaid other customers and related revenues which includes DIGITS and connected devices such as tablets, wearables and SyncUp DRIVE.

The following tables illustrate the calculation of our operating measure ARPU and reconciles this measure to the related service revenues:

(in millions, except average number of customers and ARPU)	Three Months Ended March 31,		Change
	2019	2018	$	%
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$5,493	$5,070	$423	8%
Less: Branded postpaid other revenues	(310)	(259)	(51)	20%
Branded postpaid phone service revenues	$5,183	$4,811	$372	8%
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	37,504	34,371	3,133	9%
Branded postpaid phone ARPU	$46.07	$46.66	$(0.59)	(1)%
Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$2,386	$2,402	$(16)	(1)%
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	21,122	20,583	539	3%
Branded prepaid ARPU	$37.65	$38.90	$(1.25)	(3)%

Branded Postpaid Phone ARPU

Branded postpaid phone ARPU decreased $0.59, or 1%, for the three months ended March 31, 2019 primarily due to:

•	A reduction in regulatory program revenues from the continued adoption of tax inclusive plans;

•	A reduction in certain non-recurring charges;

•	The growing success of new customer segments and rate plans such as T-Mobile ONE Unlimited 55+, T-Mobile ONE Military, T-Mobile for Business and T-Mobile Essentials; and

•
The ongoing growth in our Netflix offering, which totaled $0.51 for the three months ended March 31, 2019, and decreased branded postpaid phone ARPU by $0.27 compared to the three months ended March 31, 2018; partially offset by

•	Higher premium services revenue; and

•	A net reduction in promotional activities.

We continue to expect that Branded postpaid phone ARPU in full-year 2019 will be generally stable compared to full-year 2018.

Branded Prepaid ARPU

Branded prepaid ARPU decreased $1.25 or 3% for the three months ended March 31, 2019 primarily due to:

•	Dilution from promotional rate plans; and

•
Growth in our Amazon Prime offering, which impacted prepaid ARPU by $0.32, is included as a benefit to certain Metro by T-Mobile unlimited rate plans for the three months ended March 31, 2019; partially offset by

•	Certain non-recurring charges.

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

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended March 31,		Change
(in millions)	2019	2018	$	%
Net income	$908	$671	$237	35%
Adjustments:
Interest expense	179	251	(72)	(29)%
Interest expense to affiliates	109	166	(57)	(34)%
Interest income	(8)	(6)	(2)	33%
Other (income) expense, net	(7)	(10)	3	(30)%
Income tax expense (benefit)	295	210	85	40%
Operating income	1,476	1,282	194	15%
Depreciation and amortization	1,600	1,575	25	2%
Stock-based compensation (1)	93	96	(3)	(3)%
Merger-related costs	113	—	113	NM
Other, net (2)	2	3	(1)	(33)%
Adjusted EBITDA	$3,284	$2,956	$328	11%
Net income margin (Net income divided by service revenues)	11%	9%		200 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by service revenues)	40%	38%		200 bps

(1)
Stock-based compensation includes payroll tax impacts and may not agree to stock-based compensation expense in the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.

(2)
Other, net may not agree to the Condensed Consolidated Statements of Comprehensive Income primarily due to certain non-routine operating activities, such as other special items that would not be expected to reoccur or are not reflective of T-Mobile’s ongoing operating performance, and are therefore excluded in Adjusted EBITDA.

Adjusted EBITDA increased $328 million, or 11%, for the three months ended March 31, 2019 primarily from:

•	Higher service revenues, as further discussed above;

•	The positive impact of the new lease standard of approximately $49 million; and

•	The negative impact from hurricanes of $36 million for three months ended March 31, 2018. There was no significant impact from hurricanes for the three months ended March 31, 2019; partially offset by

•	Higher Selling, general and administrative expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of long-term debt and common stock, financing leases, the sale of certain receivables, financing arrangements of vendor payables which effectively extend payment terms and secured and unsecured revolving credit facilities with DT. Upon consummation of the Transactions, we will incur substantial third-party indebtedness which will increase our future financial commitments, including aggregate interest payments on higher total indebtedness, and may adversely impact our liquidity. Further, the incurrence of additional indebtedness may inhibit our ability to incur new debt under the terms governing our existing and future indebtedness, which may make it more difficult for us to incur new debt in the future to finance our business strategy.

Cash Flows

The following is a condensed schedule of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change
(in millions)	2019	2018	$	%
Net cash provided by operating activities	$1,392	$770	$622	81%
Net cash used in investing activities	(966)	(462)	(504)	109%
Net cash (used in) provided by financing activities	(190)	1,000	(1,190)	(119)%

Operating Activities

Net cash provided by operating activities increased $622 million, or 81%, primarily from:

•	A $237 million increase in Net income; and

•
A $215 million decrease in net cash outflows from changes in working capital, primarily due to lower use from Accounts payable and accrued liabilities, partially offset by an increase in Inventories, Accounts receivable and Other current and long-term assets.

•
Changes in Operating lease right-of-use assets and Short and long-term operating lease liabilities are now presented in Changes in operating assets and liabilities due to the adoption of the new lease standard. The net impact of changes in these accounts decreased Net cash provided by operating activities by $87 million.

Investing Activities

Net cash used in investing activities increased $504 million, or 109%, to a use of $966 million for the three months ended March 31, 2019. The use of cash for the three months ended March 31, 2019, was primarily from:

•
$1.9 billion in Purchases of property and equipment, including capitalized interest, primarily driven by growth in network build as we continued deployment of low band spectrum, including 600 MHz, and started laying the groundwork for 5G; and

•	$185 million in Purchases of spectrum licenses and other intangible assets, including deposits; partially offset by

•	$1.2 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash (used in) provided by financing activities changed by $1.2 billion, or 119%, to a use of $190 million for the three months ended March 31, 2019. The use of cash for the three months ended March 31, 2019, was primarily from:

•	$100 million for Tax withholdings on share-based awards; and

•	$86 million for Repayments of capital lease obligations.

•	Activity under the revolving credit facility included borrowing and full repayment of $885 million, for a net of $0 impact.

Cash and Cash Equivalents

As of March 31, 2019, our Cash and cash equivalents were $1.4 billion.

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

	Three Months Ended March 31,		Change
(in millions)	2019	2018	$	%
Net cash provided by operating activities	$1,392	$770	$622	81%
Cash purchases of property and equipment	(1,931)	(1,366)	(565)	41%
Proceeds related to beneficial interests in securitization transactions	1,157	1,295	(138)	(11)%
Cash payments for debt prepayment or debt extinguishment costs	—	(31)	31	NM
Free Cash Flow	$618	$668	$(50)	(7)%

Free Cash Flow decreased $50 million, or 7%, primarily from:

•
Higher Cash Purchases of property and equipment, net of capitalized interest of $118 million and $43 million for the three months ended March 31, 2019 and 2018, respectively. The increase in cash purchases of property and equipment was primarily due to growth in network build as we continued deployment of low band spectrum, including 600 MHz, and started laying the groundwork for 5G; and

•	Lower proceeds related to our deferred purchase price from securitization transactions; partially offset by

•	Higher Net cash provided by operating activities.

•	Free Cash Flow includes $34 million in payments for merger-related costs for the three months ended March 31, 2019.

Borrowing Capacity and Debt Financing

As of March 31, 2019, our total debt was $25.8 billion, excluding our tower obligations, of which $24.9 billion was classified as long-term debt.

In March 2019, we delivered a notice of redemption on $600 million aggregate principal amount of our 9.332% Senior Reset Notes due 2023 held by DT, our majority stockholder. The notes will be redeemed effective April 28, 2019, at a redemption price equal to 104.666% of the principal amount of the notes (plus accrued and unpaid interest thereon), payable on April 29, 2019. The redemption premium is $28 million. The outstanding principal amount was reclassified from Long-term debt to affiliates to Short-term debt to affiliates in our Condensed Consolidated Balance Sheets as of March 31, 2019.

We maintain a $2.5 billion revolving credit facility with DT which is comprised of a $1.0 billion unsecured revolving credit agreement and a $1.5 billion secured revolving credit agreement, with a maturity date of December 29, 2021. As of March 31, 2019 and December 31, 2018, there were no outstanding borrowings under the revolving credit facility.

We maintain a handset financing arrangement with Deutsche Bank AG (“Deutsche Bank”), which allows for up to $108 million in borrowings. Under the handset financing arrangement, we can effectively extend payment terms for invoices payable to certain handset vendors. As of March 31, 2019 and December 31, 2018, there was no outstanding balance.

We maintain vendor financing arrangements with our primary network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. As of March 31, 2019, there was $250 million in outstanding borrowings under the vendor financing agreements. As of December 31, 2018, there was no outstanding balance.

Consents on Debt

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a financing matters agreement, dated as of April 29, 2018, pursuant to which DT agreed, among other things, to consent to the incurrence by
T-Mobile USA of secured debt in connection with and after the consummation of the Merger. If the Merger is consummated, we will make payments for requisite consents to DT. There was no payment accrued as of March 31, 2019.

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement dated as of May 14, 2018, we obtained consents necessary to effect certain amendments to certain existing debt of us and our subsidiaries. If the Merger is consummated, we will make payments for requisite consents to third-party note holders. There was no payment accrued as of March 31, 2019.

See Note 3 - Business Combinations for further information.

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

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of March 31, 2019.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain partners, which provide us with the ability to enter into financing leases for network equipment and services. As of March 31, 2019, we have committed to $3.1 billion of financing leases under these financing lease facilities, of which $91 million was executed during the three months ended March 31, 2019. We expect to enter into up to an additional $809 million in financing lease commitments during 2019.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure. Property and equipment capital expenditures primarily relate to our network transformation, including the build-out of our network to utilize our 600 MHz spectrum licenses. We expect cash purchases of property and equipment, excluding capitalized interest of approximately $400 million, to be $5.4 to $5.7 billion and cash purchases of property and equipment, including capitalized interest, to be $5.8 to $6.1 billion in 2019. This includes expenditures for the continued deployment of 600 MHz and laying the groundwork for 5G deployment. This does not include property and equipment obtained through financing lease agreements, leased wireless devices transferred from inventory or any additional purchases of spectrum licenses.

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

Dividends

We have never paid or declared any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Our credit facilities and the indentures and supplemental indentures governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, restrict our ability to declare or pay dividends on our common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended March 31, 2019, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with DT. We have relied upon DT for information regarding their activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended March 31, 2019, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to Telecommunication Company of Iran and to three customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Bank Sepah, and Europäisch-Iranische Handelsbank. These services have been terminated or are in the process of being terminated. For the three months ended March 31, 2019, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries, operating a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended March 31, 2019 were less than $0.1 million. We understand that DT intends to continue these activities.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of March 31, 2019, we derecognized net receivables of $2.5 billion upon sale through these arrangements. See Note 5 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Except as described below, there have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Leases

We adopted the new lease standard on January 1, 2019 and recognized right-of-use assets and lease liabilities for operating leases that have not previously been recorded.

Significant Judgments:

The most significant judgments and impacts upon adoption of the standard include the following:

•
In evaluating contracts to determine if they qualify as a lease, we consider factors such as if we have obtained or transferred substantially all of the rights to the underlying asset through exclusivity, if we can or if we have transferred the ability to direct the use of the asset by making decisions about how and for what purpose the asset will be used and if the lessor has substantive substitution rights.

•
We recognized right-of-use assets and operating lease liabilities for operating leases that have not previously been recorded. The lease liability for operating leases is based on the net present value of future minimum lease payments. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as prepaid rent and deferred rent which we remeasured at adoption due to the application of hindsight to our lease term estimates. Deferred and prepaid rent will no longer be presented separately.

•
Capital lease assets previously included within Property and equipment, net were reclassified to financing lease right-of-use assets and capital lease liabilities previously included in Short-term debt and Long-term debt were reclassified to financing lease liabilities in our Condensed Consolidated Balance Sheet.

•
Certain line items in the Condensed Consolidated Statements of Cash Flows and the “Supplementary disclosure of cash flow information” have been renamed to align with the new terminology presented in the new standard; “Repayment of capital lease obligations” is now presenting as “Repayments of financing lease obligations” and “Assets acquired under capital lease obligations” is now presenting as “Financing lease right-of-use assets obtained in exchange for lease obligations.” In the “Operating Activities” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease right-of-use assets” and “Short and long-term operating lease liabilities” which represent the change in the operating lease asset and liability, respectively. Additionally, in the “Supplemental disclosure of cash flow information” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease payments,” and in the “Noncash investing and financing activities” section we have added “Operating lease right-of-use assets obtained in exchange for lease obligations.”

•
In determining the discount rate used to measure the right-of-use asset and lease liability, we use rates implicit in the lease, or if not readily available, we use our incremental borrowing rate. Our incremental borrowing rate is based on an estimated secured rate comprised of a risk-free LIBOR rate plus a credit spread as secured by our assets.

•
Certain of our lease agreements include rental payments based on changes in the consumer price index (CPI). Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and are excluded from the measurement of the right-of-use asset and lease liability. These payments are recognized in the period in which the related obligation was incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

•
We elected the use of hindsight whereby we applied current lease term assumptions that are applied to new leases in determining the expected lease term period for all cell sites. Upon adoption of the new standard and application of hindsight our expected lease term has shortened to reflect payments due for the initial non-cancelable lease term only. This assessment corresponds to our lease term assessment for new leases and aligns with the payments that have been disclosed as lease commitments in prior years. As a result, the average remaining lease term for cell sites has decreased from approximately nine to five years based on lease contracts in effect at transition on January 1, 2019. The aggregate impact of using the hindsight is an estimated decrease in Total operating expense of $240 million in fiscal year 2019.

•
We were also required to reassess the previously failed sale-leasebacks of certain T-Mobile-owned wireless communication tower sites and determine whether the transfer of the assets to the tower operator under the arrangement met the transfer of control criteria in the revenue standard and whether a sale should be recognized.

•
We concluded that a sale has not occurred for the 6,200 tower sites transferred to CCI pursuant to a master prepaid lease arrangement; therefore, these sites will continue to be accounted for as failed sale-leasebacks.

•
We concluded that a sale should be recognized for the 900 tower sites transferred to CCI pursuant to the sale of a subsidiary and the 500 tower sites transferred to PTI. Upon adoption on January 1, 2019 we derecognized our existing long-term financial obligation and the tower-related property and equipment associated with these 1,400 previously failed sale-leaseback tower sites and recognized a lease liability and right-of-use asset for the leaseback of the tower sites. The estimated impacts from the change in accounting conclusion are primarily a decrease in Other revenues of $44 million and a decrease in Interest expense of $34 million.

•
Rental revenues and expenses associated with co-location tower sites are presented on a net basis under the new lease standard. These revenues and expenses were presented on a gross basis under the former lease standard.

See Note 1 - Summary of Significant Accounting Policies and Note 10 - Leases of the Notes to the Condensed Consolidated Financial Statements for further information.

Accounting Pronouncements Not Yet Adopted

See Note 1 – Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for information regarding recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we adopted the new lease standard. As a result of our adoption of the new lease standard, we have implemented significant new lease accounting systems, processes and internal controls over lease accounting to assist us in the application of the new lease standard. There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.1	Fourth Amended and Restated Master Receivables Purchase Agreement, dated as of February 26, 2019, among T-Mobile Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, MUFG Bank (Europe) N.V., Germany Branch, as bank collection agent, T-Mobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc. and T-Mobile USA, Inc., as performance guarantors.	8-K	03/04/2019	10.1
10.2*	Second Amendment, dated as of March 25, 2019, to Amended and Restated Employment Agreement, dated as of December 20, 2017, between T-Mobile US, Inc. and J. Braxton Carter.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

April 25, 2019	/s/ J. Braxton Carter
J. Braxton Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)