Form 10-Q
period 2019-06-30
T-Mobile US, Inc.
filed 2019-07-26
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission File Number: 1-33409
T-MOBILE US, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0836269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12920 SE 38th Street
Bellevue, Washington
(Address of principal executive offices)
98006-1350
(Zip Code)

(425)	378-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	TMUS	The NASDAQ Stock Market LLC

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 22, 2019
Common Stock, par value $0.00001 per share	854,457,048

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$1,105	$1,203
Accounts receivable, net of allowances of $61 and $67	1,817	1,769
Equipment installment plan receivables, net	2,446	2,538
Accounts receivable from affiliates	18	11
Inventory	998	1,084
Other current assets	1,730	1,676
Total current assets	8,114	8,281
Property and equipment, net	21,847	23,359
Operating lease right-of-use assets	10,439	—
Financing lease right-of-use assets	2,589	—
Goodwill	1,901	1,901
Spectrum licenses	36,430	35,559
Other intangible assets, net	157	198
Equipment installment plan receivables due after one year, net	1,604	1,547
Other assets	1,707	1,623
Total assets	$84,788	$72,468
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$7,260	$7,741
Payables to affiliates	198	200
Short-term debt	300	841
Deferred revenue	620	698
Short-term operating lease liabilities	2,268	—
Short-term financing lease liabilities	963	—
Other current liabilities	1,564	787
Total current liabilities	13,173	10,267
Long-term debt	10,954	12,124
Long-term debt to affiliates	13,985	14,582
Tower obligations	2,247	2,557
Deferred tax liabilities	5,090	4,472
Operating lease liabilities	10,145	—
Financing lease liabilities	1,314	—
Deferred rent expense	—	2,781
Other long-term liabilities	913	967
Total long-term liabilities	44,648	37,483
Commitments and contingencies (Note 12)
Stockholders' equity
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 855,970,789 and 851,675,119 shares issued, 854,452,642 and 850,180,317 shares outstanding	—	—
Additional paid-in capital	38,242	38,010
Treasury stock, at cost, 1,518,147 and 1,494,802 shares issued	(8)	(6)
Accumulated other comprehensive loss	(813)	(332)
Accumulated deficit	(10,454)	(12,954)
Total stockholders' equity	26,967	24,718
Total liabilities and stockholders' equity	$84,788	$72,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2019	2018	2019	2018
Revenues
Branded postpaid revenues	$5,613	$5,164	$11,106	$10,234
Branded prepaid revenues	2,379	2,402	4,765	4,804
Wholesale revenues	313	275	617	541
Roaming and other service revenues	121	90	215	158
Total service revenues	8,426	7,931	16,703	15,737
Equipment revenues	2,263	2,325	4,779	4,678
Other revenues	290	315	577	611
Total revenues	10,979	10,571	22,059	21,026
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,649	1,530	3,195	3,119
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	2,661	2,772	5,677	5,617
Selling, general and administrative	3,543	3,185	6,985	6,349
Depreciation and amortization	1,585	1,634	3,185	3,209
Total operating expense	9,438	9,121	19,042	18,294
Operating income	1,541	1,450	3,017	2,732
Other income (expense)
Interest expense	(182)	(196)	(361)	(447)
Interest expense to affiliates	(101)	(128)	(210)	(294)
Interest income	4	6	12	12
Other expense, net	(22)	(64)	(15)	(54)
Total other expense, net	(301)	(382)	(574)	(783)
Income before income taxes	1,240	1,068	2,443	1,949
Income tax expense	(301)	(286)	(596)	(496)
Net income	$939	$782	$1,847	$1,453

Net income	$939	$782	$1,847	$1,453
Other comprehensive loss, net of tax
Unrealized gain on available-for-sale securities, net of tax effect of $0, $1, $0 and $0	—	3	—	—
Unrealized loss on cash flow hedges, net of tax effect of $(102), $0, $(168), and $0	(292)	—	(481)	—
Other comprehensive (loss) income	(292)	3	(481)	—
Total comprehensive income	$647	$785	$1,366	$1,453
Earnings per share
Basic	$1.10	$0.92	$2.16	$1.71
Diluted	$1.09	$0.92	$2.14	$1.69
Weighted average shares outstanding
Basic	854,368,443	847,660,488	852,796,369	851,420,686
Diluted	860,135,593	852,040,670	860,890,870	858,728,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Operating activities
Net income	$939	$782	$1,847	$1,453
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,585	1,634	3,185	3,209
Stock-based compensation expense	130	112	240	209
Deferred income tax expense	267	272	555	478
Bad debt expense	71	75	144	129
Losses from sales of receivables	28	27	63	79
Deferred rent expense	—	7	—	11
Losses on redemption of debt	19	90	19	122
Changes in operating assets and liabilities
Accounts receivable	(805)	(1,136)	(1,948)	(2,009)
Equipment installment plan receivables	(150)	(286)	(400)	(508)
Inventories	162	125	(103)	158
Operating lease right-of-use assets	469	—	904	—
Other current and long-term assets	(83)	(248)	(170)	(116)
Accounts payable and accrued liabilities	43	(79)	56	(1,107)
Short and long-term operating lease liabilities	(521)	—	(1,043)	—
Other current and long-term liabilities	(27)	(105)	94	(60)
Other, net	20	(9)	96	(17)
Net cash provided by operating activities	2,147	1,261	3,539	2,031
Investing activities
Purchases of property and equipment, including capitalized interest of $125 and $102 and $243 and $145	(1,789)	(1,629)	(3,720)	(2,995)
Purchases of spectrum licenses and other intangible assets, including deposits	(665)	(28)	(850)	(79)
Proceeds related to beneficial interests in securitization transactions	839	1,323	1,996	2,618
Acquisition of companies, net of cash acquired	—	(5)	—	(338)
Other, net	—	33	(7)	26
Net cash used in investing activities	(1,615)	(306)	(2,581)	(768)
Financing activities
Proceeds from issuance of long-term debt	—	—	—	2,494
Payments of consent fees related to long-term debt	—	(38)	—	(38)
Proceeds from borrowing on revolving credit facility	880	2,070	1,765	4,240
Repayments of revolving credit facility	(880)	(2,195)	(1,765)	(3,920)
Repayments of financing lease obligations	(229)	(155)	(315)	(327)
Repayments of long-term debt	(600)	(2,350)	(600)	(3,349)
Repurchases of common stock	—	(405)	—	(1,071)
Tax withholdings on share-based awards	(4)	(10)	(104)	(84)
Cash payments for debt prepayment or debt extinguishment costs	(28)	(181)	(28)	(212)
Other, net	(5)	(3)	(9)	—
Net cash used in financing activities	(866)	(3,267)	(1,056)	(2,267)
Change in cash and cash equivalents	(334)	(2,312)	(98)	(1,004)
Cash and cash equivalents
Beginning of period	1,439	2,527	1,203	1,219
End of period	$1,105	$215	$1,105	$215
Supplemental disclosure of cash flow information
Interest payments, net of amounts capitalized	$245	$559	$585	$937
Operating lease payments (1)	703	—	1,391	—
Income tax payments	40	10	72	11
Noncash investing and financing activities
Noncash beneficial interest obtained in exchange for securitized receivables	$1,616	$1,205	$3,128	$2,333
Changes in accounts payable for purchases of property and equipment	(113)	(386)	(446)	(750)
Leased devices transferred from inventory to property and equipment	167	280	314	584
Returned leased devices transferred from property and equipment to inventory	(67)	(90)	(124)	(172)
Short-term debt assumed for financing of property and equipment	50	54	300	291
Operating lease right-of-use assets obtained in exchange for lease obligations	1,400	—	2,094	—
Financing lease right-of-use assets obtained in exchange for lease obligations	368	176	548	318
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

Index for Notes to the Condensed Consolidated Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2019	854,380,118	$(5)	$38,100	$(521)	$(11,393)	$26,181
Net income	—	—	—	—	939	939
Other comprehensive loss	—	—	—	(292)	—	(292)
Stock-based compensation	—	—	143	—	—	143
Exercise of stock options	19,261	—	—	—	—	—
Stock issued for employee stock purchase plan	(36,710)	—	—	—	—	—
Issuance of vested restricted stock units	206,143	—	—	—	—	—
Forfeiture of restricted stock awards	(20,769)	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(56,041)	—	(4)	—	—	(4)
Repurchases of common stock	—	—	—	—	—	—
Transfer RSU to NQDC plan	(39,360)	(3)	3	—	—	—
Balance as of June 30, 2019	854,452,642	$(8)	$38,242	$(813)	$(10,454)	$26,967

Balance as of December 31, 2018	850,180,317	$(6)	$38,010	$(332)	$(12,954)	$24,718
Net income	—	—	—	—	1,847	1,847
Other comprehensive loss	—	—	—	(481)	—	(481)
Stock-based compensation	—	—	264	—	—	264
Exercise of stock options	51,135	—	1	—	—	1
Stock issued for employee stock purchase plan	1,135,801	—	69	—	—	69
Issuance of vested restricted stock units	4,550,115	—	—	—	—	—
Forfeiture of restricted stock awards	(20,769)	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,420,662)	—	(104)	—	—	(104)
Repurchases of common stock	—	—	—	—	—	—
Transfer RSU from NQDC plan	(23,295)	(2)	2	—	—	—
Prior year retained earnings	—	—	—	—	653	653
Balance as of June 30, 2019	854,452,642	$(8)	$38,242	$(813)	$(10,454)	$26,967

The accompanying notes are an integral part of these condensed consolidated financial statements

Index for Notes to the Condensed Consolidated Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2018	853,066,229	$(7)	$38,057	$5	$(15,179)	$22,876
Net income	—	—	—	—	782	782
Other comprehensive income	—	—	—	3	—	3
Stock-based compensation	—	—	126	—	—	126
Exercise of stock options	59,106	—	1	—	—	1
Stock issued for employee stock purchase plan	(17)	—	—	—	—	—
Issuance of vested restricted stock units	508,554	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(167,907)	—	(10)	—	—	(10)
Repurchases of common stock	(6,240,219)	—	(388)	—	—	(388)
Transfer RSU to NQDC plan	—	—	—	—	—	—
Prior year retained earnings	—	—	—	(8)	8	—
Balance as of June 30, 2018	847,225,746	$(7)	$37,786	$—	$(14,389)	$23,390

Balance as of December 31, 2017	859,406,651	$(4)	$38,629	$8	$(16,074)	$22,559
Net income	—	—	—	—	1,453	1,453
Stock-based compensation	—	—	234	—	—	234
Exercise of stock options	137,541	—	3	—	—	3
Stock issued for employee stock purchase plan	1,069,495	—	55	—	—	55
Issuance of vested restricted stock units	4,455,559	—	—	—	—	—
Issuance of restricted stock awards	354,459	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,403,806)	—	(84)	—	—	(84)
Repurchases of common stock	(16,738,758)	—	(1,054)	—	—	(1,054)
Transfer RSU from NQDC plan	(55,395)	(3)	3	—	—	—
Prior year retained earnings	—	—	—	(8)	232	224
Balance as of June 30, 2018	847,225,746	$(7)	$37,786	$—	$(14,389)	$23,390

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

The condensed consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, as well as variable interest entities (“VIE”) where we are deemed to be the primary beneficiary and VIEs which cannot be deconsolidated, such as those related to Tower obligations (Tower obligations are included in VIEs related to the 2012 Tower Transaction. See Note 8 - Tower Obligations for further information). Intercompany transactions and balances have been eliminated in consolidation.

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

•
Certain line items in the Condensed Consolidated Statements of Cash Flows and the “Supplementary disclosure of cash flow information” have been renamed to align with the new terminology presented in the new lease standard; “Repayment of capital lease obligations” is now presenting as “Repayments of financing lease obligations” and “Assets acquired under capital lease obligations” is now presenting as “Financing lease right-of-use assets obtained in exchange for lease obligations.” In the “Operating Activities” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease right-of-use assets” and “Short and long-term operating lease liabilities” which represent the change in the operating lease asset and liability, respectively. Additionally, in the “Supplemental disclosure of cash flow information” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease payments,” and in the “Noncash investing and financing activities” section we have added “Operating lease right-of-use assets obtained in exchange for lease obligations.”

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

•
We elected the use of hindsight whereby we applied current lease term assumptions that are applied to new leases in determining the expected lease term period for all cell sites. Upon adoption of the new lease standard and application of hindsight, our expected lease term has shortened to reflect payments due for the initial non-cancelable lease term only. This assessment corresponds to our lease term assessment for new leases and aligns with the payments that have been disclosed as lease commitments in prior years. As a result, the average remaining lease term for cell sites has decreased from approximately nine to five years based on lease contracts in effect at transition on January 1, 2019. The aggregate impact of using the hindsight is an estimated decrease in Total operating expense of $240 million in fiscal year 2019.

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

•
We concluded that a sale should be recognized for the 900 tower sites transferred to CCI pursuant to the sale of a subsidiary and for the 500 tower sites transferred to Phoenix Tower International (“PTI”). Upon adoption on January 1, 2019, we derecognized our existing long-term financial obligation and the tower-related property and equipment associated with these 1,400 previously failed sale-leaseback tower sites and recognized a lease liability and right-of-use asset for the leaseback of the tower sites. The estimated impacts from the change in accounting conclusion are primarily a decrease in Other revenues of $44 million and a decrease in Interest expense of $34 million in fiscal year 2019.

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

At operating lease inception, leased wireless devices are transferred from Inventory to Property and equipment, net. Leased wireless devices are depreciated to their estimated residual value over the period expected to provide utility to us, which is generally shorter than the lease term and considers expected losses. Returned devices transferred from Property and equipment, net, are recorded as Inventory and are valued at the lower of cost or market with any write-down to market recognized as Cost of equipment sales in our Consolidated Statements of Comprehensive Income.

We do not have any leasing transactions with related parties. See Note 11 - Leases for further information.

We have implemented significant new lease accounting systems, processes and internal controls over lease accounting to assist us in the application of the new lease standard.

Index for Notes to the Condensed Consolidated Financial Statements

Accounting Pronouncements Not Yet Adopted

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and has since modified the standard with several ASUs (collectively, the “new credit loss standard”). The new credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. The new credit loss standard will become effective for us beginning January 1, 2020, and will require a cumulative-effect adjustment to Accumulated deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). We are in the process of developing an expected credit loss model, identifying forward-looking loss indicators and assessing the impact on our receivables portfolio. We will adopt the new credit loss standard on January 1, 2020.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard will become effective for us beginning January 1, 2020, and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact this guidance will have on our Consolidated Financial Statements. We will adopt the standard on January 1, 2020.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not have, or are not expected to have, a significant impact on our present or future Consolidated Financial Statements.

Note 2 - Significant Transactions

Business Combinations

Proposed Sprint Transaction

On April 29, 2018, we entered into a Business Combination Agreement (as amended, the “Business Combination Agreement”) to merge with Sprint Corporation (“Sprint”). See Note 3 - Business Combinations for further information.

Sales of Certain Receivables

In February 2019, the service receivable sale arrangement was amended to extend the scheduled expiration date, as well as extend certain third-party credit support under the arrangement, to March 2021. See Note 5 – Sales of Certain Receivables for further information.

Note Redemption

Effective April 28, 2019, we redeemed $600 million aggregate principal amount of our 9.332% Senior Reset Notes due 2023 (the “DT Senior Reset Notes”) held by Deutsche Telekom AG (“DT”), our majority stockholder. The notes were redeemed at a redemption price equal to 104.666% of the principal amount of the notes (plus accrued and unpaid interest thereon) and were paid on April 29, 2019. The redemption premium was $28 million and was included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income and in Cash payments for debt prepayment or debt extinguishment costs in our Condensed Consolidated Statements of Cash Flows.

Certain components of the reset features were required to be bifurcated from the DT Senior Reset Notes and were separately accounted for as embedded derivatives. The write-off of embedded derivatives upon redemption resulted in a gain of $11 million which was included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income. See Note 7 - Fair Value Measurements for further information.

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

In connection with the entry into the Business Combination Agreement, T-Mobile USA, Inc. (“T-Mobile USA”) entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018, the “Commitment Letter”). The funding of the debt facilities provided for in the Commitment Letter is subject to the satisfaction of the conditions set forth therein, including consummation of the Merger. The proceeds of the debt financing provided for in the Commitment Letter will be used to refinance certain existing debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing working capital needs of the combined company. In connection with the financing provided for in the Commitment Letter, we expect to incur certain fees if the Merger is consummated. There were no fees accrued as of June 30, 2019. We also may be required to draw down on the $7 billion secured term loan facility prior to closing of the Merger and, if so, will be required to place the proceeds in escrow and pay interest thereon until the Merger closes.

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a financing matters agreement, dated as of April 29, 2018, pursuant to which DT agreed, among other things, to consent to the incurrence by T-Mobile USA of secured debt in connection with and after the consummation of the Merger. If the Merger is consummated, we will make payments for requisite consents to DT. There were no consent payments accrued as of June 30, 2019.

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement dated as of May 14, 2018, we obtained consents necessary to effect certain amendments to certain existing debt of us and our subsidiaries. If the Merger is consummated, we will make payments for requisite consents to third-party note holders. There were no consent payments accrued as of June 30, 2019.

Under the terms of the Business Combination Agreement, Sprint may be required to reimburse us for 33% of the upfront consent and related bank fees we paid, or $14 million, if the Business Combination Agreement is terminated. There were no reimbursements accrued as of June 30, 2019. On May 18, 2018, Sprint also obtained consents necessary to effect certain amendments to certain existing debt of Sprint and its subsidiaries. Under the terms of the Business Combination Agreement, we may also be required to reimburse Sprint for 67% of the upfront consent and related bank fees it paid, or $162 million, if the Business Combination Agreement is terminated. There were no fees accrued as of June 30, 2019.

We recognized merger-related costs of $222 million and $41 million for the three months ended June 30, 2019 and 2018, respectively, and $335 million and $41 million for the six months ended June 30, 2019 and 2018, respectively. These costs generally included consulting and legal fees and were recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income.

The consummation of the Transactions remains subject to regulatory approvals and certain other customary closing conditions. We expect to receive final federal regulatory approval in the third quarter of 2019 and currently anticipate that the Transactions will be permitted to close in the second half of the year. The Business Combination Agreement contains certain termination rights for both Sprint and us. If we terminate the Business Combination Agreement in connection with a failure to satisfy the closing condition related to specified minimum credit ratings for the combined company on the closing date of the Merger (after giving effect to the Merger) from at least two of the three credit rating agencies, then in certain circumstances, we may be required to pay Sprint an amount equal to $600 million.

Index for Notes to the Condensed Consolidated Financial Statements

On June 18, 2018, we filed the Public Interest Statement and applications for approval of the Merger with the Federal Communications Commission (“FCC”). On July 18, 2018, the FCC issued a Public Notice formally accepting our applications and establishing a period for public comment. On May 20, 2019, to facilitate the FCC’s review and approval of the FCC license transfers associated with the proposed Merger, we and Sprint filed with the FCC a written ex parte presentation (the “Presentation”) relating to the proposed Merger. The Presentation included proposed commitments from us and Sprint. Following the Presentation, we received statements of support for the Merger by the FCC Chairman Ajit Pai and Commissioners Carr and O’Rielly. Formal action on the Merger by the FCC remains pending.

On June 11, 2019, the attorneys general of nine states and the District of Columbia filed a lawsuit against us, DT, Sprint, and Softbank Group Corp. in the U.S. District Court for the Southern District of New York. On June 25, 2019, the plaintiffs filed an amended complaint including as plaintiffs four additional state attorneys general. Plaintiffs’ amended complaint alleges that the Merger, if consummated, would violate Section 7 of the Clayton Act and should be enjoined. We and the other defendants answered plaintiffs’ amended complaint on July 9, 2019, and discovery is ongoing. We believe the plaintiffs’ claims are without merit, and we intend to defend the lawsuit vigorously.

On July 26, 2019, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sprint and DISH Network Corporation (“DISH”). We and Sprint are collectively referred to as the “Sellers.” Pursuant to the Asset Purchase Agreement, upon the terms and subject to the conditions thereof, following the consummation of the Merger, DISH will acquire Sprint’s prepaid wireless business, currently operated under the Boost Mobile, Virgin Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Telecommunications Company and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets (the “Prepaid Business”), and will assume certain related liabilities (the “Prepaid Transaction”). DISH will pay the Sellers $1.4 billion for the Prepaid Business, subject to a working capital adjustment. The consummation of the Prepaid Transaction is subject to the consummation of the Merger and other customary closing conditions.

At the closing of the Prepaid Transaction, the Sellers and DISH will enter into (i) a License Purchase Agreement pursuant to which (a) the Sellers will sell certain 800 MHz spectrum licenses held by Sprint to DISH for a total of approximately $3.6 billion in a transaction to be completed, subject to certain additional closing conditions, following an application for FCC approval to be filed three years following the closing of the Merger and (b) the Sellers will have the option to lease back from DISH, as needed, a portion of the spectrum sold for an additional two years following the closing of the spectrum sale transaction, (ii) a Transition Services Agreement providing for the Sellers’ provision of transition services to DISH in connection with the Prepaid Business for a period of up to three years following the closing of the Prepaid Transaction, (iii) a Master Network Services Agreement providing for the Sellers’ provision of network services to customers of the Prepaid Business for a period of up to seven years following the closing of the Prepaid Transaction, and (iv) an Option to Acquire Tower and Retail Assets offering DISH the option to acquire certain decommissioned towers and retail locations from the Sellers, subject to obtaining all necessary third-party consents, for a period of up to five years following the closing of the Prepaid Transaction.

On July 26, 2019, in connection with the entry into the Asset Purchase Agreement, we and the other parties to the Business Combination Agreement entered into Amendment No. 1 (the “Amendment”) to the Business Combination Agreement. The Amendment extends the Outside Date (as defined in the Business Combination Agreement) to November 1, 2019, or, if the Marketing Period (as defined in the Business Combination Agreement) has started and is in effect at such date, then January 2, 2020. The Amendment also provides that the closing of the Merger will occur on the first business day of the first month (other than the third month of any calendar quarter) where such first business day is at least three business days following the satisfaction or waiver of all of the conditions to the closing of the Merger, or, if the Marketing Period has not ended at the time of such satisfaction or waiver, the closing shall occur on the earlier of (a) any date during or after the Marketing Period specified by T-Mobile (subject to the consent of Sprint to the extent such date falls after the Outside Date) or (b) the first business day of the first month (other than the third month of any calendar quarter) where such first business day is at least three business days following the final day of the Marketing Period. The Amendment also modifies the Business Combination Agreement so as to limit the actions the parties may be required to undertake or agree to in order to obtain any remaining governmental consents or avoid an action or proceeding by any governmental entity in connection with the Transactions, recognizing the substantial undertakings already agreed to by the parties, including the transactions contemplated by the Asset Purchase Agreement.

On July 26, 2019, the U.S. Department of Justice (the “DOJ”) filed a complaint and a proposed final judgment (the “Proposed Consent Decree”) agreed to by us, DT, Sprint, SoftBank and DISH with the U.S. District Court for the District of Columbia. The Proposed Consent Decree would fully resolve DOJ’s investigation into the Merger and would require the parties to, among other things, carry out the divestitures to be made pursuant to the Asset Purchase Agreement described above upon closing of the Merger. The Proposed Consent Decree is subject to judicial approval.

Index for Notes to the Condensed Consolidated Financial Statements

The consummation of the Merger remains subject to regulatory approvals and certain other customary closing conditions. We expect to receive final federal regulatory approval in the third quarter of 2019 and currently anticipate that the Merger will be permitted to close in the second half of the year.

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

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	June 30, 2019	December 31, 2018
EIP receivables, gross	$4,490	$4,534
Unamortized imputed discount	(335)	(330)
EIP receivables, net of unamortized imputed discount	4,155	4,204
Allowance for credit losses	(105)	(119)
EIP receivables, net	$4,050	$4,085
Classified on the balance sheet as:
Equipment installment plan receivables, net	$2,446	$2,538
Equipment installment plan receivables due after one year, net	1,604	1,547
EIP receivables, net	$4,050	$4,085

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

The EIP receivables had weighted average effective imputed interest rates of 9.6% and 10.0% as of June 30, 2019, and December 31, 2018, respectively.

Index for Notes to the Condensed Consolidated Financial Statements

Activity for the six months ended June 30, 2019 and 2018, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	June 30, 2019			June 30, 2018
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$67	$449	$516	$86	$396	$482
Bad debt expense	31	113	144	25	103	128
Write-offs, net of recoveries	(37)	(127)	(164)	(41)	(119)	(160)
Change in imputed discount on short-term and long-term EIP receivables	N/A	89	89	N/A	102	102
Impact on the imputed discount from sales of EIP receivables	N/A	(84)	(84)	N/A	(98)	(98)
Allowance for credit losses and imputed discount, end of period	$61	$440	$501	$70	$384	$454

Management considers the aging of receivables to be an important credit indicator. The following table provides delinquency status for the unpaid principal balance for receivables within the EIP portfolio segment, which we actively monitor as part of our current credit risk management practices and policies:

	June 30, 2019			December 31, 2018
(in millions)	Prime	Subprime	Total EIP Receivables, gross	Prime	Subprime	Total EIP Receivables, gross
Current - 30 days past due	$2,222	$2,177	$4,399	$1,987	$2,446	$4,433
31 - 60 days past due	14	30	44	15	32	47
61 - 90 days past due	6	17	23	6	19	25
More than 90 days past due	7	17	24	7	22	29
Total receivables, gross	$2,249	$2,241	$4,490	$2,015	$2,519	$4,534

Note 5 – Sales of Certain Receivables

We have entered into transactions to sell certain service and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). The maximum funding commitment of the service receivable sale arrangement is $950 million. In February 2019, the service receivable sale arrangement was amended to extend the scheduled expiration date, as well as certain third-party credit support under the arrangement, to March 2021. As of June 30, 2019 and December 31, 2018, the service receivable sale arrangement provided funding of $950 million and $774 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

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

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to our variable interest in the Service VIE:

(in millions)	June 30, 2019	December 31, 2018
Other current assets	$351	$339
Accounts payable and accrued liabilities	—	59
Other current liabilities	293	149

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivable on a revolving basis (the “EIP sale arrangement”). The maximum funding commitment of the EIP sale arrangement is $1.3 billion, and the scheduled expiration date is November 2020.

As of both June 30, 2019 and December 31, 2018, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

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

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to the EIP BRE:

(in millions)	June 30, 2019	December 31, 2018
Other current assets	$340	$321
Other assets	74	88
Other long-term liabilities	23	22

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

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of June 30, 2019, and December 31, 2018, our deferred purchase price related to the sales of service receivables and EIP receivables was $763 million and $746 million, respectively.

The following table summarizes the impact of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2019	December 31, 2018
Derecognized net service receivables and EIP receivables	$2,616	$2,577
Other current assets	691	660
of which, deferred purchase price	689	658
Other long-term assets	74	88
of which, deferred purchase price	74	88
Accounts payable and accrued liabilities	—	59
Other current liabilities	293	149
Other long-term liabilities	23	22
Net cash proceeds since inception	1,956	1,879
Of which:
Change in net cash proceeds during the year-to-date period	77	(179)
Net cash proceeds funded by reinvested collections	1,879	2,058

We recognized losses from sales of receivables, including adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price, of $28 million and $27 million for the three months ended June 30, 2019 and 2018, and $63 million and $79 million for the six months ended June 30, 2019 and 2018, respectively, in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income.

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

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.1 billion as of June 30, 2019. The maximum exposure to loss, which is a required disclosure under U.S. GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery. We believe the probability of these circumstances occurring is remote and the maximum exposure to loss is not an indication of our expected loss.

Note 6 – Spectrum License Transactions

Spectrum Licenses

The following table summarizes our spectrum license activity for the six months ended June 30, 2019:

(in millions)	2019
Balance at December 31, 2018	$35,559
Spectrum license acquisitions	857
Spectrum licenses transferred to held for sale	—
Costs to clear spectrum	14
Balance at June 30, 2019	$36,430

The following is a summary of significant spectrum transactions for the six months ended June 30, 2019:

Millimeter Wave Spectrum Auctions

In June 2019, the FCC announced that we were the winning bidder of 2,211 licenses in the 24 GHz and 28 GHz spectrum auction for an aggregate price of $842 million.

At the inception of the 28 GHz spectrum auction in October 2018, we deposited $20 million with the FCC. Upon conclusion of the 28 GHz spectrum auction in February 2019, we made an additional payment of $19 million for the purchase price of licenses won in the auction.

At the inception of the 24 GHz spectrum auction in February 2019, we deposited $147 million with the FCC. Upon conclusion of the 24 GHz spectrum auction in June 2019, we made an additional payment of $656 million for the purchase price of licenses won in the auction.

The licenses are included in Spectrum licenses as of June 30, 2019, in our Condensed Consolidated Balance Sheets. Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits in our Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2019.

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

Index for Notes to the Condensed Consolidated Financial Statements

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
In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. The fair value of interest rate lock derivatives was a liability of $1.1 billion and $447 million as of June 30, 2019 and December 31, 2018, respectively, and were included in Other current liabilities in our Condensed Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2019, no amounts were accrued or amortized into Interest expense in the Condensed Consolidated Statements of Comprehensive Income. Aggregate changes in fair value, net of tax, of $813 million and $332 million are presented in Accumulated other comprehensive loss as of June 30, 2019, and December 31, 2018, respectively.
The interest rate lock derivatives will be settled upon the issuance of fixed-rate debt, expected to occur prior to December 31, 2020. Upon settlement of the interest rate lock derivatives, we will receive, or make, a cash payment in the amount of the fair value of the cash flow hedge as of the settlement date. There were no cash payments or receipts associated with these derivatives for the three and six months ended June 30, 2019.

Embedded derivatives
Effective April 28, 2019, we redeemed $600 million aggregate principal amount of our 9.332% Senior Reset Notes due 2023 held by DT. The notes were redeemed at a redemption price equal to 104.666% of the principal amount of the notes (plus accrued and unpaid interest thereon) and were paid on April 29, 2019. The write-off of embedded derivatives upon redemption of the DT Senior Reset Notes resulted in a gain of $11 million, which was included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income.
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

The carrying amounts and fair values of our assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	June 30, 2019		December 31, 2018
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Deferred purchase price assets	3	$763	$763	$746	$746

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates, Incremental Term Loan Facility to affiliates and Senior Reset Notes to affiliates. The fair value estimates were based on information available as of June 30, 2019, and December 31, 2018. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Index for Notes to the Condensed Consolidated Financial Statements

The carrying amounts and fair values of our short-term and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	June 30, 2019		December 31, 2018
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$10,954	$11,485	$10,950	$10,945
Senior Notes to affiliates	2	9,985	10,344	9,984	9,802
Incremental Term Loan Facility to affiliates	2	4,000	4,000	4,000	3,976
Senior Reset Notes to affiliates	2	—	—	598	640

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

The carrying amounts of our guarantee liabilities measured at fair value on a non-recurring basis included in our Condensed Consolidated Balance Sheets were $71 million and $73 million as of June 30, 2019, and December 31, 2018, respectively.

The total estimated remaining gross EIP receivable balances of all enrolled handset upgrade program customers, which are the remaining EIP amounts underlying the JUMP! guarantee, including EIP receivables that have been sold, was $3.0 billion as of June 30, 2019. This is not an indication of our expected loss exposure as it does not consider the expected fair value of the used handset or the probability and timing of the trade-in.

Note 8 – Tower Obligations

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

In 2015, we conveyed to PTI the exclusive right to manage and operate certain T-Mobile-owned wireless communication tower sites (“PTI Sales Sites”) in exchange for net proceeds of approximately $140 million (the “2015 Tower Transaction”). As of June 30, 2019, rights to approximately 150 of the tower sites remain operated by PTI under a management agreement (“PTI Managed Sites”). We lease back space at certain tower sites for an initial term of ten years, followed by optional renewals at customary terms.

Assets and liabilities associated with the operation of the tower sites were transferred to special purpose entities (“SPEs”). Assets included ground lease agreements or deeds for the land on which the towers are situated, the towers themselves and existing subleasing agreements with other mobile network operator tenants, who lease space at the tower sites. Liabilities included the obligation to pay ground lease rentals, property taxes and other executory costs. Upon closing of the 2012 Tower Transaction, CCI acquired all of the equity interests in the SPE containing CCI Sales Sites and an option to acquire the CCI Lease Sites at the end of their respective lease terms and entered into a master lease agreement under which we agreed to lease back space at certain of the tower sites. Upon closing of the 2015 Tower Transaction, PTI acquired all of the equity interests in the SPEs containing PTI Sales Sites and entered into a master lease agreement under which we agreed to lease back space at certain of the tower sites.

We determined the SPEs containing the CCI Lease Sites (“Lease Site SPEs”) are VIEs as our equity investment lacks the power to direct the activities that most significantly impact the economic performance of the VIEs. These activities include managing tenants and underlying ground leases, performing repair and maintenance on the towers, the obligation to absorb expected losses and the right to receive the expected future residual returns from the purchase option to acquire the CCI Lease Sites. As we determined that we are not the primary beneficiary and do not have a controlling financial interest in the Lease Site SPEs, the balances and operating results of the Lease Site SPEs are not included in our condensed consolidated financial statements.

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

Index for Notes to the Condensed Consolidated Financial Statements

the PTI Sales Sites and therefore we derecognized our existing long-term financial obligation and the tower-related property and equipment associated with these sites as part of the cumulative effect adjustment on January 1, 2019.

The following table summarizes the balances of the failed sale-leasebacks in the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2019	December 31, 2018
Property and equipment, net	$224	$329
Tower obligations	2,247	2,557

Future minimum payments related to the tower obligations are approximately $157 million for the year ending June 30, 2020, $315 million in total for the years ending June 30, 2021 and 2022, $315 million in total for years ending June 30, 2023 and 2024, and $537 million in total for years thereafter.
We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites. These contingent obligations are not included in Operating lease liabilities as any amount due is contractually owed by CCI based on the subleasing arrangement. See Note 11 - Leases for further information.

Note 9 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communication services to three primary categories of customers:

•
Branded postpaid customers generally include customers who are qualified to pay after receiving wireless communication services utilizing phones, DIGITS, or connected devices which includes tablets, wearables and SyncUP DRIVE™;

•	Branded prepaid customers generally include customers who pay for wireless communication services in advance. Our branded prepaid customers include customers of T-Mobile and Metro by T-Mobile; and

•	Wholesale customers include Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers that operate on our network but are managed by wholesale partners.

Branded postpaid service revenues, including branded postpaid phone revenues and branded postpaid other revenues, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Branded postpaid service revenues
Branded postpaid phone revenues	$5,287	$4,892	$10,470	$9,703
Branded postpaid other revenues	326	272	636	531
Total branded postpaid service revenues	$5,613	$5,164	$11,106	$10,234

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

Equipment revenues from the lease of mobile communication devices were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Equipment revenues from the lease of mobile communication devices	$143	$177	$304	$348

Index for Notes to the Condensed Consolidated Financial Statements

Contract Balances

The opening and closing balances of our contract asset and contract liability balances from contracts with customers as of December 31, 2018 and June 30, 2019, were as follows:

(in millions)	Contract Assets Included in Other Current Assets	Contract Liabilities Included in Deferred Revenue
Balance as of December 31, 2018	$51	$645
Balance as of June 30, 2019	42	571
Change	$(9)	$(74)

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

Revenues for the three and six months ended June 30, 2019 and 2018, include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Amounts included in the beginning of period contract liability balance	$43	$31	$603	$559

Remaining Performance Obligations

As of June 30, 2019, the aggregate amount of transaction price allocated to remaining service performance obligations for branded postpaid contracts with promotional bill credits that result in an extended service contract is $234 million. We expect to recognize this revenue as service is provided over the extended contract term in the next 24 months.

Certain of our wholesale, roaming and other service contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of June 30, 2019, the aggregate amount of the contractual minimum consideration allocated to remaining service performance obligations for wholesale, roaming and other service contracts is $652 million, $1.1 billion and $1.6 billion for 2019, 2020 and 2021 and beyond, respectively. These contracts have a remaining duration of less than one to eleven years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of monthly service contracts. The aggregate amount of the transaction price allocated to remaining service performance obligations includes the estimated amount to be invoiced to the customer.

Contract Costs

The total balance of deferred incremental costs to obtain contracts as of June 30, 2019, was $765 million compared to $644 million as of December 31, 2018. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs was $137 million and $57 million for the three months ended June 30, 2019 and 2018, respectively, and $253 million and $92 million for the six months ended June 30, 2019 and 2018, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and six months ended June 30, 2019 and 2018.

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2019	2018	2019	2018
Net income	$939	$782	$1,847	$1,453

Weighted average shares outstanding - basic	854,368,443	847,660,488	852,796,369	851,420,686
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	5,767,150	4,380,182	8,094,501	7,308,146
Weighted average shares outstanding - diluted	860,135,593	852,040,670	860,890,870	858,728,832

Earnings per share - basic	$1.10	$0.92	$2.16	$1.71
Earnings per share - diluted	$1.09	$0.92	$2.14	$1.69

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	67,856	797,948	39,342	487,133

As of June 30, 2019, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of June 30, 2019 and 2018.

Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

Note 11 - Leases

Leases (Topic 842) Disclosures

Lessee

We are lessee for non-cancellable operating and finance leases for cell sites, switch sites, retail stores and office facilities with contractual terms through 2029. The majority of cell site leases have an initial non-cancelable term of five to ten years with several renewal options that can extend the lease term from five to thirty-five years. In addition, we have finance leases for network equipment that generally have a non-cancelable lease term of two to five years; the finance leases do not have renewal options and contain a bargain purchase option at the end of the lease.

Index for Notes to the Condensed Consolidated Financial Statements

The components of lease expense were as follows:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$634	$1,236
Financing lease expense:
Amortization of right-of-use assets	117	230
Interest on lease liabilities	20	40
Total financing lease expense	137	270
Variable lease expense	58	123
Total lease expense	$829	$1,629

Information relating to the lease term and discount rate is as follows:

June 30, 2019
Weighted Average Remaining Lease Term (Years)
Operating leases	6
Financing leases	3
Weighted Average Discount Rate
Operating leases	5.2%
Financing leases	3.9%

Maturities of lease liabilities as of June 30, 2019, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending June 30,
2020	$2,403	$1,021
2021	2,761	713
2022	2,503	430
2023	2,088	126
2024	1,449	58
Thereafter	3,543	91
Total lease payments	14,747	2,439
Less imputed interest	2,334	162
Total	$12,413	$2,277

Interest payments for financing leases for the three and six months ended June 30, 2019, were $21 million and $41 million, respectively.

As of June 30, 2019, we have additional operating leases for cell sites and commercial properties that have not yet commenced with lease payments of approximately $300 million.

As of June 30, 2019, we were contingently liable for future ground lease payments related to the tower obligations. These contingent obligations are not included in the above table as the amounts owed are contractually owed by CCI based on the subleasing arrangement. See Note 8 - Tower Obligations for further information.

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

The components of leased wireless devices under our JUMP! On Demand program were as follows:

(in millions)	June 30, 2019	December 31, 2018
Leased wireless devices, gross	$988	$1,159
Accumulated depreciation	(570)	(622)
Leased wireless devices, net	$418	$537

For equipment revenues from the lease of mobile communication devices, see Note 9 - Revenue from Contracts with Customers.

Future minimum payments expected to be received over the lease term related to the leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Total
Twelve Months Ending June 30,
2020	$318
2021	47
Total	$365

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

Total rent expense under operating leases, including dedicated transportation lines, was $765 million and $1.5 billion for the three and six months ended June 30, 2018, and was classified as Cost of services and Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income.

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

Note 12 – Commitments and Contingencies

Purchase Commitments

In September 2018, we signed a reciprocal long-term spectrum lease with Sprint. The lease includes an offsetting amount to be received from Sprint for the lease of our spectrum. Lease payments began in the fourth quarter of 2018. The minimum commitment under this lease as of June 30, 2019, is $509 million. The reciprocal long-term lease is a distinct transaction from the Merger.

Under the previous lease standard certain of our network backhaul arrangements were accounted for as operating leases. Obligations under these agreements were included within our operating lease commitments as of December 31, 2018.

These agreements no longer qualify as leases under the new lease standard. Our commitments under these agreements as of June 30, 2019, were approximately $147 million for the year ending June 30, 2020, $242 million in total for the years ended June 30, 2021 and 2022, $160 million in total for the years ended June 30, 2023 and 2024, and $188 million in total for years thereafter.

Interest rate lock derivatives
In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. These interest rate lock derivatives were designated as cash flow hedges to reduce variability in cash flows due to changes in interest payments attributable to increases or decreases in the benchmark interest rate during the period leading up to the probable issuance of

Index for Notes to the Condensed Consolidated Financial Statements

fixed-rate debt. The fair value of interest rate lock derivatives as of June 30, 2019, was a liability of $1.1 billion and is included in Other current liabilities in our Condensed Consolidated Balance Sheets. See Note 7 – Fair Value Measurements for further information.

Renewable Energy Purchase Agreements
In April 2019, T-Mobile USA entered into a Renewable Energy Purchase Agreement (“REPA”) with a third party that is based on the expected operation of a solar photovoltaic electrical generation facility located in Texas and will remain in effect until the fifteenth anniversary of the facility’s entry into commercial operation. Commercial operation of the facility is expected to occur in July 2021. The REPA consists of an energy forward agreement that is net settled based on energy prices and the energy output generated by the facility. We have determined that the REPA does not meet the definition of a derivative because the expected energy output of the facility may not be reliably estimated (the arrangement lacks a notional amount). The REPA does not contain any unconditional purchase obligations because amounts under the agreement are not fixed and determinable. Our participation in the REPA did not require an upfront investment or capital commitment. We do not control the activities that most significantly impact the energy-generating facility, nor do we direct the use of, or receive specific energy output from, the facility.

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

Note 13 – Subsequent Event

In July 2019, we entered into various agreements, including an amendment to the Business Combination Agreement, in connection with the Merger. See Note 3 – Business Combinations for further information.

Index for Notes to the Condensed Consolidated Financial Statements

Note 14 – Guarantor Financial Information

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

On October 23, 2018, SLMA LLC was formed as a limited liability company in Delaware to serve as an escrow subsidiary to facilitate the contemplated issuance of notes by Parent in connection with the Transactions. SLMA LLC is an indirect, 100% owned finance subsidiary of Parent, as such term is used in Rule 3-10(b) of Regulation S-X, and has been designated as an unrestricted subsidiary under the Issuer’s existing debt securities. Any debt securities that may be issued from time to time by SLMA LLC will be fully and unconditionally guaranteed by Parent.

Presented below is the condensed consolidating financial information as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018.

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet Information
June 30, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$4	$2	$970	$129	$—	$1,105
Accounts receivable, net	—	—	1,526	291	—	1,817
Equipment installment plan receivables, net	—	—	2,446	—	—	2,446
Accounts receivable from affiliates	—	—	18	—	—	18
Inventory	—	—	998	—	—	998
Other current assets	—	—	1,052	678	—	1,730
Total current assets	4	2	7,010	1,098	—	8,114
Property and equipment, net (1)	—	—	21,535	312	—	21,847
Operating lease right-of-use assets	—	—	10,436	3	—	10,439
Financing lease right-of-use assets	—	—	2,589	—	—	2,589
Goodwill	—	—	1,683	218	—	1,901
Spectrum licenses	—	—	36,430	—	—	36,430
Other intangible assets, net	—	—	85	72	—	157
Investments in subsidiaries, net	27,332	49,416	—	—	(76,748)	—
Intercompany receivables and note receivables	—	4,618	—	—	(4,618)	—
Equipment installment plan receivables due after one year, net	—	—	1,604	—	—	1,604
Other assets	—	8	1,637	226	(164)	1,707
Total assets	$27,336	$54,044	$83,009	$1,929	$(81,530)	$84,788
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$229	$6,736	$295	$—	$7,260
Payables to affiliates	—	147	51	—	—	198
Short-term debt	—	300	—	—	—	300
Deferred revenue	—	—	619	1	—	620
Short-term operating lease liabilities	—	—	2,265	3	—	2,268
Short-term financing lease liabilities	—	—	963	—	—	963
Other current liabilities	—	1,097	154	313	—	1,564
Total current liabilities	—	1,773	10,788	612	—	13,173
Long-term debt	—	10,954	—	—	—	10,954
Long-term debt to affiliates	—	13,985	—	—	—	13,985
Tower obligations (1)	—	—	76	2,171	—	2,247
Deferred tax liabilities	—	—	5,254	—	(164)	5,090
Operating lease liabilities	—	—	10,145	—	—	10,145
Financing lease liabilities	—	—	1,314	—	—	1,314
Negative carrying value of subsidiaries, net	—	—	815	—	(815)	—
Intercompany payables and debt	369	—	3,872	377	(4,618)	—
Other long-term liabilities	—	—	890	23	—	913
Total long-term liabilities	369	24,939	22,366	2,571	(5,597)	44,648
Total stockholders' equity (deficit)	26,967	27,332	49,855	(1,254)	(75,933)	26,967
Total liabilities and stockholders' equity	$27,336	$54,044	$83,009	$1,929	$(81,530)	$84,788

(1)	Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 8 – Tower Obligations for further information.

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet Information
December 31, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$2	$1	$1,079	$121	$—	$1,203
Accounts receivable, net	—	—	1,510	259	—	1,769
Equipment installment plan receivables, net	—	—	2,538	—	—	2,538
Accounts receivable from affiliates	—	—	11	—	—	11
Inventory	—	—	1,084	—	—	1,084
Other current assets	—	—	1,031	645	—	1,676
Total current assets	2	1	7,253	1,025	—	8,281
Property and equipment, net (1)	—	—	23,062	297	—	23,359
Goodwill	—	—	1,683	218	—	1,901
Spectrum licenses	—	—	35,559	—	—	35,559
Other intangible assets, net	—	—	116	82	—	198
Investments in subsidiaries, net	25,314	46,516	—	—	(71,830)	—
Intercompany receivables and note receivables	—	5,174	—	—	(5,174)	—
Equipment installment plan receivables due after one year, net	—	—	1,547	—	—	1,547
Other assets	—	7	1,540	221	(145)	1,623
Total assets	$25,316	$51,698	$70,760	$1,843	$(77,149)	$72,468
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$228	$7,240	$273	$—	$7,741
Payables to affiliates	—	157	43	—	—	200
Short-term debt	—	—	841	—	—	841
Deferred revenue	—	—	698	—	—	698
Other current liabilities	—	447	164	176	—	787
Total current liabilities	—	832	8,986	449	—	10,267
Long-term debt	—	10,950	1,174	—	—	12,124
Long-term debt to affiliates	—	14,582	—	—	—	14,582
Tower obligations (1)	—	—	384	2,173	—	2,557
Deferred tax liabilities	—	—	4,617	—	(145)	4,472
Deferred rent expense	—	—	2,781	—	—	2,781
Negative carrying value of subsidiaries, net	—	—	676	—	(676)	—
Intercompany payables and debt	598	—	4,234	342	(5,174)	—
Other long-term liabilities	—	20	926	21	—	967
Total long-term liabilities	598	25,552	14,792	2,536	(5,995)	37,483
Total stockholders' equity (deficit)	24,718	25,314	46,982	(1,142)	(71,154)	24,718
Total liabilities and stockholders' equity	$25,316	$51,698	$70,760	$1,843	$(77,149)	$72,468

(1)	Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 8 – Tower Obligations for further information.

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended June 30, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$7,992	$767	$(333)	$8,426
Equipment revenues	—	—	2,320	2	(59)	2,263
Other revenues	—	3	276	51	(40)	290
Total revenues	—	3	10,588	820	(432)	10,979
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,668	9	(28)	1,649
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	—	—	2,418	302	(59)	2,661
Selling, general and administrative	—	—	3,595	293	(345)	3,543
Depreciation and amortization	—	—	1,564	21	—	1,585
Total operating expense	—	—	9,245	625	(432)	9,438
Operating income	—	3	1,343	195	—	1,541
Other income (expense)
Interest expense	—	(114)	(21)	(47)	—	(182)
Interest expense to affiliates	—	(102)	(4)	—	5	(101)
Interest income	—	5	3	1	(5)	4
Other expense, net	—	(19)	(3)	—	—	(22)
Total other expense, net	—	(230)	(25)	(46)	—	(301)
Income (loss) before income taxes	—	(227)	1,318	149	—	1,240
Income tax expense	—	—	(270)	(31)	—	(301)
Earnings of subsidiaries	939	1,166	10	—	(2,115)	—
Net income	$939	$939	$1,058	$118	$(2,115)	$939

Net income	$939	$939	$1,058	$118	$(2,115)	$939
Other comprehensive (loss) income, net of tax
Other comprehensive (loss) income, net of tax	(292)	(292)	103	—	189	(292)
Total comprehensive income	$647	$647	$1,161	$118	$(1,926)	$647

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended June 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$7,609	$551	$(229)	$7,931
Equipment revenues	—	—	2,370	1	(46)	2,325
Other revenues	—	2	267	55	(9)	315
Total revenues	—	2	10,246	607	(284)	10,571
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,522	8	—	1,530
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	—	—	2,556	262	(46)	2,772
Selling, general and administrative	—	6	3,201	216	(238)	3,185
Depreciation and amortization	—	—	1,611	23	—	1,634
Total operating expenses	—	6	8,890	509	(284)	9,121
Operating income (loss)	—	(4)	1,356	98	—	1,450
Other income (expense)
Interest expense	—	(120)	(28)	(48)	—	(196)
Interest expense to affiliates	—	(129)	(4)	—	5	(128)
Interest income	—	6	4	1	(5)	6
Other expense, net	—	(59)	(5)	—	—	(64)
Total other expense, net	—	(302)	(33)	(47)	—	(382)
Income (loss) before income taxes	—	(306)	1,323	51	—	1,068
Income tax expense	—	—	(277)	(9)	—	(286)
Earnings of subsidiaries	782	1,088	23	—	(1,893)	—
Net income	$782	$782	$1,069	$42	$(1,893)	$782
Other comprehensive income (loss), net of tax
Other comprehensive income, net of tax	3	3	3	—	(6)	3
Total comprehensive income	$785	$785	$1,072	$42	$(1,899)	$785

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Six Months Ended June 30, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$15,851	$1,499	$(647)	$16,703
Equipment revenues	—	—	4,890	2	(113)	4,779
Other revenues	—	9	549	101	(82)	577
Total revenues	—	9	21,290	1,602	(842)	22,059
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	3,236	15	(56)	3,195
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	—	—	5,216	574	(113)	5,677
Selling, general and administrative	—	1	7,089	568	(673)	6,985
Depreciation and amortization	—	—	3,142	43	—	3,185
Total operating expense	—	1	18,683	1,200	(842)	19,042
Operating income	—	8	2,607	402	—	3,017
Other income (expense)
Interest expense	—	(226)	(41)	(94)	—	(361)
Interest expense to affiliates	—	(211)	(9)	—	10	(210)
Interest income	—	10	10	2	(10)	12
Other expense, net	—	(11)	(4)	—	—	(15)
Total other expense, net	—	(438)	(44)	(92)	—	(574)
Income (loss) before income taxes	—	(430)	2,563	310	—	2,443
Income tax expense	—	—	(531)	(65)	—	(596)
Earnings of subsidiaries	1,847	2,277	17	—	(4,141)	—
Net income	$1,847	$1,847	$2,049	$245	$(4,141)	$1,847

Net income	$1,847	$1,847	$2,049	$245	$(4,141)	$1,847
Other comprehensive (loss) income, net of tax
Other comprehensive (loss) income, net of tax	(481)	(481)	168	—	313	(481)
Total comprehensive income	$1,366	$1,366	$2,217	$245	$(3,828)	$1,366

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Six Months Ended June 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$15,096	$1,091	$(450)	$15,737
Equipment revenues	—	—	4,777	1	(100)	4,678
Other revenues	—	3	516	110	(18)	611
Total revenues	—	3	20,389	1,202	(568)	21,026
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	3,102	17	—	3,119
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	—	—	5,220	498	(101)	5,617
Selling, general and administrative	—	6	6,358	452	(467)	6,349
Depreciation and amortization	—	—	3,165	44	—	3,209
Total operating expenses	—	6	17,845	1,011	(568)	18,294
Operating income (loss)	—	(3)	2,544	191	—	2,732
Other income (expense)
Interest expense	—	(294)	(57)	(96)	—	(447)
Interest expense to affiliates	—	(295)	(9)	—	10	(294)
Interest income	—	12	9	1	(10)	12
Other (expense) income, net	—	(91)	37	—	—	(54)
Total other expense, net	—	(668)	(20)	(95)	—	(783)
Income (loss) before income taxes	—	(671)	2,524	96	—	1,949
Income tax expense	—	—	(476)	(20)	—	(496)
Earnings of subsidiaries	1,453	2,124	17	—	(3,594)	—
Net income	$1,453	$1,453	$2,065	$76	$(3,594)	$1,453

Net income	$1,453	$1,453	$2,065	$76	$(3,594)	$1,453
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax	—	—	—	—	—	—
Total comprehensive income	$1,453	$1,453	$2,065	$76	$(3,594)	$1,453

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended June 30, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$—	$(124)	$3,112	$(686)	$(155)	$2,147
Investing activities
Purchases of property and equipment	—	—	(1,740)	(49)	—	(1,789)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(665)	—	—	(665)
Proceeds related to beneficial interests in securitization transactions	—	—	8	831	—	839
Net cash (used in) provided by investing activities	—	—	(2,397)	782	—	(1,615)
Financing activities
Proceeds from borrowing on revolving credit facility, net	—	880	—	—	—	880
Repayments of revolving credit facility	—	—	(880)	—	—	(880)
Repayments of financing lease obligations	—	—	(229)	—	—	(229)
Repayments of long-term debt	—	—	(600)	—	—	(600)
Intercompany advances, net	—	(756)	688	68	—	—
Tax withholdings on share-based awards	—	—	(4)	—	—	(4)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(28)	—	—	(28)
Intercompany dividend paid	—	—	—	(155)	155	—
Other, net	1	—	(6)	—	—	(5)
Net cash provided (used in) by financing activities	1	124	(1,059)	(87)	155	(866)
Change in cash and cash equivalents	1	—	(344)	9	—	(334)
Cash and cash equivalents
Beginning of period	3	2	1,314	120	—	1,439
End of period	$4	$2	$970	$129	$—	$1,105

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended June 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(1)	$(258)	$2,932	$(1,282)	$(130)	$1,261
Investing activities
Purchases of property and equipment	—	—	(1,624)	(5)	—	(1,629)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(28)	—	—	(28)
Proceeds related to beneficial interests in securitization transactions	—	—	12	1,311	—	1,323
Acquisition of companies, net of cash acquired	—	—	(5)	—	—	(5)
Equity investment in subsidiary	—	—	(26)	—	26	—
Other, net	—	—	33	—	—	33
Net cash (used in) provided by investing activities	—	—	(1,638)	1,306	26	(306)
Financing activities
Payments of consent fees related to long-term debt	—	—	(38)	—	—	(38)
Proceeds from borrowing on revolving credit facility, net	—	2,070	—	—	—	2,070
Repayments of revolving credit facility	—	—	(2,195)	—	—	(2,195)
Repayments of financing lease obligations	—	—	(154)	(1)	—	(155)
Repayments of long-term debt	—	—	(2,350)	—	—	(2,350)
Repurchases of common stock	(405)	—	—	—	—	(405)
Intercompany advances, net	405	(1,810)	1,406	(1)	—	—
Equity investment from parent	—	—	—	26	(26)	—
Tax withholdings on share-based awards	—	—	(10)	—	—	(10)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(181)	—	—	(181)
Intercompany dividend paid	—	—	—	(130)	130	—
Other, net	1	—	(4)	—	—	(3)
Net cash provided (used in) by financing activities	1	260	(3,526)	(106)	104	(3,267)
Change in cash and cash equivalents	—	2	(2,232)	(82)	—	(2,312)
Cash and cash equivalents
Beginning of period	1	1	2,395	130	—	2,527
End of period	$1	$3	$163	$48	$—	$215

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$—	$(372)	$5,909	$(1,703)	$(295)	$3,539
Investing activities
Purchases of property and equipment	—	—	(3,666)	(54)	—	(3,720)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(850)	—	—	(850)
Proceeds related to beneficial interests in securitization transactions	—	—	17	1,979	—	1,996
Other, net	—	—	(7)	—	—	(7)
Net cash (used in) provided by investing activities	—	—	(4,506)	1,925	—	(2,581)
Financing activities
Proceeds from borrowing on revolving credit facility, net	—	1,765	—	—	—	1,765
Repayments of revolving credit facility	—	—	(1,765)	—	—	(1,765)
Repayments of financing lease obligations	—	—	(314)	(1)	—	(315)
Repayments of long-term debt	—	—	(600)	—	—	(600)
Intercompany advances, net	—	(1,392)	1,310	82	—	—
Tax withholdings on share-based awards	—	—	(104)	—	—	(104)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(28)	—	—	(28)
Intercompany dividend paid	—	—	—	(295)	295	—
Other, net	2	—	(11)	—	—	(9)
Net cash provided (used in) by financing activities	2	373	(1,512)	(214)	295	(1,056)
Change in cash and cash equivalents	2	1	(109)	8	—	(98)
Cash and cash equivalents
Beginning of period	2	1	1,079	121	—	1,203
End of period	$4	$2	$970	$129	$—	$1,105

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$—	$(662)	$5,306	$(2,483)	$(130)	$2,031
Investing activities
Purchases of property and equipment	—	—	(2,990)	(5)	—	(2,995)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(79)	—	—	(79)
Proceeds related to beneficial interests in securitization transactions	—	—	25	2,593	—	2,618
Acquisition of companies, net of cash	—	—	(338)	—	—	(338)
Equity investment in subsidiary	—	—	(26)	—	26	—
Other, net	—	—	26	—	—	26
Net cash (used in) provided by investing activities	—	—	(3,382)	2,588	26	(768)
Financing activities
Proceeds from issuance of long-term debt	—	2,494	—	—	—	2,494
Payments of consent fees related to long-term debt	—	—	(38)	—	—	(38)
Proceeds from borrowing on revolving credit facility, net	—	4,240	—	—	—	4,240
Repayments of revolving credit facility	—	—	(3,920)	—	—	(3,920)
Repayments of financing lease obligations	—	—	(326)	(1)	—	(327)
Repayments of long-term debt	—	—	(3,349)	—	—	(3,349)
Repurchases of common stock	(1,071)	—	—	—	—	(1,071)
Intercompany advances, net	995	(6,070)	5,085	(10)	—	—
Equity investment from parent	—	—	—	26	(26)	—
Tax withholdings on share-based awards	—	—	(84)	—	—	(84)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(212)	—	—	(212)
Intercompany dividend paid	—	—	—	(130)	130	—
Other, net	3	—	(3)	—	—	—
Net cash (used in) provided by financing activities	(73)	664	(2,847)	(115)	104	(2,267)
Change in cash and cash equivalents	(73)	2	(923)	(10)	—	(1,004)
Cash and cash equivalents
Beginning of period	74	1	1,086	58	—	1,219
End of period	$1	$3	$163	$48	$—	$215

Index for Notes to the Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by the Risk Factors included in Part II, Item 1A below, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•
the failure to obtain, or delays in obtaining, required regulatory approvals for the merger (the “Merger”) with Sprint Corporation (“Sprint”), pursuant to the Business Combination Agreement with Sprint and other parties therein (as amended, the “Business Combination Agreement”) and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”), risks associated with the actions and conditions we have agreed to in connection with such approvals, and the risk that such approvals may result in the imposition of additional conditions that, if accepted by the parties, could adversely affect the combined company or the expected benefits of the Transactions, or the failure to satisfy any of the other conditions to the Transactions on a timely basis or at all;

•	the occurrence of events that may give rise to a right of one or both of the parties to terminate the Business Combination Agreement;

•	adverse effects on the market price of our common stock or on our operating results because of a failure to complete the Merger in the anticipated timeframe, on the anticipated terms or at all;

•	inability to obtain the financing contemplated to be obtained in connection with the Transactions on the expected terms or timing or at all;

•	the ability of us, Sprint and the combined company to make payments on debt or to repay existing or future indebtedness when due or to comply with the covenants contained therein;

•	adverse changes in the ratings of our or Sprint’s debt securities or adverse conditions in the credit markets;

•
negative effects of the announcement, pendency or consummation of the Transactions on the market price of our common stock and on our or Sprint’s operating results, including as a result of changes in key customer, supplier, employee or other business relationships;

•	significant costs related to the Transactions, including financing costs and unknown liabilities of Sprint or that may arise;

•	failure to realize the expected benefits and synergies of the Transactions in the expected timeframes, in part or at all;

•
costs or difficulties related to the integration of Sprint’s network and operations into our network and operations, including intellectual property and communications systems, administrative and information technology infrastructure and accounting, financial reporting and internal control systems, and the alignment of the two companies’ guidelines and practices;

•	costs or difficulties related to the completion of Divestiture Transaction and the satisfaction of the Government Commitments (as defined below);

•
the risk of litigation or regulatory actions related to the Transactions, including the antitrust litigation related to the Transactions brought by the attorneys general of thirteen states and the District of Columbia;

•	the inability of us, Sprint or the combined company to retain and hire key personnel;

•
the risk that certain contractual restrictions contained in the Business Combination Agreement during the pendency of the Transactions could adversely affect our or Sprint’s ability to pursue business opportunities or strategic transactions;

•	adverse economic, political or market conditions in the U.S. and international markets;

•	competition, industry consolidation, and changes in the market for wireless services, which could negatively affect our ability to attract and retain customers;

•	the effects of any future merger, investment, or acquisition involving us, as well as the effects of mergers, investments, or acquisitions in the technology, media and telecommunications industry;

•	challenges in implementing our business strategies or funding our operations, including payment for additional spectrum or network upgrades;

Index for Notes to the Condensed Consolidated Financial Statements

•	the possibility that we may be unable to renew our spectrum licenses on attractive terms or acquire new spectrum licenses at reasonable costs and terms;

•	difficulties in managing growth in wireless data services, including network quality;

•	material changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;

•	the timing, scope and financial impact of our deployment of advanced network and business technologies;

•	the impact on our networks and business from major technology equipment failures;

•	inability to implement and maintain effective cyber security measures over critical business systems;

•	breaches of our and/or our third-party vendors’ networks, information technology (“IT”) and data security, resulting in unauthorized access to customer confidential information;

•	natural disasters, terrorist attacks or similar incidents;

•	unfavorable outcomes of existing or future litigation;

•	any changes in the regulatory environments in which we operate, including any increase in restrictions on the ability to operate our networks and changes in data privacy laws;

•	any disruption or failure of our third parties’ or key suppliers’ provisioning of products or services;

•	material adverse changes in labor matters, including labor campaigns, negotiations or additional organizing activity, and any resulting financial, operational and/or reputational impact;

•	changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (“SEC”), may require, which could result in an impact on earnings;

•	changes in tax laws, regulations and existing standards and the resolution of disputes with any taxing jurisdictions;

•	the possibility that the reset process under our trademark license results in changes to the royalty rates for our trademarks;

•	the possibility that we may be unable to adequately protect our intellectual property rights or be accused of infringing the intellectual property rights of others;

•	our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective;

•	the occurrence of high fraud rates related to device financing, credit card, dealers, or subscriptions; and

•	interests of a majority stockholder may differ from the interests of other stockholders.

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

Index for Notes to the Condensed Consolidated Financial Statements

•	Information that allows assessment of the likelihood that past performance is indicative of future performance.

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019, included in Part I, Item 1 of this Form 10-Q and audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Business Overview

In April 2019, we introduced TVisionTM Home, a rebranded and upgraded version of Layer3 TV. TVisionTM Home delivers what customers want most from high-end home TV, including a premium TV experience and HD and 4K channels. TVisionTM Home launched in eight markets.

In April 2019, we launched T-Mobile MONEY nationwide, offering customers a no-fee, interest-earning, mobile-first checking account which can be opened and managed from customers’ smartphones. Accounts are held at BankMobile, a Division of Customers Bank.

Magenta Plans

In June 2019, we rebranded our T-Mobile ONE and ONE Plus plans to Magenta and Magenta Plus. The Magenta plan adds 3GB of high-speed smartphone hotspot, or tethering, per line and unlimited 3G tethering thereafter and includes a Netflix Basic subscription for customers with family plans. The Magenta Plus plan benefits remain the same as the ONE Plus plan and includes a Netflix Standard subscription for customers with family plans.

Proposed Sprint Transaction

On April 29, 2018, we entered into the Business Combination Agreement to merge with Sprint in an all-stock transaction at a fixed exchange ratio of 0.10256 shares of T-Mobile common stock for each share of Sprint common stock, or 9.75 shares of Sprint common stock for each share of T-Mobile common stock. The combined company will be named “T-Mobile” and, as a result of the Merger, is expected to be able to rapidly launch a broad and deep nationwide 5G network, accelerate innovation and increase competition in the U.S. wireless, video and broadband industries. Immediately following the Merger, it is anticipated that Deutsche Telekom AG (“DT”) and SoftBank Group Corp. (“SoftBank”) will hold, directly or indirectly, on a fully diluted basis, approximately 41.7% and 27.4%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 30.9% of the outstanding T-Mobile common stock held by other stockholders, based on closing share prices and certain other assumptions as of December 31, 2018. The consummation of the Merger remains subject to regulatory approvals and certain other customary closing conditions. We expect to receive final federal regulatory approval in the third quarter of 2019 and currently anticipate that the Merger will be permitted to close in the second half of the year.

For more information regarding our Business Combination Agreement, see Note 3 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

T-Mobile Added to S&P 500

T-Mobile was added to the S&P 500 Index effective prior to the open of trading on July 15, 2019. We were added to the S&P 500 GICS (Global Industry Classification Standard) Wireless Telecommunication Services Sub-Industry index.

Accounting Pronouncements Adopted During the Current Year

Leases

On January 1, 2019, we adopted the new lease standard. See Note 1 – Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for information regarding the impact of our adoption of the new lease standard.

Index for Notes to the Condensed Consolidated Financial Statements

Results of Operations

Highlights for the three months ended June 30, 2019, compared to the same period in 2018

•	Total revenues of $11.0 billion for the three months ended June 30, 2019 increased $408 million, or 4%, primarily driven by growth in service revenues as further discussed below.

•
Service revenues of $8.4 billion for the three months ended June 30, 2019 increased $495 million, or 6%, primarily due to growth in our average branded customer base driven by the continued growth in existing and Greenfield markets, including the growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials, along with record low churn and growth in wearables and other connected devices, partially offset by lower postpaid phone and prepaid Average Revenue Per User (“ARPU”).

•
Equipment revenues of $2.3 billion for the three months ended June 30, 2019 decreased $62 million, or 3%, primarily due to a decrease in the number of devices sold, excluding purchased leased devices, partially offset by a higher average revenue per device sold.

•
Operating income of $1.5 billion for the three months ended June 30, 2019 increased $91 million, or 6%, primarily due to higher Service revenues, partially offset by higher Selling, general and administrative expenses, including merger-related costs of $222 million, compared to $41 million for the three months ended June 30, 2018, and higher Costs of services. Operating income for the three months ended June 30, 2018 benefited from hurricane related reimbursements of $70 million.

•
Net income of $939 million for the three months ended June 30, 2019 increased $157 million, or 20%, primarily due to higher Operating income and lower Other expense. The impact of merger-related costs was $175 million, net of tax, for the three months ended June 30, 2019, compared to $39 million for the three months ended June 30, 2018. Net income for the three months ended June 30, 2018 benefited from hurricane related reimbursements of $45 million, net of tax.

•
Adjusted EBITDA, a non-GAAP financial measure, of $3.5 billion for the three months ended June 30, 2019 increased $228 million, or 7%, primarily due to higher Operating income driven by the factors described above. See “Performance Measures” for additional information.

•	Net cash provided by operating activities of $2.1 billion for the three months ended June 30, 2019 increased $886 million, or 70%. See “Liquidity and Capital Resources” for additional information.

•
Free Cash Flow, a non-GAAP financial measure, of $1.2 billion for the three months ended June 30, 2019 increased $395 million, or 51%. Free Cash Flow includes $151 million and $17 million in payments for merger-related costs for the three months ended June 30, 2019 and 2018, respectively. See “Liquidity and Capital Resources” for additional information.

Index for Notes to the Condensed Consolidated Financial Statements

Highlights for the six months ended June 30, 2019, compared to the same period in 2018

•	Total revenues of $22.1 billion for the six months ended June 30, 2019 increased $1.0 billion, or 5%, primarily driven by growth in service and equipment revenues as further discussed below.

•
Service revenues of $16.7 billion for the six months ended June 30, 2019 increased $966 million, or 6%, primarily due to growth in our average branded customer base driven by the continued growth in existing and Greenfield markets, including the growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials, along with record low churn and growth in wearables and other connected devices, partially offset by lower postpaid phone and prepaid ARPU.

•
Equipment revenues of $4.8 billion for the six months ended June 30, 2019 increased $101 million, or 2%, primarily due to a higher average revenue per device sold, partially offset by a decrease in the number of devices sold, excluding purchased leased devices.

•
Operating income of $3.0 billion for the six months ended June 30, 2019 increased $285 million, or 10%, primarily due to higher Total revenues, partially offset by higher Selling, general and administrative expenses, including merger-related costs of $335 million, compared to $41 million for the six months ended June 30, 2018, and higher Cost of services. Operating income for the six months ended June 30, 2018, benefited from hurricane related reimbursements, net of costs, of $34 million.

•
Net income of $1.8 billion for the six months ended June 30, 2019 increased $394 million, or 27%, primarily due to higher Operating income and lower Interest expense and Interest expense to affiliates, partially offset by higher Income tax expense. The impact of merger-related costs was $268 million, net of tax, for the six months ended June 30, 2019, compared to $39 million for the six months ended June 30, 2018. Net income for the six months ended June 30, 2018 benefited from hurricane related reimbursements, net of costs, of $22 million, net of tax.

•
Adjusted EBITDA, a non-GAAP financial measure, of $6.7 billion for the six months ended June 30, 2019 increased $556 million, or 9%, primarily due to higher Operating income driven by the factors described above. See “Performance Measures” for additional information.

•	Net cash provided by operating activities of $3.5 billion for the six months ended June 30, 2019 increased $1.5 billion, or 74%. See “Liquidity and Capital Resources” for additional information.

•
Free Cash Flow, a non-GAAP financial measure, of $1.8 billion for the six months ended June 30, 2019 increased $345 million, or 24%. Free Cash Flow includes $185 million and $17 million in payments for merger-related costs for the six months ended June 30, 2019 and 2018, respectively. See “Liquidity and Capital Resources” for additional information.

Index for Notes to the Condensed Consolidated Financial Statements

Set forth below is a summary of our unaudited condensed consolidated financial results:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2019	2018	$	%	2019	2018	$	%
Revenues
Branded postpaid revenues	$5,613	$5,164	$449	9%	$11,106	$10,234	$872	9%
Branded prepaid revenues	2,379	2,402	(23)	(1)%	4,765	4,804	(39)	(1)%
Wholesale revenues	313	275	38	14%	617	541	76	14%
Roaming and other service revenues	121	90	31	34%	215	158	57	36%
Total service revenues	8,426	7,931	495	6%	16,703	15,737	966	6%
Equipment revenues	2,263	2,325	(62)	(3)%	4,779	4,678	101	2%
Other revenues	290	315	(25)	(8)%	577	611	(34)	(6)%
Total revenues	10,979	10,571	408	4%	22,059	21,026	1,033	5%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,649	1,530	119	8%	3,195	3,119	76	2%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	2,661	2,772	(111)	(4)%	5,677	5,617	60	1%
Selling, general and administrative	3,543	3,185	358	11%	6,985	6,349	636	10%
Depreciation and amortization	1,585	1,634	(49)	(3)%	3,185	3,209	(24)	(1)%
Total operating expense	9,438	9,121	317	3%	19,042	18,294	748	4%
Operating income	1,541	1,450	91	6%	3,017	2,732	285	10%
Other income (expense)
Interest expense	(182)	(196)	14	(7)%	(361)	(447)	86	(19)%
Interest expense to affiliates	(101)	(128)	27	(21)%	(210)	(294)	84	(29)%
Interest income	4	6	(2)	(33)%	12	12	—	—%
Other expense, net	(22)	(64)	42	(66)%	(15)	(54)	39	(72)%
Total other expense, net	(301)	(382)	81	(21)%	(574)	(783)	209	(27)%
Income before income taxes	1,240	1,068	172	16%	2,443	1,949	494	25%
Income tax expense	(301)	(286)	(15)	5%	(596)	(496)	(100)	20%
Net income	$939	$782	$157	20%	$1,847	$1,453	$394	27%
Statement of Cash Flows Data
Net cash provided by operating activities	$2,147	$1,261	$886	70%	$3,539	$2,031	$1,508	74%
Net cash used in investing activities	(1,615)	(306)	(1,309)	428%	(2,581)	(768)	(1,813)	236%
Net cash used in financing activities	(866)	(3,267)	2,401	(73)%	(1,056)	(2,267)	1,211	(53)%
Non-GAAP Financial Measures
Adjusted EBITDA	$3,461	$3,233	$228	7%	$6,745	$6,189	$556	9%
Free Cash Flow	1,169	774	395	51%	1,787	1,442	345	24%

Index for Notes to the Condensed Consolidated Financial Statements

The following discussion and analysis are for the three and six months ended June 30, 2019, compared to the same period in 2018 unless otherwise stated.

Total revenues increased $408 million, or 4%, for the three months ended and $1.0 billion, or 5%, for the six months ended June 30, 2019, as discussed below.

Branded postpaid revenues increased $449 million, or 9%, for the three months ended and $872 million, or 9%, for the six months ended June 30, 2019, primarily from:

•
Higher average branded postpaid phone customers, primarily from growth in our customer base driven by the continued growth in existing and Greenfield markets, including the growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials, along with record low churn; and

•	Higher average branded postpaid other customers, driven by higher wearables and other connected devices, specifically the Apple watch; partially offset by

•	Lower branded postpaid phone ARPU. See “Branded Postpaid Phone ARPU” in the “Performance Measures” section of this MD&A.

Branded prepaid revenues were essentially flat for the three and six months ended June 30, 2019, with higher average branded prepaid customers driven by the continued success of our prepaid brands, offset by lower branded prepaid ARPU. See “Branded Prepaid ARPU” in the “Performance Measures” section of this MD&A.

Wholesale revenues increased $38 million, or 14%, for the three months ended and $76 million, or 14%, for the six months ended June 30, 2019, primarily from the continued success of our Mobile Virtual Network Operator (“MVNO”) partnerships.

Roaming and other service revenues increased $31 million, or 34%, for the three months ended and $57 million, or 36%, for the six months ended June 30, 2019, primarily from increases in domestic roaming revenues.

Equipment revenues decreased $62 million, or 3%, for the three months ended and increased $101 million, or 2%, for the six months ended June 30, 2019.

The decrease for the three months ended June 30, 2019, was primarily from:

•	A decrease of $86 million in device sales revenues, excluding purchased leased devices, primarily from:

•	An 11% decrease in the number of devices sold, excluding purchased lease devices; partially offset by

•	Higher average revenue per device sold primarily due to an increase in the high-end device mix; and

•	A decrease of $34 million in lease revenues primarily due to a lower number of customer devices under lease; partially offset by

•	An increase of $27 million related to proceeds from liquidations of inventory; and

•	An increase of $25 million in other equipment-related revenues.

The increase for the six months ended June 30, 2019, was primarily from:

•	An increase of $50 million in device sales revenues, excluding purchased leased devices, primarily from:

•	Higher average revenue per device sold due to an increase in the high-end device mix and lower promotions; partially offset by

•	A 10% decrease in the number of devices sold, excluding purchased leased devices;

•	A $53 million increase in other equipment-related revenues; and

•	A $21 million increase related to proceeds from liquidation of inventory; partially offset by

•	A $44 million decrease in lease revenues primarily due to a lower number of customer devices under lease.

Index for Notes to the Condensed Consolidated Financial Statements

Other revenues decreased $25 million, or 8%, for the three months ended and $34 million, or 6%, for the six months ended June 30, 2019, primarily from:

•
A decrease of $46 million for the three months ended and $92 million for the six months ended June 30, 2019 in co-location rental revenue from the adoption of the new lease standard; partially offset by

•	Higher amortized imputed discount on EIP receivables primarily due to an increase in volume of devices financed; and

•	Higher advertising revenues.

Operating expenses increased $317 million, or 3%, for the three months ended and $748 million, or 4%, for the six months ended June 30, 2019, primarily from higher Selling, general and administrative expenses and Cost of services as discussed below.

Cost of services, exclusive of depreciation and amortization, increased $119 million, or 8%, for the three months ended and $76 million, or 2%, for the six months ended June 30, 2019.

The increase for the three months ended June 30, 2019, was primarily from:

•	Higher costs for employee-related expenses and network expansion; and

•	Hurricane-related reimbursements of $70 million included in the three months ended June 30, 2018; partially offset by

•	Lower regulatory program costs; and

•
The positive impact of the new lease standard of approximately $95 million included in the three months ended June 30, 2019 resulting from the decrease in the average lease term and the change in accounting conclusion for certain sale-leaseback sites.

The increase for the six months ended June 30, 2019, was primarily from:

•	Higher costs for employee-related expenses, customer appreciation programs and network expansion; and

•	Hurricane-related reimbursements, net of costs, of $34 million included in the six months ended June 30, 2018; partially offset by

•	Lower regulatory program costs;

•
The positive impact of the new lease standard of approximately $190 million in the first half of 2019 resulting from the decrease in the average lease term and the change in accounting conclusion for certain sale-leaseback sites.

Cost of equipment sales, exclusive of depreciation and amortization, decreased $111 million, or 4%, for the three months ended and increased $60 million, or 1%, for the six months ended June 30, 2019.

The decrease for the three months ended June 30, 2019, was primarily from:

•	A decrease of $87 million in device cost of equipment sales, excluding purchased leased devices, primarily from:

•	An 11% decrease in the number of devices sold, excluding purchased lease devices; partially offset by

•	Higher average cost per device sold due to an increase in high-end device mix; and

•	A decrease of $46 million in extended warranty costs; partially offset by

•	An increase of $36 million in costs related to the liquidation of inventory.

The increase for the six months ended June 30, 2019, was primarily from:

•	An increase of $113 million in device cost of equipment sales, excluding purchased leased devices, primarily from:

•	Higher average cost per device sold due to an increase in high-end device mix; partially offset by

•	A 10% decrease in the number of devices sold, excluding purchased lease devices; and

Index for Notes to the Condensed Consolidated Financial Statements

•	An increase of $44 million in costs related to the liquidation of inventory and increased volumes; partially offset by

•	A decrease of $70 million in extended warranty costs; and

•	A decrease of $27 million from lower volume of returned devices at the end of the lease term.

Selling, general and administrative expenses increased $358 million, or 11%, for the three months ended and $636 million, or 10%, for the six months ended June 30, 2019.

The increase for the three months ended June 30, 2019, was primarily from:

•	An increase of $181 million in merger-related costs;

•	Higher costs related to outsourced functions and employee-related costs; and

•
Higher commissions expense resulting from an increase of $80 million in amortization expense related to commission costs that were capitalized beginning upon the adoption of ASC 606 on January 1, 2018; partially offset by lower commissions expense from lower gross customer additions and compensation structure changes.

The increase for the six months ended June 30, 2019, was primarily from:

•	An increase of $294 million in merger-related costs;

•	Higher costs related to outsourced functions;

•
Higher commissions expense resulting from an increase of $161 million in amortization expense related to commission costs that were capitalized beginning upon the adoption of ASC 606 on January 1, 2018; partially offset by lower commissions expense from lower gross customer additions and compensation structure changes; and

•	Higher employee-related costs.

Depreciation and amortization decreased $49 million, or 3%, for the three months ended and $24 million, or 1%, for the six months ended June 30, 2019, primarily from:

•	Lower depreciation expense resulting from a lower total number of customer devices under lease; partially offset by

•	The continued deployment of low band spectrum, including 600 MHz, and laying the groundwork for 5G.

Operating income, the components of which are discussed above, increased $91 million, or 6%, for the three months ended and $285 million, or 10%, for the six months ended June 30, 2019.

Interest expense decreased $14 million, or 7%, for the three months ended and $86 million, or 19%, for the six months ended June 30, 2019. The decrease for the six months ended June 30, 2019, was primarily from:

•	The redemption in April 2018 of aggregate principal amount of $2.4 billion Senior Notes, with various interest rates and maturity dates; and

•	An increase of $37 million in capitalized interest costs, primarily due to the build out of our network to utilize our 600 MHz spectrum licenses.

Interest expense to affiliates decreased $27 million, or 21%, for the three months ended and $84 million, or 29%, for the six months ended June 30, 2019, primarily from:

•
An increase of $18 million in capitalized interest costs for the three months ended and $61 million for six months ended June 30, 2019, primarily due to the build out of our network to utilize our 600 MHz spectrum licenses; and

•	Lower interest rates achieved through refinancing a total of $2.5 billion of Senior Reset Notes in April 2018.

Index for Notes to the Condensed Consolidated Financial Statements

Other expense, net decreased $42 million, or 66%, for the three months ended June 30, 2019 and decreased $39 million, or 72%, for the six months ended June 30, 2019, primarily from:

•	An $86 million loss during the three months ended June 30, 2018 on the early redemption of $2.5 billion of DT Senior Reset Notes due 2021 and 2022; partially offset by

•	A $30 million gain during the three months ended June 30, 2018 on the sale of auction rate securities which were originally acquired with MetroPCS; and

•
During the three months ended June 30, 2019, a $28 million redemption premium on the DT Senior Reset Notes; partially offset by the write-off embedded derivatives upon redemption of the debt which resulted in a gain of $11 million.

Additional items impacting the six months ended June 30, 2019 include the following:

•
A $25 million bargain purchase gain as part of our purchase price allocation related to the acquisition of Iowa Wireless Services, LLC (“IWS”) and a $15 million gain on our previously held equity interest in IWS, both recognized during the three months ended March 31, 2018; partially offset by

•	A $32 million loss on the early redemption of $1.0 billion of 6.125% Senior Notes due 2022 during the three months ended March 31, 2018.

Income tax expense increased $15 million, or 5%, for the three months ended and $100 million, or 20%, for the six months ended June 30, 2019, primarily from higher income before taxes, partially offset by a reduction in certain non-deductible expenses.

Net income, the components of which are discussed above, increased $157 million, or 20%, for the three months ended and $394 million, or 27%, for the six months ended June 30, 2019, primarily due to higher Operating income and lower interest expense and interest expense to affiliates, partially offset by higher Income tax expense. Net income included the following:

•
Merger-related costs of $175 million and $268 million, net of tax, for the three and six months ended June 30, 2019, respectively, compared to merger-related costs of $39 million, net of tax, for both the three and six months ended June 30, 2018; and

•
Hurricane related reimbursements, net costs, of $45 million and $22 million, net of tax, for the three and six months ended June 30, 2018, respectively. There were no impacts from hurricanes for the three and six months ended June 30, 2019.

Guarantor Subsidiaries

The financial condition and results of operations of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to our consolidated financial condition. The most significant components of the financial condition of our Non-Guarantor Subsidiaries were as follows:

	June 30, 2019	December 31, 2018	Change
(in millions)			$	%
Other current assets	$678	$645	$33	5%
Property and equipment, net	312	297	15	5%
Goodwill	218	218	—	NM
Tower obligations	2,171	2,173	(2)	—%
Total stockholders' deficit	(1,254)	(1,142)	(112)	10%
NM - Not Meaningful

Index for Notes to the Condensed Consolidated Financial Statements

The most significant components of the results of operations of our Non-Guarantor Subsidiaries were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2019	2018	$	%	2019	2018	$	%
Service revenues	$767	$551	$216	39%	$1,499	$1,091	$408	37%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	302	262	40	15%	574	498	76	15%
Selling, general and administrative	293	216	77	36%	568	452	116	26%
Total comprehensive income	118	42	76	181%	245	76	169	222%

The change to the results of operations of our Non-Guarantor Subsidiaries for the three months ended June 30, 2019, was primarily from:

•
Higher Service revenues, primarily due to an increase in activity of the non-guarantor subsidiary that provides premium services, primarily driven by a net increase in average revenue as well as growth in our customer base related to a premium service that launched at the end of August 2018 and sales of the new product; partially offset by

•
Higher Cost of equipment sales, exclusive of depreciation and amortization, primarily due to higher cost devices used for device insurance claims fulfillment, partially offset by an increase in device liquidations; and

•
Higher Selling, general and administrative expenses, primarily due to an increase in billing services fees due to an increase in rate during the fourth quarter of 2018 and an increase in program expenses, changes in fair value of the deferred purchase price assets for sold EIP receivables and certain employee-related costs from the non-guarantor Layer3 TV subsidiary.

The change to the results of operations of our Non-Guarantor Subsidiaries for the six months ended June 30, 2019, was primarily from:

•
Higher Service revenues, primarily due to an increase in activity of the non-guarantor subsidiary that provides premium services, primarily driven by a net increase in average revenue as well as growth in our customer base related to a premium service that launched at the end of August 2018 and sales of the new product; partially offset by

•
Higher Selling, general and administrative expenses, primarily due to an increase in billing services fees due to an increase in rate during the fourth quarter of 2018 and an increase in program expenses and certain employee-related costs from the non-guarantor Layer3 TV subsidiary; and

•
Higher Cost of equipment sales, exclusive of depreciation and amortization, primarily due to higher cost devices used for device insurance claims fulfillment, partially offset by an increase in device liquidations.

All other results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. See Note 14 – Guarantor Financial Information of the Notes to the Condensed Consolidated Financial Statements.

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

Total Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Branded customers generally include customers that are qualified either for postpaid service utilizing phones, DIGITS or connected devices which includes tablets, wearables and SyncUp DRIVE™, where they generally pay after receiving service, or prepaid service, where they generally pay in advance. Our branded prepaid customers include customers

Index for Notes to the Condensed Consolidated Financial Statements

of T-Mobile and Metro by T-Mobile. Wholesale customers include Machine-to-Machine (“M2M”) and MVNO customers that operate on our network but are managed by wholesale partners.

On July 18, 2019, we entered into an agreement whereby certain T-Mobile branded prepaid products will now be offered and distributed by a current Mobile Virtual Network Operator (“MVNO”) partner. Upon the effective date, the agreement resulted in a base adjustment to reduce branded prepaid customers by 616,000 as we will no longer actively support the branded product offering. Prospectively, new customer activity associated with these products will be recorded within wholesale customers and revenue for these customers will be recorded within wholesale revenues in our Condensed Consolidated Statements of Comprehensive Income.

The following table sets forth the number of ending customers:

	June 30, 2019	June 30, 2018	Change
(in thousands)			#	%
Customers, end of period
Branded postpaid phone customers	38,590	35,430	3,160	9%
Branded postpaid other customers	6,056	4,652	1,404	30%
Total branded postpaid customers	44,646	40,082	4,564	11%
Branded prepaid customers	21,337	20,967	370	2%
Total branded customers	65,983	61,049	4,934	8%
Wholesale customers	17,069	14,570	2,499	17%
Total customers, end of period	83,052	75,619	7,433	10%

Branded Customers

Total branded customers increased 4,934,000, or 8%, primarily from:

•
Higher branded postpaid phone customers driven by the growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials and continued growth in existing and Greenfield markets, along with record-low churn, partially offset by competitive activity;

•	Higher branded postpaid other customers, primarily due to strength in gross customer additions from wearables and other connected devices; and

•	Higher branded prepaid customers driven by the continued success of our prepaid brands due to promotional activities, rate plan offers, and growth in connected devices, along with lower churn.

Wholesale

Wholesale customers increased 2,499,000, or 17%, primarily due to the continued success of our M2M and MVNO partnerships.

Index for Notes to the Condensed Consolidated Financial Statements

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2019	2018	#	%	2019	2018	# Change	% Change
Net customer additions
Branded postpaid phone customers	710	686	24	3%	1,366	1,303	63	5%
Branded postpaid other customers	398	331	67	20%	761	719	42	6%
Total branded postpaid customers	1,108	1,017	91	9%	2,127	2,022	105	5%
Branded prepaid customers	131	91	40	44%	200	290	(90)	(31)%
Total branded customers	1,239	1,108	131	12%	2,327	2,312	15	1%
Wholesale customers	512	471	41	9%	1,074	700	374	53%
Total net customer additions	1,751	1,579	172	11%	3,401	3,012	389	13%

Branded Customers

Total branded net customer additions increased 131,000, or 12%, for the three months ended and increased 15,000, or 1%, for the six months ended June 30, 2019.

The increase for the three months ended June 30, 2019 was primarily from:

•	Higher branded postpaid other net customer additions primarily due to higher gross customer additions from connected devices and lower churn;

•	Higher branded prepaid net customer additions primarily due to lower churn, partially offset by the impact of continued promotional activities in the marketplace; and

•	Higher branded postpaid phone net customer additions primarily due to record-low churn.

The increase for the six months ended June 30, 2019 was primarily from:

•	Higher branded postpaid phone net customer additions primarily due to record-low churn; and

•
Higher branded postpaid other net customer additions primarily due to higher gross customer additions from connected devices, partially offset by higher deactivations from a growing customer base; partially offset by

•	Lower branded prepaid net customer additions primarily due to continued promotional activities in the marketplace, partially offset by lower churn.

Wholesale

Wholesale net customer additions increased 41,000, or 9%, for the three months ended and increased 374,000, or 53%, for the six months ended June 30, 2019 primarily due to higher gross additions from the continued success of our M2M and MVNO partnerships.

Customers Per Account

Customers per account is calculated by dividing the number of branded postpaid customers as of the end of the period by the number of branded postpaid accounts as of the end of the period. An account may include branded postpaid phone customers and branded postpaid other customers which includes DIGITS and connected devices such as tablets, wearables and SyncUp DRIVE™. We believe branded postpaid customers per account provides management, investors and analysts with useful information to evaluate our branded postpaid customer base.

Index for Notes to the Condensed Consolidated Financial Statements

The following table sets forth the branded postpaid customers per account:

	June 30, 2019	June 30, 2018	Change
			#	%
Branded postpaid customers per account	3.08	2.97	0.11	4%

Branded postpaid customers per account increased 4% primarily from continued growth of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials, promotional activities targeting families and the continued success of connected devices and wearables.

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

The following table sets forth the churn:

	Three Months Ended June 30,		Bps Change	Six Months Ended June 30,		Bps Change
	2019	2018		2019	2018
Branded postpaid phone churn	0.78%	0.95%	-17 bps	0.83%	1.01%	-18 bps
Branded prepaid churn	3.49%	3.81%	-32 bps	3.67%	3.87%	-20 bps

Branded postpaid phone churn decreased 17 basis points for the three months ended and decreased 18 basis points for the six months ended June 30, 2019, primarily from increased customer satisfaction and loyalty from ongoing improvements to network quality, industry-leading customer service and the overall value of our offerings.

Branded prepaid churn decreased 32 basis points for the three months ended and decreased 20 basis points for the six months ended June 30, 2019, primarily due to the continued success of our prepaid brands due to promotional activities and rate plan offers as well as increased customer satisfaction and loyalty from ongoing improvements to network quality.

Index for Notes to the Condensed Consolidated Financial Statements

Average Revenue Per User

ARPU represents the average monthly service revenue earned from customers. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue per customer and assist in forecasting our future service revenues generated from our customer base. Branded postpaid phone ARPU excludes Branded postpaid other customers and related revenues which includes DIGITS and connected devices such as tablets, wearables and SyncUp DRIVE™.

The following table illustrates the calculation of our operating measure ARPU and reconciles this measure to the related service revenues:

(in millions, except average number of customers and ARPU)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$5,613	$5,164	$449	9%	$11,106	$10,234	$872	9%
Less: Branded postpaid other revenues	(326)	(272)	(54)	20%	(636)	(531)	(105)	20%
Branded postpaid phone service revenues	$5,287	$4,892	$395	8%	$10,470	$9,703	$767	8%
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	38,226	35,051	3,175	9%	37,865	34,711	3,154	9%
Branded postpaid phone ARPU	$46.10	$46.52	$(0.42)	(1)%	$46.09	$46.59	$(0.50)	(1)%
Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$2,379	$2,402	$(23)	(1)%	$4,765	$4,804	$(39)	(1)%
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	21,169	20,806	363	2%	21,146	20,695	451	2%
Branded prepaid ARPU	$37.46	$38.48	$(1.02)	(3)%	$37.56	$38.69	$(1.13)	(3)%

Index for Notes to the Condensed Consolidated Financial Statements

Branded Postpaid Phone ARPU

Branded postpaid phone ARPU decreased $0.42, or 1%, for the three months ended and $0.50, or 1%, for the six months ended June 30, 2019.

The decrease for the three months ended June 30, 2019, was primarily due to:

•	A reduction in regulatory program revenues from the continued adoption of tax inclusive plans;

•
The ongoing growth in our Netflix offering, which totaled $0.61 for the three months ended June 30, 2019, and decreased branded postpaid phone ARPU by $0.30 compared to the three months ended June 30, 2018;

•	A reduction in certain non-recurring charges; and

•	The growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials; partially offset by

•	Higher premium services revenue.

The decrease for the six months ended June 30, 2019, was primarily due to:

•	A reduction in regulatory program revenues from the continued adoption of tax inclusive plans;

•
The ongoing growth in our Netflix offering, which totaled $0.56 for the six months ended June 30, 2019, and decreased branded postpaid phone ARPU by $0.28 compared to the six months ended June 30, 2018; and

•	A reduction in certain non-recurring charges; partially offset by

•	Higher premium services revenue.

We continue to expect Branded postpaid phone ARPU in full-year 2019 to remain generally stable within a range from plus 1% to minus 1%, compared to full-year 2018.

Branded Prepaid ARPU

Branded prepaid ARPU decreased $1.02, or 3%, for the three months ended and $1.13, or 3%, for the six months ended June 30, 2019.

The decrease for the three months ended June 30, 2019, was primarily due to:

•	Dilution from promotional rate plans; and

•
Growth in our Amazon Prime offering - included as a benefit with certain Metro by T-Mobile unlimited rate plans as of Q4 2018 - which impacted prepaid ARPU by $0.47 for the three months ended June 30, 2019; partially offset by

•	An increase in certain non-recurring charges.

The decrease for the six months ended June 30, 2019, was primarily due to:

•	Dilution from promotional rate plans; and

•
Growth in our Amazon Prime offering - included as a benefit with certain Metro by T-Mobile unlimited rate plans as of Q4 2018 - which impacted prepaid ARPU by $0.39 for the six months ended June 30, 2019; partially offset by

•	An increase in certain non-recurring charges.

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

Index for Notes to the Condensed Consolidated Financial Statements

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

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2019	2018	$	%	2019	2018	$	%
Net income	$939	$782	$157	20%	$1,847	$1,453	$394	27%
Adjustments:
Interest expense	182	196	(14)	(7)%	361	447	(86)	(19)%
Interest expense to affiliates	101	128	(27)	(21)%	210	294	(84)	(29)%
Interest income	(4)	(6)	2	(33)%	(12)	(12)	—	—%
Other (income) expense, net	22	64	(42)	(66)%	15	54	(39)	(72)%
Income tax expense (benefit)	301	286	15	5%	596	496	100	20%
Operating income	1,541	1,450	91	6%	3,017	2,732	285	10%
Depreciation and amortization	1,585	1,634	(49)	(3)%	3,185	3,209	(24)	(1)%
Stock-based compensation (1)	111	106	5	5%	204	202	2	1%
Merger-related costs	222	41	181	441%	335	41	294	717%
Other, net (2)	2	2	—	—%	4	5	(1)	(20)%
Adjusted EBITDA	$3,461	$3,233	$228	7%	$6,745	$6,189	$556	9%
Net income margin (Net income divided by service revenues)	11%	10%		100 bps	11%	9%		200 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by service revenues)	41%	41%		0 bps	40%	39%		100 bps

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

Adjusted EBITDA increased $228 million, or 7%, for the three months ended and $556 million, or 9%, for the six months ended June 30, 2019.

The increase for the three months ended June 30, 2019, was primarily due to:

•	Higher service revenues, as further discussed above; partially offset by

•	Higher Selling, general and administrative expenses;

•	Higher Cost of services expenses; and

•	The impact from hurricane-related reimbursements of $70 million for the three months ended June 30, 2018. There was no impact from hurricanes for the three months ended June 30, 2019.

Index for Notes to the Condensed Consolidated Financial Statements

The increase for the six months ended June 30, 2019, was primarily due to:

•	Higher service revenues, as further discussed above; and

•	The positive impact of the new lease standard of approximately $98 million; partially offset by

•	Higher Selling, general and administrative expenses;

•	Higher Cost of services expenses; and

•
The impact from hurricane-related reimbursements, net of costs, of $34 million included in the six months ended June 30, 2018. There was no impact from hurricanes for the six months ended June 30, 2019.

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

Cash Flows

The following is a condensed schedule of our cash flows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2019	2018	$	%	2019	2018	$	%
Net cash provided by operating activities	$2,147	$1,261	$886	70%	$3,539	$2,031	$1,508	74%
Net cash used in investing activities	(1,615)	(306)	(1,309)	428%	(2,581)	(768)	(1,813)	236%
Net cash used in financing activities	(866)	(3,267)	2,401	(73)%	(1,056)	(2,267)	1,211	(53)%

Operating Activities

Net cash provided by operating activities increased $886 million, or 70%, for the three months ended and $1.5 billion, or 74%, for the six months ended June 30, 2019.

The increase for the three months ended June 30, 2019, was primarily from:

•
A $817 million decrease in net cash outflows from changes in working capital, primarily due to lower use from Accounts receivable, Other current and long-term assets, Equipment installment plan receivables and Accounts payable and accrued liabilities; and

•	A $157 million increase in Net income.

The increase for the six months ended June 30, 2019, was primarily from:

•
A $1.0 billion decrease in net cash outflows from changes in working capital, primarily due to lower use from Accounts payable and accrued liabilities and Other current and long-term liabilities, partially offset by higher use from inventories; and

•	A $394 million increase in Net income.

Changes in Operating lease right-of-use assets and Short and long-term operating lease liabilities are now presented in Changes in operating assets and liabilities due to the adoption of the new lease standard. The net impact of changes in these accounts decreased Net cash provided by operating activities by $52 million and $139 million for the three and six months ended June 30, 2019, respectively.

Index for Notes to the Condensed Consolidated Financial Statements

Investing Activities

Net cash used in investing activities increased $1.3 billion, or 428%, for the three months ended and $1.8 billion, or 236%, for the six months ended June 30, 2019.

The use of cash for the three months ended June 30, 2019, was primarily from:

•
$1.8 billion in Purchases of property and equipment, including capitalized interest, primarily driven by growth in network build as we continued deployment of low band spectrum, including 600 MHz, and started laying the groundwork for 5G; and

•	$665 million in Purchases of spectrum licenses and other intangible assets, including deposits; partially offset by

•	$839 million in Proceeds related to beneficial interests in securitization transactions.

The use of cash for the six months ended June 30, 2019, was primarily from:

•
$3.7 billion in Purchases of property and equipment, including capitalized interest, primarily driven by growth in network build as we continued deployment of low band spectrum, including 600 MHz, and started laying the groundwork for 5G; and

•	$850 million in Purchases of spectrum licenses and other intangible assets, including deposits; partially offset by

•	$2.0 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash used in financing activities decreased $2.4 billion, or 73%, for the three months ended and $1.2 billion, or 53%, for the six months ended June 30, 2019.

The use of cash for the three months ended June 30, 2019, was primarily from:

•	$600 million for Repayments of long-term debt; and

•	$229 million for Repayments of financing lease obligations.

•	Activity under the revolving credit facility included borrowing and full repayment of $880 million, for a net of $0 impact.

The use of cash for the six months ended June 30, 2019, was primarily from:

•	$600 million for Repayments of long-term debt;

•	$315 million for Repayments of financing lease obligations; and

•	$104 million for Tax withholdings on share-based awards.

•	Activity under the revolving credit facility included borrowing and full repayment of $1.8 billion, for a net of $0 impact.

Cash and Cash Equivalents

As of June 30, 2019, our Cash and cash equivalents were $1.1 billion compared to $1.2 billion at December 31, 2018.

Index for Notes to the Condensed Consolidated Financial Statements

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2019	2018	$	%	2019	2018	$	%
Net cash provided by operating activities	$2,147	$1,261	$886	70%	$3,539	$2,031	$1,508	74%
Cash purchases of property and equipment	(1,789)	(1,629)	(160)	10%	(3,720)	(2,995)	(725)	24%
Proceeds related to beneficial interests in securitization transactions	839	1,323	(484)	(37)%	1,996	2,618	(622)	(24)%
Cash payments for debt prepayment or debt extinguishment costs	(28)	(181)	153	(85)%	(28)	(212)	184	(87)%
Free Cash Flow	$1,169	$774	$395	51%	$1,787	$1,442	$345	24%

Free Cash Flow increased $395 million, or 51%, for the three months ended and $345 million, or 24%, for the six months ended June 30, 2019.

The increase for the three months ended June 30, 2019, was from:

•	Higher Net cash provided by operating activities, as described above; and

•	Lower Cash payments for debt extinguishment costs; partially offset by

•	Lower Proceeds related to our deferred purchase price from securitization transactions; and

•	Higher Cash purchases of property and equipment, net of capitalized interest of $125 million and $102 million for the three months ended June 30, 2019 and 2018, respectively.

•	Free Cash Flow includes $151 million and $17 million in payments for merger-related costs for the three months ended June 30, 2019 and 2018, respectively.

The increase for the six months ended June 30, 2019, was from:

•	Higher Net cash provided by operating activities, as described above; and

•	Lower Cash payments for debt extinguishment costs; partially offset by

•	Higher Cash Purchases of property and equipment, net of capitalized interest of $243 million and $145 million for the six months ended June 30, 2019 and 2018, respectively; and

•	Lower Proceeds related to our deferred purchase price from securitization transactions.

•	Free Cash Flow includes $185 million and $17 million in payments for merger-related costs for the six months ended June 30, 2019 and 2018, respectively.

Borrowing Capacity and Debt Financing

As of June 30, 2019, our total debt was $25.2 billion, excluding our tower obligations, of which $24.9 billion was classified as long-term debt.

Effective April 28, 2019, we redeemed $600 million aggregate principal amount of our DT Senior Reset Notes. The notes were redeemed at a redemption price equal to 104.666% of the principal amount of the notes (plus accrued and unpaid interest thereon) and were paid on April 29, 2019. The redemption premium was $28 million and was included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income and in Cash payments for debt prepayment or debt extinguishment costs in our Condensed Consolidated Statements of Cash Flows.

Certain components of the reset features were required to be bifurcated from the DT Senior Reset Notes and were separately accounted for as embedded derivatives. The write-off of embedded derivatives upon redemption resulted in a gain of $11 million which was included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income. See Note 7 - Fair Value Measurements for further information.

Index for Notes to the Condensed Consolidated Financial Statements

We maintain a $2.5 billion revolving credit facility with DT which is comprised of a $1.0 billion unsecured revolving credit agreement and a $1.5 billion secured revolving credit agreement, with a maturity date of December 29, 2021. As of June 30, 2019 and December 31, 2018, there were no outstanding borrowings under the revolving credit facility.

We maintain a handset financing arrangement with Deutsche Bank AG (“Deutsche Bank”), which allows for up to $108 million in borrowings. Under the handset financing arrangement, we can effectively extend payment terms for invoices payable to certain handset vendors. As of June 30, 2019 and December 31, 2018, there was no outstanding balance.

We maintain vendor financing arrangements with our primary network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. As of June 30, 2019, there was $300 million in outstanding borrowings under the vendor financing agreements. As of December 31, 2018, there was no outstanding balance.

Consents on Debt

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a financing matters agreement, dated as of April 29, 2018, pursuant to which DT agreed, among other things, to consent to the incurrence by
T-Mobile USA of secured debt in connection with and after the consummation of the Merger. If the Merger is consummated, we will make payments for requisite consents to DT. There was no payment accrued as of June 30, 2019.

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement dated as of May 14, 2018, we obtained consents necessary to effect certain amendments to certain existing debt of us and our subsidiaries. If the Merger is consummated, we will make payments for requisite consents to third-party note holders. There was no payment accrued as of June 30, 2019.

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

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of June 30, 2019.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain partners, which provide us with the ability to enter into financing leases for network equipment and services. As of June 30, 2019, we have committed to $3.4 billion of financing

Index for Notes to the Condensed Consolidated Financial Statements

leases under these financing lease facilities, of which $316 million and $407 million was executed during the three and six months ended June 30, 2019, respectively. We expect to enter into up to an additional $493 million in financing lease commitments during 2019.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure. Property and equipment capital expenditures primarily relate to our network transformation, including the build-out of our network to utilize our 600 MHz spectrum licenses. We expect cash purchases of property and equipment, excluding capitalized interest of approximately $400 million, to be at the very high end of the range of $5.4 to $5.7 billion and cash purchases of property and equipment, including capitalized interest, to be at the very high end of the range of $5.8 to $6.1 billion in 2019. This includes expenditures for the continued deployment of 600 MHz and laying the groundwork for 5G deployment. This does not include property and equipment obtained through financing lease agreements, leased wireless devices transferred from inventory or any additional purchases of spectrum licenses.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended June 30, 2019, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with DT. We have relied upon DT for information regarding their activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: MTN Irancell, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended June 30, 2019, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to Telecommunication Company of Iran and to three customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Bank Sepah, and Europäisch-Iranische Handelsbank. These services have been

Index for Notes to the Condensed Consolidated Financial Statements

terminated or are in the process of being terminated. For the three months ended June 30, 2019, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries, operating a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended June 30, 2019 were less than $0.1 million. We understand that DT intends to continue these activities.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of June 30, 2019, we derecognized net receivables of $2.6 billion upon sale through these arrangements. See Note 5 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements for further information.

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

•
Capital lease assets previously included within Property and equipment, net, were reclassified to financing lease right-of-use assets and capital lease liabilities previously included in Short-term debt and Long-term debt were reclassified to financing lease liabilities in our Condensed Consolidated Balance Sheet.

•
Certain line items in the Condensed Consolidated Statements of Cash Flows and the “Supplementary disclosure of cash flow information” have been renamed to align with the new terminology presented in the new lease standard; “Repayment of capital lease obligations” is now presenting as “Repayments of financing lease obligations” and “Assets acquired under capital lease obligations” is now presenting as “Financing lease right-of-use assets obtained in exchange for lease obligations.” In the “Operating Activities” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease right-of-use assets” and “Short and long-term operating lease liabilities” which represent the change in the operating lease asset and liability, respectively. Additionally, in the “Supplemental disclosure of cash flow information” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease payments,” and in the “Noncash investing and financing activities” section we have added “Operating lease right-of-use assets obtained in exchange for lease obligations.”

•
In determining the discount rate used to measure the right-of-use asset and lease liability, we use rates implicit in the lease, or if not readily available, we use our incremental borrowing rate. Our incremental borrowing rate is based on an estimated secured rate comprised of a risk-free LIBOR rate plus a credit spread as secured by our assets.

Index for Notes to the Condensed Consolidated Financial Statements

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

•
We elected the use of hindsight whereby we applied current lease term assumptions that are applied to new leases in determining the expected lease term period for all cell sites. Upon adoption of the new lease standard and application of hindsight our expected lease term has shortened to reflect payments due for the initial non-cancelable lease term only. This assessment corresponds to our lease term assessment for new leases and aligns with the payments that have been disclosed as lease commitments in prior years. As a result, the average remaining lease term for cell sites has decreased from approximately nine to five years based on lease contracts in effect at transition on January 1, 2019. The aggregate impact of using the hindsight is an estimated decrease in Total operating expense of $240 million in fiscal year 2019.

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

•
We concluded that a sale should be recognized for the 900 tower sites transferred to CCI pursuant to the sale of a subsidiary and for the 500 tower sites transferred to PTI. Upon adoption on January 1, 2019 we derecognized our existing long-term financial obligation and the tower-related property and equipment associated with these 1,400 previously failed sale-leaseback tower sites and recognized a lease liability and right-of-use asset for the leaseback of the tower sites. The estimated impacts from the change in accounting conclusion are primarily a decrease in Other revenues of $44 million and a decrease in Interest expense of $34 million in fiscal year 2019.

•
Rental revenues and expenses associated with co-location tower sites are presented on a net basis under the new lease standard. These revenues and expenses were presented on a gross basis under the former lease standard.

See Note 1 - Summary of Significant Accounting Policies and Note 11 - Leases of the Notes to the Condensed Consolidated Financial Statements for further information.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 3 - Business Combinations and Note 12 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-Q, the Risk Factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, and the following risk factors, should be considered carefully in evaluating T-Mobile. Our business, financial condition, liquidity, or operating results, as well as the price of our common stock and other securities, could be materially adversely affected by any of these risks.

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

The completion of the Transactions is subject to a number of conditions, including, among others, obtaining certain governmental authorizations, consents, orders or other approvals, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the receipt of required approvals from the Federal Communications Commission (“FCC”) and certain state and territorial public utility commissions or similar state and foreign regulatory bodies, and the absence of any injunction prohibiting the Transactions or any legal requirements enacted by a court or other governmental entity preventing the completion of the Transactions. In connection with these required approvals, we have agreed to significant actions and conditions, including the planned divestiture of Sprint’s prepaid wireless businesses to DISH Network Corporation and ongoing commercial and transition services arrangements to be entered into in connection with such divestiture, which we and Sprint announced on July 26, 2019 (the “Divestiture Transaction”), a stipulation and order and proposed final judgment with the U.S. Department of Justice, which we and Sprint announced on July 26, 2019 (the “Consent Decree”), the proposed commitments contained in the ex parte presentation filed with the Secretary of the FCC, which we and Sprint announced on May 20, 2019 (the “FCC Commitments”) and any other commitments or undertakings we may enter into with governmental authorities at the federal and state level (collectively, with the Consent Decree and the FCC Commitments, the “Government Commitments”). There is no assurance that the remaining required authorizations, consents, orders or other approvals will be obtained or that they will be obtained in a timely manner, or whether they will be subject to additional required actions, conditions, limitations or restrictions on the combined company’s business, operations or assets. In addition, the attorneys general of thirteen states and the District of Columbia have commenced litigation seeking an order prohibiting the consummation of the Transactions. Such litigation, and such required actions, conditions, limitations and restrictions, may jeopardize or delay completion of the Transactions, reduce or delay the anticipated benefits of the Transactions or allow the parties to the Business Combination Agreement to terminate the Business Combination Agreement, which could result in a material adverse effect on our or the combined company’s business, financial condition or operating results. In addition, the completion of the Transactions is also subject to T-Mobile USA having specified minimum credit ratings on the closing date of the Transactions (after giving effect to the Merger) from at least two of three specified credit rating agencies, subject to certain qualifications. In the event that we terminate the Business Combination Agreement in connection with a failure to satisfy the closing condition related to the specified minimum credit ratings, then in certain circumstances, we may be required to pay Sprint an amount equal to $600 million. If the Transactions are not completed by November 1, 2019 (or, if the Marketing Period (as defined in the Business Combination Agreement) has started and is in effect at such date, then January 2, 2020)), or if there is a final and non-appealable order or injunction preventing the consummation of the Transactions, either we or Sprint may terminate the Business Combination Agreement. The Business Combination Agreement may also be terminated if the other conditions to closing are not satisfied, and we and Sprint may also mutually decide to terminate the Business Combination Agreement.

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

Index for Notes to the Condensed Consolidated Financial Statements

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

In addition, we and our affiliates are involved in various disputes, governmental and/or regulatory inspections, investigations and proceedings and litigation matters that arise from time to time, including the antitrust litigation related to the Transactions brought by the attorneys general of thirteen states and the District of Columbia, and it is possible that an unfavorable resolution of these matters could prevent the consummation of the Transactions and/or adversely affect us and our results of operations, financial condition and cash flows and the results of operations, financial condition and cash flows of the combined company.

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

Index for Notes to the Condensed Consolidated Financial Statements

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

Our business and Sprint’s business may not be integrated successfully or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruption, including difficulties in completing the Divestiture Transaction, satisfying all of the Government Commitments and maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected following the Transactions. Revenues following the Transactions may be lower than expected.

The combination of two independent businesses is complex, costly and time-consuming and may divert significant management attention and resources to combining our and Sprint’s business practices and operations. This process, as well as the Divestiture Transaction and the Government Commitments, may disrupt our business. The failure to meet the challenges involved in combining our and Sprint’s businesses and to realize the anticipated benefits of the Transactions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company. The overall combination of our and Sprint’s businesses, the completion of the Divestiture Transaction and the compliance with the Government Commitments may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. The difficulties of combining the operations of the companies, completing the Divestiture Transaction and satisfying all of the Government Commitments include, among others:

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

•
differences in control environments, cultures, and auditor expectations may result in future material weaknesses, significant deficiencies, and/or control deficiencies while we work to integrate the companies and align guidelines and practices;

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

•
challenges in managing the divestiture process for the Divestiture Transaction and in conjunction with the ongoing commercial and transition services arrangements to be entered into in connection with the Divestiture Transaction;

•
difficulties in satisfying the large number of Government Commitments in the required timeframes and the tracking and monitoring of them, including the network build-out obligations under the FCC Commitments;

•	contingent liabilities that are larger than expected; and

Index for Notes to the Condensed Consolidated Financial Statements

•	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Transactions, the Divestiture Transaction and the Government Commitments.

Some of these factors are outside of our control and/or will be outside the control of the combined company, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of our and Sprint’s businesses are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected, including as a result of the Divestiture Transaction, the Government Commitments and/or the other actions and conditions we have agreed to in connection with the Transactions, or otherwise. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of our and Sprint’s businesses and in connection with the Divestiture Transaction and the Government Commitments, including potential penalties that could arise if we fail to fulfill our obligations thereunder. All of these factors could cause dilution to the earnings per share of the combined company, decrease or delay the projected accretive effect of the Merger, and negatively impact the price of our common stock following the Merger. As a result, it cannot be assured that the combination of T-Mobile and Sprint will result in the realization of the full benefits expected from the Transactions within the anticipated time frames or at all.

The indebtedness of the combined company following the completion of the Transactions will be substantially greater than the indebtedness of each of T-Mobile and Sprint on a standalone basis prior to the execution of the Business Combination Agreement. This increased level of indebtedness could adversely affect the combined company’s business flexibility and increase its borrowing costs.

In connection with the Transactions, we and Sprint have conducted, and expect to conduct, certain pre-Merger financing transactions, which will be used in part to prepay a portion of our and Sprint’s existing indebtedness and to fund liquidity needs. After giving effect to the pre-Merger financing transactions and the Transactions, we anticipate that the combined company will have consolidated indebtedness of up to approximately $69.0 billion to $71.0 billion, based on estimated June 30, 2019 debt and cash balances, and excluding tower obligations and operating lease liabilities.

Our substantially increased indebtedness following the Transactions could have the effect, among other things, of reducing our flexibility to respond to changing business, economic, market and industry conditions and increasing the amount of cash required to meet interest payments. In addition, this increased level of indebtedness following the Transactions may reduce funds available to support efforts to combine our and Sprint’s businesses and realize the expected benefits of the Transactions, and may also reduce funds available for capital expenditures, share repurchases and other activities that may put the combined company at a competitive disadvantage relative to other companies with lower debt levels. Further, it may be necessary for the combined company to incur substantial additional indebtedness in the future, subject to the restrictions contained in its debt instruments, which could increase the risks associated with the capital structure of the combined company.

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

Index for Notes to the Condensed Consolidated Financial Statements

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

In particular, we have received commitments for $30.0 billion in debt financing to fund the Transactions, which is comprised of (i) a $4.0 billion secured revolving credit facility, (ii) a $7.0 billion term loan credit facility and (iii) a $19.0 billion secured bridge loan facility. Our reliance on the financing from the $19.0 billion secured bridge loan facility commitment is intended to be reduced through one or more secured note offerings or other long-term financings prior to the Merger closing. However, there can be no assurance that we will be able to issue any such secured notes or other long-term financings on terms we find acceptable or at all, especially in light of the recent debt market volatility, in which case we may have to exercise some or all of the commitments under the secured bridge facility to fund the Transactions. Accordingly, the costs of financing for the Transactions may be higher than expected.

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

We have incurred, and will incur, substantial expenses in connection with and as a result of completing the Transactions, the Divestiture Transaction and the compliance with the Government Commitments, and over a period of time following the

Index for Notes to the Condensed Consolidated Financial Statements

completion of the Transactions, the combined company also expects to incur substantial expenses in connection with integrating and coordinating our and Sprint’s businesses, operations, policies and procedures. A portion of the transaction costs related to the Transactions will be incurred regardless of whether the Transactions are completed. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses will exceed the costs historically borne by us. These costs could adversely affect our financial condition and results of operations prior to the Transactions and the financial condition and results of operations of the combined company following the Transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Index for Notes to the Condensed Consolidated Financial Statements

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.1*	Letter Agreement, dated as of February 19, 2018, between T-Mobile US, Inc. and David R. Carey.				X
10.2*	Compensation Term Sheet, dated as of April 28, 2018, for David R. Carey.				X
10.3*	Letter Agreement, dated as of April 28, 2018, between T-Mobile US, Inc. and David R. Carey.				X
10.4*	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015, June 16, 2016, June 13, 2017 and June 13, 2019).				X
10.5	Supplemental Agreement, effective as of June 3, 2019, to the License Agreement, dated as of April 30, 2013, by and between T-Mobile US, Inc. and Deutsche Telekom AG.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herein.

Index for Notes to the Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

July 26, 2019	/s/ J. Braxton Carter
J. Braxton Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)