Form 10-Q
period 2019-09-30
T-Mobile US, Inc.
filed 2019-10-28
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 23, 2019
Common Stock, par value $0.00001 per share	855,574,798

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$1,653	$1,203
Accounts receivable, net of allowances of $61 and $67	1,822	1,769
Equipment installment plan receivables, net	2,425	2,538
Accounts receivable from affiliates	20	11
Inventory	801	1,084
Other current assets	1,737	1,676
Total current assets	8,458	8,281
Property and equipment, net	22,098	23,359
Operating lease right-of-use assets	10,914	—
Financing lease right-of-use assets	2,855	—
Goodwill	1,930	1,901
Spectrum licenses	36,442	35,559
Other intangible assets, net	144	198
Equipment installment plan receivables due after one year, net	1,469	1,547
Other assets	1,799	1,623
Total assets	$86,109	$72,468
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$6,406	$7,741
Payables to affiliates	252	200
Short-term debt	475	841
Deferred revenue	608	698
Short-term operating lease liabilities	2,232	—
Short-term financing lease liabilities	1,013	—
Other current liabilities	1,883	787
Total current liabilities	12,869	10,267
Long-term debt	10,956	12,124
Long-term debt to affiliates	13,986	14,582
Tower obligations	2,241	2,557
Deferred tax liabilities	5,296	4,472
Operating lease liabilities	10,614	—
Financing lease liabilities	1,440	—
Deferred rent expense	—	2,781
Other long-term liabilities	936	967
Total long-term liabilities	45,469	37,483
Commitments and contingencies (Note 12)
Stockholders' equity
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 857,072,063 and 851,675,119 shares issued, 855,557,671 and 850,180,317 shares outstanding	—	—
Additional paid-in capital	38,433	38,010
Treasury stock, at cost, 1,514,392 and 1,494,802 shares issued	(8)	(6)
Accumulated other comprehensive loss	(1,070)	(332)
Accumulated deficit	(9,584)	(12,954)
Total stockholders' equity	27,771	24,718
Total liabilities and stockholders' equity	$86,109	$72,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2019	2018	2019	2018
Revenues
Branded postpaid revenues	$5,746	$5,244	$16,852	$15,478
Branded prepaid revenues	2,385	2,395	7,150	7,199
Wholesale revenues	321	338	938	879
Roaming and other service revenues	131	89	346	247
Total service revenues	8,583	8,066	25,286	23,803
Equipment revenues	2,186	2,391	6,965	7,069
Other revenues	292	382	869	993
Total revenues	11,061	10,839	33,120	31,865
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,733	1,586	4,928	4,705
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	2,704	2,862	8,381	8,479
Selling, general and administrative	3,498	3,314	10,483	9,663
Depreciation and amortization	1,655	1,637	4,840	4,846
Total operating expense	9,590	9,399	28,632	27,693
Operating income	1,471	1,440	4,488	4,172
Other income (expense)
Interest expense	(184)	(194)	(545)	(641)
Interest expense to affiliates	(100)	(124)	(310)	(418)
Interest income	5	5	17	17
Other income (expense), net	3	3	(12)	(51)
Total other expense, net	(276)	(310)	(850)	(1,093)
Income before income taxes	1,195	1,130	3,638	3,079
Income tax expense	(325)	(335)	(921)	(831)
Net income	$870	$795	$2,717	$2,248

Net income	$870	$795	$2,717	$2,248
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax effect of $88, $0, $256, and $0	(257)	—	(738)	—
Other comprehensive loss	(257)	—	(738)	—
Total comprehensive income	$613	$795	$1,979	$2,248
Earnings per share
Basic	$1.02	$0.94	$3.18	$2.65
Diluted	$1.01	$0.93	$3.15	$2.62
Weighted average shares outstanding
Basic	854,578,241	847,087,120	853,391,370	849,960,290
Diluted	862,690,751	853,852,764	862,854,654	858,248,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Operating activities
Net income	$870	$795	$2,717	$2,248
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,655	1,637	4,840	4,846
Stock-based compensation expense	126	115	366	324
Deferred income tax expense	294	284	849	762
Bad debt expense	74	80	218	209
Losses from sales of receivables	28	48	91	127
Deferred rent expense	—	10	—	21
Losses on redemption of debt	—	—	19	122
Changes in operating assets and liabilities
Accounts receivable	(745)	(1,238)	(2,693)	(3,247)
Equipment installment plan receivables	(78)	(335)	(478)	(843)
Inventories	(36)	(115)	(139)	43
Operating lease right-of-use assets	491	—	1,395	—
Other current and long-term assets	(118)	(193)	(288)	(309)
Accounts payable and accrued liabilities	(395)	(265)	(339)	(1,372)
Short and long-term operating lease liabilities	(549)	—	(1,592)	—
Other current and long-term liabilities	42	39	136	(21)
Other, net	89	52	185	35
Net cash provided by operating activities	1,748	914	5,287	2,945
Investing activities
Purchases of property and equipment, including capitalized interest of $118 and $101 and $361 and $246	(1,514)	(1,362)	(5,234)	(4,357)
Purchases of spectrum licenses and other intangible assets, including deposits	(13)	(22)	(863)	(101)
Proceeds related to beneficial interests in securitization transactions	900	1,338	2,896	3,956
Acquisition of companies, net of cash acquired	(31)	—	(31)	(338)
Other, net	1	4	(6)	30
Net cash used in investing activities	(657)	(42)	(3,238)	(810)
Financing activities
Proceeds from issuance of long-term debt	—	—	—	2,494
Payments of consent fees related to long-term debt	—	—	—	(38)
Proceeds from borrowing on revolving credit facility	575	1,810	2,340	6,050
Repayments of revolving credit facility	(575)	(2,130)	(2,340)	(6,050)
Repayments of financing lease obligations	(235)	(181)	(550)	(508)
Repayments of short-term debt for purchases of inventory, property and equipment, net	(300)	(246)	(300)	(246)
Repayments of long-term debt	—	—	(600)	(3,349)
Repurchases of common stock	—	—	—	(1,071)
Tax withholdings on share-based awards	(4)	(5)	(108)	(89)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(28)	(212)
Other, net	(4)	(6)	(13)	(6)
Net cash used in financing activities	(543)	(758)	(1,599)	(3,025)
Change in cash and cash equivalents	548	114	450	(890)
Cash and cash equivalents
Beginning of period	1,105	215	1,203	1,219
End of period	$1,653	$329	$1,653	$329
Supplemental disclosure of cash flow information
Interest payments, net of amounts capitalized	$327	$366	$912	$1,303
Operating lease payments (1)	703	—	2,094	—
Income tax payments	5	29	77	40
Noncash investing and financing activities
Noncash beneficial interest obtained in exchange for securitized receivables	$1,734	$1,263	$4,862	$3,596
(Decrease) increase in accounts payable for purchases of property and equipment	(460)	78	(906)	(672)
Leased devices transferred from inventory to property and equipment	298	229	612	813
Returned leased devices transferred from property and equipment to inventory	(65)	(74)	(189)	(246)
Short-term debt assumed for financing of property and equipment	475	—	775	291
Operating lease right-of-use assets obtained in exchange for lease obligations	989	—	3,083	—
Financing lease right-of-use assets obtained in exchange for lease obligations	395	133	943	451
(1) On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which requires certain supplemental cash flow disclosures. Where these disclosures or a comparable figure were not required under the former lease standard, we have not retrospectively presented historical amounts. See Note 1 – Summary of Significant Accounting Policies for additional details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2019	854,452,642	$(8)	$38,242	$(813)	$(10,454)	$26,967
Net income	—	—	—	—	870	870
Other comprehensive loss	—	—	—	(257)	—	(257)
Stock-based compensation	—	—	140	—	—	140
Exercise of stock options	19,619	—	—	—	—	—
Stock issued for employee stock purchase plan	955,849	—	55	—	—	55
Issuance of vested restricted stock units	179,155	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(53,349)	—	(4)	—	—	(4)
Distribution from NQDC plan	3,755	—	—	—	—	—
Balance as of September 30, 2019	855,557,671	$(8)	$38,433	$(1,070)	$(9,584)	$27,771

Balance as of December 31, 2018	850,180,317	$(6)	$38,010	$(332)	$(12,954)	$24,718
Net income	—	—	—	—	2,717	2,717
Other comprehensive loss	—	—	—	(738)	—	(738)
Stock-based compensation	—	—	404	—	—	404
Exercise of stock options	70,754	—	1	—	—	1
Stock issued for employee stock purchase plan	2,091,650	—	124	—	—	124
Issuance of vested restricted stock units	4,729,270	—	—	—	—	—
Forfeiture of restricted stock awards	(20,769)	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,474,011)	—	(108)	—	—	(108)
Transfer RSU from NQDC plan	(19,540)	(2)	2	—	—	—
Prior year retained earnings	—	—	—	—	653	653
Balance as of September 30, 2019	855,557,671	$(8)	$38,433	$(1,070)	$(9,584)	$27,771

The accompanying notes are an integral part of these condensed consolidated financial statements

Index for Notes to the Condensed Consolidated Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2018	847,225,746	$(7)	$37,786	$—	$(14,389)	$23,390
Net income	—	—	—	—	795	795
Stock-based compensation	—	—	127	—	—	127
Exercise of stock options	36,973	—	—	—	—	—
Stock issued for employee stock purchase plan	942,475	—	48	—	—	48
Issuance of vested restricted stock units	251,953	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(77,323)	—	(5)	—	—	(5)
Distribution from NQDC plan	855	—	—	—	—	—
Balance as of September 30, 2018	848,380,679	$(7)	$37,956	$—	$(13,594)	$24,355

Balance as of December 31, 2017	859,406,651	$(4)	$38,629	$8	$(16,074)	$22,559
Net income	—	—	—	—	2,248	2,248
Stock-based compensation	—	—	361	—	—	361
Exercise of stock options	174,514	—	3	—	—	3
Stock issued for employee stock purchase plan	2,011,970	—	103	—	—	103
Issuance of vested restricted stock units	4,707,512	—	—	—	—	—
Issuance of restricted stock awards	354,459	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,481,129)	—	(89)	—	—	(89)
Repurchases of common stock	(16,738,758)	—	(1,054)	—	—	(1,054)
Transfer RSU from NQDC plan	(54,540)	(3)	3	—	—	—
Prior year retained earnings	—	—	—	(8)	232	224
Balance as of September 30, 2018	848,380,679	$(7)	$37,956	$—	$(13,594)	$24,355

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

•
Certain line items in the Condensed Consolidated Statements of Cash Flows and the “Supplemental disclosure of cash flow information” have been renamed to align with the new terminology presented in the new lease standard; “Repayment of capital lease obligations” is now presented as “Repayments of financing lease obligations” and “Assets acquired under capital lease obligations” is now presented as “Financing lease right-of-use assets obtained in exchange for lease obligations.” In the “Operating Activities” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease right-of-use assets” and “Short and long-term operating lease liabilities” which represent the change in the operating lease asset and liability, respectively. Additionally, in the “Supplemental disclosure of cash flow information” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease payments,” and in the “Noncash investing and financing activities” section we have added “Operating lease right-of-use assets obtained in exchange for lease obligations.”

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

•
We elected the use of hindsight whereby we applied current lease term assumptions that are applied to new leases in determining the expected lease term period for all cell sites. Upon adoption of the new lease standard and application of hindsight, our expected lease term has shortened to reflect payments due for the initial non-cancelable lease term only. This assessment corresponds to our lease term assessment for new leases and aligns with the payments that have been disclosed as lease commitments in prior years. As a result, the average remaining lease term for cell sites has decreased from approximately nine to five years based on lease contracts in effect at transition on January 1, 2019. The aggregate impact of using hindsight is an estimated decrease in Total operating expense of $240 million in fiscal year 2019.

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

Including the impacts from the change in the accounting conclusion on the 1,400 previously failed sale-leaseback tower sites and the change in presentation on the income statement of the 6,200 tower sites for which a sale did not occur, the cumulative effects of initially applying the new lease standard for the year ended December 31, 2019 are estimated as follows:

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

We will adopt the new credit loss standard on January 1, 2020, and will recognize lifetime expected credit losses at the inception of our credit risk exposures whereas we currently recognize credit losses only when it is probable that they have been incurred. We will also recognize expected credit losses on our EIP receivables, excluding consideration of any unamortized discount on those receivables. We currently offset our estimate of probable losses on our equipment installment plan (“EIP”) receivables by the amount of the related unamortized discounts on those receivables. We have developed an expected credit loss model and are refining the inputs including the forward-looking loss indicators. The estimated impact of the new credit loss standard on our receivables portfolio as of September 30, 2019, would be an increase to our allowance for credit losses of $70 million to $90 million, an increase to deferred tax assets of approximately $20 million and an increase to Accumulated deficit of $50 million to $70 million.

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

Acquisition

In July 2019, we completed our acquisition of a mobile marketing company for cash consideration of $32 million. See Note 3 - Business Combinations for further information.

Sales of Certain Receivables

In February 2019, the service receivable sale arrangement was amended to extend the scheduled expiration date, as well as extend certain third-party credit support under the arrangement, to March 2021.

Index for Notes to the Condensed Consolidated Financial Statements

Note Redemption

Effective April 28, 2019, we redeemed $600 million aggregate principal amount of our 9.332% Senior Reset Notes due 2023 (the “DT Senior Reset Notes”) held by Deutsche Telekom AG (“DT”), our majority stockholder. The notes were redeemed at a redemption price equal to 104.666% of the principal amount of the notes (plus accrued and unpaid interest thereon) and were paid on April 29, 2019. The redemption premium was $28 million during the three months ended June 30, 2019 and was included in Other income (expense), net in our Condensed Consolidated Statements of Comprehensive Income and in Cash payments for debt prepayment or debt extinguishment costs in our Condensed Consolidated Statements of Cash Flows.

Certain components of the reset features were required to be bifurcated from the DT Senior Reset Notes and were separately accounted for as embedded derivatives. The write-off of embedded derivatives upon redemption resulted in a gain of $11 million during the three months ended June 30, 2019 and was included in Other income (expense), net in our Condensed Consolidated Statements of Comprehensive Income. See Note 7 - Fair Value Measurements for further information.

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

In connection with the entry into the Business Combination Agreement, T-Mobile USA, Inc. (“T-Mobile USA”) entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018, the “Commitment Letter”). On September 6, 2019, T-Mobile USA amended and restated the Commitment Letter which (i) reduced the commitments under the secured term loan facility from $7 billion to $4 billion and (ii) extended the commitments thereunder through May 1, 2020. The funding of the debt facilities provided for in the Commitment Letter is subject to the satisfaction of the conditions set forth therein, including consummation of the Merger. The proceeds of the debt financing provided for in the Commitment Letter will be used to refinance certain existing debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing working capital needs of the combined company. We will incur certain fees on the secured term loan facility beginning on November 1, 2019. We expect to incur certain additional fees in connection with the financing provided for in the Commitment Letter, if the Merger is consummated. There were no fees accrued as of September 30, 2019.

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a financing matters agreement, dated as of April 29, 2018, pursuant to which DT agreed, among other things, to consent to the incurrence by T-Mobile USA of secured debt in connection with and after the consummation of the Merger. If the Merger is consummated, we will make payments for requisite consents to DT. There were no consent payments accrued as of September 30, 2019.

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement dated as of May 14, 2018, we obtained consents necessary to effect certain amendments to certain existing debt of us and our subsidiaries. If the Merger is consummated, we will make payments for requisite consents to third-party note holders. There were no consent payments accrued as of September 30, 2019.

Under the terms of the Business Combination Agreement, Sprint may be required to reimburse us for 33% of the upfront consent and related bank fees we paid, or $14 million, if the Business Combination Agreement is terminated. There were no reimbursements accrued as of September 30, 2019. On May 18, 2018, Sprint also obtained consents necessary to effect certain amendments to certain existing debt of Sprint and its subsidiaries. Under the terms of the Business Combination Agreement, we may also be required to reimburse Sprint for 67% of the upfront consent and related bank fees it paid, or $162 million, if the Business Combination Agreement is terminated. There were no fees accrued as of September 30, 2019.

Index for Notes to the Condensed Consolidated Financial Statements

We recognized merger-related costs of $159 million and $53 million for the three months ended September 30, 2019 and 2018, respectively, and $494 million and $94 million for the nine months ended September 30, 2019 and 2018, respectively. These costs generally included consulting and legal fees and were recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income.

The consummation of the Transactions remains subject to regulatory approvals and certain other customary closing conditions. We now expect the Merger will be permitted to close in early 2020. The Business Combination Agreement contains certain termination rights for both Sprint and us. If we terminate the Business Combination Agreement in connection with a failure to satisfy the closing condition related to specified minimum credit ratings for the combined company on the closing date of the Merger (after giving effect to the Merger) from at least two of the three credit rating agencies, then in certain circumstances, we may be required to pay Sprint an amount equal to $600 million.

On June 18, 2018, we filed the Public Interest Statement and applications for approval of the Merger with the Federal Communications Commission (“FCC”). On July 18, 2018, the FCC issued a Public Notice formally accepting our applications and establishing a period for public comment. On May 20, 2019, to facilitate the FCC’s review and approval of the FCC license transfers associated with the proposed Merger, we and Sprint filed with the FCC a written ex parte presentation (the “Presentation”) relating to the proposed Merger. The Presentation included proposed commitments from us and Sprint. Following the Presentation, we received statements of support for the Merger by the FCC Chairman Ajit Pai and Commissioners Carr and O’Rielly. The Federal Communications Commission voted to approve the Merger on October 16, 2019.

On June 11, 2019, a number of state attorneys general filed a lawsuit against us, DT, Sprint, and SoftBank Group Corp. in the U.S. District Court for the Southern District of New York, alleging that the Merger, if consummated, would violate Section 7 of the Clayton Act and so should be enjoined. After it was filed, several additional states joined the lawsuit. Of the states that joined the lawsuit, two have subsequently withdrawn from the suit having resolved their concerns with the Merger. Discovery in the lawsuit is ongoing, and the court has set a trial date of December 9, 2019. We believe the plaintiffs’ claims are without merit, and we intend to defend the lawsuit vigorously.

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

Index for Notes to the Condensed Consolidated Financial Statements

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

The consummation of the Merger remains subject to regulatory approvals and certain other customary closing conditions. We now expect the Merger will be permitted to close in early 2020.

Acquisition

In July 2019, we completed our acquisition of a mobile marketing company, for cash consideration of $32 million. Upon closing of the transaction, the acquired company became a wholly-owned consolidated subsidiary to T-Mobile. We recorded Goodwill of approximately $29 million, calculated as the excess of the purchase price paid over the fair value of net assets acquired. The acquired goodwill was allocated to our wireless reporting unit and will be tested for impairment at this level.

The assets acquired and liabilities assumed were not material to our Condensed Consolidated Balance Sheets. The financial results from the acquisition closing date through September 30, 2019 were not material to our Condensed Consolidated Statements of Comprehensive Income. The acquisition was not material to our prior period consolidated results on a pro forma basis.

Note 4 – Receivables and Allowance for Credit Losses

Our portfolio of receivables is comprised of two portfolio segments: accounts receivable and EIP receivables. Our accounts receivable segment primarily consists of amounts currently due from customers, including service and leased device receivables, other carriers and third-party retail channels.

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

Index for Notes to the Condensed Consolidated Financial Statements

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	September 30, 2019	December 31, 2018
EIP receivables, gross	$4,289	$4,534
Unamortized imputed discount	(294)	(330)
EIP receivables, net of unamortized imputed discount	3,995	4,204
Allowance for credit losses	(101)	(119)
EIP receivables, net	$3,894	$4,085
Classified on the balance sheet as:
Equipment installment plan receivables, net	$2,425	$2,538
Equipment installment plan receivables due after one year, net	1,469	1,547
EIP receivables, net	$3,894	$4,085

To determine the appropriate level of the allowance for credit losses, we consider a number of credit quality factors, including historical credit losses and timely payment experience as well as current collection trends such as write-off frequency and severity, aging of the receivable portfolio, credit quality of the customer base and other qualitative factors such as macro-economic conditions.

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

The EIP receivables had weighted average effective imputed interest rates of 9.2% and 10.0% as of September 30, 2019, and December 31, 2018, respectively.

Activity for the nine months ended September 30, 2019 and 2018, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	September 30, 2019			September 30, 2018
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$67	$449	$516	$86	$396	$482
Bad debt expense	51	167	218	46	163	209
Write-offs, net of recoveries	(57)	(185)	(242)	(62)	(179)	(241)
Change in imputed discount on short-term and long-term EIP receivables	N/A	91	91	N/A	155	155
Impact on the imputed discount from sales of EIP receivables	N/A	(127)	(127)	N/A	(146)	(146)
Allowance for credit losses and imputed discount, end of period	$61	$395	$456	$70	$389	$459

Management considers the aging of receivables to be an important credit indicator. The following table provides delinquency status for the unpaid principal balance for receivables within the EIP portfolio segment, which we actively monitor as part of our current credit risk management practices and policies:

	September 30, 2019			December 31, 2018
(in millions)	Prime	Subprime	Total EIP Receivables, gross	Prime	Subprime	Total EIP Receivables, gross
Current - 30 days past due	$2,178	$2,021	$4,199	$1,987	$2,446	$4,433
31 - 60 days past due	13	26	39	15	32	47
61 - 90 days past due	6	17	23	6	19	25
More than 90 days past due	7	21	28	7	22	29
Total receivables, gross	$2,204	$2,085	$4,289	$2,015	$2,519	$4,534

Index for Notes to the Condensed Consolidated Financial Statements

Note 5 – Sales of Certain Receivables

We have entered into transactions to sell certain service and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). The maximum funding commitment of the service receivable sale arrangement is $950 million. In February 2019, the service receivable sale arrangement was amended to extend the scheduled expiration date, as well as certain third-party credit support under the arrangement, to March 2021. As of September 30, 2019 and December 31, 2018, the service receivable sale arrangement provided funding of $950 million and $774 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

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

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to our variable interest in the Service VIE:

(in millions)	September 30, 2019	December 31, 2018
Other current assets	$352	$339
Accounts payable and accrued liabilities	1	59
Other current liabilities	275	149

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivable on a revolving basis (the “EIP sale arrangement”). The maximum funding commitment of the EIP sale arrangement is $1.3 billion, and the scheduled expiration date is November 2020.

Index for Notes to the Condensed Consolidated Financial Statements

As of both September 30, 2019 and December 31, 2018, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

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

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to the EIP BRE:

(in millions)	September 30, 2019	December 31, 2018
Other current assets	$347	$321
Other assets	85	88
Other long-term liabilities	21	22

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

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of September 30, 2019, and December 31, 2018, our deferred purchase price related to the sales of service receivables and EIP receivables was $782 million and $746 million, respectively.

Index for Notes to the Condensed Consolidated Financial Statements

The following table summarizes the impact of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2019	December 31, 2018
Derecognized net service receivables and EIP receivables	$2,664	$2,577
Other current assets	699	660
of which, deferred purchase price	698	658
Other long-term assets	85	88
of which, deferred purchase price	85	88
Accounts payable and accrued liabilities	1	59
Other current liabilities	275	149
Other long-term liabilities	21	22
Net cash proceeds since inception	1,953	1,879
Of which:
Change in net cash proceeds during the year-to-date period	74	(179)
Net cash proceeds funded by reinvested collections	1,879	2,058

We recognized losses from sales of receivables, including adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price, of $28 million and $48 million for the three months ended September 30, 2019 and 2018, respectively, and $91 million and $127 million for the nine months ended September 30, 2019 and 2018, respectively, in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income.

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

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.2 billion as of September 30, 2019. The maximum exposure to loss, which is a required disclosure under U.S. GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery. We believe the probability of these circumstances occurring is remote and the maximum exposure to loss is not an indication of our expected loss.

Note 6 – Spectrum License Transactions

Spectrum Licenses

The following table summarizes our spectrum license activity for the nine months ended September 30, 2019:

(in millions)	2019
Balance at December 31, 2018	$35,559
Spectrum license acquisitions	857
Spectrum licenses transferred to held for sale	—
Costs to clear spectrum	26
Balance at September 30, 2019	$36,442

Index for Notes to the Condensed Consolidated Financial Statements

The following is a summary of significant spectrum transactions for the nine months ended September 30, 2019:

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

The licenses are included in Spectrum licenses as of September 30, 2019, in our Condensed Consolidated Balance Sheets. Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits in our Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2019.

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
In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. The fair value of interest rate lock derivatives was a liability of $1.4 billion and $447 million as of September 30, 2019 and December 31, 2018, respectively, and were included in Other current liabilities in our Condensed Consolidated Balance Sheets. As of and for the three and nine months ended September 30, 2019, no amounts were accrued or amortized into Interest expense in the Condensed Consolidated Statements of Comprehensive Income. Aggregate changes in fair value, net of tax, of $1.1 billion and $332 million are presented in Accumulated other comprehensive loss as of September 30, 2019, and December 31, 2018, respectively.
The interest rate lock derivatives will be settled upon the earlier of the issuance of fixed-rate debt or the current mandatory termination date of December 3, 2019. We expect to extend the mandatory termination date, at which time we may elect to provide cash collateral up to the fair value of the derivatives on the effective date. If we provide any such cash collateral to any of our derivative counterparties, we will begin making (or receiving), depending on daily market movements, variation margin payments to (or from) such derivative counterparties. Upon settlement of the interest rate lock derivatives, we will receive, or make, a cash payment in the amount of the fair value of the cash flow hedge as of the settlement date. There were no cash payments or receipts associated with these derivatives for the three and nine months ended September 30, 2019.

Index for Notes to the Condensed Consolidated Financial Statements

Embedded derivatives
Effective April 28, 2019, we redeemed $600 million aggregate principal amount of our 9.332% Senior Reset Notes due 2023 held by DT. The notes were redeemed at a redemption price equal to 104.666% of the principal amount of the notes (plus accrued and unpaid interest thereon) and were paid on April 29, 2019. The write-off of embedded derivatives upon redemption of the DT Senior Reset Notes resulted in a gain of $11 million during the three months ended June 30, 2019 and was included in Other income (expense), net in our Condensed Consolidated Statements of Comprehensive Income.
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

The carrying amounts and fair values of our assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	September 30, 2019		December 31, 2018
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Deferred purchase price assets	3	$782	$782	$746	$746

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates, Incremental Term Loan Facility to affiliates and Senior Reset Notes to affiliates. The fair value estimates were based on information available as of September 30, 2019, and December 31, 2018. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	September 30, 2019		December 31, 2018
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$10,956	$11,506	$10,950	$10,945
Senior Notes to affiliates	2	9,986	10,384	9,984	9,802
Incremental Term Loan Facility to affiliates	2	4,000	4,000	4,000	3,976
Senior Reset Notes to affiliates	2	—	—	598	640

Index for Notes to the Condensed Consolidated Financial Statements

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

The carrying amounts of our guarantee liabilities measured at fair value on a non-recurring basis included in our Condensed Consolidated Balance Sheets were $65 million and $73 million as of September 30, 2019, and December 31, 2018, respectively.

The total estimated remaining gross EIP receivable balances of all enrolled handset upgrade program customers, which are the remaining EIP amounts underlying the JUMP! guarantee, including EIP receivables that have been sold, was $2.9 billion as of September 30, 2019. This is not an indication of our expected loss exposure as it does not consider the expected fair value of the used handset or the probability and timing of the trade-in.

Note 8 – Tower Obligations

In 2012, we conveyed to CCI the exclusive right to manage and operate approximately 7,100 T-Mobile-owned wireless communication tower sites in exchange for net proceeds of $2.5 billion (the “2012 Tower Transaction”). Rights to approximately 6,200 of the tower sites were transferred to CCI via a master prepaid lease with site lease terms ranging from 23 to 37 years (“CCI Lease Sites”), while the remaining tower sites were sold to CCI (“CCI Sales Sites”). CCI has fixed-price purchase options for the CCI Lease Sites totaling approximately $2.0 billion, exercisable at the end of the lease term. We lease back space at certain tower sites for an initial term of ten years, followed by optional renewals at customary terms.

In 2015, we conveyed to PTI the exclusive right to manage and operate certain T-Mobile-owned wireless communication tower sites (“PTI Sales Sites”) in exchange for net proceeds of approximately $140 million (the “2015 Tower Transaction”). As of September 30, 2019, rights to approximately 150 of the tower sites remain operated by PTI under a management agreement. We lease back space at certain tower sites for an initial term of ten years, followed by optional renewals at customary terms.

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

The following table summarizes the balances of the failed sale-leasebacks in the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2019	December 31, 2018
Property and equipment, net	$211	$329
Tower obligations	2,241	2,557

Future minimum payments related to the tower obligations are approximately $158 million for the year ending September 30, 2020, $315 million in total for the years ending September 30, 2021 and 2022, $315 million in total for years ending September 30, 2023 and 2024, and $498 million in total for years thereafter.

Index for Notes to the Condensed Consolidated Financial Statements

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

Note 9 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communication services to three primary categories of customers:

•
Branded postpaid customers generally include customers who are qualified to pay after receiving wireless communication services utilizing phones, wearables, DIGITS, or connected devices which includes tablets and SyncUP DRIVE™;

•	Branded prepaid customers generally include customers who pay for wireless communication services in advance. Our branded prepaid customers include customers of T-Mobile and Metro by T-Mobile; and

•	Wholesale customers include Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers that operate on our network but are managed by wholesale partners.

Branded postpaid service revenues, including branded postpaid phone revenues and branded postpaid other revenues, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Branded postpaid service revenues
Branded postpaid phone revenues	$5,400	$4,955	$15,870	$14,658
Branded postpaid other revenues	346	289	982	820
Total branded postpaid service revenues	$5,746	$5,244	$16,852	$15,478

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

Equipment revenues from the lease of mobile communication devices were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Equipment revenues from the lease of mobile communication devices	$142	$176	$446	$524

Contract Balances

The opening and closing balances of our contract asset and contract liability balances from contracts with customers as of December 31, 2018 and September 30, 2019, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2018	$51	$645
Balance as of September 30, 2019	55	550
Change	$4	$(95)

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract. The change in the contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment which is recognized as bad debt expense. The current portion of our Contract Assets of approximately $44 million and $51 million as of September 30, 2019 and December 31, 2018, respectively, was included in Other current assets in our Condensed Consolidated Balance Sheets.

Index for Notes to the Condensed Consolidated Financial Statements

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities is primarily related to the migration of customers to unlimited rate plans. Contract liabilities are included in Deferred revenue in our Condensed Consolidated Balance Sheets.

Revenues for the three and nine months ended September 30, 2019 and 2018, include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Amounts included in the beginning of year contract liability balance	$39	$23	$642	$582

Remaining Performance Obligations

As of September 30, 2019, the aggregate amount of transaction price allocated to remaining service performance obligations for branded postpaid contracts with promotional bill credits that result in an extended service contract is $229 million. We expect to recognize this revenue as service is provided over the extended contract term in the next 24 months.

Certain of our wholesale, roaming and other service contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of September 30, 2019, the aggregate amount of the contractual minimum consideration for wholesale, roaming and other service contracts is $336 million, $1.2 billion and $1.6 billion for 2019, 2020 and 2021 and beyond, respectively. These contracts have a remaining duration of less than one to eleven years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of monthly service contracts. The aggregate amount of the transaction price allocated to remaining performance obligations includes the estimated amount to be invoiced to the customer.

Contract Costs

The total balance of deferred incremental costs to obtain contracts as of September 30, 2019, was $831 million compared to $644 million as of December 31, 2018. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs was $162 million and $79 million for the three months ended September 30, 2019 and 2018, respectively, and $415 million and $171 million for the nine months ended September 30, 2019 and 2018, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and nine months ended September 30, 2019 and 2018.

Index for Notes to the Condensed Consolidated Financial Statements

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2019	2018	2019	2018
Net income	$870	$795	$2,717	$2,248

Weighted average shares outstanding - basic	854,578,241	847,087,120	853,391,370	849,960,290
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	8,112,510	6,765,644	9,463,284	8,288,278
Weighted average shares outstanding - diluted	862,690,751	853,852,764	862,854,654	858,248,568

Earnings per share - basic	$1.02	$0.94	$3.18	$2.65
Earnings per share - diluted	$1.01	$0.93	$3.15	$2.62

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	241	537,810	30,314	779,644

As of September 30, 2019, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of September 30, 2019 and 2018.

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

The components of lease expense were as follows:

(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$657	$1,893
Financing lease expense:
Amortization of right-of-use assets	146	376
Interest on lease liabilities	21	61
Total financing lease expense	167	437
Variable lease expense	62	185
Total lease expense	$886	$2,515

Index for Notes to the Condensed Consolidated Financial Statements

Information relating to the lease term and discount rate is as follows:

September 30, 2019
Weighted Average Remaining Lease Term (Years)
Operating leases	6
Financing leases	3
Weighted Average Discount Rate
Operating leases	4.9%
Financing leases	4.3%

Maturities of lease liabilities as of September 30, 2019, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending September 30,
2020	$2,716	$1,073
2021	2,557	764
2022	2,311	467
2023	1,905	102
2024	1,602	75
Thereafter	4,009	131
Total lease payments	$15,100	$2,612
Less imputed interest	2,254	159
Total	$12,846	$2,453

Interest payments for financing leases for the three and nine months ended September 30, 2019, were $20 million and $61 million, respectively.

As of September 30, 2019, we have additional operating leases for cell sites and commercial properties that have not yet commenced with lease payments of approximately $315 million.

As of September 30, 2019, we were contingently liable for future ground lease payments related to the tower obligations. These contingent obligations are not included in the above table as the amounts owed are contractually owed by CCI based on the subleasing arrangement. See Note 8 - Tower Obligations for further information.

Lessor

JUMP! On Demand allows customers to lease a device (handset or tablet) over a period of 18 months and upgrade it for a new device up to one time per month. Upon device upgrade or at lease end, customers must return or purchase their device. The purchase price at the expiration of the lease is established at lease commencement and reflects the estimated residual value of the device, which reflects the estimated fair value of the underlying asset at the end of the lease term. The JUMP! On Demand leases do not contain any residual value guarantees or variable lease payments, and there are no restrictions or covenants imposed by these leases. Leased wireless devices are included in Property and equipment, net in our Condensed Consolidated Balance Sheets.

The components of leased wireless devices under our JUMP! On Demand program were as follows:

(in millions)	September 30, 2019	December 31, 2018
Leased wireless devices, gross	$1,033	$1,159
Accumulated depreciation	(490)	(622)
Leased wireless devices, net	$543	$537

Index for Notes to the Condensed Consolidated Financial Statements

For equipment revenues from the lease of mobile communication devices, see Note 9 - Revenue from Contracts with Customers.

Future minimum payments expected to be received over the lease term related to the leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Total
Twelve Months Ending September 30,
2020	$350
2021	73
Total	$423

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

Total rent expense under operating leases, including dedicated transportation lines, was $759 million and $2.3 billion for the three and nine months ended September 30, 2018, and was classified as Cost of services and Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income.

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

Index for Notes to the Condensed Consolidated Financial Statements

As of December 31, 2018, the future minimum payments required under capital leases, including interest and maintenance, over their remaining terms are summarized below:

(in millions)	Future Minimum Payments
Year Ended December 31,
2019	$909
2020	631
2021	389
2022	102
2023	66
Thereafter	106
Total	$2,203
Included in Total
Interest	$143
Maintenance	45

Note 12 – Commitments and Contingencies

Purchase Commitments

We have commitments for non-dedicated transportation lines with varying expiration terms through 2035. In addition, we have commitments to purchase and lease spectrum licenses, wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2043. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

Our purchase obligations are approximately $4.2 billion for the year ending September 30, 2020, $3.2 billion in total for the years ending September 30, 2021 and 2022, $1.8 billion in total for the years ending September 30, 2023 and 2024 and $1.5 billion in total for the years thereafter.

In September 2018, we signed a reciprocal long-term spectrum lease with Sprint. The lease includes an offsetting amount to be received from Sprint for the lease of our spectrum. Lease payments began in the fourth quarter of 2018. The minimum commitment under this lease as of September 30, 2019, is $495 million. The reciprocal long-term lease is a distinct transaction from the Merger.

Under the previous lease standard certain of our network backhaul arrangements were accounted for as operating leases. Obligations under these agreements were included within our operating lease commitments as of December 31, 2018.

These agreements no longer qualify as leases under the new lease standard. Our commitments under these agreements as of September 30, 2019, were approximately $152 million for the year ending September 30, 2020, $250 million in total for the years ended September 30, 2021 and 2022, $166 million in total for the years ended September 30, 2023 and 2024, and $204 million in total for years thereafter.

Interest rate lock derivatives
In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. These interest rate lock derivatives were designated as cash flow hedges to reduce variability in cash flows due to changes in interest payments attributable to increases or decreases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. The fair value of interest rate lock derivatives as of September 30, 2019, was a liability of $1.4 billion and is included in Other current liabilities in our Condensed Consolidated Balance Sheets. See Note 7 – Fair Value Measurements for further information.

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

Index for Notes to the Condensed Consolidated Financial Statements

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

In September 2019, certain Non-Guarantor Subsidiaries became Guarantor Subsidiaries. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Presented below is the condensed consolidating financial information as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018.

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet Information
September 30, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$5	$1	$1,539	$108	$—	$1,653
Accounts receivable, net	—	—	1,524	298	—	1,822
Equipment installment plan receivables, net	—	—	2,425	—	—	2,425
Accounts receivable from affiliates	—	5	20	—	(5)	20
Inventory	—	—	801	—	—	801
Other current assets	—	—	1,042	695	—	1,737
Total current assets	5	6	7,351	1,101	(5)	8,458
Property and equipment, net (1)	—	—	21,891	207	—	22,098
Operating lease right-of-use assets	—	—	10,914	—	—	10,914
Financing lease right-of-use assets	—	—	2,855	—	—	2,855
Goodwill	—	—	1,930	—	—	1,930
Spectrum licenses	—	—	36,442	—	—	36,442
Other intangible assets, net	—	—	144	—	—	144
Investments in subsidiaries, net	27,946	50,500	—	—	(78,446)	—
Intercompany receivables and note receivables	—	4,603	—	—	(4,603)	—
Equipment installment plan receivables due after one year, net	—	—	1,469	—	—	1,469
Other assets	—	9	1,720	210	(140)	1,799
Total assets	$27,951	$55,118	$84,716	$1,518	$(83,194)	$86,109
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$136	$6,005	$265	$—	$6,406
Payables to affiliates	—	177	80	—	(5)	252
Short-term debt	—	475	—	—	—	475
Deferred revenue	—	—	608	—	—	608
Short-term operating lease liabilities	—	—	2,232	—	—	2,232
Short-term financing lease liabilities	—	—	1,013	—	—	1,013
Other current liabilities	—	1,442	145	296	—	1,883
Total current liabilities	—	2,230	10,083	561	(5)	12,869
Long-term debt	—	10,956	—	—	—	10,956
Long-term debt to affiliates	—	13,986	—	—	—	13,986
Tower obligations (1)	—	—	75	2,166	—	2,241
Deferred tax liabilities	—	—	5,436	—	(140)	5,296
Operating lease liabilities	—	—	10,614	—	—	10,614
Financing lease liabilities	—	—	1,440	—	—	1,440
Negative carrying value of subsidiaries, net	—	—	787	—	(787)	—
Intercompany payables and debt	180	—	4,075	348	(4,603)	—
Other long-term liabilities	—	—	915	21	—	936
Total long-term liabilities	180	24,942	23,342	2,535	(5,530)	45,469
Total stockholders' equity (deficit)	27,771	27,946	51,291	(1,578)	(77,659)	27,771
Total liabilities and stockholders' equity	$27,951	$55,118	$84,716	$1,518	$(83,194)	$86,109

(1)	Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 8 – Tower Obligations for further information.

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet Information
December 31, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$2	$1	$1,082	$118	$—	$1,203
Accounts receivable, net	—	—	1,510	259	—	1,769
Equipment installment plan receivables, net	—	—	2,538	—	—	2,538
Accounts receivable from affiliates	—	—	11	—	—	11
Inventory	—	—	1,084	—	—	1,084
Other current assets	—	—	1,032	644	—	1,676
Total current assets	2	1	7,257	1,021	—	8,281
Property and equipment, net (1)	—	—	23,113	246	—	23,359
Goodwill	—	—	1,901	—	—	1,901
Spectrum licenses	—	—	35,559	—	—	35,559
Other intangible assets, net	—	—	198	—	—	198
Investments in subsidiaries, net	25,314	46,516	—	—	(71,830)	—
Intercompany receivables and note receivables	—	5,174	—	—	(5,174)	—
Equipment installment plan receivables due after one year, net	—	—	1,547	—	—	1,547
Other assets	—	7	1,540	217	(141)	1,623
Total assets	$25,316	$51,698	$71,115	$1,484	$(77,145)	$72,468
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$228	$7,263	$250	$—	$7,741
Payables to affiliates	—	157	43	—	—	200
Short-term debt	—	—	841	—	—	841
Deferred revenue	—	—	698	—	—	698
Other current liabilities	—	447	164	176	—	787
Total current liabilities	—	832	9,009	426	—	10,267
Long-term debt	—	10,950	1,174	—	—	12,124
Long-term debt to affiliates	—	14,582	—	—	—	14,582
Tower obligations (1)	—	—	384	2,173	—	2,557
Deferred tax liabilities	—	—	4,613	—	(141)	4,472
Deferred rent expense	—	—	2,781	—	—	2,781
Negative carrying value of subsidiaries, net	—	—	676	—	(676)	—
Intercompany payables and debt	598	—	4,258	318	(5,174)	—
Other long-term liabilities	—	20	926	21	—	967
Total long-term liabilities	598	25,552	14,812	2,512	(5,991)	37,483
Total stockholders' equity (deficit)	24,718	25,314	47,294	(1,454)	(71,154)	24,718
Total liabilities and stockholders' equity	$25,316	$51,698	$71,115	$1,484	$(77,145)	$72,468

(1)	Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 8 – Tower Obligations for further information.

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended September 30, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$8,149	$775	$(341)	$8,583
Equipment revenues	—	—	2,237	2	(53)	2,186
Other revenues	—	3	279	51	(41)	292
Total revenues	—	3	10,665	828	(435)	11,061
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,760	—	(27)	1,733
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	—	—	2,440	317	(53)	2,704
Selling, general and administrative	—	1	3,601	251	(355)	3,498
Depreciation and amortization	—	—	1,642	13	—	1,655
Total operating expense	—	1	9,443	581	(435)	9,590
Operating income	—	2	1,222	247	—	1,471
Other income (expense)
Interest expense	—	(111)	(28)	(45)	—	(184)
Interest expense to affiliates	—	(100)	(5)	—	5	(100)
Interest income	—	6	3	1	(5)	5
Other (expense) income, net	—	(1)	5	(1)	—	3
Total other expense, net	—	(206)	(25)	(45)	—	(276)
Income (loss) before income taxes	—	(204)	1,197	202	—	1,195
Income tax expense	—	—	(281)	(44)	—	(325)
Earnings of subsidiaries	870	1,074	9	—	(1,953)	—
Net income	$870	$870	$925	$158	$(1,953)	$870

Net income	$870	$870	$925	$158	$(1,953)	$870
Other comprehensive (loss) income, net of tax
Other comprehensive (loss) income, net of tax	(257)	(257)	88	—	169	(257)
Total comprehensive income	$613	$613	$1,013	$158	$(1,784)	$613

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended September 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$7,738	$562	$(234)	$8,066
Equipment revenues	—	—	2,444	—	(53)	2,391
Other revenues	—	6	333	59	(16)	382
Total revenues	—	6	10,515	621	(303)	10,839
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,580	6	—	1,586
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	—	—	2,657	258	(53)	2,862
Selling, general and administrative	—	2	3,337	225	(250)	3,314
Depreciation and amortization	—	—	1,621	16	—	1,637
Total operating expenses	—	2	9,195	505	(303)	9,399
Operating income	—	4	1,320	116	—	1,440
Other income (expense)
Interest expense	—	(117)	(29)	(48)	—	(194)
Interest expense to affiliates	—	(124)	(5)	—	5	(124)
Interest income	—	5	5	—	(5)	5
Other income (expense), net	—	—	4	(1)	—	3
Total other expense, net	—	(236)	(25)	(49)	—	(310)
Income (loss) before income taxes	—	(232)	1,295	67	—	1,130
Income tax expense	—	—	(320)	(15)	—	(335)
Earnings of subsidiaries	795	1,027	8	—	(1,830)	—
Net income	$795	$795	$983	$52	$(1,830)	$795

Net income	$795	$795	$983	$52	$(1,830)	$795
Other comprehensive (loss) income, net of tax
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—
Total comprehensive income	$795	$795	$983	$52	$(1,830)	$795

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Nine Months Ended September 30, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$24,004	$2,270	$(988)	$25,286
Equipment revenues	—	—	7,128	3	(166)	6,965
Other revenues	—	12	828	152	(123)	869
Total revenues	—	12	31,960	2,425	(1,277)	33,120
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	5,011	—	(83)	4,928
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	—	—	7,657	890	(166)	8,381
Selling, general and administrative	—	2	10,759	750	(1,028)	10,483
Depreciation and amortization	—	—	4,800	40	—	4,840
Total operating expense	—	2	28,227	1,680	(1,277)	28,632
Operating income	—	10	3,733	745	—	4,488
Other income (expense)
Interest expense	—	(337)	(69)	(139)	—	(545)
Interest expense to affiliates	—	(311)	(14)	—	15	(310)
Interest income	—	16	13	3	(15)	17
Other (expense) income, net	—	(12)	1	(1)	—	(12)
Total other expense, net	—	(644)	(69)	(137)	—	(850)
Income (loss) before income taxes	—	(634)	3,664	608	—	3,638
Income tax expense	—	—	(792)	(129)	—	(921)
Earnings of subsidiaries	2,717	3,351	26	—	(6,094)	—
Net income	$2,717	$2,717	$2,898	$479	$(6,094)	$2,717

Net income	$2,717	$2,717	$2,898	$479	$(6,094)	$2,717
Other comprehensive (loss) income, net of tax
Other comprehensive (loss) income, net of tax	(738)	(738)	256	—	482	(738)
Total comprehensive income	$1,979	$1,979	$3,154	$479	$(5,612)	$1,979

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income Information
Nine Months Ended September 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$22,836	$1,651	$(684)	$23,803
Equipment revenues	—	—	7,222	—	(153)	7,069
Other revenues	—	9	849	169	(34)	993
Total revenues	—	9	30,907	1,820	(871)	31,865
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	4,688	17	—	4,705
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	—	—	7,877	756	(154)	8,479
Selling, general and administrative	—	8	9,729	643	(717)	9,663
Depreciation and amortization	—	—	4,797	49	—	4,846
Total operating expenses	—	8	27,091	1,465	(871)	27,693
Operating income	—	1	3,816	355	—	4,172
Other income (expense)
Interest expense	—	(411)	(86)	(144)	—	(641)
Interest expense to affiliates	—	(419)	(14)	—	15	(418)
Interest income	—	17	14	1	(15)	17
Other (expense) income, net	—	(91)	41	(1)	—	(51)
Total other expense, net	—	(904)	(45)	(144)	—	(1,093)
Income (loss) before income taxes	—	(903)	3,771	211	—	3,079
Income tax expense	—	—	(786)	(45)	—	(831)
Earnings of subsidiaries	2,248	3,151	25	—	(5,424)	—
Net income	$2,248	$2,248	$3,010	$166	$(5,424)	$2,248

Net income	$2,248	$2,248	$3,010	$166	$(5,424)	$2,248
Other comprehensive (loss) income, net of tax
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—
Total comprehensive income	$2,248	$2,248	$3,010	$166	$(5,424)	$2,248

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended September 30, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$—	$(219)	$2,880	$(743)	$(170)	$1,748
Investing activities
Purchases of property and equipment	—	—	(1,514)	—	—	(1,514)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(13)	—	—	(13)
Proceeds related to beneficial interests in securitization transactions	—	—	10	890	—	900
Acquisition of companies, net of cash acquired	—	(32)	1	—	—	(31)
Other, net	—	(2)	3	—	—	1
Net cash (used in) provided by investing activities	—	(34)	(1,513)	890	—	(657)
Financing activities
Proceeds from borrowing on revolving credit facility, net	—	575	—	—	—	575
Repayments of revolving credit facility	—	—	(575)	—	—	(575)
Repayments of financing lease obligations	—	—	(235)	—	—	(235)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(300)	—	—	(300)
Intercompany advances, net	1	(323)	320	2	—	—
Tax withholdings on share-based awards	—	—	(4)	—	—	(4)
Intercompany dividend paid	—	—	—	(170)	170	—
Other, net	—	—	(4)	—	—	(4)
Net cash provided (used in) by financing activities	1	252	(798)	(168)	170	(543)
Change in cash and cash equivalents	1	(1)	569	(21)	—	548
Cash and cash equivalents
Beginning of period	4	2	970	129	—	1,105
End of period	$5	$1	$1,539	$108	$—	$1,653

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended September 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$—	$(429)	$2,685	$(1,292)	$(50)	$914
Investing activities
Purchases of property and equipment	—	—	(1,360)	(2)	—	(1,362)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(22)	—	—	(22)
Proceeds related to beneficial interests in securitization transactions	—	—	12	1,326	—	1,338
Equity investment in subsidiary	—	—	(17)	—	17	—
Other, net	—	—	4	—	—	4
Net cash (used in) provided by investing activities	—	—	(1,383)	1,324	17	(42)
Financing activities
Proceeds from borrowing on revolving credit facility, net	—	1,810	—	—	—	1,810
Repayments of revolving credit facility	—	—	(2,130)	—	—	(2,130)
Repayments of financing lease obligations	—	—	(181)	—	—	(181)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(246)	—	—	(246)
Intercompany advances, net	—	(1,383)	1,358	25	—	—
Equity investment from parent	—	—	17	—	(17)	—
Tax withholdings on share-based awards	—	—	(5)	—	—	(5)
Intercompany dividend paid	—	—	—	(50)	50	—
Other, net	1	—	(7)	—	—	(6)
Net cash provided (used in) by financing activities	1	427	(1,194)	(25)	33	(758)
Change in cash and cash equivalents	1	(2)	108	7	—	114
Cash and cash equivalents
Beginning of period	1	3	165	46	—	215
End of period	$2	$1	$273	$53	$—	$329

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$—	$(591)	$8,739	$(2,396)	$(465)	$5,287
Investing activities
Purchases of property and equipment	—	—	(5,234)	—	—	(5,234)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(863)	—	—	(863)
Proceeds related to beneficial interests in securitization transactions	—	—	27	2,869	—	2,896
Acquisition of companies, net of cash acquired	—	(32)	1	—	—	(31)
Other, net	—	(2)	(4)	—	—	(6)
Net cash (used in) provided by investing activities	—	(34)	(6,073)	2,869	—	(3,238)
Financing activities
Proceeds from borrowing on revolving credit facility, net	—	2,340	—	—	—	2,340
Repayments of revolving credit facility	—	—	(2,340)	—	—	(2,340)
Repayments of financing lease obligations	—	—	(550)	—	—	(550)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(300)	—	—	(300)
Repayments of long-term debt	—	—	(600)	—	—	(600)
Intercompany advances, net	1	(1,715)	1,732	(18)	—	—
Tax withholdings on share-based awards	—	—	(108)	—	—	(108)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(28)	—	—	(28)
Intercompany dividend paid	—	—	—	(465)	465	—
Other, net	2	—	(15)	—	—	(13)
Net cash provided (used in) by financing activities	3	625	(2,209)	(483)	465	(1,599)
Change in cash and cash equivalents	3	—	457	(10)	—	450
Cash and cash equivalents
Beginning of period	2	1	1,082	118	—	1,203
End of period	$5	$1	$1,539	$108	$—	$1,653

Index for Notes to the Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$—	$(1,091)	$7,963	$(3,747)	$(180)	$2,945
Investing activities
Purchases of property and equipment	—	—	(4,354)	(3)	—	(4,357)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(101)	—	—	(101)
Proceeds related to beneficial interests in securitization transactions	—	—	37	3,919	—	3,956
Acquisition of companies, net of cash	—	—	(338)	—	—	(338)
Equity investment in subsidiary	—	—	(43)	—	43	—
Other, net	—	—	30	—	—	30
Net cash (used in) provided by investing activities	—	—	(4,769)	3,916	43	(810)
Financing activities
Proceeds from issuance of long-term debt	—	2,494	—	—	—	2,494
Payments of consent fees related to long-term debt	—	—	(38)	—	—	(38)
Proceeds from borrowing on revolving credit facility, net	—	6,050	—	—	—	6,050
Repayments of revolving credit facility	—	—	(6,050)	—	—	(6,050)
Repayments of financing lease obligations	—	—	(508)	—	—	(508)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(246)	—	—	(246)
Repayments of long-term debt	—	—	(3,349)	—	—	(3,349)
Repurchases of common stock	(1,071)	—	—	—	—	(1,071)
Intercompany advances, net	995	(7,453)	6,452	6	—	—
Equity investment from parent	—	—	43	—	(43)	—
Tax withholdings on share-based awards	—	—	(89)	—	—	(89)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(212)	—	—	(212)
Intercompany dividend paid	—	—	—	(180)	180	—
Other, net	4	—	(10)	—	—	(6)
Net cash (used in) provided by financing activities	(72)	1,091	(4,007)	(174)	137	(3,025)
Change in cash and cash equivalents	(72)	—	(813)	(5)	—	(890)
Cash and cash equivalents
Beginning of period	74	1	1,086	58	—	1,219
End of period	$2	$1	$273	$53	$—	$329

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

•	significant costs related to the Transactions, including financing costs and liabilities of Sprint that may become liabilities of the combined company or that may otherwise arise;

•	failure to realize the expected benefits and synergies of the Transactions in the expected timeframes, in part or at all;

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

•
the risk of litigation or regulatory actions related to the Transactions, including the antitrust litigation related to the Transactions brought by the attorneys general of certain states and the District of Columbia;

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019, included in Part I, Item 1 of this Form 10-Q and audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

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

Proposed Sprint Transaction

On April 29, 2018, we entered into the Business Combination Agreement to merge with Sprint in an all-stock transaction at a fixed exchange ratio of 0.10256 shares of T-Mobile common stock for each share of Sprint common stock, or 9.75 shares of Sprint common stock for each share of T-Mobile common stock. The combined company will be named “T-Mobile” and, as a result of the Merger, is expected to be able to rapidly launch a broad and deep nationwide 5G network, accelerate innovation and increase competition in the U.S. wireless, video and broadband industries. Immediately following the Merger, it is anticipated that Deutsche Telekom AG (“DT”) and SoftBank Group Corp. (“SoftBank”) will hold, directly or indirectly, on a fully diluted basis, approximately 41.7% and 27.4%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 30.9% of the outstanding T-Mobile common stock held by other stockholders, based on closing share prices and certain other assumptions as of December 31, 2018. The consummation of the Merger remains subject to regulatory approvals and certain other customary closing conditions. We now expect the Merger will be permitted to close in early 2020.

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

Index for Notes to the Condensed Consolidated Financial Statements

Results of Operations

Highlights for the three months ended September 30, 2019, compared to the same period in 2018

•	Total revenues of $11.1 billion for the three months ended September 30, 2019 increased $222 million, or 2%, primarily driven by growth in Service revenues as further discussed below.

•
Service revenues of $8.6 billion for the three months ended September 30, 2019 increased $517 million, or 6%, primarily due to growth in our average branded customer base driven by the continued growth in existing and Greenfield markets, including the growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials and growth in connected devices and wearables, specifically the Apple Watch.

•
Equipment revenues of $2.2 billion for the three months ended September 30, 2019 decreased $205 million, or 9%, primarily due to a decrease in the number of devices sold, excluding purchased leased devices, partially offset by a higher average revenue per device sold.

•
Operating income of $1.5 billion for the three months ended September 30, 2019 increased $31 million, or 2%, primarily due to higher Service revenues, partially offset by higher Selling, general and administrative expenses, including merger-related costs of $159 million, compared to $53 million for the three months ended September 30, 2018, and including $83 million in additional amortization expenses related to capitalized commission costs and higher Costs of services. Operating income for the three months ended September 30, 2018 benefited from hurricane related reimbursements, net of costs, of $138 million. There were no significant impacts from hurricanes for the three months ended September 30, 2019.

•
Net income of $870 million for the three months ended September 30, 2019 increased $75 million, or 9%, primarily due to higher Operating income and lower Interest expense to affiliates and Interest expense. The impact of merger-related costs was $128 million, net of tax, for the three months ended September 30, 2019, compared to $53 million for the three months ended September 30, 2018. Net income for the three months ended September 30, 2018 benefited from hurricane related reimbursements, net of costs, of $88 million, net of tax. There were no significant impacts from hurricanes for the three months ended September 30, 2019.

•
Adjusted EBITDA, a non-GAAP financial measure, of $3.4 billion for the three months ended September 30, 2019 increased $157 million, or 5%, primarily due to higher Operating income driven by the factors described above. Merger-related costs are excluded from Adjusted EBITDA. See “Performance Measures” for additional information.

•
Net cash provided by operating activities of $1.7 billion for the three months ended September 30, 2019 increased $834 million, or 91%. See “Liquidity and Capital Resources” for additional information.

•
Free Cash Flow, a non-GAAP financial measure, of $1.1 billion for the three months ended September 30, 2019 increased $244 million, or 27%. Free Cash Flow includes $124 million and $23 million in payments for merger-related costs for the three months ended September 30, 2019 and 2018, respectively. See “Liquidity and Capital Resources” for additional information.

Index for Notes to the Condensed Consolidated Financial Statements

Highlights for the nine months ended September 30, 2019, compared to the same period in 2018

•	Total revenues of $33.1 billion for the nine months ended September 30, 2019 increased $1.3 billion, or 4%, primarily driven by growth in Service revenues as further discussed below.

•
Service revenues of $25.3 billion for the nine months ended September 30, 2019 increased $1.5 billion, or 6%, primarily due to growth in our average branded customer base driven by the continued growth in existing and Greenfield markets, including the growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials and growth in connected devices and wearables, specifically the Apple Watch, partially offset by lower postpaid phone and prepaid Average Revenue Per User (“ARPU”).

•
Equipment revenues of $7.0 billion for the nine months ended September 30, 2019 decreased $104 million, or 1%, primarily due to lower lease revenues and a decrease in the number of devices sold, excluding purchased leased devices, partially offset by higher average revenue per device sold.

•
Operating income of $4.5 billion for the nine months ended September 30, 2019 increased $316 million, or 8%, primarily due to higher Service revenues, partially offset by higher Selling, general and administrative expenses, including merger-related costs of $494 million, compared to $94 million for the nine months ended September 30, 2018, and including $244 million in additional amortization expenses related to capitalized commission costs and higher Cost of services. Operating income for the nine months ended September 30, 2018, benefited from hurricane related reimbursements, net of costs, of $172 million. There were no significant impacts from hurricanes for the nine months ended September 30, 2019.

•
Net income of $2.7 billion for the nine months ended September 30, 2019 increased $469 million, or 21%, primarily due to higher Operating income and lower Interest expense to affiliates and Interest expense, partially offset by higher Income tax expense. The impact of merger-related costs was $396 million, net of tax, for the nine months ended September 30, 2019, compared to $92 million for the nine months ended September 30, 2018. Net income for the nine months ended September 30, 2018 benefited from hurricane related reimbursements, net of costs, of $110 million, net of tax. There were no significant impacts from hurricanes for the nine months ended September 30, 2019.

•
Adjusted EBITDA, a non-GAAP financial measure, of $10.1 billion for the nine months ended September 30, 2019 increased $713 million, or 8%, primarily due to higher Operating income driven by the factors described above. Merger-related costs are excluded from Adjusted EBITDA. See “Performance Measures” for additional information.

•	Net cash provided by operating activities of $5.3 billion for the nine months ended September 30, 2019 increased $2.3 billion, or 80%. See “Liquidity and Capital Resources” for additional information.

•
Free Cash Flow, a non-GAAP financial measure, of $2.9 billion for the nine months ended September 30, 2019 increased $589 million, or 25%. Free Cash Flow includes $309 million and $40 million in payments for merger-related costs for the nine months ended September 30, 2019 and 2018, respectively. See “Liquidity and Capital Resources” for additional information.

Index for Notes to the Condensed Consolidated Financial Statements

Set forth below is a summary of our unaudited condensed consolidated financial results:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2019	2018	$	%	2019	2018	$	%
Revenues
Branded postpaid revenues	$5,746	$5,244	$502	10%	$16,852	$15,478	$1,374	9%
Branded prepaid revenues	2,385	2,395	(10)	—%	7,150	7,199	(49)	(1)%
Wholesale revenues	321	338	(17)	(5)%	938	879	59	7%
Roaming and other service revenues	131	89	42	47%	346	247	99	40%
Total service revenues	8,583	8,066	517	6%	25,286	23,803	1,483	6%
Equipment revenues	2,186	2,391	(205)	(9)%	6,965	7,069	(104)	(1)%
Other revenues	292	382	(90)	(24)%	869	993	(124)	(12)%
Total revenues	11,061	10,839	222	2%	33,120	31,865	1,255	4%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,733	1,586	147	9%	4,928	4,705	223	5%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	2,704	2,862	(158)	(6)%	8,381	8,479	(98)	(1)%
Selling, general and administrative	3,498	3,314	184	6%	10,483	9,663	820	8%
Depreciation and amortization	1,655	1,637	18	1%	4,840	4,846	(6)	—%
Total operating expense	9,590	9,399	191	2%	28,632	27,693	939	3%
Operating income	1,471	1,440	31	2%	4,488	4,172	316	8%
Other income (expense)
Interest expense	(184)	(194)	10	(5)%	(545)	(641)	96	(15)%
Interest expense to affiliates	(100)	(124)	24	(19)%	(310)	(418)	108	(26)%
Interest income	5	5	—	—%	17	17	—	—%
Other income (expense), net	3	3	—	—%	(12)	(51)	39	(76)%
Total other expense, net	(276)	(310)	34	(11)%	(850)	(1,093)	243	(22)%
Income before income taxes	1,195	1,130	65	6%	3,638	3,079	559	18%
Income tax expense	(325)	(335)	10	(3)%	(921)	(831)	(90)	11%
Net income	$870	$795	$75	9%	$2,717	$2,248	$469	21%
Statement of Cash Flows Data
Net cash provided by operating activities	$1,748	$914	$834	91%	$5,287	$2,945	$2,342	80%
Net cash used in investing activities	(657)	(42)	(615)	1,464%	(3,238)	(810)	(2,428)	300%
Net cash used in financing activities	(543)	(758)	215	(28)%	(1,599)	(3,025)	1,426	(47)%
Non-GAAP Financial Measures
Adjusted EBITDA	$3,396	$3,239	$157	5%	$10,141	$9,428	$713	8%
Free Cash Flow	1,134	890	244	27%	2,921	2,332	589	25%

Index for Notes to the Condensed Consolidated Financial Statements

The following discussion and analysis are for the three and nine months ended September 30, 2019, compared to the same period in 2018 unless otherwise stated.

Total revenues increased $222 million, or 2%, for the three months ended and $1.3 billion, or 4%, for the nine months ended September 30, 2019, as discussed below.

Branded postpaid revenues increased $502 million, or 10%, for the three months ended and $1.4 billion, or 9%, for the nine months ended September 30, 2019.

The increase for the three months ended September 30, 2019, was primarily from:

•
Higher average branded postpaid phone customers, primarily from growth in our customer base driven by the continued growth in existing and Greenfield markets, including the growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials; and

•	Higher average branded postpaid other customers, driven by higher connected devices and wearables, specifically the Apple Watch.

•	Branded postpaid phone ARPU was essentially flat. See “Branded Postpaid Phone ARPU” in the “Performance Measures” section of this MD&A.

The increase for the nine months ended September 30, 2019, was primarily from:

•
Higher average branded postpaid phone customers, primarily from growth in our customer base driven by the continued growth in existing and Greenfield markets, including the growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials; and

•	Higher average branded postpaid other customers, driven by higher connected devices and wearables, specifically the Apple Watch; partially offset by

•	Lower branded postpaid phone ARPU. See “Branded Postpaid Phone ARPU” in the “Performance Measures” section of this MD&A.

Branded prepaid revenues were essentially flat for the three and nine months ended September 30, 2019.

Wholesale revenues decreased $17 million, or 5%, for the three months ended and increased $59 million, or 7%, for the nine months ended September 30, 2019.

The decrease for the three months ended September 30, 2019, was primarily from a $53 million decrease in minimum commitment shortfalls recognized, partially offset by the continued success of our Mobile Virtual Network Operator (“MVNO”) partnerships.

The increase for the nine months ended September 30, 2019, was primarily from the continued success of our MVNO partnerships.

Roaming and other service revenues increased $42 million, or 47%, for the three months ended and $99 million, or 40%, for the nine months ended September 30, 2019, primarily from increases in domestic and international roaming revenues, including growth from Sprint.

Index for Notes to the Condensed Consolidated Financial Statements

Equipment revenues decreased $205 million, or 9%, for the three months ended and $104 million, or 1%, for the nine months ended September 30, 2019.

The decrease for the three months ended September 30, 2019, was primarily from:

•	A decrease of $128 million in device sales revenues, excluding purchased leased devices, primarily from:

•	A 10% decrease in the number of devices sold, excluding purchased lease devices; partially offset by

•	Higher average revenue per device sold primarily due to an increase in the high-end device mix and lower promotions;

•	A decrease of $34 million in lease revenues primarily due to a lower number of customer devices under lease; and

•	A decrease in proceeds from liquidations of inventory.

The decrease for the nine months ended September 30, 2019, was primarily from:

•	A decrease of $78 million in lease revenues primarily due to a lower number of customer devices under lease; and

•	A decrease of $24 million in device sales revenues, excluding purchased leased devices, primarily from:

•	A 10% decrease in the number of devices sold, excluding purchased leased devices; partially offset by

•	Higher average revenue per device sold primarily due to an increase in the high-end device mix and lower promotions.

Other revenues decreased $90 million, or 24%, for the three months ended and $124 million, or 12%, for the nine months ended September 30, 2019, primarily from:

•	A decrease of $46 million for the three months ended and $138 million for the nine months ended September 30, 2019 in co-location rental revenue from the adoption of the new lease standard; and

•
Hurricane-related reimbursements of $71 million included in the three and nine months ended September 30, 2018, compared to no impact from hurricanes in the three and nine months ended September 30, 2019; partially offset by

•	Higher advertising revenues.

Operating expenses increased $191 million, or 2%, for the three months ended and $939 million, or 3%, for the nine months ended September 30, 2019, primarily from higher Selling, general and administrative expenses and Cost of services as discussed below.

Cost of services, exclusive of depreciation and amortization, increased $147 million, or 9%, for the three months ended and $223 million, or 5%, for the nine months ended September 30, 2019.

The increase for the three months ended September 30, 2019, was primarily from:

•	Higher costs for network expansion and employee-related expenses; and

•
Hurricane-related reimbursements, net of costs, of $54 million included in the three months ended September 30, 2018, compared to no significant impact from hurricanes in the three months ended September 30, 2019; partially offset by

•
The positive impact of the new lease standard of approximately $95 million included in the three months ended September 30, 2019, resulting from the decrease in the average lease term and the change in accounting conclusion for certain sale-leaseback sites; and

•	Lower regulatory program costs.

Index for Notes to the Condensed Consolidated Financial Statements

The increase for the nine months ended September 30, 2019, was primarily from:

•	Higher costs for network expansion and employee-related expenses; and

•
Hurricane-related reimbursements, net of costs, of $88 million included in the nine months ended September 30, 2018, compared to no significant impact from hurricanes in the nine months ended September 30, 2019; partially offset by

•
The positive impact of the new lease standard of approximately $285 million in the nine months ended September 30, 2019 resulting from the decrease in the average lease term and the change in accounting conclusion for certain sale-leaseback sites; and

•	Lower regulatory program costs.

Cost of equipment sales, exclusive of depreciation and amortization, decreased $158 million, or 6%, for the three months ended and decreased $98 million, or 1%, for the nine months ended September 30, 2019.

The decrease for the three months ended September 30, 2019, was primarily from:

•	A decrease of $140 million in device cost of equipment sales, excluding purchased leased devices, primarily from:

•	A 10% decrease in the number of devices sold, excluding purchased lease devices; partially offset by

•	Higher average cost per device sold due to an increase in the high-end device mix; and

•	A decrease in costs related to the liquidation of inventory.

The decrease for the nine months ended September 30, 2019, was primarily from:

•	A decrease of $28 million in device cost of equipment sales, excluding purchased leased devices, primarily from:

•	A 10% decrease in the number of devices sold, excluding purchased lease devices; partially offset by

•	Higher average cost per device sold due to an increase in the high-end device mix;

•	A decrease of $22 million in leased device cost of equipment sales, primarily due to lower device returns;

•	A decrease of $22 million in returned handset expenses due to reduced device sales; and

•	A decrease of $20 million in extended warranty costs.

Selling, general and administrative expenses increased $184 million, or 6%, for the three months ended and $820 million, or 8%, for the nine months ended September 30, 2019, primarily from:

•	Increases of $106 million for the three months ended and $400 million for the nine months ended September 30, 2019, in merger-related costs;

•	Higher costs related to outsourced functions and employee-related costs; and

•
Higher commissions expense resulting from increases of $83 million for the three months ended and $244 million for the nine months ended September 30, 2019, in amortization expense related to commission costs that were capitalized beginning upon the adoption of ASC 606 on January 1, 2018; partially offset by lower commissions expense from lower gross branded customer additions and compensation structure changes.

Depreciation and amortization increased $18 million, or 1%, for the three months ended and were essentially flat for the nine months ended September 30, 2019.

The increase for the three months ended September 30, 2019, was primarily from:

•	The continued deployment of lower-band spectrum, including 600 MHz; partially offset by

•	Lower depreciation expense resulting from a lower total number of customer devices under lease.

The change for the nine months ended September 30, 2019 was primarily from:

Index for Notes to the Condensed Consolidated Financial Statements

•	Lower depreciation expense resulting from a lower total number of customer devices under lease; partially offset by

•	The continued deployment of lower-band spectrum, including 600 MHz.

Operating income, the components of which are discussed above, increased $31 million, or 2%, for the three months ended and $316 million, or 8%, for the nine months ended September 30, 2019.

Interest expense decreased $10 million, or 5%, for the three months ended and $96 million, or 15%, for the nine months ended September 30, 2019. The decrease for the nine months ended September 30, 2019, was primarily from:

•	An increase of $43 million in capitalized interest costs, primarily due to the build out of our network to utilize our 600 MHz spectrum licenses; and

•	The redemption in April 2018 of an aggregate principal amount of $2.4 billion of Senior Notes, with various interest rates and maturity dates.

Interest expense to affiliates decreased $24 million, or 19%, for the three months ended and $108 million, or 26%, for the nine months ended September 30, 2019.

The decrease for the three months ended September 30, 2019, was primarily from lower interest on $600 million aggregate principal amount of Senior Reset Notes retired in April 2019.

The decrease for the nine months ended September 30, 2019, was primarily from:

•	An increase of $72 million in capitalized interest costs, primarily due to the build out of our network to utilize our 600 MHz spectrum licenses;

•	Lower interest rates achieved through refinancing a total of $2.5 billion of Senior Reset Notes in April 2018; and

•	Lower interest on $600 million aggregate principal amount of Senior Reset Notes retired in April 2019.

Other income (expense), net was flat for the three months ended September 30, 2019 and decreased $39 million, or 76%, for the nine months ended September 30, 2019. The decrease for the nine months ended September 30, 2019, was primarily from:

•	An $86 million loss during the three months ended June 30, 2018, on the early redemption of $2.5 billion of DT Senior Reset Notes due 2021 and 2022; and

•	A $32 million loss on the early redemption of $1.0 billion of 6.125% Senior Notes due 2022 during the three months ended March 31, 2018; partially offset by

•	A $30 million gain during the three months ended June 30, 2018, on the sale of auction rate securities which were originally acquired with MetroPCS;

•
A $25 million bargain purchase gain as part of our purchase price allocation related to the acquisition of Iowa Wireless Services, LLC (“IWS”) and a $15 million gain on our previously held equity interest in IWS, both recognized during the three months ended March 31, 2018; and

•
During the three months ended June 30, 2019, a $28 million redemption premium on the DT Senior Reset Notes; partially offset by the write-off of embedded derivatives upon redemption of the debt which resulted in a gain of $11 million.

Income tax expense decreased $10 million, or 3%, for the three months ended and increased $90 million, or 11%, for the nine months ended September 30, 2019.

The decrease for the three months ended September 30, 2019, was primarily from:

Index for Notes to the Condensed Consolidated Financial Statements

•	A $115 million increase in income tax expense during the three months ended September 30, 2018, due to a tax regime change in certain state tax jurisdictions; partially offset by

•
A $63 million benefit during the three months ended September 30, 2018, from a change in tax status of certain subsidiaries, including a related $28 million reduction in valuation allowance against deferred tax assets in certain state jurisdictions; and

•	Higher income before taxes.

The increase for the nine months ended September 30, 2019, was primarily from:

•	Higher income before taxes; and

•
A $63 million benefit during the three months ended September 30, 2018, from a change in tax status of certain subsidiaries, including a related $28 million reduction in valuation allowance against deferred tax assets in certain state jurisdictions; partially offset by

•	A $115 million increase in income tax expense during the three months ended September 30, 2018, due to a tax regime change in certain state tax jurisdictions.

Net income, the components of which are discussed above, increased $75 million, or 9%, for the three months ended and $469 million, or 21%, for the nine months ended September 30, 2019, primarily due to higher Operating income and lower interest expense to affiliates and interest expense. Net income included the following:

•
Merger-related costs of $128 million and $396 million, net of tax, for the three and nine months ended September 30, 2019, respectively, compared to merger-related costs of $53 million and $92 million, net of tax, for the three and nine months ended September 30, 2018, respectively; and

•
Hurricane related reimbursements, net costs, of $88 million and $110 million, net of tax, for the three and nine months ended September 30, 2018, respectively. There were no significant impacts from hurricanes for the three and nine months ended September 30, 2019.

Guarantor Subsidiaries

The financial condition and results of operations of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to our consolidated financial condition. The most significant components of the financial condition of our Non-Guarantor Subsidiaries were as follows:

	September 30, 2019	December 31, 2018	Change
(in millions)			$	%
Other current assets	$695	$644	$51	8%
Property and equipment, net	207	246	(39)	(16)%
Tower obligations	2,166	2,173	(7)	—%
Total stockholders' deficit	(1,578)	(1,454)	(124)	9%

The most significant components of the results of operations of our Non-Guarantor Subsidiaries were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2019	2018	$	%	2019	2018	$	%
Service revenues	$775	$562	$213	38%	$2,270	$1,651	$619	37%
Cost of equipment sales, exclusive of depreciation and amortization	317	258	59	23%	890	756	134	18%
Selling, general and administrative	251	225	26	12%	750	643	107	17%
Total comprehensive income	158	52	106	204%	479	166	313	189%

The change to the results of operations of our Non-Guarantor Subsidiaries for the three and nine months ended September 30, 2019 was primarily from:

Index for Notes to the Condensed Consolidated Financial Statements

•
Higher Service revenues, primarily due to an increase in activity of the Non-Guarantor Subsidiary that provides premium services, primarily driven by a net increase in average revenue as well as growth in our customer base related to a premium service that launched at the end of August 2018 and sales of a new product; partially offset by

•
Higher Cost of equipment sales, exclusive of depreciation and amortization, primarily due to higher cost devices used for device insurance claim fulfillment, partially offset by an increase in device liquidations; and

•	Higher Selling, general and administrative expenses, primarily due to an increase in billing services fees due to an increase in rate during the fourth quarter of 2018.

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

Total Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Branded customers generally include customers that are qualified either for postpaid service utilizing phones, wearables, DIGITS or connected devices which includes tablets and SyncUp DRIVE™, where they generally pay after receiving service, or prepaid service, where they generally pay in advance. Our branded prepaid customers include customers of T-Mobile and Metro by T-Mobile. Wholesale customers include Machine-to-Machine (“M2M”) and MVNO customers that operate on our network but are managed by wholesale partners.

On July 18, 2019, we entered into an agreement whereby certain T-Mobile branded prepaid products will now be offered and distributed by a current MVNO partner. Upon the effective date, the agreement resulted in a base adjustment to reduce branded prepaid customers by 616,000, as we no longer actively support the branded product offering. Prospectively, new customer activity associated with these products is recorded within wholesale customers and revenue for these customers is recorded within Wholesale revenues in our Condensed Consolidated Statements of Comprehensive Income.

The following table sets forth the number of ending customers:

	September 30, 2019	September 30, 2018	Change
(in thousands)			#	%
Customers, end of period
Branded postpaid phone customers	39,344	36,204	3,140	9%
Branded postpaid other customers	6,376	4,957	1,419	29%
Total branded postpaid customers	45,720	41,161	4,559	11%
Branded prepaid customers	20,783	21,002	(219)	(1)%
Total branded customers	66,503	62,163	4,340	7%
Wholesale customers	17,680	15,086	2,594	17%
Total customers, end of period	84,183	77,249	6,934	9%
Adjustment to branded prepaid customers (1)	(616)	—	(616)	NM
(1) On July 18, 2019, we entered into an agreement whereby certain T-Mobile branded prepaid products will now be offered and distributed by a current MVNO partner. As a result, we included a base adjustment to reduce branded prepaid customers by 616,000. Prospectively, new customer activity associated with these products is recorded within wholesale customers.

Index for Notes to the Condensed Consolidated Financial Statements

Branded Customers

Total branded customers increased 4,340,000, or 7%, primarily from:

•
Higher branded postpaid phone customers driven by the growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials and continued growth in existing and Greenfield markets, along with record-low third-quarter churn; and

•	Higher branded postpaid other customers, primarily due to strength in additions from connected devices and wearables, specifically the Apple Watch; partially offset by

•
Lower branded prepaid customers driven primarily by a reduction of 616,000 customers resulting from a base adjustment for certain T-Mobile branded prepaid products now being offered and distributed by a current MVNO partner, partially offset by the continued success of our prepaid brands due to promotional activities and rate plan offers.

Wholesale

Wholesale customers increased 2,594,000, or 17%, primarily due to the continued success of our M2M and MVNO partnerships.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2019	2018	#	%	2019	2018	#	%
Net customer additions
Branded postpaid phone customers	754	774	(20)	(3)%	2,120	2,077	43	2%
Branded postpaid other customers	320	305	15	5%	1,081	1,024	57	6%
Total branded postpaid customers	1,074	1,079	(5)	—%	3,201	3,101	100	3%
Branded prepaid customers (1)	62	35	27	77%	262	325	(63)	(19)%
Total branded customers	1,136	1,114	22	2%	3,463	3,426	37	1%
Wholesale customers (1)	611	516	95	18%	1,685	1,216	469	39%
Total net customer additions	1,747	1,630	117	7%	5,148	4,642	506	11%
(1) On July 18, 2019, we entered into an agreement whereby certain T-Mobile branded prepaid products will now be offered and distributed by a current MVNO partner. As a result, we included a base adjustment to reduce branded prepaid customers by 616,000. Prospectively, new customer activity associated with these products is recorded within wholesale customers.

Index for Notes to the Condensed Consolidated Financial Statements

Branded Customers

Total branded net customer additions increased 22,000, or 2%, for the three months ended and 37,000, or 1%, for the nine months ended September 30, 2019.

The increase for the three months ended September 30, 2019 was primarily from:

•	Higher branded prepaid net customer additions primarily due to lower churn, partially offset by the impact of continued promotional activities in the marketplace; and

•
Higher branded postpaid other net customer additions primarily due to higher gross customer additions from connected devices, partially offset by higher deactivations from a growing customer base; partially offset by

•	Lower branded postpaid phone net customer additions primarily due to lower gross customer additions, partially offset by record-low third quarter churn.

The increase for the nine months ended September 30, 2019 was primarily from:

•
Higher branded postpaid other net customer additions primarily due to higher gross customer additions from connected devices and wearables, specifically the Apple Watch, partially offset by higher deactivations from a growing customer base; and

•	Higher branded postpaid phone net customer additions primarily due to lower churn; partially offset by lower gross customer additions; partially offset by

•	Lower branded prepaid net customer additions primarily due to the impact of continued promotional activities in the marketplace, partially offset by lower churn.

Wholesale

Wholesale net customer additions increased 95,000, or 18%, for the three months ended and 469,000, or 39%, for the nine months ended September 30, 2019 primarily due to higher gross additions from the continued success of our M2M partnerships.

Customers Per Account

Customers per account is calculated by dividing the number of branded postpaid customers as of the end of the period by the number of branded postpaid accounts as of the end of the period. An account may include branded postpaid phone customers and branded postpaid other customers which includes wearables, DIGITS, and connected devices such as tablets and SyncUp DRIVE™. We believe branded postpaid customers per account provides management, investors and analysts with useful information to evaluate our branded postpaid customer base.

The following table sets forth the branded postpaid customers per account:

	September 30, 2019	September 30, 2018	Change
			#	%
Branded postpaid customers per account	3.10	2.99	0.11	4%

Branded postpaid customers per account increased 4% primarily from continued growth of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials, promotional activities targeting families and the continued success of connected devices and wearables, specifically the Apple Watch.

Index for Notes to the Condensed Consolidated Financial Statements

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

The following table sets forth the churn:

	Three Months Ended September 30,		Bps Change	Nine Months Ended September 30,		Bps Change
	2019	2018		2019	2018
Branded postpaid phone churn	0.89%	1.02%	-13 bps	0.85%	1.02%	-17 bps
Branded prepaid churn	3.98%	4.12%	-14 bps	3.77%	3.95%	-18 bps

Branded postpaid phone churn decreased 13 basis points for the three months ended and decreased 17 basis points for the nine months ended September 30, 2019, primarily from increased customer satisfaction and loyalty from ongoing improvements to network quality, industry-leading customer service and the overall value of our offerings.

Branded prepaid churn decreased 14 basis points for the three months ended and decreased 18 basis points for the nine months ended September 30, 2019, primarily from increased customer satisfaction and loyalty from ongoing improvements to network quality and the continued success of our prepaid brands due to promotional activities and rate plan offers.

Average Revenue Per User

ARPU represents the average monthly service revenue earned from customers. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue per customer and assist in forecasting our future service revenues generated from our customer base. Branded postpaid phone ARPU excludes Branded postpaid other customers and related revenues which includes wearables, DIGITS and connected devices such as tablets and SyncUp DRIVE™.

The following table illustrates the calculation of our operating measure ARPU and reconciles this measure to the related service revenues:

(in millions, except average number of customers and ARPU)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$5,746	$5,244	$502	10%	$16,852	$15,478	$1,374	9%
Less: Branded postpaid other revenues	(346)	(289)	(57)	20%	(982)	(820)	(162)	20%
Branded postpaid phone service revenues	$5,400	$4,955	$445	9%	$15,870	$14,658	$1,212	8%
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	38,944	35,779	3,165	9%	38,225	35,067	3,158	9%
Branded postpaid phone ARPU	$46.22	$46.17	$0.05	—%	$46.13	$46.44	$(0.31)	(1)%
Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$2,385	$2,395	$(10)	—%	$7,150	$7,199	$(49)	(1)%
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	20,837	20,820	17	—%	21,043	20,737	306	1%
Branded prepaid ARPU	$38.16	$38.34	$(0.18)	—%	$37.76	$38.57	$(0.81)	(2)%

Index for Notes to the Condensed Consolidated Financial Statements

Branded Postpaid Phone ARPU

Branded postpaid phone ARPU was essentially flat for the three months ended and decreased $0.31, or 1%, for the nine months ended September 30, 2019.

The change for the three months ended September 30, 2019, was primarily due to offsetting factors including:

•	Higher premium services revenue; and

•	The growing success of new customer segments and rate plans; offset by

•	A reduction in certain non-recurring charges;

•	A reduction in regulatory program revenues from the continued adoption of tax inclusive plans; and

•
The ongoing growth in our Netflix offering, which totaled $0.59 for the three months ended September 30, 2019, and decreased branded postpaid phone ARPU by $0.18 compared to the three months ended September 30, 2018.

The decrease for the nine months ended September 30, 2019, was primarily due to:

•	A reduction in regulatory program revenues from the continued adoption of tax inclusive plans;

•	A reduction in certain non-recurring charges; and

•
The ongoing growth in our Netflix offering, which totaled $0.57 for the nine months ended September 30, 2019, and decreased branded postpaid phone ARPU by $0.25 compared to the nine months ended September 30, 2018; partially offset by

•	Higher premium services revenue; and

•	The growing success of new customer segments and rate plans.

We expect Branded postpaid phone ARPU in full-year 2019 to be down approximately 0.7% to 0.9% compared to full-year 2018, which implies a sequential and year-over-year decline in the fourth quarter of 2019. This decrease is driven in part by a reduction in the non-cash, non-recurring benefit related to Data Stash as the majority of impacted customers have transitioned to unlimited plans.

Branded Prepaid ARPU

Branded prepaid ARPU was essentially flat for the three months ended and decreased $0.81, or 2%, for the nine months ended September 30, 2019.

The change for the three months ended September 30, 2019, was primarily due to:

•	Dilution from promotional rate plans; and

•
Growth in our Amazon Prime offering - included as a benefit with certain Metro by T-Mobile unlimited rate plans as of the fourth quarter of 2018 - which impacted prepaid ARPU by $0.40 for the three months ended September 30, 2019; offset by

•	The removal of certain branded prepaid customers associated with products now offered and distributed by a current MVNO partner as those customers had lower ARPU.

The decrease for the nine months ended September 30, 2019, was primarily due to:

•	Dilution from promotional rate plans; and

•
Growth in our Amazon Prime offering - included as a benefit with certain Metro by T-Mobile unlimited rate plans as of the fourth quarter of 2018 - which impacted prepaid ARPU by $0.40 for the nine months ended September 30, 2019; partially offset by

•	The removal of certain branded prepaid customers associated with products now offered and distributed by a current MVNO partner as those customers had lower ARPU; and

•	An increase in certain non-recurring charges.

Index for Notes to the Condensed Consolidated Financial Statements

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

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2019	2018	$	%	2019	2018	$	%
Net income	$870	$795	$75	9%	$2,717	$2,248	$469	21%
Adjustments:
Interest expense	184	194	(10)	(5)%	545	641	(96)	(15)%
Interest expense to affiliates	100	124	(24)	(19)%	310	418	(108)	(26)%
Interest income	(5)	(5)	—	—%	(17)	(17)	—	—%
Other (income) expense, net	(3)	(3)	—	—%	12	51	(39)	(76)%
Income tax expense	325	335	(10)	(3)%	921	831	90	11%
Operating income	1,471	1,440	31	2%	4,488	4,172	316	8%
Depreciation and amortization	1,655	1,637	18	1%	4,840	4,846	(6)	—%
Stock-based compensation (1)	108	102	6	6%	312	304	8	3%
Merger-related costs	159	53	106	200%	494	94	400	426%
Other, net (2)	3	7	(4)	(57)%	7	12	(5)	(42)%
Adjusted EBITDA	$3,396	$3,239	$157	5%	$10,141	$9,428	$713	8%
Net income margin (Net income divided by service revenues)	10%	10%		0 bps	11%	9%		200 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by service revenues)	40%	40%		0 bps	40%	40%		0 bps

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

Adjusted EBITDA increased $157 million, or 5%, for the three months ended and $713 million, or 8%, for the nine months ended September 30, 2019.

The increase for the three months ended September 30, 2019, was primarily due to:

•	Higher service revenues, as further discussed above; partially offset by

•	Higher Cost of services expenses;

Index for Notes to the Condensed Consolidated Financial Statements

•	Higher Selling, general and administrative expenses, excluding Merger-related costs; and

•
The impact from hurricane-related reimbursements, net of costs, of $138 million for the three months ended September 30, 2018. There were no significant impacts from hurricanes for the three months ended September 30, 2019.

•
The impact from commission costs capitalized and amortized beginning upon the adoption of ASC 606 on January 1, 2018, reduced Adjusted EBITDA by $83 million for the three months ended September 30, 2019, compared to three months ended September 30, 2018.

The increase for the nine months ended September 30, 2019, was primarily due to:

•	Higher service revenues, as further discussed above; and

•	The positive impact of the new lease standard of approximately $147 million; partially offset by

•	Higher Selling, general and administrative expenses, excluding Merger-related costs;

•	Higher Cost of services expenses; and

•
The impact from hurricane-related reimbursements, net of costs, of $172 million for the nine months ended September 30, 2018. There were no significant impacts from hurricanes for the nine months ended September 30, 2019.

•
The impact from commission costs capitalized and amortized beginning upon the adoption of ASC 606 on January 1, 2018, reduced Adjusted EBITDA by $244 million for the nine months ended September 30, 2019, compared to nine months ended September 30, 2018.

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

Cash Flows

The following is a condensed schedule of our cash flows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2019	2018	$	%	2019	2018	$	%
Net cash provided by operating activities	$1,748	$914	$834	91%	$5,287	$2,945	$2,342	80%
Net cash used in investing activities	(657)	(42)	(615)	1,464%	(3,238)	(810)	(2,428)	300%
Net cash used in financing activities	(543)	(758)	215	(28)%	(1,599)	(3,025)	1,426	(47)%

Operating Activities

Net cash provided by operating activities increased $834 million, or 91%, for the three months ended and $2.3 billion, or 80%, for the nine months ended September 30, 2019.

Index for Notes to the Condensed Consolidated Financial Statements

The increase for the three months ended September 30, 2019, was primarily from:

•
A $719 million decrease in net cash outflows from changes in working capital, primarily due to lower use from Accounts receivable and Equipment installment plan receivables, partially offset by higher use from Accounts payable and accrued liabilities; and

•	A $75 million increase in Net income.

The increase for the nine months ended September 30, 2019, was primarily from:

•
A $1.8 billion decrease in net cash outflows from changes in working capital, primarily due to lower use from Accounts payable and accrued liabilities, Accounts receivable and Equipment installment plan receivables, partially offset by higher use from Inventories.

•	A $469 million increase in Net income.

Changes in Operating lease right-of-use assets and Short and long-term operating lease liabilities are now presented in Changes in operating assets and liabilities due to the adoption of the new lease standard. The net impact of changes in these accounts decreased Net cash provided by operating activities by $58 million and $197 million for the three and nine months ended September 30, 2019, respectively.

Investing Activities

Net cash used in investing activities increased $615 million, or 1,464%, for the three months ended and increased $2.4 billion, or 300%, for the nine months ended September 30, 2019.

The use of cash for the three months ended September 30, 2019, was primarily from:

•
$1.5 billion in Purchases of property and equipment, including capitalized interest, primarily driven by growth in network build as we continued deployment of low band spectrum, including 600 MHz, and laying the groundwork for 5G; partially offset by

•	$900 million in Proceeds related to beneficial interests in securitization transactions.

The use of cash for the nine months ended September 30, 2019, was primarily from:

•
$5.2 billion in Purchases of property and equipment, including capitalized interest, primarily driven by growth in network build as we continued deployment of low band spectrum, including 600 MHz, and laying the groundwork for 5G; and

•	$863 million in Purchases of spectrum licenses and other intangible assets, including deposits; partially offset by

•	$2.9 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash used in financing activities decreased $215 million, or 28%, for the three months ended and $1.4 billion, or 47%, for the nine months ended September 30, 2019.

The use of cash for the three months ended September 30, 2019, was primarily from:

•	$300 million for Repayments of short-term debt for purchases of inventory, property and equipment; and

•	$235 million for Repayments of financing lease obligations.

•	Activity under the revolving credit facility included borrowing and full repayment of $575 million, for a net of $0 impact.

The use of cash for the nine months ended September 30, 2019, was primarily from:

•	$600 million for Repayments of long-term debt;

•	$550 million for Repayments of financing lease obligations;

Index for Notes to the Condensed Consolidated Financial Statements

•	$300 million for Repayments of short-term debt for purchases of inventory, property and equipment; and

•	$108 million for Tax withholdings on share-based awards.

•	Activity under the revolving credit facility included borrowing and full repayment of $2.3 billion, for a net of $0 impact.

Cash and Cash Equivalents

As of September 30, 2019, our Cash and cash equivalents were $1.7 billion compared to $1.2 billion at December 31, 2018.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2019	2018	$	%	2019	2018	$	%
Net cash provided by operating activities	$1,748	$914	$834	91%	$5,287	$2,945	$2,342	80%
Cash purchases of property and equipment	(1,514)	(1,362)	(152)	11%	(5,234)	(4,357)	(877)	20%
Proceeds related to beneficial interests in securitization transactions	900	1,338	(438)	(33)%	2,896	3,956	(1,060)	(27)%
Cash payments for debt prepayment or debt extinguishment costs	—	—	—	NM	(28)	(212)	184	(87)%
Free Cash Flow	$1,134	$890	$244	27%	$2,921	$2,332	$589	25%

Free Cash Flow increased $244 million, or 27%, for the three months ended and $589 million, or 25%, for the nine months ended September 30, 2019.

The increase for the three months ended September 30, 2019, was from:

•	Higher Net cash provided by operating activities, as described above; partially offset by

•	Lower Proceeds related to our deferred purchase price from securitization transactions; and

•	Higher Cash purchases of property and equipment, net of capitalized interest of $118 million and $101 million for the three months ended September 30, 2019 and 2018, respectively.

•	Free Cash Flow includes $124 million and $23 million in payments for merger-related costs for the three months ended September 30, 2019 and 2018, respectively.

The increase for the nine months ended September 30, 2019, was from:

•	Higher Net cash provided by operating activities, as described above; and

•	Lower Cash payments for debt extinguishment costs; partially offset by

•	Lower Proceeds related to our deferred purchase price from securitization transactions; and

•	Higher Cash purchases of property and equipment, net of capitalized interest of $361 million and $246 million for the nine months ended September 30, 2019 and 2018, respectively.

•	Free Cash Flow includes $309 million and $40 million in payments for merger-related costs for the nine months ended September 30, 2019 and 2018, respectively.

Borrowing Capacity and Debt Financing

As of September 30, 2019, our total debt was $25.4 billion, excluding our tower obligations, of which $24.9 billion was classified as long-term debt.

Index for Notes to the Condensed Consolidated Financial Statements

Effective April 28, 2019, we redeemed $600 million aggregate principal amount of our DT Senior Reset Notes. The notes were redeemed at a redemption price equal to 104.666% of the principal amount of the notes (plus accrued and unpaid interest thereon) and were paid on April 29, 2019. The redemption premium was $28 million during the three months ended June 30, 2019 and was included in Other income (expense), net in our Condensed Consolidated Statements of Comprehensive Income and in Cash payments for debt prepayment or debt extinguishment costs in our Condensed Consolidated Statements of Cash Flows.

Certain components of the reset features were required to be bifurcated from the DT Senior Reset Notes and were separately accounted for as embedded derivatives. The write-off of embedded derivatives upon redemption resulted in a gain of $11 million during the three months ended June 30, 2019, which was included in Other income (expense), net in our Condensed Consolidated Statements of Comprehensive Income. See Note 7 - Fair Value Measurements for further information.

We maintain a $2.5 billion revolving credit facility with DT which is comprised of a $1.0 billion unsecured revolving credit agreement and a $1.5 billion secured revolving credit agreement, with a maturity date of December 29, 2021. As of September 30, 2019 and December 31, 2018, there were no outstanding borrowings under the revolving credit facility.

We maintain a financing arrangement with Deutsche Bank AG, which allows for up to $108 million in borrowings. Under the financing arrangement, we can effectively extend payment terms for invoices payable to certain vendors. As of September 30, 2019 and December 31, 2018, there was no outstanding balance.

We maintain vendor financing arrangements with our primary network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. As of September 30, 2019, there was $475 million in outstanding borrowings under the vendor financing agreements which were included in Short-term debt in our Condensed Consolidated Balance Sheets. As of December 31, 2018, there was no outstanding balance. Invoices subject to extended payment terms have various due dates through the fourth quarter of 2019 and the first quarter of 2020. Payments on vendor financing agreements are included in Repayments of short-term debt for purchases of inventory, property and equipment, net, in our Condensed Consolidated Statements of Cash Flows.

Consents on Debt

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a financing matters agreement, dated as of April 29, 2018, pursuant to which DT agreed, among other things, to consent to the incurrence by
T-Mobile USA of secured debt in connection with and after the consummation of the Merger. If the Merger is consummated, we will make payments for requisite consents to DT. There was no payment accrued as of September 30, 2019.

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement dated as of May 14, 2018, we obtained consents necessary to effect certain amendments to certain existing debt of us and our subsidiaries. If the Merger is consummated, we will make payments for requisite consents to third-party note holders. There was no payment accrued as of September 30, 2019.

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

In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. The fair value of the interest rate lock derivatives was a liability of $1.4 billion and $447 million as of September 30, 2019 and December 31, 2018, respectively, and were included in Other current liabilities in our Condensed Consolidated Balance Sheets.

The interest rate lock derivatives will be settled upon the earlier of the issuance of fixed-rate debt or the current mandatory termination date of December 3, 2019. We expect to extend the mandatory termination date, at which time we may elect to provide cash collateral up to the fair value of the derivatives on the effective date. If we provide any such cash collateral to any

Index for Notes to the Condensed Consolidated Financial Statements

of our derivative counterparties, we will begin making (or receiving), depending on daily market movements, variation margin payments to (or from) such derivative counterparties. Upon settlement of the interest rate lock derivatives, we will receive, or make, a cash payment in the amount of the fair value of the cash flow hedge as of the settlement date. We expect our existing sources of liquidity to be sufficient to meet the requirements of the interest rate lock derivatives.

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

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions on our common stock, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of September 30, 2019.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain partners, which provide us with the ability to enter into financing leases for network equipment and services. As of September 30, 2019, we have committed to $3.8 billion of financing leases under these financing lease facilities, of which $393 million and $800 million was executed during the three and nine months ended September 30, 2019, respectively. We expect to enter into up to an additional $100 million in financing lease commitments during 2019.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure. Property and equipment capital expenditures primarily relate to our network transformation, including the build-out of our network to utilize our 600 MHz spectrum licenses. We expect cash purchases of property and equipment, excluding capitalized interest of approximately $450 million (up from prior guidance of $400 million), to be in the range of $5.9 to $6.0 billion for 2019, up $200 to $300 million from the high end of the prior guidance range. We expect cash purchases of property and equipment, including capitalized interest, to be in the range of $6.35 to $6.45 billion in 2019, up from the prior guidance range of $5.8 to $6.1 billion. The higher capital expenditures guidance reflects our rapid rollout of 600 MHz spectrum, setting the foundation for our accelerated plans to launch the first nationwide 5G network later this year. This does not include property and equipment obtained through financing lease agreements, vendor financing agreements, leased wireless devices transferred from inventory or any additional purchases of spectrum licenses.

Share Repurchases

On December 6, 2017, our Board of Directors authorized a stock repurchase program for up to $1.5 billion of our common stock through December 31, 2018 (the “2017 Stock Repurchase Program”). Repurchased shares are retired. The 2017 Stock Repurchase Program was completed on April 29, 2018.

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

Index for Notes to the Condensed Consolidated Financial Statements

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended September 30, 2019, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with DT. We have relied upon DT for information regarding their activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: MTN Irancell, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended September 30, 2019, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to three customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Bank Sepah, and Europäisch-Iranische Handelsbank. These services have been terminated or are in the process of being terminated. For the three months ended September 30, 2019, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries, operating a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended September 30, 2019 were less than $0.1 million. We understand that DT intends to continue these activities.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of September 30, 2019, we derecognized net receivables of $2.7 billion upon sale through these arrangements. See Note 5 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements for further information.

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

Index for Notes to the Condensed Consolidated Financial Statements

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

•
Certain line items in the Condensed Consolidated Statements of Cash Flows and the “Supplemental disclosure of cash flow information” have been renamed to align with the new terminology presented in the new lease standard; “Repayment of capital lease obligations” is now presented as “Repayments of financing lease obligations” and “Assets acquired under capital lease obligations” is now presented as “Financing lease right-of-use assets obtained in exchange for lease obligations.” In the “Operating Activities” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease right-of-use assets” and “Short and long-term operating lease liabilities” which represent the change in the operating lease asset and liability, respectively. Additionally, in the “Supplemental disclosure of cash flow information” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease payments,” and in the “Noncash investing and financing activities” section we have added “Operating lease right-of-use assets obtained in exchange for lease obligations.”

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

•
We elected the use of hindsight whereby we applied current lease term assumptions that are applied to new leases in determining the expected lease term period for all cell sites. Upon adoption of the new lease standard and application of hindsight our expected lease term has shortened to reflect payments due for the initial non-cancelable lease term only. This assessment corresponds to our lease term assessment for new leases and aligns with the payments that have been disclosed as lease commitments in prior years. As a result, the average remaining lease term for cell sites has decreased from approximately nine to five years based on lease contracts in effect at transition on January 1, 2019. The aggregate impact of using hindsight is an estimated decrease in Total operating expense of $240 million in fiscal year 2019.

•
We were also required to reassess the previously failed sale-leasebacks of certain T-Mobile-owned wireless communication tower sites and determine whether the transfer of the assets to the tower operator under the arrangement met the transfer of control criteria in the revenue standard and whether a sale should be recognized.

Index for Notes to the Condensed Consolidated Financial Statements

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

PART II. OTHER INFORMATION

Index for Notes to the Condensed Consolidated Financial Statements

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

Risks Related to the Proposed Transactions

The closing of the Transactions is subject to a number of conditions, including the receipt of approvals from, and the absence of any order preventing the closing issued by, governmental entities, which may not approve the Transactions, may delay the approvals for, or may impose conditions or restrictions on, jeopardize or delay completion of, or reduce or delay the anticipated benefits of, the Transactions, and if these conditions are not satisfied or waived, the Transactions will not be completed.

The completion of the Transactions is subject to a number of conditions, including, among others, obtaining certain governmental authorizations, consents, orders or other approvals, and the absence of any injunction prohibiting the Transactions or any legal requirements enacted by a court or other governmental entity preventing the completion of the Transactions. In connection with these required approvals, we have agreed to significant actions and conditions, including the planned divestiture of Sprint’s prepaid wireless businesses to DISH Network Corporation and ongoing commercial and transition services arrangements to be entered into in connection with such divestiture, which we and Sprint announced on July 26, 2019 (the “Divestiture Transaction”), a stipulation and order and proposed final judgment with the U.S. Department of Justice, which we and Sprint announced on July 26, 2019 (the “Consent Decree”), the proposed commitments contained in the ex parte presentation filed with the Secretary of the FCC, which we and Sprint announced on May 20, 2019 (the “FCC Commitments”) and any commitments and undertakings we have entered into, and may in the future enter into, with governmental authorities at the federal and state level (collectively, with the Consent Decree and the FCC Commitments, the “Government Commitments”). There is no assurance that the remaining required authorizations, consents, orders or other approvals will be obtained or that they will be obtained in a timely manner, or whether they will be subject to additional required actions, conditions, limitations or restrictions on the combined company’s business, operations or assets. In addition, the attorneys general of certain states and the District of Columbia have commenced litigation seeking an order prohibiting the consummation of the Transactions. Such litigation, and such required actions, conditions, limitations and restrictions, may jeopardize or delay completion of the Transactions, reduce or delay the anticipated benefits of the Transactions or allow the parties to the Business Combination Agreement to terminate the Business Combination Agreement, which could result in a material adverse effect on our or the combined company’s business, financial condition or operating results. In addition, the completion of the Transactions is also subject to T-Mobile USA having specified minimum credit ratings on the closing date of the Transactions (after giving effect to the Merger) from at least two of three specified credit rating agencies, subject to certain qualifications. In the event that we terminate the Business Combination Agreement in connection with a failure to satisfy the closing condition related to the specified minimum credit ratings, then in certain circumstances, we may be required to pay Sprint an amount equal to $600 million. If the Transactions are not completed by November 1, 2019 (or, if the Marketing Period (as defined in the Business Combination Agreement) has started and is in effect at such date, then January 2, 2020), or if there is a final and non-appealable order or injunction preventing the consummation of the Transactions, either we or Sprint may terminate the Business Combination Agreement. The Business Combination Agreement may also be terminated if the other conditions to closing are not satisfied, and we and Sprint may also mutually decide to terminate the Business Combination Agreement.

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

Index for Notes to the Condensed Consolidated Financial Statements

In addition, it is expected that if the Merger is not completed, we will continue to lack the network, scale and financial resources of the current market share leaders in, and other companies that have more recently begun providing, wireless services. Further, if the Merger is not completed, it is expected that we will not be able to deploy a nationwide 5G network on the same scale and on the same timeline as the combined company, and therefore will continue to be limited in our ability to compete effectively in the 5G era.

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

In addition, we and our affiliates are involved in various disputes, governmental and/or regulatory inspections, investigations and proceedings and litigation matters that arise from time to time, including the antitrust litigation related to the Transactions brought by the attorneys general of certain states and the District of Columbia, and it is possible that an unfavorable resolution of these matters could prevent the consummation of the Transactions and/or adversely affect us and our results of operations, financial condition and cash flows and the results of operations, financial condition and cash flows of the combined company.

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

Certain of our directors and executive officers negotiated the terms of the Business Combination Agreement. Our directors and executive officers may have interests in the Transactions that are different from, or in addition to, those of our stockholders. These interests include, but are not limited to, the continued service of certain of our directors as directors of the combined company, the continued employment of certain of our executive officers by the combined company, severance arrangements and employment terms linked to the Transactions and other rights held by our directors and executive officers, and provisions in the Business Combination Agreement regarding continued indemnification of and advancement of expenses to our directors and officers.

Index for Notes to the Condensed Consolidated Financial Statements

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

The combination of two independent businesses is complex, costly and time-consuming and may divert significant management attention and resources to combining our and Sprint’s business practices and operations. This process, as well as the Divestiture Transaction and the Government Commitments, may disrupt our business. The failure to meet the challenges involved in combining our and Sprint’s businesses and to realize the anticipated benefits of the Transactions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company. The overall combination of our and Sprint’s businesses, the completion of the Divestiture Transaction and compliance with the Government Commitments may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. The difficulties of combining the operations of the companies, completing the Divestiture Transaction and satisfying all of the Government Commitments include, among others:

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

•
difficulties in satisfying the large number of Government Commitments in the required timeframes and the tracking and monitoring of them, including the network build-out obligations under the Government Commitments;

•	contingent liabilities that are larger than expected; and

•	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Transactions, the Divestiture Transaction and the Government Commitments.

Index for Notes to the Condensed Consolidated Financial Statements

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

In connection with the Transactions, we and Sprint have conducted, and expect to conduct, certain pre-Merger financing transactions, which will be used in part to prepay a portion of our and Sprint’s existing indebtedness and to fund liquidity needs. After giving effect to the pre-Merger financing transactions and the Transactions, we anticipate that the combined company will have consolidated indebtedness of up to approximately $69.0 billion to $71.0 billion, based on estimated September 30, 2019 debt and cash balances, and excluding tower obligations and operating lease liabilities.

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

Some or all of the combined company’s variable-rate indebtedness may use LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequence of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. In addition, any hedging agreements we have and may continue to enter into to limit our exposure to interest rate increases or foreign currency fluctuations may not offer complete protection from these risks or may be unsuccessful, and consequently may effectively increase the interest rate we pay on our debt or the exchange rate with respect to such debt, and any portion not subject to such hedging agreements would have full exposure to interest rate increases or foreign currency fluctuations, as applicable. If any financial institutions that are parties to our hedging agreements were to default on their payment obligations to us, declare bankruptcy or become insolvent, we would be unhedged against the underlying exposures. Any of these risks could have a material adverse effect on our business, financial condition and operating results.

Index for Notes to the Condensed Consolidated Financial Statements

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

In particular, we have received commitments for $27.0 billion in debt financing to fund the Transactions, which is comprised of (i) a $4.0 billion secured revolving credit facility, (ii) a $4.0 billion term loan credit facility and (iii) a $19.0 billion secured bridge loan facility. Our reliance on the financing from the $19.0 billion secured bridge loan facility commitment is intended to be reduced through one or more secured note offerings or other long-term financings prior to the Merger closing. However, there can be no assurance that we will be able to issue any such secured notes or other long-term financings on terms we find acceptable or at all, especially in light of recent debt market volatility, in which case we may have to exercise some or all of the commitments under the secured bridge facility to fund the Transactions. Accordingly, the costs of financing for the Transactions may be higher than expected.

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

We have incurred, and will incur, substantial expenses in connection with and as a result of completing the Transactions, the Divestiture Transaction and compliance with the Government Commitments, and over a period of time following the completion of the Transactions, the combined company also expects to incur substantial expenses in connection with integrating and coordinating our and Sprint’s businesses, operations, policies and procedures. A portion of the transaction costs

Index for Notes to the Condensed Consolidated Financial Statements

related to the Transactions will be incurred regardless of whether the Transactions are completed. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses will exceed the costs historically borne by us. These costs could adversely affect our financial condition and results of operations prior to the Transactions and the financial condition and results of operations of the combined company following the Transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Index for Notes to the Condensed Consolidated Financial Statements

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
2.1*	Asset Purchase Agreement, dated as of July 26, 2019, by and among T-Mobile US, Inc., Sprint Corporation and DISH Network Corporation	8-K	7/26/2019	2.1
2.2*	Amendment No. 1, dated as of July 26, 2019, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	7/26/2019	2.2
3.1	Sixth Amended and Restated Bylaws of T-Mobile US, Inc.	8-K	10/11/2019	3.1
4.1
Fortieth Supplemental Indenture, dated as of September 27, 2019, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.
X
10.1**	Second Amendment, dated as of March 25, 2019, to Amended and Restated Employment Agreement, dated as of December 20, 2017, between T-Mobile US, Inc. and J. Braxton Carter.				X
10.2	Second Amended and Restated Commitment Letter, dated as of September 6, 2019, by and among T-Mobile USA, Inc. and the financial institutions party thereto.	8-K	9/9/2019	10.1
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	This filing excludes certain schedules pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon request by the SEC.
**	Indicates a management contract or compensatory plan or arrangement.
***	Furnished herein.

Index for Notes to the Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

October 28, 2019	/s/ J. Braxton Carter
J. Braxton Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)