Form 10-K
period 2019-12-31
T-Mobile US, Inc.
filed 2020-02-06
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No 
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes ☐ No ☒
As of June 28, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $23.2 billion based on the closing sale price as reported on the NASDAQ Global Select Market. As of January 31, 2020, there were 856,932,845 shares of common stock outstanding.

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
For the Year Ended December 31, 2019

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of this Form 10-K, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•the failure to obtain, or delays in obtaining, regulatory approval for the merger (the “Merger”) with Sprint Corporation (“Sprint”), pursuant to the Business Combination Agreement with Sprint and other parties therein (as amended, the “Business Combination Agreement”) and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”), risks associated with the actions and conditions we have agreed to in connection with regulatory approval for the Transactions, and the risk that such regulatory approval may result in the imposition of additional conditions that, if accepted by the parties, could adversely affect the combined company or the expected benefits of the Transactions, or the failure to satisfy any of the other conditions to the Transactions on a timely basis or at all;
•the risk that the antitrust litigation related to the Transactions brought by the attorneys general of certain states and the District of Columbia will result in an order preventing the completion of the Transactions and the risk of other litigation or regulatory actions related to the Transactions;
•the exercise by one or both parties of a right to terminate the Business Combination Agreement;
•adverse effects on the market price of our common stock or on our operating results because of a failure to complete the Merger in the anticipated timeframe, on the anticipated terms or at all;
•inability to obtain the financing contemplated to be obtained in connection with the Transactions on the expected terms or timing or at all;
•the ability of us, Sprint and the combined company to make payments on debt or to repay existing or future indebtedness when due or to comply with the covenants contained therein;
•adverse changes in the ratings of our or Sprint’s debt securities or adverse conditions in the credit markets;
•negative effects of the announcement, pendency or consummation of the Transactions on the market price of our common stock and on our or Sprint’s operating results, including as a result of changes in key customer, supplier, employee or other business relationships;
•the assumption of significant liabilities in connection with, and significant costs related to, the Transactions, including liabilities of Sprint that may become liabilities of the combined company or that may otherwise arise and financing costs;
•failure to realize the expected benefits and synergies of the Transactions in the expected timeframes, in part or at all;
•costs or difficulties related to the integration of Sprint’s network and operations into our network and operations, including intellectual property and communications systems, administrative and information technology infrastructure and accounting, financial reporting and internal control systems;
•differences with Sprint’s control environments, cultures, and auditor expectations may result in future material weaknesses, significant deficiencies, and/or control deficiencies while we work to integrate the companies and align guidelines and practices;
•costs or difficulties related to the completion of the Divestiture Transaction and the satisfaction of the Government Commitments (each as defined below);
•the inability of us, Sprint or the combined company to retain and hire key personnel;
•the risk that certain contractual restrictions contained in the Business Combination Agreement during the pendency of the Transactions could adversely affect our or Sprint’s ability to pursue business opportunities or strategic transactions;
•adverse economic, political or market conditions in the U.S. and international markets;
•competition, industry consolidation, and changes in the market for wireless services, which could negatively affect our ability to attract and retain customers;
•the effects of any future merger, investment, or acquisition involving us, as well as the effects of mergers, investments, or acquisitions in the technology, media and telecommunications industry;

•challenges in implementing our business strategies or funding our operations, including payment for additional spectrum or network upgrades;
•the possibility that we may be unable to renew our spectrum licenses on attractive terms or acquire new spectrum licenses at reasonable costs and terms;
•difficulties in managing growth in wireless data services, including network quality;
•material changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;
•the timing, scope and financial impact of our deployment of advanced network and business technologies;
•the impact on our networks and business from major technology equipment failures;
•inability to implement and maintain effective cyber security measures over critical business systems;
•breaches of our and/or our third-party vendors’ networks, information technology and data security, resulting in unauthorized access to customer confidential information;
•natural disasters, terrorist attacks or similar incidents;
•unfavorable outcomes of existing or future litigation;
•any changes in the regulatory environments in which we operate, including any increase in restrictions on the ability to operate our networks and changes in data privacy laws;
•any disruption or failure of our third parties’ or key suppliers’ provisioning of products or services;
•material adverse changes in labor matters, including labor campaigns, negotiations or additional organizing activity, and any resulting financial, operational and/or reputational impact;
•changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (“SEC”), may require, which could result in an impact on earnings;
•changes in tax laws, regulations and existing standards and the resolution of disputes with any taxing jurisdictions;
•the possibility that the reset process under our trademark license results in changes to the royalty rates for our trademarks;
•the possibility that we may be unable to adequately protect our intellectual property rights or be accused of infringing the intellectual property rights of others;
•our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective;
•the occurrence of high fraud rates related to device financing, credit cards, dealers, or subscriptions; and
•interests of our majority stockholder may differ from the interests of other stockholders.

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

Investors and others should note that we announce material financial and operational information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We intend to also use certain social media accounts as means of disclosing information about us and our services and for complying with our disclosure obligations under Regulation FD (the @TMobileIR Twitter account (https://twitter.com/TMobileIR) and through April 30, 2020, the @JohnLegere Twitter (https://twitter.com/JohnLegere), Facebook and Periscope accounts, which Mr. Legere also uses as means for personal communications and observations, and on and after May 1, 2020 the @SievertMike Twitter (https://twitter.com/SievertMike) account, which Mr. Sievert also uses as a means for personal communications and observations). The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these social media channels in addition to following our press releases, SEC filings and public conference calls and webcasts. The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time as listed on our investor relations website.

PART I.

Item 1. Business

Business Overview and Strategy

Un-carrier Strategy

We are the Un-carrier. Through our Un-carrier strategy, we have disrupted the wireless communications services industry, by actively engaging with and listening to our customers and eliminating their existing pain points, including providing them with added value, an exceptional experience and implementing signature Un-carrier initiatives that have changed wireless for good. We ended annual service contracts, overages, unpredictable international roaming fees, data buckets and so much more. We are inspired by a relentless customer experience focus, consistently leading the wireless industry in customer care by delivering an excellent customer experience with our “Team of Experts,” which drives our record-high customer satisfaction levels while enabling operational efficiencies. Since the launch of the Un-carrier in 2013, approximately 53 million customers have joined the Un-carrier movement, and we will continue forward with our customer experience focus, determined to bring the Un-carrier to every potential customer in the United States.

Our network is the foundation of our success and everything we do is powered by our nationwide 4G Long-Term Evolution (“LTE”) network, which covers 327 million Americans (99% of the U.S. population) and our recently launched nationwide 5G network. We continue to expand the footprint and improve the quality of our network, providing outstanding wireless experiences for customers who will not have to compromise on quality and value. Going forward, it is this network that will allow us to deliver new, innovative products and services with the same customer experience focus and industry-disrupting mentality that has redefined the wireless communications services industry in the United States in the customers’ favor.

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

Proposed Sprint Transactions

On April 29, 2018, we entered into the Business Combination Agreement with Sprint to merge in an all-stock transaction at a fixed exchange ratio of 0.10256 shares of T-Mobile common stock for each share of Sprint common stock, or 9.75 shares of Sprint common stock for each share of T-Mobile common stock. If the Merger closes, the combined company will be named “T-Mobile,” and as a result of the Merger, is expected to be able to build upon our recently launched foundational 5G network of 600 MHz spectrum to deliver transformational broad, deep and nationwide 5G for all, accelerate innovation and increase competition in the U.S. wireless, video and broadband industries. If the Merger closes, we expect to be able to combine Sprint’s 2.5 GHz mid-band spectrum with our foundational layer of 5G and millimeter-wave spectrum, completing the “layer cake” of spectrum and providing customers with an unmatched 5G experience at lower prices.

The consummation of the Merger remains subject to certain closing conditions, as well as pending judicial and regulatory proceedings. We expect the Merger will be permitted to close in early 2020. For more information regarding our Business Combination Agreement, see Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements.

Business

We provide wireless services to 86.0 million postpaid, prepaid and wholesale customers and generate revenue by providing affordable wireless communications services to these customers, as well as a wide selection of wireless devices and accessories. Our most significant expenses relate to acquiring and retaining high-quality customers, providing a full range of devices, compensating employees, and operating and expanding our network. We provide service, devices and accessories across our flagship brands, T-Mobile and Metro by T-Mobile, through our owned and operated retail stores, as well as through our websites (www.T-Mobile.com and www.metrobyt-mobile.com), T-Mobile app and customer care channels. In addition, we sell devices to dealers and other third-party distributors for resale through independent third-party retail outlets and a variety of third-party websites. The information on our websites is not part of this Form 10-K. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Customers

We provide wireless communications services to three primary categories of customers:

•Branded postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, wearables, DIGITS or other connected devices which includes tablets and SyncUp DRIVE™;
•Branded prepaid customers generally include customers who pay for wireless communications services in advance. Our branded prepaid customers include customers of T-Mobile and Metro by T-Mobile; and
•Wholesale customers include Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers that operate on our network but are managed by wholesale partners.

We generate the majority of our service revenues by providing wireless communications services to branded postpaid and branded prepaid customers. Our ability to acquire and retain branded postpaid and prepaid customers is important to our business in the generation of service revenues, equipment revenues and other revenues. In 2019, our service revenues generated by providing wireless communications services by customer category were:

•67% Branded postpaid customers;
•28% Branded prepaid customers; and
•5% Wholesale customers and Roaming and other services.

Starting with the three months ended March 31, 2020, we plan to discontinue reporting wholesale customers and instead focus on branded customers and wholesale revenues, which we consider more relevant than the number of wholesale customers given the expansion of M2M and Internet of Things (“IoT”) products.

All of our revenues for the years ended December 31, 2019, 2018, and 2017 were earned in the United States, including Puerto Rico and the U.S. Virgin Islands.

Services and Products

We provide wireless communications services through a variety of service plan options. We also offer a wide selection of wireless devices, including smartphones, wearables, tablets and other mobile communication devices, which are manufactured by various suppliers.

Our primary service plan offering, which allows customers to subscribe for wireless communications services separately from the purchase of a device, is our signature Magenta plan (“Magenta”) and is packed with exclusive benefits, including unlimited talk, text and smartphone data on our network, free stuff, discounts, and more every week from T-Mobile Tuesdays and “Team of Experts,” our dedicated customer care team. Customers also have the ability to choose additional features for an additional cost on Magenta Plus.

We also offer an Essentials rate plan, for customers who want the basics, as well as specific rate plans to qualifying customers, including Unlimited 55+, Military, First Responder, and Business.

Our device options for qualifying customers on Magenta, and previously on T-Mobile ONE and Simple Choice plans, include:

•The option of financing all or a portion of the individual device or accessory purchase price at the time of sale over an installment period of up to 36 or 12 months, respectively, using an Equipment Installment Plan ("EIP");
•For qualifying customers who finance their initial device with an EIP, an option to enroll in our Just Upgrade My Phone (“JUMP!®”) program to later upgrade their device; and
•The option to lease a device over a period of up to 18 months and upgrade it for a new device up to one time per month with JUMP! On Demand™.

5G

•In December 2019, T-Mobile launched America’s first nationwide 5G network, including prepaid 5G with Metro by T-Mobile, covering more than 200 million people and more than 5,000 cities and towns across the United States with 5G. In addition, we introduced two new 600 MHz 5G capable superphones, the exclusive OnePlus 7T Pro 5G McLaren and the Samsung Galaxy Note10+ 5G and anticipate offering an industry-leading smartphone portfolio built to work on nationwide 5G in 2020. This 5G network is our foundational layer of 5G coverage on 600 MHz low-band spectrum.
•T-Mobile’s 5G network is not just bigger, it’s better. T-Mobile’s 5G is based on real, standards-based 5G and covers more than 60% of the population across more than 1 million square miles. T-Mobile’s 5G network works indoors and is available to anyone with a capable device.

Spectrum Position

We provide wireless communications services utilizing mid-band spectrum licenses, such as Advanced Wireless Services (“AWS”) and Personal Communications Service (“PCS”), low-band spectrum licenses utilizing our 600 MHz and 700 MHz spectrum, and mmWave spectrum.

•We owned an average of 111 MHz of spectrum nationwide as of December 31, 2019, not including mmWave spectrum. The spectrum comprises an average of 31 MHz in the 600 MHz band, 10 MHz in the 700 MHz band, 29 MHz in the 1900 MHz PCS band and 41 MHz in the AWS band.
•We have cleared 600 MHz spectrum covering approximately 275 million POPs as of December 31, 2019 and expect to clear the remaining 600 MHz spectrum POPs in 2020.
•We continue our deployment of LTE on 600 MHz spectrum using 5G-ready equipment. As of December 31, 2019, we were live with 4G LTE in nearly 8,900 cities and towns in 49 states and Puerto Rico covering 1.5 million square miles and 248 million POPs.
•Combining 600 and 700 MHz spectrum, we have deployed 4G LTE in low-band spectrum to 316 million POPs.
•Currently, more than 33 million devices on T-Mobile’s network are compatible with 600 MHz spectrum.
•On June 3, 2019, the Federal Communications Commission (“FCC”) announced the results of Auctions 101 (28 GHz spectrum) and 102 (24 GHz spectrum). In the combined auctions, T-Mobile spent $842 million to more than quadruple its nationwide average total mmWave spectrum holdings from 104 MHz to 471 MHz.
•We will evaluate future spectrum purchases in current and upcoming auctions and in the secondary market to further augment our current spectrum position. We are not aware of any such spectrum purchase options that come close to matching the efficiencies and synergies possible from the Merger.

Network Coverage Growth

•We continue to expand our coverage breadth and covered 327 million people with 4G LTE as of December 31, 2019;
•Our nationwide 5G network covered more than 200 million people as of December 31, 2019; and
•As of December 31, 2019, we had equipment deployed on approximately 66,000 macro cell sites and 25,000 small cell/distributed antenna system sites.

Network Capacity Growth

Due to industry spectrum limitations (especially in mid-band), we continue to make efforts to expand our capacity and increase the quality of our network through the re-farming of existing spectrum and implementation of new technologies including Voice over LTE (“VoLTE”), Carrier Aggregation, 4x4 multiple-input and multiple-output (“MIMO”), 256 Quadrature Amplitude Modulation (“QAM”) and Licensed Assisted Access (“LAA”).

•VoLTE comprised 90% of total voice calls in the fourth quarter of 2019, compared to 87% in the fourth quarter of 2018.
•Carrier aggregation is live for our customers in 969 markets as of December 31, 2019, up from 923 markets as of December 31, 2018.
•4x4 MIMO is currently available in 708 markets as of December 31, 2019, up from 564 markets as of December 31, 2018.

•Our customers have 256 QAM available across the Un-carrier's entire 4G LTE footprint.
•We are the first carrier globally to have rolled out the combination of carrier aggregation, 4x4 MIMO and 256 QAM. This trifecta of standards has been rolled out to 701 markets as of December 31, 2019, up from 549 markets as of December 31, 2018.
•LAA has been deployed to 30 cities including Atlanta, Austin, Chicago, Denver, Houston, Las Vegas, Los Angeles, Miami, New Orleans, New York, Philadelphia, Sacramento, San Diego, Seattle, and Washington DC.

Competition

The wireless communications services industry is highly competitive. We are the third largest provider of postpaid service plans and the second largest provider of prepaid service plans in the U.S. as measured by customers. Our competitors include other national carriers, such as AT&T Inc. (“AT&T”), Verizon Communications, Inc. (“Verizon”) and Sprint. AT&T and Verizon are significantly larger than we are and enjoy greater resources and scale advantages as compared to us. In addition, our competitors include numerous smaller regional carriers, mobile virtual network operators (“MVNOs”), including TracFone Wireless, Inc., Comcast Corporation, Charter Communications, Inc., and Altice USA, Inc., many of which offer no-contract, postpaid and prepaid service plans. Competitors also include providers who offer similar communication services, such as voice, messaging and data services, using alternative technologies or services. Competitive factors within the wireless communications services industry include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies, availability of additional spectrum licenses and regulatory changes. Some competitors have shown a willingness to use aggressive pricing as a source of differentiation. Other competitors have sought to add ancillary services, like mobile video or music streaming services, to enhance their offerings. Taken together, the competitive factors we face continue to put pressure on growth and margins as companies compete to retain the current customer base and continue to add new customers.

Employees

As of December 31, 2019, we employed approximately 53,000 full-time and part-time employees, including network, retail, administrative and customer support functions.

Regulation

The FCC regulates many key aspects of our business, including licensing, construction, the operation and use of our network, modifications of our network, control and ownership of our licenses and authorizations, the sale, transfer and acquisition of certain licenses, domestic roaming arrangements and interconnection agreements, pursuant to its authority under the Communications Act of 1934, as amended (“Communications Act”). The FCC has a number of complex requirements that affect our operations and pending proceedings regarding additional or modified requirements that could increase our costs or diminish our revenues. For example, the FCC has rules regarding provision of 911 and E-911 services, porting telephone numbers, interconnection, roaming, internet openness or net neutrality, disabilities access, privacy and cybersecurity, consumer protection, and the universal service and Lifeline programs. Many of these and other issues are being considered in ongoing proceedings, and we cannot predict whether or how such actions will affect our business, financial condition or results of operations. Our ability to provide services and generate revenues could be harmed by adverse regulatory action or changes to existing laws and regulations. In addition, regulation of companies that offer competing services can impact our business indirectly.

Except for operations in certain unlicensed frequency bands, wireless communications services providers generally must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. The FCC issues each license for a fixed period of time, typically 10-15 years depending on the particular licenses. While the FCC has generally renewed licenses given to operating companies like us, the FCC has authority to both revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Furthermore, we could be subject to fines, forfeitures and other penalties for failure to comply with FCC regulations, even if any such non-compliance was unintentional. In extreme cases, penalties can include revocation of our licenses. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, results of operations and financial condition.

Additionally, Congress’ and the FCC’s allocation of additional spectrum for broadband commercial mobile radio service (“CMRS”), which includes cellular, PCS, miscellaneous wireless services and specialized mobile radio, could significantly increase and intensify competition. We cannot assess the impact that any developments that may occur in the U.S. economy or any future spectrum allocations by the FCC may have on license values. FCC spectrum auctions and other market developments may adversely affect the market value of our licenses in the future. A significant decline in the value of our licenses could adversely affect our financial condition and results of operations. In addition, the FCC periodically reviews its policies on how to evaluate carriers’ spectrum holdings. A change in these policies could affect spectrum resources and competition among us and other carriers.

Congress and the FCC have imposed limitations on foreign ownership of CMRS licensees that exceed 20% direct ownership or 25% indirect ownership through an entity controlling the licensee. The FCC has ruled that higher levels of indirect foreign ownership, even up to 100%, are presumptively consistent with the public interest, but must be reviewed and approved. Consistent with that established policy, the FCC has issued a declaratory ruling authorizing up to 100% ownership of our Company by DT. This declaratory ruling, and our licenses, are conditioned on DT’s and the Company’s compliance with a network security agreement with the Department of Justice, the Federal Bureau of Investigation and the Department of Homeland Security. Failure to comply with the terms of this agreement could result in fines, injunctions and other penalties, including potential revocation of our spectrum licenses.

While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless communications services providers, certain state and local governments regulate other terms and conditions of wireless service, including billing, termination of service arrangements and the imposition of early termination fees, advertising, network outages, the use of devices while driving, zoning and land use. Additionally, after the FCC’s adoption of the 2017 “Restoring Internet Freedom” (RIF) Order reclassifying broadband internet access services as Title I (non-common carrier services), a number of states have sought to impose state-specific net neutrality and privacy requirements on providers’ broadband services. The FCC ruling broadly preempted such state efforts, which are inconsistent with the FCC’s federal deregulatory approach. Recently, however, the DC Circuit issued a ruling largely upholding the RIF Order, but also vacating the portion of the ruling broadly preempting state/local net neutrality laws. The court left open the prospect that particular state laws could still unlawfully conflict with the FCC net neutrality rules and be preempted. A petition seeking rehearing of the decision has been filed. Court challenges to some of the state enactments also remain pending.

While most states are largely seeking to codify the repealed federal rules, there are differences in some states, notably California, which has passed separate privacy and net neutrality legislation. There are also efforts within Congress to pass federal legislation to codify uniform federal privacy and net neutrality requirements, while also ensuring the preemption of separate state requirements, including the California laws. If not rescinded, separate state requirements will impose significant business costs and could also result in increased litigation costs and enforcement risks. State authority over wireless broadband services will remain unsettled until final action by the courts or Congress.

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

Available Information

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov. Our Form 10-K and all other reports and amendments filed with or furnished to the SEC are also publicly available free of charge on the investor relations section of our website at investor.t-mobile.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance guidelines, code of ethics for senior financial officers, code of business conduct, speak-up policy, supplier code of conduct, and charters for the audit, compensation, nominating and corporate governance and executive committees of our Board of Directors are also posted on the investor relations section of our website at investor.t-mobile.com. The information on our websites is not part of this or any other report we file with, or furnish to, the SEC.

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

We have multiple wireless competitors, some of which have greater resources than we have and compete for customers based principally on service/device offerings, price, network coverage, speed and quality and customer service. We expect market saturation to continue to cause the wireless industry’s customer growth rate to be moderate in comparison with historical growth rates, or possibly negative, leading to ongoing competition for customers. We also expect that our customers’ appetite for data services will place increasing demands on our network capacity. This competition and our capacity will continue to put pressure on pricing and margins as companies compete for potential customers. Our ability to compete will depend on, among other things, continued absolute and relative improvement in network quality and customer service, effective marketing and selling of products and services, innovation, attractive pricing, and cost management, all of which will involve significant expenses.

Joint ventures, mergers, acquisitions and strategic alliances in the wireless sector have resulted in and are expected to result in larger competitors competing for a limited number of customers. The two largest national wireless communications services providers currently serve a significant percentage of all wireless customers and hold significant spectrum and other resources. Our largest competitors may be able to enter into exclusive handset, device, or content arrangements, execute pervasive advertising and marketing campaigns, or otherwise improve their cost position relative to ours. In addition, refusal of our large competitors to provide critical access to resources and inputs, such as roaming services on reasonable terms could improve their position within the wireless broadband mobile services industry.

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

We will need to acquire additional spectrum in order to continue our customer growth, expand and deepen our coverage, maintain our quality of service, meet increasing customer demands, and deploy new technologies. We will be at a competitive disadvantage and possibly experience erosion in the quality of service in certain geographic areas if we fail to gain access to necessary spectrum before reaching network capacity. As a result, we are actively seeking to make additional investment in spectrum, which could be significant.

The continued interest in, and acquisition of, spectrum by existing carriers and others may reduce our ability to acquire and/or increase the cost of acquiring spectrum in the secondary market or negatively impact our ability to gain access to spectrum through other means, including government auctions. We may need to enter into spectrum sharing or leasing arrangements, which are subject to certain risks and uncertainties and may involve significant expenditures. In addition, our return on investment in spectrum depends on our ability to attract additional customers and to provide additional services and usage to existing customers. As a result, the return on any investment in spectrum that we make may not be as much as we anticipate or take longer than expected. Additionally, the FCC may not be able to provide sufficient additional spectrum to auction or we may be unable to secure the spectrum we need in any auction we may elect to participate in or in the secondary market, on favorable terms or at all.

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

Significant technological changes continue to impact the communications industry. In general, these technological changes enhance communications and enable a broader array of companies to offer services competitive with ours. In order to grow and remain competitive with new and evolving technologies in our industry, we will need to adapt to future changes in technology, continually invest in our network, increase network capacity, enhance our existing offerings, and introduce new offerings to address our current and potential customers’ changing demands. Enhancing our network, including our 5G network, is subject to risk from equipment changes and migration of customers from older technologies and the potential inability to secure mid-band 5G spectrum that is necessary to add capacity to advanced technologies. Adopting new and sophisticated technologies may result in implementation issues such as scheduling and supplier delays, unexpected or increased costs, technological constraints, regulatory permitting issues, customer dissatisfaction, and other issues that could cause delays in launching new technological capabilities, which in turn could result in significant costs or reduce the anticipated benefits of the upgrades. In general, the development of new services in the wireless telecommunications industry will require us to anticipate and respond to the continuously changing demands of our customers, which we may not be able to do accurately or timely. If our new services fail to retain or gain acceptance in the marketplace or if costs associated with these services are higher than anticipated, this could have a material adverse effect on our business, financial condition and operating results.

We could be harmed by data loss or other security breaches, whether directly or indirectly.

Our business, like that of most retailers and wireless companies, involves the receipt, storage, and transmission of our customers’ confidential information, including sensitive personal information and payment card information, confidential information about our employees and suppliers, and other sensitive information about our Company, such as our business plans, transactions and intellectual property (“Confidential Information”). Unauthorized access to Confidential Information may be difficult to anticipate, detect, or prevent, particularly given that the methods of unauthorized access constantly change and evolve. We are subject to the threat of unauthorized access or disclosure of Confidential Information by state-sponsored parties, malicious actors, third parties or employees, errors or breaches by third-party suppliers, or other security incidents that could compromise the confidentiality and integrity of Confidential Information. In August 2018 and November 2019, we notified affected customers of incidents involving unauthorized access to certain customer information (not involving credit card information, financial data, social security numbers or passwords). While we do not believe these security incidents were material, we expect to continue to be the target of cyber-attacks, data breaches, or security incidents, which may in the future have a material adverse effect on our business, reputation, financial condition, and operating results.

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

Our procedures and safeguards to prevent unauthorized access to sensitive data and to defend against attacks seeking to disrupt our services must be continually evaluated and revised to address the ever-evolving threat landscape. We cannot make assurances that all preventive actions taken will adequately repel a significant attack or prevent information security breaches or the misuses of data, unauthorized access by third parties or employees, or exploits against third-party supplier environments. If we or our third-party suppliers are subject to such attacks or security breaches, we may incur significant costs or other material financial impacts, which may not be covered by, or may exceed the coverage limits of, our cyber insurance, be subject to regulatory investigations, sanctions and private litigation, experience disruptions to our operations or suffer damage to our reputation. Any future cyber-attacks, data breaches, or security incidents may have a material adverse effect on our business, financial condition, and operating results.

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

To be successful, we must provide our customers with reliable, trustworthy service and protect the communications, location, and personal information shared or generated by our customers. We rely upon both our systems and networks and the systems and networks of other providers and suppliers to provide and support our services and, in some cases, protect our customers’ information and our information. Failure of our or others’ systems, networks, or infrastructure may prevent us from providing reliable service or may allow for the unauthorized use of or interference with our networks and other systems or for the compromise of customer information. Examples of these risks include:

•human error such as responding to deceptive communications or unintentionally executing malicious code;
•physical damage, power surges or outages, or equipment failure, including those as a result of severe weather, natural disasters, terrorist attacks, political instability and volatility, and acts of war;
•theft of customer and/or proprietary information offered for sale for competitive advantage or corporate extortion;
•unauthorized access to our IT and business systems or to our network and critical infrastructure and those of our suppliers and other providers;
•supplier failures or delays; and
•system failures or outages of our business systems or communications network.

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

We continue implementing a new billing system, which will support a portion of our subscribers, while maintaining our legacy billing systems. Any unanticipated difficulties, disruption, or significant delays could have adverse operational, financial, and reputational effects on our business.

We continue implementing a new customer billing system, that involves a new third-party supported platform and utilization of a phased deployment approach. Elements of the billing system have been placed into service and are operational and we plan to operate both the existing and new billing systems in parallel to aid in the transition to the new system until all phases of the conversion are complete.

The ongoing implementation may cause major system or business disruptions, or we may fail to implement the new billing system in its entirety or in a timely or effective manner. In addition, we or the supporting vendor may experience errors, cyber-attacks, or other operational disruptions that could negatively impact us and over which we may have limited control. Interruptions and/or failure of this billing services system could disrupt our operations and impact our ability to provide or bill for our services, retain customers, attract new customers, or negatively impact overall customer experience. Any occurrence of the foregoing could cause material adverse effects on our operations and financial condition, material weaknesses in our internal control over financial reporting, and reputational damage.

We rely on third parties to provide products and services for the operation of our business, and the failure or inability of such parties to provide these products or services could adversely affect our business, financial condition, and operating results.

We depend heavily on suppliers, service providers, their subcontractors and other third parties for us to efficiently operate our business. Due to the complexity of our business, it is not unusual to engage a diverse set of suppliers to help us develop, maintain, and troubleshoot products and services such as network components, software development services, and billing and customer service support. Some of our suppliers may provide services from outside of the United States, which carries additional regulatory and legal obligations. We commonly rely on suppliers to provide us with contractual assurances and to disclose accurate information regarding risks associated with their provision of products or services in accordance with our policies and standards, including our Supplier Code of Conduct and our third party-risk management practices. The failure of our suppliers to comply with our expectations and policies could have a material adverse effect on our business, financial condition, and operating results.

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

In the past, our suppliers, service providers and their subcontractors may not have always performed at the levels we expected or at the levels required by their contracts. Our business could be severely disrupted if critical suppliers or service providers fail to comply with their contracts or if we experience delays or service degradation during any transition to a new outsourcing provider or other supplier or if we are required to replace the supplied products or services with those from another source, especially if the replacement becomes necessary on short notice. Any such disruptions could have a material adverse effect on our business, financial condition, and operating results.

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

Weak economic conditions and credit conditions may also adversely impact our suppliers, dealers, and MVNOs, some of which may file for or may be considering bankruptcy, or may experience cash flow or liquidity problems, or may be unable to obtain or refinance credit such that they may no longer be able to operate. Any of these could adversely impact our ability to distribute, market, or sell our products and services.

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

The agreements governing our indebtedness and other financing arrangements impose significant operating and financial restrictions on us. These restrictions, subject in certain cases to customary baskets, exceptions, and incurrence-based ratio tests, may limit our or our subsidiaries’ ability to pursue strategic business opportunities and engage in certain transactions, including the following:

•incurring additional indebtedness and issuing preferred stock;
•paying dividends, redeeming capital stock, or making other restricted payments or investments;
•selling or buying assets, properties, or licenses;
•developing assets, properties, or licenses that we have or in the future may procure;
•creating liens on assets securing indebtedness or other obligations;
•participating in future FCC auctions of spectrum or private sales of spectrum;
•engaging in mergers, acquisitions, business combinations, or other transactions;
•entering into transactions with affiliates; and

•placing restrictions on the ability of subsidiaries to pay dividends or make other payments.

These restrictions could limit our ability to obtain debt financing, engage in share repurchases, refinance or pay principal on our outstanding indebtedness, complete acquisitions for cash or indebtedness or react to business, economic, market and industry conditions and other changes in our operating environment or the economy. Any future indebtedness that we incur may contain similar or more restrictive covenants. Any failure to comply with the restrictions of our debt agreements and other financing arrangements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these and other agreements, giving our lenders the right to terminate any commitments they had made to provide us with further funds and to require us to repay all amounts then outstanding plus any interest, fees, penalties or premiums, which may require us to sell certain assets securing indebtedness. Any of these events could have a material adverse effect on our business, financial condition, and operating results.

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

Our ability to make payments on our debt, to repay our existing indebtedness when due, to fund our capital-intensive business and operations, and to make significant planned capital expenditures will depend on our ability to generate cash in the future, which is in turn subject to the operational risks described elsewhere in this report. Our debt service obligations could have material adverse effects on our business, financial condition, and operating results, including by:

•limiting our flexibility in planning for, or reacting to, changes in our business or the communications industry or pursuing growth opportunities;
•reducing the amount of cash available for other operational or strategic needs; and
•placing us at a competitive disadvantage to competitors who are less leveraged than we are.

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

We are exposed to credit-related losses in the event of nonperformance by counterparties to our hedging agreements. The primary credit exposure that we have with respect to our hedging agreements is that a counterparty will default on payments due, which could result in us having to acquire a replacement derivative from a different counterparty at a higher cost or we may be unable to find a suitable replacement. The counterparties to our hedging agreements are all major financial institutions; however, this does not eliminate our exposure to credit risk with these institutions. In addition, any netting and/or set off rights we may have through master netting arrangements with these counterparties may not apply to affiliates of a counterparty with whom we may have various other financial arrangements. If any financial institutions that are parties to our hedging agreements were to default on their payment obligations to us, declare bankruptcy or become insolvent, we would be unhedged against the underlying exposures. Any of these risks could have a material adverse effect on our business, financial condition and operating results. Additionally, under some of our hedging agreements, the counterparties’ and our obligations are required to be secured by cash or U.S. Treasury securities, subject to defined thresholds. Any additional posting of collateral by us under these arrangements would negatively impact our liquidity. The modification or termination of our hedging agreements could also negatively impact our liquidity or other financial metrics.

Some of our debt has a variable rate of interest linked to various indices. If the changes in indices result in interest rate increases, our debt service requirements will increase, which could adversely affect our cash flow and operating results. In particular, some or all of our variable-rate indebtedness may use the London Inter-Bank Offered Rate (“LIBOR”) or similar rates as a benchmark for establishing the rate. LIBOR will be discontinued after 2021 and will be replaced with an alternative reference rate. The consequence of this development cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence regarding our financial statements or may have a material adverse effect on our business.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we along with our independently registered public accounting firm are required to report on the effectiveness of our internal control over financial reporting. We rely heavily on IT systems and, manual and automated processes as an important part of our internal controls in order to operate, transact, and otherwise manage our business, as well as provide effective and timely reporting of our financial results. Failure to design and maintain effective internal controls, including those over our IT systems, could constitute a material weakness that could result in inaccurate financial statements, inaccurate disclosures, or failure to prevent fraud. If we or our independent registered public accounting firm were unable to conclude that we have effective internal control over financial reporting, investor confidence regarding our financial statements and our business could be materially adversely affected.

Our financial condition and operating results will be impaired if we experience high fraud rates related to device financing, credit cards, dealers, or subscriptions.

Our operating costs could increase substantially as a result of fraud, including any fraud related to device financing, customer credit card, subscriptions, or dealers. If our fraud detection strategies and processes are not successful in detecting and controlling fraud, whether directly or by way of the systems, processes, and operations of third parties such as national retailers, dealers, and others, the resulting loss of revenue or increased expenses could have a material adverse effect on our financial condition and operating results.

We rely on highly skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire qualified personnel or maintain our corporate culture.

The market for highly skilled workers and leaders in our industry is extremely competitive. We believe that our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented and highly-skilled personnel for all areas of our organization, including our CEO, the other members of our senior leadership team and highly skilled employees in technical, marketing and staff positions. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions, changes to U.S. immigration policy, competitors’ hiring practices, employee tolerance for the significant amount of change within and demands on our Company and our industry, and the effectiveness of our compensation programs. Our continued ability to compete effectively depends on our ability to retain and motivate our existing employees and to attract new employees. If we do not succeed in retaining and motivating our existing key employees and attracting new key personnel, we may not be able to meet our business plan and, as a result, our revenue growth and profitability may be materially adversely affected. In addition, certain members of our senior leadership team, including our CEO, have term employment agreements with us. Our inability to extend the terms of these employment agreements or to replace these members or our senior leadership team at the end of their terms with qualified and capable successors could hinder our strategic planning and execution. In November 2019, we announced that John Legere would retire as our Chief Executive Officer on April 30, 2020. Our ability to execute our business strategies and retain key executives may be adversely affected by the transition to our successor, Michael Sievert.

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

We may pursue acquisitions of, investments in or mergers with businesses, technologies, services and/or products that complement or expand our business. Some of these potential transactions could be significant relative to the size of our business and operations. Any such transaction would involve a number of risks and could present financial, managerial and operational challenges, including:

•diversion of management attention from running our existing business;
•increased costs to integrate the networks, spectrum, technology, personnel, customer base and business practices of the business involved in any such transaction with our business;
•difficulties in effectively integrating the financial and operational systems of the business involved in any such transaction into (or supplanting such systems with) our financial and operational reporting infrastructure and internal control framework in an effective and timely manner;
•potential exposure to material liabilities not discovered in the due diligence process or as a result of any litigation arising in connection with any such transaction;
•significant transaction expenses in connection with any such transaction, whether consummated or not;
•risks related to our ability to obtain any required regulatory approvals necessary to consummate any such transaction;
•acquisition financing may not be available on reasonable terms or at all and any such financing could significantly increase our outstanding indebtedness or otherwise affect our capital structure or credit ratings; and
•any business, technology, service, or product involved in any such transaction may significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from the transaction, which could, among other things, also result in a write-down of goodwill and other intangible assets associated with such transaction.

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

We cannot assure you that the FCC or any other federal, state or local agencies will not adopt regulations or take enforcement or other actions that would adversely affect our business, impose new costs, or require changes in current or planned operations. For example, under the Obama administration, the FCC established net neutrality and privacy regimes that applied to our operations. Both sets of rules potentially subjected some of our initiatives and practices to more burdensome requirements and heightened scrutiny by federal and state regulators, the public, edge providers, and private litigants regarding whether such initiatives or practices are compliant. While the FCC rules are now largely rolled back under the Trump administration, some states and other jurisdictions have enacted, or are considering enacting, laws in these areas (including for example the CCPA cited below), perpetuating the risk and uncertainty regarding the regulatory environment and compliance around these issues.

In addition, states are increasingly focused on the quality of service and support that wireless communications services providers provide to their customers and several states have proposed or enacted new and potentially burdensome regulations in this area. We also face potential investigations by, and inquiries from or actions by state public utility commissions. We also cannot assure you that Congress will not amend the Communications Act, from which the FCC obtains its authority, and which serves to limit state authority, or enact other legislation in a manner that could be adverse to our business.

Additionally, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”) effective January 2020, creating new data privacy rights for California residents and new compliance obligations for us. We have incurred and will continue to incur significant implementation costs to ensure compliance with the CCPA, and we could see increased litigation costs with the law now in effect. The California Attorney General has proposed related CCPA regulations, which could be adopted in a form that increases our costs and/or litigation exposure. If we are unable to put proper controls and procedures in place to ensure compliance, it could have an adverse effect on our business. A California ballot initiative has recently been introduced by the original proponent of the CCPA that would provide additional data privacy rights and require additional implementation processes if passed. Other states, such as Nevada and Washington, have passed or are considering similar legislation, which, if passed, could create more risks and potential costs for us, especially to the extent the specific requirements of these laws vary significantly from those in California, Nevada and other existing laws.

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

The financing of devices, through our EIP and JUMP! On Demand programs, has expanded our regulatory compliance obligations. Failure to remain compliant with applicable regulations, may increase our risk exposure in the following areas:

•consumer complaints and potential examinations or enforcement actions by federal and state regulatory agencies, including but not limited to the Consumer Financial Protection Bureau, state attorneys general, the FCC and the FTC; and
•regulatory fines, penalties, enforcement actions, civil litigation, and/or class action lawsuits.

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

We do not manufacture the devices or other equipment that we sell, and we depend on our suppliers to provide defect-free and safe equipment. Suppliers are required by applicable law to manufacture their devices to meet certain governmentally imposed safety criteria. However, even if the devices we sell meet the regulatory safety criteria, we could be held liable with the equipment manufacturers and suppliers for any harm caused by products we sell if such products are later found to have design or manufacturing defects. We generally seek to enter into indemnification agreements with the manufacturers who supply us with devices to protect us from losses associated with product liability, but we cannot guarantee that we will be protected in whole or in part against losses associated with a product that is found to be defective.

Allegations have been made that the use of wireless handsets and wireless transmission equipment, such as cell towers, may be linked to various health concerns, including cancer and brain tumors. Lawsuits have been filed against manufacturers and carriers in the industry claiming damages for alleged health problems arising from the use of wireless handsets. In addition, the FCC has from time to time gathered data regarding wireless handset emissions and its assessment of this issue may evolve based on its findings. The media has also reported incidents of handset battery malfunction, including reports of batteries that have overheated. These allegations may lead to changes in regulatory standards. There have also been other allegations regarding wireless technology, including allegations that wireless handset emissions may interfere with various electronic medical devices (including hearing aids and pacemakers), airbags and anti-lock brakes. Defects in the products of our suppliers, such as the 2016 recall by a handset original equipment manufacturer of one of its smartphone devices, could have a material adverse effect on our business, financial condition and operating results. Any of these allegations or risks could result in customers purchasing fewer devices and wireless services, and could also result in significant legal and regulatory liability.

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

In addition, our certificate of incorporation and the Stockholder’s Agreement restrict us from taking certain actions without DT’s prior written consent as long as DT beneficially owns 30% or more of the outstanding shares of our common stock, including:

•the incurrence of debt (excluding certain permitted debt) if our consolidated ratio of debt to cash flow, as defined in the indenture dated April 28, 2013, for the most recently ended four full fiscal quarters for which financial statements are available would exceed 5.25 to 1.0 on a pro forma basis;
•the acquisition of any business, debt or equity interests, operations or assets of any person for consideration in excess of $1.0 billion;
•the sale of any of our or our subsidiaries’ divisions, businesses, operations or equity interests for consideration in excess of $1.0 billion;
•the incurrence of secured debt (excluding certain permitted secured debt);
•any change in the size of our Board of Directors;
•the issuances of equity securities in excess of 10% of our outstanding shares or to repurchase debt held by DT;
•the repurchase or redemption of equity securities or the declaration of extraordinary or in-kind dividends or distributions other than on a pro rata basis; and
•the termination or hiring of our chief executive officer.

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

In addition, we license certain trademarks from DT, including the right to use the trademark “T-Mobile” as a name for the Company and our flagship brand, under a trademark license agreement with DT. As described in more detail in our proxy statement under the heading “Transactions with Related Persons and Approval,” we are obligated under the trademark license agreement to pay DT a royalty in an amount equal to 0.25%, which we refer to as the royalty rate, of the net revenue (as defined in the trademark license) generated by products and services we sell under the licensed trademarks. The trademark license agreement includes a royalty rate adjustment mechanism that would have occurred in early 2018 and potentially resulted in a new royalty rate effective in January 2019. The license agreement includes a royalty rate adjustment mechanism that has been postponed until the conclusion of the proposed Sprint Merger. The current royalty rate will remain effective until that time. The royalty rate under the license agreement will be adjusted retroactively if the Business Combination Agreement is terminated. We also have the right to terminate the trademark license upon one year’s prior notice. An increase in the royalty rate or termination of the trademark license could have a material adverse effect on our business, financial condition and operating results.

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

We and DT are parties to the Stockholder’s Agreement pursuant to which DT is free to transfer its shares in public sales without notice, as long as such transactions would not result in the transferee owning 30% or more of the outstanding shares of our common stock. If a transfer would exceed the 30% threshold, it is prohibited unless the transferee makes a binding offer to purchase all of the other outstanding shares on the same price and terms. The Stockholder’s Agreement does not otherwise impose any other restrictions on the sales of common stock by DT. Moreover, we may be required to file a shelf registration statement with respect to the common stock and certain debt securities held by DT, which would facilitate the resale by DT of all or any portion of the shares of our common stock it holds. The sale of shares of our common stock by DT (other than in transactions involving the purchase of all of our outstanding shares) could significantly increase the number of shares available in the market, which could cause a decrease in our stock price. In addition, even if DT does not sell a large number of its shares into the market, its right to transfer a large number of shares into the market may depress our stock price.

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

The trading prices of the securities of communications companies historically have been highly volatile, and the trading price of our common stock may be subject to wide fluctuations. Our stock price may fluctuate in reaction to a number of events and factors that may include, among other things:

•our or our competitors’ actual or anticipated operating and financial results;
•introduction of new products and services by us or our competitors or changes in service plans or pricing by us or our competitors;
•analyst projections, predictions and forecasts, analyst target prices for our securities and changes in, or our failure to meet, securities analysts’ expectations;
•transaction in our common stock by major investors;
•share repurchases by us or purchases by DT;
•DT’s financial performance, results of operation, or actions implied or taken by DT;
•entry of new competitors into our markets or perceptions of increased price competition, including a price war;
•our performance, including subscriber growth, and our financial and operational performance;
•market perceptions relating to our services, network, handsets, and deployment of our LTE and 5G platforms and our access to iconic handsets, services, applications, or content;
•market perceptions of the wireless communications services industry and valuation models for us and the industry;
•conditions or trends in the Internet and the industry sectors in which we operate;
•changes in our credit rating or future prospects;
•changes in interest rates;
•changes in our capital structure, including issuance of additional debt or equity to the public;
•the availability or perceived availability of additional capital in general and our access to such capital;
•actual or anticipated consolidation, or other strategic mergers or acquisition activities involving us or our competitors, or other participants in related or adjacent industries, or market speculations regarding such activities, including the pending Merger and views of market participants regarding the likelihood the conditions to the Merger will be satisfied and the anticipated benefits of the Merger will be realized;
•disruptions of our operations or service providers or other vendors necessary to our network operations;
•the general state of the U.S. and world politics and economies; and
•availability of additional spectrum, whether by the announcement, commencement, bidding and closing of auctions for new spectrum or the acquisition of companies that own spectrum, and the extent to which we or our competitors succeed in acquiring additional spectrum.

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

We may have in place from time to time, a stock repurchase program. Any such stock repurchase program adopted will not obligate the Company to repurchase any dollar amount or number of shares of common stock and may be suspended or discontinued at any time, which could cause the market price of our common stock to decline. The timing and actual number of shares repurchased under any such stock repurchase program depends on a variety of factors including the timing of open trading windows, the price of our common stock, corporate and regulatory requirements and other market conditions. We may effect repurchases under any stock repurchase program from time to time in the open market, in privately negotiated transactions or otherwise, including accelerated stock repurchase arrangements. Repurchases pursuant to any such stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for additional information.

Risks Related to the Proposed Transactions

The closing of the Transactions is subject to a number of conditions, including the receipt of approval from, and the absence of any order preventing the closing issued by, governmental entities, which may not approve the Transactions, may delay the approval for, or may impose conditions or restrictions on, jeopardize or delay completion of, or reduce or delay the anticipated benefits of, the Transactions, and if these conditions are not satisfied or waived, the Transactions will not be completed.

The completion of the Transactions is subject to a number of conditions, including, among others, the receipt of approval from, and the absence of any legal requirements preventing the completion of the Transactions enacted or enforced by, governmental entities, including courts. As noted below, while the parties have obtained a number of approvals from governmental entities to date, the Transactions remain subject to various judicial proceedings, and the California Public Utility Commission review remains pending.

In connection with the required approval for the Transactions, we have agreed to significant actions and conditions, including the planned Prepaid Transaction (as defined below) and ongoing commercial and transition services arrangements to be entered into in connection with such Prepaid Transaction, which we and Sprint announced on July 26, 2019 (collectively, the “Divestiture Transaction”), a stipulation and order and proposed final judgment with the U.S. Department of Justice, which we and Sprint announced on July 26, 2019 (the “Consent Decree”), the proposed commitments contained in the ex parte presentation filed with the Secretary of the FCC, which we and Sprint announced on May 20, 2019 (the “FCC Commitments”) and commitments and undertakings we have entered into at the federal and state level (collectively, with the Consent Decree, the FCC Commitments and any other commitments or undertakings that we have entered into and may in the future enter into with governmental authorities (including but not limited to those we have made to certain states) and nongovernmental organizations, the “Government Commitments”). All state public utility commission proceedings have been completed other than the California Public Utility Commission review, which remains pending.

While the parties have received approval from the FCC, the DOJ and the Committee on Foreign Investment in the United States for the Transactions to proceed subject to the above-described commitments and undertakings, the Transactions remain subject to several judicial proceedings. The Consent Decree is subject to judicial approval, which proceeding is underway. The attorneys general of certain states and the District of Columbia filed a lawsuit in New York federal court seeking an order prohibiting the consummation of the Transactions. The trial in that case has concluded and the parties are awaiting the judge’s ruling. Another case seeking to prohibit the Transactions was filed in California federal court on behalf of individual consumers, and has been stayed pending the outcome of the New York case. Appeals of any or all of these judicial and agency actions could be filed, which could further delay the Transactions or, if the Transactions close over a pending proceeding, create risk and uncertainty after the Transactions close. The ultimate outcome of these matters is uncertain and there is no assurance that we will prevail or prevail in a timely manner, or whether remaining required approvals will be subject to additional required actions, conditions, limitations or restrictions on the combined company’s business, operations or assets. Such litigation, and any such additional required actions, conditions, limitations or restrictions, may prevent the completion of the Transactions, or, even if they do not prevent the completion of the Transactions, they may delay such completion, or reduce or delay the anticipated benefits of the Transactions, which could result in a material adverse effect on our or the combined company’s business, financial condition or operating results. In particular, the substantial delay in the completion of the Transactions may delay, reduce or eliminate synergies and other benefits anticipated to be realized from the Transactions and/or increase costs and expenses associated with the Transactions.

In addition, because the Transactions were not completed by the “outside date” provided in the Business Combination Agreement, each of T-Mobile and Sprint may terminate the Business Combination Agreement unless the parties agree to extend such outside date, and there can be no assurance that the parties will not exercise this termination right or will agree to extend the outside date. Furthermore, the completion of the Transactions is also subject to T-Mobile USA having specified minimum credit ratings on the closing date of the Transactions (after giving effect to the Merger) from at least two of three specified credit rating agencies, subject to certain qualifications. There is no assurance that the required ratings will be obtained or that they will be obtained in a timely manner. In the event that we terminate the Business Combination Agreement in connection with a failure to satisfy the closing condition related to the specified minimum credit ratings, then in certain circumstances, we may be required to pay Sprint an amount equal to $600 million. The Business Combination Agreement may also be terminated if there is a final and non-appealable order or injunction preventing the consummation of the Transactions or the other conditions to closing are not satisfied, and we and Sprint may also mutually decide to terminate or amend the Business Combination Agreement.

Failure to complete, or additional delay in the completion of, the Merger could negatively impact us and our business, assets, liabilities, prospects, outlook, financial condition or results of operations.

If the completion of the Merger is prevented or continues to be delayed, or if the Merger is not completed for any other reason, we may be subject to a number of material risks. The price of our common stock may decline to the extent that its current market price reflects a market assumption that the Merger will or may be completed. In addition, significant costs related to the Transactions must be paid by us whether or not the Transactions are completed. Furthermore, we may experience negative reactions from our stockholders, customers, employees, suppliers, distributors, retailers, dealers and others who deal with us, which could have an adverse effect on our business, financial condition and results of operations.

In addition, it is expected that if the Merger is not completed, we will continue to lack the network, scale and financial resources of the current market share leaders in, and other companies that have more recently begun providing, wireless services. Further, if the Merger is not completed, we will need to seek access to additional wireless spectrum, in particular mid-band wireless spectrum through other sources, which if we are not successful, in turn would impact our ability to maintain (or improve) service from current levels, and to deploy a broad and deep nationwide 5G network on the same scale and on the same timeline as the combined company, and therefore limit our ability to compete effectively in the 5G era.

We are subject to various uncertainties, including litigation and contractual restrictions and requirements while the Transactions are pending that could disrupt our or the combined company’s business and adversely affect our or the combined company’s business, assets, liabilities, prospects, outlook, financial condition and results of operations.

Uncertainty about whether the Transactions will be completed and/or the effect of the Transactions on employees, customers, suppliers, vendors, distributors, dealers and retailers may have an adverse effect on us or the combined company. These uncertainties may impair the ability to attract, retain and motivate key personnel during the pendency of the Transactions and, whether or not the Transactions are completed, for a period of time thereafter, as existing and prospective employees may experience uncertainty about their future roles with us or the combined company. If key employees, including key employees of Sprint, depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business following the completion of the Transactions could be negatively impacted. We or the combined company may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent. Additionally, these uncertainties could cause customers, suppliers, distributors, dealers, retailers and others to seek to change or cancel existing business relationships with us or the combined company or fail to renew existing relationships. Suppliers, distributors and content and application providers may also delay or cease developing for us or the combined company new products that are necessary for the operations of its business due to the uncertainty created by the Transactions. Competitors may also target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Transactions.

The Business Combination Agreement also restricts us, without Sprint’s consent, from taking certain actions outside of the ordinary course of business while the Transactions are pending, including, among other things, certain acquisitions or dispositions of businesses and assets, entering into or amending certain contracts, repurchasing or issuing securities, making capital expenditures, incurring indebtedness, and refinancing existing indebtedness, in each case subject to certain exceptions. These restrictions and the inability to independently access the debt capital markets during the pendency of the Merger may have a significant negative impact on our business, results of operations and financial condition.

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

In addition, we and our affiliates are involved in various disputes, governmental and/or regulatory inspections, investigations and proceedings and litigation matters, including for example the antitrust litigation related to the Transactions brought by the attorneys general of certain states and the District of Columbia, and it is possible that an unfavorable resolution of these matters or other future matters, could prevent the consummation of the Transactions and/or adversely affect us and our results of operations, financial condition and cash flows and the results of operations, financial condition and cash flows of the combined company.

The Business Combination Agreement contains provisions that restrict the ability of our Board to pursue alternatives to the Transactions.

The Business Combination Agreement contains non-solicitation provisions that restrict our ability to solicit, initiate, knowingly encourage or knowingly take any other action designed to facilitate, any inquiries regarding, or the making of, any proposal the completion of which would constitute an alternative transaction for purposes of the Business Combination Agreement. In addition, the Business Combination Agreement does not permit us to terminate the Business Combination Agreement in order to enter into an agreement providing for, or to complete, such an alternative transaction. Furthermore, if the completion of the Transactions continues to be delayed, we or the combined company may be unable to pursue strategic opportunities or business transactions that we may otherwise pursue, such as spectrum acquisitions, share buybacks and/or debt transactions.

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

Risks Related to Integration and the Combined Company

Although we expect that the Transactions will result in synergies and other benefits, those synergies and benefits may not be realized or may not be realized within the expected time frame, and risks associated with the foregoing may increase as a result of the extended delay in the completion of the Transactions.

Our ability to realize the anticipated benefits of the Transactions will depend, to a large extent, on the combined company’s ability to integrate our and Sprint’s businesses in a manner that facilitates growth opportunities and achieves the projected standalone cost savings and revenue growth trends identified by each company without adversely affecting current revenues and investments in future growth. In addition, some of the anticipated synergies are not expected to occur for a significant time period following the completion of the Transactions and will require substantial capital expenditures in the near term to be fully realized. Moreover, additional delay in the completion of the Transactions may delay, reduce or eliminate the anticipated synergies and other benefits of the Transactions, including as a result of the delay in the integration of, or inability to integrate, the networks of T-Mobile and Sprint to launch a broad and deep nationwide 5G network and increasing costs and expenses incurred by T-Mobile and Sprint during the pendency of the Transactions. Even if the combined company is able to integrate the two companies successfully, the anticipated benefits of the Transactions, including the expected synergies and network benefits, may not be realized fully or at all or may take longer to realize than expected.

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

The combination of two independent businesses is complex, costly and time-consuming and may divert significant management attention and resources to combining our and Sprint’s business practices and operations. This process, as well as the Divestiture Transaction and the Government Commitments, may disrupt our business or otherwise impact our ability to compete. The failure to meet the challenges involved in combining our and Sprint’s businesses and to realize the anticipated benefits of the Transactions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company. The overall combination of our and Sprint’s businesses, the completion of the Divestiture Transaction and compliance with the Government Commitments may also result in material unanticipated problems, expenses, liabilities, competitive responses and impacts, and loss of customer and other business relationships. The difficulties of combining the operations of the companies, completing the Divestiture Transaction and satisfying all of the Government Commitments include, among others:

•the diversion of management attention to integration matters;
•difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure and financial reporting and internal control systems;
•challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•differences in control environments, cultures, and auditor expectations may result in future material weaknesses, significant deficiencies, and/or control deficiencies while we work to integrate the companies and align guidelines and practices;
•alignment of key performance measurements may result in a greater need to communicate and manage clear expectations while we work to integrate the companies and align guidelines and practices;
•difficulties in integrating employees and attracting and retaining key personnel;
•challenges in retaining existing customers and obtaining new customers;
•difficulties in achieving anticipated cost savings, synergies, accretion targets, business opportunities, financing plans and growth prospects from the combination;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•the impact of the additional debt financing expected to be incurred in connection with the Transactions;
•the transition of management to the combined company management team, and the need to address possible differences in corporate cultures and management philosophies;
•challenges in managing the divestiture process for the Divestiture Transaction and the ongoing commercial and transition services arrangements to be entered into in connection with the Divestiture Transaction;
•known or potential unknown liabilities arising in connection with the Divestiture Transaction that are larger than expected;
•an increase in competition from DISH and other third parties that DISH may enter into commercial agreements with, who are significantly larger than we are and enjoy greater resources and scale advantages as compared to us;
•difficulties in satisfying the large number of Government Commitments in the required timeframes and cost incurred in the tracking and monitoring of them, including the network build-out obligations under the Government Commitments;
•known or potential unknown liabilities of Sprint that are larger than expected; and
•other potential adverse consequences and unforeseen increased expenses or liabilities associated with the Transactions, the Divestiture Transaction and the Government Commitments.

Some of these factors are outside of our control and/or will be outside the control of the combined company, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of our and Sprint’s businesses are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected, including as a result of the Divestiture Transaction, the Government Commitments and/or the other actions and conditions we have agreed to in connection with the Transactions, or otherwise. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of our and Sprint’s businesses and in connection with the Divestiture Transaction and the Government Commitments, including potential penalties that could arise if we fail to fulfill our obligations thereunder. All of these factors could suppress the earnings per share of the combined company, decrease or delay the projected accretive effect of the Merger, and negatively impact the price of our common stock following the Merger. As a result, it cannot be assured that the combination of T-Mobile and Sprint will result in the realization of the full benefits expected from the Transactions within the anticipated time frames or at all.

The indebtedness of the combined company following the completion of the Transactions will be substantially greater than the indebtedness of each of T-Mobile and Sprint on a standalone basis prior to the execution of the Business Combination Agreement. This increased level of indebtedness could adversely affect the combined company’s business flexibility and increase its borrowing costs.

In connection with the Transactions, we and Sprint have conducted, and expect to conduct, certain pre-Merger financing transactions, which will be used in part to prepay a portion of our and Sprint’s existing indebtedness and to fund liquidity needs. After giving effect to the pre-Merger financing transactions and the Transactions, we anticipate that the combined company will have consolidated indebtedness of up to approximately $69.0 billion to $71.0 billion, based on estimated December 31, 2019 debt and cash balances, and excluding tower obligations and operating lease liabilities.

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

The ability of the combined company to service its substantial debt obligations following the Transactions will depend on future performance, which will be affected by business, economic, market and industry conditions and other factors, including the ability of the combined company to achieve the expected benefits of the Transactions. There is no guarantee that the combined company will be able to generate sufficient cash flow to service its debt obligations when due. If the combined company is unable to meet such obligations or fails to comply with the financial and other restrictive covenants contained in the agreements governing such debt obligations, it may be required to refinance all or part of its debt, sell important strategic assets at unfavorable prices or make additional borrowings. The combined company may not be able to, at any given time, refinance its debt, sell assets or make additional borrowings on commercially reasonable terms or at all, which could have a material adverse effect on its business, financial condition and results of operations after the Transactions.

Some or all of the combined company’s variable-rate indebtedness may use LIBOR as a benchmark for establishing the rate. LIBOR will be discontinued after 2021 and will be replaced with an alternative reference rate. The consequence of this development cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness. In addition, any hedging agreements we have and may continue to enter into to limit our exposure to interest rate increases or foreign currency fluctuations may not offer complete protection from these risks or may be unsuccessful, and consequently may effectively increase the interest rate we pay on our debt or the exchange rate with respect to such debt, and any portion not subject to such hedging agreements would have full exposure to interest rate increases or foreign currency fluctuations, as applicable. If any financial institutions that are parties to our hedging agreements were to default on their payment obligations to us, declare bankruptcy or become insolvent, we would be unhedged against the underlying exposures. Any posting of collateral by us under our hedging agreements and the modification or termination of any of our hedging agreements could negatively impact our liquidity or other financial metrics. Any of these risks could have a material adverse effect on our business, financial condition and operating results.

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

The agreements governing the combined company’s indebtedness and other financings will impose material operating and financial restrictions on the combined company. These restrictions, subject in certain cases to customary baskets, exceptions and maintenance and incurrence-based financial tests, may limit the combined company’s ability to engage in transactions and pursue strategic business opportunities, including the following:

•incurring additional indebtedness and issuing preferred stock;
•paying dividends, redeeming capital stock or making other restricted payments or investments;
•selling or buying assets, properties or licenses;
•developing assets, properties or licenses which the combined company has or in the future may procure;

•creating liens on assets securing indebtedness or other obligations;
•participating in future FCC auctions of spectrum or private sales of spectrum;
•engaging in mergers, acquisitions, business combinations or other transactions;
•entering into transactions with affiliates; and
•placing restrictions on the ability of subsidiaries to pay dividends or make other payments.

These restrictions could limit the combined company’s ability to obtain debt financing, make share repurchases, refinance or pay principal on its outstanding indebtedness, complete acquisitions for cash or indebtedness or react to business, economic, market and industry conditions and other changes in its operating environment or the economy. Any future indebtedness that the combined company incurs may contain similar or more restrictive covenants. Any failure to comply with the restrictions of the combined company’s debt agreements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these and other agreements, giving the combined company’s lenders the right to terminate any commitments they had made to provide it with further funds and to require the combined company to repay all amounts then outstanding plus any interest, fees, penalties or premiums, and which may include requiring the combined company to sell certain assets securing indebtedness.

The financing of the Transactions is not assured.

We have received commitments for $27.0 billion in debt financing to fund the Transactions, which is comprised of (i) a $4.0 billion secured revolving credit facility, (ii) a $4.0 billion term loan credit facility and (iii) a $19.0 billion secured bridge loan facility. Furthermore, the Merger financing commitments currently expire on May 1, 2020, and if the completion of the Transactions continues to be delayed, any extension of the financing commitments or new financing commitments may not be obtained on the expected terms or at all. Our reliance on the financing from the $19.0 billion secured bridge loan facility commitment is intended to be reduced through one or more secured note offerings or other long-term financings prior to the Merger closing. However, there can be no assurance that we will be able to issue any such secured notes or other long-term financings on terms we find acceptable or at all, especially in light of recent debt market volatility, in which case we may have to exercise some or all of the commitments under the secured bridge facility to fund the Transactions.

The obligation of the lenders to provide these debt financing facilities is subject to a number of conditions and the financing of the Transactions may not be obtained on the expected terms or at all. Accordingly, the costs of financing for the Transactions may be higher than expected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, our significant properties that we primarily lease and use in connection with switching centers, data centers, call centers and warehouses were as follows:

	Approximate Number	Approximate Size in Square Feet
Switching centers	62	1,400,000
Data centers	7	600,000
Call center	17	1,500,000
Warehouses	17	500,000

As of December 31, 2019, we primarily leased:

•Approximately 66,000 macro towers and 25,000 distributed antenna system and small cell sites.
•Approximately 2,200 T-Mobile and Metro by T-Mobile retail locations, including stores and kiosks ranging in size from approximately 100 square feet to 17,000 square feet.
•Office space totaling approximately 1,200,000 square feet for our corporate headquarters in Bellevue, Washington. We use these offices for engineering and administrative purposes.
•Office space throughout the U.S., totaling approximately 1,700,000 square feet, for use by our regional offices primarily for administrative, engineering and sales purposes.

Item 3. Legal Proceedings

See Note 2 - Business Combinations and Note 16 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TMUS.” T-Mobile was added to the S&P 500 Index effective prior to the open of trading on July 15, 2019. We were added to the S&P 500 GICS (Global Industry Classification Standard) Wireless Telecommunication Services Sub-Industry index. As of December 31, 2019, there were 258 registered stockholders of record of our common stock, but we estimate the total number of stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

Performance Graph

The graph below compares the five-year cumulative total returns of T-Mobile, the S&P 500 index, the NASDAQ Composite index and the Dow Jones US Mobile Telecommunications TSM index. The graph tracks the performance of a $100 investment, with the reinvestment of all dividends, from December 31, 2014 to December 31, 2019.

The five-year cumulative total returns of T-Mobile, the S&P 500 index, the NASDAQ Composite index and the Dow Jones US Mobile Telecommunications TSM index, as illustrated in the graph above, are as follows:

	At December 31,
	2014	2015	2016	2017	2018	2019
T-Mobile US, Inc.	$100.00	$145.21	$213.47	$235.75	$236.12	$291.09
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
Dow Jones US Mobile Telecommunications TSM	100.00	104.87	133.65	136.66	162.64	184.44

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

Selected Financial Data

(in millions, except per share and customer amounts)	As of and for the Year Ended December 31,
	2019 (1)	2018 (2)	2017	2016	2015
Statement of Operations Data
Total service revenues	$33,994	$31,992	$30,160	$27,844	$24,821
Total revenues	44,998	43,310	40,604	37,490	32,467
Operating income	5,722	5,309	4,888	4,050	2,479
Total other expense, net	(1,119)	(1,392)	(1,727)	(1,723)	(1,501)
Income tax (expense) benefit (3)	(1,135)	(1,029)	1,375	(867)	(245)
Net income	3,468	2,888	4,536	1,460	733
Net income attributable to common stockholders	3,468	2,888	4,481	1,405	678
Earnings per share
Basic	$4.06	$3.40	$5.39	$1.71	$0.83
Diluted	$4.02	$3.36	$5.20	$1.69	$0.82
Balance Sheet Data
Cash and cash equivalents	$1,528	$1,203	$1,219	$5,500	$4,582
Property and equipment, net (1)	21,984	23,359	22,196	20,943	20,000
Spectrum licenses	36,465	35,559	35,366	27,014	23,955
Total assets (1)	86,921	72,468	70,563	65,891	62,413
Total debt and financing lease liabilities, excluding tower obligations (1)	27,272	27,547	28,319	27,786	26,243
Stockholders' equity	28,789	24,718	22,559	18,236	16,557
Statement of Cash Flows and Operational Data
Net cash provided by operating activities (4)	$6,824	$3,899	$3,831	$2,779	$1,877
Purchases of property and equipment	(6,391)	(5,541)	(5,237)	(4,702)	(4,724)
Purchases of spectrum licenses and other intangible assets, including deposits	(967)	(127)	(5,828)	(3,968)	(1,935)
Proceeds related to beneficial interests in securitization transactions (4)	3,876	5,406	4,319	3,356	3,537
Net cash (used in) provided by financing activities (4)	(2,374)	(3,336)	(1,367)	463	3,413
Total customers (in thousands) (5)	86,046	79,651	72,585	71,455	63,282
(1)On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and all the related amendments (collectively, the “new lease standard”), using the modified retrospective method with the cumulative effect of initially applying the guidance recognized at the date of initial application. Comparative information has not been restated and continues to be reported under the standards in effect for those periods. See Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.
(2)On January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all the related amendments (collectively, the “new revenue standard”), using the modified retrospective method with the cumulative effect of initially applying the guidance recognized at the date of initial application. Comparative information has not been restated and continues to be reported under the standards in effect for those periods. See Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.
(3)In December 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into legislation. The TCJA included numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction took place on January 1, 2018. We recognized a net tax benefit of $2.2 billion associated with the enactment of the TCJA in Income tax (expense) benefit in our Consolidated Statements of Comprehensive Income in the fourth quarter of 2017, primarily due to a re-measurement of deferred tax assets and liabilities.
(4)On January 1, 2018, we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (the “new cash flow standard”) which impacted the presentation of our cash flows related to our beneficial interests in securitization transactions, which is the deferred purchase price, resulting in a reclassification of cash inflows from Operating activities to Investing activities of approximately $4.3 billion, $3.4 billion and $3.5 billion for the years ended December 31, 2017, 2016 and 2015, respectively, in our Consolidated Statements of Cash Flows. The new cash flow standard also impacted the presentation of our cash payments for debt prepayment and debt extinguishment costs, resulting in a reclassification of cash outflows from Operating activities to Financing activities of $188 million for the year ended December 31, 2017, in our Consolidated Statements of Cash Flows. There were no cash payments for debt prepayment and debt extinguishment costs during the years ended December 31, 2016 and 2015. We have applied the new cash flow standard retrospectively to all periods presented.
(5)We believe current and future regulatory changes have made the Lifeline program offered by our wholesale partners uneconomical. We will continue to support our wholesale partners offering the Lifeline program, but have excluded the Lifeline customers from our reported wholesale subscriber base resulting in the removal of 4,528,000 reported wholesale customers in 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objectives of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are to provide users of our Consolidated Financial Statements with the following:

•A narrative explanation from the perspective of management of our financial condition, results of operations, cash flows, liquidity and certain other factors that may affect future results;
•Context to the financial statements; and
•Information that allows assessment of the likelihood that past performance is indicative of future performance.

Our MD&A is provided as a supplement to, and should be read together with, our audited Consolidated Financial Statements for the three years ended December 31, 2019, included in Part II, Item 8 of this Form 10-K. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Business Overview

Un-carrier Strategy

We are the Un-carrier. Through our Un-carrier strategy, we have disrupted the wireless communications services industry, rattling the status quo, by actively engaging with and listening to our customers and eliminating their existing pain points, including providing them with an unrivaled value, an exceptional experience and implementing signature Un-carrier initiatives that have changed wireless for good.

Proposed Sprint Transactions

On April 29, 2018, we entered into the Business Combination Agreement with Sprint to merge in an all-stock transaction at a fixed exchange ratio of 0.10256 shares of T-Mobile common stock for each share of Sprint common stock, or 9.75 shares of Sprint common stock for each share of T-Mobile common stock. If the Merger closes, the combined company will be named “T-Mobile” and, as a result of the Merger, is expected to be able to build upon our recently launched foundational 5G network 600 MHz spectrum to deliver transformational broad, deep and nationwide 5G for all, accelerate innovation and increase competition in the U.S. wireless, video and broadband industries. Immediately following the Merger, it is anticipated that DT and SoftBank Group Corp. (“SoftBank”) will hold, directly or indirectly, on a fully diluted basis, approximately 41.5% and 27.2%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 31.3% of the outstanding T-Mobile common stock held by other stockholders, based on closing share prices and certain other assumptions as of December 31, 2019. The consummation of the Merger remains subject to certain closing conditions. We expect the Merger will be permitted to close in early 2020.

For more information regarding our Business Combination Agreement, see Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements.

5G Launch

In December 2019, T-Mobile launched America’s first nationwide 5G network, including prepaid 5G with Metro by T-Mobile, covering more than 200 million people and more than 5,000 cities and towns across the United States with 5G.

Magenta Plans

In June 2019, we rebranded our T-Mobile ONE and ONE Plus plans to Magenta and Magenta Plus.

TVision Home

In April 2019, we introduced TVisionTM Home, a rebranded and upgraded version of Layer3 TV. TVisionTM Home delivers what customers want most from high-end home TV, including a premium TV experience and HD and 4K channels. TVisionTM Home launched in eight markets.

T-Mobile MONEY

In April 2019, we launched T-Mobile MONEY nationwide, offering customers a no-fee, interest-earning, mobile-first checking account which can be opened and managed from customers’ smartphones. Accounts are held at BankMobile, a Division of Customers Bank, member Federal Deposit Insurance Corporation.

Our ability to acquire and retain branded customers is important to our business in the generation of revenues and we believe our Un-carrier strategy, along with ongoing network improvements, has been successful in attracting and retaining customers as evidenced by continued branded customer growth and improved branded postpaid phone and branded prepaid customer churn.

	Year Ended December 31,			2019 Versus 2018		2018 Versus 2017
(in thousands)	2019	2018	2017	# Change	% Change	# Change	% Change
Net customer additions
Branded postpaid customers	4,515	4,459	3,620	56	1%	839	23%
Branded prepaid customers	339	460	855	(121)	(26)%	(395)	(46)%
Total branded customers	4,854	4,919	4,475	(65)	(1)%	444	10%

	Year Ended December 31,			Bps Change 2019 Versus 2018	Bps Change 2018 Versus 2017
	2019	2018	2017
Branded postpaid phone churn	0.89%	1.01%	1.18%	-12 bps	-17 bps
Branded prepaid churn	3.82%	3.96%	4.04%	-14 bps	-8 bps

Accounting Pronouncements Adopted During the Current Year

Leases

On January 1, 2019, we adopted the new lease standard. See Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for information regarding the impact of our adoption of the new lease standard.

Results of Operations

Highlights for the year ended December 31, 2019, compared to the same period in 2018

•Total revenues of $45.0 billion for the year ended December 31, 2019, increased $1.7 billion, or 4%, primarily driven by growth in Service revenues, partially offset by a decrease in Equipment revenues, as further discussed below.

•Service revenues of $34.0 billion for the year ended December 31, 2019, increased $2.0 billion, or 6%, primarily due to growth in our average branded customer base driven by the continued growth in existing and Greenfield markets, including the growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials and growth in other connected devices and wearables, specifically the Apple Watch, partially offset by lower postpaid phone and prepaid Average Revenue Per User (“ARPU”).

•Equipment revenues of $9.8 billion for the year ended December 31, 2019, decreased $169 million, or 2%, primarily due to a decrease in the number of devices sold, excluding purchased leased devices, and a decrease in lease revenues, partially offset by higher average revenue per device sold, excluding purchased leased devices.

•Operating income of $5.7 billion for the year ended December 31, 2019, increased $413 million, or 8%, primarily due to higher Service revenues, partially offset by higher Selling, general and administrative expenses and higher Cost of services. Operating income included the following:
•The impact of Merger-related costs was $620 million for the year ended December 31, 2019, compared to $196 million for the year ended December 31, 2018.
•The impact from commission costs capitalized and amortized beginning upon the adoption of ASC 606 on January 1, 2018, reduced Operating income by $337 million for the year ended December 31, 2019, compared to year ended December 31, 2018.
•The positive impact of hurricane-related reimbursements, net of costs, was $158 million for the year ended December 31, 2018. There were no significant impacts from hurricanes for the year ended December 31, 2019.
•The positive impact of the new lease standard of approximately $195 million for the year ended December 31, 2019.

•Net income of $3.5 billion for the year ended December 31, 2019, increased $580 million, or 20%, primarily due to higher Operating income and lower Interest expense to affiliates and Interest expense, partially offset by higher Income tax expense. Net income included the following:
•The impact of Merger-related costs was $501 million, net of tax, for the year ended December 31, 2019, compared to $180 million, net of tax, for the year ended December 31, 2018.
•The impact from commission costs capitalized and amortized, beginning upon the adoption of ASC 606 on January 1, 2018, reduced Net income by $249 million for the year ended December 31, 2019, compared to year ended December 31, 2018.
•The positive impact of hurricane-related reimbursements, net of costs, was $99 million, net of tax, for the year ended December 31, 2018. There were no significant impacts from hurricanes for the year ended December 31, 2019.
•The positive impact of the new lease standard of approximately $175 million, net of tax, for the year ended December 31, 2019.

•Adjusted EBITDA, a non-GAAP financial measure, of $13.4 billion for the year ended December 31, 2019, increased $985 million, or 8%, primarily due to higher Operating income driven by the factors described above. Merger-related costs are excluded from Adjusted EBITDA. See “Performance Measures” for additional information.

•Net cash provided by operating activities of $6.8 billion for the year ended December 31, 2019, increased $2.9 billion, or 75%. See “Liquidity and Capital Resources” for additional information.

•Free Cash Flow, a non-GAAP financial measure, of $4.3 billion for the year ended December 31, 2019, increased $767 million, or 22%. Free Cash Flow includes $442 million and $86 million in payments for Merger-related costs for the years ended December 31, 2019 and 2018, respectively. See “Liquidity and Capital Resources” for additional information.

Summary of our consolidated financial results:

	Year Ended December 31,			2019 Versus 2018		2018 Versus 2017
(in millions)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Revenues
Branded postpaid revenues	$22,673	$20,862	$19,448	$1,811	9%	$1,414	7%
Branded prepaid revenues	9,543	9,598	9,380	(55)	(1)%	218	2%
Wholesale revenues	1,279	1,183	1,102	96	8%	81	7%
Roaming and other service revenues	499	349	230	150	43%	119	52%
Total service revenues	33,994	31,992	30,160	2,002	6%	1,832	6%
Equipment revenues	9,840	10,009	9,375	(169)	(2)%	634	7%
Other revenues	1,164	1,309	1,069	(145)	(11)%	240	22%
Total revenues	44,998	43,310	40,604	1,688	4%	2,706	7%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	6,622	6,307	6,100	315	5%	207	3%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	11,899	12,047	11,608	(148)	(1)%	439	4%
Selling, general and administrative	14,139	13,161	12,259	978	7%	902	7%
Depreciation and amortization	6,616	6,486	5,984	130	2%	502	8%
Gains on disposal of spectrum licenses	—	—	(235)	—	NM	235	(100)%
Total operating expenses	39,276	38,001	35,716	1,275	3%	2,285	6%
Operating income	5,722	5,309	4,888	413	8%	421	9%
Other income (expense)
Interest expense	(727)	(835)	(1,111)	108	(13)%	276	(25)%
Interest expense to affiliates	(408)	(522)	(560)	114	(22)%	38	(7)%
Interest income	24	19	17	5	26%	2	12%
Other expense, net	(8)	(54)	(73)	46	(85)%	19	(26)%
Total other expense, net	(1,119)	(1,392)	(1,727)	273	(20)%	335	(19)%
Income before income taxes	4,603	3,917	3,161	686	18%	756	24%
Income tax (expense) benefit	(1,135)	(1,029)	1,375	(106)	10%	(2,404)	(175)%
Net income	$3,468	$2,888	$4,536	$580	20%	$(1,648)	(36)%
Statement of Cash Flows Data
Net cash provided by operating activities	$6,824	$3,899	$3,831	$2,925	75%	$68	2%
Net cash used in investing activities	(4,125)	(579)	(6,745)	(3,546)	612%	6,166	(91)%
Net cash used in financing activities	(2,374)	(3,336)	(1,367)	962	(29)%	(1,969)	144%
Non-GAAP Financial Measures
Adjusted EBITDA	$13,383	$12,398	$11,213	$985	8%	$1,185	11%
Free Cash Flow	4,319	3,552	2,725	767	22%	827	30%

The following discussion and analysis are for the year ended December 31, 2019, compared to the same period in 2018 unless otherwise stated. For a discussion and analysis of the year ended December 31, 2018, compared to the same period in 2017 please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 7, 2019.

Total revenues increased $1.7 billion, or 4%, as discussed below.

Branded postpaid revenues increased $1.8 billion, or 9%, primarily from:

•Higher average branded postpaid phone customers, primarily from growth in our customer base driven by the continued growth in existing and Greenfield markets, including the growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials; and
•Higher average branded postpaid other customers, driven by higher other connected devices and wearables, specifically the Apple Watch; partially offset by
•Lower branded postpaid phone ARPU. See “Branded Postpaid Phone ARPU” in the “Performance Measures” section of this MD&A.

Branded prepaid revenues were essentially flat.

Wholesale revenues increased $96 million, or 8%, primarily from the continued success of our MVNO partnerships.

Roaming and other service revenues increased $150 million, or 43%, primarily from increases in domestic and international roaming revenues, including growth from Sprint.

Equipment revenues decreased $169 million, or 2%, primarily from:

•A decrease of $94 million in device sales revenues, excluding purchased leased devices, primarily from:
•A 7% decrease in the number of devices sold, excluding purchased leased devices; partially offset by
•Higher average revenue per device sold primarily due to an increase in the high-end device mix; and
•A decrease of $93 million in lease revenues primarily due to a lower number of customer devices under lease, partially offset by higher revenue per device under lease.

Other revenues decreased $145 million, or 11%, primarily from:

•A decrease of $185 million for the year ended December 31, 2019, in co-location rental revenue from the adoption of the new lease standard; and
•Hurricane-related reimbursements of $71 million included in the year ended December 31, 2018, compared to no impact from hurricanes in the year ended December 31, 2019; partially offset by
•Higher advertising revenues; and
•Higher spectrum lease revenue from the reciprocal long-term lease agreement with Sprint executed during the three months ended December 31, 2018.

Our operating expenses consist of the following categories:

•Cost of services primarily includes costs directly attributable to providing wireless service through the operation of our network, including direct switch and cell site costs, such as rent, network access and transport costs, utilities, maintenance, associated labor costs, long distance costs, regulatory program costs, roaming fees paid to other carriers and data content costs. In addition, certain costs for customer appreciation programs are included in Cost of services.

•Cost of equipment sales primarily includes costs of devices and accessories sold to customers and dealers, device costs to fulfill insurance and warranty claims, costs related to returned and purchased leased devices, write-downs of inventory related to shrinkage and obsolescence, and shipping and handling costs.

•Selling, general and administrative primarily includes costs not directly attributable to providing wireless service for the operation of sales, customer care and corporate activities. These include commissions paid to dealers and retail employees for customer activations and upgrades, labor and facilities costs associated with retail sales force and administrative space, marketing and promotional costs, customer support and billing, bad debt expense, losses from sales of receivables and back office administrative support activities.

Operating expenses increased $1.3 billion, or 3%, primarily from higher Selling, general and administrative expenses and Cost of services as discussed below.

Cost of services, exclusive of depreciation and amortization, increased $315 million, or 5%, primarily from:

•Higher costs for employee-related expenses, network expansion, expenses from new leases and repair and maintenance;
•Hurricane-related reimbursements, net of costs, of $76 million included in the year ended December 31, 2018, compared to no significant impact from hurricanes in the year ended December 31, 2019; and
•Higher spectrum lease expense from the reciprocal long-term lease agreement with Sprint executed during the three months ended December 31, 2018; partially offset by
•The positive impact of the new lease standard of approximately $380 million in the year ended December 31, 2019, resulting from the decrease in the average lease term and the change in accounting conclusion for certain sale-leaseback sites; and
•Lower regulatory program costs.

Cost of equipment sales, exclusive of depreciation and amortization, decreased $148 million, or 1%, primarily from:

•A decrease of $98 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A 7% decrease in the number of devices sold, excluding purchased leased devices, partially offset by
•Higher average cost per device sold due to an increase in the high-end device mix;
•A decrease of $30 million in returned handset expenses due to reduced device sales;
•A decrease in leased device cost of equipment sales, primarily due to lower leased device returns; and
•A decrease in extended warranty costs, primarily due to a lower volume of purchased handsets for warranty replacement; partially offset by
•An increase in costs related to the liquidation of inventory.

Selling, general and administrative expenses increased $978 million, or 7%, primarily from:

•An increase of $424 million in Merger-related costs;
•Higher commissions expense resulting from an increase of $337 million in amortization expense related to commission costs that were capitalized beginning upon the adoption of ASC 606 on January 1, 2018;
•Higher employee-related costs primarily due to annual pay increases and growth in headcount; and
•Higher costs related to outsourced functions; partially offset by
•Lower commissions expense from lower branded prepaid customer additions and compensation structure changes; and
•Lower advertising costs.

Depreciation and amortization increased $130 million or 2%, primarily from:

•Network expansion, including the continued deployment of low band spectrum, including 600 MHz, and the nationwide launch of our 5G network; and
•Higher costs related to the acceleration of depreciation for certain assets due to our accelerated 600 MHz build-out and 5G nationwide launch; partially offset by
•Lower depreciation expense resulting from a lower total number of customer devices under lease.

Operating income, the components of which are discussed above, increased $413 million, or 8%.

Interest expense decreased $108 million, or 13%, primarily from:

•An increase of $43 million in capitalized interest costs, primarily due to the build-out of our network to utilize our 600 MHz spectrum licenses and the nationwide launch of our 5G network;
•The redemption in April 2018 of an aggregate principal amount of $2.4 billion of Senior Notes, with various interest rates and maturity dates; and
•A $34 million reduction in interest expense from the change in accounting conclusion related to the reassessment of previously failed sale-leasebacks of certain T-Mobile-owned wireless communications tower sites associated with the adoption of the new lease standard.

Interest expense to affiliates decreased $114 million, or 22%, primarily from:

•An increase of $67 million in capitalized interest costs, primarily due to the build-out of our network to utilize our 600 MHz spectrum licenses and the nationwide launch of our 5G network;
•Lower interest on $600 million aggregate principal amount of Senior Reset Notes retired in April 2019; and
•Lower interest rates achieved through refinancing a total of $2.5 billion of Senior Reset Notes in April 2018.

Other expense, net decreased $46 million, or 85%, primarily from:

•An $86 million loss during the year ended December 31, 2018, on the early redemption of $2.5 billion of DT Senior Reset Notes due 2021 and 2022; and
•A $32 million loss during the year ended December 31, 2018, on the early redemption of $1.0 billion of 6.125% Senior Notes due 2022; partially offset by
•A $30 million gain during the year ended December 31, 2018, on the sale of auction rate securities which were originally acquired with MetroPCS;
•A $25 million bargain purchase gain as part of our purchase price allocation related to the acquisition of Iowa Wireless Services, LLC (“IWS”) and a $15 million gain on our previously held equity interest in IWS, both recognized during the year ended December 31, 2018; and
•A $28 million redemption premium on the DT Senior Reset Notes; partially offset by the write-off of embedded derivatives upon redemption of the debt which resulted in a gain of $11 million during the year ended December 31, 2019.

Income tax expense increased $106 million, or 10%, primarily from:

•Higher income before taxes; partially offset by
•A reduction of the effective income tax rate to 24.7% for the year ended December 31, 2019, compared to 26.3% for the year ended December 31, 2018, primarily from:
•A $115 million increase in income tax expense during the year ended December 31, 2018, due to a tax regime change in certain state tax jurisdictions; and
•The favorable rate impact of certain non-recurring legal entity restructuring in 2019.

Net income, the components of which are discussed above, increased $580 million, or 20%, primarily due to higher Operating income and lower interest expense to affiliates and interest expense. Net income included the following:

•Merger-related costs of $501 million, net of tax, for the year ended December 31, 2019, compared to Merger-related costs of $180 million, net of tax, for the year ended December 31, 2018;
•The negative impact from commission costs capitalized and amortized beginning upon the adoption of ASC 606 on January 1, 2018, net of tax, of $249 million for the year ended December 31, 2019, compared to year ended December 31, 2018;
•Hurricane-related reimbursements, net of costs, of $99 million, net of tax, for the year ended December 31, 2018. There were no significant impacts from hurricanes for the year ended December 31, 2019; and
•The positive impact of the new lease standard of approximately $175 million, net of tax, for the year ended December 31, 2019.

Guarantor Subsidiaries

Pursuant to the applicable indentures and supplemental indentures, the long-term debt to affiliates and third parties issued by T-Mobile USA (“Issuer”) is fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile
(“Parent”) and certain of the Issuer’s 100% owned subsidiaries (“Guarantor Subsidiaries”). The financial condition and results of operations of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to our consolidated financial condition. In 2019, certain Non-Guarantor Subsidiaries became Guarantor Subsidiaries. Certain prior period amounts have been reclassified to conform to the current period’s presentations. The most significant components of the financial condition of our Non-Guarantor Subsidiaries were as follows:

	December 31, 2019	December 31, 2018	Change
(in millions)			$	%
Other current assets	$684	$644	$40	6%
Property and equipment, net	194	246	(52)	(21)%
Tower obligations	2,161	2,173	(12)	(1)%
Total stockholders' deficit	(1,620)	(1,454)	(166)	11%

The most significant components of the results of operations of our Non-Guarantor Subsidiaries were as follows:

	Year Ended December 31,		Change
(in millions)	2019	2018	$	%
Service revenues	$3,003	$2,333	$670	29%
Cost of equipment sales, exclusive of depreciation and amortization	1,207	1,010	197	20%
Selling, general and administrative	989	892	97	11%
Total comprehensive income	608	301	307	102%

The change to the results of operations of our Non-Guarantor Subsidiaries was primarily from:

•Higher Service revenues, primarily due to an increase in activity of the Non-Guarantor Subsidiary that provides premium services, primarily driven by a net increase in rates as well as growth in our customer base related to a premium service that launched at the end of August 2018 and sales of a new product; partially offset by
•Higher Cost of equipment sales, exclusive of depreciation and amortization, primarily due to higher cost devices used for device insurance claims fulfillment, partially offset by an increase in device liquidations; and
•Higher Selling, general and administrative expenses, primarily due to higher costs related to outsourced functions.

All other results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. See Note 18 – Guarantor Financial Information of the Notes to the Consolidated Financial Statements.

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

Total Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Branded customers generally include customers that are qualified either for postpaid service utilizing phones, wearables, DIGITS or other connected devices which includes tablets and SyncUp DRIVE™, where they generally pay after receiving service, or prepaid service, where they generally pay in advance. Our branded prepaid customers include customers of T-Mobile and Metro by T-Mobile. Wholesale customers include M2M and MVNO customers that operate on our network but are managed by wholesale partners.

Starting with the three months ended March 31, 2020, we plan to discontinue reporting wholesale customers and instead focus on branded customers and wholesale revenues, which we consider more relevant than the number of wholesale customers given the expansion of M2M and IoT products.

On July 18, 2019, we entered into an agreement whereby certain T-Mobile branded prepaid products will now be offered and distributed by a current MVNO partner. Upon the effective date, the agreement resulted in a base adjustment to reduce branded prepaid customers by 616,000, as we no longer actively support the branded product offering. Prospectively, new customer activity associated with these products is recorded within wholesale customers and revenue for these customers is recorded within Wholesale revenues in our Consolidated Statements of Comprehensive Income.

The following table sets forth the number of ending customers:

	As of December 31,			2019 Versus 2018		2018 Versus 2017
(in thousands)	2019	2018	2017	# Change	% Change	# Change	% Change
Customers, end of period
Branded postpaid phone customers	40,345	37,224	34,114	3,121	8%	3,110	9%
Branded postpaid other customers	6,689	5,295	3,933	1,394	26%	1,362	35%
Total branded postpaid customers	47,034	42,519	38,047	4,515	11%	4,472	12%
Branded prepaid customers (1)	20,860	21,137	20,668	(277)	(1)%	469	2%
Total branded customers	67,894	63,656	58,715	4,238	7%	4,941	8%
Wholesale customers (1)	18,152	15,995	13,870	2,157	13%	2,125	15%
Total customers, end of period	86,046	79,651	72,585	6,395	8%	7,066	10%
Adjustment to branded prepaid customers (1)	(616)	—	—	(616)	NM	—	—%
(1) On July 18, 2019, we entered into an agreement whereby certain T-Mobile branded prepaid products will now be offered and distributed by a current MVNO partner. As a result, we included a base adjustment in Q3 2019 to reduce branded prepaid customers by 616,000. Prospectively, new customer activity associated with these products is recorded within wholesale customers.

Branded Customers

Total branded customers increased 4,238,000, or 7%, primarily from:

•Higher branded postpaid phone customers driven by the growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials and continued growth in existing and Greenfield markets, along with promotional activities and lower churn; and
•Higher branded postpaid other customers, primarily due to strength in additions from other connected devices; partially offset by
•Lower branded prepaid customers driven primarily by a reduction of 616,000 customers resulting from a base adjustment for certain T-Mobile branded prepaid products now being offered and distributed by a current MVNO partner, partially offset by the continued success of our prepaid brands due to promotional activities and rate plan offers.

Wholesale

Wholesale customers increased 2,157,000, or 13%, primarily due to the continued success of our M2M and MVNO partnerships.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Year Ended December 31,			2019 Versus 2018		2018 Versus 2017
(in thousands)	2019	2018	2017	# Change	% Change	# Change	% Change
Net customer additions
Branded postpaid phone customers	3,121	3,097	2,817	24	1%	280	10%
Branded postpaid other customers	1,394	1,362	803	32	2%	559	70%
Total branded postpaid customers	4,515	4,459	3,620	56	1%	839	23%
Branded prepaid customers (1)	339	460	855	(121)	(26)%	(395)	(46)%
Total branded customers	4,854	4,919	4,475	(65)	(1)%	444	10%
Wholesale customers (1)	2,157	2,125	1,183	32	2%	942	80%
Total net customer additions	7,011	7,044	5,658	(33)	—%	1,386	24%
(1) On July 18, 2019, we entered into an agreement whereby certain T-Mobile branded prepaid products will now be offered and distributed by a current MVNO partner. As a result, we included a base adjustment in Q3 2019 to reduce branded prepaid customers by 616,000. Prospectively, new customer activity associated with these products is recorded within wholesale customers.

Branded Customers

Total branded net customer additions decreased 65,000, or 1%, primarily from:

•Lower branded prepaid net customer additions primarily due to the impact of continued competitor promotional activities in the marketplace, partially offset by lower churn; partially offset by
•Higher branded postpaid other net customer additions primarily due to additions from other connected devices, partially offset by higher deactivations from a growing customer base; and
•Higher branded postpaid phone net customer additions primarily due to lower churn.

Wholesale

Wholesale net customer additions increased 32,000, or 2%, primarily due to higher additions from the continued success of our M2M and MVNO partnerships.

Customers Per Account

Customers per account is calculated by dividing the number of branded postpaid customers as of the end of the period by the number of branded postpaid accounts as of the end of the period. An account may include branded postpaid phone customers and branded postpaid other customers which includes wearables, DIGITS, and other connected devices such as tablets and SyncUp DRIVE™. We believe branded postpaid customers per account provides management, investors and analysts with useful information to evaluate our branded postpaid customer base.

The following table sets forth the branded postpaid customers per account:

	As of December 31,			2019 Versus 2018		2018 Versus 2017
	2019	2018	2017	# Change	% Change	# Change	% Change
Branded postpaid customers per account	3.13	3.03	2.93	0.10	3%	0.10	3%

Branded postpaid customers per account increased 3% primarily from continued growth of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials, promotional activities targeting families and the continued success of other connected devices and wearables, specifically tablets and the Apple Watch.

Starting with the three months ended March 31, 2020, we plan to report Average Revenue per Postpaid Account or Postpaid ARPA, in addition to our existing ARPU metrics, reflecting the increasing importance of non-phone devices to our customers. We also plan to discontinue reporting branded postpaid customers per account.

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

The following table sets forth the churn:

	Year Ended December 31,			Bps Change 2019 Versus 2018	Bps Change 2018 Versus 2017
	2019	2018	2017
Branded postpaid phone churn	0.89%	1.01%	1.18%	-12 bps	-17 bps
Branded prepaid churn	3.82%	3.96%	4.04%	-14 bps	-8 bps

Branded postpaid phone churn decreased 12 basis points, primarily from increased customer satisfaction and loyalty from ongoing improvements to network quality, industry-leading customer service and the overall value of our offerings.

Branded prepaid churn decreased 14 basis points, primarily from increased customer satisfaction and loyalty from ongoing improvements to network quality and the continued success of our prepaid brands due to promotional activities and rate plan offers.

Average Revenue Per User

ARPU represents the average monthly service revenue earned from customers. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue per customer and assist in forecasting our future service revenues generated from our customer base. Branded postpaid phone ARPU excludes Branded postpaid other customers and related revenues which includes wearables, DIGITS and other connected devices such as tablets and SyncUp DRIVE™.

The following table illustrates the calculation of our operating measure ARPU and reconciles this measure to the related service revenues:

(in millions, except average number of customers and ARPU)	Year Ended December 31,			2019 Versus 2018		2018 Versus 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$22,673	$20,862	$19,448	$1,811	9%	$1,414	7%
Less: Branded postpaid other revenues	(1,344)	(1,117)	(1,077)	(227)	20%	(40)	4%
Branded postpaid phone service revenues	$21,329	$19,745	$18,371	$1,584	8%	$1,374	7%
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	38,602	35,458	32,596	3,144	9%	2,862	9%
Branded postpaid phone ARPU	$46.04	$46.40	$46.97	$(0.36)	(1)%	$(0.57)	(1)%
Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$9,543	$9,598	$9,380	$(55)	(1)%	$218	2%
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	20,955	20,761	20,204	194	1%	557	3%
Branded prepaid ARPU	$37.95	$38.53	$38.69	$(0.58)	(2)%	$(0.16)	—%

Branded Postpaid Phone ARPU

Branded postpaid phone ARPU decreased $0.36, or 1%, primarily due to:

•An increase in promotional activities, including the ongoing growth in our Netflix offering, which totaled $0.54 for the year ended December 31, 2019, and decreased branded postpaid phone ARPU by $0.19 compared to the year ended December 31, 2018;
•A reduction in regulatory program revenues from the continued adoption of tax inclusive plans; and
•A reduction in certain non-recurring charges; partially offset by
•Higher premium services revenue; and
•The growing success of new customer segments and rate plans.

We expect Branded postpaid phone ARPU in full-year 2020 to be generally stable compared to full-year 2019 within a range of plus 1% to minus 1%.

Branded Prepaid ARPU

Branded prepaid ARPU decreased $0.58, or 2%, primarily due to:

•Dilution from promotional activity; and
•Growth in our Amazon Prime offering - included as a benefit with certain Metro by T-Mobile unlimited rate plans as of the fourth quarter of 2018 - which impacted branded prepaid ARPU by $0.39 for the year ended December 31, 2019, and decreased branded prepaid ARPU by $0.36 compared to the year ended December 31, 2018; partially offset by
•The removal of certain branded prepaid customers associated with products now offered and distributed by a current MVNO partner as those customers had lower ARPU.

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

Adjusted EBITDA is a non-GAAP financial measure utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate overall operating performance and facilitate comparisons with other wireless communications services companies because it is indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, non-cash stock-based compensation, network decommissioning costs and costs related to the Transactions, as they are not indicative of our ongoing operating performance, as well as certain other nonrecurring income and expenses. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income or any other measure of financial performance reported in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,			2019 Versus 2018		2018 Versus 2017
(in millions)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Net income	$3,468	$2,888	$4,536	$580	20%	$(1,648)	(36)%
Adjustments:
Interest expense	727	835	1,111	(108)	(13)%	(276)	(25)%
Interest expense to affiliates	408	522	560	(114)	(22)%	(38)	(7)%
Interest income	(24)	(19)	(17)	(5)	26%	(2)	12%
Other expense, net	8	54	73	(46)	(85)%	(19)	(26)%
Income tax expense (benefit)	1,135	1,029	(1,375)	106	10%	2,404	(175)%
Operating income	5,722	5,309	4,888	413	8%	421	9%
Depreciation and amortization	6,616	6,486	5,984	130	2%	502	8%
Stock-based compensation (1)	423	389	307	34	9%	82	27%
Merger-related costs	620	196	—	424	216%	196	NM
Other, net (2)	2	18	34	(16)	(89)%	(16)	(47)%
Adjusted EBITDA	$13,383	$12,398	$11,213	$985	8%	$1,185	11%
Net income margin (Net income divided by service revenues)	10%	9%	15%		100 bps		-600 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by service revenues)	39%	39%	37%		— bps		200 bps
(1)Stock-based compensation includes payroll tax impacts and may not agree to stock-based compensation expense in the Consolidated Financial Statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.
(2)Other, net may not agree to the Consolidated Statements of Comprehensive Income primarily due to certain non-routine operating activities, such as other special items that would not be expected to reoccur or are not reflective of T-Mobile’s ongoing operating performance, and are therefore excluded in Adjusted EBITDA.

Adjusted EBITDA increased $985 million, or 8%, primarily due to:

•Higher service revenues, as further discussed above; and
•The positive impact of the new lease standard of approximately $195 million; partially offset by
•Higher Selling, general and administrative expenses, excluding Merger-related costs;
•Higher Cost of services expenses; and
•The impact from hurricane-related reimbursements, net of costs, of $158 million for the year ended December 31, 2018. There were no significant impacts from hurricanes for the year ended December 31, 2019.
•The impact from commission costs capitalized and amortized beginning upon the adoption of ASC 606 on January 1, 2018, reduced Adjusted EBITDA by $337 million for the year ended December 31, 2019, compared to year ended December 31, 2018.

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

Cash Flows

The following is a condensed schedule of our cash flows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,			2019 Versus 2018		2018 Versus 2017
(in millions)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$6,824	$3,899	$3,831	$2,925	75%	$68	2%
Net cash used in investing activities	(4,125)	(579)	(6,745)	(3,546)	612%	6,166	(91)%
Net cash used in financing activities	(2,374)	(3,336)	(1,367)	962	(29)%	(1,969)	144%

Operating Activities

Net cash provided by operating activities increased $2.9 billion, or 75%, from:

•A $2.0 billion decrease in net cash outflows from changes in working capital, primarily due to lower use from Accounts receivable, Accounts payable and accrued liabilities and Equipment installment plan receivables, partially offset by higher use from Inventories; and
•A $951 million increase in Net income and net non-cash adjustments to Net income.

With the adoption of the new lease standard, changes in Operating lease right-of-use assets and Short and long-term operating lease liabilities are now presented in Changes in operating assets and liabilities. The net impact of changes in these accounts decreased Net cash provided by operating activities by $235 million for the year ended December 31, 2019.

Investing Activities

Net cash used in investing activities increased $3.5 billion, or 612%. The use of cash for the year ended December 31, 2019, was primarily from:

•$6.4 billion in Purchases of property and equipment, including capitalized interest, primarily driven by growth in network build as we continued deployment of low band spectrum, including 600 MHz, and launched our nationwide 5G network;
•$967 million in Purchases of spectrum licenses and other intangible assets, including deposits; and
•$632 million in Net cash related to derivative contracts under collateral exchange arrangements, see Note 7 - Fair Value Measurements of the Notes to the Consolidated Financial Statements for further information; partially offset by
•$3.9 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash used in financing activities decreased $1.0 billion, or 29%. The use of cash for the year ended December 31, 2019, was primarily from:

•$798 million for Repayments of financing lease obligations;
•$775 million for Repayments of short-term debt for purchases of inventory, property and equipment;
•$600 million for Repayments of long-term debt; and
•$156 million for Tax withholdings on share-based awards.
•Activity under the revolving credit facility included borrowing and full repayment of $2.3 billion, for a net of $0 impact.

Cash and Cash Equivalents

As of December 31, 2019, our Cash and cash equivalents were $1.5 billion compared to $1.2 billion at December 31, 2018.

Free Cash Flow

Free Cash Flow represents Net cash provided by operating activities less payments for Purchases of property and equipment, including Proceeds from sales of tower sites and Proceeds related to beneficial interests in securitization transactions, less Cash payments for debt prepayment or debt extinguishment costs. Free Cash Flow is a non-GAAP financial measure utilized by our management, investors and analysts of our financial information to evaluate cash available to pay debt and provide further investment in the business.

In 2019, we sold tower sites for proceeds of $38 million which are included in Proceeds from sales of tower sites within Net cash used in investing activities in our Consolidated Statements of Cash Flows. As these proceeds were from the sale of fixed assets and are used by management to assess cash available for capital expenditures during the year, we determined the proceeds are relevant for the calculation of Free Cash Flow and included them in the table below. Other proceeds from the sale of fixed assets for the periods presented are not significant. We have presented the impact of the sales in the table below, which illustrates the calculation of Free Cash Flow and reconciles Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Year Ended December 31,			2019 Versus 2018		2018 Versus 2017
(in millions)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$6,824	$3,899	$3,831	$2,925	75%	$68	2%
Cash purchases of property and equipment	(6,391)	(5,541)	(5,237)	(850)	15%	(304)	6%
Proceeds from sales of tower sites	38	—	—	38	NM	—	NM
Proceeds related to beneficial interests in securitization transactions	3,876	5,406	4,319	(1,530)	(28)%	1,087	25%
Cash payments for debt prepayment or debt extinguishment costs	(28)	(212)	(188)	184	(87)%	(24)	13%
Free Cash Flow	$4,319	$3,552	$2,725	$767	22%	$827	30%

Free Cash Flow increased $767 million, or 22%, primarily from:

•Higher Net cash provided by operating activities, as described above; and
•Lower Cash payments for debt prepayment or debt extinguishment costs; partially offset by
•Lower Proceeds related to our deferred purchase price from securitization transactions; and
•Higher Cash purchases of property and equipment, including capitalized interest of $473 million and $362 million for the years ended December 31, 2019 and 2018, respectively.
•Free Cash Flow includes $442 million and $86 million in payments for Merger-related costs for the years ended December 31, 2019 and 2018, respectively.

Borrowing Capacity and Debt Financing

As of December 31, 2019, our total debt and financing lease liabilities were $27.3 billion, excluding our tower obligations, of which $24.9 billion was classified as long-term debt.

Effective April 28, 2019, we redeemed $600 million aggregate principal amount of our DT Senior Reset Notes. The notes were redeemed at a redemption price equal to 104.666% of the principal amount of the notes (plus accrued and unpaid interest thereon) and were paid on April 29, 2019. The redemption premium was $28 million and was included in Other expense, net in our Consolidated Statements of Comprehensive Income and in Cash payments for debt prepayment or debt extinguishment costs in our Consolidated Statements of Cash Flows.

Certain components of the reset features were required to be bifurcated from the DT Senior Reset Notes and were separately accounted for as embedded derivatives. The write-off of embedded derivatives upon redemption resulted in a gain of $11 million, which was included in Other expense, net in our Consolidated Statements of Comprehensive Income. See Note 7 - Fair Value Measurements of the Notes to the Consolidated Financial Statements for further information.

We maintain a $2.5 billion revolving credit facility with DT which is comprised of a $1.0 billion unsecured revolving credit agreement and a $1.5 billion secured revolving credit agreement. In December 2019, we amended the terms of the revolving credit facility with DT to extend the maturity date to December 29, 2022. As of December 31, 2019 and 2018, there were no outstanding borrowings under the revolving credit facility.

We maintain a financing arrangement with Deutsche Bank AG, which allows for up to $108 million in borrowings. Under the financing arrangement, we can effectively extend payment terms for invoices payable to certain vendors. As of December 31, 2019 and 2018, there were no outstanding balances.

We maintain vendor financing arrangements with our primary network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. During the year ended December 31, 2019, we utilized $800 million and repaid $775 million under the vendor financing arrangements. Invoices subject to extended payment terms have various due dates through the first quarter of 2020. Payments on vendor financing agreements are included in Repayments of short-term debt for purchases of inventory, property and equipment, net, in our Consolidated Statements of Cash Flows. As of December 31, 2019, there were $25 million in outstanding borrowings under the vendor financing agreements which were included in Short-term debt in our Consolidated Balance Sheets. As of December 31, 2018, there was no outstanding balance.

Consents on Debt

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement dated as of May 14, 2018, we obtained consents necessary to effect certain amendments to certain of our existing debt and certain existing debt of our subsidiaries. If the Merger is consummated, we will make payments for requisite consents to third-party note holders. There was no payment accrued as of December 31, 2019.

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a financing matters agreement, dated as of April 29, 2018, pursuant to which DT agreed, among other things, to consent to the incurrence by
T-Mobile USA of secured debt in connection with and after the consummation of the Merger. If the Merger is consummated, we will make payments for requisite consents to DT. There was no payment accrued as of December 31, 2019. See Note 8 - Debt of the Notes to the Consolidated Financial Statements for further information.

Commitment Letter

In connection with the entry into the Business Combination Agreement, T-Mobile USA entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018 and on September 6, 2019, the “Commitment Letter”). In connection with the financing provided for in the Commitment Letter, we expect to incur certain fees payable to the financial institutions, including certain financing fees on the secured term loan commitment. If the Merger closes, we will incur additional fees for the financial institutions structuring and providing the commitments and certain take-out fees associated with the issuance of permanent secured bond debt in lieu of the secured bridge loan. In total, we may incur up to approximately $340 million in fees associated with the Commitment Letter. We began incurring certain Commitment Letter fees on November 1, 2019, which were recognized in Selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income. There were $12 million of fees accrued as of December 31, 2019. See Note 8 - Debt of the Notes to the Consolidated Financial Statements for further information.

Future Sources and Uses of Liquidity

We may seek additional sources of liquidity, including through the issuance of additional long-term debt in 2020, to continue to opportunistically acquire spectrum licenses or other assets in private party transactions or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for spectrum acquisitions, or for other assets, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months as well as our longer-term liquidity needs. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption of high yield callable debt and stock purchases.

In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. The fair value of interest rate lock derivatives was a liability of $1.2 billion and $447 million as of December 31, 2019 and 2018, respectively, and was included in Other current liabilities in our Consolidated Balance Sheets.
In November 2019, we extended the mandatory termination date on our interest rate lock derivatives to June 3, 2020. In December 2019, we made net collateral transfers to certain of our derivative counterparties totaling $632 million, which included variation margin transfers to (or from) such derivative counterparties based on daily market movements. These collateral transfers are included in Other current assets in our Consolidated Balance Sheets and in Net cash related to derivative contracts under collateral exchange arrangements within Net cash used in investing activities in our Consolidated Statements of Cash Flows. The interest rate lock derivatives will be settled upon the earlier of the issuance of fixed-rate debt or the current mandatory termination date. Upon settlement of the interest rate lock derivatives, we will receive, or make, a cash payment in the amount of the fair value of the cash flow hedge as of the settlement date. We expect our existing sources of liquidity to be sufficient to meet the requirements of the interest rate lock derivatives.

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

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions on our common stock, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of December 31, 2019.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain partners, which provide us with the ability to enter into financing leases for network equipment and services. As of December 31, 2019, we have committed to $3.9 billion of financing leases under these financing lease facilities, of which $898 million was executed during the year ended December 31, 2019.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure. Property and equipment capital expenditures primarily relate to our network transformation, including the build-out of our network to utilize our 600 MHz spectrum licenses and the deployment of 5G. We expect cash purchases of property and equipment, including capitalized interest of approximately $400 million, to be $5.9 to $6.2 billion and cash purchases of property and equipment, excluding capitalized interest, to be $5.5 to $5.8 billion in 2020. This includes expenditures for 600 MHz and 5G deployment. This does not include property and equipment obtained through financing lease agreements, vendor financing agreements, leased wireless devices transferred from inventory or any additional purchases of spectrum licenses.

Share Repurchases

On December 6, 2017, our Board of Directors authorized a stock repurchase program for up to $1.5 billion of our common stock through December 31, 2018 (the “2017 Stock Repurchase Program”). Repurchased shares are retired. The 2017 Stock Repurchase Program was completed on April 29, 2018.

On April 27, 2018, our Board of Directors authorized an increase in the total stock repurchase program to $9.0 billion, consisting of the $1.5 billion in repurchases previously completed and up to an additional $7.5 billion of repurchases of our common stock through the year ending December 31, 2020 (the "2018 Stock Repurchase Program"). The additional $7.5 billion repurchase authorization is contingent upon the termination of the Business Combination Agreement and the abandonment of the Transactions contemplated under the Business Combination Agreement. There were no repurchases of our common stock under the 2018 Stock Repurchase Program in 2019 or 2018. See Note 12 - Repurchases of Common Stock of the Notes to the Consolidated Financial Statements for further information.

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

Contractual Obligations

The following table summarizes our contractual obligations and borrowings as of December 31, 2019 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

(in millions)	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$—	$5,500	$7,300	$12,200	$25,000
Interest on long-term debt	1,282	2,365	1,796	1,163	6,606
Financing lease liabilities, including imputed interest	1,013	1,147	172	115	2,447
Tower obligations (2)	160	321	320	467	1,268
Operating lease liabilities, including imputed interest	2,754	4,894	3,523	3,797	14,968
Purchase obligations (3)	3,603	3,263	1,597	1,387	9,850
Total contractual obligations	$8,812	$17,490	$14,708	$19,129	$60,139
(1)Represents principal amounts of long-term debt to affiliates and third parties at maturity, excluding unamortized premium from purchase price allocation fair value adjustment, financing lease obligations and vendor financing arrangements. See Note 8 – Debt of the Notes to the Consolidated Financial Statements for further information.
(2)Future minimum payments, including principal and interest payments and imputed lease rental income, related to the tower obligations. See Note 9 – Tower Obligations of the Notes to the Consolidated Financial Statements for further information.
(3)The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contracts. Termination penalties are included in the above table as payments due as of the earliest we could exit the contract, typically in less than one year. For certain contracts that include fixed volume purchase commitments and fixed prices for various products, the purchase obligations are calculated using fixed volumes and contractually fixed prices for the products that are expected to be purchased. This table does not include open purchase orders as of December 31, 2019 under normal business purposes. See Note 16 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements for further information.

Certain commitments and obligations are included in the table based on the year of required payment or an estimate of the year of payment. Other long-term liabilities have been omitted from the table above due to the uncertainty of the timing of payments, combined with the absence of historical trending to be used as a predictor of such payments. See Note 17 – Additional Financial Information of the Notes to the Consolidated Financial Statements for further information.

The purchase obligations reflected in the table above are primarily commitments to purchase and lease spectrum licenses, wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. Where we are committed to make a minimum payment to the supplier regardless of whether we take delivery, we have included only that minimum payment as a purchase obligation. The acquisition of spectrum licenses is subject to regulatory approval and other customary closing conditions.

In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. The fair value of interest rate lock derivatives was a liability of $1.2 billion and $447 million as of December 31, 2019 and 2018, respectively, and was included in Other current liabilities in our Consolidated Balance Sheets. Balances related to the cash flow hedges have been omitted from the table above due to the uncertainty of the amount and timing of settlements. See Note 7 – Fair Value Measurements of the Notes to the Consolidated Financial Statements for further information.

Related Party Transactions

We have related party transactions associated with DT or its affiliates in the ordinary course of business, including intercompany servicing and licensing. See Note 17 - Additional Financial Information of the Notes to the Consolidated Financial Statements for further information.
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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the year ended December 31, 2019, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with DT. We have relied upon DT for information regarding their activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: MTN Irancell, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the year ended December 31, 2019, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to three customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Bank Sepah, and Europäisch-Iranische Handelsbank. These services have been terminated or are in the process of being terminated. For the year ended December 31, 2019, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the year ended December 31, 2019 were less than $0.1 million. We understand that DT intends to continue these activities.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of December 31, 2019, we derecognized net receivables of $2.6 billion upon sale through these arrangements. See Note 4 – Sales of Certain Receivables of the Notes to the Consolidated Financial Statements for further information.

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

Eight of these policies, discussed below, are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Actual results could differ from those estimates.

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

Significant Judgments:

The most significant judgments and impacts upon adoption of the standard include the following:

•In evaluating contracts to determine if they qualify as a lease, we consider factors such as if we have obtained or transferred substantially all of the rights to the underlying asset through exclusivity, if we can or if we have transferred the ability to direct the use of the asset by making decisions about how and for what purpose the asset will be used and if the lessor has substantive substitution rights. Identification of a lease may require significant judgment.

•We recognized right-of-use assets and operating lease liabilities for operating leases that have not previously been recorded. The lease liability for operating leases is based on the net present value of future minimum lease payments. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as prepaid rent and deferred rent which we remeasured at adoption due to the application of hindsight to our lease term estimates. Deferred and prepaid rent will no longer be presented separately.

•Capital lease assets previously included within Property and equipment, net were reclassified to financing lease right-of-use assets, and capital lease liabilities previously included in Short-term debt and Long-term debt were reclassified to financing lease liabilities in our Consolidated Balance Sheet.

•Certain line items in the Consolidated Statements of Cash Flows and the “Supplemental disclosure of cash flow information” have been renamed to align with the new terminology presented in the new lease standard; “Repayment of capital lease obligations” is now presented as “Repayments of financing lease obligations” and “Assets acquired under capital lease obligations” is now presented as “Financing lease right-of-use assets obtained in exchange for lease obligations.” In the “Operating Activities” section of the Consolidated Statements of Cash Flows we have added “Operating lease right-of-use assets” and “Short and long-term operating lease liabilities” which represent the change in the operating lease asset and liability, respectively. Additionally, in the “Supplemental disclosure of cash flow information” section of the Consolidated Statements of Cash Flows we have added “Operating lease payments,” and in the “Noncash investing and financing activities” section we have added “Operating lease right-of-use assets obtained in exchange for lease obligations.”

•In determining the discount rate used to measure the right-of-use asset and lease liability, we use rates implicit in the lease, or if not readily available, we use our incremental borrowing rate. Our incremental borrowing rate is based on an estimated secured rate comprised of a risk-free LIBOR rate plus a credit spread as secured by our assets. Determining a credit spread as secured by our assets may require significant judgment.

•Certain of our lease agreements include rental payments based on changes in the consumer price index (“CPI”). Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and are excluded from the measurement of the right-of-use asset and lease liability. These payments are recognized in the period in which the related obligation was incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

•We elected the use of hindsight whereby we applied current lease term assumptions that are applied to new leases in determining the expected lease term period for all cell sites. Upon adoption of the new lease standard and application of hindsight our expected lease term has shortened to reflect payments due for the initial non-cancelable lease term only. This assessment corresponds to our lease term assessment for new leases and aligns with the payments that have been disclosed as lease commitments in prior years. As a result, the average remaining lease term for cell sites has decreased from approximately nine to five years based on lease contracts in effect at transition on January 1, 2019. The aggregate impact of using hindsight is an estimated decrease in Total operating expenses of $240 million in fiscal year 2019.

•We were also required to reassess the previously failed sale-leasebacks of certain T-Mobile-owned wireless communications tower sites and determine whether the transfer of the assets to the tower operator under the arrangement met the transfer of control criteria in the revenue standard and whether a sale should be recognized. Determining whether the transfer of control criteria has been met requires significant judgement.

•We concluded that a sale has not occurred for the 6,200 tower sites transferred to Crown Castle International Corp. (“CCI”) pursuant to a master prepaid lease arrangement; therefore, these sites will continue to be accounted for as failed sale-leasebacks.

•We concluded that a sale should be recognized for the 900 tower sites transferred to CCI pursuant to the sale of a subsidiary and for the 500 tower sites transferred to Phoenix Tower International (“PTI”). Upon adoption on January 1, 2019, we derecognized our existing long-term financial obligation and the tower-related property and equipment associated with these 1,400 previously failed sale-leaseback tower sites and recognized a lease liability and right-of-use asset for the leaseback of the tower sites. The impacts from the change in accounting conclusion are primarily a decrease in Other revenues of $44 million and a decrease in Interest expense of $34 million in fiscal year 2019.

•Rental revenues and expenses associated with co-location tower sites are presented on a net basis under the new lease standard. These revenues and expenses were presented on a gross basis under the former lease standard.

Lease Expense

We have operating leases for cell sites, retail locations, corporate offices and dedicated transportation lines, some of which have escalating rentals during the initial lease term and during subsequent optional renewal periods. We recognize a right-of-use asset and lease liability for operating leases based on the net present value of future minimum lease payments. Lease expense is recognized on a straight-line basis over the non-cancelable lease term and renewal periods that are considered reasonably certain.

We consider several factors in assessing whether renewal periods are reasonably certain of being exercised, including the continued maturation of our network nationwide, technological advances within the telecommunications industry and the availability of alternative sites.

See Note 1 - Summary of Significant Accounting Policies and Note 15 - Leases of the Notes to the Consolidated Financial Statements for further information.

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

Significant Judgments

The most significant judgments affecting the amount and timing of revenue from contracts with our customers include the following items:

•Revenue for service contracts that we assess are not probable of collection is not recognized until the contract is completed or terminated and cash is received. Collectibility is re-assessed when there is a significant change in facts or circumstances. Our assessment of collectibility considers whether we may limit our exposure to credit risk through our right to stop transferring additional service in the event the customer is delinquent as well as certain contract terms such as down payments that reduce our exposure to credit risk. Customer credit behavior is inherently uncertain. See “Allowances,” below, for more discussion on how we assess credit risk.

•Promotional EIP bill credits offered to a customer on an equipment sale that are paid over time and are contingent on the customer maintaining a service contract may result in an extended service contract based on whether a substantive penalty is deemed to exist. Determining whether contingent EIP bill credits result in a substantive termination penalty may require significant judgment.

•The identification of distinct performance obligations within our service plans may require significant judgment.

•Revenue is recorded net of costs paid to another party for performance obligations where we arrange for the other party to transfer goods or services to the customer (i.e., when we are acting as an agent). For example, performance obligations relating to services provided by third-party content providers where we neither control a right to the content provider’s service nor control the underlying service itself are presented net because we are acting as an agent. The determination of whether we control the underlying service or right to the service prior to our transfer to the customer requires, at times, significant judgment.

•For transactions where we recognize a significant financing component, judgment is required to determine the discount rate. For EIP sales, the discount rate used to adjust the transaction price primarily reflects current market interest rates and the estimated credit risk of the customer. Customer credit behavior is inherently uncertain. See “Allowances”, below, for more discussion on how we assess credit risk.

•Our products are generally sold with a right of return, which is accounted for as variable consideration when estimating the amount of revenue to recognize. Device return levels are estimated based on the expected value method as there are a large number of contracts with similar characteristics and the outcome of each contract is independent of the others. Historical return rate experience is a significant input to our expected value methodology.

•Sales of equipment to indirect dealers who have been identified as our customer (referred to as the sell-in model) often include credits subsequently paid to the dealer as a reimbursement for any discount promotions offered to the end consumer. These credits (payments to a customer) are accounted for as variable consideration when estimating the amount of revenue to recognize from the sales of equipment to indirect dealers and are estimated based on historical experience and other factors, such as expected promotional activity.

•The determination of the standalone selling price for contracts that involve more than one performance obligation may require significant judgment, such as when the selling price of a good or service is not readily observable.

•For capitalized contract costs, determining the amortization period over which such costs are recognized as well as assessing the indicators of impairment may require significant judgment.

See Note 1 - Summary of Significant Accounting Policies and Note 10 - Revenue From Contracts with Customers of the Notes to the Consolidated Financial Statements for further information.

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

To the extent that actual loss experience differs significantly from historical trends or assumptions, the appropriate allowance levels for realized credit losses could differ from the estimate. We write off account balances if collection efforts are unsuccessful and the receivable balance is deemed uncollectible, based on factors such as customer credit ratings and the length of time from the original billing date.

We offer certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 36 months using an EIP. EIP receivables not held for sale are reported in our Consolidated Balance Sheets at outstanding principal adjusted for any charge-offs, allowance for credit losses and unamortized discounts. Receivables held for sale are reported at the lower of amortized cost or fair value. At the time of an installment sale, we impute a discount for interest if the EIP term exceeds 12 months as there is no stated rate of interest on the EIP receivables. The EIP receivables are recorded at their present value, which is determined by discounting future cash payments at the imputed interest rate. The difference between the recorded amount of the EIP receivables and their unpaid principal balance (i.e., the contractual amount due from the customer) results in a discount which is allocated to the performance obligations of the arrangement and recorded as a reduction in transaction price. We determine the imputed discount rate based primarily on current market interest rates and the estimated credit risk on the EIP receivables. As a result, we do not recognize a separate credit loss allowance at the time of issuance as the effects of uncertainty about future cash flows resulting from credit risk are included in the initial present value measurement of the receivable. The imputed discount on EIP receivables is amortized over the financed installment term using the effective interest method and recognized as Other revenues in our Consolidated Statements of Comprehensive Income.

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

We have identified two reporting units for which discrete financial information is available and results are regularly reviewed by management: wireless and Layer3. The Layer3 reporting unit consists of the assets and liabilities of Layer3 TV, Inc., which was acquired in January 2018. The wireless reporting unit consists of the remaining assets and liabilities of T-Mobile US, Inc., excluding Layer3 TV, Inc. We separately evaluate these reporting units for impairment.

When assessing goodwill for impairment we may elect to first perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative test. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

We employed a qualitative approach to assess the wireless reporting unit. The fair value of the wireless reporting unit is determined using a market approach, which is based on market capitalization. We recognize market capitalization is subject to volatility and will monitor changes in market capitalization to determine whether declines, if any, necessitate an interim impairment review. In the event market capitalization does decline below its book value, we will consider the length, severity and reasons for the decline when assessing whether potential impairment exists, including considering whether a control premium should be added to the market capitalization. We believe short-term fluctuations in share price may not necessarily reflect the underlying aggregate fair value.

We employed a quantitative approach to assess the Layer3 reporting unit. The fair value of the Layer3 reporting unit is determined using an income approach, which is based on estimated discounted future cash flows.

We made estimates and assumptions regarding future cash flows, discount rates and long-term growth rates to determine the reporting unit’s estimated fair value. The key assumptions used were as follows:

•Expected cash flows underlying the Layer3 business plan for the periods 2020 through 2024, which took into account estimates of subscribers for TVision services, average revenue and content cost per subscriber, operating costs and capital expenditures.
•Cash flows beyond 2024 were projected to grow at a long-term growth rate estimated at 3%. Estimating a long-term growth rate requires significant judgment about future business strategies as well as micro- and macro-economic environments that are inherently uncertain.
•We used a discount rate of 32% to risk adjust the cash flow projections in determining the estimated fair value.

The estimated fair value of the Layer3 reporting unit exceeded its carrying value by approximately 3% as of December 31, 2019. Delays in the national launch of TVision services or cash flows that do not meet our projections could result in a goodwill impairment of Layer3 in the future. The carrying value of the goodwill associated with the Layer3 reporting unit was $218 million as of December 31, 2019.

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

The valuation approaches utilized to estimate fair value for the purposes of the impairment tests of goodwill and spectrum licenses require the use of assumptions and estimates, which involve a degree of uncertainty. If actual results or future expectations are not consistent with the assumptions, this may result in the recording of significant impairment charges on goodwill or spectrum licenses. The most significant assumptions within the valuation models are the discount rate, revenues, EBITDA margins, capital expenditures and the long-term growth rate. See Note 1 – Summary of Significant Accounting Policies and Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements for information regarding our annual impairment test and impairment charges.

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

To perform the sensitivity analysis, we selected hypothetical changes in market rates that are expected to reflect reasonably possible near-term changes in those rates. We assessed the risk of a change in the fair value from the effect of a hypothetical interest rate change for 30-day LIBOR rates of positive 150 and negative 50 basis points. In cases where the debt is redeemable and the fair value calculation results in a liability greater than the cost to replace the debt, the maximum liability is assumed to be no greater than the current cost to redeem the debt. As of December 31, 2019, the change in the fair value of our Incremental Term Loan Facility, based on this hypothetical change, is shown in the table below:

	Carrying Amount	Fair Value	Fair Value Assuming
(in millions)			+150 Basis Point Shift	-50 Basis Point Shift
LIBOR plus 1.50% Senior Secured Term Loan due 2022	$2,000	$2,000	$1,966	$2,000
LIBOR plus 1.75% Senior Secured Term Loan due 2024	2,000	2,000	1,956	2,000

We are exposed to changes in the benchmark interest rate associated with our interest rate lock derivatives. See Note 7 – Fair Value Measurements of the Notes to the Consolidated Financial Statements for further information.

To perform the sensitivity analysis, we selected hypothetical changes in market rates that are expected to reflect reasonably possible near-term changes in those rates. We assessed the risk of a change in fair value from the effect of a hypothetical interest rate change for eight and 10-year LIBOR swap rates of positive 200 and negative 100 basis points. As of December 31, 2019, the change in the fair value of our interest rate lock derivatives, based on this hypothetical change, is shown in the table below:

	Fair Value	Fair Value Assuming
(in millions)		+200 Basis Point Shift	-100 Basis Point Shift
Interest rate lock derivatives	$(1,170)	$410	$(2,077)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of T-Mobile US, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of T-Mobile US, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Adoption of Leases Standard

As described in Notes 1 and 15 to the consolidated financial statements, the Company has adopted the new accounting standard on Leases, on January 1, 2019, by recognizing and measuring leases at the adoption date with a cumulative effect of initially applying the guidance recognized at the date of initial application. As a result, among other adjustments, the Company recognized operating lease right-of-use assets of $9,251 million and operating lease liabilities of $11,364 million on the balance sheet on the date of adoption. As of December 31, 2019, the carrying amounts of operating and finance lease right-of-use assets were $10,933 million and $2,715 million respectively and operating and finance lease liabilities were $12,826 million and $2,303 million respectively. The Company recorded $3,406 million of lease expense during the year. Management also reassessed the previously failed sale-leasebacks of certain T-Mobile-owned wireless communication tower sites to determine whether the transfer of the assets to the tower operator under the arrangement met the transfer of control criteria in the revenue standard and whether a sale should be recognized. This reassessment resulted in (i) assets relating to 6,200 tower sites transferred pursuant to a master prepaid lease arrangement continuing to be accounted for as failed sale-leasebacks; (ii) a sale being recognized for 1,400 tower sites sold that were not associated with the master prepaid lease. Upon adoption, the Company derecognized its existing long-term financial obligation and the tower-related property and equipment associated with these 1,400 previously failed sale-leaseback tower sites and recognized a lease liability and right-of-use asset for the leaseback of the tower sites.

The principal considerations for our determination that performing procedures relating to the adoption of the lease standard is a critical audit matter are (i) there was significant judgment by management in applying the lease standard to a large volume of leases in the company’s lease portfolio; (ii) implementation of new lease accounting systems resulted in material changes to the Company’s internal control over financial reporting; and (iii) significant judgment in the application of the standard relating to sale-leaseback accounting. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the implementation of new lease accounting systems and management’s significant judgments, including the assessment of the previously failed sale-leaseback tower sites. The audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from the procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the adoption of the new standard on the Company’s various lease portfolios, including those associated with previously failed sale-leaseback transactions and testing of controls over the implementation and functionality of the new lease accounting systems. The procedures also included, among others, testing the completeness and accuracy of management’s identification of the leases in the Company’s lease portfolios and evaluating the reasonableness of significant judgments made by management to identify contractual terms in lease arrangements that impact the determination of the right-of-use asset and lease liability amount recognized. Professionals with specialized skill and knowledge were used to assist with the evaluation of previous failed sales-leaseback tower sites.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 6, 2020

We have served as the Company’s auditor since 2001.

T-Mobile US, Inc.
Consolidated Balance Sheets

(in millions, except share and per share amounts)	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$1,528	$1,203
Accounts receivable, net of allowances of $61 and $67	1,888	1,769
Equipment installment plan receivables, net	2,600	2,538
Accounts receivable from affiliates	20	11
Inventory	964	1,084
Other current assets	2,305	1,676
Total current assets	9,305	8,281
Property and equipment, net	21,984	23,359
Operating lease right-of-use assets	10,933	—
Financing lease right-of-use assets	2,715	—
Goodwill	1,930	1,901
Spectrum licenses	36,465	35,559
Other intangible assets, net	115	198
Equipment installment plan receivables due after one year, net	1,583	1,547
Other assets	1,891	1,623
Total assets	$86,921	$72,468
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$6,746	$7,741
Payables to affiliates	187	200
Short-term debt	25	841
Deferred revenue	631	698
Short-term operating lease liabilities	2,287	—
Short-term financing lease liabilities	957	—
Other current liabilities	1,673	787
Total current liabilities	12,506	10,267
Long-term debt	10,958	12,124
Long-term debt to affiliates	13,986	14,582
Tower obligations	2,236	2,557
Deferred tax liabilities	5,607	4,472
Operating lease liabilities	10,539	—
Financing lease liabilities	1,346	—
Deferred rent expense	—	2,781
Other long-term liabilities	954	967
Total long-term liabilities	45,626	37,483
Commitments and contingencies (Note 16)
Stockholders' equity
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 858,418,615 and 851,675,119 shares issued, 856,905,400 and 850,180,317 shares outstanding	—	—
Additional paid-in capital	38,498	38,010
Treasury stock, at cost,1,513,215 and 1,494,802 shares issued	(8)	(6)
Accumulated other comprehensive loss	(868)	(332)
Accumulated deficit	(8,833)	(12,954)
Total stockholders' equity	28,789	24,718
Total liabilities and stockholders' equity	$86,921	$72,468

The accompanying notes are an integral part of these Consolidated Financial Statements.

T-Mobile US, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions, except share and per share amounts)	2019	2018	2017
Revenues
Branded postpaid revenues	$22,673	$20,862	$19,448
Branded prepaid revenues	9,543	9,598	9,380
Wholesale revenues	1,279	1,183	1,102
Roaming and other service revenues	499	349	230
Total service revenues	33,994	31,992	30,160
Equipment revenues	9,840	10,009	9,375
Other revenues	1,164	1,309	1,069
Total revenues	44,998	43,310	40,604
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	6,622	6,307	6,100
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	11,899	12,047	11,608
Selling, general and administrative	14,139	13,161	12,259
Depreciation and amortization	6,616	6,486	5,984
Gains on disposal of spectrum licenses	—	—	(235)
Total operating expenses	39,276	38,001	35,716
Operating income	5,722	5,309	4,888
Other income (expense)
Interest expense	(727)	(835)	(1,111)
Interest expense to affiliates	(408)	(522)	(560)
Interest income	24	19	17
Other expense, net	(8)	(54)	(73)
Total other expense, net	(1,119)	(1,392)	(1,727)
Income before income taxes	4,603	3,917	3,161
Income tax (expense) benefit	(1,135)	(1,029)	1,375
Net income	$3,468	$2,888	$4,536
Dividends on preferred stock	—	—	(55)
Net income attributable to common stockholders	$3,468	$2,888	$4,481

Net income	$3,468	$2,888	$4,536
Other comprehensive (loss) income, net of tax
Unrealized gain on available-for-sale securities, net of tax effect of $0, $0, and $2	—	—	7
Unrealized loss on cash flow hedges, net of tax effect of $(187), $(115), and $0	(536)	(332)	—
Other comprehensive (loss) income	(536)	(332)	7
Total comprehensive income	$2,932	$2,556	$4,543
Earnings per share
Basic	$4.06	$3.40	$5.39
Diluted	$4.02	$3.36	$5.20
Weighted average shares outstanding
Basic	854,143,751	849,744,152	831,850,073
Diluted	863,433,511	858,290,174	871,787,450

The accompanying notes are an integral part of these Consolidated Financial Statements.

T-Mobile US, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2019	2018	2017
Operating activities
Net income	$3,468	$2,888	$4,536
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,616	6,486	5,984
Stock-based compensation expense	495	424	306
Deferred income tax expense (benefit)	1,091	980	(1,404)
Bad debt expense	307	297	388
Losses from sales of receivables	130	157	299
Deferred rent expense	—	26	76
Losses on redemption of debt	19	122	86
Gains on disposal of spectrum licenses	—	—	(235)
Changes in operating assets and liabilities
Accounts receivable	(3,709)	(4,617)	(3,931)
Equipment installment plan receivables	(1,015)	(1,598)	(1,812)
Inventories	(617)	(201)	(844)
Operating lease right-of-use assets	1,896	—	—
Other current and long-term assets	(144)	(181)	(575)
Accounts payable and accrued liabilities	17	(867)	1,079
Short and long-term operating lease liabilities	(2,131)	—	—
Other current and long-term liabilities	144	(69)	(233)
Other, net	257	52	111
Net cash provided by operating activities	6,824	3,899	3,831
Investing activities
Purchases of property and equipment, including capitalized interest of $473, $362 and $136	(6,391)	(5,541)	(5,237)
Purchases of spectrum licenses and other intangible assets, including deposits	(967)	(127)	(5,828)
Proceeds from sales of tower sites	38	—	—
Proceeds related to beneficial interests in securitization transactions	3,876	5,406	4,319
Net cash related to derivative contracts under collateral exchange arrangements	(632)	—	—
Acquisition of companies, net of cash acquired	(31)	(338)	—
Other, net	(18)	21	1
Net cash used in investing activities	(4,125)	(579)	(6,745)
Financing activities
Proceeds from issuance of long-term debt	—	2,494	10,480
Proceeds from borrowing on revolving credit facility	2,340	6,265	2,910
Repayments of revolving credit facility	(2,340)	(6,265)	(2,910)
Repayments of financing lease obligations	(798)	(700)	(486)
Repayments of short-term debt for purchases of inventory, property and equipment, net	(775)	(300)	(300)
Repayments of long-term debt	(600)	(3,349)	(10,230)
Repurchases of common stock	—	(1,071)	(427)
Tax withholdings on share-based awards	(156)	(146)	(166)
Dividends on preferred stock	—	—	(55)
Cash payments for debt prepayment or debt extinguishment costs	(28)	(212)	(188)
Other, net	(17)	(52)	5
Net cash used in financing activities	(2,374)	(3,336)	(1,367)
Change in cash and cash equivalents	325	(16)	(4,281)
Cash and cash equivalents
Beginning of period	1,203	1,219	5,500
End of period	$1,528	$1,203	$1,219
Supplemental disclosure of cash flow information
Interest payments, net of amounts capitalized	$1,128	$1,525	$2,028
Operating lease payments (1)	2,783	—	—
Income tax payments	88	51	31
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	$6,509	$4,972	$4,063
(Decrease) increase in accounts payable for purchases of property and equipment	(935)	65	313
Leased devices transferred from inventory to property and equipment	1,006	1,011	1,131
Returned leased devices transferred from property and equipment to inventory	(267)	(326)	(742)
Short-term debt assumed for financing of property and equipment	800	291	292
Operating lease right-of-use assets obtained in exchange for lease obligations	3,621	—	—
Financing lease right-of-use assets obtained in exchange for lease obligations	1,041	885	887
(1)On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which requires certain supplemental cash flow disclosures. Where these disclosures or a comparable figure were not required under the former lease standard, we have not retrospectively presented historical amounts. See Note 1 – Summary of Significant Accounting Policies for additional details.

The accompanying notes are an integral part of these Consolidated Financial Statements.

T-Mobile US, Inc.
Consolidated Statement of Stockholders’ Equity

(in millions, except shares)	Preferred Stock Outstanding	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2016	20,000,000	826,357,331	$(1)	$38,846	$1	$(20,610)	$18,236
Net income	—	—	—	—	—	4,536	4,536
Other comprehensive income	—	—	—	—	7	—	7
Stock-based compensation	—	—	—	344	—	—	344
Exercise of stock options	—	450,493	—	19	—	—	19
Stock issued for employee stock purchase plan	—	1,832,043	—	82	—	—	82
Issuance of vested restricted stock units	—	8,338,271	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	—	(2,754,721)	—	(166)	—	—	(166)
Mandatory conversion of preferred shares to common shares	(20,000,000)	32,237,983	—	—	—	—	—
Repurchases of common stock	—	(7,010,889)	—	(444)	—	—	(444)
Transfer RSU to NQDC plan	—	(43,860)	(3)	3	—	—	—
Dividends on preferred stock	—	—	—	(55)	—	—	(55)
Balance as of December 31, 2017	—	859,406,651	(4)	38,629	8	(16,074)	22,559
Net income	—	—	—	—	—	2,888	2,888
Other comprehensive loss	—	—	—	—	(332)	—	(332)
Stock-based compensation	—	—	—	473	—	—	473
Exercise of stock options	—	187,965	—	3	—	—	3
Stock issued for employee stock purchase plan	—	2,011,794	—	103	—	—	103
Issuance of vested restricted stock units	—	7,448,148	—	—	—	—	—
Issuance of restricted stock awards	—	225,799	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	—	(2,321,827)	—	(146)	—	—	(146)
Repurchases of common stock	—	(16,738,758)	—	(1,054)	—	—	(1,054)
Transfer RSU from NQDC plan	—	(39,455)	(2)	2	—	—	—
Prior year Retained Earnings(1)	—	—	—	—	(8)	232	224
Balance as of December 31, 2018	—	850,180,317	(6)	38,010	(332)	(12,954)	24,718
Net income	—	—	—	—	—	3,468	3,468
Other comprehensive loss	—	—	—	—	(536)	—	(536)
Stock-based compensation	—	—	—	517	—	—	517
Exercise of stock options	—	85,083	—	1	—	—	1
Stock issued for employee stock purchase plan	—	2,091,650	—	124	—	—	124
Issuance of vested restricted stock units	—	6,685,950	—	—	—	—	—
Forfeiture of restricted stock awards	—	(24,682)	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	—	(2,094,555)	—	(156)	—	—	(156)
Transfer RSU from NQDC plan	—	(18,363)	(2)	2	—	—	—
Prior year Retained Earnings(1)	—	—	—	—	—	653	653
Balance as of December 31, 2019	—	856,905,400	$(8)	$38,498	$(868)	$(8,833)	$28,789
(1)Prior year Retained Earnings represents the impact of the adoption of new accounting standards on beginning Accumulated Deficit and Accumulated Other Comprehensive Loss. See Note 1 – Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements

T-Mobile US, Inc.
Index for Notes to the Consolidated Financial Statements

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Description of Business

T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”), together with its consolidated subsidiaries, is a leading provider of mobile communications services, including voice, messaging and data, under its flagship brands, T-Mobile and Metro™ by T-Mobile ("Metro by T-Mobile"), in the United States (“U.S.”), Puerto Rico and the U.S. Virgin Islands. All of our revenues were earned in, and all of our long-lived assets are located in, the U.S., Puerto Rico and the U.S. Virgin Islands. We provide mobile communications services primarily using our 4G Long-Term Evolution (“LTE”) network and our newly deployed 5G technology network. We also offer a wide selection of wireless devices, including handsets, tablets and other mobile communication devices, and accessories for sale, as well as financing through Equipment Installment Plans (“EIP”) and leasing through JUMP! On Demand™. Additionally, we provide reinsurance for handset insurance policies and extended warranty contracts offered to our mobile communications customers.

Basis of Presentation

The consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, as well as variable interest entities (“VIE”) where we are deemed to be the primary beneficiary and VIEs, which cannot be deconsolidated, such as those related to Tower obligations. Intercompany transactions and balances have been eliminated in consolidation. We operate as a single operating segment.

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

Certain prior year amounts have been reclassified to conform to the current year's presentation. See “Accounting Pronouncements Adopted During the Current Year” below.

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

We offer certain retail customers the option to pay for their devices and certain other purchases in installments typically over a period of 24, but up to 36, months using an EIP. EIP receivables not held for sale are reported in our Consolidated Balance Sheets at outstanding principal adjusted for any charge-offs, allowance for credit losses and unamortized discounts. At the time of an installment sale, we impute a discount for interest if the EIP term exceeds 12 months as there is no stated rate of interest on the EIP receivables. The EIP receivables are recorded at their present value, which is determined by discounting future cash payments at the imputed interest rate. The difference between the recorded amount of the EIP receivables and their unpaid principal balance (i.e., the contractual amount due from the customer) results in a discount which is allocated to the performance obligations in the arrangement and recorded as a reduction in transaction price in Total service revenues and Equipment revenues in our Consolidated Statements of Comprehensive Income. We determine the imputed discount rate based primarily on current market interest rates and the estimated credit risk on the EIP receivables. As a result, we do not recognize a separate credit loss allowance at the time of issuance as the effects of uncertainty about future cash flows resulting from credit risk are included in the initial present value measurement of the receivable. The imputed discount on EIP receivables is

Index for Notes to the Consolidated Financial Statements
amortized over the financed installment term using the effective interest method and recognized as Other revenues in our Consolidated Statements of Comprehensive Income.

Subsequent to the initial determination of the imputed discount, we assess the need for and, if necessary, recognize an allowance for credit losses to the extent the amount of estimated probable losses on the gross EIP receivable balances exceed the remaining unamortized imputed discount balances.

Total imputed discount and allowances were approximately 7.0% and 8.1% of the total amount of gross accounts receivable, including EIP receivables, at December 31, 2019 and 2018, respectively.

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

Inventories

Inventories consist primarily of wireless devices and accessories, which are valued at the lower of cost or net realizable value. Cost is determined using standard cost which approximates average cost. Shipping and handling costs paid to wireless device and accessories vendors, and costs to refurbish used devices recovered through our device upgrade programs are included in the standard cost of inventory. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We record inventory write-downs to net realizable value for obsolete and slow-moving items based on inventory turnover trends and historical experience.

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

Property and Equipment

Property and equipment consists of buildings and equipment, wireless communications systems, leasehold improvements, capitalized software, leased wireless devices and construction in progress. Buildings and equipment include certain network server equipment. Wireless communications systems include assets to operate our wireless network and IT data centers, including tower assets and leasehold improvements and assets related to the liability for the retirement of long-lived assets. Leasehold improvements include asset improvements other than those related to the wireless network.

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

Index for Notes to the Consolidated Financial Statements
and tear, replacement history and assumptions about technology evolution. When these factors indicate the useful life of an asset is different from the previous assessment, the remaining book value is depreciated prospectively over the adjusted remaining estimated useful life. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease term.

JUMP! On Demand allows customers to lease a device over a period of up to 18 months and upgrade it for a new device up to one time per month. To date, all of our leased devices were classified as operating leases. At operating lease inception, leased wireless devices are transferred from inventory to property and equipment. Leased wireless devices are depreciated to their estimated residual value over the period expected to provide utility to us, which is generally shorter than the lease term and considers expected losses. Revenues associated with the leased wireless devices, net of incentives, are generally recognized over the lease term. Upon device upgrade or at lease end, customers must return or purchase their device. Returned devices transferred from Property and equipment, net are recorded as inventory and are valued at the lower of cost or net realizable value with any write-down recognized as Cost of equipment sales in our Consolidated Statements of Comprehensive Income.

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

Other Intangible Assets

Intangible assets that do not have indefinite useful lives are amortized over their estimated useful lives. Customer lists are amortized using the sum-of-the-years'-digits method over the expected period in which the relationship is expected to contribute to future cash flows. The remaining finite-lived intangible assets are amortized using the straight-line method.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is allocated to our two reporting units, wireless and Layer3.

Spectrum Licenses

Spectrum licenses are carried at costs incurred to acquire the spectrum licenses and the costs to prepare the spectrum licenses for their intended use, such as costs to clear acquired spectrum licenses. The Federal Communications Commission (“FCC”) issues spectrum licenses which provide us with the exclusive right to utilize designated radio frequency spectrum within specific geographic service areas to provide wireless communications services. While spectrum licenses are issued for a fixed period of time, typically for up to fifteen years, the FCC has granted license renewals routinely and at a nominal cost. The spectrum licenses held by us expire at various dates. We believe we will be able to meet all requirements necessary to secure renewal of our spectrum licenses at nominal costs. Moreover, we determined there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our spectrum licenses. Therefore, we determined the spectrum licenses should be treated as indefinite-lived intangible assets.

Index for Notes to the Consolidated Financial Statements
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

When assessing goodwill for impairment we may elect to first perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the two reporting units, wireless and Layer3, is less than its carrying amount, we perform a quantitative test. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

We test our spectrum licenses for impairment on an aggregate basis, consistent with our management of the overall business at a national level. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying value. If we do not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the intangible asset is less than its carrying amount, we calculate the estimated fair value of the intangible asset. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized for the difference. We estimate fair value using the Greenfield methodology, which is an income approach based on discounted cash flows associated with the intangible asset, to estimate the price at which an orderly transaction to sell the asset would take place between market participants at the measurement date under current market conditions.

Guarantee Liabilities

We offer a device trade-in program, Just Upgrade My Phone (“JUMP!”), which provides eligible customers a specified-price trade-in right to upgrade their device. Upon enrollment, participating customers must finance the purchase of a device on an EIP and have a qualifying T-Mobile monthly wireless service plan, which is treated as an arrangement with multiple performance obligations when entered into at or near the same time. Upon a qualifying JUMP! program upgrade, the customer’s remaining EIP balance is settled provided they trade-in their eligible used device in good working condition and purchase a new device from us on a new EIP.

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

Index for Notes to the Consolidated Financial Statements
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

For derivative instruments designated as cash flow hedges associated with forecasted debt issuances, changes in fair value are reported as a component of Accumulated other comprehensive loss until reclassified into Interest expense in the same period the hedged transaction affects earnings, generally over the life of the related debt. Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities.

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

Significant Judgments

The most significant judgments affecting the amount and timing of revenue from contracts with our customers include the following items:

•Revenue for service contracts that we assess are not probable of collection is not recognized until the contract is completed or terminated and cash is received. Collectibility is re-assessed when there is a significant change in facts or circumstances. Our assessment of collectibility considers whether we may limit our exposure to credit risk through our right to stop transferring additional service in the event the customer is delinquent as well as certain contract terms such as down payments that reduce our exposure to credit risk. Customer credit behavior is inherently uncertain. See “Receivables and Allowance for Credit Losses”, above, for more discussion on how we assess credit risk.

•Promotional EIP bill credits offered to a customer on an equipment sale that are paid over time and are contingent on the customer maintaining a service contract may result in an extended service contract based on whether a substantive penalty is deemed to exist. Determining whether contingent EIP bill credits result in a substantive termination penalty may require significant judgment.

•The identification of distinct performance obligations within our service plans may require significant judgment.

•Revenue is recorded net of costs paid to another party for performance obligations where we arrange for the other party to transfer goods or services to the customer (i.e., when we are acting as an agent). For example, performance obligations relating to services provided by third-party content providers where we neither control a right to the content provider’s service nor control the underlying service itself are presented net because we are acting as an agent. The determination of whether we control the underlying service or right to the service prior to our transfer to the customer requires, at times, significant judgment.

Index for Notes to the Consolidated Financial Statements
•For transactions where we recognize a significant financing component, judgment is required to determine the discount rate. For EIP sales, the discount rate used to adjust the transaction price primarily reflects current market interest rates and the estimated credit risk of the customer. Customer credit behavior is inherently uncertain. See “Receivables and Allowance for Credit Losses”, above, for more discussion on how we assess credit risk.

•Our products are generally sold with a right of return, which is accounted for as variable consideration when estimating the amount of revenue to recognize. Device return levels are estimated based on the expected value method as there are a large number of contracts with similar characteristics and the outcome of each contract is independent of the others. Historical return rate experience is a significant input to our expected value methodology.

•Sales of equipment to indirect dealers who have been identified as our customer (referred to as the sell-in model) often include credits subsequently paid to the dealer as a reimbursement for any discount promotions offered to the end consumer. These credits (payments to a customer) are accounted for as variable consideration when estimating the amount of revenue to recognize from the sales of equipment to indirect dealers and are estimated based on historical experience and other factors, such as expected promotional activity.

•The determination of the standalone selling price for contracts that involve more than one performance obligation may require significant judgment, such as when the selling price of a good or service is not readily observable.

•For capitalized contract costs, determining the amortization period over which such costs are recognized as well as assessing the indicators of impairment may require significant judgment.

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

Federal Universal Service Fund (“USF”) and other fees are assessed by various governmental authorities in connection with the services we provide to our customers and are included in Cost of services. When we separately bill and collect these regulatory fees from customers, they are recorded gross in Total service revenues in our Consolidated Statements of Comprehensive Income. For the years ended December 31, 2019, 2018 and 2017, we recorded approximately $93 million, $161 million and $258 million, respectively, of USF fees on a gross basis.

We have made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer (e.g., sales, use, value added, and some excise taxes).

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

Index for Notes to the Consolidated Financial Statements
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

We amortize deferred costs incurred to obtain service contracts on a straight-line basis over the term of the initial contract and anticipated renewal contracts to which the costs relate, currently 24 months for postpaid service contracts. However, we have elected the practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less for prepaid service contracts.

Incremental costs to obtain equipment contracts (e.g., commissions paid on device and accessory sales) are recognized when the equipment is transferred to the customer.

Index for Notes to the Consolidated Financial Statements
See Note 1 - Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more discussion regarding the accounting policies that governed revenue recognition prior to January 1, 2018.

Advertising Expense

We expense the cost of advertising and other promotional expenditures to market our services and products as incurred. For the years ended December 31, 2019, 2018 and 2017, advertising expenses included in Selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income were $1.6 billion, $1.7 billion and $1.8 billion, respectively.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of adjustments, net of tax, related to unrealized gains (losses) on cash flow hedges and available-for-sale securities. This is reported in Accumulated other comprehensive loss as a separate component of stockholders’ equity until realized in earnings.

Stock-Based Compensation

Stock-based compensation cost for stock awards, which include restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”), is measured at fair value on the grant date and recognized as expense, net of expected forfeitures, over the related service period. The fair value of stock awards is based on the closing price of our common stock on the date of grant. RSUs are recognized as expense using the straight-line method. PRSUs are recognized as expense following a graded vesting schedule with their performance re-assessed and updated on a quarterly basis, or more frequently as changes in facts and circumstances warrant.

Earnings Per Share

Basic earnings per share is computed by dividing Net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of outstanding stock options, RSUs and PRSUs, calculated using the treasury stock method, and prior to the conversion of our preferred stock in December 2017, potentially dilutive common shares included mandatory convertible preferred stock calculated using the if-converted method. See Note 14 - Earnings Per Share for further information.

Variable Interest Entities

VIEs are entities that lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, have equity investors that do not have the ability to make significant decisions relating to the entity's operations through voting rights, do not have the obligation to absorb the expected losses or do not have the right to receive the residual returns of the entity. The most common type of VIE is a special purpose entity (“SPE”). SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are generally structured to insulate investors from claims on the SPE's assets by creditors of other entities, including the creditors of the seller of the assets.

Index for Notes to the Consolidated Financial Statements
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

Accounting Pronouncements Adopted During the Current Year

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842),” and has since modified the standard with several ASUs (collectively, the “new lease standard”). The new lease standard was effective for us, and we adopted the standard, on January 1, 2019.

We adopted the standard by recognizing and measuring leases at the adoption date with a cumulative effect of initially applying the guidance recognized at the date of initial application and as a result did not restate the prior periods presented in the Consolidated Financial Statements.

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

The new lease standard provides practical expedients and policy elections for an entity’s ongoing accounting. Generally, we elected the practical expedient to not separate lease and non-lease components in arrangements whereby we are the lessee. For arrangements in which we are the lessor of wireless devices, we did not elect this practical expedient. We did not elect the short-term lease recognition exemption, which includes the recognition of right-of-use assets and lease liabilities for existing short-term leases at transition. We have also applied this election to all active leases at transition.

The most significant judgments and impacts upon adoption of the standard include the following:

•In evaluating contracts to determine if they qualify as a lease, we consider factors such as if we have obtained or transferred substantially all of the rights to the underlying asset through exclusivity, if we can or if we have transferred the ability to direct the use of the asset by making decisions about how and for what purpose the asset will be used and if the lessor has substantive substitution rights.

•We recognized right-of-use assets and operating lease liabilities for operating leases that have not previously been recorded. The lease liability for operating leases is based on the net present value of future minimum lease payments. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as prepaid rent and deferred rent, which we remeasured at adoption due to the application of hindsight to our lease term estimates. Deferred and prepaid rent are no longer presented separately.

•Capital lease assets previously included within Property and equipment, net were reclassified to financing lease right-of-use assets, and capital lease liabilities previously included in Short-term debt and Long-term debt were reclassified to financing lease liabilities in our Consolidated Balance Sheet.

•Certain line items in the Consolidated Statements of Cash Flows and the “Supplemental disclosure of cash flow information” have been renamed to align with the new terminology presented in the new lease standard; “Repayment of capital lease obligations” is now presented as “Repayments of financing lease obligations” and “Assets acquired under capital lease obligations” is now presented as “Financing lease right-of-use assets obtained in exchange for lease obligations.” In the “Operating Activities” section of the Consolidated Statements of Cash Flows we have added “Operating lease right-of-use assets” and “Short and long-term operating lease liabilities” which represent the change

Index for Notes to the Consolidated Financial Statements
in the operating lease asset and liability, respectively. Additionally, in the “Supplemental disclosure of cash flow information” section of the Consolidated Statements of Cash Flows we have added “Operating lease payments,” and in the “Noncash investing and financing activities” section we have added “Operating lease right-of-use assets obtained in exchange for lease obligations.”

•In determining the discount rate used to measure the right-of-use asset and lease liability, we use rates implicit in the lease, or if not readily available, we use our incremental borrowing rate. Our incremental borrowing rate is based on an estimated secured rate comprised of a risk-free LIBOR rate plus a credit spread as secured by our assets. Determining a credit spread as secured by our assets may require significant judgment.

•Certain of our lease agreements include rental payments based on changes in the consumer price index (“CPI”). Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and are excluded from the measurement of the right-of-use asset and lease liability. These payments are recognized in the period in which the related obligation was incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

•We elected the use of hindsight whereby we applied current lease term assumptions that are applied to new leases in determining the expected lease term period for all cell sites. Upon adoption of the new lease standard and application of hindsight, our expected lease term has shortened to reflect payments due for the initial non-cancelable lease term only. This assessment corresponds to our lease term assessment for new leases and aligns with the payments that have been disclosed as lease commitments in prior years. As a result, the average remaining lease term for cell sites has decreased from approximately nine to five years based on lease contracts in effect at transition on January 1, 2019. The aggregate impact of using hindsight is an estimated decrease in Total operating expenses of $240 million in fiscal year 2019.

•We were also required to reassess the previously failed sale-leasebacks of certain T-Mobile-owned wireless communications tower sites and determine whether the transfer of the assets to the tower operator under the arrangement met the transfer of control criteria in the revenue standard and whether a sale should be recognized. Determining whether the transfer of control criteria has been met requires significant judgement.

•We concluded that a sale has not occurred for the 6,200 tower sites transferred to Crown Castle International Corp. (“CCI”) pursuant to a master prepaid lease arrangement; therefore, these sites will continue to be accounted for as failed sale-leasebacks.

•We concluded that a sale should be recognized for the 900 tower sites transferred to CCI pursuant to the sale of a subsidiary and for the 500 tower sites transferred to Phoenix Tower International (“PTI”). Upon adoption on January 1, 2019, we derecognized our existing long-term financial obligation and the tower-related property and equipment associated with these 1,400 previously failed sale-leaseback tower sites and recognized a lease liability and right-of-use asset for the leaseback of the tower sites. The impacts from the change in accounting conclusion are primarily a decrease in Other revenues of $44 million and a decrease in Interest expense of $34 million in fiscal year 2019.

•Rental revenues and expenses associated with co-location tower sites are presented on a net basis under the new lease standard. These revenues and expenses were presented on a gross basis under the former lease standard.

Index for Notes to the Consolidated Financial Statements
Including the impacts from a change in the accounting conclusion on the 1,400 previously failed sale-leaseback tower sites, the cumulative effect of initially applying the new lease standard on January 1, 2019 is as follows:

	January 1, 2019
(in millions)	Beginning Balance	Cumulative Effect Adjustment	Beginning Balance, As Adjusted
Assets
Other current assets	$1,676	$(78)	$1,598
Property and equipment, net	23,359	(2,339)	21,020
Operating lease right-of-use assets	—	9,251	9,251
Financing lease right-of-use assets	—	2,271	2,271
Other intangible assets, net	198	(12)	186
Other assets	1,623	(71)	1,552
Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	7,741	(65)	7,676
Other current liabilities	787	28	815
Short-term and long-term debt	12,965	(2,015)	10,950
Tower obligations	2,557	(345)	2,212
Deferred tax liabilities	4,472	231	4,703
Deferred rent expense	2,781	(2,781)	—
Short-term and long-term operating lease liabilities	—	11,364	11,364
Short-term and long-term financing lease liabilities	—	2,016	2,016
Other long-term liabilities	967	(64)	903
Accumulated deficit	(12,954)	653	(12,301)

Including the impacts from the change in the accounting conclusion on the 1,400 previously failed sale-leaseback tower sites and the change in presentation on the income statement of the 6,200 tower sites for which a sale did not occur, the cumulative effects of initially applying the new lease standard for the year ended December 31, 2019 are estimated as follows:

•The aggregate impact is a decrease in Other revenues of $185 million, a decrease in Total operating expenses of $380 million, a decrease in Interest expense of $34 million and an increase to Net income of $175 million.

•The impact on our Consolidated Statements of Cash Flows is a decrease in Net cash provided by operating activities of $10 million and a decrease in Net cash used in financing activities of $10 million.

For arrangements where we are the lessor, including arrangements to lease devices to our service customers, the adoption of the new lease standard did not have a material impact on our financial statements as these leases are classified as operating leases.

Device lease payments are presented as Equipment revenues and recognized as earned on a straight-line basis over the lease term. Recognition of equipment revenue on lease contracts that are determined to not be probable of collection is limited to the amount of payments received. We have made an accounting policy election to exclude from the consideration in the contract all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer (e.g., sales, use, value added, and some excise taxes).

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

We do not have any leasing transactions with related parties. See Note 15 - Leases for further information.

We have implemented significant new lease accounting systems, processes and internal controls over lease accounting to assist us in the application of the new lease standard.

Index for Notes to the Consolidated Financial Statements
Lease Expense

We have operating leases for cell sites, retail locations, corporate offices and dedicated transportation lines, some of which have escalating rentals during the initial lease term and during subsequent optional renewal periods. We recognize a right-of-use asset and lease liability for operating leases based on the net present value of future minimum lease payments. Lease expense is recognized on a straight-line basis over the non-cancelable lease term and renewal periods that are considered reasonably certain.

We consider several factors in assessing whether renewal periods are reasonably certain of being exercised, including the continued maturation of our network nationwide, technological advances within the telecommunications industry and the availability of alternative sites.

We have financing leases for certain network equipment. The financing leases do not have renewal options and contain a bargain purchase option at the end of the lease. We recognize a right-of-use asset and lease liability for financing leases based on the net present value of future minimum lease payments. Lease expense for our financing leases is comprised of the amortization of the right-of-use asset and interest expense recognized based on the effective interest method.

Accounting Pronouncements Not Yet Adopted

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and has since modified the standard with several ASUs (collectively, the “new credit loss standard”). The new credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. The new credit loss standard will become effective for us beginning on January 1, 2020, and requires a cumulative-effect adjustment to Accumulated deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach).

We will adopt the new credit loss standard on January 1, 2020, and plan to recognize lifetime expected credit losses at the inception of our credit risk exposures whereas we currently recognize credit losses only when it is probable that they have been incurred. We will also recognize expected credit losses on our EIP receivables, excluding consideration of any unamortized discount on those receivables resulting from the imputation of interest. We currently offset our estimate of incurred losses on our EIP receivables by the amount of the related unamortized discounts on those receivables. We have developed an expected credit loss model and are refining the inputs including the forward-looking loss indicators. The estimated impact of the new credit loss standard on our receivables portfolio as of December 31, 2019, would be an increase to our allowance for credit losses of $85 million to $95 million, a decrease to our net deferred tax liabilities of $22 million to $25 million and an increase to our Accumulated deficit of $63 million to $70 million.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We will adopt the standard on a prospective basis beginning on the effective date of January 1, 2020. Upon adoption of the standard, implementation costs are capitalized in the period incurred, which will result in an increase to Other assets in our Consolidated Balance Sheets. These capitalized amounts will be amortized over the term of the hosting arrangement to Cost of services or Selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income based on the nature of the hosting arrangement. The impact of this standard on our Consolidated Financial Statements is dependent on the nature and composition of the hosting arrangements entered into subsequent to adoption.

Index for Notes to the Consolidated Financial Statements
Income Taxes

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The standard will become effective for us beginning January 1, 2021. Early adoption is permitted for us at any time. We are currently evaluating the impact this guidance will have on our Consolidated Financial Statements and the timing of adoption.
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

The Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) have been approved by the boards of directors of T-Mobile and Sprint and the required approvals of the stockholders of each of T-Mobile and Sprint have been obtained. Immediately following the Merger, it is anticipated that Deutsche Telekom AG (“DT”) and SoftBank Group Corp. (“SoftBank”) will hold, directly or indirectly, on a fully diluted basis, approximately 41.5% and 27.2%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 31.3% of the outstanding T-Mobile common stock held by other stockholders, based on closing share prices and certain other assumptions as of December 31, 2019.

In connection with the entry into the Business Combination Agreement, T-Mobile USA, Inc. (“T-Mobile USA”) entered into commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018 and on September 6, 2019, the “Commitment Letter”). The funding of the debt facilities provided for in the Commitment Letter is subject to the satisfaction of the conditions set forth therein, including consummation of the Merger. The proceeds of the debt financing provided for in the Commitment Letter will be used to refinance certain existing debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing working capital needs of the combined company. See Note 8 – Debt for further information.

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a Financing Matters Agreement, dated as of April 29, 2018 (the “Financing Matters Agreement”), pursuant to which DT agreed, among other things, to consent to, subject to certain conditions, certain amendments to certain existing debt owed to DT, in connection with the Merger. If the Merger is consummated, we will make payments for requisite consents to DT of $13 million. There was no payment accrued as of December 31, 2019. See Note 8 – Debt for further information.

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement dated as of May 14, 2018 (the "Consent Solicitation Statement"), we obtained consents necessary to effect certain amendments to certain existing debt of us and our subsidiaries. If the Merger is consummated, we will make payments for requisite consents to third-party note holders of $95 million. There were no consent payments accrued as of December 31, 2019.

Under the terms of the Business Combination Agreement, if the Business Combination Agreement is terminated, Sprint may be required to reimburse us for 33% of the consent, bank, and other fees we paid or accrued, which totaled $18 million as of December 31, 2019. There were no reimbursements accrued as of December 31, 2019. Sprint also obtained consents necessary to effect certain amendments to certain existing debt of Sprint and its subsidiaries. In connection with receiving the requisite consents, Sprint made upfront payments to third-party note holders and related bank fees of $242 million. Under the terms of the Business Combination Agreement, if the Business Combination Agreement is terminated, we may also be required to reimburse Sprint for 67% of the upfront consent and related bank fees it paid, which totaled $162 million as of December 31, 2019. There were no fees accrued as of December 31, 2019.

Index for Notes to the Consolidated Financial Statements
We recognized Merger-related costs of $620 million and $196 million for the years ended December 31, 2019 and 2018, respectively. These costs generally included consulting and legal fees and were recognized as Selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income. Payments for Merger-related costs were $442 million and $86 million for the years ended December 31, 2019 and 2018, respectively, and were recognized within Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

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

On June 18, 2018, we filed a Public Interest Statement and applications for approval of the Merger with the FCC. On July 18, 2018, the FCC issued a Public Notice formally accepting our applications and establishing a period for public comment. On May 20, 2019, to facilitate the FCC’s review and approval of the FCC license transfers associated with the proposed Merger, we and Sprint filed with the FCC a written ex parte presentation (the “Presentation”) relating to the proposed Merger. The Presentation included proposed commitments from us and Sprint. The FCC approved the Merger on November 5, 2019.

On June 11, 2019, a number of state attorneys general filed a lawsuit against us, DT, Sprint, and SoftBank in the U.S. District Court for the Southern District of New York, alleging that the Merger, if consummated, would violate Section 7 of the Clayton Act and so should be enjoined. After it was filed, several additional states joined the lawsuit. Of the states that joined the lawsuit, two have subsequently withdrawn from the suit having resolved their concerns with the Merger. We believe the plaintiffs’ claims are without merit, and have defended the case vigorously. Trial concluded after two weeks of witness testimony and presentation of document evidence. We are now waiting for the trial court’s ruling. On November 25, 2019, individual consumers filed a similar lawsuit in the Northern District of California. That case has been stayed pending the outcome of the New York litigation.

On July 26, 2019, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sprint and DISH Network Corporation (“DISH”). We and Sprint are collectively referred to as the “Sellers.” Pursuant to the Asset Purchase Agreement, upon the terms and subject to the conditions thereof, following the consummation of the Merger, DISH will acquire Sprint’s prepaid wireless business, currently operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Telecommunications Company and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets (the “Prepaid Business”), and will assume certain related liabilities (the “Prepaid Transaction”). DISH will pay the Sellers $1.4 billion for the Prepaid Business, subject to a working capital adjustment. The consummation of the Prepaid Transaction is subject to the consummation of the Merger and other customary closing conditions.

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

On July 26, 2019, in connection with the entry into the Asset Purchase Agreement, we and the other parties to the Business Combination Agreement entered into Amendment No. 1 (the “Amendment”) to the Business Combination Agreement. The Amendment extended the Outside Date (as defined in the Business Combination Agreement) to November 1, 2019, or, if the Marketing Period (as defined in the Business Combination Agreement) had started and was in effect at such date, then January 2, 2020. Because the Transactions were not completed by the Outside Date, each of T-Mobile and Sprint currently has the right to terminate the Business Combination Agreement or the terms may be amended.

On July 26, 2019, the U.S. Department of Justice (the “DOJ”) filed a complaint and a proposed final judgment (the “Proposed Consent Decree”) agreed to by us, DT, Sprint, SoftBank and DISH with the U.S. District Court for the District of Columbia.

Index for Notes to the Consolidated Financial Statements
The Proposed Consent Decree would fully resolve DOJ’s investigation into the Merger and would require the parties to, among other things, carry out the divestitures to be made pursuant to the Asset Purchase Agreement described above upon closing of the Merger. The Proposed Consent Decree is subject to judicial approval.

The consummation of the Merger remains subject to certain closing conditions. We expect the Merger will be permitted to close in early 2020.

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

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	December 31, 2019	December 31, 2018
EIP receivables, gross	$4,582	$4,534
Unamortized imputed discount	(299)	(330)
EIP receivables, net of unamortized imputed discount	4,283	4,204
Allowance for credit losses	(100)	(119)
EIP receivables, net	$4,183	$4,085
Classified on the balance sheet as:
Equipment installment plan receivables, net	$2,600	$2,538
Equipment installment plan receivables due after one year, net	1,583	1,547
EIP receivables, net	$4,183	$4,085

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

We write off account balances if collection efforts are unsuccessful and the receivable balance is deemed uncollectible, based on factors such as customer credit ratings and the length of time from the original billing date.

For EIP receivables, subsequent to the initial determination of the imputed discount, we assess the need for and, if necessary, recognize an allowance for credit losses to the extent the amount of estimated incurred losses on the gross EIP receivable balances exceed the remaining unamortized imputed discount balances.

The EIP receivables had weighted average effective imputed interest rates of 8.8% and 10.0% as of December 31, 2019, and 2018, respectively.

Index for Notes to the Consolidated Financial Statements
Activity for the years ended December 31, 2019, 2018 and 2017, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	December 31, 2019			December 31, 2018			December 31, 2017
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$67	$449	$516	$86	$396	$482	$102	$316	$418
Bad debt expense	77	230	307	69	228	297	104	284	388
Write-offs, net of recoveries	(83)	(249)	(332)	(88)	(240)	(328)	(120)	(273)	(393)
Change in imputed discount on short-term and long-term EIP receivables	N/A	136	136	N/A	250	250	N/A	252	252
Impact on the imputed discount from sales of EIP receivables	N/A	(167)	(167)	N/A	(185)	(185)	N/A	(183)	(183)
Allowance for credit losses and imputed discount, end of period	$61	$399	$460	$67	$449	$516	$86	$396	$482

Management considers the aging of receivables to be an important credit indicator. The following table provides delinquency status for the unpaid principal balance for receivables within the EIP portfolio segment, which we actively monitor as part of our current credit risk management practices and policies:

	December 31, 2019			December 31, 2018
(in millions)	Prime	Subprime	Total EIP Receivables, gross	Prime	Subprime	Total EIP Receivables, gross
Current - 30 days past due	$2,384	$2,108	$4,492	$1,987	$2,446	$4,433
31 - 60 days past due	13	28	41	15	32	47
61 - 90 days past due	7	17	24	6	19	25
More than 90 days past due	7	18	25	7	22	29
Total receivables, gross	$2,411	$2,171	$4,582	$2,015	$2,519	$4,534

Note 4 – Sales of Certain Receivables

We have entered into transactions to sell certain service and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our Consolidated Financial Statements, are described below.

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). The maximum funding commitment of the service receivable sale arrangement is $950 million. In February 2019, the service receivable sale arrangement was amended to extend the scheduled expiration date, as well as certain third-party credit support under the arrangement, to March 2021. As of December 31, 2019 and 2018, the service receivable sale arrangement provided funding of $924 million and $774 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

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

Index for Notes to the Consolidated Financial Statements
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

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Consolidated Balance Sheets that relate to our variable interest in the Service VIE:

(in millions)	December 31, 2019	December 31, 2018
Other current assets	$350	$339
Accounts payable and accrued liabilities	25	59
Other current liabilities	342	149

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivable on a revolving basis (the “EIP sale arrangement”). The maximum funding commitment of the EIP sale arrangement is $1.3 billion, and the scheduled expiration date is November 2020.

As of both December 31, 2019 and 2018, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

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

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price, and liabilities included in our Consolidated Balance Sheets that relate to the EIP BRE:

(in millions)	December 31, 2019	December 31, 2018
Other current assets	$344	$321
Other assets	89	88
Other long-term liabilities	18	22

Index for Notes to the Consolidated Financial Statements
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

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of December 31, 2019, and 2018, our deferred purchase price related to the sales of service receivables and EIP receivables was $781 million and $746 million, respectively.

The following table summarizes the impact of the sale of certain service receivables and EIP receivables in our Consolidated Balance Sheets:

(in millions)	December 31, 2019	December 31, 2018
Derecognized net service receivables and EIP receivables	$2,584	$2,577
Other current assets	694	660
of which, deferred purchase price	692	658
Other long-term assets	89	88
of which, deferred purchase price	89	88
Accounts payable and accrued liabilities	25	59
Other current liabilities	342	149
Other long-term liabilities	18	22
Net cash proceeds since inception	1,944	1,879
Of which:
Change in net cash proceeds during the year-to-date period	65	(179)
Net cash proceeds funded by reinvested collections	1,879	2,058

We recognized losses from sales of receivables, including adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price, of $130 million, $157 million and $299 million for the years ended December 31, 2019, 2018 and 2017, respectively, in Selling, general and administrative expense in our Consolidated Statements of Comprehensive Income.

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

Index for Notes to the Consolidated Financial Statements
arrangement, under certain circumstances, we are required to deposit cash or replacement EIP receivables primarily for contracts terminated by customers under our JUMP! Program.

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.1 billion as of December 31, 2019. The maximum exposure to loss, which is a required disclosure under U.S. GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery. We believe the probability of these circumstances occurring is remote and the maximum exposure to loss is not an indication of our expected loss.

Note 5 – Property and Equipment

The components of property and equipment were as follows:

(in millions)	Useful Lives	December 31, 2019	December 31, 2018
Buildings and equipment	Up to 40 years	$2,587	$2,428
Wireless communications systems	Up to 20 years	34,353	35,282
Leasehold improvements	Up to 12 years	1,345	1,299
Capitalized software	Up to 10 years	12,705	11,712
Leased wireless devices	Up to 18 months	1,139	1,159
Construction in progress		2,973	2,776
Accumulated depreciation and amortization		(33,118)	(31,297)
Property and equipment, net		$21,984	$23,359

We capitalize interest associated with the acquisition or construction of certain property and equipment and spectrum intangible assets. We recognized capitalized interest of $473 million, $362 million and $136 million for the years ended December 31, 2019, 2018 and 2017, respectively.

In December 2019, we sold 168 T-Mobile-owned wireless communications tower sites to an unrelated third party in exchange for net proceeds of $38 million which are included in Proceeds from sales of tower sites within Net cash used in investing activities in our Consolidated Statements of Cash Flows. A gain of $13 million was recognized as a reduction in Cost of services, exclusive of depreciation and amortization, in our Consolidated Statements of Comprehensive Income. We lease back space at certain of the sold tower sites for an initial term of ten years, followed by optional renewals.

Total depreciation expense relating to property and equipment was $6.0 billion, $6.4 billion and $5.8 billion for the years ended December 31, 2019, 2018 and 2017, respectively. Included in the total depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $543 million, $940 million and $1.0 billion, respectively, related to leased wireless devices.

Asset retirement obligations are primarily for certain legal obligations to remediate leased property on which our network infrastructure and administrative assets are located.
Activity in our asset retirement obligations was as follows:

(in millions)	December 31, 2019	December 31, 2018
Asset retirement obligations, beginning of year	$609	$562
Liabilities incurred	35	26
Liabilities settled	(2)	(9)
Accretion expense	32	30
Changes in estimated cash flows	(15)	—
Asset retirement obligations, end of year	$659	$609
Classified on the balance sheet as:
Other long-term liabilities	$659	$609

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $159 million and $194 million as of December 31, 2019 and 2018, respectively.

Index for Notes to the Consolidated Financial Statements
Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018, are as follows:

(in millions)	Goodwill
Historical goodwill	$12,449
Goodwill from acquisition of Layer3 TV	218
Accumulated impairment losses at December 31, 2018	(10,766)
Balance as of December 31, 2018	1,901
Goodwill from acquisition in 2019	29
Balance as of December 31, 2019	$1,930
Accumulated impairment losses at December 31, 2019	$(10,766)

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

The assets acquired and liabilities assumed were not material to our Consolidated Balance Sheets. The financial results from the acquisition closing date through December 31, 2019 were not material to our Consolidated Statements of Comprehensive Income. The acquisition was not material to our prior period consolidated results on a pro forma basis.

Spectrum Licenses

The following table summarizes our spectrum license activity for the years ended December 31, 2019 and 2018:

(in millions)	2019	2018
Spectrum licenses, beginning of year	$35,559	$35,366
Spectrum license acquisitions	857	138
Spectrum licenses transferred to held for sale	—	(1)
Costs to clear spectrum	49	56
Spectrum licenses, end of year	$36,465	$35,559

The following is a summary of significant spectrum transactions for the year ended December 31, 2019:

•In June 2019, the FCC announced that we were the winning bidder of 2,211 licenses in the 24 GHz and 28 GHz spectrum auctions for an aggregate price of $842 million.

•At the inception of the 28 GHz spectrum auction in October 2018, we deposited $20 million with the FCC. Upon conclusion of the 28 GHz spectrum auction in February 2019, we made an additional payment of $19 million for the purchase price of licenses won in the auction.

•At the inception of the 24 GHz spectrum auction in February 2019, we deposited $147 million with the FCC. Upon conclusion of the 24 GHz spectrum auction in June 2019, we made an additional payment of $656 million for the purchase price of licenses won in the auction.

The licenses are included in Spectrum licenses as of December 31, 2019, in our Consolidated Balance Sheets. Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits in our Consolidated Statements of Cash Flows for the year ended December 31, 2019.

The following is a summary of significant spectrum transactions for the year ended December 31, 2018:

•We recorded spectrum licenses received as part of our acquisition of the remaining equity interest in Iowa Wireless Services, LLC, at their estimated fair value of approximately $87 million.

Index for Notes to the Consolidated Financial Statements
•We closed on multiple spectrum purchase agreements in which we acquired total spectrum licenses of approximately $50 million for cash consideration.

•In 2018, we signed a reciprocal long-term lease arrangement with Sprint in which both parties have the right to use a portion of spectrum owned by the other party. This executory agreement does not qualify as an acquisition of spectrum licenses, and we have not capitalized amounts related to the lease. The reciprocal long-term lease is a distinct transaction from the Merger.

Goodwill and Other Intangible Assets Impairment Assessments

Our impairment assessment of goodwill and other indefinite-lived intangible assets (spectrum licenses) resulted in no impairment as of December 31, 2019 and 2018.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	December 31, 2019			December 31, 2018
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	Up to 6 years	$1,104	$(1,104)	$—	$1,104	$(1,086)	$18
Trademarks and patents	Up to 19 years	323	(258)	65	312	(225)	87
Other	Up to 28 years	100	(50)	50	149	(56)	93
Other intangible assets		$1,527	$(1,412)	$115	$1,565	$(1,367)	$198

Amortization expense for intangible assets subject to amortization was $82 million, $124 million and $163 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization are summarized below:

(in millions)	Estimated Future Amortization
Year Ending December 31,
2020	$83
2021	14
2022	3
2023	3
2024	3
Thereafter	9
Total	$115

Note 7 – Fair Value Measurements

The carrying values of Cash and cash equivalents, Accounts receivable, Accounts receivable from affiliates, Accounts payable and accrued liabilities, borrowings under vendor financing arrangements with our primary network equipment suppliers, and borrowings under our revolving credit facility with DT, our majority stockholder, approximate fair value due to the short-term maturities of these instruments.

Derivative Financial Instruments

Interest rate lock derivatives
Periodically, we use derivatives to manage exposure to market risk, such as interest rate risk. We designated certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow hedge) to help minimize significant, unplanned fluctuations in cash flows caused by interest rate volatility. We do not use derivatives for trading or speculative purposes.
We record interest rate lock derivatives on our Consolidated Balance Sheets at fair value that is derived primarily from observable market data, including yield curves. Interest rate lock derivatives were classified as Level 2 in the fair value

Index for Notes to the Consolidated Financial Statements
hierarchy. Cash flows associated with qualifying hedge derivative instruments are presented in the same category on the Consolidated Statements of Cash Flows as the item being hedged.
In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. The fair value of interest rate lock derivatives was a liability of $1.2 billion and $447 million as of December 31, 2019 and 2018, respectively, and was included in Other current liabilities in our Consolidated Balance Sheets. As of the years ended December 31, 2019 and 2018, no amounts were accrued or amortized into Interest expense in the Consolidated Statements of Comprehensive Income. Aggregate changes in fair value, net of tax, of $868 million and $332 million are presented in Accumulated other comprehensive loss as of December 31, 2019, and 2018, respectively.
In November 2019, we extended the mandatory termination date on our interest rate lock derivatives to June 3, 2020. In December 2019, we made net collateral transfers to certain of our derivative counterparties totaling $632 million, which included variation margin transfers to (or from) such derivative counterparties based on daily market movements. These collateral transfers are included in Other current assets in our Consolidated Balance Sheets and in Net cash related to derivative contracts under collateral exchange arrangements within Net cash used in investing activities in our Consolidated Statements of Cash Flows. The interest rate lock derivatives will be settled upon the earlier of the issuance of fixed-rate debt or the mandatory termination date. Upon settlement of the interest rate lock derivatives, we will receive, or make, a cash payment in the amount of the fair value of the cash flow hedge as of the settlement date.
Embedded derivatives
In connection with our business combination with MetroPCS, we issued senior reset notes to DT. We determined certain components of the reset feature are required to be bifurcated from the senior reset notes and separately accounted for as embedded derivative instruments.
The interest rates on our senior reset notes to DT were adjusted at the reset dates to rates defined in the applicable supplemental indentures to manage interest rate risk related to the senior reset notes. Our embedded derivatives are recorded at fair value primarily based on unobservable inputs and were classified as Level 3 in the fair value hierarchy for 2019 and 2018.

Effective April 28, 2019, we redeemed $600 million aggregate principal amount of our 9.332% Senior Reset Notes due 2023 held by DT. The notes were redeemed at a redemption price equal to 104.666% of the principal amount of the notes (plus accrued and unpaid interest thereon) and were paid on April 29, 2019. The write-off of embedded derivatives upon redemption of the DT Senior Reset Notes resulted in a gain of $11 million and is included in Other expense, net in our Consolidated Statements of Comprehensive Income. The fair value of embedded derivative instruments was $19 million as of December 31, 2018, and is included in Other long-term liabilities in our Consolidated Balance Sheets. For the years ended December 31, 2019, 2018, and 2017, we recognized $8 million, $29 million and $52 million from the gain activity related to embedded derivatives instruments in Interest expense to affiliates in our Consolidated Statements of Comprehensive Income.

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

The carrying amounts and fair values of our assets measured at fair value on a recurring basis included in our Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	December 31, 2019		December 31, 2018
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Deferred purchase price assets	3	$781	$781	$746	$746

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

Index for Notes to the Consolidated Financial Statements
Accordingly, our Senior Notes to affiliates, Incremental Term Loan Facility to affiliates and Senior Reset Notes to affiliates were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates, Incremental Term Loan Facility to affiliates and Senior Reset Notes to affiliates. The fair value estimates were based on information available as of December 31, 2019, and 2018. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included in our Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	December 31, 2019		December 31, 2018
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$10,958	$11,479	$10,950	$10,945
Senior Notes to affiliates	2	9,986	10,366	9,984	9,802
Incremental Term Loan Facility to affiliates	2	4,000	4,000	4,000	3,976
Senior Reset Notes to affiliates	2	—	—	598	640

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

The carrying amounts of our guarantee liabilities measured at fair value on a non-recurring basis included in our Consolidated Balance Sheets were $62 million and $73 million as of December 31, 2019, and 2018, respectively.

The total estimated remaining gross EIP receivable balances of all enrolled handset upgrade program customers, which are the remaining EIP amounts underlying the JUMP! guarantee, including EIP receivables that have been sold, was $3.0 billion as of December 31, 2019. This is not an indication of our expected loss exposure as it does not consider the expected fair value of the used handset or the probability and timing of the trade-in.

Index for Notes to the Consolidated Financial Statements
Note 8 – Debt

Debt was as follows:

(in millions)	December 31, 2019	December 31, 2018
5.300% Senior Notes to affiliates due 2021	$2,000	$2,000
4.000% Senior Notes to affiliates due 2022	1,000	1,000
4.000% Senior Notes due 2022	500	500
Incremental term loan facility to affiliates due 2022	2,000	2,000
6.000% Senior Notes due 2023	1,300	1,300
9.332% Senior Reset Notes to affiliates due 2023	—	600
6.000% Senior Notes due 2024	1,000	1,000
6.500% Senior Notes due 2024	1,000	1,000
6.000% Senior Notes to affiliates due 2024	1,350	1,350
6.000% Senior Notes to affiliates due 2024	650	650
Incremental term loan facility to affiliates due 2024	2,000	2,000
5.125% Senior Notes to affiliates due 2025	1,250	1,250
5.125% Senior Notes due 2025	500	500
6.375% Senior Notes due 2025	1,700	1,700
6.500% Senior Notes due 2026	2,000	2,000
4.500% Senior Notes due 2026	1,000	1,000
4.500% Senior Notes to affiliates due 2026	1,000	1,000
5.375% Senior Notes due 2027	500	500
5.375% Senior Notes to affiliates due 2027	1,250	1,250
4.750% Senior Notes due 2028	1,500	1,500
4.750% Senior Notes to affiliates due 2028	1,500	1,500
Capital leases (1)	—	2,015
Unamortized premium on debt to affiliates	43	52
Unamortized discount on Senior Notes to affiliates	(53)	(64)
Financing arrangements for property and equipment	25	—
Debt issuance costs and consent fees	(46)	(56)
Total debt	24,969	27,547
Less: Current portion of capital leases	—	841
Less: Financing arrangements for property and equipment	25	—
Total long-term debt	$24,944	$26,706
Classified on the balance sheet as:
Long-term debt	$10,958	$12,124
Long-term debt to affiliates	13,986	14,582
Total long-term debt	$24,944	$26,706
(1)Capital lease liabilities previously included in Short-term debt and Long-term debt were reclassified to Financing lease liabilities in our Consolidated Balance Sheet. See Note 1 – Summary of Significant Accounting Policies for additional details.

Index for Notes to the Consolidated Financial Statements
Debt to Affiliates

During the year ended December 31, 2019, we made the following note redemption:

(in millions)	Principal Amount	Write -off of Embedded Derivatives (1)	Other (2)	Redemption Date	Redemption Price
9.332% Senior Notes due 2023	$600	$11	$28	April 28, 2019	104.6660%
(1)Certain components of the reset features were required to be bifurcated from the DT Senior Reset Notes and separately accounted for as embedded derivative instruments. The write-off of embedded derivatives upon redemption resulted in a gain and is included in Other expense, net in our Consolidated Statements of Comprehensive Income and in Losses on redemption of debt within Net cash provided by operating activities in our Consolidated Statements of Cash Flows.
(2)Cash for the premium portion of the redemption price set forth in the indenture governing the DT Senior Reset Notes, plus accrued but unpaid interest on the DT Senior Reset Notes. The redemption premium was included in Other expense, net in our Consolidated Statements of Comprehensive Income and in Cash payments for debt prepayment or debt extinguishment costs in our Consolidated Statements of Cash Flows.

Incremental Term Loan Facility

In March 2018, we amended the terms of our secured term loan facility (“Incremental Term Loan Facility”) with DT, our majority stockholder. Following this amendment, the applicable margin payable on LIBOR indexed loans is 1.50% under the $2.0 billion Incremental Term Loan Facility maturing on November 9, 2022 and 1.75% under the $2.0 billion Incremental Term Loan Facility maturing on January 31, 2024. The amendment also modified the Incremental Term Loan Facility to update certain covenants and other provisions to make them substantially consistent, subject to certain additional carve outs, with our most recently issued public notes. No issuance fees were incurred related to this debt facility for the years ended December 31, 2019 and 2018.

Commitment Letter

In connection with the entry into the Business Combination Agreement, T-Mobile USA entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018 and on September 6, 2019, the “Commitment Letter”), with certain financial institutions named therein that have committed to provide up to $30.0 billion in secured and unsecured debt financing, including a $4.0 billion secured revolving credit facility, a $7.0 billion secured term loan facility, and a $19.0 billion secured bridge loan facility. On September 6, 2019, T-Mobile USA amended and restated the Commitment Letter which (i) reduced the commitments under the secured term loan facility from $7.0 billion to $4.0 billion and (ii) extended the commitments thereunder through May 1, 2020. The funding of the debt facilities provided for in the Commitment Letter is subject to the satisfaction of the conditions set forth therein, including consummation of the Merger. The proceeds of the debt financing provided for in the Commitment Letter will be used to refinance certain existing debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing working capital needs of the combined company.

In connection with the financing provided for in the Commitment Letter, we expect to incur certain fees payable to the financial institutions, including certain financing fees on the secured term loan commitment. If the Merger closes, we will incur additional fees for the financial institutions structuring and providing the commitments and certain take-out fees associated with the issuance of permanent secured bond debt in lieu of the secured bridge loan. In total, we may incur up to approximately $340 million in fees associated with the Commitment Letter. We began incurring certain Commitment Letter fees on November 1, 2019, which were recognized in Selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income. There were $12 million of fees accrued as of December 31, 2019.

Financing Matters Agreement

Pursuant to the Financing Matters Agreement, DT agreed, among other things, to consent to the incurrence by T-Mobile USA of secured debt in connection with and after the consummation of the Merger, and to provide a lock up on sales thereby as to certain senior notes of T-Mobile USA held thereby. In addition, T-Mobile USA agreed, among other things, to repay and terminate, upon closing of the Merger, the Incremental Term Loan Facility and the revolving credit facility of T-Mobile USA which are provided by DT, as well as $2.0 billion of T-Mobile USA’s 5.300% Senior Notes due 2021 and $2.0 billion of T-Mobile USA’s 6.000% Senior Notes due 2024. In addition, T-Mobile USA and DT agreed, upon closing of the Merger, to amend the $1.25 billion of T-Mobile USA’s 5.125% Senior Notes due 2025 and $1.25 billion of T-Mobile USA’s 5.375% Senior Notes due 2027 to change the maturity dates thereof to April 15, 2021 and April 15, 2022, respectively (the “2025 and 2027 Amendments”). In connection with receiving the requisite consents, we made upfront payments to DT of $7 million during the second quarter of 2018. These payments were recognized as a reduction to Long-term debt to affiliates in our Consolidated Balance Sheets. In accordance with the consents received from DT, on December 20, 2018, T-Mobile USA, the guarantors and Deutsche Bank Trust Company Americas, as trustee, executed and delivered the 38th supplemental indenture to

Index for Notes to the Consolidated Financial Statements
the Indenture, pursuant to which, with respect to certain T-Mobile USA Senior Notes held by DT, the Proposed Amendments (as defined below under “Consents on Debt to Third Parties”) and the 2025 and 2027 Amendments will become effective immediately prior to the consummation of the Merger. If the Merger is consummated, we will make additional payments for requisite consents to DT of $13 million. There were no additional payments accrued as of December 31, 2019 and 2018.

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

We paid third-party bank fees associated with obtaining the requisite consents related to the Proposed Amendments of $6 million during the second quarter of 2018, which we recognized as Selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income. If the Merger is consummated, we will make additional payments to third-party note holders for requisite consents related to the Ratio Secured Debt Proposed Amendments of up to $54 million and additional payments to third-party note holders for requisite consents related to the Existing Sprint Spectrum and GAAP Proposed Amendments of up to $41 million. There were no payments accrued as of December 31, 2019.

Financing Arrangements

We maintain a financing arrangement with Deutsche Bank AG, which allows for up to $108 million in borrowings. Under the financing arrangement, we can effectively extend payment terms for invoices payable to certain vendors. The interest rate on the financing arrangement is determined based on LIBOR plus a specified margin per the arrangement. Obligations under the financing arrangement are included in Short-term debt in our Consolidated Balance Sheets. As of December 31, 2019 and 2018, there were no outstanding balances.

We maintain vendor financing arrangements with our primary network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. During the year ended December 31, 2019, we utilized $800 million and repaid $775 million under the vendor financing arrangements. Invoices subject to extended payment terms have various due dates through the first quarter of 2020. Payments on vendor financing agreements are included in Repayments of short-term debt for purchases of inventory, property and equipment, net, in our Consolidated Statements of Cash Flows. As of December 31, 2019, there was $25 million in outstanding borrowings under the vendor financing agreements which were included in Short-term debt in our Consolidated Balance Sheets. As of December 31, 2018, there was no outstanding balance.

Index for Notes to the Consolidated Financial Statements
Revolving Credit Facility

We maintain a $2.5 billion revolving credit facility with DT which is comprised of a $1.0 billion unsecured revolving credit agreement and a $1.5 billion secured revolving credit agreement. In December 2019, we amended the terms of the revolving credit facility with DT to extend the maturity date to December 29, 2022.

The proceeds and borrowings from the revolving credit facility are presented in Proceeds from borrowing on revolving credit facility and Repayments of revolving credit facility within Net cash used in financing activities in our Consolidated Statements of Cash Flows. As of December 31, 2019 and 2018, there were no outstanding borrowings under the revolving credit facility.

Standby Letters of Credit

For the purposes of securing our obligations to provide handset insurance services, we maintain an agreement for standby letters of credit with JP Morgan Chase Bank, N.A. (“JP Morgan Chase”). For purposes of securing our general purpose obligations, we maintain a letter of credit reimbursement agreement with Deutsche Bank.

The following table summarizes the outstanding standby letters of credit under each agreement:

(in millions)	December 31, 2019	December 31, 2018
JP Morgan Chase	$20	$20
Deutsche Bank	93	66
Total outstanding balance	$113	$86

Note 9 – Tower Obligations

In 2012, we conveyed to CCI the exclusive right to manage and operate approximately 7,100 T-Mobile-owned wireless communications tower sites in exchange for net proceeds of $2.5 billion (the “2012 Tower Transaction”). Rights to approximately 6,200 of the tower sites were transferred to CCI via a master prepaid lease with site lease terms ranging from 23 to 37 years (“CCI Lease Sites”), while the remaining tower sites were sold to CCI (“CCI Sales Sites”). CCI has fixed-price purchase options for the CCI Lease Sites totaling approximately $2.0 billion, exercisable at the end of the lease term. We lease back space at certain tower sites for an initial term of ten years, followed by optional renewals at customary terms.

In 2015, we conveyed to PTI the exclusive right to manage and operate certain T-Mobile-owned wireless communications tower sites (“PTI Sales Sites”) in exchange for net proceeds of approximately $140 million (the “2015 Tower Transaction”). Rights to approximately 150 of the tower sites remain operated by PTI under a management agreement. We lease back space at certain tower sites for an initial term of ten years, followed by optional renewals at customary terms.

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

Due to our continuing involvement with the tower sites, we previously determined that we were precluded from applying sale-leaseback accounting. We recorded long-term financial obligations in the amount of the net proceeds received and recognized interest on the tower obligations at a rate of approximately 8% for the 2012 Tower Transaction and 5% for the 2015 Tower Transaction using the effective interest method. The tower obligations are increased by interest expense and amortized through

Index for Notes to the Consolidated Financial Statements
contractual leaseback payments made by us to CCI or PTI and through net cash flows generated and retained by CCI or PTI from operation of the tower sites. The principal payments on the tower obligations are included in Other, net within Net cash used in financing activities in our Consolidated Statements of Cash Flows. Our historical tower site asset costs are reported in Property and equipment, net in our Consolidated Balance Sheets and are depreciated.

Upon adoption of the new leasing standard we were required to reassess the previously failed sale-leasebacks and determine whether the transfer of the assets to the tower operator under the arrangement met the transfer of control criteria in the revenue standard and whether a sale should be recognized. We concluded that a sale has not occurred for the CCI Lease Sites and these sites continue to be accounted for as a failed sale-leaseback. We concluded that a sale had occurred for the CCI Sales Sites and the PTI Sales Sites and therefore we derecognized our existing long-term financial obligation and the tower-related property and equipment associated with these sites as part of the cumulative effect adjustment on January 1, 2019. See Note 1 - Summary of Significant Accounting Policies for further information.

The following table summarizes the balances of the failed sale-leasebacks in the Consolidated Balance Sheets:

(in millions)	December 31, 2019	December 31, 2018
Property and equipment, net	$198	$329
Tower obligations	2,236	2,557

Future minimum payments related to the tower obligations are approximately $160 million for the year ending December 31, 2020, $321 million in total for the years ending December 31, 2021 and 2022, $320 million in total for years ending December 31, 2023 and 2024, and $467 million in total for years thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites. These contingent obligations are not included in Operating lease liabilities as any amount due is contractually owed by CCI based on the subleasing arrangement.

Note 10 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communications services to three primary categories of customers:

•Branded postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, wearables, DIGITS, or other connected devices which includes tablets and SyncUP DRIVE™;
•Branded prepaid customers generally include customers who pay for wireless communications services in advance. Our branded prepaid customers include customers of T-Mobile and Metro by T-Mobile; and
•Wholesale customers include Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers that operate on our network but are managed by wholesale partners.

Branded postpaid service revenues, including branded postpaid phone revenues and branded postpaid other revenues, were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Branded postpaid service revenues
Branded postpaid phone revenues	$21,329	$19,745	$18,371
Branded postpaid other revenues	1,344	1,117	1,077
Total branded postpaid service revenues	$22,673	$20,862	$19,448

We operate as a single operating segment. The balances presented within each revenue line item in our Consolidated Statements of Comprehensive Income represent categories of revenue from contracts with customers disaggregated by type of product and service. Service revenues also include revenues earned for providing value added services to customers, such as handset insurance services. Revenue generated from the lease of mobile communication devices is included within Equipment revenues in our Consolidated Statements of Comprehensive Income.

Index for Notes to the Consolidated Financial Statements
Equipment revenues from the lease of mobile communication devices were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Equipment revenues from the lease of mobile communication devices	$599	$692	$877

Contract Balances

The opening and closing balances of our contract asset and contract liability balances from contracts with customers as of December 31, 2018 and December 31, 2019, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2018	$51	$645
Balance as of December 31, 2019	63	560
Change	$12	$(85)

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract. The change in the contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment which is recognized as bad debt expense. The current portion of our Contract Assets of approximately $50 million and $51 million as of December 31, 2019 and 2018, respectively, was included in Other current assets in our Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities is primarily related to the migration of customers to unlimited rate plans. Contract liabilities are included in Deferred revenue in our Consolidated Balance Sheets.

Revenues for the years ended December 31, 2019 and 2018, include the following:

	Year Ended December 31,
(in millions)	2019	2018
Amounts included in the beginning of year contract liability balance	$643	$710

Remaining Performance Obligations

As of December 31, 2019, the aggregate amount of transaction price allocated to remaining service performance obligations for branded postpaid contracts with promotional bill credits that result in an extended service contract is $237 million. We expect to recognize this revenue as service is provided over the extended contract term in the next 24 months.

Certain of our wholesale, roaming and other service contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of December 31, 2019, the aggregate amount of the contractual minimum consideration for wholesale, roaming and other service contracts is $1.3 billion, $894 million and $791 million for 2020, 2021 and 2022 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to ten years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of monthly service contracts.

Contract Costs

The total balance of deferred incremental costs to obtain contracts was $906 million and $644 million as of December 31, 2019 and 2018, respectively. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs is included in Selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income and was $604 million and $267 million for the years ended December 31, 2019 and 2018, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the years ended December 31, 2019 and 2018.

Index for Notes to the Consolidated Financial Statements
Note 11 – Employee Compensation and Benefit Plans

Under our 2013 Omnibus Incentive Plan (the "Incentive Plan"), we are authorized to issue up to 82 million shares of our common stock. Under the Incentive Plan, we can grant stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), and performance awards to eligible employees, consultants, advisors and non-employee directors. As of December 31, 2019, there were approximately 19 million shares of common stock available for future grants under the Incentive Plan.

We grant RSUs to eligible employees, key executives and certain non-employee directors and performance-based restricted stock units (“PRSUs”) to eligible key executives. RSUs entitle the grantee to receive shares of our common stock upon vesting (with vesting generally occurring annually over a three year period), subject to continued service through the applicable vesting date. PRSUs entitle the holder to receive shares of our common stock at the end of a performance period of generally up to three years if the applicable performance goals are achieved and generally subject to continued service through the applicable performance period. The number of shares ultimately received by the holder of PRSUs is dependent on our business performance against the specified performance goal(s) over a pre-established performance period. We also maintain an employee stock purchase plan (“ESPP”), under which eligible employees can purchase our common stock at a discounted price.

Stock-based compensation expense and related income tax benefits were as follows:

(in millions, except shares, per share and contractual life amounts)	December 31, 2019	December 31, 2018	December 31, 2017
Stock-based compensation expense	$495	$424	$306
Income tax benefit related to stock-based compensation	$92	$81	$73
Weighted average fair value per stock award granted	$73.25	$61.52	$60.21
Unrecognized compensation expense	$515	$547	$445
Weighted average period to be recognized (years)	1.6	1.8	1.9
Fair value of stock awards vested	$512	$471	$503

Stock Awards

Time-Based Restricted Stock Units and Restricted Stock Awards

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2018	11,010,635	$57.66	1.0	$700
Granted	6,099,719	73.13
Vested	(5,862,128)	55.52
Forfeited	(745,015)	65.87
Nonvested, December 31, 2019	10,503,211	67.31	0.9	824

Performance-Based Restricted Stock Units and Restricted Stock Awards

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2018	3,851,554	$64.03	1.6	$245
Granted	1,046,792	73.98
Vested	(1,006,404)	52.47
Forfeited	(88,403)	62.02
Nonvested, December 31, 2019	3,803,539	69.78	1.0	300
PRSUs included in the table above are shown at target. Share payout can range from 0% to 200% based on different performance outcomes.

Payment of the underlying shares in connection with the vesting of stock awards generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. We have agreed to withhold shares of common stock otherwise issuable under the award to cover certain of these tax obligations, with the net shares issued to the employee accounted for as outstanding common stock. We withheld 2,094,555 and 2,321,827 shares of common stock to cover tax

Index for Notes to the Consolidated Financial Statements
obligations associated with the payment of shares upon vesting of stock awards and remitted cash of $156 million and $146 million to the appropriate tax authorities for the years ended December 31, 2019 and 2018, respectively.

Employee Stock Purchase Plan

Our ESPP allows eligible employees to contribute up to 15% of their eligible earnings toward the semi-annual purchase of our shares of common stock at a discounted price, subject to an annual maximum dollar amount. Employees can purchase stock at a 15% discount applied to the closing stock price on the first or last day of the six-month offering period, whichever price is lower. The number of shares issued under our ESPP was 2,091,650 and 2,011,794 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the number of securities remaining available for future sale and issuance under the ESPP was 1,397,894.

Our ESPP provides for an annual increase in the aggregate number of shares of our common stock reserved for sale and authorized for issuance thereunder as of the first day of each fiscal year (beginning with fiscal year 2016) equal to the lesser of (i) 5,000,000 shares of our common stock, and (ii) the number of shares of Common Stock determined by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”). For fiscal years 2016 through 2019, the Compensation Committee determined that no such increase in shares of our common stock was necessary. However, an additional 5,000,000 shares of our common stock were automatically added to the ESPP share reserve as of January 1, 2020.

Stock Options

Stock options outstanding relate to the Metro Communications, Inc. 2010 Equity Incentive Compensation Plan, the Amended and Restated Metro Communications, Inc. 2004 Equity Incentive Compensation Plan, and the Layer3 TV, Inc. 2013 Stock Plan (collectively, the “Stock Option Plans”). No new awards have been or may be granted under the Stock Option Plans.

The following activity occurred under the Stock Option Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	284,811	$14.58	3.8
Exercised	(85,083)	15.94
Expired/canceled	(4,786)	22.75
Outstanding at December 31, 2019	194,942	13.80	2.9
Exercisable at December 31, 2019	180,966	13.48	2.6

Stock options exercised under the Stock Option Plans generated proceeds of approximately $1 million and $3 million for the years ended December 31, 2019 and 2018, respectively.

Employee Retirement Savings Plan

We sponsor a retirement savings plan for the majority of our employees under Section 401(k) of the Internal Revenue Code and similar plans. The plans allow employees to contribute a portion of their pretax and post-tax income in accordance with specified guidelines. The plans provide that we match a percentage of employee contributions up to certain limits. Employer matching contributions were $119 million, $102 million and $87 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 12 – Repurchases of Common Stock

2017 Stock Repurchase Program

On December 6, 2017, our Board of Directors authorized a stock repurchase program for up to $1.5 billion of our common stock through December 31, 2018 (the “2017 Stock Repurchase Program”). Repurchased shares are retired. The 2017 Stock Repurchase Program completed on April 29, 2018.

Index for Notes to the Consolidated Financial Statements
The following table summarizes information regarding repurchases of our common stock under the 2017 Stock Repurchase Program:

(In millions, except shares and per share price)

Year ended December 31,	Number of Shares Repurchased	Average Price Paid Per Share	Total Purchase Price
2018	16,738,758	$62.96	$1,054
2017	7,010,889	63.34	444
	23,749,647	63.07	$1,498

2018 Stock Repurchase Program

On April 27, 2018, our Board of Directors authorized an increase in the total stock repurchase program to $9.0 billion, consisting of the $1.5 billion in repurchases previously completed and for up to an additional $7.5 billion of repurchases of our common stock through the year ending December 31, 2020 (the "2018 Stock Repurchase Program"). The additional $7.5 billion repurchase authorization is contingent upon the termination of the Business Combination Agreement and the abandonment of the transactions contemplated under the Business Combination Agreement. There were no repurchases of our common stock under the 2018 Stock Repurchase Program in 2019 or 2018.

Under the 2018 Stock Repurchase Program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The 2018 Stock Repurchase Program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. Repurchased shares are retired.

Stock Purchases by Affiliate

In the first quarter of 2018, DT, our majority stockholder and an affiliated purchaser, purchased 3.3 million additional shares of our common stock at an aggregate market value of $200 million in the public market or from other parties, in accordance with the rules of the SEC and other applicable legal requirements. There were no purchases in the remainder of 2018 and in 2019. We did not receive proceeds from these purchases.

Note 13 – Income Taxes

Our sources of Income before income taxes were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
U.S.	$4,557	$3,686	$3,274
Puerto Rico	46	231	(113)
Income before income taxes	$4,603	$3,917	$3,161

Index for Notes to the Consolidated Financial Statements
Income tax (expense) benefit is summarized as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Current tax benefit (expense)
Federal	$24	$39	$—
State	(70)	(63)	(28)
Puerto Rico	2	(25)	(1)
Total current tax expense	(44)	(49)	(29)
Deferred tax benefit (expense)
Federal	(954)	(750)	1,182
State	(125)	(160)	173
Puerto Rico	(12)	(70)	49
Total deferred tax (expense) benefit	(1,091)	(980)	1,404
Total income tax (expense) benefit	$(1,135)	$(1,029)	$1,375

The reconciliation between the U.S. federal statutory income tax rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	35.0%
Effect of law and rate changes	0.4	1.9	(68.9)
Change in valuation allowance	(1.8)	(1.6)	(11.4)
State taxes, net of federal benefit	5.1	4.8	4.8
Equity-based compensation	(0.6)	(0.6)	(2.4)
Puerto Rico taxes, net of federal benefit	0.3	2.4	(1.5)
Permanent differences	1.2	1.3	0.5
Federal tax credits, net of reserves	(0.8)	(2.9)	0.3
Other, net	(0.1)	—	0.1
Effective income tax rate	24.7%	26.3%	(43.5)%

Significant components of deferred income tax assets and liabilities, tax effected, are as follows:

(in millions)	December 31, 2019	December 31, 2018
Deferred tax assets
Loss carryforwards	$823	$1,526
Deferred rents	—	784
Lease liability	3,403	—
Reserves and accruals	659	668
Federal and state tax credits	331	340
Other	903	620
Deferred tax assets, gross	6,119	3,938
Valuation allowance	(129)	(210)
Deferred tax assets, net	5,990	3,728
Deferred tax liabilities
Spectrum licenses	5,902	5,494
Property and equipment	2,506	2,434
Lease right-of-use assets	2,881	—
Other intangible assets	19	40
Other	289	232
Total deferred tax liabilities	11,597	8,200
Net deferred tax liabilities	$5,607	$4,472

Classified on the balance sheet as:
Deferred tax liabilities	$5,607	$4,472

Index for Notes to the Consolidated Financial Statements
As of December 31, 2019, we have tax effected net operating loss (“NOL”) carryforwards of $470 million for federal income tax purposes and $710 million for state income tax purposes, expiring through 2039. Federal NOLs and certain state NOLs generated in and after 2018 do not expire. As of December 31, 2019, our tax effected federal and state NOL carryforwards for financial reporting purposes were approximately $138 million and $282 million, respectively, less than our NOL carryforwards for federal and state income tax purposes, due to unrecognized tax benefits of the same amount. The unrecognized tax benefit amounts exclude indirect tax effects of $63 million in other jurisdictions.

As of December 31, 2019, we have available Alternative Minimum Tax (“AMT”) credit carryforwards of $23 million. The AMT credits will be fully recovered by 2021. We also have research and development and foreign tax credit carryforwards with a combined value of $347 million for federal income tax purposes, which begin to expire in 2020.

As of December 31, 2019, 2018 and 2017, our valuation allowance was $129 million, $210 million and $273 million, respectively. The change from December 31, 2018 to December 31, 2019 primarily related to a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions resulting from legal entity reorganizations. The change from December 31, 2017 to December 31, 2018 primarily related to a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions from a change in tax status of certain subsidiaries. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided. It is possible that our valuation allowance may change within the next twelve months.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in Puerto Rico. We are currently under examination by various states. Management does not believe the resolution of any of the audits will result in a material change to our financial condition, results of operations or cash flows. The IRS has concluded its audits of our federal tax returns through the 2013 tax year; however, NOL and other carryforwards for certain audited periods remain open for examination. We are generally closed to U.S. federal, state and Puerto Rico examination for years prior to 2000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Unrecognized tax benefits, beginning of year	$462	$412	$410
Gross (decreases) increases to tax positions in prior periods	(7)	6	(10)
Gross increases due to current period business acquisitions	—	10	—
Gross increases to current period tax positions	59	34	12
Unrecognized tax benefits, end of year	$514	$462	$412

As of December 31, 2019 and 2018, we had $367 million and $315 million, respectively, in unrecognized tax benefits that, if recognized, would affect our annual effective tax rate. Penalties and interest on income tax assessments are included in Selling, general and administrative expenses and Interest expense, respectively, in our Consolidated Statements of Comprehensive Income. The accrued interest and penalties associated with unrecognized tax benefits are insignificant.

Index for Notes to the Consolidated Financial Statements
Note 14 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Year Ended December 31,
(in millions, except shares and per share amounts)	2019	2018	2017
Net income	$3,468	$2,888	$4,536
Less: Dividends on mandatory convertible preferred stock	—	—	(55)
Net income attributable to common stockholders - basic	3,468	2,888	4,481
Add: Dividends related to mandatory convertible preferred stock	—	—	55
Net income attributable to common stockholders	$3,468	$2,888	$4,536

Weighted average shares outstanding - basic	854,143,751	849,744,152	831,850,073
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	9,289,760	8,546,022	9,200,873
Mandatory convertible preferred stock	—	—	30,736,504
Weighted average shares outstanding - diluted	863,433,511	858,290,174	871,787,450

Earnings per share - basic	$4.06	$3.40	$5.39
Earnings per share - diluted	$4.02	$3.36	$5.20

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	16,359	148,422	33,980

As of December 31, 2019, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of December 31, 2019 and 2018.

Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

Index for Notes to the Consolidated Financial Statements
Note 15 - Leases

Leases (Topic 842) Disclosures

Lessee

We are lessee for non-cancelable operating and financing leases for cell sites, switch sites, retail stores and office facilities with contractual terms that generally extend through 2029. The majority of cell site leases have an initial non-cancelable term of five to ten years with several renewal options that can extend the lease term from five to thirty-five years. In addition, we have financing leases for network equipment that generally have a non-cancelable lease term of two to five years; the financing leases do not have renewal options and contain a bargain purchase option at the end of the lease.

The components of lease expense were as follows:

(in millions)	Year Ended December 31, 2019
Operating lease expense	$2,558
Financing lease expense:
Amortization of right-of-use assets	523
Interest on lease liabilities	82
Total financing lease expense	605
Variable lease expense	243
Total lease expense	$3,406

Information relating to the lease term and discount rate is as follows:

December 31, 2019
Weighted Average Remaining Lease Term (Years)
Operating leases	6
Financing leases	3
Weighted Average Discount Rate
Operating leases	4.8%
Financing leases	4.0%

Maturities of lease liabilities as of December 31, 2019, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending December 31,
2020	$2,754	$1,013
2021	2,583	733
2022	2,311	414
2023	1,908	101
2024	1,615	71
Thereafter	3,797	115
Total lease payments	14,968	2,447
Less imputed interest	2,142	144
Total	$12,826	$2,303

Interest payments for financing leases for the year ended December 31, 2019, were $82 million.

As of December 31, 2019, we have additional operating leases for cell sites and commercial properties that have not yet commenced with future lease payments of approximately $341 million.

As of December 31, 2019, we were contingently liable for future ground lease payments related to the tower obligations. These contingent obligations are not included in the above table as the amounts owed are contractually owed by CCI based on the subleasing arrangement. See Note 9 - Tower Obligations for further information.

Index for Notes to the Consolidated Financial Statements
Lessor

JUMP! On Demand allows customers to lease a device (handset or tablet) over a period of 18 months and upgrade it for a new device up to one time per month. Upon device upgrade or at lease end, customers must return or purchase their device. The purchase price at the expiration of the lease is established at lease commencement and reflects the estimated residual value of the device, which reflects the estimated fair value of the underlying asset at the end of the lease term. The JUMP! On Demand leases do not contain any residual value guarantees or variable lease payments, and there are no restrictions or covenants imposed by these leases. Leased wireless devices are included in Property and equipment, net in our Consolidated Balance Sheets.

The components of leased wireless devices under our JUMP! On Demand program were as follows:

(in millions)	December 31, 2019	December 31, 2018
Leased wireless devices, gross	$1,139	$1,159
Accumulated depreciation	(407)	(622)
Leased wireless devices, net	$732	$537

For equipment revenues from the lease of mobile communication devices, see Note 10 - Revenue from Contracts with Customers.

Future minimum payments expected to be received over the lease term related to the leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Total
Twelve Months Ending December 31,
2020	$417
2021	99
Total	$516

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

Operating Leases

Under the previous lease standard, we had non-cancelable operating leases for cell sites, switch sites, retail stores and office facilities. As of December 31, 2018, these leases had contractual terms expiring through 2028, with the majority of cell site leases having an initial non-cancelable term of five to ten years with several renewal options. In addition, we had operating leases for dedicated transportation lines with varying expiration terms through 2027.

Our commitments under leases existing as of December 31, 2018 were approximately $2.7 billion for the year ending December 31, 2019, $4.7 billion in total for the years ending December 31, 2020 and 2021, $3.3 billion in total for the years ending December 31, 2022 and 2023 and $3.8 billion in total for years thereafter.

Total rent expense under operating leases, including dedicated transportation lines, was $3.0 billion for the year ended December 31, 2018, and was classified as Cost of services and Selling, general and administrative expense in our Consolidated Statements of Comprehensive Income.

Index for Notes to the Consolidated Financial Statements
Lessor

As of December 31, 2018, the future minimum payments expected to be received over the lease term related to the leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Total
Year Ended December 31,
2019	$419
2020	59
Total	$478

Capital Leases

Within property and equipment, wireless communications systems include capital lease agreements for network equipment with varying expiration terms through 2033. Capital lease assets and accumulated amortization were $3.1 billion and $867 million as of December 31, 2018.

As of December 31, 2018, the future minimum payments required under capital leases, including interest and maintenance, over their remaining terms are summarized below:

(in millions)	Future Minimum Payments
Year Ended December 31,
2019	$909
2020	631
2021	389
2022	102
2023	66
Thereafter	106
Total	$2,203
Included in Total
Interest	$143
Maintenance	45

Note 16 – Commitments and Contingencies

Purchase Commitments

We have commitments for non-dedicated transportation lines with varying expiration terms that generally extend through 2035. In addition, we have commitments to purchase and lease spectrum licenses, wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2043. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

Our purchase commitments are approximately $3.6 billion for the year ending December 31, 2020, $3.3 billion in total for the years ending December 31, 2021 and 2022, $1.6 billion in total for the years ending December 31, 2023 and 2024 and $1.4 billion in total for the years thereafter.

In 2018, we signed a reciprocal long-term spectrum lease with Sprint. The lease includes an offsetting amount to be received from Sprint for the lease of our spectrum. Lease payments began in the fourth quarter of 2018. The minimum commitment under this lease as of December 31, 2019, is $481 million and is included in the purchase obligations above. The reciprocal long-term lease is a distinct transaction from the Merger.

Under the previous lease standard certain of our network backhaul arrangements were accounted for as operating leases. Obligations under these agreements were included within our operating lease commitments as of December 31, 2018.

Index for Notes to the Consolidated Financial Statements
These agreements no longer qualify as leases under the new lease standard. Our commitments under these agreements as of December 31, 2019, were approximately $164 million for the year ending December 31, 2020, $267 million in total for the years ended December 31, 2021 and 2022, $171 million in total for the years ended December 31, 2023 and 2024, and $196 million in total for years thereafter. The commitments under these agreements are included in the purchase commitments above.

Interest rate lock derivatives
We have entered into interest rate lock derivatives with notional amounts of $9.6 billion. These interest rate lock derivatives were designated as cash flow hedges to reduce variability in cash flows due to changes in interest payments attributable to increases or decreases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. The fair value of interest rate lock derivatives as of December 31, 2019, was a liability of $1.2 billion and is included in Other current liabilities in our Consolidated Balance Sheets. See Note 7 – Fair Value Measurements for further information.

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

Contingencies and Litigation

Litigation Matters

On June 11, 2019, a number of state attorneys general filed a lawsuit against us, DT, Sprint, and SoftBank in the U.S. District Court for the Southern District of New York, alleging that the Merger, if consummated, would violate Section 7 of the Clayton Act and so should be enjoined. The trial concluded after two weeks of witness testimony and presentation of document evidence. We are now waiting for the trial court’s ruling. See Note 2 – Business Combinations for further information.

In addition to the litigation associated with the Transactions discussed above, we are involved in various lawsuits and disputes, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce FCC rules and regulations. The Litigation Matters described above have progressed to various stages and some of them may proceed to trial, arbitration, hearing or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate, which is reflected in the Consolidated Financial Statements but that is not considered to be, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including but not limited to uncertainty concerning legal theories and their resolution by courts or regulators, uncertain damage theories and demands, and a less than fully developed factual record. While we do not expect that the ultimate resolution of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, an unfavorable outcome of some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

Index for Notes to the Consolidated Financial Statements
Note 17 – Additional Financial Information

Supplemental Consolidated Balance Sheets Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	December 31, 2019	December 31, 2018
Accounts payable	$4,322	$5,487
Payroll and related benefits	802	709
Property and other taxes, including payroll	682	642
Interest	227	227
Commissions	251	243
Network decommissioning	—	65
Toll and interconnect	156	157
Advertising	127	76
Other	179	135
Accounts payable and accrued liabilities	$6,746	$7,741

Book overdrafts included in accounts payable and accrued liabilities were $463 million and $630 million as of December 31, 2019 and 2018, respectively.

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

The following table summarizes the impact of significant transactions with DT or its affiliates included in Operating expenses in the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(in millions)	2019	2018	2017
Discount related to roaming expenses	$(9)	$—	$—
Fees incurred for use of the T-Mobile brand	88	84	79
Expenses for telecommunications and IT services	—	—	12
International long distance agreement	39	36	55

We have an agreement with DT for the reimbursement of certain administrative expenses, which were $11 million for each of the years ended December 31, 2019, 2018 and 2017.

Note 18 – Guarantor Financial Information

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

Index for Notes to the Consolidated Financial Statements
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

In 2019, certain Non-Guarantor Subsidiaries became Guarantor Subsidiaries. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Presented below is the condensed consolidating financial information as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017.

Index for Notes to the Consolidated Financial Statements
Condensed Consolidating Balance Sheet Information
December 31, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$5	$1	$1,350	$172	$—	$1,528
Accounts receivable, net	—	—	1,616	272	—	1,888
Equipment installment plan receivables, net	—	—	2,600	—	—	2,600
Accounts receivable from affiliates	—	—	20	—	—	20
Inventory	—	—	964	—	—	964
Other current assets	—	646	975	684	—	2,305
Total current assets	5	647	7,525	1,128	—	9,305
Property and equipment, net (1)	—	—	21,790	194	—	21,984
Operating lease right-of-use assets	—	—	10,933	—	—	10,933
Financing lease right-of-use assets	—	—	2,715	—	—	2,715
Goodwill	—	—	1,930	—	—	1,930
Spectrum licenses	—	—	36,465	—	—	36,465
Other intangible assets, net	—	—	115	—	—	115
Investments in subsidiaries, net	28,898	51,306	—	—	(80,204)	—
Intercompany receivables and note receivables	—	3,464	—	—	(3,464)	—
Equipment installment plan receivables due after one year, net	—	—	1,583	—	—	1,583
Other assets	—	18	1,797	239	(163)	1,891
Total assets	$28,903	$55,435	$84,853	$1,561	$(83,831)	$86,921
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$252	$6,236	$258	$—	$6,746
Payables to affiliates	—	145	42	—	—	187
Short-term debt	—	25	—	—	—	25
Deferred revenue	—	—	631	—	—	631
Short-term operating lease liabilities	—	—	2,287	—	—	2,287
Short-term financing lease liabilities	—	—	957	—	—	957
Other current liabilities	—	1,171	139	363	—	1,673
Total current liabilities	—	1,593	10,292	621	—	12,506
Long-term debt	—	10,958	—	—	—	10,958
Long-term debt to affiliates	—	13,986	—	—	—	13,986
Tower obligations (1)	—	—	75	2,161	—	2,236
Deferred tax liabilities	—	—	5,770	—	(163)	5,607
Operating lease liabilities	—	—	10,539	—	—	10,539
Financing lease liabilities	—	—	1,346	—	—	1,346
Negative carrying value of subsidiaries, net	—	—	864	—	(864)	—
Intercompany payables and debt	114	—	2,968	382	(3,464)	—
Other long-term liabilities	—	—	937	17	—	954
Total long-term liabilities	114	24,944	22,499	2,560	(4,491)	45,626
Total stockholders' equity (deficit)	28,789	28,898	52,062	(1,620)	(79,340)	28,789
Total liabilities and stockholders' equity	$28,903	$55,435	$84,853	$1,561	$(83,831)	$86,921
(1)Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 9 – Tower Obligations for further information.

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
(1)Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 9 – Tower Obligations for further information.

Index for Notes to the Consolidated Financial Statements
Condensed Consolidating Statement of Comprehensive Income Information
Year Ended December 31, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$32,268	$3,003	$(1,277)	$33,994
Equipment revenues	—	—	10,053	3	(216)	9,840
Other revenues	—	19	1,109	203	(167)	1,164
Total revenues	—	19	43,430	3,209	(1,660)	44,998
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	6,733	—	(111)	6,622
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	—	—	10,908	1,207	(216)	11,899
Selling, general and administrative	—	16	14,467	989	(1,333)	14,139
Depreciation and amortization	—	—	6,564	52	—	6,616
Total operating expense	—	16	38,672	2,248	(1,660)	39,276
Operating income	—	3	4,758	961	—	5,722
Other income (expense)
Interest expense	—	(454)	(88)	(185)	—	(727)
Interest expense to affiliates	—	(409)	(20)	—	21	(408)
Interest income	—	22	20	3	(21)	24
Other (expense) income, net	—	(13)	6	(1)	—	(8)
Total other expense, net	—	(854)	(82)	(183)	—	(1,119)
Income (loss) before income taxes	—	(851)	4,676	778	—	4,603
Income tax expense	—	—	(965)	(170)	—	(1,135)
Earnings of subsidiaries	3,468	4,319	31	—	(7,818)	—
Net income	$3,468	$3,468	$3,742	$608	$(7,818)	$3,468

Net income	$3,468	$3,468	$3,742	$608	$(7,818)	$3,468
Other comprehensive (loss) income, net of tax
Other comprehensive (loss) income, net of tax	(536)	(536)	186	—	350	(536)
Total comprehensive income	$2,932	$2,932	$3,928	$608	$(7,468)	$2,932

Index for Notes to the Consolidated Financial Statements
Condensed Consolidating Statement of Comprehensive Income Information
Year Ended December 31, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$30,637	$2,333	$(978)	$31,992
Equipment revenues	—	—	10,209	1	(201)	10,009
Other revenues	—	29	1,113	228	(61)	1,309
Total revenues	—	29	41,959	2,562	(1,240)	43,310
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	6,283	24	—	6,307
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	—	—	11,239	1,010	(202)	12,047
Selling, general and administrative	—	11	13,296	892	(1,038)	13,161
Depreciation and amortization	—	—	6,422	64	—	6,486
Total operating expenses	—	11	37,240	1,990	(1,240)	38,001
Operating income	—	18	4,719	572	—	5,309
Other income (expense)
Interest expense	—	(528)	(114)	(193)	—	(835)
Interest expense to affiliates	—	(522)	(21)	—	21	(522)
Interest income	—	23	16	1	(21)	19
Other (expense) income, net	—	(87)	33	—	—	(54)
Total other expense, net	—	(1,114)	(86)	(192)	—	(1,392)
Income (loss) before income taxes	—	(1,096)	4,633	380	—	3,917
Income tax expense	—	—	(950)	(79)	—	(1,029)
Earnings of subsidiaries	2,888	3,984	32	—	(6,904)	—
Net income	$2,888	$2,888	$3,715	$301	$(6,904)	$2,888

Net income	$2,888	$2,888	$3,715	$301	$(6,904)	$2,888
Other comprehensive (loss) income, net of tax
Other comprehensive (loss) income, net of tax	(332)	(332)	116	—	216	(332)
Total comprehensive income	$2,556	$2,556	$3,831	$301	$(6,688)	$2,556

Index for Notes to the Consolidated Financial Statements
Condensed Consolidating Statement of Comprehensive Income Information
Year Ended December 31, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$28,894	$2,113	$(847)	$30,160
Equipment revenues	—	—	9,620	—	(245)	9,375
Other revenues	—	3	879	212	(25)	1,069
Total revenues	—	3	39,393	2,325	(1,117)	40,604
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	6,076	24	—	6,100
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	—	—	10,849	1,003	(244)	11,608
Selling, general and administrative	—	—	12,276	856	(873)	12,259
Depreciation and amortization	—	—	5,914	70	—	5,984
Gains on disposal of spectrum licenses	—	—	(235)	—	—	(235)
Total operating expenses	—	—	34,880	1,953	(1,117)	35,716
Operating income	—	3	4,513	372	—	4,888
Other income (expense)
Interest expense	—	(811)	(109)	(191)	—	(1,111)
Interest expense to affiliates	—	(560)	(23)	—	23	(560)
Interest income	1	29	10	—	(23)	17
Other income (expense), net	—	(88)	16	(1)	—	(73)
Total other income (expense), net	1	(1,430)	(106)	(192)	—	(1,727)
Income (loss) before income taxes	1	(1,427)	4,407	180	—	3,161
Income tax expense (benefit)	—	—	1,527	(152)	—	1,375
Earnings (loss) of subsidiaries	4,535	5,962	(57)	—	(10,440)	—
Net income	4,536	4,535	5,877	28	(10,440)	4,536
Dividends on preferred stock	(55)	—	—	—	—	(55)
Net income attributable to common stockholders	$4,481	$4,535	$5,877	$28	$(10,440)	$4,481

Net income	$4,536	$4,535	$5,877	$28	$(10,440)	$4,536
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax	7	7	7	—	(14)	7
Total comprehensive income	$4,543	$4,542	$5,884	$28	$(10,454)	$4,543

Index for Notes to the Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2019

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$—	$(752)	$11,338	$(3,207)	$(555)	$6,824
Investing activities
Purchases of property and equipment	—	—	(6,391)	—	—	(6,391)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(967)	—	—	(967)
Proceeds from sales of tower sites	—	—	38	—	—	38
Proceeds related to beneficial interests in securitization transactions	—	—	37	3,839	—	3,876
Net cash related to derivative contracts under collateral exchange arrangements	—	(632)	—	—	—	(632)
Acquisition of companies, net of cash acquired	—	(32)	1	—	—	(31)
Other, net	—	(12)	(6)	—	—	(18)
Net cash (used in) provided by investing activities	—	(676)	(7,288)	3,839	—	(4,125)
Financing activities
Proceeds from borrowing on revolving credit facility, net	—	2,340	—	—	—	2,340
Repayments of revolving credit facility	—	—	(2,340)	—	—	(2,340)
Repayments of financing lease obligations	—	—	(798)	—	—	(798)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(775)	—	—	(775)
Repayments of long-term debt	—	—	(600)	—	—	(600)
Intercompany advances, net	1	(912)	934	(23)	—	—
Tax withholdings on share-based awards	—	—	(156)	—	—	(156)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(28)	—	—	(28)
Intercompany dividend paid	—	—	—	(555)	555	—
Other, net	2	—	(19)	—	—	(17)
Net cash provided (used in) by financing activities	3	1,428	(3,782)	(578)	555	(2,374)
Change in cash and cash equivalents	3	—	268	54	—	325
Cash and cash equivalents
Beginning of period	2	1	1,082	118	—	1,203
End of period	$5	$1	$1,350	$172	$—	$1,528

Index for Notes to the Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2018

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$—	$(1,254)	$10,414	$(5,041)	$(220)	$3,899
Investing activities
Purchases of property and equipment	—	—	(5,536)	(5)	—	(5,541)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(127)	—	—	(127)
Proceeds related to beneficial interests in securitization transactions	—	—	53	5,353	—	5,406
Acquisition of companies, net of cash	—	—	(338)	—	—	(338)
Equity investment in subsidiary	—	—	(43)	—	43	—
Other, net	—	(7)	28	—	—	21
Net cash (used in) provided by investing activities	—	(7)	(5,963)	5,348	43	(579)
Financing activities
Proceeds from issuance of long-term debt	—	2,494	—	—	—	2,494
Proceeds from borrowing on revolving credit facility, net	—	6,265	—	—	—	6,265
Repayments of revolving credit facility	—	—	(6,265)	—	—	(6,265)
Repayments of financing lease obligations	—	—	(700)	—	—	(700)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(300)	—	—	(300)
Repayments of long-term debt	—	—	(3,349)	—	—	(3,349)
Repurchases of common stock	(1,071)	—	—	—	—	(1,071)
Intercompany advances, net	995	(7,498)	6,530	(27)	—	—
Equity investment from parent	—	—	43	—	(43)	—
Tax withholdings on share-based awards	—	—	(146)	—	—	(146)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(212)	—	—	(212)
Intercompany dividend paid	—	—	—	(220)	220	—
Other, net	4	—	(56)	—	—	(52)
Net cash (used in) provided by financing activities	(72)	1,261	(4,455)	(247)	177	(3,336)
Change in cash and cash equivalents	(72)	—	(4)	60	—	(16)
Cash and cash equivalents
Beginning of period	74	1	1,086	58	—	1,219
End of period	$2	$1	$1,082	$118	$—	$1,203

Index for Notes to the Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2017

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$1	$(1,613)	$9,761	$(4,218)	$(100)	$3,831
Investing activities
Purchases of property and equipment	—	—	(5,237)	—	—	(5,237)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(5,828)	—	—	(5,828)
Proceeds related to beneficial interests in securitization transactions	—	—	43	4,276	—	4,319
Equity investment in subsidiary	(308)	—	—	—	308	—
Other, net	—	—	1	—	—	1
Net cash (used in) provided by investing activities	(308)	—	(11,021)	4,276	308	(6,745)
Financing activities
Proceeds from issuance of long-term debt	—	10,480	—	—	—	10,480
Proceeds from borrowing on revolving credit facility, net	—	2,910	—	—	—	2,910
Repayments of revolving credit facility	—	—	(2,910)	—	—	(2,910)
Repayments of financing lease obligations	—	—	(486)	—	—	(486)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(300)	—	—	(300)
Repayments of long-term debt	—	—	(10,230)	—	—	(10,230)
Repurchases of common stock	(427)	—	—	—	—	(427)
Intercompany advances, net	484	(14,817)	14,300	33	—	—
Equity investment from parent	—	308	—	—	(308)	—
Tax withholdings on share-based awards	—	—	(166)	—	—	(166)
Dividends on preferred stock	(55)	—	—	—	—	(55)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(188)	—	—	(188)
Intercompany dividend paid	—	—	—	(100)	100	—
Other, net	21	—	(16)	—	—	5
Net cash provided by (used in) financing activities	23	(1,119)	4	(67)	(208)	(1,367)
Change in cash and cash equivalents	(284)	(2,732)	(1,256)	(9)	—	(4,281)
Cash and cash equivalents
Beginning of period	358	2,733	2,342	67	—	5,500
End of period	$74	$1	$1,086	$58	$—	$1,219

Supplementary Data

Quarterly Financial Information (Unaudited)

(in millions, except share and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2019
Total revenues	$11,080	$10,979	$11,061	$11,878	$44,998
Operating income	1,476	1,541	1,471	1,234	5,722
Net income	908	939	870	751	3,468
Net income attributable to common stockholders	908	939	870	751	3,468
Earnings per share
Basic	$1.07	$1.10	$1.02	$0.88	$4.06
Diluted	$1.06	$1.09	$1.01	$0.87	$4.02
Weighted average shares outstanding
Basic	851,223,498	854,368,443	854,578,241	856,294,467	854,143,751
Diluted	858,643,481	860,135,593	862,690,751	864,158,739	863,433,511
2018
Total revenues	$10,455	$10,571	$10,839	$11,445	$43,310
Operating income	1,282	1,450	1,440	1,137	5,309
Net income	671	782	795	640	2,888
Net income attributable to common stockholders	671	782	795	640	2,888
Earnings per share
Basic	$0.78	$0.92	$0.94	$0.75	$3.40
Diluted	$0.78	$0.92	$0.93	$0.75	$3.36
Weighted average shares outstanding
Basic	855,222,664	847,660,488	847,087,120	849,102,785	849,744,152
Diluted	862,244,084	852,040,670	853,852,764	856,344,347	858,290,174

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we adopted the new lease standard and implemented significant new lease accounting systems, processes and internal controls over lease accounting to assist us in the application of the new lease standard. Other than as discussed above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report herein.

Item 9B. Other Information

None.

PART III. OTHER INFORMATION

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

(a) Documents filed as a part of this Form 10-K

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

3. Exhibits

See the Index to Exhibits immediately following “Item 16. Form 10-K Summary” of this Form 10-K.

Item 16. Form 10–K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
2.1	Business Combination Agreement, dated as of October 3, 2012, by and among MetroPCS Communications, Inc., Deutsche Telekom AG, T-Mobile Zwischenholding GMBH, T-Mobile Global Holding GMBH and T-Mobile USA, Inc.	8-K	10/3/2012	2.1
2.2	Consent Solicitation Letter Agreement, dated December 5, 2012, by and among MetroPCS Communications, Inc. and Deutsche Telekom AG, amending Exhibit G to the Business Combination Agreement.	8-K	12/7/2012	2.1
2.3	Amendment No. 1 to the Business Combination Agreement by and among Deutsche Telekom AG, T-Mobile USA, Inc., T-Mobile Global Zwischenholding GmbH, T-Mobile Global Holding GmbH and MetroPCS Communications, Inc., dated April 14, 2013.	8-K	4/15/2013	2.1
2.4	Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V. and SoftBank Group Corp.	8-K	04/30/2018	2.1
2.5	Amendment No. 1, dated as of July 26, 2019, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	7/26/2019	2.2
2.6	Asset Purchase Agreement, dated as of July 26, 2019, by and among T-Mobile US, Inc., Sprint Corporation and DISH Network Corporation	8-K	7/26/2019	2.1
3.1	Fourth Amended and Restated Certificate of Incorporation.	8-K	5/2/2013	3.1
3.2	Fifth Amended and Restated Bylaws.	8-K	5/2/2013	3.2
3.3	Sixth Amended and Restated Bylaws of T-Mobile US, Inc.	8-K	10/11/2019	3.1
3.4	Certificate of Designations of 5.50% Mandatory Convertible Preferred Stock, Series A, of T-Mobile US, Inc., dated December 12, 2014.	8-K	12/15/2014	3.1
3.5	Certificate of Elimination of 5.5% Mandatory Convertible Preferred Stock, Series A, Par Value $0.00001 Per Share, dated February 15, 2018.	8-K	2/22/2018	3.1
4.1	Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.1
4.2	Eleventh Supplemental Indenture, dated as of May 1, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.12
4.3	Fourteenth Supplemental Indenture, dated as of November 21, 2013, by and among T-Mobile USA, Inc., the Guarantors and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.125% Senior Note due 2022.	8-K	11/22/2013	4.1
4.4	Fifteenth Supplemental Indenture, dated as of November 21, 2013, by and among T-Mobile USA, Inc., the Guarantors and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.500% Senior Note due 2024.	8-K	11/22/2013	4.2
4.5	Sixteenth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2014	4.3

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.6	Seventeenth Supplemental Indenture, dated as of September 5, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.000% Senior Notes due 2023.	8-K	9/5/2014	4.1
4.7	Eighteenth Supplemental Indenture, dated as of September 5, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.375% Senior Notes due 2025.	8-K	9/5/2014	4.2
4.8	Nineteenth Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/27/2015	4.3
4.9	Twentieth Supplemental Indenture, dated as of November 5, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, including the Form of 6.500% Senior Notes due 2026.	8-K	11/5/2015	4.1
4.10	Twenty-First Supplemental Indenture, dated as of November 5, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, including the Form of 6.000% Senior Notes due 2024.	8-K	4/1/2016	4.1
4.11	Twenty-Third Supplemental Indenture, dated as of March 16, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.000% Senior Note due 2022.	8-K	3/16/2017	4.1
4.12	Twenty-Fourth Supplemental Indenture, dated as of March 16, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.000% Senior Note due 2025.	8-K	3/16/2017	4.2
4.13	Twenty-Fifth Supplemental Indenture, dated as of March 16, 2017, by and among T-Mobile USA, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.375% Senior Note due 2027.	8-K	3/16/2017	4.3
4.14	Twenty-Sixth Supplemental Indenture, dated as of April 27, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.000% Senior Note due 2022-1.	8-K	4/28/2017	4.1
4.15	Twenty-Seventh Supplemental Indenture, dated as of April 28, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.125% Senior Note due 2025-1.	8-K	4/28/2017	4.2
4.16	Twenty-Eighth Supplemental Indenture, dated as of April 28, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.375% Senior Note due 2027-1.	8-K	4/28/2017	4.3
4.17	Twenty-Ninth Supplemental Indenture, dated as of May 9, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.300% Senior Notes due 2021.	8-K	5/9/2017	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.18	Thirtieth Supplemental Indenture, dated as of May 9, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/9/2017	4.2
4.19	Thirty-Second Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.500% Senior Note due 2026.	8-K	1/25/2018	4.1
4.20	Thirty-Third Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028.	8-K	1/25/2018	4.2
4.21	Noteholder Agreement dated as of April 28, 2013, by and between Deutsche Telekom AG and T-Mobile USA, Inc.	8-K	5/2/2013	4.13
4.22	Thirty-Fourth Supplemental Indenture, dated as of April 26, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	5/1/2018	4.5
4.23	Thirty-Fifth Supplemental Indenture, dated as of April 30, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.500% Senior Note due 2026-1.	8-K	5/4/2018	4.1
4.24	Thirty-Sixth Supplemental Indenture, dated as of April 30, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028-1.	8-K	5/4/2018	4.2
4.25	Thirty-Seventh Supplemental Indenture, dated as of May 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	8-K	5/21/2018	4.1
4.26	Thirty-Eighth Supplemental Indenture, dated as of December 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	8-K	12/21/2018	4.1
4.27	Thirty-Ninth Supplemental Indenture, dated as of December 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	10-K	2/7/2019	4.41
4.28	Fortieth Supplemental Indenture, dated as of September 27, 2019, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2019	4.1
4.29	Description of Securities				X
10.1	Master Agreement, dated as of September 28, 2012, among T-Mobile USA, Inc., Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.1
10.2	Amendment No. 1, dated as of November 30, 2012, to Master Agreement, dated as of November 30, 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.2
10.3	Settlement and Amendment No. 2, dated as of May 8, 2014, to Master Agreement, dated as of November 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-K	2/7/2019	10.3

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.4	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.3
10.5	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.4
10.6	First Amendment, dated as of November 30, 2012, to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.5
10.7	Second Amendment, dated as of October 31, 2014, to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc.	10-K	2/7/2019	10.7
10.8	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.6
10.9	First Amendment, dated as of November 30, 2012, to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.7
10.10	Second Amendment, dated as of October 31, 2014, to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-K	2/7/2019	10.10
10.11	Settlement Technical Closing Agreement, dated as of October 1, 2014, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-K	2/7/2019	10.11
10.12	Management Agreement, dated as of November 30, 2012, by and among Suncom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.8

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.13	Stockholder’s Agreement dated as of April 30, 2013 by and between MetroPCS Communications, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.1
10.14	Waiver of Required Approval Under Section 3.6(a) of the Stockholder’s Agreement, dated August 7, 2013, between T-Mobile US, Inc. and Deutsche Telekom AG.	10-Q	8/8/2013	10.10
10.15	License Agreement dated as of April 30, 2013 by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.2
10.16	Supplemental Agreement, effective as of June 3, 2019, to the License Agreement, dated as of April 30, 2013, by and between T-Mobile US, Inc. and Deutsche Telekom AG.	10-Q	7/26/2019	10.5
10.17	Receivables Sale and Conveyancing Agreement, dated as of February 26, 2014, among T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	8-K	3/4/2014	10.1
10.18	Joinder and First Amendment to the Receivables Sale and Conveyancing Agreement, dated as of November 28, 2014, among Powertel/Memphis, Inc., Triton PCS Holdings Company L.L.C., T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	10-K	2/19/2015	10.55
10.19	Joinder and Second Amendment to the Receivables Sale and Conveyancing Agreement, dated as of January 9, 2015, among SunCom Wireless Operating Company, LLC, Powertel/Memphis, Inc., Triton PCS Holdings Company L.L.C., T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	10-Q	4/28/2015	10.5
10.20	Receivables Sale and Contribution Agreement, dated as of February 26, 2014, between T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	8-K	3/4/2014	10.2
10.21	First Amendment to the Receivables Sale and Contribution Agreement, dated as of November 28, 2014, between T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-K	2/19/2015	10.56
10.22	Second Amendment to the Receivables Sale and Contribution Agreement, dated as of January 9, 2015, by and among T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-Q	4/28/2015	10.6
10.23	Third Amendment to the Receivables Sale and Contribution Agreement, dated as of November 30, 2016, by and among T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-K	2/14/2017	10.33
10.24	Fourth Amendment to the Receivables Sale and Contribution Agreement, dated as of May 5, 2017, by and among T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-Q	7/20/2017	10.1
10.25	Fourth Amended and Restated Master Receivables Purchase Agreement, dated as of February 26, 2019, among T-Mobile Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Giroznetrale, as bank purchasing agent, MUFG Bank (Europe) N.V., Germany Branch, as bank collection agent, T-Mobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc. and T-Mobile USA, Inc., as performance guarantors.	8-K	3/4/2019	10.1
10.26	Term Loan Credit Agreement, dated as of November 9, 2015, among T-Mobile USA, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	11/12/2015	10.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.27	Amendment No.1 to the Term Loan Credit Agreement, dated as of January 25, 2017, among T-Mobile USA, Inc., the guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	10-Q	4/24/2017	10.3
10.28	Amendment No.2 to the Term Loan Credit Agreement, dated as of January 25, 2017, among T-Mobile USA, Inc., the guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	10-Q	4/24/2017	10.4
10.29	Amendment No.3 to the Term Loan Credit Agreement, dated as of March 28, 2017, among T-Mobile USA, Inc., the guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	10-Q	4/24/2017	10.5
10.30	Amendment No.4 to the Term Loan Credit Agreement, dated as of July 25, 2017, among T-Mobile USA, Inc., the guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	7/27/2017	10.1
10.31	Amendment No. 5 to the Term Loan Credit Agreement, dated as of March 29, 2018, among T-Mobile USA, Inc., the guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	3/30/2018	10.1
10.32	First Incremental Facility Amendment, dated as of December 29, 2016, to the Term Loan Credit Agreement, dated as of November 9, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto, the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	12/30/2016	10.3
10.33	Second Incremental Facility Amendment, dated as of January 25, 2017, to the Term Loan Credit Agreement, dated as of November 9, 2015, as amended by that certain First Incremental Facility Amendment dated as of December 29, 2016, by and among T-Mobile USA, Inc., the guarantors party thereto, the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	1/25/2017	10.1
10.34	Third Amended and Restated Receivables Sale Agreement, dated as of October 23, 2018, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.	10-Q	10/30/2018	10.2
10.35	Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.	10-Q	10/30/2018	10.1
10.36	First Amendment, dated as of December 21, 2018, to Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto	10-K	2/7/2019	10.45

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.37	Purchase Agreement, dated as of March 6, 2016, among T-Mobile USA, Inc., the guarantor party thereto and Deutsche Telekom AG.	8-K	3/7/2016	1.1
10.38	Amendment No. 1 to Purchase Agreement, dated as of October 28, 2016, to Purchase Agreement, dated as of March 6, 2016, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	11/2/2016	10.1
10.39	Purchase Agreement, dated as of April 25, 2016, among T-Mobile USA, Inc., the guarantor party thereto and Deutsche Telekom AG.	8-K	4/26/2016	1.1
10.40	Amendment No. 1 to Purchase Agreement, dated as of October 28, 2016, to Purchase Agreement, dated as of April 25, 2016, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	11/2/2016	10.2
10.41	Purchase Agreement, dated as of April 29, 2016, among T-Mobile USA, Inc., the guarantor party thereto and Deutsche Telekom AG.	8-K	4/29/2016	1.1
10.42	Amendment No. 1 to Purchase Agreement, dated as of October 28, 2016, to Purchase Agreement, dated as of April 29, 2016, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	11/2/2016	10.3
10.43	Purchase Agreement, dated as of March 13, 2017, among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	3/16/2017	10.1
10.44	Purchase Agreement, dated as of January 22, 2018, among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	1/25/2018	10.1
10.45	Unsecured Revolving Credit Agreement, dated as of December 29, 2016, by and among T-Mobile US, Inc., T-Mobile USA, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders, and Deutsche Telekom AG, as administrative agent.	8-K	12/30/2016	10.1
10.46	Amendment No. 1, dated as of March 29, 2018, to the Unsecured Revolving Credit Agreement, dated as of December 29, 2016, among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Telekom AG, as administrative agent and lender.	8-K	3/30/2018	10.3
10.47	Secured Revolving Credit Agreement, dated as of December 29, 2016, by and among T-Mobile US, Inc., T-Mobile USA, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders, and Deutsche Telekom AG, as administrative agent.	8-K	12/30/2016	10.2
10.48	Amendment No. 1, dated as of March 29, 2018, to the Secured Revolving Credit Agreement, dated as of December 29, 2016, among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Telekom AG, as administrative agent and lender.	8-K	3/30/2018	10.2
10.49*	Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan.	S-1/A	2/27/2007	10.1(a)
10.50*	MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan.	Schedule 14A	4/19/2010	Annex A
10.51*	Form Change in Control Agreement for MetroPCS Communications, Inc.	10-Q	8/9/2010	10.2
10.52*	Form Change in Control Agreement Amendment for MetroPCS Communications, Inc.	10-Q	10/30/2012	10.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.53*	MetroPCS Communications, Inc. Employee Non-qualified Stock Option Award Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.	10-K	3/1/2013	10.9(a)
10.54*	Form MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan Employee Non-Qualified Stock Option Award Agreement.	10-K	2/29/2012	10.12
10.55*	Amended and Restated Employment Agreement, dated as of December 20, 2017, between T-Mobile US, Inc. and J. Braxton Carter.	10-K	2/8/2018	10.69
10.56*	First Amendment, dated as of April 28, 2018, to Amended and Restated Employment Agreement, dated as of December 20, 2017, between T-Mobile US, Inc. and J. Braxton Carter.	10-Q	5/1/2018	10.12
10.57*	Second Amendment, dated as of March 25, 2019, to Amended and Restated Employment Agreement, dated as of December 20, 2017, between T-Mobile US, Inc. and J. Braxton Carter.	10-Q	10/28/2019	10.1
10.58*	Third Amendment to Amended and Restated Employment Agreement, effective as of November 15, 2019, between T-Mobile US, Inc. and J. Braxton Carter.				X
10.59*	Amended and Restated Employment Agreement, dated as of March 28, 2017, between T-Mobile US, Inc. and John J. Legere.	10-Q	4/24/2017	10.7
10.60*	First Amendment, dated as of April 28, 2018, to Amended and Restated Employment Agreement, dated as of April 1, 2017, between T-Mobile US, Inc. and John Legere.	10-Q	5/1/2018	10.10
10.61*	Employment Agreement, effective November 15, 2019, between T-Mobile US, Inc. and Michael Sievert.				X
10.62*	Letter Agreement, dated as of February 19, 2018, between T-Mobile US, Inc. and David R. Carey.	10-Q	7/26/2019	10.1
10.63*	Compensation Term Sheet, dated as of April 28, 2018, by and between T-Mobile US, Inc. and David R. Carey.	10-Q	7/26/2019	10.2
10.64*	Letter Agreement, dated as of April 28, 2018, between T-Mobile US, Inc. and David R. Carey.	10-Q	7/26/2019	10.3
10.65*	Compensation Term Sheet between Neville Ray and T-Mobile US, Inc., effective as of November 15, 2019.				X
10.66*	Form of Severance Letter Agreement.	10-Q	5/1/2018	10.9
10.67*	Form of Indemnification and Advancement Agreement.	10-K	2/8/2018	10.76
10.68*	T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan (As Amended and Restated Effective as of January 1, 2014).	10-K	2/25/2014	10.39
10.69*	First Amendment to T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan	10-K	2/7/2019	10.75
10.70*	T-Mobile US, Inc. Executive Continuity Plan as Amended and Restated Effective as of January 1, 2014.	8-K	10/25/2013	10.1
10.71*	T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	10-Q	8/8/2013	10.20
10.72*	Amendment to T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	Schedule 14A	4/26/2018	Annex A
10.73*	T-Mobile USA, Inc. 2011 Long-Term Incentive Plan.	10-Q	8/8/2013	10.21
10.74*	Annual Incentive Award Notice under the 2013 Omnibus Incentive Plan.				X
10.75*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	8-K	6/4/2013	10.2

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.76*	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.				X
10.77*	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.				X
10.78*	T-Mobile US, Inc. 2014 Employee Stock Purchase Plan.	S-8	2/19/2015	99.1
10.79*	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015, June 16, 2016, June 13, 2017 and June 13, 2019).	10-Q	7/26/2019	10.4
10.80*	Support Agreement, dated as of April 29, 2018, by and among SoftBank Group Corp., SoftBank Group Capital Limited, Starburst I, Inc., Galaxy Investment Holdings, Inc., T-Mobile US, Inc., and Deutsche Telekom AG.	8-K	04/30/2018	10.1
10.81	Second Amended and Restated Commitment Letter, dated as of September 6, 2019, by and among T-Mobile USA, Inc. and the financial institutions party thereto.	8-K	9/9/2019	10.1
10.82	Financing Matters Agreement, dated as of April 29, 2018, by and between T-Mobile USA, Inc. and Deutsche Telekom AG.	8-K	04/30/2018	10.3
21.1	Subsidiaries of Registrant.				X
23.1	Consent of PricewaterhouseCoopers LLP.				X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

February 6, 2020	/s/ John J. Legere
John J. Legere Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints John J. Legere, J. Braxton Carter and David A. Miller, and each or any of them, his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 6, 2020.

Signature	Title

/s/ John J. Legere	Chief Executive Officer and
John J. Legere	Director (Principal Executive Officer)

/s/ G. Michael Sievert	President and Chief Operating Officer
G. Michael Sievert	Director

/s/ J. Braxton Carter	Executive Vice President and Chief Financial Officer
J. Braxton Carter	(Principal Financial Officer)

/s/ Peter Osvaldik	Senior Vice President, Finance and Chief Accounting
Peter Osvaldik	Officer (Principal Accounting Officer)

/s/ Timotheus Höttges	Chairman of the Board
Timotheus Höttges

/s/ Srikant Datar	Director
Srikant Datar

/s/ Lawrence H. Guffey	Director
Lawrence H. Guffey

/s/ Christian P. Illek	Director
Christian P. Illek

/s/ Srini Gopalan	Director
Srini Gopalan

/s/ Bruno Jacobfeuerborn	Director
Bruno Jacobfeuerborn

/s/ Raphael Kübler	Director
Raphael Kübler

/s/ Thorsten Langheim	Director
Thorsten Langheim

/s/ Teresa A. Taylor	Director
Teresa A. Taylor

/s/ Kelvin R. Westbrook	Director
Kelvin R. Westbrook