Form 10-Q
period 2020-03-31
T-Mobile US, Inc.
filed 2020-05-06
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 30, 2020
Common Stock, par value $0.00001 per share	1,235,763,488

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended March 31, 2020

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,112	$1,528
Accounts receivable, net of allowance for credit losses of $69 and $61	1,836	1,888
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $386 and $333	2,406	2,600
Accounts receivable from affiliates	26	20
Inventory	1,225	964
Other current assets	2,882	2,305
Total current assets	9,487	9,305
Property and equipment, net	22,149	21,984
Operating lease right-of-use assets	10,956	10,933
Financing lease right-of-use assets	2,749	2,715
Goodwill	1,930	1,930
Spectrum licenses	36,471	36,465
Other intangible assets, net	91	115
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $83 and $66	1,367	1,583
Other assets	2,026	1,891
Total assets	$87,226	$86,921
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$6,003	$6,746
Payables to affiliates	228	187
Short-term debt	—	25
Short-term debt to affiliates	2,000	—
Deferred revenue	619	631
Short-term operating lease liabilities	2,187	2,287
Short-term financing lease liabilities	918	957
Other current liabilities	2,801	1,673
Total current liabilities	14,756	12,506
Long-term debt	10,959	10,958
Long-term debt to affiliates	11,987	13,986
Tower obligations	2,230	2,236
Deferred tax liabilities	5,618	5,607
Operating lease liabilities	10,464	10,539
Financing lease liabilities	1,276	1,346
Other long-term liabilities	959	954
Total long-term liabilities	43,493	45,626
Commitments and contingencies (Note 11)
Stockholders' equity
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 862,636,935 and 858,418,615 shares issued, 861,128,106 and 856,905,400 shares outstanding	—	—
Additional paid-in capital	38,597	38,498
Treasury stock, at cost, 1,508,829 and 1,513,215 shares issued	(11)	(8)
Accumulated other comprehensive loss	(1,660)	(868)
Accumulated deficit	(7,949)	(8,833)
Total stockholders' equity	28,977	28,789
Total liabilities and stockholders' equity	$87,226	$86,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2020	2019
Revenues
Branded postpaid revenues	$5,887	$5,493
Branded prepaid revenues	2,373	2,386
Wholesale revenues	325	304
Roaming and other service revenues	128	94
Total service revenues	8,713	8,277
Equipment revenues	2,117	2,516
Other revenues	283	287
Total revenues	11,113	11,080
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,639	1,546
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	2,529	3,016
Selling, general and administrative	3,688	3,442
Depreciation and amortization	1,718	1,600
Total operating expenses	9,574	9,604
Operating income	1,539	1,476
Other income (expense)
Interest expense	(185)	(179)
Interest expense to affiliates	(99)	(109)
Interest income	12	8
Other (expense) income, net	(10)	7
Total other expense, net	(282)	(273)
Income before income taxes	1,257	1,203
Income tax expense	(306)	(295)
Net income	$951	$908

Net income	$951	$908
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax effect of $(276) and $(66)	(792)	(189)
Other comprehensive loss	(792)	(189)
Total comprehensive income	$159	$719
Earnings per share
Basic	$1.11	$1.07
Diluted	$1.10	$1.06
Weighted average shares outstanding
Basic	858,148,284	851,223,498
Diluted	865,998,532	858,643,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Operating activities
Net income	$951	$908
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,718	1,600
Stock-based compensation expense	138	110
Deferred income tax expense	310	288
Bad debt expense	113	73
Losses from sales of receivables	25	35
Changes in operating assets and liabilities
Accounts receivable	(748)	(1,143)
Equipment installment plan receivables	69	(250)
Inventories	(511)	(265)
Operating lease right-of-use assets	527	435
Other current and long-term assets	6	(87)
Accounts payable and accrued liabilities	(405)	13
Short and long-term operating lease liabilities	(725)	(522)
Other current and long-term liabilities	79	121
Other, net	70	76
Net cash provided by operating activities	1,617	1,392
Investing activities
Purchases of property and equipment, including capitalized interest of $112 and $118	(1,753)	(1,931)
Purchases of spectrum licenses and other intangible assets, including deposits	(99)	(185)
Proceeds related to beneficial interests in securitization transactions	868	1,157
Net cash related to derivative contracts under collateral exchange arrangements	(580)	—
Other, net	(16)	(7)
Net cash used in investing activities	(1,580)	(966)
Financing activities
Proceeds from borrowing on revolving credit facility	—	885
Repayments of revolving credit facility	—	(885)
Repayments of financing lease obligations	(282)	(86)
Repayments of short-term debt for purchases of inventory, property and equipment, net	(25)	—
Tax withholdings on share-based awards	(141)	(100)
Other, net	(5)	(4)
Net cash used in financing activities	(453)	(190)
Change in cash and cash equivalents	(416)	236
Cash and cash equivalents
Beginning of period	1,528	1,203
End of period	$1,112	$1,439
Supplemental disclosure of cash flow information
Interest payments, net of amounts capitalized	$341	$340
Operating lease payments	875	688
Income tax payments	24	32
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	$1,613	$1,512
Decrease in accounts payable for purchases of property and equipment	(301)	(333)
Leased devices transferred from inventory to property and equipment	309	147
Returned leased devices transferred from property and equipment to inventory	(59)	(57)
Short-term debt assumed for financing of property and equipment	—	250
Operating lease right-of-use assets obtained in exchange for lease obligations	555	694
Financing lease right-of-use assets obtained in exchange for lease obligations	178	180

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2018	850,180,317	$(6)	$38,010	$(332)	$(12,954)	$24,718
Net income	—	—	—	—	908	908
Other comprehensive loss	—	—	—	(189)	—	(189)
Stock-based compensation	—	—	121	—	—	121
Exercise of stock options	31,874	—	1	—	—	1
Stock issued for employee stock purchase plan	1,172,511	—	69	—	—	69
Issuance of vested restricted stock units	4,343,972	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,364,621)	—	(100)	—	—	(100)
Distribution from NQDC plan	16,065	1	(1)	—	—	—
Prior year Retained Earnings	—	—	—	—	653	653
Balance as of March 31, 2019	854,380,118	$(5)	$38,100	$(521)	$(11,393)	$26,181

Balance as of December 31, 2019	856,905,400	$(8)	$38,498	$(868)	$(8,833)	$28,789
Net income	—	—	—	—	951	951
Other comprehensive loss	—	—	—	(792)	—	(792)
Executive put option	(342,000)	—	1	—	—	1
Stock-based compensation	—	—	152	—	—	152
Exercise of stock options	49,193	—	1	—	—	1
Stock issued for employee stock purchase plan	1,246,317	—	83	—	—	83
Issuance of vested restricted stock units	4,755,209	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,490,399)	—	(141)	—	—	(141)
Distribution from NQDC plan	4,386	(3)	3	—	—	—
Prior year Retained Earnings	—	—	—	—	(67)	(67)
Balance as of March 31, 2020	861,128,106	$(11)	$38,597	$(1,660)	$(7,949)	$28,977

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
T-Mobile US, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or “the Company”) include all adjustments of a normal recurring nature necessary for the fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The condensed consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, as well as variable interest entities (“VIE”) where we are deemed to be the primary beneficiary and VIEs which cannot be deconsolidated, such as those related to our obligations to pay for the management and operation of certain of our wireless communications tower sites (“Tower Obligations”). Intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions which affect the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which our management believes are reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic. Due to the uncertainty around the magnitude and duration of the impacts of the COVID-19 pandemic, these estimates are inherently subject to judgment and actual results could differ from those estimates.

Accounting Pronouncements Adopted During the Current Year

Receivables and Expected Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and has since modified the standard with several ASUs (collectively, the “new credit loss standard”). The new credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. The new credit loss standard became effective for us, and we adopted the standard, on January 1, 2020. The new credit loss standard required a cumulative-effect adjustment to Accumulated deficit at the date of initial application, and as a result, we did not restate prior periods presented in the condensed consolidated financial statements.

Under the new credit loss standard we recognize lifetime expected credit losses at the inception of our credit risk exposures whereas we previously recognized credit losses only when it was probable that they had been incurred. We also recognize expected credit losses on our equipment installment plan (“EIP”) receivables separately from, and in addition to, any unamortized discount on those receivables. Prior to the adoption of the new credit loss standard, we had offset our estimate of probable losses on our EIP receivables by the amount of the related unamortized discounts on those receivables. We have developed an expected credit loss model incorporating forward-looking loss indicators. The cumulative effect of initially applying the new credit loss standard on our receivables portfolio on January 1, 2020 was an increase to our allowance for credit losses of $91 million, a decrease to our net deferred tax liabilities of $24 million and an increase to our Accumulated deficit of $67 million.

Accounts Receivable Portfolio Segment

Accounts receivable consists primarily of amounts currently due from customers (e.g., for wireless services), handset insurance administrators, wholesale partners, other carriers and third-party retail channels. Accounts receivable are presented in our Condensed Consolidated Balance Sheets at the amortized cost basis (i.e., the receivables’ outstanding principal balance adjusted for any write-offs), net of the allowance for expected credit losses. We have an arrangement to sell the majority of customer service accounts receivable on a revolving basis, which are treated as sales of financial assets.

Index for Notes to the Condensed Consolidated Financial Statements
EIP Receivables Portfolio Segment

We offer certain retail customers the option to pay for their devices and other purchases in installments over a period of, generally, 24 months and up to 36 months using an EIP. EIP receivables are presented in our Condensed Consolidated Balance Sheets at the amortized cost basis (i.e., the receivables’ outstanding principal balance adjusted for any write-offs and unamortized discounts), net of the allowance for expected credit losses. At the time of an installment sale, we impute a discount for interest if the EIP term exceeds 12 months as there is no stated rate of interest on the EIP receivables. The EIP receivables are recorded at their present value, which is determined by discounting expected future cash payments at the imputed interest rate. The difference between the recorded amount of the EIP receivables and their unpaid principal balance (i.e., the contractual amount due from the customer) results in a discount which is allocated to the performance obligations of the arrangement and recorded as a reduction in transaction price in Total service revenues and Equipment revenues in our Condensed Consolidated Statements of Comprehensive Income. We determine the imputed discount rate based primarily on current market interest rates and the estimated credit risk on the EIP receivables. The imputed discount on EIP receivables is amortized over the financed installment term using the effective interest method and recognized as Other revenues in our Condensed Consolidated Statements of Comprehensive Income.

At the time that we originate EIP loans to customers, we recognize an allowance for credit losses that we expect to incur over the lifetime of such assets. This allowance represents the portion of the amortized cost basis of EIP receivables that we do not expect to collect.

The current portion of the EIP receivables is included in Equipment installment plan receivables, net and the long-term portion of the EIP receivables is included in Equipment installment plan receivables due after one year, net in our Condensed Consolidated Balance Sheets. We have an arrangement to sell certain EIP receivables on a revolving basis, which are treated as sales of financial assets.

Allowance for Credit Losses

We maintain an allowance for expected credit losses and determine its appropriateness through an established process that assesses the lifetime credit losses that we expect to incur related to our receivable portfolio. We develop and document our allowance methodology at the portfolio segment level for the accounts receivable portfolio and EIP receivables portfolio segments. While we attribute portions of the allowance to our respective accounts receivable and EIP portfolio segments, the entire allowance is available to absorb expected credit losses related to the total receivable portfolio.

Our process involves procedures to appropriately consider the unique risk characteristics of our accounts receivable and EIP receivable portfolio segments. For each portfolio segment, losses are estimated collectively for groups of receivables with similar characteristics. Our allowance levels are influenced by receivable volumes, receivable delinquency status, historical loss experience and other conditions influencing loss expectations, such as changes in credit and collections policies and forecasts of macro-economic conditions.

Total imputed discount and allowances were approximately 8.7% and 7.0% of the total amount of gross accounts receivable, including EIP receivables, at March 31, 2020 and December 31, 2019.

We consider a receivable past due when a customer has not paid us by the contractually specified payment due date. We write-off account balances if collection efforts are unsuccessful and the receivable balance is deemed uncollectible, based on customer credit quality and the aging of the receivable.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard also requires the presentation of the amortization of the capitalized implementation costs in the same line item in the Condensed Consolidated Statements of Comprehensive Income as the fees associated with the hosting arrangement. The standard became effective for us, and we adopted the standard, on January 1, 2020. We adopted the standard on a prospective basis applying it to implementation costs incurred subsequent to January 1, 2020 and as a result did not restate the prior periods presented in the condensed consolidated financial statements. The adoption of the standard did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2020.

Index for Notes to the Condensed Consolidated Financial Statements
Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. We early adopted the standard on January 1, 2020 and have applied the standard retrospectively to all periods presented. The adoption of this standard did not have an impact on our condensed consolidated financial statements.

Guarantor Financial Information

On March 2, 2020, the Securities and Exchange Commission (the “SEC”) adopted amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities, as well for affiliates whose securities collateralize a registrant’s securities. The amendments revise Rules 3-10 and 3-16 of Regulation S-X, and relocate part of Rule 3-10 and all of Rule 3-16 to the new Article 13 in Regulation S-X, which is comprised of new Rules 13-01 and 13-02. We early adopted the requirements of the amendments on January 1, 2020, which included replacing guarantor condensed consolidating financial information with summarized financial information for the consolidated obligor group (Parent, Issuer, and Guarantor Subsidiaries) as well as no longer requiring guarantor cash flow information, financial information for non-guarantor subsidiaries, and a reconciliation to the consolidated results.

Accounting Pronouncements Not Yet Adopted

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, or are not expected to have, a significant impact on our present or future condensed consolidated financial statements.

Note 2 – Business Combination

Business Combination and Amendments

On April 29, 2018, we entered into a Business Combination Agreement to merge with Sprint in an all-stock transaction at a fixed exchange ratio of 0.10256 shares of T-Mobile common stock for each share of Sprint common stock, or 9.75 shares of Sprint common stock for each share of T-Mobile common stock (the “Merger”).

On July 26, 2019, in connection with the entry into the Asset Purchase Agreement, described below, we and the other parties to the Business Combination Agreement entered into Amendment No. 1 (“Amendment No. 1”) to the Business Combination Agreement. Amendment No. 1 extended the Outside Date (as defined in the Business Combination Agreement) to November 1, 2019, or, if the Marketing Period (as defined in the Business Combination Agreement) had started and was in effect at such date, then January 2, 2020.

On February 20, 2020, we and the other parties to the Business Combination Agreement entered into Amendment No. 2 (“Amendment No. 2”) to the Business Combination Agreement, extending the Outside Date to July 1, 2020.

In addition, pursuant to Amendment No. 2, SoftBank Group Corp. (“SoftBank”) agreed to indemnify T-Mobile and its subsidiaries following the closing of the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) against (i) any monetary losses arising out of or resulting from certain specified matters and (ii) the loss of value to T-Mobile and its subsidiaries arising out of or resulting from cessation of access to spectrum of Sprint or its subsidiaries under certain circumstances, subject to limitations and qualifications contained in Amendment No. 2.

Concurrently with entry into Amendment No. 2, T-Mobile, SoftBank and Deutsche Telekom AG (“DT”) entered into a letter agreement (the “Letter Agreement”). Pursuant to the Letter Agreement, SoftBank agreed to cause its applicable affiliates to surrender to T-Mobile, for no additional consideration, an aggregate of 48,751,557 shares of T-Mobile common stock (such number of shares, the “SoftBank Specified Shares Amount”), effective immediately following the Effective Time (as defined in the Business Combination Agreement), making SoftBank’s exchange ratio 11.31 shares of Sprint common stock for each share of T-Mobile common stock. This resulted in an effective exchange ratio of approximately 11.00 shares of Sprint common stock for each share of T-Mobile common stock immediately following the closing of the Merger, an increase from the originally agreed 9.75 shares. Sprint shareholders other than SoftBank received the original fixed exchange ratio of 0.10256 shares of T-Mobile common stock for each share of Sprint common stock, or the equivalent of approximately 9.75 shares of Sprint common stock for each share of T-Mobile common stock.

Index for Notes to the Condensed Consolidated Financial Statements
The Letter Agreement further provides that if the trailing 45-day volume-weighted average price per share of T-Mobile common stock on the NASDAQ Global Select Market is equal to or greater than $150.00 at any time during the period commencing on April 1, 2022 and ending on December 31, 2025, T-Mobile will issue to SoftBank, for no additional consideration, a number of shares of T-Mobile common stock equal to the SoftBank Specified Shares Amount, subject to the terms and conditions set forth in the Letter Agreement.

Sprint Merger

Subsequent to March 31, 2020, on April 1, 2020, we completed the Merger, and as a result, Sprint and its subsidiaries became wholly-owned consolidated subsidiaries of T-Mobile. Sprint is a communications company offering a comprehensive range of wireless and wireline communications products and services. As a combined company, we expect to be able to rapidly launch a broad and deep nationwide 5G network, accelerate innovation, increase competition in the U.S. wireless, video and broadband industries and achieve synergies.

Upon completion of the Merger, each share of Sprint common stock was exchanged for 0.10256 shares of T-Mobile common stock, or 9.75 shares of Sprint common stock for each share of T-Mobile common stock. After adjustments, including the holdback of the SoftBank Specified Shares Amount and fractional shares, we issued 373,396,310 shares of T-Mobile common stock to Sprint shareholders. Based on the T-Mobile closing share price as of March 31, 2020 of $83.90, the value of the T-Mobile common stock provided in exchange for Sprint common stock was approximately $31.3 billion.

In addition to the exchange of common stock, the consideration transferred also included the assumption and repayment of certain outstanding debt balances of Sprint, the replacement of equity awards of certain Sprint employees for services provided prior to the Merger and contingent consideration payable to SoftBank, pursuant to the Letter Agreement described above. Our valuation of these components of consideration is not yet complete.

The major classes of assets acquired through the Merger include cash and cash equivalents, accounts receivable, equipment installment plan receivables, inventory, fixed assets and network equipment, operating and financing lease right-of-use assets, spectrum licenses and other intangible assets. The major classes of liabilities assumed include accounts payable and accrued liabilities, short-term debt, operating and financing lease liabilities, net pension plan liabilities, deferred tax liabilities and long-term debt with an aggregate principal balance of $26.5 billion.

Due to the limited time since the acquisition date, restrictions on access to Sprint information arising from antitrust considerations prior to the closing of the Merger and the size and complexity of the Transactions, the accounting for the business combination is not yet complete. We are not able to provide the valuation of certain components of consideration transferred or provide the allocation of consideration paid to the assets acquired or liabilities assumed, including any indemnification assets and contingent consideration. Supplemental pro forma revenue and earnings of the combined company are predicated on the completion of the business combination accounting and allocation of consideration.

Immediately following the closing of the Merger and the surrender of the SoftBank Specified Shares Amount, pursuant to the Letter Agreement described above, DT and SoftBank Group held, directly or indirectly, approximately 43.6% and 24.7%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 31.7% of the outstanding T-Mobile common stock held by other stockholders.

Subsequent to March 31, 2020, on April 22, 2020, we filed a Form S-8 to register a total of 25,304,224 shares of common stock, representing those covered by the Sprint Corporation 1997 Long-Term Stock Incentive Program (the “1997 Program”), the Sprint Corporation 2007 Omnibus Incentive Plan (the “2007 Plan”) and the Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan (as amended and restated, the “2015 Plan” and, together with the 2007 Plan and the 1997 Program, the “Sprint Plans”) that T-Mobile assumed in connection with the closing of the Merger.

We recognized Merger-related costs of $143 million and $113 million for the three months ended March 31, 2020 and 2019, respectively. These costs generally included consulting and legal fees and were recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income. Payments for Merger-related costs were $161 million and $34 million for the three months ended March 31, 2020 and 2019, respectively, and were recognized within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

Financing

In connection with the entry into the Business Combination Agreement, T-Mobile USA, Inc. (“T-Mobile USA”) entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018 and on September 6, 2019, the

Index for Notes to the Condensed Consolidated Financial Statements
“Commitment Letter”). The funding of the debt facilities provided for in the Commitment Letter was subject to the satisfaction of the conditions set forth therein, including consummation of the Merger. Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, we drew down on our $19.0 billion New Secured Bridge Loan Facility and our $4.0 billion New Secured Term Loan Facility (each as defined below). We used the net proceeds from the draw down of the secured facilities to refinance certain existing debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing general corporate purposes of the combined company. See Note 7 – Debt for further information.

In connection with the financing provided for in the Commitment Letter, we incurred certain fees payable to the financial institutions. Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, we paid $355 million in Commitment Letter fees to certain financial institutions, of which $30 million were accrued for as of March 31, 2020, and were recognized in Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income. See Note 7 – Debt for further information.

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a Financing Matters Agreement, dated as of April 29, 2018 (the “Financing Matters Agreement”), pursuant to which DT agreed, among other things, to consent to, subject to certain conditions, certain amendments to certain existing debt owed to DT, in connection with the Merger. Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, we made a payment for requisite consents to DT of $13 million. There was no consent payment accrued as of March 31, 2020. See Note 7 – Debt for further information.

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement dated as of May 14, 2018 (the "Consent Solicitation Statement"), we obtained consents necessary to effect certain amendments to certain existing debt of us and our subsidiaries. Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, we made payments for requisite consents to third-party note holders of $95 million. There were no consent payments accrued as of March 31, 2020. See Note 7 – Debt for further information.

Regulatory Matters

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

On June 11, 2019, a number of state attorneys general filed a lawsuit against us, DT, Sprint, and SoftBank in the U.S. District Court for the Southern District of New York, alleging that the Merger, if consummated, would violate Section 7 of the Clayton Act and so should be enjoined. In connection with the lawsuit, we settled with certain state attorneys general by making commitments regarding our operations, employment and network capabilities in those states. See Note 11 - Commitments and Contingencies for further information. On February 11, 2020, the U.S. District Court for the Southern District of New York issued judgment in favor of us, Sprint, and the other defendants, concluding the Merger was not reasonably likely to reduce competition, and denying the plaintiffs’ request to enjoin the Merger.

On July 26, 2019, the U.S. Department of Justice (the “DOJ”) filed a complaint and a proposed final judgment (the “Consent Decree”) agreed to by us, DT, Sprint, SoftBank and DISH Network Corporation (“DISH”) with the U.S. District Court for the District of Columbia. The Consent Decree, which was approved by the Court on April 1, 2020, fully resolved the DOJ’s investigation into the Merger and requires the parties to, among other things, carry out the divestitures to be made pursuant to the Asset Purchase Agreement described below upon closing of the Merger.

On April 16, 2020, the California Public Utilities Commission voted unanimously to approve the Merger of our and Sprint’s operations within the state of California with several conditions, including requirements for faster speeds, broader coverage, job creation, and offerings for low-income customers.

Index for Notes to the Condensed Consolidated Financial Statements

Prepaid Transaction

On July 26, 2019, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sprint and DISH. We and Sprint are collectively referred to as the “Sellers.” Pursuant to the Asset Purchase Agreement, upon the terms and subject to the conditions thereof, following the consummation of the Merger, DISH will acquire Sprint’s prepaid wireless business, currently operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Telecommunications Company and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets (the “Prepaid Business”), and will assume certain related liabilities (the “Prepaid Transaction”). DISH will pay the Sellers $1.4 billion for the Prepaid Business, subject to a working capital adjustment. The consummation of the Prepaid Transaction is subject to customary closing conditions and is expected to close in the middle of 2020.

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

Note 3 – Receivables and Expected Credit Losses

Our portfolio of receivables is comprised of two portfolio segments: accounts receivable and EIP receivables.

Accounts Receivable Portfolio Segment

Our accounts receivable segment primarily consists of amounts currently due from customers, including service and leased device receivables, handset insurance administrators, wholesale partners, other carriers and third-party retail channels.

We estimate expected credit losses associated with our accounts receivable portfolio using an aging schedule methodology that utilizes historical information and current conditions to develop expected credit losses by aging bucket, including for receivables that are not past due.

To determine the appropriate credit loss percentages by aging bucket, we consider a number of factors, including our overall historical credit losses, net of recoveries and timely payment experience as well as current collection trends such as write-off frequency and severity, credit quality of the customer base, and other qualitative factors such as macro-economic conditions, including an expected economic slowdown or recession as a result of the COVID-19 pandemic.

We consider the need to adjust our estimate of expected credit losses for reasonable and supportable forecasts of future economic conditions. To do so, we monitor professional forecasts of changes in real U.S. gross domestic product and forecasts of consumer credit behavior for comparable credit exposures. We also periodically evaluate other economic indicators such as unemployment rates to assess their level of correlation with our historical credit loss statistics.

EIP Receivables Portfolio Segment

Based upon customer credit profiles, we classify the EIP receivables segment into two customer classes of “Prime” and “Subprime.” Prime customer receivables are those with lower credit risk and Subprime customer receivables are those with higher credit risk. Customers may be required to make a down payment on their equipment purchases. In addition, certain customers within the Subprime category are required to pay an advance deposit.

To determine a customer’s credit profile, we use a proprietary credit scoring model that measures the credit quality of a customer using several factors, such as credit bureau information, consumer credit risk scores and service and device plan characteristics.

Index for Notes to the Condensed Consolidated Financial Statements

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	March 31, 2020	December 31, 2019
EIP receivables, gross	$4,242	$4,582
Unamortized imputed discount	(268)	(299)
EIP receivables, net of unamortized imputed discount	3,974	4,283
Allowance for credit losses (1)	(201)	(100)
EIP receivables, net of allowance for credit losses and imputed discount	$3,773	$4,183
Classified on the balance sheet as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$2,406	$2,600
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	1,367	1,583
EIP receivables, net of allowance for credit losses and imputed discount	$3,773	$4,183
(1) Allowance for credit losses as of March 31, 2020, was impacted by the cumulative effect of initially applying the new credit loss standard on our receivables portfolio on January 1, 2020, of $91 million.

We manage our EIP receivables portfolio using delinquency and customer credit class as key credit quality indicators. The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class, and year of origination. As a part of the adoption of the new credit loss standard, we now disclose our EIP receivables portfolio disaggregated by origination year. The information is updated as of March 31, 2020.

	Originated in 2020		Originated in 2019		Originated prior to 2019		Total EIP Receivables, net of unamortized imputed discounts
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Grand total
Current - 30 days past due	$504	$519	$1,168	$1,082	$375	$234	$2,047	$1,835	$3,882
31 - 60 days past due	2	4	10	23	4	6	16	33	49
61 - 90 days past due	—	—	5	11	1	3	6	14	20
More than 90 days past due	—	—	4	10	2	7	6	17	23
EIP receivables, net of unamortized imputed discount	$506	$523	$1,187	$1,126	$382	$250	$2,075	$1,899	$3,974

We estimate expected credit losses on our EIP receivables by using historical data adjusted for current conditions to calculate default probabilities for our outstanding EIP loans. We consider various risk characteristics when calculating default probabilities, such as how long such loans have been outstanding, customer credit ratings, customer tenure, delinquency status and other correlated variables identified through statistical analyses. We multiply these estimated default probabilities by our estimated loss given default, which considers recoveries.

As we do for our accounts receivable portfolio segment, we consider the need to adjust our estimate of expected losses on EIP receivables for reasonable and supportable forecasts of economic conditions through monitoring of external professional forecasts and periodic internal statistical analyses, including the impact from an expected economic slowdown or recession as a result of the COVID-19 pandemic.

The EIP receivables had weighted average effective imputed interest rates of 8.8% as of both March 31, 2020 and December 31, 2019.

Index for Notes to the Condensed Consolidated Financial Statements
Activity for the three months ended March 31, 2020 and 2019, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	March 31, 2020			March 31, 2019
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$61	$399	$460	$67	$449	$516
Beginning balance adjustment due to implementation of the new credit loss standard	—	91	91	—	—	—
Bad debt expense	42	71	113	15	59	74
Write-offs, net of recoveries	(34)	(61)	(95)	(19)	(74)	(93)
Change in imputed discount on short-term and long-term EIP receivables	N/A	5	5	N/A	53	53
Impact on the imputed discount from sales of EIP receivables	N/A	(36)	(36)	N/A	(42)	(42)
Allowance for credit losses and imputed discount, end of period	$69	$469	$538	$63	$445	$508

Off-Balance-Sheet Credit Exposures

We do not have material, unmitigated off-balance-sheet credit exposures as of March 31, 2020. In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets included in our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

Note 4 – Sales of Certain Receivables

We have entered into transactions to sell certain service and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). The maximum funding commitment of the service receivable sale arrangement is $950 million. In February 2019, the service receivable sale arrangement was amended to extend the scheduled expiration date, as well as certain third-party credit support under the arrangement, to March 2021. As of March 31, 2020 and December 31, 2019, the service receivable sale arrangement provided funding of $895 million and $924 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

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

Index for Notes to the Condensed Consolidated Financial Statements
Variable Interest Entity

We determined that the Service VIE qualifies as a VIE as it lacks sufficient equity to finance its activities. We have a variable interest in the Service VIE but are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the Service VIE’s economic performance. Those activities include committing the Service VIE to legal agreements to purchase or sell assets, selecting which receivables are purchased in the service receivable sale arrangement, determining whether the Service VIE will sell interests in the purchased service receivables to other parties, funding of the entity and servicing of receivables. We do not hold the power to direct the key decisions underlying these activities. For example, while we act as the servicer of the sold receivables, which is considered a significant activity of the Service VIE, we are acting as an agent in our capacity as the servicer, and the counterparty to the service receivable sale arrangement has the ability to remove us as the servicing agent of the receivables at will with no recourse available to us. As we have determined we are not the primary beneficiary, the balances and results of the Service VIE are not included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to our variable interest in the Service VIE:

(in millions)	March 31, 2020	December 31, 2019
Other current assets	$353	$350
Accounts payable and accrued liabilities	54	25
Other current liabilities	355	342

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivable on a revolving basis (the “EIP sale arrangement”). The maximum funding commitment of the EIP sale arrangement is $1.3 billion, and the scheduled expiration date is November 2020. In February 2020, we amended the EIP sale arrangement to provide for an alternative advance rate methodology for the EIP accounts receivables sold in the EIP sale arrangement and to make certain other administrative changes.

Subsequent to March 31, 2020, on April 30, 2020, we agreed with the purchaser banks to update our collection policies to temporarily allow for flexibility for modifications to the accounts receivable sold that are impacted by COVID-19 and exclusion of such accounts receivable from all pool performance triggers.

As of both March 31, 2020 and December 31, 2019, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

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

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price, and liabilities included in our Condensed Consolidated Balance Sheets that relate to the EIP BRE:

(in millions)	March 31, 2020	December 31, 2019
Other current assets	$335	$344
Other assets	92	89
Other long-term liabilities	8	18

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

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of March 31, 2020 and December 31, 2019, our deferred purchase price related to the sales of service receivables and EIP receivables was $779 million and $781 million, respectively.

The following table summarizes the impact of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2020	December 31, 2019
Derecognized net service receivables and EIP receivables	$2,545	$2,584
Other current assets	688	694
of which, deferred purchase price	687	692
Other long-term assets	92	89
of which, deferred purchase price	92	89
Accounts payable and accrued liabilities	54	25
Other current liabilities	355	342
Other long-term liabilities	8	18
Net cash proceeds since inception	1,939	1,944
Of which:
Change in net cash proceeds during the year-to-date period	(5)	65
Net cash proceeds funded by reinvested collections	1,944	1,879

We recognized losses from sales of receivables, including adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price, of $25 million and $35 million for the three months ended March 31, 2020 and 2019, respectively, in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income.

Continuing Involvement

Pursuant to the sale arrangements described above, we have continuing involvement with the service receivables and EIP receivables we sell as we service the receivables and are required to repurchase certain receivables, including ineligible

Index for Notes to the Condensed Consolidated Financial Statements
receivables, aged receivables and receivables where write-off is imminent. We continue to service the customers and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections on sold receivables may be reinvested in new receivable sales. At the direction of the purchasers of the sold receivables, we apply the same policies and procedures while servicing the sold receivables as we apply to our owned receivables, and we continue to maintain normal relationships with our customers. Pursuant to the EIP sale arrangement, under certain circumstances, we are required to deposit cash or replacement EIP receivables primarily for contracts terminated by customers under our JUMP! Program.

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.1 billion as of March 31, 2020. The maximum exposure to loss, which is a required disclosure under U.S. GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery. We believe the probability of these circumstances occurring is remote and the maximum exposure to loss is not an indication of our expected loss.

Note 5 - Spectrum License Transactions

In March 2020, the FCC announced that we were the winning bidder of 2,384 licenses in Auction 103 (37/39 GHz and 47 GHz spectrum bands) for an aggregate price of $873 million, net of an incentive payment of $59 million. At the inception of Auction 103 in October 2019, we deposited $82 million with the FCC. Upon conclusion of Auction 103 in March 2020, we made a down payment of $93 million for the purchase price of the licenses won in the auction.

The deposit and down payment are included in Other current assets as of March 31, 2020, in our Condensed Consolidated Balance Sheets. Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020.

Subsequent to March 31, 2020, on April 8, 2020, we paid the FCC the remaining $698 million of the purchase price for the licenses won in the auction.

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
In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. The fair value of interest rate lock derivatives was a liability of $2.3 billion and $1.2 billion as of March 31, 2020 and December 31, 2019, respectively, and was included in Other current liabilities in our Condensed Consolidated Balance Sheets. For the three months ended March 31, 2020 and 2019, no amounts were accrued or amortized into Interest expense in the Condensed Consolidated Statements of Comprehensive Income. Aggregate changes in fair value, net of tax, of $1.7 billion and $868 million are presented in Accumulated other comprehensive loss as of March 31, 2020 and December 31, 2019, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
In November 2019, we extended the mandatory termination date on our interest rate lock derivatives to June 3, 2020. For the three months ended March 31, 2020, we made net collateral transfers to certain of our derivative counterparties totaling $580 million, which included variation margin transfers to (or from) such derivative counterparties based on daily market movements. These collateral transfers are included in Other current assets in our Condensed Consolidated Balance Sheets and in Net cash related to derivative contracts under collateral exchange arrangements within Net cash used in investing activities in our Condensed Consolidated Statements of Cash Flows.
In March 2020, we received floating rate payments from our derivative counterparties totaling $46 million. These floating rate payments were recognized as an increase to the interest rate lock derivatives liability included in Other current liabilities in our Condensed Consolidated Balance Sheets and in changes in Other current and long-term liabilities within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.
Subsequent to March 31, 2020, during April 2 to April 6, 2020, in connection with the issuance of senior secured notes, we terminated our interest rate lock derivatives. See Note 7 - Debt for further information regarding the issuance of senior secured notes. At the time of termination, the interest rate lock derivatives were a liability of $2.3 billion, $1.2 billion of which was cash-collateralized. Consequently, the net cash out flow required to settle the interest rate lock derivatives was an additional $1.1 billion and was paid at termination. Total cash payments to settle the swaps of $2.3 billion will be presented in changes in Other current and long-term liabilities within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. The return of cash collateral of $1.2 billion will be presented as an inflow in Net cash related to derivative contracts under collateral exchange arrangements within Net cash used in investing activities.
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

The carrying amounts and fair values of our assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	March 31, 2020		December 31, 2019
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Deferred purchase price assets	3	$779	$779	$781	$781

Long-term Debt

The fair value of our Senior Notes to third parties was determined based on quoted market prices in active markets, and therefore was classified as Level 1 within the fair value hierarchy. The fair values of our Senior Notes to affiliates and Incremental Term Loan Facility to affiliates were determined based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. Accordingly, our Senior Notes to affiliates and Incremental Term Loan Facility to affiliates were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates and Incremental Term Loan Facility to affiliates. The fair value estimates were based on information available as of March 31, 2020, and December 31, 2019. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange. As of March 31, 2020, the carrying value of the Incremental Term Loan Facility to affiliates, $2.0 billion of 5.300% Senior Notes to affiliates due 2021 and $2.0 billion of 6.000% Senior Notes to Affiliates due 2024 equated the fair value as the debt was repaid at par value on April 1, 2020, in connection with the closing of the Merger.

Index for Notes to the Condensed Consolidated Financial Statements
The carrying amounts and fair values of our short-term and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	March 31, 2020		December 31, 2019
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$10,959	$11,325	$10,958	$11,479
Senior Notes to affiliates	2	9,987	10,184	9,986	10,366
Incremental Term Loan Facility to affiliates	2	4,000	4,000	4,000	4,000

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

The carrying amounts of our guarantee liabilities measured at fair value on a non-recurring basis included in our Condensed Consolidated Balance Sheets were $59 million and $62 million as of March 31, 2020, and December 31, 2019, respectively.

The total estimated remaining gross EIP receivable balances of all enrolled handset upgrade program customers, which are the remaining EIP amounts underlying the JUMP! guarantee, including EIP receivables that have been sold, was $2.9 billion as of March 31, 2020. This is not an indication of our expected loss exposure as it does not consider the expected fair value of the used handset or the probability and timing of the trade-in.

Note 7 – Debt

Commitment Letter

In connection with the entry into the Business Combination Agreement, T-Mobile USA entered into the Commitment Letter, with certain financial institutions named therein that committed to provide up to $27.0 billion in secured debt financing through May 1, 2020, including a $4.0 billion secured revolving credit facility, a $4.0 billion secured term loan facility, and a $19.0 billion secured bridge loan facility. The funding of the debt facilities provided for in the Commitment Letter was subject to the satisfaction of the conditions set forth therein, including consummation of the Merger.

Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, T-Mobile USA and certain of its affiliates, as guarantors, entered into a Bridge Loan Credit Agreement (the “Bridge Loan Credit Agreement”) with certain financial institutions named therein, providing for a $19.0 billion secured bridge loan facility (“New Secured Bridge Loan Facility”). The New Secured Bridge Loan Facility bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 1.25% and matures on March 31, 2021.

Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, T-Mobile USA and certain of its affiliates, as guarantors, entered into a Credit Agreement (the “New Credit Agreement”) with certain financial institutions named therein, providing for a $4.0 billion secured term loan facility (“New Secured Term Loan Facility”) and a $4.0 billion revolving credit facility (“New Revolving Credit Facility”). The New Secured Term Loan Facility bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 3.00% and matures on April 1, 2027. The New Revolving Credit Facility bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 1.25% with the margin subject to a reduction to 1.00% if T-Mobile’s Total First Lien Net Leverage Ratio (as defined in the New Credit Agreement) is less than or equal to 0.75 to 1.00. The commitments under the New Revolving Credit Facility mature on April 1, 2025. The New Credit Agreement contains customary representations, warranties and covenants, including a financial maintenance covenant of 3.3x with respect to T-Mobile’s Total First Lien Net Leverage Ratio and excess cash flow prepayment requirements commencing in 2021.

Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, we drew down on our $19.0 billion New Secured Bridge Loan Facility and our $4.0 billion New Secured Term Loan Facility. We used the net proceeds of $22.6 billion from the draw down of the secured facilities to repay our $4.0 billion Incremental Term Loan Facility with DT and to repurchase from DT $4.0 billion of indebtedness to affiliates, consisting of $2.0 billion of 5.300% Senior Notes due 2021

Index for Notes to the Condensed Consolidated Financial Statements
and $2.0 billion of 6.000% Senior Notes due 2024, as well as to redeem certain debt of Sprint and Sprint’s subsidiaries, including the secured term loans due 2024 with a total principal amount outstanding of $5.9 billion, accounts receivable facility with a total amount outstanding of $2.3 billion, and Sprint Corporation 7.250% Guaranteed Notes due 2028 with a total principal amount outstanding of $1.0 billion, and for post-closing general corporate purposes of the combined company.

In connection with the financing provided for in the Commitment Letter, we incurred certain fees payable to the financial institutions, including certain financing fees on the secured term loan commitment and fees for structuring, funding, and providing the commitments. Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, we paid $355 million in Commitment Letter fees to certain financial institutions, of which $30 million were accrued for as of March 31, 2020, and were recognized in Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income.

Subsequent to March 31, 2020, on April 9, 2020, T-Mobile USA and certain of its affiliates, as guarantors, issued $3.0 billion of 3.500% Senior Secured Notes due 2025, $4.0 billion of 3.750% Senior Secured Notes due 2027, $7.0 billion of 3.875% Senior Secured Notes due 2030, $2.0 billion of 4.375% Senior Secured Notes due 2040, and $3.0 billion of 4.500% Senior Secured Notes due 2050 and used the net proceeds of $18.8 billion together with cash on hand to repay at par all of the outstanding amounts under, and terminate, our $19.0 billion New Secured Bridge Loan Facility. Additionally, in connection with the repayment of our New Secured Bridge Loan Facility, we received a reimbursement of $71 million, which represents a portion of the Commitment Letter fees that were paid to certain financial institutions when we drew down on the New Secured Bridge Loan Facility on April 1, 2020.

Financing Matters Agreement

Pursuant to the Financing Matters Agreement, DT agreed, among other things, to consent to the incurrence by T-Mobile USA of secured debt in connection with and after the consummation of the Merger, and to provide a lock up on sales thereby as to certain senior notes of T-Mobile USA held thereby. In addition, T-Mobile USA agreed, among other things:

•To repay and terminate, upon closing of the Merger, the Incremental Term Loan Facility and the revolving credit facility of T-Mobile USA which are provided by DT;
•To repurchase $2.0 billion of 5.300% Senior Notes to affiliates due 2021 and $2.0 billion of 6.000% Senior Notes to affiliates due 2024; and
•Upon closing of the Merger, to amend the $1.25 billion of 5.125% Senior Notes due 2025 and $1.25 billion of 5.375% Senior Notes due 2027, which represent indebtedness to affiliates, to change the maturity dates thereof to April 15, 2021 and April 15, 2022, respectively (the “2025 and 2027 Amendments”).

In connection with receiving the requisite consents, we made upfront payments to DT of $7 million during the second quarter of 2018. These payments were recognized as a reduction to Long-term debt to affiliates in our Condensed Consolidated Balance Sheets.

In accordance with the consents received from DT, on December 20, 2018, T-Mobile USA, the guarantors and Deutsche Bank Trust Company Americas, as trustee, executed and delivered the 38th supplemental indenture to the Indenture, pursuant to which, with respect to certain T-Mobile USA Senior Notes held by DT, the Debt Amendments (as defined below under “Consents on Debt to Third Parties”) and the 2025 and 2027 Amendments would become effective immediately prior to the consummation of the Merger.

Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, we repaid our $4.0 billion Incremental Term Loan Facility with DT and repurchased from DT $4.0 billion of indebtedness to affiliates, consisting of $2.0 billion of 5.300% Senior Notes due 2021 and $2.0 billion of 6.000% Senior Notes due 2024, as described above, as well as made an additional payment for requisite consents to DT of $13 million. There was no consent payment accrued as of March 31, 2020.

Index for Notes to the Condensed Consolidated Financial Statements

Consents on Debt to Third Parties

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement, we obtained consents necessary to effect certain amendments to our Senior Notes to third parties in connection with the Business Combination Agreement. Pursuant to the Consent Solicitation Statement, third-party note holders agreed, among other things, to consent to increasing the amount of Secured Indebtedness under Credit Facilities that can be incurred from the greater of $9.0 billion and 150% of Consolidated Cash Flow to the greater of $9.0 billion and an amount that would not cause the Secured Debt to Cash Flow Ratio (calculated net of cash and cash equivalents) to exceed 2.00x (the “Ratio Secured Debt Amendments”) and in each case as such capitalized term is defined in the Indenture. In connection with receiving the requisite consents for the Ratio Secured Debt Amendments, we made upfront payments to third-party note holders of $17 million during the second quarter of 2018. These payments were recognized as a reduction to Long-term debt in our Condensed Consolidated Balance Sheets. These upfront payments increased the effective interest rate of the related debt.

In addition, note holders agreed, among other things, to allow certain entities related to Sprint’s existing spectrum securitization notes program (“Existing Sprint Spectrum Program”) to be non-guarantor Restricted Subsidiaries, provided that the principal amount of the spectrum notes issued and outstanding under the Existing Sprint Spectrum Program does not exceed $7.0 billion and that the principal amount of such spectrum notes reduces the amount available under the Credit Facilities ratio basket, and to revise the definition of GAAP to mean generally accepted accounting principles in effect from time to time, unless the Company elects to “freeze” GAAP as of any date, and to exclude the effect of the changes in the accounting treatment of lease obligations (the “Existing Sprint Spectrum and GAAP Amendments,” and together with the Ratio Secured Debt Amendments, the “Debt Amendments”). In connection with receiving the requisite consents for the Existing Sprint Spectrum and GAAP Amendments, we made upfront payments to third-party note holders of $14 million during the second quarter of 2018. These payments were recognized as a reduction to Long-term debt in our Condensed Consolidated Balance Sheets. These upfront payments increased the effective interest rate of the related debt.

In connection with obtaining the requisite consents, on May 20, 2018, T-Mobile USA, the guarantors and Deutsche Bank Trust Company Americas, as trustee, executed and delivered the 37th supplemental indenture to the Indenture, pursuant to which, with respect to each of the Notes, the Debt Amendments would become effective immediately prior to the consummation of the Merger.

We paid third-party bank fees associated with obtaining the requisite consents related to the Debt Amendments of $6 million during the second quarter of 2018, which we recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income. Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, we made additional payments to third-party note holders for requisite consents related to the Ratio Secured Debt Amendments of $54 million and related to the Existing Sprint Spectrum and GAAP Amendments of $41 million. There were no consent payments accrued as of March 31, 2020.

Note 8 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communications services to three primary categories of customers:

•Branded postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, wearables, DIGITS, or other connected devices which includes tablets and SyncUP products;
•Branded prepaid customers generally include customers who pay for wireless communications services in advance. Our branded prepaid customers include customers of T-Mobile and Metro by T-Mobile; and
•Wholesale customers include Machine-to-Machine and Mobile Virtual Network Operator customers that operate on our network but are managed by wholesale partners.

Index for Notes to the Condensed Consolidated Financial Statements

Branded postpaid service revenues, including branded postpaid phone revenues and branded postpaid other revenues, were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Branded postpaid service revenues
Branded postpaid phone revenues	$5,577	$5,183
Branded postpaid other revenues	310	310
Total branded postpaid service revenues	$5,887	$5,493

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

Equipment revenues from the lease of mobile communication devices were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Equipment revenues from the lease of mobile communication devices	$165	$161

Contract Balances

The opening and closing balances of our contract asset and contract liability balances from contracts with customers as of December 31, 2019 and March 31, 2020, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2019	$63	$560
Balance as of March 31, 2020	59	534
Change	$(4)	$(26)

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract. The change in the contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment which is recognized as bad debt expense. The current portion of our Contract Assets of approximately $45 million and $50 million as of March 31, 2020 and December 31, 2019, respectively, was included in Other current assets in our Condensed Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. The change in contract liabilities is primarily related to the volume and rate plans of active prepaid subscribers. Contract liabilities are included in Deferred revenue in our Condensed Consolidated Balance Sheets.

Revenues for the three months ended March 31, 2020 and 2019, include the following:

	Three Months Ended March 31,
(in millions)	2020	2019
Amounts included in the beginning of year contract liability balance	$528	$560

Remaining Performance Obligations

As of March 31, 2020, the aggregate amount of transaction price allocated to remaining service performance obligations for branded postpaid contracts with promotional bill credits that result in an extended service contract is $157 million. We expect to recognize this revenue as service is provided over the extended contract term in the next 24 months.

Certain of our wholesale, roaming and other service contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of March 31, 2020, the aggregate amount of the contractual minimum consideration for wholesale, roaming and other service contracts is $998 million,

Index for Notes to the Condensed Consolidated Financial Statements
$1.0 billion and $917 million for 2021, 2022 and 2023 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to ten years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of monthly service contracts.

Contract Costs

The total balance of deferred incremental costs to obtain contracts was $887 million and $906 million as of March 31, 2020 and December 31, 2019, respectively. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs is included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income and was $205 million and $116 million for the three months ended March 31, 2020 and 2019, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three months ended March 31, 2020 and 2019.

Note 9 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2020	2019
Net income	$951	$908

Weighted average shares outstanding - basic	858,148,284	851,223,498
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	7,850,248	7,419,983
Weighted average shares outstanding - diluted	865,998,532	858,643,481

Earnings per share - basic	$1.11	$1.07
Earnings per share - diluted	$1.10	$1.06

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	1,807,812	266,452

As of March 31, 2020, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of March 31, 2020 and 2019. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

Subsequent to March 31, 2020, on April 1, 2020, we completed our Merger with Sprint. Upon completion of the Merger, we issued 373,396,310 shares of T-Mobile common stock to Sprint shareholders. See Note 2 - Business Combination for further information.

Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, we amended and restated the Company’s certificate of incorporation in the form of the Fifth Amended and Restated Certificate of Incorporation (the “Restated Certificate”). Pursuant to the Restated Certificate, the authorized capital stock of T-Mobile consists of 2,000,000,000 shares of T-Mobile common stock and 100,000,000 shares of preferred stock, par value $0.00001 per share.

Note 10 - Leases

Lessee

We are a lessee for non-cancelable operating and financing leases for cell sites, switch sites, retail stores and office facilities with contractual terms that generally extend through 2029. The majority of cell site leases have an initial non-cancelable term of five to ten years with several renewal options that can extend the lease term from five to thirty-five years. In addition, we have

Index for Notes to the Condensed Consolidated Financial Statements
financing leases for network equipment that generally have a non-cancelable lease term of two to five years; the financing leases do not have renewal options and contain a bargain purchase option at the end of the lease.

The components of lease expense were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Operating lease expense	$684	$602
Financing lease expense:
Amortization of right-of-use assets	145	113
Interest on lease liabilities	20	20
Total financing lease expense	165	133
Variable lease expense	62	65
Total lease expense	$911	$800

Information relating to the lease term and discount rate is as follows:

March 31, 2020
Weighted Average Remaining Lease Term (Years)
Operating leases	6
Financing leases	3
Weighted Average Discount Rate
Operating leases	4.7%
Financing leases	3.9%

Maturities of lease liabilities as of March 31, 2020, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending March 31,
2021	$2,636	$976
2022	2,605	722
2023	2,294	369
2024	1,929	97
2025	1,626	68
Thereafter	3,561	100
Total lease payments	14,651	2,332
Less imputed interest	2,000	138
Total	$12,651	$2,194

Interest payments for financing leases for both the three months ended March 31, 2020 and 2019, were $20 million.

As of March 31, 2020, we have additional operating leases for cell sites and commercial properties that have not yet commenced with future lease payments of approximately $310 million.

As of March 31, 2020, we were contingently liable for future ground lease payments related to the Tower Obligations. These contingent obligations are not included in the above table as the amounts owed are contractually owed by Crown Castle International Corp. based on the subleasing arrangement. See Note 9 - Tower Obligations in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information.

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

The components of leased wireless devices under our JUMP! On Demand program were as follows:

(in millions)	March 31, 2020	December 31, 2019
Leased wireless devices, gross	$1,223	$1,139
Accumulated depreciation	(404)	(407)
Leased wireless devices, net	$819	$732

For equipment revenues from the lease of mobile communication devices, see Note 8 - Revenue from Contracts with Customers.

Future minimum payments expected to be received over the lease term related to the leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Total
Twelve Months Ending March 31,
2021	$456
2022	86
Total	$542

Note 11 – Commitments and Contingencies

Interest rate lock derivatives

We have entered into interest rate lock derivatives with notional amounts of $9.6 billion. These interest rate lock derivatives were designated as cash flow hedges to reduce variability in cash flows due to changes in interest payments attributable to increases or decreases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. The fair value of interest rate lock derivatives as of March 31, 2020, was a liability of $2.3 billion and was included in Other current liabilities in our Condensed Consolidated Balance Sheets. Subsequent to March 31, 2020, during April 2 to April 6, 2020, in connection with the issuance of senior secured notes, we terminated our interest rate lock derivatives. See Note 6 – Fair Value Measurements for further information.

Merger Commitments
The contractual commitments and purchase obligations of Sprint were assumed upon the completion of the Merger. These contractual commitments and purchase obligations are primarily commitments to purchase wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business.

Due to the limited time since the acquisition date and restrictions on access to Sprint information arising from antitrust considerations prior to the closing of the Merger, quantification and assessment of commitments and obligations under the assumed contracts is not yet complete.

In connection with the regulatory proceedings and approvals of the Transactions, we made commitments to various state and federal agencies, including the DOJ and FCC. These commitments include, among other things, extensive 5G network build-out commitments, obligations to deliver high-speed wireless services to the vast majority of Americans, including Americans residing in rural areas, and the marketing of an in-home broadband product where spectrum capacity is available. Other commitments relate to national security, pricing, service and device availability to specified percentages of certain state populations, employment and support of diversity initiatives. Many of the commitments specify time frames for compliance. Failure to fulfill our obligations under these commitments in a timely manner could result in substantial fines, penalties, or other legal and administrative actions.

Index for Notes to the Condensed Consolidated Financial Statements
Contingencies and Litigation

Litigation Matters

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC (“FCC NAL”), which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. We recorded an accrual for an estimated payment amount as of March 31, 2020, which was included in Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets.

We are involved in various lawsuits and disputes, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce FCC rules and regulations. The Litigation Matters described above have progressed to various stages and some of them may proceed to trial, arbitration, hearing or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate, which is reflected in the condensed consolidated financial statements but that is not considered to be, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including but not limited to uncertainty concerning legal theories and their resolution by courts or regulators, uncertain damage theories and demands, and a less than fully developed factual record. While we do not expect that the ultimate resolution of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, an unfavorable outcome of some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

Note 12 – Subsequent Events

On April 1, 2020, we closed on the Merger to combine T-Mobile and Sprint pursuant to the Business Combination Agreement dated April 29, 2018. As a result, Sprint became a wholly-owned consolidated subsidiary of T-Mobile and we issued 373,396,310 shares of T-Mobile common stock to Sprint shareholders. Subsequently, on April 22, 2020, we filed a Form S-8 to register a total of 25,304,224 shares of common stock, representing those covered by the Sprint Plans that T-Mobile assumed in connection with the closing of the Merger. See Note 2 - Business Combinations for further information.

On April 1, 2020, in connection with the closing of the Merger, we drew down on our $19.0 billion New Secured Bridge Loan Facility and our $4.0 billion New Secured Term Loan Facility under the terms of the Bridge Loan Credit Agreement and New Credit Agreement, respectively, with certain financial institutions. We used the net proceeds to redeem certain debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing general corporate purposes of the combined company. Subsequently, on April 9, 2020, we repaid our $19.0 billion New Secured Bridge Loan Facility with the net proceeds of an offering of senior secured notes together with cash on hand. See Note 7 - Debt for further information. During April 2 to April 6, 2020, in connection with the issuance of senior secured notes, we terminated our interest rate lock derivatives. See Note 6 – Fair Value Measurements for further information.

On April 8, 2020, we paid the FCC the remaining $698 million of the purchase price for the 2,384 licenses won in Auction 103 (37/39 GHz and 47 GHz spectrum bands). See Note 5 - Spectrum License Transactions for further information.

On April 16, 2020, the California Public Utilities Commission voted unanimously to approve the merger of our and Sprint’s operations within the state of California. See Note 2 - Business Combinations for further information.

On April 30, 2020, we agreed with the purchaser banks to update our collection policies to temporarily allow for flexibility for modifications to the accounts receivable sold that are impacted by COVID-19 and exclusion of such accounts receivable from all pool performance triggers. See Note 4 - Sales of Certain Receivables for further information.

In April, we extended our commitment to the FCC’s Keep Americans Connected Pledge to June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part II, Item 1A below, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•failure to realize the expected benefits and synergies of the merger (the “Merger”) with Sprint Corporation (“Sprint”), pursuant to the Business Combination Agreement with Sprint and the other parties named therein (as amended, the “Business Combination Agreement”) and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) in the expected timeframes, in part or at all;
•adverse economic, political or market conditions in the U.S. and international markets, including those caused by the COVID-19 pandemic, and the impact that any of the foregoing may have on us and our customers and other stakeholders;
•costs of or difficulties in integrating Sprint’s network and operations into our network and operations, including intellectual property and communications systems, administrative and information technology infrastructure and accounting, financial reporting and internal control systems;
•changes in key customers, suppliers, employees or other business relationships as a result of the consummation of the Transactions;
•the risk that our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective;
•the effects of the material weakness in Sprint’s internal control over financial reporting or the identification of any additional material weaknesses as we complete our assessment of the Sprint control environment;
•the risk of future material weaknesses resulting from the differences between T-Mobile’s and Sprint’s internal controls environments as we work to integrate and align guidelines and practices;
•the impacts of the actions we have taken and conditions we have agreed to in connection with the regulatory proceedings and approvals of the Transactions including the planned Prepaid Transaction (as defined in Note 2 - Business Combinations of the Notes to the Condensed Consolidated Financial Statements) and ongoing commercial and transition services arrangements to be entered into in connection with such Prepaid Transaction, which we announced on July 26, 2019 (collectively, the “Divestiture Transaction”), a stipulation and order and proposed final judgment with the U.S. Department of Justice, which we and Sprint announced on July 26, 2019 (the “Consent Decree”), the proposed commitments filed with the Secretary of the FCC, which we announced on May 20, 2019 (the “FCC Commitments”), certain national security commitments and undertakings, and any other commitments or undertakings entered into, including but not limited to those we have made to certain states and nongovernmental organizations (collectively, the “Government Commitments”);
•the assumption of significant liabilities, including the liabilities of Sprint in connection with, and significant costs, including financing costs, related to the Transactions;
•our ability to make payments on debt or to repay existing or future indebtedness when due or to comply with the covenants contained therein;
•adverse changes in the ratings of our debt securities or adverse conditions in the credit markets;
•natural disasters, public health crises, including the COVID-19 pandemic, terrorist attacks or similar incidents;
•competition, industry consolidation and changes in the market for wireless services, which could negatively affect our ability to attract and retain customers;
•the effects of any future merger, investment, or acquisition involving us, as well as the effects of mergers, investments or acquisitions in the technology, media and telecommunications industry;
•breaches of our and/or our third-party vendors’ networks, information technology and data security, resulting in unauthorized access to customer confidential information;
•inability to implement and maintain effective cybersecurity measures over critical business systems;

•challenges in implementing our business strategies or funding our operations, including payment for additional spectrum or network upgrades;
•the impact on our networks and business from major system and network failures;
•difficulties in managing growth in wireless data services, including network quality;
•material changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;
•the timing, scope and financial impact of our deployment of advanced network and business technologies;
•the occurrence of high fraud rates related to device financing, customer credit cards, dealers, subscriptions, or account take over fraud;
•our inability to retain and hire key personnel;
•any changes in the regulatory environments in which we operate, including any increase in restrictions on the ability to operate our networks and changes in data privacy laws;
•unfavorable outcomes of existing or future litigation or regulatory actions, including litigation or regulatory actions related to the Transactions;
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
•any disruption or failure of third parties (including key suppliers) to provide products or services;
•material adverse changes in labor matters, including labor campaigns, negotiations or additional organizing activity, and any resulting financial, operational and/or reputational impact;
•changes in accounting assumptions that regulatory agencies, including the U.S. Securities and Exchange Commission (the “SEC”), may require, which could result in an impact on earnings; and
•interests of our significant stockholders that may differ from the interests of other stockholders.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. In this Form 10-Q, unless the context indicates otherwise, references to “T-Mobile,” “our Company,” “the Company,” “we,” “our,” and “us” refer to T-Mobile US, Inc. as a standalone company prior to April 1, 2020, the date we completed the Merger with Sprint, and on and after April 1, 2020, refer to the combined company as a result of the Merger.

Investors and others should note that we announce material financial and operational information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We intend to also use certain social media accounts as means of disclosing information about us and our services and for complying with our disclosure obligations under Regulation FD (the @TMobileIR Twitter account (https://twitter.com/TMobileIR) and the @MikeSievert Twitter (https://twitter.com/MikeSievert) account, which Mr. Sievert also uses as a means for personal communications and observations). The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these social media channels in addition to following our press releases, SEC filings and public conference calls and webcasts. The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time as listed on our investor relations website.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three months ended March 31, 2020, included in Part I, Item 1 of this Form 10-Q and audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Business Overview

Sprint Transactions

On April 1, 2020, we closed on the Merger to combine T-Mobile and Sprint, pursuant to the Business Combination Agreement dated, April 29, 2018. Immediately following the Merger and the surrender of the SoftBank Specified Shares Amount pursuant to the Letter Agreement (each as defined in Note 2 - Business Combinations of the Notes to the Condensed Consolidated Financial Statements), Deutsche Telekom AG (“DT”) and SoftBank Group Corp. (“SoftBank”) held, directly or indirectly, approximately 43.6% and 24.7%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 31.7% of the outstanding T-Mobile common stock held by other stockholders.

For more information regarding our Business Combination Agreement, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Debt Transactions

On April 1, 2020, in connection with the closing of the Merger, we drew down on our $19.0 billion bridge loan facility and $4.0 billion term loan facility. We used the net proceeds to repay certain of our indebtedness to DT and redeem certain debt of Sprint and its subsidiaries.

On April 9, 2020, we issued senior notes in an aggregate amount of $19.0 billion. We used the proceeds to repay the bridge loan facility.

For more information regarding our debt transactions, see Note 7 - Debt of the Notes to the Condensed Consolidated Financial Statements.

Accounting Pronouncements Adopted During the Current Year

Receivables and Expected Credit Losses

On January 1, 2020, we adopted the new credit loss standard. See Note 1 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for information regarding the impact of our adoption of the new credit loss standard.

Cloud Computing Arrangements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” On January 1, 2020, we adopted the standard. See Note 1 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for information regarding the impact of our adoption of the standard.

Income Taxes

In December 2019, the FASB issued Accounting Standard Update 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” On January 1, 2020, we adopted the standard. See Note 1 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for information regarding the impact of our adoption of the standard.

Guarantor Financial Information

On March 2, 2020, the SEC adopted amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities, as well for affiliates whose securities collateralize a registrant’s securities. The amendments revise Rules 3-10 and 3-16 of Regulation S-X, and relocate part of Rule 3-10 and all of Rule 3-16 to the new Article 13 in Regulation S-X, which is comprised of new Rules 13-01 and 13-02. See Note 1 - Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for information regarding the impact of our adoption of the requirements of the amendments.

COVID-19 Pandemic

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in the U.S. and international debt and equity markets. The impact of COVID-19 has been wide-ranging, including, but not limited to, the temporary closures of many businesses, “shelter in place” orders, travel restrictions, social distancing guidelines and other governmental, business and individual actions taken in response to the COVID-19 pandemic. These restrictions have impacted, and will continue to impact, our business, including the demand for our products and services and the ways in which our customers use them. In addition, the COVID-19 pandemic has resulted in economic uncertainty and a significant increase in unemployment in the United States, which could affect our customers’ purchasing decisions and ability to make timely payments.

As a critical communications infrastructure provider as designated by the government, our focus has been on ensuring the safety and well-being of our employees while providing crucial connectivity to our customers and impacted communities.

Our Response

We have taken a variety of steps to protect the health and well-being of our workforce and customers to help mitigate the impact of COVID-19:

To Protect and Support Our Employees

•Before the merger, in mid-March, approximately 80% of T-Mobile and 70% of Sprint company-owned store locations, as well as many third-party retailer locations, which sell our T-Mobile, Metro by T-Mobile and Sprint brands, were closed. In compliance with the regulations of various states, we have since reopened a number of our previously closed stores;
•We supplemented pay for certain of our employees and commissions for third-party dealers impacted by COVID-19 and provided access to incremental paid time off for employees experiencing symptoms, taking care of children who were home due to school closures or caring for individuals impacted by COVID-19;
•We implemented remote working arrangements for many employees with more than 14,000 T-Mobile and Sprint internal care employees and over 29,000 T-Mobile and Sprint global care employees transitioned to a work-from-home environment as of May 1, 2020 and we encouraged our corporate and administrative employees to work remotely if possible; and
•To keep our employees safe, we perform incremental deep cleaning and keep additional hygiene and cleaning products stocked in the stores that remain open and we are endeavoring to follow the guidance from the Centers for Disease Control and Prevention, World Health Organization and other authorities and health officials.

To Keep Our Customers Connected

•We are committed to the FCC’s Keep Americans Connected pledge, which we’ve extended to June 30, 2020. We pledged to:
•Not terminate service to any residential or small business customers because of their inability to pay their bills due to disruptions caused by the COVID-19 pandemic; and
•Waive any late fees that any residential or small business customers incur because of their economic circumstances related to the COVID-19 pandemic.
•We also took additional temporary steps to ensure that all current T-Mobile customers that have data plans are provided the connectivity they need to learn and work remotely during the pandemic, including:
•Providing unlimited high-speed smartphone data to current customers as of March 13, 2020 who have legacy plans without unlimited high-speed data (excluding roaming) through June 30, 2020;
•Giving T-Mobile postpaid and Metro by T-Mobile customers on smartphone plans with mobile hotspot data the ability to add 10GB of Smartphone Mobile HotSpot each month (20GB total) through June 30, 2020;
•Working with our Lifeline partners to provide customers up to 5GB per month of free data through June 30, 2020;

•Increasing the data allowance, at no extra charge, to schools and students using our EmpowerED digital learning program to ensure each participant has access to at least 20GB of data per month through June 30, 2020; and
•Providing free international calling to landlines (and in many cases mobile numbers) to countries that were significantly impacted by COVID-19 through May 13, 2020.
•We launched T-Mobile Connect, a new, competitive $15 per month prepaid option, in March 2020, ahead of schedule to provide a reliable, low-cost connection for many Americans facing financial strain.
•We partnered with multiple spectrum holders and the FCC to successfully deploy additional 600 MHz spectrum on a temporary basis, effectively doubling total 600 MHz LTE capacity across the nation to help ensure customers can stay connected during this critical time; and
•We are committed to keeping our network fully operational as an essential service to first responders, 911 communications and our customers and have continued to expand our 5G network while adhering to all governmental guidelines.

We continue to monitor the COVID-19 pandemic and its impacts and may adjust our steps as needed to meet the needs of our employees and customers and to continue to provide our products and services.

Impact on Results of Operations and Performance Measures for the Three Months Ended March 31, 2020

For the three months ended March 31, 2020, we incurred $117 million, before taxes, in supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs, which are included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income. Substantially all of these costs were incurred during March, as COVID-19 had a minimal impact on our expenses in January and February. These costs have been excluded from the calculation of Adjusted EBITDA, a non-GAAP financial measure, as they represent direct, incremental costs as a result of our response to COVID-19 that we do not consider to be indicative of our ongoing operating performance. See “Adjusted EBITDA” in the “Performance Measures” section of this MD&A.

Additional impacts of COVID-19 for the three months ended March 31, 2020, which primarily impacted our results during March, include:
•Lower net customer additions due to reduced demand from social distancing rules and retail store closures, which impacted our ability to sell devices and to persuade potential customers to switch to our network during the crisis;
•Lower branded postpaid phone and branded prepaid churn due to social distancing rules and retail store closures;
•Lower Total service revenues from lower net customer additions and customer concessions as part of our commitments to the FCC’s Keep Americans Connected pledge and other efforts to keep our customers connected;
•Lower Equipment revenues and lower Cost of equipment sales due to reduced demand from social distancing rules and retail store closures, which impacted our ability to sell devices; and
•Higher bad debt expense due to the recording of estimated losses associated with the adoption of the new credit loss standard and the macro-economic impacts of COVID-19. Late in the first quarter of 2020, we noticed an increase in the number of delinquent payments across our retail and business customers base.

Expected Continued Impact on Results of Operations and Performance Measures

We will continue to monitor developments regarding the COVID-19 pandemic and evaluate the appropriate steps we need to take as a business to align with guidelines from state, local and federal government agencies to do what is best for our employees and customers. We expect our business, liquidity, financial condition, and operating results to continue to be adversely impacted by the COVID-19 pandemic for the remainder of 2020 and thereafter. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous future developments that we are not able to predict at this time, including the duration and scope of the pandemic, the success of governmental, business and individual actions that have been and continue to be taken in response to the pandemic, and the impact on economic activity from the pandemic and actions taken in response. Such impacts may include:
•Lower net customer additions due to reduced demand from social distancing rules, retail store closures and reduced consumer spending caused by widespread unemployment and other adverse economic effects, partially offset by lower churn;
•Lower Equipment revenues and lower Cost of equipment sales from lower device sales due to reduced demand from social distancing rules and retail store closures, which will impact our ability to sell devices;

•Higher bad debt expense on our service and EIP receivable portfolios due to adverse macro-economic conditions and payment behavior of customers, including those who have been placed on collection hold as part of our commitment to the FCC’s Keep Americans Connected pledge and a continuation of the trend from late in the first quarter of an elevated number of delinquent payments across our retail and business customers bases. Should these delinquencies continue to grow, our operating and financial results could be negatively impacted;
•Continued costs to protect and support our employees and customers, which will increase from the costs incurred during the first quarter of 2020 because COVID-19 primarily impacted costs during the last month of the first quarter;
•Higher device insurance fulfillment costs due to a lower supply of returned devices; and
•Potential disruptions in our supply chains.

In addition, we are in the process of reevaluating our spending, including for marketing purposes like advertising, capital projects like build-out of our stores, travel, third-party services and certain operating expenses. We have taken actions to adjust our spending given the significant uncertainty around the magnitude and duration of any recessionary impacts arising from the COVID-19 pandemic.

For additional risks to our business and industry, see Item 1A. Risk Factors.

Results of Operations

Highlights for the three months ended March 31, 2020, compared to the same period in 2019

•Total revenues of $11.1 billion for the three months ended March 31, 2020 were essentially flat, primarily driven by growth in Service revenues, offset by a decrease in Equipment revenues, as further discussed below.

•Service revenues of $8.7 billion for the three months ended March 31, 2020, increased $436 million, or 5%, primarily due to growth in our average branded customer base driven by the continued growth in existing and Greenfield markets, including the growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials, partially offset by lower postpaid phone Average Revenue Per User (“ARPU”).

•Equipment revenues of $2.1 billion for the three months ended March 31, 2020, decreased $399 million, or 16%, primarily due to a decrease in the number of devices sold, excluding purchased leased devices, resulting from reduced demand from social distancing rules and store closures arising from COVID-19 and lower average revenue per device sold.

•Operating income of $1.5 billion for the three months ended March 31, 2020, increased $63 million, or 4%, primarily due to higher Service revenues and lower net losses on equipment sales, partially offset by higher Selling, general and administrative, Depreciation and amortization, and Cost of services expenses. Operating income included the following:
•We incurred $117 million in supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs for the three months ended March 31, 2020.
•The impact from commission costs capitalized and amortized beginning upon the adoption of ASC 606 on January 1, 2018, reduced Operating income by $89 million for the three months ended March 31, 2020, compared to three months ended March 31, 2019.
•The impact of Merger-related costs was $143 million for the three months ended March 31, 2020, compared to $113 million for the three months ended March 31, 2019.

•Net income of $951 million for the three months ended March 31, 2020, increased $43 million, or 5%, primarily due to higher Operating income, partially offset by higher Income tax expense. Net income included the following:
•The impact of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs, net of tax, was $86 million for the three months ended March 31, 2020.
•The impact from commission costs capitalized and amortized, net of tax, beginning upon the adoption of ASC 606 on January 1, 2018, reduced Net income by $66 million for the three months ended March 31, 2020, compared to three months ended March 31, 2019.
•The impact of Merger-related costs, net of tax, was $117 million for the three months ended March 31, 2020, compared to $93 million for the three months ended March 31, 2019.

•Adjusted EBITDA, a non-GAAP financial measure, of $3.7 billion for the three months ended March 31, 2020, increased $381 million, or 12%, primarily due to higher Service revenues and lower net losses on equipment sales, partially offset by higher Cost of services and Selling, general, and administrative expenses. Merger-related and COVID-19-related costs are excluded from Adjusted EBITDA. See “Performance Measures” for additional information.

•Net cash provided by operating activities of $1.6 billion for the three months ended March 31, 2020, increased $225 million, or 16%. See “Liquidity and Capital Resources” for additional information.

•Free Cash Flow, a non-GAAP financial measure, of $732 million for the three months ended March 31, 2020, increased $114 million, or 18%. Free Cash Flow includes $161 million and $34 million in payments for Merger-related costs for the three months ended March 31, 2020 and 2019, respectively. See “Liquidity and Capital Resources” for additional information.

Set forth below is a summary of our unaudited condensed consolidated financial results:

	Three Months Ended March 31,		Change
(in millions)	2020	2019	$	%
Revenues
Branded postpaid revenues	$5,887	$5,493	$394	7%
Branded prepaid revenues	2,373	2,386	(13)	(1)%
Wholesale revenues	325	304	21	7%
Roaming and other service revenues	128	94	34	36%
Total service revenues	8,713	8,277	436	5%
Equipment revenues	2,117	2,516	(399)	(16)%
Other revenues	283	287	(4)	(1)%
Total revenues	11,113	11,080	33	—%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,639	1,546	93	6%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	2,529	3,016	(487)	(16)%
Selling, general and administrative	3,688	3,442	246	7%
Depreciation and amortization	1,718	1,600	118	7%
Total operating expenses	9,574	9,604	(30)	—%
Operating income	1,539	1,476	63	4%
Other income (expense)
Interest expense	(185)	(179)	(6)	3%
Interest expense to affiliates	(99)	(109)	10	(9)%
Interest income	12	8	4	50%
Other (expense) income, net	(10)	7	(17)	(243)%
Total other expense, net	(282)	(273)	(9)	3%
Income before income taxes	1,257	1,203	54	4%
Income tax expense	(306)	(295)	(11)	4%
Net income	$951	$908	$43	5%
Statement of Cash Flows Data
Net cash provided by operating activities	1,617	$1,392	$225	16%
Net cash used in investing activities	(1,580)	(966)	(614)	64%
Net cash used in financing activities	(453)	(190)	(263)	138%
Non-GAAP Financial Measures
Adjusted EBITDA	$3,665	$3,284	$381	12%
Free Cash Flow	732	618	114	18%

The following discussion and analysis is for the three months ended March 31, 2020, compared to the same period in 2019 unless otherwise stated.

Total revenues increased slightly, the components of which are discussed below.

Branded postpaid revenues increased $394 million, or 7%, primarily from:

•An 8% increase in average branded postpaid phone customers, primarily from growth in our customer base driven by the continued growth in existing and Greenfield markets, including the growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials; partially offset by
•A 1% decrease in branded postpaid phone ARPU. See “Branded Postpaid Phone ARPU” in the “Performance Measures” section of this MD&A.

Branded prepaid revenues were essentially flat.

Wholesale revenues increased $21 million, or 7%, primarily from the continued success of our MVNO partnerships.

Roaming and other service revenues increased $34 million, or 36%, primarily from increases in domestic roaming revenues, including growth from Sprint.

Equipment revenues decreased $399 million, or 16%, primarily from:

•A decrease of $400 million in device sales revenues, excluding purchased leased devices, primarily from:
•A 15% decrease in the number of devices sold, excluding purchased leased devices, primarily due to reduced demand from social distancing rules and retail store closures arising from COVID-19; and
•Lower average revenue per device sold primarily due to a decrease in the high-end device mix and higher promotions.

Other revenues were essentially flat.

Operating expenses were essentially flat with lower Cost of equipment sales offset by higher Selling, general and administrative, Depreciation and amortization and Costs of services expenses as discussed below.

Cost of services, exclusive of depreciation and amortization, increased $93 million, or 6%, primarily from:

•Expenses associated with new and modified leases due to network expansion and the launch of our 5G network; and
•Higher employee-related costs to support our network expansion.

Cost of equipment sales, exclusive of depreciation and amortization, decreased $487 million, or 16%, primarily from:

•A decrease of $488 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A 15% decrease in the number of devices sold, excluding purchased leased devices, due to reduced demand from social distancing rules and retail store closures arising from COVID-19; and
•Lower average cost per device sold primarily due to a decrease in the high-end device mix.

Selling, general and administrative expenses increased $246 million, or 7%, primarily from:

•Higher employee-related costs;

•Higher commission expense resulting from an increase of $89 million in amortization expense related to commission costs that were capitalized beginning upon the adoption of ASC 606 on January 1, 2018;
•Higher legal-related expenses including from recording an estimated accrual associated with the FCC Notice of Apparent Liability;
•Higher bad debt expense primarily due to the recording of estimated losses associated with the adoption of the new credit loss standard including an incremental $30 million for the estimated macro-economic impacts of COVID-19; and
•An increase of $30 million in Merger-related costs; partially offset by
•Lower advertising costs.
•Selling, general and administrative expenses for the three months ended March 31, 2020, included $117 million of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs.

Depreciation and amortization increased $118 million, or 7%, primarily from:

•Network expansion, including the continued deployment of low band spectrum, including 600 MHz, and the nationwide launch of our 5G network.

Operating income, the components of which are discussed above, increased $63 million, or 4%.

Interest expense, Interest expense to affiliates and Other (expense) income, net were essentially flat.

Income tax expense increased $11 million, or 4%, primarily from higher income before taxes.

Net income, the components of which are discussed above, increased $43 million, or 5%, primarily due to higher Operating income, partially offset by higher Income tax expense. Net income included the following:

•Merger-related costs, net of tax, of $117 million for the three months ended March 31, 2020, compared to $93 million for the three months ended March 31, 2019.
•The negative impact of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs, net of tax, of $86 million for the three months ended March 31, 2020;
•The negative impact from commission costs capitalized and amortized beginning upon the adoption of ASC 606 on January 1, 2018, net of tax, of $66 million for the three months ended March 31, 2020, compared to three months ended March 31, 2019.

Guarantor Financial Information

On March 2, 2020, the SEC adopted amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities, as well for affiliates whose securities collateralize a registrant’s securities. We early adopted the requirements of the amendments on January 1, 2020, which included replacing guarantor condensed consolidating financial information with summarized financial information for the consolidated obligor group (Parent, Issuer, and Guarantor Subsidiaries) as well as no longer requiring guarantor cash flow information, financial information for non-guarantor subsidiaries, nor a reconciliation to the consolidated results.

Pursuant to the applicable indentures and supplemental indentures, the long-term debt to affiliates and third parties issued by T-Mobile USA, Inc. (“T-Mobile USA” or “Issuer”) is fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of the Issuer’s 100% owned subsidiaries (“Guarantor Subsidiaries”).

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. We early adopted the standard on January 1, 2020 and have applied the standard retrospectively to all periods presented. Upon the adoption of the standard, deferred tax assets of non-guarantor entities in aggregate of $163 million were reclassified and netted with the deferred tax liabilities of the guarantor obligor group. The adoption of this standard did not have an impact on our condensed consolidated financial statements.

In March 2020, certain Guarantor Subsidiaries became Non-Guarantor Subsidiaries. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	March 31, 2020	December 31, 2019
Current assets	$8,431	$8,177
Noncurrent assets	77,827	77,684
Current liabilities	14,125	11,885
Noncurrent liabilities	43,156	45,187
Due from non-guarantors	358	346
Due to related parties	14,215	14,173
Due from related parties	26	20

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
(in millions)
Total revenues	$10,694	$43,431
Operating income	1,309	4,761
Net income	951	3,468
Revenue from non-guarantors	259	974

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

The performance measures presented here relate to historical periods prior to the Merger and do not include Sprint customer results. On May 1, 2020, we provided preliminary standalone Sprint customer results for the quarter ended March 31, 2020. Those results were calculated based on the customer reporting policies of Sprint prior to the Merger and thus are not indicative of future results of the combined company. The historical Sprint policies differ from those applied by T-Mobile as a combined company, and the customer results will be materially lower once T-Mobile reporting policies are applied and the Sprint prepaid brands divesture is reflected.

Branded Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Branded customers generally include customers that are qualified either for postpaid service utilizing phones, wearables, DIGITS or other connected devices which includes tablets and SyncUp products, where they generally pay after receiving service, or prepaid service, where they generally pay in advance. Our branded prepaid customers include customers of T-Mobile and Metro by T-Mobile.

The following table sets forth the number of ending customers:

	As of March 31,		Change
(in thousands)	2020	2019	#	%
Customers, end of period
Branded postpaid phone customers	40,797	37,880	2,917	8%
Branded postpaid other customers	7,014	5,658	1,356	24%
Total branded postpaid customers	47,811	43,538	4,273	10%
Branded prepaid customers (1)	20,732	21,206	(474)	(2)%
Total branded customers	68,543	64,744	3,799	6%
(1) On July 18, 2019, we entered into an agreement whereby certain T-Mobile branded prepaid products will now be offered and distributed by a current MVNO partner. As a result, we included a base adjustment in the third quarter of 2019 to reduce branded prepaid customers by 616,000.

Total branded customers increased 3,799,000, or 6%, primarily from:

•Higher branded postpaid phone customers driven by the growing success of new customer segments and rate plans such as Unlimited 55+, Military, Business and Essentials and continued growth in existing and Greenfield markets, along with promotional activities and lower churn; and
•Higher branded postpaid other customers, primarily due to strength in additions from wearables, specifically the Apple Watch, and other connected devices; partially offset by
•Lower branded prepaid customers driven primarily by a reduction of 616,000 customers resulting from a base adjustment for certain T-Mobile branded prepaid products now being offered and distributed by a current MVNO partner, partially offset by the continued success of our prepaid brands due to promotional activities and rate plan offers.

Net Customer Additions (Losses)

The following table sets forth the number of net customer additions (losses):

	Three Months Ended March 31,		Change
(in thousands)	2020	2019	#	%
Net customer additions (losses)
Branded postpaid phone customers	452	656	(204)	(31)%
Branded postpaid other customers	325	363	(38)	(10)%
Total branded postpaid customers	777	1,019	(242)	(24)%
Branded prepaid customers (1)	(128)	69	(197)	(286)%
Total branded customers	649	1,088	(439)	(40)%
(1) On July 18, 2019, we entered into an agreement whereby certain T-Mobile branded prepaid products will now be offered and distributed by a current MVNO partner. As a result, we included a base adjustment in the third quarter of 2019 to reduce branded prepaid customers by 616,000.

Total branded net customer additions decreased 439,000, or 40%, primarily from:

•Lower branded postpaid phone net customer additions primarily due to lower gross additions impacted by reduced demand from social distancing rules and retail store closures arising from COVID-19, partially offset by lower churn;
•Lower branded prepaid net customer additions primarily due to lower gross additions impacted by reduced demand from social distancing rules and retail store closures arising from COVID-19, partially offset by lower churn; and
•Lower branded postpaid other net customer additions primarily due to lower gross additions impacted by reduced demand from social distancing rules and retail store closures arising from COVID-19, partially offset by lower churn.

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

The following table sets forth the churn:

	Three Months Ended March 31,		Bps Change
	2020	2019
Branded postpaid phone churn	0.86%	0.88%	-2 bps
Branded prepaid churn	3.52%	3.85%	-33 bps

Branded postpaid phone churn decreased two basis points, primarily impacted by the beginning effects of reduced demand from social distancing rules and retail store closures arising from COVID-19.

Branded prepaid churn decreased 33 basis points, primarily due to the continued success of our prepaid brands due to promotional activities and rate plan offers and the beginning effects of reduced demand from social distancing rules and retail store closures arising from COVID-19.

Total Branded Postpaid Accounts

A branded postpaid account is generally defined as a billing account number that generates revenue. Branded postpaid accounts are generally comprised of customers that are qualified for postpaid service utilizing phones, wearables, DIGITS or other connected devices which includes tablets and SyncUp products, where they generally pay after receiving service.

	As of March 31,		Change
(in thousands)	2020	2019	#	%
Accounts, end of period
Total branded postpaid customer accounts	15,244	14,234	1,010	7%

Total branded postpaid customer accounts increased 1,010,000, or 7%, primarily from the growing success of new customer segments and rate plans, continued growth in existing and Greenfield markets, improvements in network quality, industry-leading customer service and the overall value of our offerings.

Average Revenue Per User

ARPU represents the average monthly service revenue earned from customers. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue per customer and assist in forecasting our future service revenues generated from our customer base. Branded postpaid phone ARPU excludes Branded postpaid other customers and related revenues which includes wearables, DIGITS and other connected devices such as tablets and SyncUp products.

The following table illustrates the calculation of our operating measure ARPU and reconciles this measure to the related service revenues:

(in millions, except average number of customers and ARPU)	Three Months Ended March 31,		Change
	2020	2019	S	%
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$5,887	$5,493	$394	7%
Less: Branded postpaid other revenues	(310)	(310)	—	—%
Branded postpaid phone service revenues	$5,577	$5,183	$394	8%
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	40,585	37,504	3,081	8%
Branded postpaid phone ARPU	$45.80	$46.07	$(0.27)	(1)%
Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$2,373	$2,386	$(13)	(1)%
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	20,759	21,122	(363)	(2)%
Branded prepaid ARPU	$38.11	$37.65	$0.46	1%

Branded Postpaid Phone ARPU

Branded postpaid phone ARPU decreased $0.27, or 1%, primarily due to:

•An increase in our promotional activities, including the ongoing growth in our Netflix offering, which totaled $0.59 for the three months ended March 31, 2020, and decreased branded postpaid phone ARPU by $0.08 compared to the three months ended March 31, 2019;
•A reduction in regulatory program revenues from the continued adoption of tax inclusive plans; and
•A reduction in certain non-recurring charges including the impact of credits for restore fees, international calls and data usage in connection with our response to COVID-19; partially offset by
•A decrease in the discount allocation to branded postpaid phone revenue within contracts that involve a mobile internet line; and
•The growing success of new customer segments and rate plans.

Branded Prepaid ARPU

Branded prepaid ARPU increased $0.46, or 1%, primarily due to:

•The removal of certain branded prepaid customers associated with products now offered and distributed by a current MVNO partner as those customers had lower ARPU; partially offset by
•Dilution from our promotional activities;
•A reduction in certain non-recurring charges; and
•Growth in our Amazon Prime offering which impacted branded prepaid ARPU by $0.40 for the three months ended March 31, 2020, and decreased branded prepaid ARPU by $0.08 compared to the three months ended March 31, 2019.

Average Revenue Per Account

Average Revenue per Account (“ARPA”) represents the average monthly branded postpaid service revenue earned per account. We believe branded postpaid ARPA provides management, investors and analysts with useful information to assess and evaluate our branded postpaid service revenue realization and assist in forecasting our future branded postpaid service revenues on a per account basis. We consider branded postpaid ARPA to be indicative of our revenue growth potential given the increase in the average number of branded postpaid phone customers per account and increases in postpaid other customers, including wearables, DIGITS or other connected devices which includes tablets and SyncUp products.

The following table illustrates the calculation of our operating measure ARPA and reconciles this measure to the related service revenues:

(in millions, except average number of accounts, ARPA)	Three Months Ended March 31,		Change
	2020	2019	$	%
Calculation of Branded Postpaid ARPA
Branded postpaid service revenues	$5,887	$5,493	$394	7%
Divided by: Average number of branded postpaid accounts (in thousands) and number of months in period	15,155	14,108	1,047	7%
Branded postpaid ARPA	$129.47	$129.77	$(0.30)	—%

Branded Postpaid ARPA

Branded postpaid ARPA was essentially flat, primarily impacted by:

•An increase in average customers per account due to the growing success of wearables, specifically the Apple Watch, and other connected devices; offset by
•An increase in our promotional activities, including the ongoing growth in our Netflix offering, which totaled $1.58 for the three months ended March 31, 2020, and decreased branded postpaid phone ARPU by $0.23 compared to the three months ended March 31, 2019;
•A reduction in regulatory program revenues from the continued adoption of tax inclusive plans; and
•A reduction in certain non-recurring charges including the impact of credits for restore fees, international calls and data usage in connection with our response to COVID-19.

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

Adjusted EBITDA is a non-GAAP financial measure utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate overall operating performance and facilitate comparisons with other wireless communications services companies because it is indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, non-cash stock-based compensation, network decommissioning costs, costs related to the Transactions and incremental costs directly attributable to COVID-19, as they are not indicative of our ongoing operating performance, as well as certain other nonrecurring income and expenses. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income or any other measure of financial performance reported in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended March 31,		Change
(in millions)	2020	2019	$	%
Net income	$951	$908	$43	5%
Adjustments:
Interest expense	185	179	6	3%
Interest expense to affiliates	99	109	(10)	(9)%
Interest income	(12)	(8)	(4)	50%
Other (income) expense, net	10	(7)	17	(243)%
Income tax expense	306	295	11	4%
Operating income	1,539	1,476	63	4%
Depreciation and amortization	1,718	1,600	118	7%
Stock-based compensation (1)	123	93	30	32%
Merger-related costs	143	113	30	27%
COVID-19-related costs	117	—	117	NM
Other, net (2)	25	2	23	1,150%
Adjusted EBITDA	$3,665	$3,284	$381	12%
Net income margin (Net income divided by Service revenues)	11%	11%		— bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	42%	40%		200 bps
(1)Stock-based compensation includes payroll tax impacts and may not agree to stock-based compensation expense in the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.
(2)Other, net may not agree to the Condensed Consolidated Statements of Comprehensive Income primarily due to certain non-routine operating activities, such as other special items that would not be expected to reoccur or are not reflective of T-Mobile’s ongoing operating performance, and are therefore excluded in Adjusted EBITDA.

Adjusted EBITDA increased $381 million, or 12%, primarily due to:

•Higher service revenues, as further discussed above; and
•Lower net losses on equipment sales; partially offset by
•Higher Cost of services expenses; and
•Higher Selling, general and administrative expenses, excluding Merger-related costs and supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs.
•The impact from commission costs capitalized and amortized beginning upon the adoption of ASC 606 on January 1, 2018, reduced Adjusted EBITDA by $89 million for the three months ended March 31, 2020, compared to three months ended March 31, 2019.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of long-term debt and common stock, financing leases, the sale of certain receivables, financing arrangements of vendor payables which effectively extend payment terms and secured and unsecured revolving credit facilities with DT. In connection with the closing of the Merger on April 1, 2020, we incurred a substantial amount of additional third-party indebtedness which increased our future financial commitments, including aggregate interest payments. Further, the incurrence of additional indebtedness may inhibit our ability to incur new debt under the terms governing our existing and future indebtedness, which may make it more difficult for us to incur new debt in the future to finance our business strategy.

Cash Flows

The following is a condensed schedule of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change
(in millions)	2020	2019	$	%
Net cash provided by operating activities	$1,617	$1,392	$225	16%
Net cash used in investing activities	(1,580)	(966)	(614)	64%
Net cash used in financing activities	(453)	(190)	(263)	138%

Operating Activities

Net cash provided by operating activities increased $225 million, or 16%, from:

•A $235 million increase in Net income, adjusted for non-cash income and expense.
•The net change in working capital was relatively neutral, primarily due to changes in Accounts payable and accrued liabilities, Inventories and Short and long-term operating lease liabilities, offset by lower use from Accounts receivable and Equipment installment plan receivables.

Investing Activities

Net cash used in investing activities increased $614 million, or 64%. The use of cash for the three months ended March 31, 2020, was primarily from:

•$1.8 billion in Purchases of property and equipment, including capitalized interest, primarily driven by growth in network build as we continued deployment of our nationwide 5G network;
•$580 million in Net cash related to derivative contracts under collateral exchange arrangements, see Note 6 - Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements for further information; and
•$99 million in Purchases of spectrum licenses and other intangible assets, including deposits; partially offset by
•$868 million in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash used in financing activities increased $263 million, or 138%. The use of cash for the three months ended March 31, 2020, was primarily from:

•$282 million for Repayments of financing lease obligations;
•$141 million for Tax withholdings on share-based awards; and
•$25 million for Repayments of short-term debt for purchases of inventory, property and equipment.

Cash and Cash Equivalents

As of March 31, 2020, our Cash and cash equivalents were $1.1 billion compared to $1.5 billion at December 31, 2019.

Free Cash Flow

Free Cash Flow represents Net cash provided by operating activities less cash payments for Purchases of property and equipment, including Proceeds from sales of tower sites and Proceeds related to beneficial interests in securitization transactions, less Cash payments for debt prepayment or debt extinguishment costs. Free Cash Flow is a non-GAAP financial measure utilized by our management, investors and analysts of our financial information to evaluate cash available to pay debt and provide further investment in the business.

We have presented the impact of the sales in the table below, which illustrates the calculation of Free Cash Flow and reconciles Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Three Months Ended March 31,		Change
(in millions)	2020	2019	$	%
Net cash provided by operating activities	$1,617	$1,392	$225	16%
Cash purchases of property and equipment	(1,753)	(1,931)	178	(9)%
Proceeds related to beneficial interests in securitization transactions	868	1,157	(289)	(25)%
Free Cash Flow	$732	$618	$114	18%

Free Cash Flow increased $114 million, or 18%, primarily from:

•Higher Net cash provided by operating activities, as described above; and
•Lower Cash purchases of property and equipment, including capitalized interest of $112 million and $118 million for the three months ended March 31, 2020 and 2019, respectively; partially offset by
•Lower Proceeds related to our deferred purchase price from securitization transactions.
•Free Cash Flow includes $161 million and $34 million in payments for Merger-related costs for the three months ended March 31, 2020 and 2019, respectively.
•Free Cash Flow includes $46 million and $0 in cash received in settlement of interest rate swaps for the three months ended March 31, 2020 and 2019, respectively. See Note 6 - Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements for further information.
•Free Cash Flow includes $12 million and $0 in payments for supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs for the three months ended March 31, 2020 and 2019, respectively.

Borrowing Capacity and Debt Financing

As of March 31, 2020, our total debt and financing lease liabilities were $27.1 billion, excluding our tower obligations, of which $22.9 billion was classified as long-term debt.

Prior to the close of the Merger, we maintained a $2.5 billion revolving credit facility with DT which is comprised of a $1.0 billion unsecured revolving credit agreement and a $1.5 billion secured revolving credit agreement. In December 2019, we amended the terms of the revolving credit facility with DT to extend the maturity date to December 29, 2022. As of March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the revolving credit facility. Subsequent to March 31, 2020 and on April 1, 2020, in connection with the closing of the Merger, the revolving credit facility was terminated with DT.

We maintain a financing arrangement with Deutsche Bank AG, which allows for up to $108 million in borrowings. Under the financing arrangement, we can effectively extend payment terms for invoices payable to certain vendors. As of March 31, 2020 and December 31, 2019, there were no outstanding balances.

We maintain vendor financing arrangements with our primary network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. During the three months ended March 31, 2020, we repaid $25 million under the vendor financing arrangements. Payments on vendor financing agreements are included in Repayments of short-term debt for purchases of inventory, property and equipment, net, in our Condensed Consolidated Statements of Cash Flows. As of March 31, 2020, there were no outstanding borrowings under the vendor financing agreements. As of December 31, 2019, there was a $25 million outstanding balance.

Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, T-Mobile USA and certain of its affiliates, as guarantors, entered into a Bridge Loan Credit Agreement (the “Bridge Loan Credit Agreement”) with certain financial institutions named therein, providing for a $19.0 billion secured bridge loan facility (“New Secured Bridge Loan Facility”).

Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, T-Mobile USA and certain of its affiliates, as guarantors, entered into a Credit Agreement (the “New Credit Agreement”) with certain financial institutions named therein, providing for a $4.0 billion secured term loan facility (“New Secured Term Loan Facility”) and a $4.0 billion revolving credit facility (“New Revolving Credit Facility”).

Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, we drew down on our $19.0 billion New Secured Bridge Loan Facility and our $4.0 billion New Secured Term Loan Facility. We used the net proceeds of $22.6 billion from the draw down of the secured facilities to repay our $4.0 billion Incremental Term Loan Facility with DT and to repurchase from DT $4.0 billion of indebtedness to affiliates, consisting of $2.0 billion of 5.300% Senior Notes due 2021 and $2.0 billion of 6.000% Senior Notes due 2024, as well as to redeem certain debt of Sprint and Sprint’s subsidiaries, including the secured term loans due 2024 with a total principal amount outstanding of $5.9 billion, accounts receivable facility with a total amount outstanding of $2.3 billion, and Sprint Corporation 7.250% Guaranteed Notes due 2028 with a total principal amount outstanding of $1.0 billion, and for post-closing general corporate purposes of the combined company.

In connection with the entry into the Business Combination Agreement, T-Mobile USA entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018 and on September 6, 2019, the “Commitment Letter”). In connection with the financing provided for in the Commitment Letter, we incurred certain fees payable to the financial institutions, including certain financing fees on the secured term loan commitment and fees for structuring, funding, and providing the commitments. Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, we paid $355 million in Commitment Letter fees to certain financial institutions, of which $30 million were accrued for as of March 31, 2020, and were recognized in Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income. See Note 7 - Debt of the Notes to the Condensed Consolidated Financial Statements for further information.

Subsequent to March 31, 2020, on April 9, 2020, T-Mobile USA and certain of its affiliates, as guarantors, issued $3.0 billion of 3.500% Senior Secured Notes due 2025, $4.0 billion of 3.750% Senior Secured Notes due 2027, $7.0 billion of 3.875% Senior Secured Notes due 2030, $2.0 billion of 4.375% Senior Secured Notes due 2040, and $3.0 billion of 4.500% Senior Secured Notes due 2050 and used the net proceeds of $18.8 billion together with cash on hand to repay at par all of the outstanding amounts under, and terminate, our $19.0 billion New Secured Bridge Loan Facility. Additionally, in connection with the repayment of our New Secured Bridge Loan Facility, we received a reimbursement of $71 million, which represents a portion of the Commitment Letter fees that were paid to certain financial institutions when we drew down on the New Secured Bridge Loan Facility on April 1, 2020.

Consents on Debt

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement dated as of May 14, 2018, we obtained consents necessary to effect certain amendments to certain of our existing debt and certain existing debt of our subsidiaries. Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, we made payments for requisite consents to third-party note holders of $95 million. There were no consent payments accrued as of March 31, 2020.

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a Financing Matters Agreement, dated as of April 29, 2018, pursuant to which DT agreed, among other things, to consent to the incurrence by T-Mobile USA of secured debt in connection with and after the consummation of the Merger. Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, we made an additional payment for requisite consents to DT of $13 million. There was no consent payment accrued as of March 31, 2020. See Note 7 - Debt of the Notes to the Condensed Consolidated Financial Statements for further information.

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

In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. The fair value of interest rate lock derivatives was a liability of $2.3 billion and $1.2 billion as of March 31, 2020 and December 31, 2019, respectively, and was included in Other current liabilities in our Condensed Consolidated Balance Sheets.

In November 2019, we extended the mandatory termination date on our interest rate lock derivatives to June 3, 2020. For the three months ended March 31, 2020, we made net collateral transfers to certain of our derivative counterparties totaling $580 million, which included variation margin transfers to (or from) such derivative counterparties based on daily market movements. These collateral transfers are included in Other current assets in our Condensed Consolidated Balance Sheets and in Net cash related to derivative contracts under collateral exchange arrangements within Net cash used in investing activities in our Condensed Consolidated Statements of Cash Flows.

In March 2020, we received floating rate payments from our derivative counterparties totaling $46 million. These floating rate payments were recognized as an increase to the interest rate lock derivatives liability included in Other current liabilities in our Condensed Consolidated Balance Sheets and in Changes in other current and long-term liabilities within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

Subsequent to March 31, 2020, during April 2 to April 6, 2020, in connection with the issuance of senior secured notes, we terminated our interest rate lock derivatives. At the time of termination, the interest rate lock derivatives were a liability of $2.3 billion, $1.2 billion of which was cash-collateralized. Consequently, the net cash out flow required to settle the interest rate lock derivatives was an additional $1.1 billion and was paid at termination.

In connection with the closing of the Merger, on April 1, 2020, the major classes of Sprint’s liabilities assumed include accounts payable and accrued liabilities, short-term debt, operating and financing lease liabilities, net pension plan liabilities, deferred tax liabilities and long-term debt with an aggregate principal balance of $26.5 billion.

We determine future liquidity requirements, for both operations and capital expenditures, based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses as a result of completing the Transactions, the Divestiture Transaction and compliance with the Government Commitments, and we are also expected to incur substantial expenses in connection with integrating and coordinating T-Mobile’s and Sprint’s businesses, operations, policies and procedures. While we have assumed that a certain level of transaction-related expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses could exceed the costs historically borne by us and adversely affect our financial condition and results of operations. There are a number of additional risks and uncertainties, including those due to the impact of the COVID-19 pandemic, that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions on our common stock, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of March 31, 2020.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain partners, which provide us with the ability to enter into financing leases for network equipment and services. As of March 31, 2020, we have committed to $4.1 billion of financing leases under these financing lease facilities, of which $173 million was executed during the three months ended March 31, 2020. We expect to enter into up to an additional $1.0 billion in financing lease commitments during 2020.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure. Property and equipment capital expenditures primarily relate to our network transformation, including the build-out of our network to utilize our 600 MHz spectrum licenses and the deployment of 5G. Subsequent to the closing of the Merger on April 1, 2020, we expect to incur significant capital expenditures in the near term related to the integration of the T-Mobile and Sprint businesses in order to fully realize the anticipated synergies associated with the Merger.

Spectrum Auction

In March 2020, the FCC announced that we were the winning bidder of 2,384 licenses in Auction 103 (37/39 GHz and 47 GHz spectrum bands) for an aggregate price of $873 million, net of an incentive payment of $59 million. At the inception of Auction 103 in October 2019, we deposited $82 million with the FCC. Upon conclusion of Auction 103 in March 2020, we made a down payment of $93 million for the purchase price of the licenses won in the auction. Subsequent to March 31, 2020, on April 8, 2020, we paid the FCC the remaining $698 million of the purchase price for the licenses won in the auction. See Note 5 - Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements for further information.

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

Contractual Obligations

In connection with the regulatory approvals of the Transactions, we made commitments to various state and federal agencies, including the DOJ and FCC. See Note 11 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for further information.

Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, we became obligated to redeem certain of our indebtedness to DT, pay certain consent fees to DT and third parties and pay certain fees to financing institutions for the provision of financing associated with the closing of the Merger. See Note 7 - Debt of the Notes to the Condensed Consolidated Financial Statements for further information.

Subsequent to March 31, 2020, during April 2 to April 6, 2020, in connection with the issuance of senior secured notes, we terminated our interest rate lock derivatives. See Note 6 – Fair Value Measurements for further information.

The contractual commitments and purchase obligations of Sprint were assumed upon the completion of the Merger. These contractual commitments and purchase obligations are primarily commitments to purchase wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business.

Due to the limited time since the acquisition date and restrictions on access to Sprint information arising from antitrust considerations prior to the closing of the Merger, quantification and assessment of commitments and obligations under the assumed contracts is not yet complete.

Related Party Transactions

We have related party transactions associated with DT or its affiliates in the ordinary course of business, including intercompany servicing and licensing. Upon closing the Merger, we also have related party transactions associated with SoftBank or its affiliates, including a Master Services Agreement with Brightstar US, LLC. In addition, as a result of the Merger, we became party to a number of related party transactions with SoftBank and its affiliates that are being evaluated during the integration process to determine those that will remain in place for the Company.

Subsequent to March 31, 2020, on April 1, 2020, in connection with the closing of the Merger, we repaid our $4.0 billion Incremental Term Loan Facility with DT and repurchased from DT $4.0 billion of indebtedness to affiliates, consisting of $2.0 billion of 5.300% Senior Notes due 2021 and $2.0 billion of 6.000% Senior Notes due 2024 as well as made an additional payment for requisite consents to DT of $13 million. See Note 7 - Debt of the Notes to the Condensed Consolidated Financial Statements for further information.
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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended March 31, 2020, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with DT. We have relied upon DT for information regarding their activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended March 31, 2020, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to three customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Bank Sepah, and Europäisch-Iranische Handelsbank. These services have been terminated or are in the process of being terminated. For the three months ended March 31, 2020, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended March 31, 2020 were less than $0.1 million. We understand that DT intends to continue these activities.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of March 31, 2020, we derecognized net receivables of $2.5 billion upon sale through these arrangements. See Note 4 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

Preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Except as described below, there have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Receivables and Expected Credit Losses

We adopted the new credit loss standard on January 1, 2020 and recognized lifetime expected credit losses at the inception of our credit risk exposures whereas we recognized credit losses only when it was probable that they had been incurred under the previous standard.

Allowance for Credit Losses

We maintain an allowance for expected credit losses and determine its appropriateness through an established process that assesses the lifetime credit losses that we expect to incur related to our receivable portfolio. We develop and document our allowance methodology at the portfolio segment level for the accounts receivable portfolio and EIP receivables portfolio segments. While we attribute portions of the allowance to our respective accounts receivable and EIP portfolio segments, the entire allowance is available to absorb expected credit losses related to the total receivable portfolio.

Our process involves procedures to appropriately consider the unique risk characteristics of our accounts receivable and EIP receivable portfolio segments. For each portfolio segment, losses are estimated collectively for groups of receivables with similar characteristics. Our allowance levels are influenced by receivable volumes, receivable delinquency status, historical loss experience and other conditions influencing loss expectations, such as changes in credit and collections policies and forecasts of macro-economic conditions.

We consider a receivable past due when a customer has not paid us by the contractually specified payment due date. We write-off account balances if collection efforts are unsuccessful and the receivable balance is deemed uncollectible, based on customer credit quality and the aging of the receivable.

Accounts Receivable Portfolio Segment

Accounts receivable consists primarily of amounts currently due from customers (e.g., for wireless services), handset insurance administrators, wholesale partners, other carriers and third-party retail channels. Accounts receivable are presented in our Condensed Consolidated Balance Sheets at the amortized cost basis (i.e., the receivables’ outstanding principal balance adjusted for any write-offs), net of the allowance for expected credit losses. We have an arrangement to sell the majority of customer service accounts receivable on a revolving basis, which are treated as sales of financial assets.

We estimate expected credit losses associated with our accounts receivable portfolio using an aging schedule methodology that utilizes historical information and current conditions to develop expected credit losses by aging bucket, including for receivables that are not past due.

To determine the appropriate credit loss percentages by aging bucket, we consider a number of factors, including our overall historical credit losses net of recoveries and timely payment experience as well as current collection trends such as write-off frequency and severity, credit quality of the customer base, and other qualitative factors such as macro-economic conditions, including an expected economic slowdown or recession as a result of the COVID-19 pandemic.

We consider the need to adjust our estimate of expected credit losses for reasonable and supportable forecasts of future economic conditions. To do so, we monitor professional forecasts of changes in real U.S. gross domestic product and forecasts of consumer credit behavior for comparable credit exposures. We also periodically evaluate other economic indicators such as unemployment rates to assess their level of correlation with our historical credit loss statistics.

EIP Receivables Portfolio Segment

We offer certain retail customers the option to pay for their devices and other purchases in installments over a period of, generally, 24 months and up to 36 months using an EIP. EIP receivables are presented in our Condensed Consolidated Balance Sheets at the amortized cost basis (i.e., the receivables’ outstanding principal balance adjusted for any write-offs and unamortized discounts), net of the allowance for expected credit losses. At the time of an installment sale, we impute a discount for interest if the EIP term exceeds 12 months as there is no stated rate of interest on the EIP receivables. The EIP receivables are recorded at their present value, which is determined by discounting expected future cash payments at the imputed interest rate. The difference between the recorded amount of the EIP receivables and their unpaid principal balance (i.e., the contractual amount due from the customer) results in a discount which is allocated to the performance obligations of the arrangement and recorded as a reduction in transaction price in Total service revenues and Equipment revenues in our Condensed Consolidated Statements of Comprehensive Income. We determine the imputed discount rate based primarily on current market interest rates and the estimated credit risk on the EIP receivables. The imputed discount on EIP receivables is amortized over the financed installment term using the effective interest method and recognized as Other revenues in our Condensed Consolidated Statements of Comprehensive Income.

At the time that we originate EIP loans to customers, we recognize an allowance for credit losses that we expect to incur over the lifetime of such assets. This allowance represents the portion of the amortized cost basis of EIP receivables that we do not expect to collect.

We estimate expected credit losses on our EIP receivables by using historical data adjusted for current conditions to calculate default probabilities for our outstanding EIP loans. We consider various risk characteristics when calculating default probabilities, such as how long such loans have been outstanding, customer credit ratings, customer tenure, delinquency status and other correlated variables identified through statistical analyses. We multiply these estimated default probabilities by our estimated loss given default, which considers recoveries.

As we do for our accounts receivable portfolio segment, we consider the need to adjust our estimate of expected losses on EIP receivables for reasonable and supportable forecasts of economic conditions through monitoring of external professional forecasts and periodic internal statistical analyses, including the impact from an expected economic slowdown or recession as a result of the COVID-19 pandemic.

See Note 1 - Summary of Significant Accounting Policies and Note 3 – Receivables and Expected Credit Losses of the Notes to the Condensed Consolidated Financial Statements for further information.

Accounting Pronouncements Not Yet Adopted

See Note 1 – Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for information regarding recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) are filed as exhibits 31.1 and 31.2, respectively, to this Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 2 - Business Combinations and Note 11 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

The risk factors presented below amend and restate the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating T-Mobile. Our business, financial condition, liquidity, or operating results, as well as the price of our common stock and other securities, could be materially adversely affected by any of these risks. In addition, many of these risks have been or may be heightened by impacts of the COVID-19 pandemic.

Risks Related to Our Business and the Wireless Industry

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our business, liquidity, financial condition, and operating results.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide. It has impacted, and will continue to impact, the demand for our products and services, the ways in which our customers use them, and our suppliers’ ability to provide products to us. As a result, our business, liquidity, financial condition, and operating results have been, and will continue to be, adversely impacted by the COVID-19 pandemic. For example, the COVID-19 pandemic has caused a widespread increase in unemployment and is expected to result in reduced consumer spending and economic slowdown or recession. In addition, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing, the adoption of work-from-home initiatives, government forbearance programs and online learning by companies and institutions, could affect our operations, consumer and business spending, and the amount and ways our customers use our networks and our other products and services. In addition, COVID-19 may affect the ability of our suppliers and vendors to provide products and services to us and our customers’ ability to timely pay for services. Further, the continued spread of COVID-19 has led to extreme disruption and volatility in the global capital markets and may lead to a significant economic recession, which could have a further adverse impact on our business, financial condition and operating results, including potentially decreased access to capital markets or a reduced ability to issue debt on terms acceptable to us. Additionally, there may be a potential impairment of goodwill, spectrum licenses or long-lived assets if the adverse impact on operating results and cash flows continues for a prolonged period of time.

Before the Merger, in mid-March, approximately 80% of T-Mobile and 70% of Sprint company-owned store locations, as well as many third-party retailer locations that sell our T-Mobile, Metro by T-Mobile and Sprint brands, were closed. In compliance with the regulations of various states, we have since reopened a number of our previously closed stores. Our plans to potentially reopen additional stores depend on safe and healthy operating environments and local and state mandates and orders.

In addition, in an effort to assist customers impacted by the COVID-19 pandemic, on March 13, 2020, we pledged our support for the FCC’s Keep Americans Connected Pledge ensuring residential and small business customers with financial impacts resulting from the pandemic do not lose service. Since then, we have taken steps to ensure our customers have temporarily expanded international long distance calling, data services and access to our network. These initiatives could divert our resources from network buildout and put additional strain on our network, potentially leading to slower speeds impacting our customer experience.

The extent to which the COVID-19 pandemic impacts our liquidity, financial condition and operating results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and scope of the COVID-19 pandemic, government, social, business and other actions that have been and will be taken in response to the COVID-19 pandemic, and its effect on short-term and long-term economic conditions.

Economic, political and market conditions, including those caused by the COVID-19 pandemic, may adversely affect our business, financial condition, and operating results, as well as our access to financing on favorable terms or at all.

Our business, financial condition, and operating results are sensitive to changes in general economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation (or concerns about deflation), unemployment rates, economic growth, energy costs, and other macro-economic factors. Difficult, or worsening, general economic conditions, including those caused by the COVID-19 pandemic or other events such as terrorist activity, armed conflict, political instability or natural disasters, could have a material adverse effect on our business, financial condition, and operating results.

Market volatility, political and economic uncertainty, and weak economic conditions, such as a recession or economic slowdown, may materially and adversely affect our business, financial condition, and operating results in a number of ways. Our services and device financing plans are available to a broad customer base, a significant segment of which may be vulnerable to weak economic conditions, particularly our subprime customers. We may have greater difficulty in gaining new customers within this segment, and existing customers may be more likely to terminate service and default on device financing plans due to an inability to pay.

Further, because we offer a device leasing plan, we expect to realize economic benefit from the estimated residual value of a leased device, which reflects the estimated fair value of the underlying asset at the end of the expected lease term. Changes in residual value assumptions made at lease inception affect the amount of depreciation expense and the net amount of equipment under operating leases. If estimated residual values, in the aggregate, significantly decline due to economic factors, including COVID-19 impacts, obsolescence, or other circumstances, we may not realize such residual value. Sprint historically suffered, and we may suffer, negative consequences including increased costs and increased losses on devices as a result of a lease subscriber default, the related termination of a lease, and the attempted repossession of the device, including failure of a lease subscriber to return a leased device.

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

We have multiple wireless competitors, some of which have greater resources than we have and compete for customers based principally on service/device offerings, price, network coverage, speed and quality and customer service. We expect market saturation to continue to cause the wireless industry’s customer growth rate to be moderate in comparison with historical growth rates, or possibly negative, leading to ongoing competition for customers. We also expect that our customers’ appetite for data services will place increasing demands on our network capacity. This competition and our capacity will continue to put pressure on pricing and margins as companies compete for potential customers. Our ability to compete will depend on, among other things, continued absolute and relative improvement in network quality and customer service, effective marketing and selling of products and services, innovation, and attractive pricing, all of which will involve significant expenses.

Joint ventures, mergers, acquisitions and strategic alliances in the wireless sector have resulted in and are expected to result in larger competitors competing for a limited number of customers. The two largest national wireless communications services providers may be able to enter into exclusive handset, device, or content arrangements, execute pervasive advertising and marketing campaigns, or otherwise improve their cost position relative to ours. In addition, refusal of our large competitors to provide critical access to resources and inputs, such as roaming services on reasonable terms could improve their position within the wireless broadband mobile services industry.

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
•significant transaction-related expenses in connection with any such transaction, whether consummated or not;
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
For any or all of these reasons, acquisitions, investments, or mergers may have a material adverse effect on our business, financial condition, and operating results.

Prior to the closing of the Merger, Sprint identified a material weakness in its internal control over financial reporting that could result in material misstatements as well as negatively impact the reliability of our financial statements. This and any other material weaknesses we identify while we work to integrate and align guidelines, principles and practices of the two companies following the Merger, or any other failure by us to maintain effective internal controls, could result in a loss of investor confidence regarding our financial statements. Additionally, the trading price of our stock and our access to capital could be negatively impacted, and we could be subjected to significant costs and reputational damage that could have an adverse impact on our business, financial condition or operating results.

Under Section 404 of the Sarbanes-Oxley Act, we, along with our independent registered public accounting firm, will be required to report on the effectiveness of our internal control over financial reporting. This requirement is subject to an exemption for business combinations during the most recent fiscal year, which we may choose to utilize due to the Merger.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of Sprint’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, a material weakness in Sprint’s internal control over financial reporting was discovered. The material weakness is the result of deficiencies in the operating effectiveness of the controls over testing changes to the functionality that determines qualifying subscriber usage and the validation of the ongoing qualifying subscriber usage under Sprint’s Lifeline program. Sprint provides service to eligible Lifeline subscribers under the Assurance Wireless brand for whom it seeks reimbursement from the Universal Service Fund. In 2016, the FCC enacted changes to the Lifeline program, which required Sprint to update how it determined qualifying subscriber usage. An inadvertent coding issue in the system used to identify qualifying subscriber usage occurred in July 2017 while the system was being updated to address the required changes. As a result, Sprint claimed monthly subsidies for serving Lifeline subscribers that may not have met Sprint’s usage requirements under the Lifeline program. The estimated reimbursements to federal and state governments for subsidies claimed contrary to Sprint’s usage policy reduced Sprint’s ‘‘Service revenue,’’ increased Sprint’s ‘‘Selling, general and administrative expense’’ and increased Sprint’s ‘‘Net loss attributable to Sprint Corporation’’ in the consolidated statements of comprehensive (loss) income for the nine-month period ended December 31, 2019. These control deficiencies could have resulted in disclosures that would result in a material misstatement to Sprint’s annual or interim consolidated financial statements that would not be prevented or detected.

Accordingly, Sprint’s management determined that these control deficiencies constituted a material weakness. This material weakness remained unremediated as of December 31, 2019.

While we work to integrate and align guidelines, principles and practices of the two companies following the Merger, as a result of the differences in control environments and cultures, we could potentially identify other material weaknesses that could result in materially inaccurate financial statements, materially inaccurate disclosures, or failure to prevent error or fraud for the combined company. There can be no assurance that remediation of the existing Sprint material weakness, or any other material weaknesses identified during integration of the two companies, will be completed in a timely manner or that the remedial measures will prevent other control deficiencies or material weaknesses. Subsequent testing of the operational effectiveness of the modified systems and validation controls will be necessary to conclude that any material weaknesses identified have been fully remediated. We may also identify other material weaknesses in internal control over financial reporting in the future. If we are unable to remediate material weaknesses in internal control over financial reporting, then our ability to analyze, record and report financial information free of material misstatements, to prepare financial statements within the time periods specified by the rules and forms of the SEC and otherwise to comply with the requirements of Section 404 of the Sarbanes-Oxley Act will be adversely affected. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in internal control over financial reporting may result in material misstatements of our financial statements.

The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including judgments used in decision-making, the nature and complexity of the transactions we undertake, assumptions about the likelihood of future events, the soundness of our systems, cost limitations, and other factors. If we or our independent registered public accounting firm is unable to conclude that we have effective internal control over financial reporting, or if other material weaknesses in our internal controls are discovered, such as through the identification of any additional material weaknesses as we complete our assessment of Sprint’s legacy control environment, or occur in the future or we otherwise must restate our financial statements, it could materially and adversely affect our business, financial condition or operating results, restrict our ability to access the capital markets, require the expenditure of significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties, investigations or judgments, harm our reputation, or otherwise cause a decline in investor confidence.

The difficulties in satisfying the large number of Government Commitments in the required time frames and the significant cost incurred in tracking, monitoring and complying with them, could adversely impact our business, financial condition and results of operations.

In connection with the regulatory proceedings and approvals required to close the Transactions, we agreed to various Government Commitments. These Government Commitments include, among other things, extensive 5G network build-out commitments, obligations to deliver high-speed wireless services to the vast majority of Americans, including Americans residing in rural areas, and the marketing of an in-home broadband product where spectrum capacity is available. Other Government Commitments relate to national security, pricing, service and device availability to specified percentages of certain state populations, employment and support of diversity initiatives. Many of the Government Commitments specify time frames for compliance. Failure to fulfill our obligations under these Government Commitments in a timely manner could result in substantial fines, penalties, or other legal and administrative actions.

We expect to incur significant costs, expenses and fees for professional services to track, monitor, comply with and fulfil our obligations under these Government Commitments. In addition, abiding by the Government Commitments may divert our management’s time and energy away from other business operations and could force us to make business decisions we would not otherwise make and forego taking actions that might be beneficial to us. The difficulties in satisfying the large number of Government Commitments in the required time frames and the cost incurred in tracking, monitoring and complying with them could also adversely impact our business, financial condition and results of operations and hinder our ability to effectively compete.

We could be harmed by data loss or other security breaches, whether directly or indirectly.

Our business, like that of most retailers and wireless companies, involves the receipt, storage, and transmission of our customers’ confidential information, including sensitive personal information and payment card information, confidential information about our employees and suppliers, and other sensitive information about our Company, such as our business plans, transactions and intellectual property (“Confidential Information”). Unauthorized access to Confidential Information may be difficult to anticipate, detect, or prevent, particularly given that the methods of unauthorized access constantly change and evolve. We are subject to the threat of unauthorized access or disclosure of Confidential Information by state-sponsored parties, malicious actors, third parties or employees, errors or breaches by third-party suppliers, or other security incidents that could compromise the confidentiality and integrity of Confidential Information. In August 2018, November 2019, and March 2020, we notified affected customers of incidents involving unauthorized access to certain customer information. Other than a small number of customers in connection with the March 2020 incident, these incidents did not involve credit card information, financial data, social security numbers or passwords. While we do not believe these security incidents were material, we expect to continue to be the target of cyber-attacks, data breaches, or security incidents, which may in the future have a material adverse effect on our business, reputation, financial condition, and operating results.

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
•physical damage, power surges or outages, or equipment failure with respect to both our wireless and wireline networks, including those as a result of severe weather, natural disasters, public health crises, terrorist attacks, political instability and volatility, and acts of war;
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

Significant technological changes continue to impact the communications industry. In general, these technological changes enhance communications and enable a broader array of companies to offer services competitive with ours. In order to grow and remain competitive with new and evolving technologies in our industry, we will need to adapt to future changes in technology, continually invest in our network, increase network capacity, enhance our existing offerings, and introduce new offerings to address our current and potential customers’ changing demands. Enhancing our network, including our 5G network, is subject to risk from equipment changes and migration of customers from older technologies. Adopting new and sophisticated technologies may result in implementation issues such as scheduling and supplier delays, unexpected or increased costs, technological constraints, regulatory permitting issues, customer dissatisfaction, and other issues that could cause delays in launching new technological capabilities, which in turn could result in significant costs or reduce the anticipated benefits of the upgrades. In general, the development of new services in the wireless telecommunications industry will require us to anticipate and respond to the continuously changing demands of our customers, which we may not be able to do accurately or timely. If our new services fail to retain or gain acceptance in the marketplace or if costs associated with these services are higher than anticipated, this could have a material adverse effect on our business, financial condition and operating results.

We continue to implement a new billing system, which will support a portion of our subscribers, while maintaining our legacy billing systems and integrating Sprint’s billing system as a result of the Merger. The combined company will have multiple billing systems and our go-forward billing system strategy will need to be evaluated. Any unanticipated difficulties, disruption, or significant delays could have adverse operational, financial, and reputational effects on our business.

We continue to implement a new customer billing system that involves a new third-party supported platform and utilization of a phased deployment approach. Elements of the billing system have been placed into service and are operational and we plan to operate both the existing and new billing systems in parallel to aid in the transition to the new system until all phases of the conversion are complete.

The ongoing implementation as well as integration efforts with respect to billing as a result of the Merger may cause major system or business disruptions, or we may fail to implement the new billing system in its entirety or in a timely or effective manner. In addition, we or the supporting vendor may experience errors, cyber-attacks, or other operational disruptions that could negatively impact us and over which we may have limited control. Interruptions and/or failure of this billing services system could disrupt our operations and impact our ability to provide or bill for our services, retain customers, attract new customers, or negatively impact overall customer experience. Any occurrence of the foregoing could cause material adverse effects on our operations and financial condition, material weaknesses in our internal control over financial reporting, and reputational damage.

We rely on third parties to provide products and services for the operation of our business, and the failure or inability of such parties to provide these products or services could adversely affect our business, financial condition, and operating results.

We depend heavily on suppliers, service providers, their subcontractors and other third parties for us to efficiently operate our business. Due to the complexity of our business, it is not unusual to engage a diverse set of suppliers to help us develop, maintain, and troubleshoot products and services such as wireless and wireline network components, software development services, and billing and customer service support. Some of our suppliers may provide services from outside of the United States, which carries additional regulatory and legal obligations. We commonly rely on suppliers to provide us with contractual assurances and to disclose accurate information regarding risks associated with their provision of products or services in accordance with our policies and standards, including our Supplier Code of Conduct and our third party-risk management practices. The failure of our suppliers to comply with our expectations and policies could have a material adverse effect on our business, financial condition, and operating results.

Many of the products and services we use are available through multiple sources and suppliers. However, there are a limited number of suppliers who can support or provide billing services, voice and data communications transport services, wireless or wireline network infrastructure, equipment, handsets, other devices, and payment processing services, among other products and services. Disruptions or failure of such suppliers to adequately perform could have a material adverse effect on our business, financial condition, and operating results.

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

Our indebtedness is substantially greater than the indebtedness of each of T-Mobile and Sprint on a standalone basis prior to the Transactions. This increased level of indebtedness could adversely affect our business flexibility and increase our borrowing costs.

In connection with the Transactions, T-Mobile and Sprint conducted financing transactions that were used in part to prepay a portion of T-Mobile’s and Sprint’s existing indebtedness and to fund liquidity needs. Immediately following the Transactions, we have consolidated indebtedness, including financing lease liabilities, of approximately $69.0 billion, excluding our obligations to pay for the management and operation of certain of our wireless communications tower sites (“Tower Obligations”) and operating lease liabilities.

Our substantially increased indebtedness following the Transactions could have the effect, among other things, of reducing our flexibility to respond to changing business, economic, market and industry conditions and increasing the amount of cash required to meet interest payments. In addition, this increased level of indebtedness following the Transactions may reduce funds available to support efforts to integrate T-Mobile’s and Sprint’s businesses and realize the expected benefits of the Transactions, and may also reduce funds available for capital expenditures, share repurchases and other activities. Those impacts may put us at a competitive disadvantage relative to other companies with lower debt levels. Further, we may need to incur substantial additional indebtedness in the future, subject to the restrictions contained in our debt instruments, which could increase the risks associated with our capital structure.

Because of our substantial indebtedness, there is a risk that we may not be able to service our debt obligations in accordance with their terms.

We have, and we expect that we will continue to have, a significant amount of debt. Immediately following the Transactions, we have consolidated indebtedness, including financing lease liabilities, of approximately $69.0 billion, excluding Tower Obligations and operating lease liabilities.

Our ability to service our substantial debt obligations will depend on future performance, which will be affected by business, economic, market and industry conditions and other factors, including our ability to achieve the expected benefits of the Transactions. There is no guarantee that we will be able to generate sufficient cash flow to service our debt obligations when due. If we are unable to meet such obligations or fail to comply with the financial and other restrictive covenants contained in the agreements governing such debt obligations, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices or make additional borrowings. We may not be able to, at any given time, refinance our debt, sell assets or make additional borrowings on commercially reasonable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations after the Transactions.

Some or all of our variable-rate indebtedness may use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate. LIBOR will be discontinued after 2021 and will be replaced with an alternative reference rate. The consequence of this development cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness. In addition, any hedging agreements we have and may continue to enter into to limit our exposure to interest rate increases or foreign currency fluctuations may not offer complete protection from these risks or may be unsuccessful, and consequently may effectively increase the interest rate we pay on our debt or the exchange rate with respect to such debt, and any portion not subject to such hedging agreements would have full exposure to interest rate increases or foreign currency fluctuations, as applicable. If any financial institutions that are parties to our hedging agreements were to default on their payment obligations to us, declare bankruptcy or become insolvent, we would be unhedged against the underlying exposures. Any posting of collateral by us under our hedging agreements and the modification or termination of any of our hedging agreements could negatively impact our liquidity or other financial metrics. Any of these risks could have a material adverse effect on our business, financial condition and operating results.

The agreements governing our indebtedness and other financings include restrictive covenants that limit our operating flexibility.

The agreements governing our indebtedness and other financings impose material operating and financial restrictions. These restrictions, subject in certain cases to customary baskets, exceptions and maintenance and incurrence-based financial tests, together with our debt service obligations, may limit our ability to engage in transactions and pursue strategic business opportunities, including the following:
•incurring additional indebtedness and issuing preferred stock;
•paying dividends, redeeming capital stock or making other restricted payments or investments;
•selling, buying or leasing assets, properties or licenses, including spectrum;

•developing assets, properties or licenses that we have or in the future may procure;
•creating liens on assets securing indebtedness or other obligations;
•participating in future Federal Communications Commission (“FCC”) auctions of spectrum or private sales of spectrum;
•engaging in mergers, acquisitions, business combinations or other transactions;
•entering into transactions with affiliates; and
•placing restrictions on the ability of subsidiaries to pay dividends or make other payments.
These restrictions could limit our ability to obtain debt financing, make share repurchases, refinance or pay principal on our outstanding indebtedness, complete acquisitions for cash or indebtedness or react to business, economic, market and industry conditions and other changes in our operating environment or the economy. Any future indebtedness that we incur may contain similar or more restrictive covenants. Any failure to comply with the restrictions of our debt agreements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these and other agreements, giving our lenders the right to terminate the commitments they had made or the right to require us to repay all amounts then outstanding plus any interest, fees, penalties or premiums. An event of default may also compel us to sell certain assets securing indebtedness under these agreements.

Credit rating downgrades could adversely affect our businesses, cash flows, financial condition and operating results, which relies on investment-grade markets.

Credit ratings impact the cost and availability of future borrowings, and, as a result, cost of capital. Our current ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations. Our capital structure and business model are reliant on continued access to the investment-grade debt markets. Each rating agency reviews our ratings periodically and there can be no assurance that such ratings will be maintained in the future. A downgrade in our corporate rating and/or our issued investment-grade debt ratings could impact our ability to access the investment-grade debt market and adversely affect our businesses, cash flows, financial condition and operating results.

The scarcity and cost of additional wireless spectrum, and regulations relating to spectrum use, may adversely affect our business, financial condition and operating results.

As a result of completing the Transactions, we acquired additional spectrum from Sprint, including 2.5 GHz spectrum, that we need in order to continue our customer growth, expand and deepen our coverage, maintain our quality of service, meet increasing customer demands, and deploy new technologies. Although the Merger has reduced our immediate need to acquire additional spectrum, as we continue to enhance the quality of our services in certain geographic areas and deploy new technologies, we may need to acquire additional spectrum in the future. As a result, we will continue to actively seek to make additional investment in spectrum, which could be significant.

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

We have incurred, and will incur, substantial expenses as a result of completing the Transactions, the Divestiture Transaction and compliance with the Government Commitments, and we are also expected to incur substantial expenses in connection with integrating and coordinating T-Mobile’s and Sprint’s businesses, operations, policies and procedures. While we have assumed that a certain level of transaction-related expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses could exceed the costs historically borne by us and adversely affect our financial condition and results of operations.

Our financial condition and operating results will be impaired if we experience high fraud rates related to device financing, customer credit cards, dealers, subscriptions, or account take over fraud.

Our operating costs could increase substantially as a result of fraud, including any fraud related to device financing, customer credit cards, dealers, subscriptions, or account take over fraud. If our fraud detection strategies and processes are not successful in detecting and controlling fraud, whether directly or by way of the systems, processes, and operations of third parties such as national retailers, dealers, and others, the resulting loss of revenue or increased expenses could have a material adverse effect on our financial condition and operating results.

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

Uncertainty about the process of integrating T-Mobile’s and Sprint’s businesses could have an adverse impact on our employees. These uncertainties may impair the ability to attract, retain and motivate key personnel, as existing and prospective employees may experience uncertainty about their future roles with us. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be negatively impacted. We may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent. As a result, we may not be able to meet our business plan and our revenue growth and profitability may be materially adversely affected.

In addition, certain members of our senior leadership team, including our CEO, have term employment agreements with us. Our inability to extend the terms of these employment agreements or to replace these members or our senior leadership team at the end of their terms with qualified and capable successors could hinder our strategic planning and execution. There can be no assurance that we will be able to retain the executives of T-Mobile and Sprint or that we will otherwise succeed in attracting, hiring and retaining candidates with the qualifications and skills necessary to our success. Our failure to attract, hire and retain such candidates, from within T-Mobile or Sprint or otherwise, could negatively affect our operations and profitability.

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

We cannot assure you that the FCC or any other federal, state or local agencies will not adopt regulations, implement new programs in response to the COVID-19 pandemic, or take enforcement or other actions that would adversely affect our business, impose new costs, or require changes in current or planned operations. For example, under the Obama administration, the FCC established net neutrality and privacy regimes that applied to our operations. Both sets of rules potentially subjected some of our initiatives and practices to more burdensome requirements and heightened scrutiny by federal and state regulators, the public, edge providers, and private litigants regarding whether such initiatives or practices are compliant. While the FCC rules are now largely rolled back under the Trump administration, some states and other jurisdictions have enacted, or are considering enacting, laws in these areas (including for example the CCPA as discussed below), perpetuating the risk and uncertainty regarding the regulatory environment and compliance around these issues.

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

Additionally, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which became effective in January 2020, creating new data privacy rights for California residents and new compliance obligations for us. We have incurred and will continue to incur significant implementation costs to ensure compliance with the CCPA, and we could see increased litigation costs with the law now in effect. The California Attorney General has proposed related CCPA regulations, which could be adopted in a form that increases our costs and/or litigation exposure. If we are unable to put proper controls and procedures in place to ensure compliance, it could have an adverse effect on our business. A California ballot initiative has recently been introduced by the original proponent of the CCPA that would provide additional data privacy rights and require additional implementation processes if passed. Other states, such as Nevada and Washington, have passed or are considering similar legislation, which, if passed, could create more risks and potential costs for us, especially to the extent the specific requirements of these laws vary significantly from those in California, Nevada and other existing laws.

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

We and our affiliates are involved in various disputes, governmental and/or regulatory inspections, investigations and proceedings and litigation matters. Such legal proceedings can be complex, costly, and highly disruptive to our business operations by diverting the attention and energy of management and other key personnel.

In connection with the Transactions, it is possible that stockholders of T-Mobile and/or Sprint may file putative class action lawsuits against the legacy T-Mobile board of directors and/or the Sprint board of directors. Among other remedies, these stockholders could seek damages. The outcome of any litigation is uncertain and any such potential lawsuits could result in substantial costs and may be costly and distracting to management.

Additionally, prior to the closing of the Merger, Sprint notified the FCC and state regulators that Sprint had claimed monthly subsidies for serving subscribers even though these subscribers may not have met usage requirements under Sprint’s usage policy for its Lifeline program. It is possible that an unfavorable resolution of one or more of these matters or other future matters could adversely affect us and our results of operations, financial condition and cash flows.

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. We recorded an accrual for an estimated payment amount as of March 31, 2020, which was included in Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets.

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

The financing of devices, such as through our EIP, JUMP! On Demand or other leasing programs such as those acquired in the Merger, has expanded our regulatory compliance obligations. Failure to remain compliant with applicable regulations, may increase our risk exposure in the following areas:
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

Third parties may claim we infringe upon their intellectual property rights. We are a defendant in numerous intellectual property lawsuits, including patent infringement lawsuits, which expose us to the risk of adverse financial impact either by way of significant settlement amounts or damage awards. As we adopt new technologies and new business systems and provide customers with new products and/or services, we may face additional infringement claims. These claims could require us to cease certain activities or to cease selling relevant products and services. These claims can be time-consuming and costly to defend, and divert management resources, and expose us to significant damages awards or settlements, any or all of which could have a material adverse effect on our operations and financial condition. In addition to litigation directly involving our Company, our vendors and suppliers can be threatened with patent litigation and/or subjected to the threat of disruption or blockage of sale, use, or importation of products, posing the risk of supply chain interruption to particular products and associated services which could have a material adverse effect on our business, financial condition and operating results.

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

For our Educational Broadband Service (“EBS”) licenses in the 2.5 GHz band, FCC rules generally limit eligibility to hold EBS licenses to accredited educational institutions and certain governmental, religious and nonprofit entities, but permit those license holders to lease up to 95% of their capacity for non-educational purposes. Therefore, we primarily access EBS spectrum through long-term leasing arrangements with EBS license holders. Our EBS spectrum leases typically have an initial term equal to the remaining term of the EBS license, with an option to renew the lease for additional terms, for a total lease term of up to 30 years. We rely on the EBS license holders from whom we lease the EBS spectrum to take necessary and appropriate steps to meet the FCC requirements to continue to hold these licenses. If the EBS license holders fail to meet those requirements, we could be denied our rights under the leasing arrangements, which could have an adverse impact on our business, financial condition or operating results. On April 27, 2020, the FCC lifted the restriction on who can hold EBS licenses, which would allow current license holders to sell their licenses to other parties, including to T-Mobile. We will continue to monitor the impact of this change on our ability to access the EBS spectrum.

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

Risks Related to Ownership of our Common Stock

Each of DT, which controls a majority of the voting power of our common stock, and SoftBank, a significant stockholder of T-Mobile, may have interests that differ from the interests of our other stockholders.

Upon the completion of the Transactions, DT and SoftBank entered into a proxy, lock-up and right of first refusal agreement (the “Proxy Agreement”). Pursuant to the Proxy Agreement, at any meeting of our stockholders, the shares of our common stock beneficially owned by SoftBank will be voted in the manner as directed by DT.

Accordingly, DT controls a majority of the voting power of our common stock and therefore we are a “controlled company,” as defined in The NASDAQ Stock Market LLC (“NASDAQ”) listing rules, and are not subject to NASDAQ requirements that would otherwise require us to have a majority of independent directors, a nominating committee composed solely of independent directors or a compensation committee composed solely of independent directors. Accordingly, our stockholders will not be afforded the same protections generally as stockholders of other NASDAQ-listed companies with respect to corporate governance for so long as we rely on these exemptions from the corporate governance requirements.

In addition, pursuant to our certificate of incorporation and the Amended and Restated Stockholders’ Agreement (i) as long as DT beneficially owns 30% or more of our outstanding common stock, we are restricted from taking certain actions without DT’s prior written consent, including (a) incurring indebtedness above certain levels based on a specified debt to cash flow ratio, (b) taking any action that would cause a default under any instrument evidencing indebtedness involving DT or its affiliates, (c) acquiring or disposing of assets or entering into mergers or similar acquisitions in excess of $1.0 billion, (d) changing the size of our board of directors, (e) subject to certain exceptions, issuing equity of 10% or more of the then-outstanding shares of our common stock, or issuing equity to redeem debt held by DT, (f) repurchasing or redeeming equity securities or making any extraordinary or in-kind dividend other than on a pro rata basis, or (g) making certain changes involving our CEO; and (ii) as long as SoftBank beneficially owns 22.5% or more of our outstanding common stock, we are restricted from taking certain actions without SoftBank’s prior written consent, including (a) acquiring or disposing of assets or entering into mergers or similar acquisitions in excess of $1.0 billion (other than a Sale of the Company (as defined in the Amended and Restated Stockholders’ Agreement), for which the prior written consent of SoftBank will not be required, but for which SoftBank has a match right as set forth in the Amended and Restated Stockholders’ Agreement), or (b) subject to certain exceptions, issuing equity of 10% or more of the then-outstanding shares of our common stock. We are also restricted from amending our certificate of incorporation and bylaws in any manner that could adversely affect DT’s or SoftBank’s rights under the Amended and Restated Stockholders’ Agreement for as long as the applicable stockholder beneficially owns 5% or more of our outstanding common stock. These restrictions could prevent us from taking actions that our board of directors may otherwise determine are in the best interests of the Company and our stockholders or that may be in the best interests of our other stockholders.

Subject to SoftBank’s rights described above and SoftBank’s right to designate a certain number of individuals to be nominees for election to our board of directors pursuant to the Amended and Restated Stockholders’ Agreement, DT effectively has control over all matters submitted to our stockholders for approval, including the election or removal of directors, changes to our certificate of incorporation, a sale or merger of our Company and other transactions requiring stockholder approval under Delaware law. DT’s controlling interest may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from seeking to acquire, the Company. DT and SoftBank as significant shareholders may have strategic, financial, or other interests different from our other stockholders, including as the holder of a substantial amount of our indebtedness and as the counterparty in a number of commercial arrangements, and may make decisions adverse to the interests of our other stockholders.

In addition, we license certain trademarks from DT, including the right to use the trademark “T-Mobile” as a name for the Company and our flagship brand, under a trademark license agreement, as amended, with DT. As described in more detail in our Proxy Statement on Schedule 14A filed with the SEC on April 21, 2020 under the heading “Transactions with Related Persons and Approval,” we are obligated to pay DT a royalty in an amount equal to 0.25% (the “royalty rate”) of the net revenue (as defined in the trademark license) generated by products and services sold by the Company under the licensed trademarks subject to a cap of $80.0 million per calendar year through December 31, 2028. We and DT are obligated to negotiate a new trademark license when (i) DT has 50% or less of the voting power of the outstanding shares of capital stock of the Company or (ii) any third party owns or controls, directly or indirectly, 50% or more of the voting power of the outstanding shares of capital stock of the Company, or otherwise has the power to direct or cause the direction of the management and policies of the Company. If we and DT fail to agree on a new trademark license, either we or DT may terminate the trademark license and such termination shall be effective, in the case of clause (i) above, on the third anniversary after notice of termination and, in the case of clause (ii) above, on the second anniversary after notice of termination. A further increase in the royalty rate or termination of the trademark license could have a material adverse effect on our business, financial condition and operating results.

Future sales or issuances of our common stock, including sales by DT and SoftBank, could have a negative impact on our stock price.

We cannot predict the effect, if any, that market sales of shares or the availability of shares of our common stock will have on the prevailing trading price of our common stock from time to time. Sales or issuances of a substantial number of shares of our common stock could cause our stock price to decline and could result in dilution of your shares.

We, DT and SoftBank are parties to the Amended and Restated Stockholders’ Agreement pursuant to which DT and SoftBank are free to transfer their shares in public sales without notice, as long as such transactions would not result in a third party owning more than 30% of the outstanding shares of our common stock. If a transfer would exceed the 30% threshold, it is prohibited unless the transfer is approved by our board of directors or the transferee makes a binding offer to purchase all of the other outstanding shares on the same price and terms. The Amended and Restated Stockholders’ Agreement does not otherwise impose any other restrictions on the sales of common stock by DT or SoftBank. Moreover, we may be required to file a shelf registration statement with respect to the common stock and certain debt securities held by DT and SoftBank, which would facilitate the resale by DT or SoftBank of all or any portion of the shares of our common stock they hold. The sale of shares of our common stock by DT or SoftBank (other than in transactions involving the purchase of all of our outstanding shares) could significantly increase the number of shares available in the market, which could cause a decrease in our stock price. In addition, even if DT or SoftBank does not sell a large number of their shares into the market, their right to transfer a large number of shares into the market may depress our stock price.

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

The trading prices of the securities of communications companies historically have been highly volatile, and the trading price of our common stock may be subject to wide fluctuations. Our stock price may fluctuate in reaction to a number of events and factors that may include, among other things:
•adverse economic, political or market conditions in the U.S. and international markets, including those caused by the COVID-19 pandemic;
•our or our competitors’ actual or anticipated operating and financial results;
•introduction of new products and services by us or our competitors or changes in service plans or pricing by us or our competitors;
•analyst projections, predictions and forecasts, analyst target prices for our securities and changes in, or our failure to meet, securities analysts’ expectations;
•realization of the expected benefits and synergies of the Transactions, or market or analyst expectations with respect thereto;
•transactions in our common stock by major investors;
•share repurchases by us or purchases by DT or SoftBank;
•DT’s financial performance and results of operations, or actions implied or taken by DT or SoftBank;

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
•actual or anticipated consolidation, or other strategic mergers or acquisition activities involving us or our competitors, or other participants in related or adjacent industries, or market speculation regarding such activities;
•disruptions of our operations or service providers or other vendors necessary to our network operations; and
•availability of additional spectrum, whether by the announcement, commencement, bidding and closing of auctions for new spectrum or the acquisition of companies that own spectrum, and the extent to which we or our competitors succeed in acquiring additional spectrum.
In addition, the stock market has been volatile and has experienced significant price and volume fluctuations in the past, which may continue for the foreseeable future. Severe market fluctuations, such as those experienced recently with regard to COVID-19, oil and other commodity prices, concerns over sovereign debt risk, trade policies and tariffs affecting other countries, and those that may arise from global and political tensions or weak economic conditions, have had and may continue to have a significant impact on the trading price of securities issued by many companies, including companies in the communications industry. These changes frequently occur irrespective of the operating performance of the affected companies. Hence, the trading price of our common stock could fluctuate based upon factors that have little or nothing to do with our business, financial condition and operating results.

We have never paid or declared any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We have never paid or declared any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Our credit facilities and indentures governing our long-term debt to affiliates and third parties contain covenants that, among other things, restrict our ability to declare or pay dividends on our common stock. We currently intend to use future earnings, if any, to invest in our business and for general corporate purposes, including the integration of T-Mobile’s and Sprint’s businesses. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future, and capital appreciation, if any, of our common stock will be the sole source of potential gain.

Risks Related to Integration

Although we expect that the Transactions will result in synergies and other benefits, those synergies and benefits may not be realized in the amounts anticipated, or may not be realized within the expected time frame, and risks associated with the foregoing may also result from the extended delay in the completion of the Transactions.

Our ability to realize the anticipated benefits of the Transactions will depend, to a large extent, on our ability to integrate our and Sprint’s businesses in a manner that facilitates growth opportunities and achieves the projected standalone cost savings and revenue growth trends identified by each company without adversely affecting current revenues and investments in future growth. In addition, some of the anticipated synergies are not expected to occur for a significant time period following the completion of the Transactions and will require substantial capital expenditures in the near term.

As a result of the delays experienced in the completion of the Transactions and the COVID-19 pandemic, our anticipated synergies and other benefits of the Transactions may be reduced or eliminated, including a delay in the integration of, or inability to integrate, the networks of T-Mobile and Sprint to launch a broad and deep nationwide 5G network. In addition, asset divestitures, such as the Divestiture Transaction and Government Commitments, may further reduce the amounts of realized synergies from our initial estimates.

Even if we are able to integrate the two companies successfully, the anticipated benefits of the Transactions, including the expected synergies and network benefits, may not be realized fully or at all or may take longer to realize than expected.

Our business and Sprint’s businesses may not be integrated successfully or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruption, including difficulties in completing the Divestiture Transaction, satisfying all of the Government Commitments and maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected.

The combination of two independent businesses is complex, costly and time-consuming, and may divert significant management attention and resources to combining our and Sprint’s business practices and operations. This process, as well as the Divestiture Transaction and the Government Commitments, may disrupt our business or otherwise impact our ability to compete. The failure to meet the challenges involved in combining our and Sprint’s businesses, and to realize the anticipated benefits of the Transactions could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. The overall combination of our and Sprint’s businesses, the completion of the Divestiture Transaction and compliance with the Government Commitments may also result in material unanticipated problems, expenses, liabilities, competitive responses and impacts, and loss of customer and other business relationships. The difficulties of combining the operations of the companies, completing the Divestiture Transaction and satisfying all of the Government Commitments include, among others:
•diversion of management attention to integration matters;
•difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure, supplier and vendor arrangements and financial reporting and internal control systems;
•challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•the material weakness in Sprint’s internal control over financial reporting and differences in control environments and cultures, and the potential identification of other material weaknesses while we work to integrate the companies and align guidelines, principles and practices;
•differences in control environments and cultures, and the potential identification of other material weaknesses while we work to integrate and align guidelines, principles and practices;
•alignment of key performance measurements may result in a greater need to communicate and manage clear expectations while we work to integrate and align guidelines and practices;
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
•the impact of the additional debt financing incurred in connection with the Transactions;
•challenges in managing the Divestiture Transaction process, the ongoing commercial and transition services arrangements to be entered into in connection with the Divestiture Transaction, and known or unknown liabilities arising in connection therewith;
•an increase in competition from DISH and other third parties that DISH may enter into commercial agreements with, who are significantly larger and with greater resources and scale advantages as compared to us;
•known or potential unknown liabilities of Sprint that are larger than expected; and
•other potential adverse consequences and unforeseen increased expenses or liabilities associated with the Transactions, the Divestiture Transaction and the Government Commitments.
Additionally, uncertainties over the integration process could cause customers, suppliers, distributors, dealers, retailers and others to seek to change or cancel our existing business relationships or to refuse to renew existing relationships. Suppliers, distributors and content and application providers may also delay or cease developing new products for us that are necessary for the operations of our business due to uncertainties. Competitors may also target our existing customers by highlighting potential uncertainties and integration difficulties.
Some of these factors are outside our control, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the integration is successful, the full benefits of the Transactions including, among others, the synergies, cost savings or sales or growth opportunities may not be realized, as a result of the Divestiture Transaction, the Government Commitments and/or the other actions and conditions we have agreed to in connection with the Transactions, or otherwise. Further, we have incurred, and expect to continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Transactions. Additional unanticipated costs may be incurred in the integration process and in connection with the Divestiture Transaction and the Government Commitments, including potential penalties that could arise if we fail to fulfill our obligations thereunder. As a result, it cannot be assured that we will realize the full benefits expected from the Transactions within the anticipated time frames or at all.

Failure to complete the Divestiture Transaction could compel us to pursue an alternative divestiture transaction, which we may not be able to complete on favorable terms or at all.

To facilitate the FCC’s review and approval of the FCC license transfers associated with the Transactions, and to resolve the DOJ’s investigation into the Transactions, we committed to the Divestiture Transaction.

If we are unable to complete the Divestiture Transaction, subject to certain limitations, we would be required to pursue an alternative divestiture transaction or transactions. In particular, we committed to the FCC (i) to divest Sprint’s Boost Mobile and Sprint prepaid wireless brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Telecommunications Company and Swiftel Communications, Inc.) (the “Boost Assets”) through a market-based process to a serious and credible buyer, (ii) to offer the Boost Assets buyer terms for a six-year wholesale MVNO agreement with wholesale rates that will meaningfully improve upon the commercial terms reflected in the most favorable of T-Mobile’s and Sprint’s three largest MVNO agreements, and (iii) to identify the buyer of the Boost Assets and submit the negotiated MVNO agreement to the FCC within 120 days of the closing of the Transactions (subject to two 30-day extensions). There is no assurance that we will be able to complete the Divestiture Transaction or any other divestiture transactions on terms that are favorable to us, or at all. Moreover, any such alternative divestiture transaction would be subject to FCC review and approval and could cause the DOJ, other regulators or other parties to challenge the Transactions, potentially resulting in monetary liability, civil penalties, litigation expense and divestiture of some or all of the other assets acquired in the Transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On April 30, 2020, we entered into an amendment (the “Third Amendment”) to the Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018 (as amended on December 21, 2018 and on February 14, 2020, and as further amended by the Third Amendment, the “EIP Receivables Facility”), by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, individually and as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., jointly and severally as guarantors, Royal Bank of Canada, as Administrative Agent, and the various funding agents party thereto. The Third Amendment provides, for a period of up to 7 months, (i) flexibility for modifications to accounts receivable sold in the EIP Receivables Facility that are impacted by COVID-19 and (ii) exclusion of such accounts receivable from all pool performance triggers.

This summary of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amendment, a copy of which will be subsequently filed with the SEC.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
2.1*	Amendment No. 2, dated as of February 20, 2020, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp., as amended.	8-K	2/20/2020	2.1
3.1	Fifth Amended and Restated Certificate of Incorporation of T-Mobile US, Inc.	8-K	4/1/2020	3.1
3.2	Seventh Amended and Restated Bylaws of T-Mobile US, Inc.	8-K	4/1/2020	3.2
10.1
Second Amendment to the Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of February 14, 2020, among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., jointly and severally as guarantors, Royal Bank of Canada, as Administrative Agent, and the various funding Agents party to the RPAA.
X
10.2	Letter Agreement, dated as of February 20, 2020, by and among T-Mobile US, Inc., Deutsche Telekom AG and SoftBank Group Corp.	8-K	2/20/2020	10.1
10.3**	Amendment No. 1, effective as of February 12, 2020, to the Compensation Term Sheet, effective as of April 29, 2018, by and between the Company and David R. Carey.				X
10.4**	PRSU Agreement, dated as of April 1, 2020, by and between the Company and Neville R. Ray.				X
10.5**	Amendment No. 2, dated as of March 26, 2020, to the Amended and Restated Employment Agreement, dated as of April 1, 2017, by and between the Company and John J. Legere.				X
10.6**	Amendment No. 1, dated as of March 26, 2020, to the Amended and Restated Employment Agreement, dated as of November 15, 2019, by and between the Company and G. Michael Sievert.				X
10.7**	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.				X
10.8**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.				X
22.1	List of Guarantor Subsidiaries				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	This filing excludes certain schedules pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.
**	Indicates a management contract or compensatory plan or arrangement.
***	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

May 6, 2020	/s/ J. Braxton Carter
J. Braxton Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)