Form 10-Q
period 2020-06-30
T-Mobile US, Inc.
filed 2020-08-06
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 3, 2020
Common Stock, par value $0.00001 per share	1,237,808,926

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended June 30, 2020

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$11,076	$1,528
Accounts receivable, net of allowance for credit losses of $183 and $61	3,355	1,888
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $415 and $333	3,194	2,600
Accounts receivable from affiliates	24	20
Inventory	1,549	964
Prepaid expenses	627	333
Assets held for sale	1,910	—
Other current assets	2,586	1,972
Total current assets	24,321	9,305
Property and equipment, net	38,801	21,984
Operating lease right-of-use assets	17,246	10,933
Financing lease right-of-use assets	3,288	2,715
Goodwill	10,910	1,930
Spectrum licenses	82,870	36,465
Other intangible assets, net	6,038	115
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $76 and $66	1,399	1,583
Other assets	2,326	1,891
Total assets	$187,199	$86,921
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$9,348	$6,746
Payables to affiliates	126	187
Short-term debt	3,818	25
Short-term debt to affiliates	1,235	—
Deferred revenue	1,185	631
Short-term operating lease liabilities	4,164	2,287
Short-term financing lease liabilities	1,040	957
Liabilities held for sale	606	—
Other current liabilities	1,669	1,673
Total current liabilities	23,191	12,506
Long-term debt	62,783	10,958
Long-term debt to affiliates	4,706	13,986
Tower obligations	3,130	2,236
Deferred tax liabilities	9,996	5,607
Operating lease liabilities	15,487	10,539
Financing lease liabilities	1,416	1,346
Other long-term liabilities	3,494	954
Total long-term liabilities	101,012	45,626
Commitments and contingencies (Note 17)
Stockholders' equity
Common Stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,238,888,085 and 858,418,615 shares issued, 1,237,338,994 and 856,905,400 shares outstanding	—	—
Additional paid-in capital	72,505	38,498
Treasury stock, at cost, 1,549,091 and 1,513,215 shares issued	(12)	(8)
Accumulated other comprehensive loss	(1,658)	(868)
Accumulated deficit	(7,839)	(8,833)
Total stockholders' equity	62,996	28,789
Total liabilities and stockholders' equity	$187,199	$86,921
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2020	2019	2020	2019
Revenues
Postpaid revenues	$9,959	$5,613	$15,846	$11,106
Prepaid revenues	2,311	2,379	4,684	4,765
Wholesale revenues	408	313	733	617
Roaming and other service revenues	552	241	813	449
Total service revenues	13,230	8,546	22,076	16,937
Equipment revenues	4,269	2,263	6,386	4,779
Other revenues	172	170	322	343
Total revenues	17,671	10,979	28,784	22,059
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,098	1,649	4,737	3,195
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	3,667	2,661	6,196	5,677
Selling, general and administrative	5,604	3,543	9,292	6,985
Impairment expense	418	—	418	—
Depreciation and amortization	4,064	1,585	5,782	3,185
Total operating expenses	16,851	9,438	26,425	19,042
Operating income	820	1,541	2,359	3,017
Other income (expense)
Interest expense	(776)	(182)	(961)	(361)
Interest expense to affiliates	(63)	(101)	(162)	(210)
Interest income	6	4	18	12
Other expense, net	(195)	(22)	(205)	(15)
Total other expense, net	(1,028)	(301)	(1,310)	(574)
(Loss) income from continuing operations before income taxes	(208)	1,240	1,049	2,443
Income tax expense	(2)	(301)	(308)	(596)
(Loss) income from continuing operations	(210)	939	741	1,847
Income from discontinued operations, net of tax	320	—	320	—
Net income	$110	$939	$1,061	$1,847

Net income	$110	$939	$1,061	$1,847
Other comprehensive loss, net of tax
Unrealized gain (loss) on cash flow hedges, net of tax effect of $3, $(102) , $(273) and $(168)	2	(292)	(790)	(481)
Total comprehensive income	$112	$647	$271	$1,366
Earnings per share
Basic earnings (loss) per share:
Continuing operations	$(0.17)	$1.10	$0.71	$2.16
Discontinued operations	0.26	—	0.30	—
Basic	$0.09	$1.10	$1.01	$2.16
Diluted earnings (loss) per share:
Continuing operations	$(0.17)	$1.09	$0.70	$2.14
Discontinued operations	0.26	—	0.30	—
Diluted	$0.09	$1.09	$1.00	$2.14
Weighted average shares outstanding
Basic	1,236,528,444	854,368,443	1,047,338,364	852,796,369
Diluted	1,236,528,444	860,135,593	1,057,120,389	860,890,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Operating activities
Net income	$110	$939	$1,061	$1,847
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,064	1,585	5,782	3,185
Stock-based compensation expense	259	130	397	240
Deferred income tax expense	98	267	408	555
Bad debt expense	233	71	346	144
Losses from sales of receivables	30	28	55	63
Losses on redemption of debt	163	19	163	19
Impairment expense	418	—	418	—
Changes in operating assets and liabilities
Accounts receivable	(498)	(805)	(1,246)	(1,948)
Equipment installment plan receivables	127	(150)	196	(400)
Inventories	(553)	162	(1,064)	(103)
Operating lease right-of-use assets	937	469	1,464	904
Other current and long-term assets	(104)	(83)	(98)	(170)
Accounts payable and accrued liabilities	(1,261)	43	(1,666)	56
Short and long-term operating lease liabilities	(1,077)	(521)	(1,802)	(1,043)
Other current and long-term liabilities	(2,190)	(27)	(2,111)	94
Other, net	21	20	91	96
Net cash provided by operating activities	777	2,147	2,394	3,539
Investing activities
Purchases of property and equipment, including capitalized interest of $119, $125, $231 and $243	(2,257)	(1,789)	(4,010)	(3,720)
Purchases of spectrum licenses and other intangible assets, including deposits	(745)	(665)	(844)	(850)
Proceeds related to beneficial interests in securitization transactions	602	839	1,470	1,996
Net cash related to derivative contracts under collateral exchange arrangements	1,212	—	632	—
Acquisition of companies, net of cash and restricted cash acquired	(5,000)	—	(5,000)	—
Other, net	(168)	—	(184)	(7)
Net cash used in investing activities	(6,356)	(1,615)	(7,936)	(2,581)
Financing activities
Proceeds from issuance of long-term debt	26,694	—	26,694	—
Payments of consent fees related to long-term debt	(109)	—	(109)	—
Proceeds from borrowing on revolving credit facility	—	880	—	1,765
Repayments of revolving credit facility	—	(880)	—	(1,765)
Repayments of financing lease obligations	(236)	(229)	(518)	(315)
Repayments of short-term debt for purchases of inventory, property and equipment, net	(151)	—	(176)	—
Repayments of long-term debt	(10,529)	(600)	(10,529)	(600)
Issuance of common stock	17,290	—	17,290	—
Repurchases of common stock	(16,990)	—	(16,990)	—
Proceeds from issuance of short-term debt	18,743	—	18,743	—
Repayments of short-term debt	(18,929)	—	(18,929)	—
Tax withholdings on share-based awards	(138)	(4)	(279)	(104)
Cash payments for debt prepayment or debt extinguishment costs	(24)	(28)	(24)	(28)
Other, net	7	(5)	2	(9)
Net cash provided by (used in) financing activities	15,628	(866)	15,175	(1,056)
Change in cash and cash equivalents	10,049	(334)	9,633	(98)
Cash and cash equivalents, including restricted cash
Beginning of period	1,112	1,439	1,528	1,203
End of period	$11,161	$1,105	$11,161	$1,105
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2020	861,128,106	$(11)	$38,597	$(1,660)	$(7,949)	$28,977
Net income	—	—	—	—	110	110
Other comprehensive loss	—	—	—	2	—	2
Stock-based compensation	—	—	272	—	—	272
Exercise of stock options	262,394	—	14	—	—	14
Stock issued for employee stock purchase plan	(13)	—	—	—	—	—
Issuance of vested restricted stock units	4,157,095	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,564,635)	—	(138)	—	—	(138)
Distribution from NQDC plan	(40,263)	(1)	1	—	—	—
Shares issued in secondary offering	173,564,426	—	17,216	—	—	17,216
Shares repurchased from SoftBank (1)	(173,564,426)	—	(16,990)	—	—	(16,990)
Merger consideration	373,396,310	—	33,533	—	—	33,533
Balance as of June 30, 2020	1,237,338,994	$(12)	$72,505	$(1,658)	$(7,839)	$62,996

Balance as of December 31, 2019	856,905,400	$(8)	$38,498	$(868)	$(8,833)	$28,789
Net income	—	—	—	—	1,061	1,061
Other comprehensive loss	—	—	—	(790)	—	(790)
Executive put option	(342,000)	—	1	—	—	1
Stock-based compensation	—	—	424	—	—	424
Exercise of stock options	311,587	—	15	—	—	15
Stock issued for employee stock purchase plan	1,246,304	—	83	—	—	83
Issuance of vested restricted stock units	8,912,304	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(3,055,034)	—	(279)	—	—	(279)
Distribution from NQDC plan	(35,877)	(4)	4	—	—	—
Shares issued in secondary offering	173,564,426	—	17,216	—	—	17,216
Shares repurchased from SoftBank (1)	(173,564,426)		(16,990)	—	—	(16,990)
Merger consideration	373,396,310	—	33,533	—	—	33,533
Prior year Retained Earnings	—	—	—	—	(67)	(67)
Balance as of June 30, 2020	1,237,338,994	$(12)	$72,505	$(1,658)	$(7,839)	$62,996
(1) In connection with the SoftBank Monetization (as defined below) we received a payment of $300 million from SoftBank (as defined below). This amount, net of tax, was treated as a reduction of the purchase price of the shares acquired from SoftBank and was recorded as Additional paid-in capital.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2019	854,380,118	$(5)	$38,100	$(521)	$(11,393)	$26,181
Net income	—	—	—	—	939	939
Other comprehensive income	—	—	—	(292)	—	(292)
Stock-based compensation	—	—	143	—	—	143
Exercise of stock options	19,261	—	—	—	—	—
Stock issued for employee stock purchase plan	(36,710)	—	—	—	—	—
Issuance of vested restricted stock units	206,143	—	—	—	—	—
Issuance of restricted stock awards	(20,769)	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(56,041)	—	(4)	—	—	(4)
Transfer RSU from NQDC plan	(39,360)	(3)	3	—	—	—
Balance as of June 30, 2019	854,452,642	$(8)	$38,242	$(813)	$(10,454)	$26,967

Balance as of December 31, 2018	850,180,317	$(6)	$38,010	$(332)	$(12,954)	$24,718
Net income	—	—	—	—	1,847	1,847
Other comprehensive loss	—	—	—	(481)	—	(481)
Stock-based compensation	—	—	264	—	—	264
Exercise of stock options	51,135	—	1	—	—	1
Stock issued for employee stock purchase plan	1,135,801	—	69	—	—	69
Issuance of vested restricted stock units	4,550,115	—	—	—	—	—
Issuance of restricted stock awards	(20,769)	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,420,662)	—	(104)	—	—	(104)
Transfer RSU from NQDC plan	(23,295)	(2)	2	—	—	—
Prior year Retained Earnings	—	—	—	—	653	653
Balance as of June 30, 2019	854,452,642	$(8)	$38,242	$(813)	$(10,454)	$26,967
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

On April 29, 2018, we entered into a Business Combination Agreement (the “Business Combination Agreement”) to merge with Sprint Corporation (“Sprint”) in an all-stock transaction at a fixed exchange ratio of 0.10256 shares of T-Mobile common stock for each share of Sprint common stock, or 9.75 shares of Sprint common stock for each share of T-Mobile common stock (the “Merger”). On April 1, 2020, we completed the Merger and acquired Sprint (see Note 2 - Business Combination).

On July 26, 2019, pursuant to the requirement as set forth in the U.S. Department of Justice’s (the “DOJ”) complaint and proposed final judgement (the “Consent Decree), T-Mobile entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sprint and DISH Network Corporation (“DISH”). Pursuant to the Asset Purchase Agreement and upon the terms and subject to the conditions thereof, on July 1, 2020 DISH acquired the prepaid wireless business operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Telecommunications Company and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets (the “Prepaid Business”) and assumed certain related liabilities (the “Prepaid Transaction”). Upon closing of the Prepaid Transaction, we received $1.4 billion from DISH, subject to a working capital adjustment.

The assets and liabilities of the Prepaid Business are presented as held for sale as of June 30, 2020 and revenues and expenses are presented as discontinued operations for the three and six months ended June 30, 2020.

The condensed consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, as well as variable interest entities (“VIEs”) where we are deemed to be the primary beneficiary and VIEs which cannot be deconsolidated, such as those related to our obligations to pay for the management and operation of certain of our wireless communications tower sites. Intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions which affect the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which our management believes are reasonable under the circumstances, including but not limited to the valuation of assets acquired and liabilities assumed through the Merger with Sprint and the potential impacts arising from the COVID-19 pandemic. These estimates are inherently subject to judgment and actual results could differ from those estimates.

Significant Accounting Policies

Upon the close of our Merger with Sprint, we have adopted or applied the significant accounting policies below to the applicable transactions and activities of the consolidated company.

Spectrum Leases

Through the Merger, the Company acquired lease agreements (the “Agreements”) with various educational and non-profit institutions that provide us with the right to use Federal Communications Commission (“FCC”) spectrum licenses (Educational Broadband Services or “EBS spectrum”) in the 2.5 GHz band. In addition to the Agreements with educational institutions and private owners who hold the license, the Company also acquired direct ownership of spectrum licenses previously acquired by Sprint through government auctions or other acquisitions.

Index for Notes to the Condensed Consolidated Financial Statements
The Agreements with educational and certain non-profit institutions are typically for five to ten years with automatic renewal provisions, bringing the total term of the agreement up to 30 years. Majority of the Agreements include a right of first refusal to acquire, lease or otherwise use the license at the end of the two automatic renewal periods.

Leased FCC spectrum licenses are recorded as executory contracts whereby, as a result of business combination accounting, an intangible asset or liability is recorded reflecting the extent to which contractual terms are favorable or unfavorable to current market rates. These intangible assets or liabilities are amortized over the estimated remaining useful life of the lease agreements. Contractual lease payments are recognized on a straight-line basis over the remaining term of the arrangement, including renewals, and are presented in Costs of services within our Condensed Consolidated Statements of Comprehensive Income.

Owned FCC spectrum licenses are classified as indefinite-lived intangible assets which are assessed for impairment annually, or more frequently, if facts and circumstances warrant.

The Agreements enhance the value of the Company’s owned spectrum licenses as the collective value is higher than the value of individual bands of spectrum within a specific geography. This value is derived from the ability to provide wireless service to customers across large geographic areas and maintain the same or similar wireless connectivity quality. This enhanced value from combining owned and leased spectrum licenses to create contiguous spectrum is referred to as an aggregation premium.
We recognized the aggregation premium as part of the FCC spectrum licenses indefinite-lived intangible assets which are assessed for impairment annually or more frequently if facts and circumstances warrant.

Brightstar Distribution

We have arrangements with Brightstar US, Inc. (“Brightstar”), a subsidiary of Softbank, whereby Brightstar provides supply chain and inventory management services to us in our indirect channels. T-Mobile may sell devices through Brightstar to T-Mobile indirect dealers.

The supply chain and inventory management arrangement includes, among other things, that Brightstar may purchase inventory from the original equipment manufacturers (“OEM”) to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to these indirect dealers.

Devices sold from T-Mobile to Brightstar do not meet the criteria for a sale, as control is not transferred until devices are sold through to indirect dealers, and in some cases, end customers. Devices transferred from T-Mobile to Brightstar remain in inventory until control is transferred to the indirect dealers or end customers.

For service subscribers who choose to lease a device previously sold to the dealer, T-Mobile will repurchase the device from the dealer and originate a lease directly with the service subscriber. Repurchase activity from the dealer is estimated and treated as a right of return, reducing equipment revenue at the time of sale to the dealer. Upon lease to the end customer, T-Mobile recognizes lease revenue over the associated lease term within Equipment revenues in our Condensed Consolidated Statements of Comprehensive Income.

Device Leases

Through the Merger, we acquired device lease contracts in which Sprint is the lessor, substantially all of which are classified as operating leases, and the associated fixed assets. These leased devices were recorded as fixed assets at their acquisition date fair value and presented within Property and equipment, net on our Condensed Consolidated Balance Sheets. These devices are depreciated using the group method over the estimated remaining useful life to their estimated residual value. The estimated useful life reflects the period for which we estimate the group of leased devices will provide utility to us, which may be longer than the initial lease term based on customer options in the Sprint Flex Lease program to renew the lease on a month-to-month basis after the initial lease term concludes. Revenues associated with the leased wireless devices, net of lease incentives, are generally recognized straight-line over the lease term.

T-Mobile depreciates leased devices on a group basis using the straight-line method over the estimated useful life of the device, which considers the lease term (e.g., 18 months and month-to-month renewal options for the Sprint Flex Lease program), trade-in activity and write-offs for lost and stolen devices. Lost and stolen devices are incorporated into the estimates of depreciation expense and recognized as an adjustment to accumulated depreciation when the loss event occurs. The Company’s policy using the group method of depreciation has been applied to acquired leased devices as well as leases originated subsequent to the Merger close. Acquired leased devices are grouped based on the age of the device.

Index for Notes to the Condensed Consolidated Financial Statements

Upon device upgrade or at lease end, customers in the Jump on Demand lease program must return or purchase their device. Customers in the Sprint Flex Lease program have the option to return or purchase their device or to renew their lease on a month-to-month basis at the end of the lease term. Returned devices are transferred from Property and equipment, net to Inventory on our Condensed Consolidated Balance Sheets and are valued at the lower of cost or net realizable value, with any write-down recognized as Cost of equipment sales in our Condensed Consolidated Statements of Comprehensive Income.

Cost to Acquire a Contract

T-Mobile capitalizes postpaid sales commissions for service activation as costs to acquire a contract and amortizes them over 24 months. Prepaid commissions are expensed as incurred as their estimated period of benefit does not extend beyond 12 months. Commissions paid upon device upgrade are not capitalized if a customer contract is less than one year. Commissions paid when the customer has a lease are treated as initial direct costs and recognized over the lease term.

T-Mobile policies for the capitalization and amortization of costs to acquire a contract are applied to the Sprint, Boost and Assurance Wireless brands subsequent to Merger close.

Device Purchases Cash Flow Presentation

T-Mobile classifies all device purchases as operating cash outflows as T-Mobile’s predominant strategy is to sell devices to customers rather than lease them. Devices acquired for sale or lease to Sprint, Boost and Assurance Wireless customers are similarly classified as operating cash outflows.

Imputed Interest on EIP Receivables

T-Mobile records the effects of financing on all equipment installment plan (“EIP”) loans regardless as to whether the financing is considered to be significant or not. The imputation of interest results in a discount of the EIP receivable thereby adjusting the transaction price of the contract with the customer, which is then allocated to the performance obligations of the arrangement.

For indirect channel loans to the end service customer in which the sale of the device was to the dealer (sell-in basis), the effect of imputing interest is recognized as a reduction to service revenue, the only performance obligation with the service customer as the device sale was recognized when transferred to the dealer, and over the service contract period.

T-Mobile policies for imputed interest on EIP receivables are applied to loans originated for Sprint and Boost customers subsequent to Merger close.

Cell Tower Lease-Out and Leaseback Arrangement

Prior to the Merger, Sprint entered into a lease-out and leaseback agreement with a tower operator (Global Signal, Inc. a third party that was subsequently acquired by Crown Castle International Corp. (“CCI”)). The tower operator was granted exclusive rights to lease 6,600 communications towers (lease-out) for 32 years, which were originally constructed by Sprint on land that Sprint leased from individual landowners. Sprint received upfront proceeds in 2005 of $1.2 billion and obtained the right to use a portion of the space on the towers with a stipulated monthly payment (leaseback), generally with a 10-year initial term with five-year renewal options.

The arrangement is accounted for as a financing with the cell towers owned by Sprint included in Property and equipment and a financing obligation for the amounts contractually due to CCI included in Tower obligations in our Condensed Consolidated Balance Sheets. The tower assets are depreciated to their estimated residual value and payments to CCI are recognized as interest expense and a reduction to the financing obligation. See Note 9 – Tower Obligations for further information on this arrangement.

Wireline revenue

Performance obligations related to our Wireline customers involve the provision of services to corporate customers. Wireline service performance obligations are typically satisfied over a period between 24 and 36 months. Amounts due for services are invoiced and collected periodically over the relevant service period. Wireline contracts are not subject to significant amounts of variable consideration, other than charges intended to partially recover taxes imposed on the Company, including fees related to the Universal Service Fund. Such fees are based on the customer's monthly usage and are therefore included in the corresponding distinct months of Wireline services. Our Wireline contracts do provide the customer with monthly options to

Index for Notes to the Condensed Consolidated Financial Statements
purchase goods or services at prices commensurate with the standalone selling prices for those goods or services, as determined at contract inception. Wireline revenues are included within Roaming and other service revenues in our Condensed Consolidated Statements of Comprehensive Income.

Sprint Retirement Pension Plan

Through the Merger, we acquired the assets and assumed the liabilities associated with the Sprint Retirement Pension Plan (the “Pension Plan”), which is a defined benefit pension plan providing postretirement benefits to certain employees. As of December 31, 2005, the Pension Plan was amended to freeze benefit plan accruals for participants.

The investments in the Pension Plan are measured at fair value on a recurring basis each quarter using quoted market prices or the net asset value per share as a practical expedient. The projected benefit obligations associated with the Pension Plan are determined based on actuarial models utilizing mortality tables and discount rates applied to the expected benefit term.

Restricted Cash

Certain provisions of our debt agreements require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash.

Advertising and Search Revenues

Effective April 1, 2020, certain of our advertising and search revenues are now presented within Roaming and other service revenues, resulting in a reclassification of $133 million of revenue for the three months ended March 31, 2020, and $120 million and $234 million for the three and six months ended June 30, 2019, respectively. These revenues were previously presented within Other revenues in our Condensed Consolidated Statements of Comprehensive Income. Prior periods have been reclassified to conform to current period presentation.

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

Under the new credit loss standard we recognize lifetime expected credit losses at the inception of our credit risk exposures whereas we previously recognized credit losses only when it was probable that they had been incurred. We also recognize expected credit losses on our EIP receivables, which are inclusive of all installment receivables acquired in the Merger or issued thereafter, separately from, and in addition to, any unamortized discount on those receivables. Prior to the adoption of the new credit loss standard, we had offset our estimate of probable losses on our EIP receivables by the amount of the related unamortized discounts on those receivables. We have developed an expected credit loss model incorporating forward-looking loss indicators. The cumulative effect of initially applying the new credit loss standard on our receivables portfolio on January 1, 2020 was an increase to our allowance for credit losses of $91 million, a decrease to our net deferred tax liabilities of $24 million and an increase to our Accumulated deficit of $67 million.

For EIP receivables acquired in the Merger, we also recognize expected credit losses separately from, and in addition, to the acquisition date fair value of the acquired EIP receivables.

Index for Notes to the Condensed Consolidated Financial Statements
Accounts Receivable Portfolio Segment

Accounts receivable consists primarily of amounts currently due from customers (e.g., for wireless services and monthly device lease payments), handset insurance administrators, wholesale partners, other carriers and third-party retail channels. Accounts receivable are presented in our Condensed Consolidated Balance Sheets at the amortized cost basis (i.e., the receivables’ outstanding principal balance adjusted for any write-offs), net of the allowance for expected credit losses. We have an arrangement to sell certain of our customer service accounts receivable on a revolving basis, which are treated as sales of financial assets.

EIP Receivables Portfolio Segment

We offer certain retail customers the option to pay for their devices and other purchases in installments, generally over a period of 24 months using an EIP. EIP receivables are presented in our Condensed Consolidated Balance Sheets at the amortized cost basis (i.e., the receivables’ outstanding principal balance adjusted for any write-offs and unamortized discounts), net of the allowance for expected credit losses. At the time of an installment sale, we impute a discount for interest if the EIP term exceeds 12 months as there is no stated rate of interest on the EIP receivables. The EIP receivables are recorded at their present value, which is determined by discounting expected future cash payments at the imputed interest rate. The difference between the recorded amount of the EIP receivables and their unpaid principal balance (i.e., the contractual amount due from the customer) results in a discount which is allocated to the performance obligations of the arrangement and recorded as a reduction in transaction price in Total service revenues and Equipment revenues in our Condensed Consolidated Statements of Comprehensive Income. We determine the imputed discount rate based primarily on current market interest rates and the estimated credit risk on the EIP receivables. The imputed discount on EIP receivables is amortized over the financed installment term using the effective interest method and recognized as Other revenues in our Condensed Consolidated Statements of Comprehensive Income.

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

Total imputed discount and allowances, which includes all accounts receivable and EIP receivables acquired in the Merger or issued thereafter, were approximately 7.8% and 7.0% of the total amount of gross accounts receivable, including EIP receivables, at June 30, 2020 and December 31, 2019, respectively.

We consider a receivable past due when a customer has not paid us by the contractually specified payment due date. We write-off account balances if collection efforts are unsuccessful and the receivable balance is deemed uncollectible, based on customer credit quality and the aging of the receivable.

Index for Notes to the Condensed Consolidated Financial Statements
Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard also requires the presentation of the amortization of the capitalized implementation costs in the same line item in the Condensed Consolidated Statements of Comprehensive Income as the fees associated with the hosting arrangement. The standard became effective for us, and we adopted the standard, on January 1, 2020. We adopted the standard on a prospective basis applying it to implementation costs incurred subsequent to January 1, 2020 and as a result did not restate the prior periods presented in the condensed consolidated financial statements. The adoption of the standard did not have a material impact on our condensed consolidated financial statements for the six months ended June 30, 2020.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The standard removes certain exceptions to the general principles in Topic 740. We early adopted the standard on January 1, 2020 and have applied the standard retrospectively to all periods presented. The adoption of this standard did not have an impact on our condensed consolidated financial statements.

Guarantor Financial Information

On March 2, 2020, the Securities and Exchange Commission (the “SEC”) adopted amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities, as well as for affiliates whose securities collateralize a registrant’s securities. The amendments revise Rules 3-10 and 3-16 of Regulation S-X, and relocate part of Rule 3-10 and all of Rule 3-16 to the new Article 13 in Regulation S-X, which is comprised of new Rules 13-01 and 13-02. We early adopted the requirements of the amendments on January 1, 2020, which included replacing guarantor condensed consolidating financial information with summarized financial information for the consolidated obligor group (Parent, Issuer, and Guarantor Subsidiaries) as well as no longer requiring guarantor cash flow information, financial information for non-guarantor subsidiaries, and a reconciliation to the consolidated results.

Accounting Pronouncements Not Yet Adopted

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, or are not expected to have, a significant impact on our present or future condensed consolidated financial statements.

Note 2 – Business Combination

Business Combination Agreement and Amendments

On April 29, 2018, we entered into a Business Combination Agreement for the Merger. The Business Combination Agreement was subsequently amended to provide that, following the closing of the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”), SoftBank Group Corp. (“SoftBank”) would indemnify us against certain specified matters and the loss of value arising out of or resulting from cessation of access to spectrum under certain circumstances and subject to certain limitations and qualifications.

On February 20, 2020, T-Mobile, SoftBank and Deutsche Telekom AG (“DT”) entered into a letter agreement (the “Letter Agreement”). Pursuant to the Letter Agreement, SoftBank agreed to cause its applicable affiliates to surrender to T-Mobile, for no additional consideration, an aggregate of 48,751,557 shares of T-Mobile common stock (such number of shares, the “SoftBank Specified Shares Amount”), effective immediately following the Effective Time (as defined in the Business Combination Agreement), making SoftBank’s exchange ratio 11.31 shares of Sprint common stock for each share of T-Mobile common stock. This resulted in an effective exchange ratio of approximately 11.00 shares of Sprint common stock for each share of T-Mobile common stock immediately following the closing of the Merger, an increase from the originally agreed 9.75 shares. Sprint stockholders other than SoftBank received the original fixed exchange ratio of 0.10256 shares of T-Mobile common stock for each share of Sprint common stock, or the equivalent of approximately 9.75 shares of Sprint common stock for each share of T-Mobile common stock.

Index for Notes to the Condensed Consolidated Financial Statements
Closing of Sprint Merger

On April 1, 2020, we completed the Merger, and as a result, Sprint and its subsidiaries became wholly-owned consolidated subsidiaries of T-Mobile. Sprint is a communications company offering a comprehensive range of wireless and wireline communications products and services. As a combined company, we expect to be able to rapidly launch a broad and deep nationwide 5G network, accelerate innovation, increase competition in the U.S. wireless, video and broadband industries and achieve significant synergies and cost reductions by eliminating redundancies within the combined network as well as other business processes and operations.

Upon completion of the Merger, each share of Sprint common stock was exchanged for 0.10256 shares of T-Mobile common stock, or 9.75 shares of Sprint common stock for each share of T-Mobile common stock. After adjustments, including the holdback of the SoftBank Specified Shares Amount and fractional shares, we issued 373,396,310 shares of T-Mobile common stock to Sprint stockholders. The fair value of the T-Mobile common stock provided in exchange for Sprint common stock was approximately $31.3 billion.

Additional components of consideration included the repayment of certain of Sprint’s debt, replacement equity awards attributable to pre-combination services and contingent consideration.

Immediately following the closing of the Merger and the surrender of the SoftBank Specified Shares Amount, pursuant to the Letter Agreement described above, DT and SoftBank held, directly or indirectly, approximately 43.6% and 24.7%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 31.7% of the outstanding T-Mobile common stock held by other stockholders.

Consideration Transferred

The acquisition-date fair value of consideration transferred in the Merger totaled $40.8 billion, comprised of the following:

(in millions)	April 1, 2020
Fair value of T-Mobile common stock issued to Sprint stockholders(1)	$31,328
Fair value of T-Mobile replacement equity awards attributable to pre-combination service(2)	323
Repayment of Sprint’s debt (including accrued interest, prepayment penalties)(3)	7,396
Value of contingent consideration(4)	1,882
Payment received from selling stockholder(5)	(102)
Total consideration exchanged	$40,827

(1) Represents the fair value of T-Mobile common stock issued to Sprint stockholders pursuant to the Business Combination Agreement, less shares surrendered by SoftBank pursuant to the Letter Agreement. The fair value is based on 373,396,310 shares of Sprint common stock issued and outstanding as of March 31, 2020, an exchange ratio of 0.10256 shares of T-Mobile common stock per share of Sprint common stock, less 48,751,557 T-Mobile shares surrendered by SoftBank which are treated as contingent consideration, and the closing price per share of T-Mobile common stock on NASDAQ on March 31, 2020, of $83.90, as shares were transferred to Sprint stockholders prior to the opening of markets on April 1, 2020.
(2) Equity-based awards held by Sprint employees prior to the acquisition date have been replaced with T-Mobile equity-based awards. The portion of the equity-based awards that relates to services performed by the employee prior to the acquisition date is included within consideration transferred, and includes stock options, restricted stock units and performance-based restricted stock units.
(3) Represents the cash consideration paid concurrent with the close of the Merger to retire certain Sprint debt, as required by change in control provisions of the debt, plus interest and prepayment penalties.
(4) Represents the fair value of the SoftBank Specified Shares Amount contingent consideration that may be issued as set forth in the Letter Agreement.
(5) Represents receipt of a cash payment from SoftBank for certain expenses associated with the Merger and is presented in Cash paid for acquisition of companies, net of cash acquired within our Condensed Consolidated Statements of Cash Flows.

The contingent consideration arrangement described within the Letter Agreement requires T-Mobile to issue to SoftBank 48,751,557 shares of T-Mobile common stock, subject to the terms and conditions set forth in the Letter Agreement, for no additional consideration. The issuance of these shares is contingent on the trailing 45-day volume-weighted average price per share of T-Mobile common stock on the NASDAQ Global Select Market being equal to or greater than $150.00, at any time during the period commencing on April 1, 2022 and ending on December 31, 2025. If the threshold price is not met, then none of the SoftBank Specified Shares Amount will be issued.

The SoftBank Specified Shares Amount was determined to be contingent consideration with an acquisition-date fair value of $1.9 billion. We estimated the fair value using the income approach, a probability-weighted discounted cash flow model, whereby a Monte Carlo simulation method estimated the probability of different outcomes as the likelihood of achieving the 45-day volume-weighted average price threshold is not easily predicted. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement as defined in ASC 820. The key

Index for Notes to the Condensed Consolidated Financial Statements
assumptions in applying the income approach include estimated future share-price volatility, which was based on historical market trends and estimated future performance of T-Mobile.

The maximum amount of contingent consideration that could be issued to SoftBank has an estimated value of $7.3 billion, based on SoftBank Specified Shares Amount of 48,751,557 multiplied by the defined volume-weighted average price per share of $150.00. The contingent consideration that could be delivered to SoftBank is classified within equity and is not subject to remeasurement.

Fair Value of Assets Acquired and Liabilities Assumed

We accounted for the Merger as a business combination. The identifiable assets acquired and liabilities assumed of Sprint were recorded at their preliminary fair values as of the acquisition date and consolidated with those of T-Mobile. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgments regarding estimates and assumptions. For the preliminary fair values of the assets acquired and liabilities assumed, we used the cost, income and market approaches, including market participant assumptions.

The following table summarizes the preliminary fair values for each major class of assets acquired and liabilities assumed at the acquisition date. We retained the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities. We are in the process of finalizing the valuation of the assets acquired and liabilities assumed including income tax related amounts. Therefore, the preliminary fair values set forth below are subject to adjustment as additional information is obtained and the valuations are completed.

(in millions)	April 1, 2020
Cash and cash equivalents	$2,214
Accounts receivable	1,610
Equipment installment plan receivables	1,024
Inventory	658
Prepaid expenses	140
Assets held for sale	1,948
Other current assets	388
Property and equipment	17,228
Operating lease right-of-use assets	6,583
Financing lease right-of-use assets	291
Goodwill	9,198
Spectrum licenses	45,400
Other intangible assets	6,325
Equipment installment plan receivables due after one year, net	247
Other assets (1)	541
Total assets acquired	$93,795
Accounts payable and accrued liabilities	$4,684
Short-term debt	2,760
Deferred revenue	508
Short-term operating lease liabilities	1,818
Short-term financing lease liabilities	8
Liabilities held for sale	475
Other current liabilities	284
Long-term debt	29,037
Tower obligations	950
Deferred tax liabilities	4,203
Operating lease liabilities	5,615
Financing lease liabilities	12
Other long-term liabilities	2,614
Total liabilities assumed	$52,968
Total consideration transferred	$40,827
(1) Included in Other assets acquired is $80 million in restricted cash.

Intangible Assets and Liabilities

Index for Notes to the Condensed Consolidated Financial Statements
Goodwill with a provisionally assigned value of $9.2 billion represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed. The preliminary goodwill recognized includes synergies expected to be achieved from the operations of the combined company, the assembled workforce of Sprint and intangible assets that do not qualify for separate recognition. Expected synergies include the cost savings from the planned integration of network infrastructure, facilities, personnel and systems. None of the goodwill resulting from the Merger is deductible for tax purposes. All of the goodwill acquired is allocated to the Wireless reporting unit.

Other intangible assets include $4.9 billion of subscriber relationships with an 8 year weighted-average useful life and tradenames of $207 million with a useful life of 2 years. Leased spectrum arrangements that have favorable (asset) and unfavorable (liability) terms compared to current market rates were provisionally assigned fair values of $790 million and $197 million, with 18-year and 19-year weighted average useful lives, respectively.

The preliminary fair value of Spectrum licenses of $45.4 billion was estimated using the income approach and the Greenfield Method. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach include estimated capital and operating expenditures and forecasted subscriber growth rates and revenue over an estimated period of time for a hypothetical market participant that enters the wireless industry and builds a nationwide wireless network.

Acquired Receivables

The fair value of the assets acquired include Accounts receivable of $1.6 billion and EIP receivables of $1.3 billion. The unpaid principal balance under these contracts is $1.7 billion and $1.6 billion, respectively. The difference between the fair value and the unpaid principal balance primarily represents amounts expected to be uncollectible.

Indemnification Assets and Contingent Liabilities

Pursuant to Amendment No 2. to the Business Combination Agreement, SoftBank agreed to indemnify us against certain specified matters and losses. As of the Merger close date and June 30, 2020, we have not recorded an indemnification asset or contingent liability associated with these matters as the potential liabilities and associated reimbursement by SoftBank cannot be reasonably estimated. We expect that any liability incurred related to these indemnified matters would be indemnified and reimbursed by SoftBank. See Note 17 - Commitments and Contingencies for further information.

Transaction Costs

We recognized transaction costs of $145 million and $25 million for the three months ended June 30, 2020 and 2019, respectively, and $184 million and $51 million for the six months ended June 30, 2020 and 2019, respectively. These costs were associated with legal and professional services and were recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income.

Pro Forma Information

The following unaudited pro forma financial information gives effect to the Merger transactions as if they had been completed on January 1, 2019. The unaudited pro forma information was prepared in accordance with the requirements of ASC 805, which is a different basis than pro forma information prepared under Article 11 of Regulation S-X (“Article 11”). As such, they are not directly comparable with historical results for stand-alone T-Mobile prior to April 1, 2020, historical results for T-Mobile from April 1, 2020 that reflect the Merger transactions and are inclusive of the results and operations of Sprint, nor our previously provided pro forma financials prepared in accordance with Article 11. The pro forma results for the three and six months ended June 30, 2020 and 2019, include the impact of several adjustments to previously reported operating results. The pro forma adjustments are based on historically reported transactions by the respective companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Total revenues	$17,665	$17,460	$35,073	$35,079
Income (loss) from continuing operations	(35)	728	1,070	(1,071)
Income from discontinued operations, net of tax	320	423	677	846
Net income (loss)	285	1,154	1,747	(218)

Significant nonrecurring pro forma adjustments include:

Index for Notes to the Condensed Consolidated Financial Statements
•Transaction costs of $542 million are assumed to have occurred on January 1, 2019, and are recognized as if incurred in the first quarter of 2019;
•The Prepaid Business divested on July 1, 2020, is assumed to have been classified as discontinued operations as of January 1, 2019, and the related activities are presented in Income from discontinued operations, net of tax;
•Permanent financing issued and debt redemptions occurring in connection with the closing of the Merger are assumed to have occurred on January 1, 2019, and historical interest expense associated with repaid borrowings is removed;
•Tangible and intangible assets are assumed to be recorded at their assigned fair values as of the pro forma close date of January 1, 2019 and are depreciated or amortized over their estimated useful lives; and
•Accounting policies of Sprint are conformed to those of T-Mobile including depreciation for leased devices, Brightstar distribution and amortization of costs to acquire a contract as described in Note 1 - Summary of Significant Accounting Policies for further information.

The selected unaudited pro forma condensed combined financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been had the Merger actually occurred on January 1, 2019, nor do they purport to project the future consolidated results of operations.

For the periods subsequent to the Merger date, the acquired Sprint subsidiaries contributed total revenues of $6.3 billion and operating income of $15 million that were included in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020.

Financing

In connection with the entry into the Business Combination Agreement, T-Mobile USA, Inc. (“T-Mobile USA”) entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018 and on September 6, 2019, the “Commitment Letter”). On April 1, 2020, in connection with the closing of the Merger, we drew down on our $19.0 billion New Secured Bridge Loan Facility and our $4.0 billion New Secured Term Loan Facility (each as defined below). We used the net proceeds from the draw-down of the secured facilities to refinance certain existing debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing general corporate purposes of the combined company. See Note 8 – Debt for further information.

In connection with the financing provided for in the Commitment Letter, we incurred certain fees payable to the financial institutions. On April 1, 2020, in connection with the closing of the Merger, we paid $355 million in Commitment Letter fees to certain financial institutions. See Note 8 – Debt for further information.

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

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement dated as of May 14, 2018 (the “Consent Solicitation Statement”), we obtained consents necessary to effect certain amendments to certain existing debt of us and our subsidiaries. On April 1, 2020, in connection with the closing of the Merger, we made payments for requisite consents to third-party note holders of $95 million. See Note 8 – Debt for further information.

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

On June 11, 2019, a number of state attorneys general filed a lawsuit against us, DT, Sprint, and SoftBank in the U.S. District Court for the Southern District of New York, alleging that the Merger, if consummated, would violate Section 7 of the Clayton Act and so should be enjoined. In connection with the lawsuit, we settled with certain state attorneys general by making

Index for Notes to the Condensed Consolidated Financial Statements
commitments regarding our operations, employment and network capabilities in those states. See Note 17 - Commitments and Contingencies for further information. On February 11, 2020, the U.S. District Court for the Southern District of New York issued judgment in favor of us, Sprint, and the other defendants, concluding the Merger was not reasonably likely to reduce competition, and denying the plaintiffs’ request to enjoin the Merger.

On July 26, 2019, the DOJ filed a Consent Decree which was agreed to by us, DT, Sprint, SoftBank and DISH with the U.S. District Court for the District of Columbia. The Consent Decree, which was approved by the Court on April 1, 2020 (the “Final Judgment”), fully resolved the DOJ’s investigation into the Merger and requires the parties to, among other things, carry out the divestitures to be made pursuant to the Asset Purchase Agreement (defined below) upon closing of the Merger.

On April 16, 2020, the California Public Utilities Commission voted unanimously to approve the Merger of our and Sprint’s operations within the state of California with several conditions, including requirements for faster speeds, broader coverage, job creation, and offerings for low-income customers.

Prepaid Transaction

On July 26, 2019, we entered into the Asset Purchase Agreement with Sprint and DISH, pursuant to which, following the consummation of the Merger, DISH would acquire the Prepaid Business.

On June 17, 2020, the DOJ determined that we have complied with the requirement in the Final Judgment to provide DISH the ability to cross-provision any new or existing customer of the Prepaid Business with a compatible handset onto our network. In connection with the DOJ determination, on June 17, 2020, T-Mobile, Sprint and DISH entered into the First Amendment to the Asset Purchase Agreement (the “First Amendment”). Pursuant to the First Amendment, T-Mobile, Sprint and DISH agreed to proceed with the closing of the Prepaid Transaction (as defined below) in accordance with the Asset Purchase Agreement on July 1, 2020, subject to the terms and conditions of the Asset Purchase Agreement and the terms and conditions of the Final Judgment.

Subsequent to June 30, 2020, on July 1, 2020, pursuant to the Asset Purchase Agreement, we completed the Prepaid Transaction. Upon closing of the Prepaid Transaction, we received $1.4 billion from DISH for the Prepaid Business, subject to a working capital adjustment. See Note 12 - Discontinued Operations for further information.

Shenandoah Personal Communications Company Affiliate Relationship

Sprint PCS (specifically Sprint Spectrum L.P.) is party to a variety of publicly filed agreements with Shenandoah Personal Communications Company (“Shentel”), pursuant to which Shentel is the exclusive provider of Sprint PCS’s wireless mobility communications network products in certain parts of Virginia, West Virginia, Kentucky, Ohio, and Pennsylvania to approximately 1.1 million subscribers. T-Mobile has through at least August 29, 2020 to determine whether it will exercise an option to purchase Shentel’s wireless telecommunications network assets. Should Sprint PCS exercise the purchase option, there will be an appraisal process, which could be subject to various legal challenges. If Sprint PCS declines to do so, Shentel has an opportunity to purchase the legacy T-Mobile wireless telecommunications network assets in the Shentel service area and, should it decline to do so within 60 days, the affiliate agreement states that Sprint PCS must sell or decommission T-Mobile’s legacy wireless telecommunications network assets and transfer subscribers in the Shentel service area within two years.

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

To determine the appropriate credit loss percentages by aging bucket, we consider a number of factors, including our overall historical credit losses, net of recoveries and timely payment experience as well as current collection trends such as write-off

Index for Notes to the Condensed Consolidated Financial Statements
frequency and severity, credit quality of the customer base, and other qualitative factors such as macro-economic conditions, including the expected economic impacts of the COVID-19 pandemic.

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

EIP Receivables Portfolio Segment

Based upon customer credit profiles at the time of customer origination, we classify the EIP receivables segment into two customer classes of “Prime” and “Subprime.” Prime customer receivables are those with lower credit risk and Subprime customer receivables are those with higher credit risk. Customers may be required to make a down payment on their equipment purchases. In addition, certain customers within the Subprime category are required to pay an advance deposit.

To determine a customer’s credit profile, we use a proprietary credit scoring model that measures the credit quality of a customer using several factors, such as credit bureau information, consumer credit risk scores and service and device plan characteristics.

Installment loans acquired in the Merger are included in EIP receivables. We applied our proprietary credit scoring model to the customers acquired in the Merger with an outstanding EIP receivable balance. Based on tenure, consumer credit risk score and credit profile, these acquired customers were classified into our customer classes of Prime or Subprime. Our proprietary credit scoring model is applied to all EIP arrangements originated after the Merger close date.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	June 30, 2020	December 31, 2019
EIP receivables, gross (1)	$5,084	$4,582
Unamortized imputed discount	(229)	(299)
EIP receivables, net of unamortized imputed discount	4,855	4,283
Allowance for credit losses (2)	(262)	(100)
EIP receivables, net of allowance for credit losses and imputed discount	$4,593	$4,183
Classified on the balance sheet as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$3,194	$2,600
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	1,399	1,583
EIP receivables, net of allowance for credit losses and imputed discount	$4,593	$4,183
(1) Through the Merger, we acquired EIP receivables with a fair value of $1.3 billion as of April 1, 2020. As they were recorded at fair value, an imputed discount was not recognized on the acquired receivables.
(2) Allowance for credit losses as of June 30, 2020 was impacted by the cumulative effect of initially applying the new credit loss standard on our receivables portfolio on January 1, 2020, which resulted in an increase to our allowance for credit losses of $91 million.

We manage our EIP receivables portfolio using customer credit class and tenure as key credit quality indicators. As a part of the adoption of the new credit loss standard, we now disclose our EIP receivables portfolio disaggregated by origination year. EIP receivables acquired through the Merger are also presented by origination year. The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class, and year of origination as of June 30, 2020.

	Originated in 2020		Originated in 2019		Originated prior to 2019		Total EIP Receivables, net of unamortized imputed discounts
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Grand total
Current - 30 days past due	$973	$1,222	$1,041	$1,034	$291	$146	$2,305	$2,402	$4,707
31 - 60 days past due	7	17	12	29	3	5	22	51	73
61 - 90 days past due	3	8	5	15	1	2	9	25	34
More than 90 days past due	2	6	6	19	2	6	10	31	41
EIP receivables, net of unamortized imputed discount	$985	$1,253	$1,064	$1,097	$297	$159	$2,346	$2,509	$4,855

Index for Notes to the Condensed Consolidated Financial Statements
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

As we do for our accounts receivable portfolio segment, we consider the need to adjust our estimate of expected losses on EIP receivables for reasonable and supportable forecasts of economic conditions through monitoring of external professional forecasts and periodic internal statistical analyses, including the expected economic impacts of the COVID-19 pandemic.

For EIP receivables acquired in the Merger, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is accreted to interest income over the contractual life of the loan using the effective interest method. EIP receivables had a combined weighted average effective interest rate of 7.7% and 8.8% as of June 30, 2020 and December 31, 2019, respectively.

Activity for the six months ended June 30, 2020 and 2019, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	June 30, 2020			June 30, 2019
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$61	$399	$460	$67	$449	$516
Beginning balance adjustment due to implementation of the new credit loss standard	—	91	91	—	—	—
Bad debt expense	178	168	346	31	113	144
Write-offs, net of recoveries	(56)	(96)	(152)	(37)	(127)	(164)
Change in imputed discount on short-term and long-term EIP receivables	N/A	10	10	N/A	89	89
Impact on the imputed discount from sales of EIP receivables	N/A	(81)	(81)	N/A	(84)	(84)
Allowance for credit losses and imputed discount, end of period	$183	$491	$674	$61	$440	$501

Off-Balance-Sheet Credit Exposures

We do not have material, unmitigated off-balance-sheet credit exposures as of June 30, 2020. In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets included in our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

Note 4 – Sales of Certain Receivables

We have entered into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

In conjunction with the Merger, the total principal amount outstanding under Sprint’s accounts receivable facility of $2.3 billion was repaid on April 1, 2020, and the facility was terminated.

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). The maximum funding commitment of the service receivable sale arrangement is $950 million, and the facility expires in March 2021. As of June 30, 2020 and December 31, 2019, the service receivable sale arrangement provided funding of $914 million and $924 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

Index for Notes to the Condensed Consolidated Financial Statements

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to our variable interest in the Service VIE:

(in millions)	June 30, 2020	December 31, 2019
Other current assets	$352	$350
Accounts payable and accrued liabilities	—	25
Other current liabilities	360	342

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

As of both June 30, 2020 and December 31, 2019, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price, and liabilities included in our Condensed Consolidated Balance Sheets that relate to the EIP BRE:

(in millions)	June 30, 2020	December 31, 2019
Other current assets	$383	$344
Other assets	107	89
Other long-term liabilities	3	18

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

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of June 30, 2020 and December 31, 2019, our deferred purchase price related to the sales of service receivables and EIP receivables was $841 million and $781 million, respectively.

The following table summarizes the impact of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2020	December 31, 2019
Derecognized net service receivables and EIP receivables	$2,606	$2,584
Other current assets	735	694
of which, deferred purchase price	733	692
Other long-term assets	107	89
of which, deferred purchase price	107	89
Accounts payable and accrued liabilities	—	25
Other current liabilities	360	342
Other long-term liabilities	3	18
Net cash proceeds since inception	1,839	1,944
Of which:
Change in net cash proceeds during the year-to-date period	(105)	65
Net cash proceeds funded by reinvested collections	1,944	1,879

We recognized losses from sales of receivables, including adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price, of $30 million and $28 million for the three months ended June 30, 2020 and 2019, respectively, and $55 million and $63 million for the six months ended June 30, 2020 and 2019, respectively, in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income.

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

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.1 billion as of June 30, 2020. The maximum exposure to loss, which is a required disclosure under U.S. GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery. We believe the probability of these circumstances occurring is remote and the maximum exposure to loss is not an indication of our expected loss.

Note 5 – Property and Equipment

The components of property and equipment were as follows:

(in millions)	Useful Lives	June 30, 2020	December 31, 2019
Land		$236	$—
Buildings and equipment	Up to 40 years	3,554	2,587
Wireless communications systems	Up to 20 years	43,876	34,353
Leasehold improvements	Up to 12 years	1,666	1,345
Capitalized software	Up to 10 years	15,020	12,705
Leased wireless devices	Up to 19 months	7,605	1,139
Construction in progress		3,933	2,973
Accumulated depreciation and amortization		(37,089)	(33,118)
Property and equipment, net		$38,801	$21,984

We capitalize interest associated with the acquisition or construction of certain property and equipment and spectrum intangible assets. We recognized capitalized interest of $119 million and $125 million for the three months ended June 30, 2020 and 2019, respectively, and $231 million and $243 million for the six months ended June 30, 2020 and 2019, respectively.

Total depreciation expense relating to property and equipment and financing lease right-of-use assets was $3.7 billion and $1.6 billion for the three months ended June 30, 2020 and 2019, respectively, and $5.4 billion and $3.1 billion for the six months ended June 30, 2020 and 2019, respectively. These amounts include depreciation expense related to leased wireless devices of $947 million and $125 million for the three months ended June 30, 2020 and 2019 respectively, and $1.1 billion and $309 million for the six months ended June 30, 2020 and 2019, respectively.

Asset retirement obligations are primarily for certain legal obligations to remediate leased property on which our network infrastructure and administrative assets are located.

Index for Notes to the Condensed Consolidated Financial Statements
Activity in our asset retirement obligations was as follows:

(in millions)	Six Months Ended June 30, 2020	Twelve Months Ended December 31, 2019
Asset retirement obligations, beginning of year	$659	$609
Fair value of liabilities acquired through Merger	1,062	—
Liabilities incurred	6	35
Liabilities settled	—	(2)
Accretion expense	22	32
Changes in estimated cash flows	—	(15)
Asset retirement obligations, end of period	$1,749	$659
Classified on the balance sheet as:
Other long-term liabilities	$1,749	$659

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $1.1 billion and $159 million as of June 30, 2020 and December 31, 2019, respectively.

Postpaid Billing System Impairment

In connection with the continuing integration of the businesses following the Merger, we evaluated the long-term billing system architecture strategy for our postpaid customers. In order to facilitate customer migration from the Sprint legacy billing platform, our postpaid billing system replacement plan and associated development will no longer serve our future needs. As a result, we recorded a non-cash impairment of $200 million related to capitalized software development costs for the three and six months ended June 30, 2020. The expense is included within Impairment expense in our Condensed Consolidated Statements of Comprehensive Income. There were no impairments recognized for the three and six months ended June 30, 2019.

Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2020 and year ended December 31, 2019, are as follows:

(in millions)	Goodwill
Historical goodwill, net of accumulated impairment losses of $10,766	$1,901
Goodwill from acquisition in 2019	29
Balance as of December 31, 2019	1,930
Goodwill from acquisition of Sprint	9,198
Layer3 goodwill impairment	(218)
Balance as of June 30, 2020	$10,910
Accumulated impairment losses at June 30, 2020	$(10,984)

On April 1, 2020, we completed our Merger with Sprint, which was accounted for as a business combination resulting in $9.2 billion in goodwill. The acquired goodwill was allocated to the Wireless reporting unit and will be tested for impairment at this level.

Goodwill Impairment Assessment

Certain non-financial assets, including goodwill and indefinite-lived intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment when events or circumstances indicate that carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. Accordingly, the nonrecurring measurement of the fair value of these assets are classified within Level 3 of the fair value hierarchy. In the event an impairment is required, the asset is adjusted to fair value, using market-based assumptions.

Our enhanced in-home broadband opportunity following the Merger, along with the acquisition of certain content rights, has created a strategic shift in our TVisionTM Home service offering allowing us the ability to develop a video product that will be complementary to the in-home broadband offering. As a result of the change in the stand-alone product offering plans and

Index for Notes to the Condensed Consolidated Financial Statements
timing, we completed an interim goodwill impairment analysis for the Layer3 reporting unit and recognized a goodwill impairment of $218 million for the three and six months ended June 30, 2020. The expense is included within Impairment expense in our Condensed Consolidated Statements of Comprehensive Income. There were no goodwill impairments recognized for the three and six months ended June 30, 2019.

Application of the goodwill impairment test requires judgment including the determination of the fair value of the reporting unit. We employed an income approach to assess the fair value of the Layer3 reporting unit based on the present value of estimated future cash flows. Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our business plans, expected growth rates, cost of capital and tax rates. We also made certain forecasts about future business strategies and economic conditions, market data, and other assumptions, such as estimates of subscribers for TVision services, average revenue and content cost per subscriber. The discount rate used was based on the weighted average cost of capital adjusted for the risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows.

Intangible Assets

Identifiable Intangible Assets Acquired

The following table summarizes the fair value of the intangible assets acquired in the Merger:

	Weighted Average Useful Life (in years)	Fair Value (in millions)
Spectrum licenses	Indefinite-lived	$45,400
Tradenames(1)	2 years	207
Customer relationships	8 years	4,900
Favorable spectrum leases	18 years	790
Patent rights	7 years	51
Other intangible assets	7 years	377
Total intangible assets acquired		$51,725
(1) Tradenames include the Sprint brand

Spectrum licenses are issued for a fixed period of time, typically for up to fifteen years; however, the FCC has granted license renewals routinely and at a nominal cost. The spectrum licenses acquired expire at various dates and we believe we will be able to meet all requirements necessary to secure renewal of our spectrum licenses at a nominal cost. Moreover, we determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our spectrum licenses. Therefore, we determined the spectrum licenses should be treated as indefinite-lived intangible assets. The fair value of spectrum licenses includes the value associated with aggregating a nationwide portfolio of owned and leased spectrum.

Favorable spectrum leases represent a lease contract where the market rate is higher than the future contractual lease payments. We lease this spectrum from third parties who hold the spectrum licenses. As these contracts pertain to intangible assets, they are excluded from the lease accounting guidance (ASC 842) and are accounted for as service contracts in which the expense is recognized on a straight-line basis over the lease team. Favorable spectrum leases of $790 million were recorded as an intangible asset as a result of purchase accounting and will be amortized on a straight-line basis over the associated remaining lease term. Additionally, we recognized unfavorable spectrum lease liabilities of $200 million, which are also amortized over their respective remaining lease terms and are included in Other liabilities in our Condensed Consolidated Balance Sheets.
The customer relationships intangible assets represent the value associated with the acquired Sprint customers. The customer relationship intangible assets are amortized using the sum-of-the-years digits method over periods of up to eight years.

Other intangible assets are amortized over the remaining period that the asset is expected to provide benefit to us.

Spectrum Licenses

The following table summarizes our spectrum license activity for the six months ended June 30, 2020:

Index for Notes to the Condensed Consolidated Financial Statements

(in millions)	2020
Spectrum licenses, beginning of year	$36,465
Spectrum license acquisitions	987
Spectrum licenses acquired in Merger	45,400
Costs to clear spectrum	18
Spectrum licenses, end of period	$82,870

Spectrum Transactions

In March 2020, the FCC announced that we were the winning bidder of 2,384 licenses in Auction 103 (37/39 GHz and 47 GHz spectrum bands) for an aggregate price of $873 million, net of an incentive payment of $59 million. At the inception of Auction 103 in October 2019, we deposited $82 million with the FCC. Upon conclusion of Auction 103 in March 2020, we made a down payment of $93 million for the purchase price of the licenses won in the auction. On April 8, 2020, we paid the FCC the remaining $698 million of the purchase price for the licenses won in the auction. Prior to the Merger, the FCC announced that Sprint was the winning bidder of 127 licenses in Auction 103 (37/39 GHz and 47 GHz spectrum bands). All payments related to the licenses won were made by Sprint prior the Merger.

The licenses are included in Spectrum licenses in our Condensed Consolidated Balance Sheets as of June 30, 2020. Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits in our Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020.

In April 2020, we acquired FCC licenses in the 800 MHz, 1.9 GHz, and 2.5 GHz bands as part of the Merger with Sprint at an estimated fair value of approximately $45.4 billion. See Note 2 - Business Combination for further information.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	June 30, 2020			December 31, 2019
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	Up to 8 years	$6,004	$(1,392)	$4,612	$1,104	$(1,104)	$—
Tradenames and patents	Up to 19 years	590	(315)	275	323	(258)	65
Favorable spectrum leases	Up to 27 years	790	(12)	778	—	—	—
Other	Up to 10 years	477	(104)	373	100	(50)	50
Other intangible assets		$7,861	$(1,823)	$6,038	$1,527	$(1,412)	$115

Amortization expense for intangible assets subject to amortization was $387 million and $18 million for the three months ended June 30, 2020 and 2019, respectively, and $411 million and $35 million for the six months ended June 30, 2020 and 2019, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization are summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending June 30,
2021	$1,406
2022	1,096
2023	904
2024	749
2025	590
Thereafter	1,293
Total	$6,038
Substantially all of the estimated future amortization expense is associated with intangible assets acquired in the Merger.

Index for Notes to the Condensed Consolidated Financial Statements
Note 7 – Fair Value Measurements

The carrying values of Cash and cash equivalents, Accounts receivable, Accounts receivable from affiliates, Accounts payable and accrued liabilities and borrowings under vendor financing arrangements with our primary network equipment suppliers approximate fair value due to the short-term maturities of these instruments.

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
In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. In November 2019, we extended the mandatory termination date on our interest rate lock derivatives to June 3, 2020. For the three months ended March 31, 2020, we made net collateral transfers to certain of our derivative counterparties totaling $580 million, which included variation margin transfers to (or from) such derivative counterparties based on daily market movements. No amounts were transferred in the three months ended June 30, 2020. These collateral transfers are included in Net cash related to derivative contracts under collateral exchange arrangements within Net cash used in investing activities in our Condensed Consolidated Statements of Cash Flows.

Between April 2 to April 6, 2020, in connection with the issuance of an aggregate of $19.0 billion in Senior Secured Notes bearing interest rates ranging from 3.500% to 4.500% and maturing in 2025 through 2050, we terminated our interest rate lock derivatives. See Note 8 - Debt for further information regarding the issuance of Senior Secured Notes. At the time of termination, the interest rate lock derivatives were a liability of $2.3 billion, of which $1.2 billion was cash-collateralized. The cash flows associated with the settlement of interest rate lock derivatives are presented on a gross basis in our Condensed Consolidated Statements of Cash Flows, with the total cash payments to settle the swaps of $2.3 billion presented in changes in Other current and long-term liabilities within Net cash provided by operating activities and the return of cash collateral of $1.2 billion presented as an inflow in Net cash related to derivative contracts under collateral exchange arrangements within Net cash used in investing activities.

The fair value of interest rate lock derivatives was a liability of $1.2 billion as of December 31, 2019, and was included in Other current liabilities in our Condensed Consolidated Balance Sheets. Aggregate changes in fair value, net of tax, of $1.7 billion and $868 million are presented in Accumulated other comprehensive loss as of June 30, 2020 and December 31, 2019, respectively.

Upon the termination of the interest rate lock derivatives, we began amortizing the Accumulated other comprehensive loss with the derivatives into Interest expense. For both the three and six months ended June 30, 2020, $39 million was amortized from Accumulated other comprehensive loss into Interest expense in the Condensed Consolidated Statements of Comprehensive Income. We expect to amortize $182 million of the Accumulated other comprehensive loss associated with the derivatives into interest expense over the next 12 months.

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

Index for Notes to the Condensed Consolidated Financial Statements
The carrying amounts and fair values of our assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	June 30, 2020		December 31, 2019
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Deferred purchase price assets	3	$841	$841	$781	$781

Debt

The fair value of our Senior Unsecured Notes, Senior Secured Notes, and Secured Term Loan Facility to third parties was determined based on quoted market prices in active markets, and therefore were classified as Level 1 within the fair value hierarchy. The fair values of our Senior Notes to affiliates and Incremental Term Loan Facility to affiliates were determined based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. Accordingly, our Senior Notes to affiliates and Incremental Term Loan Facility to affiliates were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates and Incremental Term Loan Facility to affiliates. The fair value estimates were based on information available as of June 30, 2020, and December 31, 2019. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	June 30, 2020		December 31, 2019
(in millions)		Carrying Amount (1)	Fair Value (1)	Carrying Amount (1)	Fair Value (1)
Liabilities:
Senior Unsecured Notes to third parties	1	$34,354	$35,751	$10,958	$11,479
Senior Notes to affiliates	2	5,941	6,231	9,986	10,366
Senior Secured Notes to third parties	1	27,998	30,909	—	—
Incremental Term Loan Facility to affiliates	2	—	—	4,000	4,000
Secured Term Loan Facility to third parties	1	3,896	4,000	—	—
(1) Excludes $353 million and $25 million as of June 30, 2020 and December 31, 2019, respectively, in vendor financing arrangements and other debt as the carrying values approximate fair value primarily due to the short-term maturities of majority of these instruments.

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

The carrying amounts of our guarantee liabilities measured at fair value on a non-recurring basis included in our Condensed Consolidated Balance Sheets were $51 million and $62 million as of June 30, 2020, and December 31, 2019, respectively.

The total estimated remaining gross EIP receivable balances of all enrolled handset upgrade program customers, which are the remaining EIP amounts underlying the JUMP! guarantee, including EIP receivables that have been sold, was $2.8 billion as of June 30, 2020. This is not an indication of our expected loss exposure as it does not consider the expected fair value of the used handset or the probability and timing of the trade-in.

Index for Notes to the Condensed Consolidated Financial Statements
Note 8 - Debt

The following table sets forth the debt balances and activity as of, and for the six months ended, June 30, 2020:

(in millions)	December 31, 2019	Proceeds from Issuances and Borrowings (1)	Assumed Debt (2)	Note Redemptions (1)	Repayments (4)	Reclassifications (1)	Other (3)	June 30, 2020
Short-term debt	$25	$18,782	$2,760	$(18,749)	$(394)	$1,395	$(1)	$3,818
Long-term debt	10,958	26,594	29,037	—	(2,310)	(1,395)	(101)	62,783
Total debt to third parties	10,983	45,376	31,797	(18,749)	(2,704)	—	(102)	66,601
Short-term debt to affiliates	—	—	—	(2,000)	—	3,231	4	1,235
Long-term debt to affiliates	13,986	(13)	—	(6,041)	—	(3,231)	5	4,706
Total debt	$24,969	$45,363	$31,797	$(26,790)	$(2,704)	$—	$(93)	$72,542
(1)Issuances and borrowings, note redemptions, and reclassifications are recorded net of related issuance costs, discounts and premiums. Includes the issuance of $38 million in vendor financing agreements as well as payments for requisite consents to DT and third-party note holders of $13 million and $95 million, respectively, made on April 1, 2020 in connection with closing of the Merger, which were recognized as a reduction to Long-term debt in our Condensed Consolidated Balance Sheets.
(2)In connection with the Merger, we assumed certain of Sprint’s indebtedness, as described below.
(3)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees.
(4)In conjunction with the Merger, the total principal amount outstanding under Sprint’s accounts receivable facility of $2.3 billion was repaid on April 1, 2020, and the facility was terminated.

Issuances and Borrowings

During the six months ended June 30, 2020, we issued the following Senior Secured Notes and entered into the following Secured loan facilities:

(in millions)	Principal Issuances	Discounts and Issuance Costs	Net Proceeds from Issuance of Long-Term Debt	Issue Date
3.500% Senior Secured Notes due 2025	$3,000	$12	$2,988	April 9, 2020
3.750% Senior Secured Notes due 2027	4,000	17	3,983	April 9, 2020
3.875% Senior Secured Notes due 2030	7,000	78	6,922	April 9, 2020
4.375% Senior Secured Notes due 2040	2,000	47	1,953	April 9, 2020
4.500% Senior Secured Notes due 2050	3,000	24	2,976	April 9, 2020
1.500% Senior Secured Notes due 2026	1,000	5	995	June 24, 2020
2.050% Senior Secured Notes due 2028	1,250	8	1,242	June 24, 2020
2.550% Senior Secured Notes due 2031	1,750	12	1,738	June 24, 2020
Total of Senior Secured Notes issued	$23,000	$203	$22,797

Secured bridge loan facility due 2021	$19,000	$257	$18,743	April 1, 2020
Secured term loan facility due 2027	4,000	107	3,893	April 1, 2020
Total of Secured loan facilities issued	$23,000	$364	$22,636

Total Issuances and Borrowings	$46,000	$567	$45,433

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

On April 1, 2020, in connection with the closing of the Merger, T-Mobile USA and certain of its affiliates, as guarantors, entered into a Bridge Loan Credit Agreement with certain financial institutions named therein, providing for a $19.0 billion

Index for Notes to the Condensed Consolidated Financial Statements
secured bridge loan facility (“New Secured Bridge Loan Facility”). The New Secured Bridge Loan Facility bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 1.25% and matures on March 31, 2021.

On April 1, 2020, in connection with the closing of the Merger, T-Mobile USA and certain of its affiliates, as guarantors, entered into a Credit Agreement (the “New Credit Agreement”) with certain financial institutions named therein, providing for a $4.0 billion secured term loan facility (“New Secured Term Loan Facility”) and a $4.0 billion revolving credit facility (“New Revolving Credit Facility”). The New Secured Term Loan Facility bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 3.00% and matures on April 1, 2027. The New Revolving Credit Facility bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 1.25% with the margin subject to a reduction to 1.00% if T-Mobile’s Total First Lien Net Leverage Ratio (as defined in the New Credit Agreement) is less than or equal to 0.75 to 1.00. The commitments under the New Revolving Credit Facility mature on April 1, 2025. The New Credit Agreement contains customary representations, warranties and covenants, including a financial maintenance covenant of 3.3x with respect to T-Mobile’s Total First Lien Net Leverage Ratio commencing with the period ending September 30, 2020 and excess cash flow prepayment requirements commencing with the fiscal year ending December 31, 2021.

On April 1, 2020, in connection with the closing of the Merger, we drew down on our $19.0 billion New Secured Bridge Loan Facility and our $4.0 billion New Secured Term Loan Facility. We used the net proceeds of $22.6 billion from the draw down of the secured facilities to repay our $4.0 billion Incremental Term Loan Facility with DT and to repurchase from DT $4.0 billion of indebtedness to affiliates, consisting of $2.0 billion of 5.300% Senior Notes due 2021 and $2.0 billion of 6.000% Senior Notes due 2024, as well as to redeem certain debt of Sprint and Sprint’s subsidiaries, including the secured term loans due 2024 with a total principal amount outstanding of $5.9 billion, accounts receivable facility with a total amount outstanding of $2.3 billion, and Sprint’s 7.250% Guaranteed Notes due 2028 with a total principal amount outstanding of $1.0 billion, and for post-closing general corporate purposes of the combined company.

In connection with the financing provided for in the Commitment Letter, we incurred certain fees payable to the financial institutions, including certain financing fees on the secured term loan commitment and fees for structuring, funding, and providing the commitments. On April 1, 2020, in connection with the closing of the Merger, we paid $355 million in Commitment Letter fees to certain financial institutions.

Senior Secured Notes

On April 9, 2020, T-Mobile USA and certain of its affiliates, as guarantors, issued an aggregate of $19.0 billion in Senior Secured Notes bearing interest rates ranging from 3.500% to 4.500% and maturing in 2025 through 2050, and used the net proceeds of $18.8 billion together with cash on hand to repay all of the outstanding amounts under, and terminate, our $19.0 billion New Secured Bridge Loan Facility, as described above.

On June 24, 2020, T-Mobile USA and certain of its affiliates, as guarantors, issued an aggregate of $4.0 billion in Senior Secured Notes bearing interest rates ranging from 1.500% to 2.550% and maturing in 2026 through 2031. The Senior Secured Notes were issued for refinancing callable Senior Notes and, subsequent to the issuance, we delivered and expect to deliver the notices of redemption on certain Senior Notes as set forth below under “Senior Secured Notes – Redemptions and Repayments” and “Senior Notes to Affiliates.”

Index for Notes to the Condensed Consolidated Financial Statements

Debt Assumed

In connection with the Merger, we assumed the following indebtedness of Sprint:

(in millions)	Fair value as of April 1, 2020	Principal Outstanding as of June 30, 2020	Carrying Value as of June 30, 2020
7.250% Senior Notes due 2021	$2,324	$2,250	$2,312
7.875% Senior Notes due 2023	4,682	4,250	4,653
7.125% Senior Notes due 2024	2,746	2,500	2,733
7.625% Senior Notes due 2025	1,677	1,500	1,669
7.625% Senior Notes due 2026	1,701	1,500	1,694
3.360% Senior Secured Series 2016-1 A-1 Notes due 2021 (1)	1,310	1,094	1,092
4.738% Senior Secured Series 2018-1 A-1 Notes due 2025 (1)	2,153	2,100	2,150
5.152% Senior Secured Series 2018-1 A-2 Notes due 2028 (1)	1,960	1,838	1,957
7.000% Senior Notes due 2020	1,510	1,500	1,503
11.500% Senior Notes due 2021	1,105	1,000	1,090
6.000% Senior Notes due 2022	2,372	2,280	2,363
6.875% Senior Notes due 2028	2,834	2,475	2,826
8.750% Senior Notes due 2032	2,649	2,000	2,640
Accounts receivable facility	2,310	—	—
Other debt	464	362	353
Total Debt Assumed	$31,797	$26,649	$29,035
(1)In connection with the closing of the Merger, we assumed Sprint’s spectrum-backed notes which are collateralized by the acquired directly held and third-party leased Spectrum licenses. See “Spectrum Financing” section below for further information.

Index for Notes to the Condensed Consolidated Financial Statements

Redemptions and Repayments

During the six months ended June 30, 2020, we repaid the following loan facilities and redeemed the following Senior Notes to affiliates:

(in millions)	Principal Amount	Write-off of Premiums and Issuance Costs (1)	Other (2)	Redemption or Repayment Date	Redemption Price
Secured bridge loan facility due 2021	$19,000	$251	$(47)	April 9, 2020	100%
Total of Secured loan facility with Third Parties redeemed	$19,000	$251	$(47)

5.300% Senior Notes to affiliates due 2021 (3)	$2,000	$—	$—	April 1, 2020	100%
6.000% Senior Notes to affiliates due 2024 (3)	1,350	(26)	—	April 1, 2020	100%
6.000% Senior Notes to affiliates due 2024 (3)	650	(15)	—	April 1, 2020	100%
Incremental term loan facility to affiliates due 2022	2,000	—	—	April 1, 2020	100%
Incremental term loan facility to affiliates due 2024	2,000	—	—	April 1, 2020	100%
Total of Senior Notes and Incremental term loan facilities to affiliates redeemed	$8,000	$(41)	$—
Total Redemptions	$27,000	$210	$(47)

Accounts receivable facility	$2,310	$—	$—	April 1, 2020	100%
3.360% Senior Secured Series 2016-1 A-1 Notes due 2021	219	—	—	June 1, 2020	N/A
Other debt	175	—	—	Various	N//A
Total Repayments	$2,704	$—	$—

(1)Write-off of premiums and issuance costs are included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income. Write-off of issuance costs are included in Loss on redemption of debt within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.
(2)Primarily represents a reimbursement of a portion of the commitment letter fees that were paid to financial institutions when we drew down on the Secured Bridge Loan Facility on April 1, 2020 and is included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income.
(3)Pursuant to the Financing Matters Agreement, the Senior Notes were effectively redeemed through a repurchase and were cancelled and retired in full on April 1, 2020.

On April 9, 2020, we repaid all of the outstanding amounts under, and terminated, our $19.0 billion New Secured Bridge Loan Facility. Additionally, in connection with the repayment of our New Secured Bridge Loan Facility, we received a reimbursement of $71 million, which represents a portion of the Commitment Letter fees that were paid to certain financial institutions when we drew down on the New Secured Bridge Loan Facility on April 1, 2020. The reimbursement is presented in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income.

Prior to June 30, 2020, we delivered a notice of redemption on $1.0 billion aggregate principal amount of our 6.500% Senior Notes due 2024. The notes were redeemed on July 4, 2020 at a redemption price equal to 102.170% of the principal amount of the notes (plus accrued and unpaid interest thereon), payable on July 6, 2020. The redemption premium was approximately $22 million and the write-off of issuance costs and consent fees was approximately $12 million. The outstanding principal amount was reclassified from Long-term debt to Short-term debt in our Condensed Consolidated Balance Sheets as of June 30, 2020. We also delivered a notice of redemption on $1.25 billion aggregate principal amount of our 5.125% Senior Notes to affiliates due 2021, as further described below under “Senior Notes to Affiliates.”

In August 2020, we expect to deliver a notice of redemption on $1.7 billion aggregate principal amount of our 6.375% Senior Notes due 2025 and expect to redeem the Senior Notes on September 1, 2020.

Financing Matters Agreement

Pursuant to the Financing Matters Agreement, DT agreed, among other things, to consent to the incurrence by T-Mobile USA of secured debt in connection with and after the consummation of the Merger, and to provide a lock up on sales thereby as to certain Senior Notes of T-Mobile USA held thereby. In connection with receiving the requisite consents, we made upfront payments to DT of $7 million during the second quarter of 2018. These payments were recognized as a reduction to Long-term debt to affiliates in our Condensed Consolidated Balance Sheets. On April 1, 2020, in connection with the closing of the Merger, we:

Index for Notes to the Condensed Consolidated Financial Statements
•Repaid our $4.0 billion Incremental Term Loan Facility with DT, consisting of a $2.0 billion Incremental Term Loan Facility due 2022 and a $2.0 billion Incremental Term Loan Facility due 2024;
•Terminated our revolving credit facility;
•Repurchased from DT $4.0 billion of indebtedness to affiliates, consisting of $2.0 billion of 5.300% Senior Notes due 2021 and $2.0 billion of 6.000% Senior Notes due 2024;
•Amended the $1.25 billion of 5.125% Senior Notes due 2025 and $1.25 billion of 5.375% Senior Notes due 2027, which represent indebtedness to affiliates, to change the maturity dates thereof to April 15, 2021 and April 15, 2022, respectively (the “2025 and 2027 Amendments”); and
•Made an additional payment for requisite consents to DT of $13 million. These payments were recognized as a reduction to Long-term debt to affiliates in our Condensed Consolidated Balance Sheets.

In accordance with the consents received from DT, on December 20, 2018, T-Mobile USA, the guarantors and Deutsche Bank Trust Company Americas, as trustee, executed and delivered the 38th supplemental indenture to the Indenture, pursuant to which, with respect to certain T-Mobile USA Senior Notes held by DT, the Debt Amendments (as defined below under “Consents on Debt to Third Parties”) and the 2025 and 2027 Amendments became effective immediately prior to the consummation of the Merger.

Senior Notes to Affiliates

Prior to June 30, 2020, we delivered a notice of redemption on $1.25 billion aggregate principal amount of our 5.125% Senior Notes to affiliates due 2021. The notes were redeemed on July 4, 2020 at a redemption price equal to 100% of the principal amount of the notes (plus accrued and unpaid interest thereon), payable on July 6, 2020. The write-off of discounts were approximately $15 million. The outstanding principal amount was reclassified from Long-term debt to Short-term debt in our Condensed Consolidated Balance Sheets as of June 30, 2020.

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

We paid third-party bank fees associated with obtaining the requisite consents related to the Debt Amendments of $6 million during the second quarter of 2018, which we recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income. On April 1, 2020, in connection with the closing of the Merger, we made additional payments to third-party note holders for requisite consents related to the Ratio Secured Debt Amendments of $54

Index for Notes to the Condensed Consolidated Financial Statements
million and related to the Existing Sprint Spectrum and GAAP Amendments of $41 million. These payments were recognized as a reduction to Long-term debt in our Condensed Consolidated Balance Sheets. These payments increased the effective interest rate of the related debt.

Spectrum Financing

On April 1, 2020, in connection with the closing of the Merger, we assumed Sprint’s spectrum-backed notes which are collateralized by the acquired directly held and third-party leased Spectrum licenses (collectively, “Spectrum Portfolio“) transferred to wholly-owned bankruptcy-remote special purpose entities (collectively, “Spectrum Financing SPEs”). As of June 30, 2020, the total outstanding obligations under these Notes was $5.0 billion.

In October 2016, certain subsidiaries of Sprint Communications, Inc. transferred the Spectrum Portfolio to the Spectrum Financing SPEs, which was used as collateral to raise an initial $3.5 billion in senior secured notes (the “2016 Spectrum-Backed Notes”) bearing interest at 3.360% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the quarter ended June 30, 2020, we made scheduled principal repayments of $219 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $1.1 billion as of June 30, 2020, of which $875 million was classified as Short-term debt in the Condensed Consolidated Balance Sheets.

In March 2018, Sprint issued approximately $3.9 billion in aggregate principal amount of senior secured notes (the “2018 Spectrum-Backed Notes”, and together with the 2016 Spectrum-Backed Notes, the “Spectrum-Backed Notes”) under the existing $7.0 billion securitization program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bears interest at 4.738% per annum, and has quarterly interest-only payments until June 2021, and amortizing quarterly principal amounts thereafter commencing in June 2021 through March 2025. As of June 30, 2020, $131 million of the aggregate principal amount was classified as Short-term debt in the Condensed Consolidated Balance Sheets. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, and has quarterly interest-only payments until June 2023, and amortizing quarterly principal amounts thereafter commencing in June 2023 through March 2028. The Spectrum Portfolio, which also serves as collateral for the Spectrum-Backed Notes, remains substantially identical to the original portfolio from October 2016.

Simultaneously with the October 2016 offering, Sprint Communications, Inc. entered a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. Sprint Communications, Inc. is required to make monthly lease payments to the Spectrum Financing SPEs in an aggregate amount that is market-based relative to the spectrum usage rights as of the closing date and equal to $165 million per month. The lease payments, which are guaranteed by T-Mobile subsidiaries, are sufficient to service all outstanding series of the 2016 Spectrum Backed Notes and the lease also constitutes collateral for the senior secured notes. Because the Spectrum Financing SPEs are wholly owned T-Mobile US subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.

Each Spectrum Financing SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the respective Spectrum Financing SPE, to be satisfied out of the Spectrum Financing SPE’s assets prior to any assets of such Spectrum Financing SPE becoming available to T-Mobile. Accordingly, the assets of each Spectrum Financing SPE are not available to satisfy the debts and other obligations owed to other creditors of T-Mobile until the obligations of such Spectrum Financing SPE under the spectrum-backed senior secured notes are paid in full. Certain provisions of the Spectrum Financing facility require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash.

Restricted Cash

Certain provisions of our debt agreements require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash.

Standby Letters of Credit

For the purposes of securing our obligations to provide handset insurance services and for purposes of securing our general purpose obligations, we maintain standby letters of credit with certain financial institutions. We assumed certain of Sprint’s standby letters of credit in the Merger. Our outstanding standby letters of credit were $631 million and $113 million as of June 30, 2020 and December 31, 2019, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
Note 9 – Tower Obligations

In 2012, we conveyed to CCI the exclusive right to manage and operate approximately 7,100 tower sites (“CCI Lease Sites”) via a master prepaid lease with site lease terms ranging from 23 to 37 years (the “2012 Tower Transaction”). CCI has fixed-price purchase options for the CCI Lease Sites totaling approximately $2.0 billion, exercisable at the end of the lease term. We lease back space at certain tower sites for an initial term of ten years, followed by optional renewals at customary terms.

Assets and liabilities associated with the operation of the tower sites were transferred to special purpose entities (“SPEs”). Assets included ground lease agreements or deeds for the land on which the towers are situated, the towers themselves and existing subleasing agreements with other mobile network operator tenants that lease space at the tower sites. Liabilities included the obligation to pay ground lease rentals, property taxes and other executory costs. Upon closing of the 2012 Tower Transaction, CCI acquired an option to acquire the CCI Lease Sites at the end of their respective lease terms and entered into a master lease agreement under which we agreed to lease back space at certain of the tower sites.

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

Due to our continuing involvement with the tower sites, we previously determined that we were precluded from applying sale-leaseback accounting. We recorded long-term financial obligations in the amount of the net proceeds received and recognized interest on the tower obligations at a rate of approximately 8% using the effective interest method. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by us to CCI and through net cash flows generated and retained by CCI from operation of the tower sites. The principal payments on the tower obligations are included in Other, net within Net cash provided by (used in) financing activities in our Condensed Consolidated Statements of Cash Flows. Our historical tower site asset costs are reported in Property and equipment, net in our Condensed Consolidated Balance Sheets and are depreciated.

Upon adoption of the lease accounting guidance (ASC 842), we were required to reassess the previously failed sale-leasebacks and determine whether the transfer of the assets to the tower operator under the arrangement met the transfer of control criteria in the revenue standard and whether a sale should be recognized. We concluded that a sale has not occurred for the CCI Lease Sites and these sites continue to be accounted for as a failed sale-leaseback.

CCI Tower Lease Arrangements

Prior to the Merger, Sprint entered into a lease-out and leaseback arrangement with Global Signal Inc., a third party that was subsequently acquired by CCI, whereby the third party would lease (“Master Lease Sites”) or otherwise manage (“Managed Sites”) approximately 6,400 cell sites which included the towers and related assets. These agreements were assumed upon the close of the Merger, at which point the remaining term of the lease-out was approximately 17 years with no renewal options. T-Mobile leases back space on certain of these towers. CCI has a fixed-price purchase option for all (but not less than all) of the leased or subleased sites for approximately $2.3 billion, exercisable one year prior to the expiration of the agreement and ending 120 days prior to the expiration of the agreement.

As of Merger close date, we recognized Property and equipment at a fair value of $1.5 billion and tower obligations related to amounts owed to CCI under the leaseback of $1.1 billion as the transfer of control criteria in the revenue standard for the tower assets was not met.

During the three months ended June 30, 2020, we recognized interest expense on the tower obligations at a rate of approximately 6% using the effective interest method. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by us to CCI. The principal payments on the tower obligations are included in Other, net within Net cash provided by (used in) financing activities in our Condensed Consolidated Statements of Cash Flows. The tower assets are reported in Property and equipment, net in our Condensed Consolidated Balance Sheets and are depreciated to their estimated residual values over the current leaseback periods, for which the weighted average remaining term was six years as of June 30, 2020.

The following table summarizes the balances associated with both of the tower arrangements in the Condensed Consolidated Balance Sheets:

Index for Notes to the Condensed Consolidated Financial Statements

(in millions)	June 30, 2020	December 31, 2019
Property and equipment, net	$1,587	$198
Tower obligations	3,130	2,236

Future minimum payments related to the tower obligations are approximately $391 million for the year ending June 30, 2021, $763 million in total for the years ending June 30, 2022 and 2023, $588 million in total for years ending June 30, 2024 and 2025, and $768 million in total for years thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the Global Signal arrangement, we remain primarily liable for ground lease payments on approximately 900 Managed Sites and have included lease liabilities of $292 million in our Operating lease liabilities as of June 30, 2020.

Note 10 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communications services to three primary categories of customers:

•Postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, wearables, DIGITS, or other connected devices which includes tablets and SyncUP products. Our postpaid customers include customers of T-Mobile and Sprint;
•Prepaid customers generally include customers who pay for wireless communications services in advance. Our prepaid customers include customers of T-Mobile and Metro by T-Mobile; and
•Wholesale customers include Machine-to-Machine and Mobile Virtual Network Operator customers that operate on our network but are managed by wholesale partners.

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Postpaid service revenues
Postpaid phone revenues	$9,341	$5,287	$14,918	$10,470
Postpaid other revenues	618	326	928	636
Total postpaid service revenues	$9,959	$5,613	$15,846	$11,106

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

We provide wireline communication services to domestic and international customers. Wireline service revenues of $211 million for the three and six months ended June 30, 2020 relate to the wireline operations acquired in the Merger and are presented in Roaming and other service revenues in our Condensed Consolidated Statements of Comprehensive Income.

Equipment revenues from the lease of mobile communication devices were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Equipment revenues from the lease of mobile communication devices	$1,421	$143	$1,586	$304

Index for Notes to the Condensed Consolidated Financial Statements
Contract Balances

The opening and closing balances of our contract asset and contract liability balances from contracts with customers as of December 31, 2019 and June 30, 2020, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2019	$63	$560
Balance as of June 30, 2020	197	845
Change	$134	$285

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract. Through the Merger, we acquired contracts assets associated with promotional bill credits and subsidized devices with a value of $154 million as of April 1, 2020.

The change in the existing and acquired contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment which is recognized as bad debt expense. The current portion of our Contract assets of approximately $168 million and $50 million as of June 30, 2020 and December 31, 2019, respectively, was included in Other current assets in our Condensed Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Through the Merger, we assumed contract liabilities with a value of $252 million as of April 1, 2020. Additional changes in contract liabilities are primarily related to the volume and rate plans of active prepaid subscribers. Contract liabilities are primarily included in Deferred revenue in our Condensed Consolidated Balance Sheets.

Revenues for the three and six months ended June 30, 2020 and 2019, include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Amounts included in the beginning of year contract liability balance	$10	$43	$538	$603

Remaining Performance Obligations

As of June 30, 2020, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.1 billion. We expect to recognize revenue as service is provided on these postpaid contracts over the extended contract term of 24 months. Transaction price allocated to remaining service performance obligations associated with subsidized devices and promotional bill credits acquired through the Merger at April 1, 2020, was $1.0 billion.

Through the Merger, on April 1 2020, we acquired contracts associated with lease promotional credits with aggregate amount of transaction price allocated to remaining service and lease performance obligations of $4.8 billion and $2.6 billion, respectively. As of June 30, 2020, the aggregate amount of transaction price allocated to remaining service and lease performance obligations associated with operating leases was $4.4 billion and $2.5 billion, respectively. We expect to recognize this revenue as service is provided over the lease contract term of 18 months.

Certain of our wholesale, roaming and other service contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of June 30, 2020, the aggregate amount of the contractual minimum consideration for wholesale, roaming and other service contracts is $696 million, $1.0 billion and $921 million for 2021, 2022 and 2023 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to ten years.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of monthly service contracts.

Contract Costs

The total balance of deferred incremental costs to obtain contracts was $939 million and $906 million as of June 30, 2020 and December 31, 2019, respectively. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of

Index for Notes to the Condensed Consolidated Financial Statements
deferred contract costs is included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income and was $205 million and $137 million for the three months ended June 30, 2020 and 2019, respectively, and $410 million and $253 million for the six months ended June 30, 2020 and 2019, respectively.

Immediately preceding the close of the Merger, Sprint had deferred costs to obtain postpaid contracts of approximately $1.7 billion. This balance was adjusted to zero as part of our purchase price allocation. Contract costs capitalized for new postpaid contracts will accumulate in Other assets in our Condensed Consolidated Balance Sheets from the Merger date. As a result, there will be a net benefit to Operating income in our Condensed Consolidated Statements of Comprehensive Income during the remainder of the year as capitalization of costs exceed amortization. As capitalized costs amortize into expense over time, the accretive benefit to Operating income anticipated for the remainder of the year is expected to moderate in 2021 and normalize in 2022.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and six months ended June 30, 2020 and 2019.

Note 11 – Employee Compensation and Benefit Plans

Under our 2013 Omnibus Incentive Plan (the “Incentive Plan”), we are authorized to issue up to 101 million shares of our common stock. Under the Incentive Plan, we can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance awards to eligible employees, consultants, advisors and non-employee directors. As of June 30, 2020, there were approximately 25 million shares of common stock available for future grants under the Incentive Plan.

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

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares, per share and contractual life amounts)	2020	2019	2020	2019
Stock-based compensation expense	$259	$130	$397	$240
Income tax benefit related to stock-based compensation	$49	$25	$71	$45
Weighted average fair value per stock award granted	$99.80	$74.35	$96.93	$73.08
Unrecognized compensation expense	$824	$744	$824	$744
Weighted average period to be recognized (years)	2.0	2.0	2.0	2.0
Fair value of stock awards vested	$367	$24	$815	$342

Stock Awards

On April 1, 2020, we closed the Merger to combine T-Mobile and Sprint pursuant to the Business Combination Agreement. Pursuant to the Business Combination Agreement, upon the completion of the Merger, T-Mobile assumed Sprint’s stock compensation plans. In addition, pursuant to the Business Combination Agreement, at the Effective Time, each outstanding option to purchase Sprint common stock (other than under Sprint’s Employee Stock Purchase Plan), each award of time-based RSUs in respect of shares of Sprint common stock and each award of performance-based RSUs in respect of shares of Sprint common stock, in each case, that was outstanding as of immediately prior to the Effective Time was automatically adjusted by the Exchange Ratio (as defined in the Business Combination Agreement) and converted into an equity award of the same type covering shares of T-Mobile common stock, on the same terms and conditions, (including, if applicable, any continuing vesting requirements (but excluding any performance-based vesting conditions)) under the applicable Sprint plan and award agreement in effect immediately prior to the Effective Time (the “Assumed Awards”). The applicable amount of performance-based RSUs eligible for conversion was based on formulas and approximated 100% of target. Any accrued but unpaid dividend equivalents with respect to any such award of time-based RSUs or performance-based RSUs were assumed by T-Mobile at the Effective Time and became an obligation with respect to the applicable award of RSUs in respect of shares of T-Mobile common stock.

Index for Notes to the Condensed Consolidated Financial Statements
On April 22, 2020, we filed a Form S-8 to register a total of 25,304,224 shares of common stock, representing those covered by the Sprint Corporation 1997 Long-Term Stock Incentive Program, the Sprint Corporation 2007 Omnibus Incentive Plan and the Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan that T-Mobile assumed in connection with the closing of the Merger. This included 7,043,843 shares of T-Mobile common stock issuable upon exercise or settlement of the Assumed Awards held by current directors, officers, employees and consultants of T-Mobile or its subsidiaries who were directors, officers, employees and consultants of Sprint or its subsidiaries immediately prior to the Effective Time, as well as (a) 12,420,945 shares of T-Mobile common stock that remain available for issuance under the 2015 Plan and (b) 5,839,436 additional shares of T-Mobile common stock subject to awards granted under the 2015 Plan that may become available for issuance under the 2015 Plan if any awards under the 2015 Plan are forfeited, lapse unexercised or are settled in cash.

Time-Based Restricted Stock Units and Restricted Stock Awards

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2019	10,503,211	$67.31	0.9	$824
Assumed through acquisition	1,852,527	83.90
Granted	5,484,615	95.16
Vested	(5,430,880)	68.58
Forfeited	(374,579)	78.57
Nonvested, June 30, 2020	12,034,894	81.64	1.2	1,253

Performance-Based Restricted Stock Units and Restricted Stock Awards

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2019	3,803,539	$69.78	1.0	$300
Assumed through acquisition	3,535,384	83.90
Granted	1,915,768	105.37
Vested	(3,457,232)	72.76
Forfeited	(130,933)	83.90
Nonvested, June 30, 2020	5,666,526	83.68	0.9	592
PRSUs included in the table above are shown at target. Share payout can range from 0% to 200% based on different performance outcomes. Weighted average grant date fair value of RSU and PRSU assumed through acquisition is based on the fair value on the date assumed.

Payment of the underlying shares in connection with the vesting of RSU awards generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. We have agreed to withhold shares of common stock otherwise issuable under the RSU awards to cover certain of these tax obligations, with the net shares issued to the employee accounted for as outstanding common stock. We withheld 1,564,635 and 56,041 shares of common stock to cover tax obligations associated with the payment of shares upon vesting of stock awards and remitted cash of $138 million and $4 million to the appropriate tax authorities for the three months ended June 30, 2020 and 2019, respectively. We withheld 3,055,034 and 1,420,662 shares of common stock to cover tax obligations associated with the payment of shares upon vesting of stock awards and remitted cash of $279 million and $104 million to the appropriate tax authorities for the six months ended June 30, 2020 and 2019, respectively.

Employee Stock Purchase Plan

Our ESPP allows eligible employees to contribute up to 15% of their eligible earnings toward the semi-annual purchase of our shares of common stock at a discounted price, subject to an annual maximum dollar amount. Employees can purchase stock at a 15% discount applied to the closing stock price on the first or last day of the six-month offering period, whichever price is lower. The number of shares issued under our ESPP was 1,246,304 and 1,135,801 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the number of securities remaining available for future sale and issuance under the ESPP was 5,151,590. Sprint’s ESPP was terminated prior to the Merger close and legacy Sprint employees will be eligible to enroll in our ESPP on August 15, 2020.

Our ESPP provides for an annual increase in the aggregate number of shares of our common stock reserved for sale and authorized for issuance thereunder as of the first day of each fiscal year (beginning with fiscal year 2016) equal to the lesser of

Index for Notes to the Condensed Consolidated Financial Statements
(i) 5,000,000 shares of our common stock, and (ii) the number of shares of T-Mobile common stock determined by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”). For fiscal years 2016 through 2019, the Compensation Committee determined that no such increase in shares of our common stock was necessary. However, an additional 5,000,000 shares of our common stock were automatically added to the ESPP share reserve as of January 1, 2020.

Stock Options

Stock options outstanding relate to the Metro Communications, Inc. 2010 Equity Incentive Compensation Plan, the Amended and Restated Metro Communications, Inc. 2004 Equity Incentive Compensation Plan, the Layer3 TV, Inc. 2013 Stock Plan, and the Sprint 2015 Plan (collectively, the “Stock Option Plans”). No new awards may be granted under the Stock Option Plans, and no awards were granted during the six months ended June 30, 2020.

The following activity occurred under the Stock Option Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	194,942	$13.80	2.9
Assumed through acquisition	1,635,518	33.37
Exercised	(311,587)	46.92
Expired/canceled	(3,346)	45.99
Outstanding at June 30, 2020	1,515,527	53.52	4.4
Exercisable at June 30, 2020	1,509,976	53.64	4.4
Weighted average grant date fair value of stock options assumed through acquisition is based on the fair value on the date assumed.

Stock options exercised under the Stock Option Plans generated proceeds of approximately $15 million and $1 million for the six months ended June 30, 2020 and 2019, respectively.

The grant-date fair value of share-based incentive compensation awards attributable to post-combination services, including restricted stock units and stock options, from our Merger with Sprint was approximately $163 million.

Pension Plan

Upon the completion of our Merger with Sprint, we assumed the Pension Plan which provides defined benefits and other postretirement benefits to participants. The Pension Plan was amended in 2005 to freeze plan accruals for participants. The plan assets acquired and obligations assumed were recognized at fair value on the Merger close date.

The components of net expense recognized for the Pension Plan were as follows:

(in millions)	Three and Six Months Ended June 30, 2020
Interest on projected benefit obligations	17
Expected return on pension plan assets	(15)
Net pension expense	$2

The net expense associated with the Pension Plan is included in Other expense, net of our Condensed Consolidated Statements of Comprehensive Income.

The fair value of our pension plan assets and certain other postretirement benefit plan assets in aggregate was $1.2 billion and our projected benefit obligations in aggregate was $2.1 billion as of both April 1, 2020 and June 30, 2020. As a result, the plans were underfunded by approximately $900 million as of both April 1, 2020 and June 30, 2020, and were recorded in Other long-term liabilities in our Condensed Consolidated Balance Sheets.

During the three months ended and six months ended June 30, 2020, we made contributions of $16 million to the benefit plan. No contributions were made in fiscal periods prior to April 1, 2020. We expect to make contributions to the Plan of $42 million through the year ended December 31, 2020.

Index for Notes to the Condensed Consolidated Financial Statements
Employee Retirement Savings Plan

We sponsor retirement savings plans for the majority of our employees under Section 401(k) of the Internal Revenue Code and similar plans. The plans allow employees to contribute a portion of their pretax and post-tax income in accordance with specified guidelines. The plans provide that we match a percentage of employee contributions up to certain limits. Employer matching contributions were $42 million and $29 million for the three months ended June 30, 2020 and 2019, respectively, and $79 million and $64 million for the six months ended June 30, 2020 and 2019, respectively.

Note 12 - Discontinued Operations

On July 26, 2019, we entered into an Asset Purchase Agreement with Sprint and DISH. On June 17, 2020, T-Mobile, Sprint and DISH entered into the First Amendment. Pursuant to the First Amendment to the Asset Purchase Agreement, T-Mobile, Sprint and DISH agreed to proceed with the closing of the Prepaid Transaction in accordance with the Asset Purchase Agreement on July 1, 2020, subject to the terms and conditions of the Asset Purchase Agreement and the terms and conditions of the Final Judgment.

Subsequent to June 30, 2020, on July 1, 2020, pursuant to the Asset Purchase Agreement, upon the terms and subject to the conditions thereof, we completed the Prepaid Transaction. Upon closing of the Prepaid Transaction, we received $1.4 billion from DISH for the Prepaid Business, subject to a working capital adjustment. The net cash received for the Prepaid Business will be presented in Cash received for disposition of companies within Net cash used in investing activities in our Condensed Consolidated Statements of Cash Flows. The close of the Prepaid Transaction did not have a significant impact on our Condensed Consolidated Statements of Comprehensive Income.

The assets of the Prepaid Business included EIP receivables originated pursuant to financed equipment purchases by customers of the Prepaid Business. At the time of the Prepaid Transaction, DISH did not hold certain licenses required to purchase or originate such contracts. In order to transfer the economics of the contracts to DISH without transferring ownership of them, the parties entered into a Participation Agreement under which we agreed to transfer a 100% participation interest in the contracts to DISH. Under the terms of the agreement, DISH retains all cash flows collected on these assets and there is no recourse against us for any credit losses on such loans. The proceeds received from DISH in exchange for this participation interest was a component of total consideration received for the Prepaid Transaction. We will temporarily continue to originate equipment installment contracts on DISH’s behalf under the same terms in exchange for an amount equal to the initial outstanding principal balance of the originated contracts, again without recourse against us for any credit losses.

Upon consummation of the Merger with Sprint, the assets and liabilities associated with the Prepaid Transaction were recorded at fair value and then subsequently classified as held for sale and are separately presented in our Condensed Consolidated Balance Sheets as of June 30, 2020. The EIP receivables balance in which DISH is acquiring a participation interest but is not acquiring ownership do not meet the criteria to be classified as held for sale.

The components of Assets held for sale were as follows:

(in millions)	June 30, 2020
Assets
Accounts receivable	$339
Inventory	142
Goodwill and intangible assets	1,425
Operating lease right-of-use assets	4
Assets held for sale	1,910
Liabilities
Accounts payable and accrued liabilities	422
Deferred revenue	180
Operating lease liabilities	4
Liabilities held for sale	606
Assets held for sale, net	$1,304

No amounts were classified as held for sale as of December 31, 2019.

The results of the Prepaid Business include revenues and expenses directly attributable to the operations to be disposed of. Corporate and administrative expenses not directly attributable to the operations were not allocated to the Prepaid Business. The results of the Prepaid Business from April 1, 2020 through June 30, 2020 are presented in Income from discontinued operations, net of tax in our Condensed Consolidated Statements of Comprehensive Income.

The components of discontinued operations from the Merger date of April 1, 2020 through June 30, 2020 were as follows:

(in millions)	Three and Six Months Ended June 30, 2020
Major classes of line items constituting pretax income from discontinued operations
Prepaid revenues	$973
Roaming and other service revenues	27
Total service revenues	1,000
Equipment revenues	270
Total revenues	1,270
Cost of services	25
Cost of equipment sales	499
Selling, general and administrative	314
Total operating expenses	838
Pretax income from discontinued operations	432
Income tax expense	(112)
Income from discontinued operations	$320

Net cash provided by operating activities from the Prepaid Business included in the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020, were $611 million. There were no cash flows from investing or financing related to the Prepaid Business for the three and six months ended June 30, 2020.

Continuing Involvement:
Upon the closing of the Prepaid Transaction, we and DISH entered into (i) a License Purchase Agreement pursuant to which (a) DISH has the option to purchase certain 800 MHz spectrum licenses for a total of approximately $3.6 billion in a transaction to be completed, subject to certain additional closing conditions, following an application for FCC approval to be filed three years following the closing of the Merger and (b) we will have the option to lease back from DISH, as needed, a portion of the spectrum sold for an additional two years following the closing of the spectrum sale transaction, (ii) a Transition Services Agreement providing for our provisioning of transition services to DISH in connection with the Prepaid Business for a period of up to three years following the closing of the Prepaid Transaction, (iii) a Master Network Services Agreement providing for the provisioning of network services to customers of the Prepaid Business for a period of up to seven years following the closing of the Prepaid Transaction, and (iv) an Option to Acquire Tower and Retail Assets offering DISH the option to acquire certain decommissioned towers and retail locations from us, subject to obtaining all necessary third-party consents, for a period of up to five years following the closing of the Prepaid Transaction.

In the event DISH breaches the License Purchase Agreement or fails to deliver the purchase price following the satisfaction or waiver of all closing conditions, DISH’s sole liability is to pay us a fee of approximately $72 million. Additionally, if DISH does not exercise the option to purchase the 800 MHz spectrum licenses, we have an obligation to offer the licenses for sale through an auction. If the specified minimum price of $3.6 billion was not met in the auction, we would retain the licenses. As the sale of 800 MHz spectrum licenses is not expected to close within one year, the criteria for presentation as an asset held for sale is not met.

Note 13 – Income Taxes

Within our Condensed Consolidated Statements of Comprehensive Income, we recorded Income tax expense on continuing operations of $2 million and $301 million for the three months ended June 30, 2020 and 2019, respectively, and $308 million and $596 million for the six months ended June 30, 2020 and 2019, respectively. The change for the three and six months ended June 30, 2020 was primarily from lower income before income taxes.

The effective tax rate from continuing operations was negative 0.7% for the three months ended June 30, 2020 and 24.4% for the three months ended June 30, 2019, and 29.4% and 24.4% for the six months ended June 30, 2020 and 2019, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
The negative effective income tax rate for the three months ended June 30, 2020, due to a small pre-tax loss, was primarily attributable to expenses that are not deductible for income tax purposes, including our Layer3 goodwill impairment and certain Merger-related costs.

The increase in the effective income tax rate for the six months ended June 30, 2020, was primarily due to a reduction in income before income taxes and increase in expenses that are not deductible for income tax purposes, primarily related to our Layer3 goodwill impairment and certain Merger-related costs.

As a result of the Merger, the Company acquired an estimated $1.1 billion of additional deferred tax assets for which a valuation allowance reserve is deemed to be necessary, plus an estimated $534 million in additional uncertain tax benefit reserves. Due to the size and complexity of the Merger, our estimate of these amounts is preliminary and is subject to finalization and adjustment, which could be material, during the measurement period of up to one year from the Merger date. During the measurement period, we will adjust these amounts if new information is obtained about facts or circumstances that existed as of the acquisition date that, if known, would have changed these amounts. See Note 2 - Business Combination for further information.

Note 14 - SoftBank Equity Transaction

On June 22, 2020, we entered into a Master Framework Agreement (the “Master Framework Agreement”), by and among the Company, SoftBank, SoftBank Group Capital Ltd, a wholly-owned subsidiary of SoftBank (“SBGC”), Delaware Project 4 L.L.C., a wholly-owned subsidiary of SoftBank, Delaware Project 6 L.L.C., a wholly-owned subsidiary of SoftBank, Claure Mobile LLC (“CM LLC”), DT, and T-Mobile Agent LLC, a wholly-owned subsidiary of the Company.

The Master Framework Agreement and related transactions were entered into to facilitate SoftBank’s monetization of a portion of our common stock held by SoftBank (the “SoftBank Monetization”). In connection with the Master Framework Agreement, DT waived the restriction on the transfer under its Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, with SoftBank (the “SoftBank Proxy Agreement”) with respect to approximately 198 million shares of our common stock held by SoftBank (the “Released Shares”). Upon the close of the Public Equity Offering (as defined below), we received a payment from SoftBank for $300 million for our role in facilitating the SoftBank Monetization. The payment received from SoftBank, net of tax, of $226 million was recorded as Additional paid-in capital in our Condensed Consolidated Balance Sheets and is presented as a reduction of Repurchases of common stock within Net cash provided by (used in) financing activities within our Condensed Consolidated Statements of Cash Flows.

Under the terms of the Master Framework Agreement and the agreements contemplated thereby, SBGC sold the Released Shares to us, and we participated in the following transactions:

Public Equity Offering:

On June 26, 2020, we completed a registered public offering of approximately 154.1 million shares of our common stock (the “Public Equity Offering”) at a price of $103.00 per share. The net proceeds of the Public Equity Offering were used to repurchase an equal number of issued and outstanding shares of our common stock from SBGC, pursuant to a Share Repurchase Agreement, dated as of June 22, 2020 (the “Share Repurchase Agreement”), between us and SBGC.

Mandatory Exchangeable Offering:

Concurrent with the Public Equity Offering, we sold approximately 19.4 million shares of our common stock to a third-party trust. The net proceeds from the sale of shares to the trust were used to repurchase an equal number of issued and outstanding shares of our common stock from SBGC.

The trust issued mandatory exchangeable trust securities, which entitle holders to receive quarterly distributions from the trust and a final mandatory exchange price to be settled on June 1, 2023 (“Mandatory Exchangeable Offering”).

The trust was required to use a portion of the net proceeds from the Mandatory Exchangeable Offering to purchase U.S. Treasury securities, to fund quarterly distributions on the mandatory exchangeable trust securities, and the holders of the mandatory exchangeable trust securities will be entitled to a final mandatory exchange amount on June 1, 2023 that will depend on the daily volume-weighted average price of shares of our common stock.

Index for Notes to the Condensed Consolidated Financial Statements
The sale of shares through the Public Equity Offering and to the trust occurred simultaneously with the purchase of shares from SBGC. These simultaneous transactions did not result in a net change to our treasury shares or shares of common stock outstanding.

As these transactions occurred with separate counterparties, the exchange of shares and cash are presented on a gross basis in our Condensed Consolidated Statement of Equity and Condensed Consolidated Statements of Cash Flows, respectively. The shares sold are presented in Shares issued in secondary offering and the shares purchased from SBGC are presented in Shares repurchased from SoftBank within our Condensed Consolidated Statement of Equity. The cash received from the sale of shares is presented in Issuance of common stock and the cash paid to purchase shares from SoftBank are presented in Repurchases of common stock within Net cash provided by (used in) financing activities within our Condensed Consolidated Statements of Cash Flows.

The Company is not affiliated with the trust, will not retain any proceeds from the offering of the trust securities, and will have no ongoing interest, economic or otherwise, in the trust securities.

Rights Offering:

The Master Framework Agreement provides for the issuance of registered, transferable subscription rights (the “Rights Offering”) resulting in the sale of 19,750,000 shares of our common stock to our stockholders (other than SoftBank, DT and Marcelo Claure and their respective affiliates, who agreed to waive their ability to exercise or transfer such rights). The subscription rights provided the stockholders the option to purchase one share of common stock for every 20 shares of common stock owned, at the same price per share as the common stock sold in the Public Equity Offering of $103.00 per share.

The Rights Offering exercise period expired on July 27, 2020. On August 3, 2020, the Rights Offering closed, resulting in the sale of 19,750,000 shares of our common stock. The net proceeds from the Rights Offering were used to purchase an equal number of shares from SBGC pursuant to the Share Repurchase Agreement.

Marcelo Claure:

The Master Framework Agreement provided for the purchase of 5.0 million shares of our common stock by Marcelo Claure, a member of our board of directors, from us at the same price per share as the common stock sold in the Public Equity Offering of $103.00 per share.

Following receipt of the necessary regulatory approvals on July 16, 2020, the sale of shares to Marcelo Claure occurred simultaneously with our purchase of an equivalent number of shares from SBGC at the same price per share pursuant to the Share Repurchase Agreement.

Ownership Following the SoftBank Monetization:

Immediately following the transactions above, DT and SoftBank held, directly or indirectly, approximately 43.4%, and 8.6%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 48.0% of the outstanding T-Mobile common stock held by other stockholders.

The SoftBank Proxy Agreement remains in effect with respect to the remaining shares of our common stock held by SoftBank. In addition, on June 22, 2020, DT, CM LLC, and Marcelo Claure entered into a Proxy, Lock-Up and ROFR Agreement (the “Claure Proxy Agreement,” together with the SoftBank Proxy Agreement, the “Proxy Agreements”), pursuant to which any shares of our common stock acquired after June 22, 2020 by Mr. Claure or CM LLC, an entity controlled by Mr. Claure, other than shares acquired as a result of Mr. Claure’s role as a director or officer of the Company, will be voted in the manner as directed by DT.

Accordingly, as a result of the Proxy Agreements, DT has voting control as of August 3, 2020 over approximately 52.4% of the outstanding T-Mobile common stock. In addition, as provided for in the Master Framework Agreement, DT also holds certain call options over approximately 101.5 million shares of our common stock held by SBGC.

DT Call Option:

In exchange for DT consenting to the transfer of the Released Shares and as provided for in the Master Framework Agreement, DT received direct and indirect call options over up to approximately 101.5 million shares of our common stock held by SBGC. The arrangement provides DT with a fixed-price call option to purchase up to approximately 44.9 million shares at a price of

Index for Notes to the Condensed Consolidated Financial Statements
$101.46 per share indirectly from SBGC through a back-to-back arrangement where (i) DT can purchase such shares from us (the “DT Fixed-Price Call Option”) and (ii) we will fulfill our obligations under the DT Fixed-Price Call Option by simultaneously purchasing the same number of shares on the same economic terms from SBGC (the “T-Mobile Fixed-Price Call Option”). In addition, DT has a floating-price call option to purchase up to approximately 56.6 million shares from SBGC directly (the “DT Floating Option”).

The call options expire on June 22, 2024 (the “Expiration Time”). The back-to-back arrangement can be initiated by DT at any time prior to the Expiration Time. The DT Floating Option cannot be exercised until the earlier of (i) 30 days prior to the Expiration Time and (ii) the later of (x) the date the DT Fixed-Price Call Option and the T-Mobile Fixed-Price Call Option are exercised in full and (y) October 2, 2020.

Our obligations to DT under the DT Fixed-Price Call Option are secured solely by our rights under the T-Mobile Fixed-Price Call Option and DT has no recourse against us other than enforcement of this security arrangement.

The DT Fixed-Price Call Option and the T-Mobile Fixed-Price Call Option represent free-standing derivatives and are recorded at fair value and marked-to-market each period. The fair value of each call option was estimated at $875 million as of June 30, 2020 using the income approach. The fair value measurements are based on significant inputs not observable in the market and, therefore, represent a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach include estimated share-price volatility, which was based on historical market trends and expected future performance of T-Mobile, as well as the assessment of counterparty credit risk.

The asset associated with the T-Mobile Fixed-Price Call Option is recorded within Other current assets in the Condensed Consolidated Balance Sheets, and the liability associated with the DT Fixed-Price Call Option is recorded within Other current liabilities in the Condensed Consolidated Balance Sheets. As the mark-to-market valuations of the T-Mobile Fixed-Price Call Option and the DT Fixed-Price Call Option move in equal and offsetting directions, there is no net impact on our Condensed Consolidated Income Statement.

Note 15 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2020	2019	2020	2019
(Loss) income from continuing operations	$(210)	$939	$741	$1,847
Income from discontinued operations, net of tax	320	—	320	—
Net income	$110	$939	$1,061	$1,847

Weighted average shares outstanding - basic	1,236,528,444	854,368,443	1,047,338,364	852,796,369
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	—	5,767,150	9,782,025	8,094,501
Weighted average shares outstanding - diluted	1,236,528,444	860,135,593	1,057,120,389	860,890,870

Basic earnings (loss) per share:
Continuing operations	$(0.17)	$1.10	$0.71	$2.16
Discontinued operations	0.26	—	0.30	—
Earnings per share - basic	$0.09	$1.10	$1.01	$2.16

Diluted earnings (loss) per share:
Continuing operations	$(0.17)	$1.09	$0.70	$2.14
Discontinued operations	0.26	—	0.30	—
Earnings per share - diluted	$0.09	$1.09	$1.00	$2.14

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	10,234,947	67,856	443,679	39,342
SoftBank contingent consideration	48,751,557		24,375,778

On April 1, 2020, in connection with the closing of the Merger, we amended and restated the Company’s certificate of incorporation in the form of the Fifth Amended and Restated Certificate of Incorporation (the “Restated Certificate”). Pursuant

Index for Notes to the Condensed Consolidated Financial Statements
to the Restated Certificate, the authorized capital stock of T-Mobile consists of 2,000,000,000 shares of T-Mobile common stock and 100,000,000 shares of preferred stock, par value $0.00001 per share.

As of June 30, 2020, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of June 30, 2020 and 2019. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive or if there was a loss from continuing operations for the period.

The SoftBank Specified Shares Amount of 48,751,557 was determined to be contingent consideration for the Merger and is not dilutive until the defined volume-weighted average price per share is reached.

Note 16 - Leases

Lessee

We are a lessee for non-cancelable operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities with contractual terms that generally extend through 2029. Additionally, we lease dark fiber through non-cancelable operating leases with contractual terms that generally extend through 2041. The majority of cell site leases have an initial non-cancelable term of five to ten years with several renewal options that can extend the lease term from five to thirty-five years. In addition, we have financing leases for network equipment that generally have a non-cancelable lease term of two to five years; the financing leases do not have renewal options and contain a bargain purchase option at the end of the lease.

Through the Merger, we acquired leases of real property, including cell sites, switch sites, dark fiber, retail stores and office facilities and recorded lease liabilities and associated right-of-use assets based on the discounted lease payments. Lease terms that are favorable or unfavorable to market terms were recorded as an adjustment to lease right-of-use assets on our Condensed Consolidated Balance Sheets. Favorable and unfavorable leases are amortized on a straight-line basis over the associated remaining lease term.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Operating lease expense	$1,139	$634	$1,823	$1,236
Financing lease expense:
Amortization of right-of-use assets	180	117	325	230
Interest on lease liabilities	20	20	40	40
Total financing lease expense	200	137	365	270
Variable lease expense	71	58	133	123
Total lease expense	$1,410	$829	$2,321	$1,629

Information relating to the lease term and discount rate is as follows:

June 30, 2020
Weighted Average Remaining Lease Term (Years)
Operating leases	6
Financing leases	3
Weighted Average Discount Rate
Operating leases	4.0%
Financing leases	3.5%

Maturities of lease liabilities as of June 30, 2020, were as follows:

Index for Notes to the Condensed Consolidated Financial Statements

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending June 30,
2021	$4,771	$1,094
2022	4,104	805
2023	3,363	445
2024	2,782	92
2025	2,249	63
Thereafter	5,021	85
Total lease payments	22,290	2,584
Less imputed interest	2,639	128
Total	$19,651	$2,456

Interest payments for financing leases were $20 million and $21 million for the three months ended June 30, 2020 and 2019, respectively, and $40 million and $41 million for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, we have additional operating leases for cell sites and commercial properties that have not yet commenced with future lease payments of approximately $340 million.

As of June 30, 2020, we were contingently liable for future ground lease payments related to certain tower obligations. These contingent obligations are not included in the above table as the amounts owed are contractually owed by Crown Castle International Corp. based on the subleasing arrangement. See Note 9 - Tower Obligations for further information.

Lessor

Our leasing programs (“Leasing Programs”), which include JUMP! On Demand and the Sprint Flex Lease program acquired through the Merger, allow customers to lease a device (handset or tablet) over a period of, generally, 18 months and upgrade it for a new device when eligibility requirements are met. At the end of the initial term, customers are given the opportunity to return the device, purchase the device or extend the lease on a month-to-month basis. Upon device upgrade or at lease end, customers must return or purchase their device. The purchase price of the device is established at lease commencement and is based on the type of device leased and any down payment made. The Leasing Programs do not contain any residual value guarantees or variable lease payments, and there are no restrictions or covenants imposed by these leases. Leased wireless devices are included in Property and equipment, net in our Condensed Consolidated Balance Sheets.

Through the Merger, we acquired leased wireless devices with a fair value of $5.8 billion as of April 1, 2020.

The components of leased wireless devices under our Leasing Programs were as follows:

(in millions)	Average Remaining Useful Life	June 30, 2020	December 31, 2019
Leased wireless devices, gross	12 months	$7,605	$1,139
Accumulated depreciation		(984)	(407)
Leased wireless devices, net		$6,621	$732

For equipment revenues from the lease of mobile communication devices, see Note 10 - Revenue from Contracts with Customers.

Future minimum payments expected to be received over the lease term related to leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Total
Twelve Months Ending June 30,
2021	$2,848
2022	297
Total	$3,145

Note 17 – Commitments and Contingencies

Index for Notes to the Condensed Consolidated Financial Statements
Purchase Commitments

We have commitments for non-dedicated transportation lines with varying expiration terms that generally extend through 2029. In addition, we have commitments to purchase wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2043. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

Our purchase commitments, including purchase commitments assumed through the Merger, are approximately $4.2 billion for the year ending June 30, 2021, $3.5 billion in total for the years ending June 30, 2022 and 2023, $1.6 billion in total for the years ending June 30, 2024 and 2025 and $1.3 billion in total for the years thereafter.

Spectrum Leases

In connection with the Merger, we assumed certain spectrum lease contracts from Sprint that include service obligations to the lessors. Certain of the spectrum leases provide for minimum lease payments, additional charges, renewal options and escalation clauses. Leased spectrum agreements have varying expiration terms that generally extend through 2050. We expect that all renewal periods in our spectrum leases will be exercised by us.

Our spectrum lease and service credit commitments, including renewal periods, are approximately $277 million for the year ending June 30, 2021, $595 million in total for the years ending June 30, 2022 and 2023, $588 million in total for the years ending June 30, 2024 and 2025 and $5.2 billion in total for the years thereafter.

We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced by services provided and as actual invoices are presented and paid to the lessors. The maximum remaining commitment on June 30, 2020 was $93 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15 to 30 years.

Merger Commitments

In connection with the regulatory proceedings and approvals of the Transactions, we made commitments to various state and federal agencies, including the DOJ and FCC. These commitments include, among other things, extensive 5G network build-out commitments, obligations to deliver high-speed wireless services to the vast majority of Americans, including Americans residing in rural areas, and the marketing of an in-home broadband product where spectrum capacity is available. Other commitments relate to national security, pricing, service, employment and support of diversity initiatives. Many of the commitments specify time frames for compliance. Failure to fulfill our obligations under these commitments in a timely manner could result in substantial fines, penalties, or other legal and administrative actions.

Our monetary commitments associated with these settlements are approximately $12.2 million for the year ended June 30, 2021, $44.4 million in total for the years ended June 30, 2022 and 2023 and $17.2 million in total for the years ended June 30, 2024 and 2025. These amounts do not represent our entire anticipated costs to achieve specified network coverage and performance requirements, employment targets or commitments to provide access to affordable rate plans, but represent only those amounts for which we are required to make a specified payment in connection with settlements.

Contingencies and Litigation

Litigation Matters

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC (“FCC NAL”), which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. We recorded an accrual for an estimated payment amount as of June 30, 2020, which was included in Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets.

On April 1, 2020, in connection with the closing of the Merger, we assumed the contingencies and litigation matters of Sprint.
Those matters include a wide variety of disputes, claims, government agency investigations and enforcement actions, and other proceedings, including, among other things, certain ongoing FCC and state government agency investigations into Sprint’s Lifeline program. In September 2019, Sprint notified the FCC that it had claimed monthly subsidies for serving subscribers even though these subscribers may not have met usage requirements under Sprint's usage policy for the Lifeline program, due to an inadvertent coding issue in the system used to identify qualifying subscriber usage that occurred in July 2017 while the

Index for Notes to the Condensed Consolidated Financial Statements
system was being updated. Sprint has made a number of payments to reimburse the federal government and certain states for excess subsidy payments. Resolution of these matters could require making additional reimbursements and paying additional fines and penalties.

We note that pursuant to Amendment No 2. to the Business Combination Agreement, SoftBank agreed to indemnify us against certain specified matters and losses (including the Lifeline matter noted above). As of the Merger close date and June 30, 2020, we have not recorded an indemnification asset or contingent liability associated with these matters as the potential liabilities and associated reimbursement by SoftBank cannot be reasonably estimated. We expect that any liability incurred related to these indemnified matters would be indemnified and reimbursed by SoftBank.

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

Note 18 - Restructuring Costs

We have begun implementing a restructuring and integration plan as a part of our initiative to realize cost synergies from the acquisition of Sprint. We recognized restructuring costs of $482 million for the three and six months ended June 30, 2020, including stock-based compensation of $67 million. These restructuring costs were primarily related to severance costs and contract termination costs associated with store rationalization. Our restructuring liability as of June 30, 2020 was $255 million.

Note 19 – Additional Financial Information

Supplemental Condensed Consolidated Balance Sheets Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	June 30, 2020	December 31, 2019
Accounts payable	$4,960	$4,322
Payroll and related benefits	1,182	802
Property and other taxes, including payroll	1,242	682
Interest	780	227
Commissions	338	251
Toll and interconnect	224	156
Advertising	140	127
Other	482	179
Accounts payable and accrued liabilities	$9,348	$6,746

Book overdrafts included in accounts payable and accrued liabilities were $380 million and $463 million as of June 30, 2020 and December 31, 2019, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
Supplemental Condensed Consolidated Statements of Comprehensive Income Information

Related Party Transactions

Deutsche Telekom

We have related party transactions associated with DT or its affiliates in the ordinary course of business, which are included in the Consolidated Financial Statements.

The following table summarizes the impact of significant transactions with DT or its affiliates included in Operating expenses in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Discount related to roaming expenses	$(2)	$—	$(5)	$(2)
Fees incurred for use of the T-Mobile brand	20	23	43	44
International long distance agreement	11	11	22	20

We have an agreement with DT in which we receive reimbursement of certain administrative expenses, which were $1 million and $3 million for the three months ended June 30, 2020 and 2019, respectively, and $3 million and $5 million for the six months ended June 30, 2020 and 2019, respectively.

Brightstar

We have arrangements with Brightstar, whereby Brightstar provides supply chain and inventory management services to us in our indirect channels. As of June 30, 2020, T-Mobile began the process of terminating and restructuring most of its arrangements with Brightstar, save for reverse logistics and trade-in services.

Amounts included in our consolidated financial statements associated with these supply chain and inventory management arrangements with Brightstar were as follows:

(in millions)	Three and Six Months Ended June 30, 2020
Consolidated balance sheet:
Accounts receivable	$23
Accounts payable and accrued expenses and other current liabilities	46
Consolidated income statement:
Roaming and other service revenues	$19
Equipment sales	42
Cost of equipment sales	66

SoftBank

On June 22, 2020, we entered into a Master Framework Agreement and related transactions with SoftBank related to the SoftBank Monetization as described in Note 14 - SoftBank Equity Transaction. On July 27, 2020, in connection with the SoftBank Monetization, the Rights Offering exercise period closed, and on August 3, 2020, the Rights Offering closed, resulting in the sale of 19,750,000 shares of our common stock. On August 3, 2020, upon completion of the SoftBank Monetization, DT and SoftBank held, directly or indirectly, approximately 43.4% and 8.6%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 48.0% of the outstanding T-Mobile common stock held by other stockholders. As a result of the Proxy Agreements, DT has voting control as of August 3, 2020 over approximately 52.4% of the outstanding T-Mobile common stock. In addition, as provided for in the Master Framework Agreement, DT also holds certain call options over approximately 101.5 million shares of our common stock held by SBGC.

For more information regarding our related party transactions with SoftBank, see Note 2 - Business Combination and Note 14 - SoftBank Equity Transaction of the Notes to the Condensed Consolidated Financial Statements.

Index for Notes to the Condensed Consolidated Financial Statements

Supplemental Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Interest payments, net of amounts capitalized	$608	$245	$949	$585
Operating lease payments	$1,269	$703	$2,144	$1,391
Income tax payments	$31	$40	$55	$72
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	$1,486	$1,616	$3,099	$3,128
Non-cash consideration for the acquisition of Sprint	$33,533	$—	$33,533	$—
Decrease in accounts payable and accrued liabilities for purchases of property and equipment	$(38)	$(113)	$(339)	$(446)
Leased devices transferred from inventory to property and equipment	$1,444	$167	$1,753	$314
Returned leased devices transferred from property and equipment to inventory	$(538)	$(67)	$(597)	$(124)
Short-term debt assumed for financing of property and equipment	$38	$50	$38	$300
Operating lease right-of-use assets obtained in exchange for lease obligations	$658	$1,400	$1,213	$2,094
Financing lease right-of-use assets obtained in exchange for lease obligations	$515	$368	$693	$548

Note 20 – Subsequent Events

On July 1, 2020, pursuant to the Asset Purchase Agreement, upon the terms and subject to the conditions thereof, we completed the Prepaid Transaction. Upon closing of the transaction, we received $1.4 billion from DISH for the Prepaid Business, subject to a working capital adjustment. See Note 12 - Discontinued Operations for further information.

On July 4, 2020, we redeemed $1.0 billion aggregate principal amount of our 6.500% Senior Notes due 2024 and $1.25 billion aggregate principal amount of our 5.125% Senior Notes to affiliates due 2021. See Note 8 - Debt for further information.

Upon receipt of the necessary regulatory approvals on July 16, 2020, the sale of 5.0 million shares of our common stock to Marcelo Claure occurred simultaneously with our purchase of an equivalent number of shares of our common stock from SBGC at the same price per share. See Note 14 - SoftBank Equity Transaction for further information.

On July 27, 2020, the Rights Offering exercise period closed and on August 3, 2020, the Rights Offering closed, resulting in the sale of 19,750,000 shares of our common stock. The net proceeds used from the Rights Offering were used to purchase shares of our common stock from SBGC. See Note 14 - SoftBank Equity Transaction for further information.

In August 2020, we expect to deliver a notice of redemption on $1.7 billion aggregate principal amount of our 6.375% Senior Notes due 2025 and expect to redeem the Senior Notes on September 1, 2020. See Note 8 - Debt for further information.

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
•the risk of future material weaknesses resulting from the differences between T-Mobile’s and Sprint’s internal controls environments as we work to integrate and align policies and practices;
•the impacts of the actions we have taken and conditions we have agreed to in connection with the regulatory proceedings and approvals of the Transactions including the Prepaid Transaction (as defined in Note 2 - Business Combinations of the Notes to the Condensed Consolidated Financial Statements) the complaint and proposed final judgment (the “Consent Decree”) agreed to by us, Deutsche Telekom AG (“DT”), Sprint, SoftBank Group Corp. (“SoftBank”) and DISH Network Corporation (“DISH”) with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, the proposed commitments filed with the Secretary of the FCC, which we announced on May 20, 2019, certain national security commitments and undertakings, and any other commitments or undertakings entered into, including but not limited to those we have made to certain states and nongovernmental organizations (collectively, the “Government Commitments”);
•the ongoing commercial and transition services arrangements that we entered into with DISH in connection with such Prepaid Transaction, which we completed on July 1, 2020 (collectively, the “Divestiture Transaction”);
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
•the possibility that we may be unable to renew our spectrum leases on attractive terms or acquire new spectrum licenses or leases at reasonable costs and terms;
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

Our MD&A is performed on a consolidated basis and is inclusive of the results and operations of Sprint prospectively from the close of our Merger on April 1, 2020. The Merger increased our customer base, enhanced our spectrum portfolio, altered our product mix by increasing the portion of customers who finance their devices with leasing programs and created redundancies within our network. We anticipate an initial increase in our combined operating costs which we expect to decrease as we realize synergies. We expect the trends and results of operations of the combined company to be materially different than those of the standalone entities.

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020, included in Part I, Item 1 of this Form 10-Q and audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Beginning with the second quarter of 2020, we have discontinued the use of “Branded” to describe the results and metrics associated with our flagship brands including T-Mobile, Metro by T-Mobile, and Sprint.

Sprint Merger

Transaction Overview

On April 1, 2020, we completed our Merger with Sprint, a communications company offering a comprehensive range of wireless and wireline communications products and services. As a result, Sprint and its subsidiaries became wholly-owned consolidated subsidiaries of T-Mobile. Upon completion of the Merger, each share of Sprint common stock was exchanged for 0.10256 shares of T-Mobile common stock. After adjustments and fractional shares, we issued 373,396,310 shares of T-Mobile common stock to Sprint stockholders. The fair value of the T-Mobile common stock provided in exchange for Sprint common stock was approximately $31.3 billion. Additional components of consideration included the repayment of certain of Sprint’s debt, replacement of equity awards attributable to pre-combination services and contingent consideration issuable to SoftBank.

We accounted for the acquisition as a business combination. Our preliminary purchase price allocation as of the date of acquisition resulted in an aggregate fair value of assets acquired of $93.8 billion, including Spectrum licenses of $45.4 billion, assumed liabilities of $53.0 billion and the recognition of $9.2 billion in goodwill.

After closing of the Merger, DT and SoftBank held, directly or indirectly, approximately 43.6% and 24.7%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 31.7% of the outstanding T-Mobile common stock held by other stockholders.

For more information regarding the Merger, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

On June 22, 2020, we entered into a Master Framework Agreement and related transactions with SoftBank to facilitate the SoftBank Monetization as described in Note 14 - SoftBank Equity Transaction of the Notes to the Condensed Consolidated Financial Statements. On August 3, 2020, upon completion of the SoftBank Monetization, DT and SoftBank held, directly or indirectly, approximately 43.4% and 8.6% respectively, of the outstanding T-Mobile common stock, with the remaining approximately 48.0% of the outstanding T-Mobile common stock held by other stockholders. As a result of the Proxy Agreements, DT has voting control as of August 3, 2020 over approximately 52.4% of the outstanding T-Mobile common stock. In addition, as provided for in the Master Framework Agreement, DT also holds certain call options over approximately 101.5 million shares of our common stock held by SBGC.

Sprint PCS (specifically Sprint Spectrum L.P.) is party to a variety of publicly filed agreements with Shenandoah Personal Communications Company (“Shentel”), pursuant to which Shentel is the exclusive provider of Sprint PCS’s wireless mobility communications network products in certain parts of Virginia, West Virginia, Kentucky, Ohio, and Pennsylvania to approximately 1.1 million subscribers. Sprint PCS has at least through August 29, 2020 to determine whether it will exercise an option to purchase Shentel’s wireless telecommunications network assets. Should Sprint PCS exercise the purchase option, there will be an appraisal process, which could be subject to various legal challenges. If Sprint PCS declines to do so, Shentel has an opportunity to purchase the legacy T-Mobile wireless telecommunications network assets in the Shentel service area and, should it decline to do so within 60 days, the affiliate agreement states that Sprint PCS must sell or decommission T-Mobile’s legacy wireless telecommunications network assets and transfer subscribers in the Shentel service area within two years.

Sale of Boost Mobile and Sprint Prepaid Brands

In connection with obtaining regulatory approval for the Merger, on July 1, 2020, DISH acquired the prepaid wireless business operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shentel and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets (the “Prepaid Business”), and assumed certain related liabilities (the “Prepaid Transaction”). The assets and liabilities associated with the Prepaid Transaction are presented as held for sale in our Condensed Consolidated Balance Sheets as of June 30, 2020. The results of the Prepaid Business from April 1, 2020 through June 30, 2020 are presented in Income from discontinued operations, net of tax in our Condensed Consolidated Statements of Comprehensive Income and do not include corporate and administrative expenses not directly attributable to the operations of the Prepaid Business.

Upon the closing of the Prepaid Transaction, we entered into a Master Network Services Agreement (the “MVNO Agreement”) providing for the provisioning of network services to customers of the Prepaid Business for a period of up to seven years following the closing of the Prepaid Transaction. The revenue generated through this agreement will be presented within Wholesale revenues in our Condensed Consolidated Statements of Comprehensive Income beginning upon the close of the Prepaid Transaction on July 1, 2020.

We have included the pre-tax results of our discontinued operations in our determination of Adjusted EBITDA, a Non-GAAP measure, to reflect contributions of the Prepaid Business that will be replaced by the MVNO Agreement beginning on July 1, 2020. See “Adjusted EBITDA” in in the “Performance Measures” section of this MD&A

For more information regarding the Prepaid Transaction, see Note 12 – Discontinued Operations of the Notes to the Condensed Consolidated Financial Statements.

Impact on Results of Operations and Performance Measures for the Three and Six Months Ended June 30, 2020

The Merger has altered the size and scope of our operations, impacting our assets, liabilities, obligations, capital requirements and performance measures. We expect the trends and results of operations of the combined company to be materially different than those of the standalone entities. As a combined company, we expect to be able to achieve synergies, rapidly launch a broad and deep nationwide 5G network, accelerate innovation, and increase competition in the U.S. wireless, video and broadband industries. Among the expected synergies are reduction in redundant cell sites from combining networks, back office and information technology efficiencies and the evolution of our distribution and retail footprint including the combining of the Sprint and T-Mobile brand operations, unifying under the T-Mobile brand nationwide starting on August 2, 2020.

Merger-Related Costs

Merger-related costs generally include transaction costs such as legal and professional services, restructuring costs including severance and store rationalization and other integration costs to achieve synergies in network, retail, IT and back office operations. Transaction costs and restructuring costs are disclosed in Note 2 – Business Combinations and Note 18 - Restructuring Costs, respectively. Merger-related costs have been excluded from the calculation of Adjusted EBITDA, a non-GAAP financial measure, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Cash payments for merger-related costs are included in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

Merger-related costs during the three and six months ended June 30, 2020 and 2019 are presented below:

(in millions)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$40	$—	$40	NM	$40	$—	$40	NM
Selling, general & administrative	758	222	536	241%	901	335	566	169%
Total Merger-related costs	$798	$222	$576	259%	$941	$335	$606	181%

Cash payments for Merger-related costs	$370	$151	$219	145%	$531	$185	$346	187%

NM - Not Meaningful

COVID-19 Pandemic

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in the U.S. and international debt and equity markets. The impact of COVID-19 has been wide-ranging, including, but not limited to, the temporary closures of many businesses and schools, “shelter in place” orders, travel restrictions, social distancing guidelines and other governmental, business and individual actions taken in response to the COVID-19 pandemic. These restrictions have impacted, and will continue to impact, our business, including the demand for our products and services and the ways in which our customers purchase and use them. In addition, the COVID-19 pandemic has resulted in economic uncertainty and a significant increase in unemployment in the United States, which could affect our customers’ purchasing decisions and ability to make timely payments. During the quarter, while the impact of the COVID-19 pandemic peaked and subsequently subsided in some jurisdictions, leading to phased re-openings, other areas have seen resurgences of COVID-19 cases and continuing or renewed containment measures.

As a critical communications infrastructure provider as designated by the government, our focus has been on providing crucial connectivity to our customers and impacted communities while ensuring the safety and well-being of our employees.

Our Response

We have taken a variety of steps to help mitigate the impact of COVID-19 on our customers and to protect the health and well-being of our workforce and communities:

To Protect and Support Our Employees and Communities

•Before the Merger, in mid-March, approximately 80% of T-Mobile and 70% of Sprint company-owned store locations, as well as many third-party retailer locations, that sell our T-Mobile, Metro by T-Mobile and Sprint brands, were temporarily closed. In compliance with the regulations of various states, we have since reopened a number of our previously closed stores.
•We supplemented pay for certain of our employees and commissions for third-party dealers impacted by COVID-19 and provided access to incremental paid time off for employees experiencing symptoms, taking care of children who were home due to school closures or caring for individuals impacted by COVID-19;
•We implemented remote working arrangements for many employees with more than 14,000 internal care employees and over 31,000 global care employees transitioned to a work-from-home environment. We also encouraged our corporate and administrative employees to work remotely, if possible.

To Keep Our Customers Connected

•In March, we committed to the FCC’s Keep Americans Connected pledge (the “Pledge”), and at the FCC’s request, later extended our commitment to June 30, 2020. During this period, we pledged to:
•Not terminate service to any residential or small business customers because of their inability to pay their bills due to disruptions caused by the COVID-19 pandemic; and
•Waive any late fees that any residential or small business customers incur because of their economic circumstances related to the COVID-19 pandemic.
•After the Pledge extension ended, we continued to work with our customers to help them maintain service and become current on their accounts, while avoiding financial hardship.
•We also took additional temporary steps in March to ensure that all current T-Mobile customers with smartphone data plans were provided connectivity to learn and work remotely through June 30, 2020, including:
•Providing unlimited high-speed smartphone data to current customers as of March 13, 2020 who had legacy plans without unlimited high-speed data (excluding roaming);
•Giving T-Mobile postpaid and Metro by T-Mobile customers on smartphone plans with mobile hotspot data the ability to add 10GB of Smartphone Mobile HotSpot each month (20GB total);
•Working with our Lifeline partners to provide customers up to 5GB per month of free data;

•Increasing the data allowance, at no extra charge, to schools and students using our EmpowerED digital learning program to ensure each participant has access to at least 20GB of data per month; and
•Providing free international calling to landlines (and in many cases mobile numbers) to countries that were significantly impacted by COVID-19 through May 13, 2020.
•In addition, during the pandemic we:
•Offered our customers creative, new COVID-safe solutions such as virtual selling and curbside pickup;
•Launched T-Mobile Connect, a new, competitive $15 per month prepaid option we had previously announced but launched in March 2020, ahead of schedule to provide a reliable, low-cost connection for many Americans facing financial strain;
•Partnered with multiple spectrum holders and the FCC to successfully deploy additional 600 MHz spectrum on a temporary basis, effectively doubling total 600 MHz LTE capacity across the nation to help ensure customers can stay connected during this critical time;
•Worked to keep our network fully operational as an essential service to first responders, 911 communications and our customers and continued to expand our 5G network, while adhering to governmental guidelines; and
•We unveiled our latest Un-carrier move, Scam Shield, a service to help block robocalls and reduce scam calls for customers by using a free app that gives the user control over T-Mobile’s anti-scam protections like Scam ID, Scam Block, and Caller ID. Scam Shield is available to all our customers to combat the rapid increase in scams, including those related to COVID-19.

We continue to monitor the COVID-19 pandemic and its impacts and may adjust our actions as needed to continue to serve our employees and communities and to provide our products and services to our employees and communities.

Impact on Results of Operations and Performance Measures for the Three and Six Months Ended June 30, 2020

For the three and six months ended June 30, 2020, we incurred $341 million and $458 million, respectively, before taxes, in supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs, which are included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income. Substantially all of these costs were incurred from March onward, as COVID-19 had a minimal impact on our expenses in January and February. These costs have been excluded from the calculation of Adjusted EBITDA, a non-GAAP financial measure, as they represent direct, incremental costs as a result of our response to COVID-19 that we do not consider to be indicative of our ongoing operating performance. See “Adjusted EBITDA” in the “Performance Measures” section of this MD&A.

Additional impacts of COVID-19 for the three and six months ended June 30, 2020, which primarily impacted our results from March onward, include:
•Lower net customer additions due to lower switching activity in the industry from social distancing rules and temporary retail store closures, which impacted our ability to sell devices and services and to persuade potential customers to switch to our network during the crisis;
•Lower postpaid phone and prepaid churn due to social distancing rules and retail store closures;
•Lower Total service revenues from lower net customer additions and customer concessions as part of our commitments to the Pledge and other efforts to keep our customers connected;
•Lower Equipment revenues and lower Cost of equipment sales due to lower switching activity in the industry from social distancing rules and retail store closures, which impacted our ability to sell devices; and
•Higher bad debt expense due to the recording of estimated losses associated with the adoption of the new credit loss standard, which includes the impact of our commitment to the Pledge through collection holds and the macro-economic impacts of COVID-19.

Expected Continued Impact on Results of Operations and Performance Measures

We will continue to monitor developments regarding the COVID-19 pandemic and evaluate the appropriate steps we need to take as a business to align with guidelines from state, local and federal government agencies and to do what is best for our employees and customers. We expect our business, liquidity, financial condition, and operating results to continue to be adversely impacted by the COVID-19 pandemic for the remainder of 2020 and thereafter. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous future developments that we are not able to predict at this time, including the duration and scope of the pandemic, the success of governmental, business and individual actions that have been and continue to be taken in response to the pandemic, and the impact on economic activity from the pandemic and actions taken in response. Such impacts may include:
•Lower net customer additions due to lower switching activity in the industry from social distancing rules, temporary retail store closures and reduced consumer spending caused by widespread unemployment and other adverse economic effects, partially offset by lower churn;
•Lower Equipment revenues and lower Cost of equipment sales from lower device sales due to lower switching activity in the industry from social distancing rules and temporary retail store closures, which will impact our ability to sell devices;
•Higher bad debt expense on our service and equipment installment plan (“EIP”) receivable portfolios due to adverse macro-economic conditions. Should these adverse conditions worsen, our operating and financial results could be negatively impacted;
•Continued costs to protect and support our employees and customers, which increased during the second quarter as a result of a full quarter of COVID-19 impacts compared to the first quarter because COVID-19 primarily only impacted costs during the last month of the first quarter;
•Higher device insurance fulfillment costs due to a lower supply of returned devices; and
•Potential disruptions in our supply chains.

In addition, we have reevaluated, and continue to assess, our spending, including for marketing purposes like advertising, capital projects like build-out of our stores, travel, third-party services and certain operating expenses. We have taken actions to adjust our spending given the significant uncertainty around the magnitude and duration of any recessionary impacts arising from the COVID-19 pandemic.

For additional risks to our business and industry, see Item 1A. Risk Factors.

Un-Carrier Moves

Scam Shield

On July 16, 2020, we unveiled our latest Un-carrier move with a comprehensive set of protections against scams and robocalls. The move, called Scam Shield, is our response to the growing number of scam calls with an unparalleled set of free safeguards, including technology built into T-Mobile’s network, to protect customers in the T-Mobile family of brands against scams and robocalls. Scam Shield addresses this complex problem with a solution designed to help stop scammers, give the customer more information about the identity of the caller and protect their personal information.

Brand and Retail Unification

On August 2, 2020, we unified our retail operations and rebranded thousands of Sprint stores to T-Mobile stores while rolling out the tools and systems across our distribution footprint to serve all customers in all stores. At the same time, we launched our 4 lines for $25 each per month limited time promotion, giving customers unlimited data and 5G access.

Results of Operations

Set forth below is a summary of our unaudited condensed consolidated financial results:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2020	2019	$	%	2020	2019	$	%
Revenues
Postpaid revenues	$9,959	$5,613	$4,346	77%	$15,846	$11,106	$4,740	43%
Prepaid revenues	2,311	2,379	(68)	(3)%	4,684	4,765	(81)	(2)%
Wholesale revenues	408	313	95	30%	733	617	116	19%
Roaming and other service revenues	552	241	311	129%	813	449	364	81%
Total service revenues	13,230	8,546	4,684	55%	22,076	16,937	5,139	30%
Equipment revenues	4,269	2,263	2,006	89%	6,386	4,779	1,607	34%
Other revenues	172	170	2	1%	322	343	(21)	(6)%
Total revenues	17,671	10,979	6,692	61%	28,784	22,059	6,725	30%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,098	1,649	1,449	88%	4,737	3,195	1,542	48%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	3,667	2,661	1,006	38%	6,196	5,677	519	9%
Selling, general and administrative	5,604	3,543	2,061	58%	9,292	6,985	2,307	33%
Impairment expense	418	—	418	NM	418	—	418	NM
Depreciation and amortization	4,064	1,585	2,479	156%	5,782	3,185	2,597	82%
Total operating expenses	16,851	9,438	7,413	79%	26,425	19,042	7,383	39%
Operating income	820	1,541	(721)	(47)%	2,359	3,017	(658)	(22)%
Other income (expense)
Interest expense	(776)	(182)	(594)	326%	(961)	(361)	(600)	166%
Interest expense to affiliates	(63)	(101)	38	(38)%	(162)	(210)	48	(23)%
Interest income	6	4	2	50%	18	12	6	50%
Other expense, net	(195)	(22)	(173)	786%	(205)	(15)	(190)	1,267%
Total other expense, net	(1,028)	(301)	(727)	242%	(1,310)	(574)	(736)	128%
(Loss) income from continuing operations before income taxes	(208)	1,240	(1,448)	(117)%	1,049	2,443	(1,394)	(57)%
Income tax expense	(2)	(301)	299	(99)%	(308)	(596)	288	(48)%
(Loss) income from continuing operations	(210)	939	(1,149)	(122)%	741	1,847	(1,106)	(60)%
Income from discontinued operations, net of tax	320	—	320	NM	320	—	320	NM
Net income	$110	$939	$(829)	(88)%	$1,061	$1,847	$(786)	(43)%

Statement of Cash Flows Data
Net cash provided by operating activities	$777	$2,147	$(1,370)	(64)%	2,394	$3,539	$(1,145)	(32)%
Net cash used in investing activities	(6,356)	(1,615)	(4,741)	294%	(7,936)	(2,581)	(5,355)	207%
Net cash provided by (used in) financing activities	15,628	(866)	16,494	(1,905)%	15,175	(1,056)	16,231	(1,537)%
Non-GAAP Financial Measures
Adjusted EBITDA	$7,017	$3,461	$3,556	103%	$10,682	$6,745	$3,937	58%
Free Cash Flow, excluding gross payments for the settlement of interest rate swaps	1,441	1,169	272	23%	2,173	1,787	386	22%
NM - Not Meaningful

The following discussion and analysis is for the three and six months ended June 30, 2020, compared to the same period in 2019 unless otherwise stated.

Total revenues increased $6.7 billion, or 61%, for the three months ended and increased $6.7 billion, or 30%, for the six months ended June 30, 2020. The components of these changes are discussed below.

Postpaid revenues increased $4.3 billion, or 77%, for the three months ended and increased $4.7 billion, or 43%, for the six months ended June 30, 2020 primarily from:

•Higher average postpaid phone customers, primarily from customers acquired in the Merger and the growing success of new customer segments and rate plans as well as continued growth in existing and Greenfield markets;
•Higher average postpaid other customers, primarily from customers acquired in the Merger and growth in wearable products, specifically the Apple Watch, as well as in other connected devices primarily due to growth in educational institution customers on lower average rate plans; and
•Higher postpaid phone ARPU. See “Postpaid Phone ARPU” in the “Performance Measures” section of this MD&A.

Prepaid revenues decreased $68 million, or 3%, for the three months ended and decreased $81 million, or 2%, for the six months ended June 30, 2020, primarily from:

•Lower average prepaid customers primarily from a base adjustment, recorded on July 18, 2019, for certain T-Mobile prepaid products now offered and distributed by a current MVNO partner; partially offset by
•Higher prepaid phone ARPU. See “Prepaid Phone ARPU” in the “Performance Measures” section of this MD&A.

Wholesale revenues increased $95 million, or 30%, for the three months ended and increased $116 million, or 19%, for the six months ended June 30, 2020, primarily from customers acquired in the Merger and the continued success of our MVNO partnerships.

Roaming and other service revenues increased $311 million, or 129%, for the three months ended and increased $364 million, or 81%, for the six months ended June 30, 2020, primarily from:

•Inclusion of wireline operations acquired in the Merger;
•Higher Lifeline, advertising and affiliate revenues primarily due to operations acquired in the Merger; partially offset by
•Lower international roaming due to the impact of COVID-19 and lower domestic roaming due to the receipt of roaming revenue from Sprint in periods before the Merger.

Equipment revenues increased $2.0 billion, or 89%, for the three months ended and increased $1.6 billion, or 34%, for the six months ended June 30, 2020.

The increase for the three months ended June 30, 2020, was primarily from:

•An increase of $1.3 billion in lease revenues due to a higher number of customer devices under lease, primarily from leases acquired in the Merger;
•An increase of $353 million in device sales revenue, excluding purchased leased devices, primarily from a 20% increase in the number of devices sold, excluding purchased leased devices, due to an increase in our customer base primarily due to the Merger and an increase in connected device sales, primarily to educational institutions;
•An increase of $231 million in equipment sales from leased devices, primarily due to an increase in purchased leased devices as a result of the Merger; and
•An increase of $165 million in revenues primarily related to the liquidation of returned devices as a result of the Merger.

The increase for the six months ended June 30, 2020, was primarily from:

•An increase of $1.3 billion in lease revenues due to a higher number of customer devices under lease, primarily from leases acquired in the Merger;
•An increase of $232 million in equipment sales from leased devices, primarily due to an increase in purchased leased devices as a result of the Merger; and
•An increase of $176 million in revenues primarily related to the liquidation of returned devices as a result of the Merger; partially offset by
•A decrease of $33 million in device sales revenue, excluding purchased leased devices, primarily from:
•Lower average revenue per device sold due to an increase in the lower-end device mix; partially offset by
•A 1% increase in the number of devices sold, excluding purchased leased devices, due to an increase in our customer base primarily due to the Merger and an increase in connected device sales to educational institutions, offset by social distancing rules and retail store closures arising from COVID-19, which had a stronger impact in the first quarter of 2020.

Other revenues were essentially flat for the three months ended and decreased $21 million, or 6%, for the six months ended June 30, 2020.

Operating expenses increased $7.4 billion, or 79%, for the three months ended and increased $7.4 billion, or 39%, for the six months ended June 30, 2020. The components of these changes are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $1.4 billion, or 88%, for the three months ended and increased $1.5 billion, or 48%, for the six months ended June 30, 2020 primarily from:

•An increase in expenses associated with leases, backhaul agreements and tower expenses acquired in the Merger and the continued build-out of our nationwide 5G network;
•Higher employee-related and benefit-related costs primarily due to increased headcount as a result of the Merger;
•Costs associated with wireline operations acquired in the Merger;
•An increase in repair and maintenance costs, primarily due to the Merger; and
•An increase in regulatory and roaming costs primarily due to the Merger, partially offset by lower international roaming costs.

Cost of equipment sales, exclusive of depreciation and amortization, increased $1.0 billion, or 38%, for the three months ended and increased $519 million, or 9%, for the six months ended June 30, 2020.

The increase for the three months ended June 30, 2020, was primarily from:

•An increase of $416 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A 20% increase in the number of devices sold, excluding purchased leased devices, due to an increase in our customer base primarily due to the Merger and an increase in connected device sales primarily to educational institutions; partially offset by
•Lower average costs per device sold due to an increase in the low-end device mix;
•An increase of $314 million in costs related to the liquidation of returned devices as a result of the Merger and higher extended warranty costs; and
•An increase of $292 million in leased device cost of equipment sales, primarily due to an increase in purchased leased devices as a result of the Merger.

The increase for the six months ended June 30, 2020, was primarily from:

•An increase of $326 million in costs related to the liquidation of returned devices as a result of the Merger as well as higher extended warranty costs; and
•An increase of $299 million in leased device cost of equipment sales, primarily due to an increase in purchased leased devices as a result of the Merger; partially offset by
•A decrease of $72 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•Lower average cost per device sold due to an increase in the low-end device mix; partially offset by
•A 1% increase in the number of devices sold, excluding purchased leased devices, due to an increase in our customer base primarily due to the Merger and an increase in connected device sales to educational institutions, offset by social distancing rules and retail store closures arising from COVID-19, which had a stronger impact in the first quarter of 2020.

Selling, general and administrative expenses increased $2.1 billion, or 58%, for the three months ended and increased $2.3 billion, or 33%, for the six months ended June 30, 2020.

The increase for the three months ended June 30, 2020, was primarily from:

•Higher employee-related costs due to an increase in the number of employees primarily from the Merger;
•Higher external labor and professional services, advertising, lease and rent expense primarily from the Merger;
•$758 million of Merger-related costs including transaction costs associated with legal and professional services and restructuring costs including severance and store rationalization, compared to $222 million of Merger-related costs in the three months ended June 30, 2019;
•Higher commission expense primarily due to an increase in our retail workforce from the Merger, partially offset by commissions capitalized in excess of commissions expensed, including a net benefit from new contract costs capitalized subsequent to Merger close that are in excess of the related amortization; and
•Higher bad debt expense primarily due to customers acquired as a result of the Merger and the recording of estimated losses associated with the new credit loss standard including $125 million of incremental bad debt for the estimated macro-economic impacts of COVID-19 of which $46 million is related to our commitments to the Pledge.
•Selling, general and administrative expenses for the three months ended June 30, 2020, included $341 million of supplemental employee payroll, third party commissions and cleaning-related COVID-19 costs.

The increase for the six months ended June 30, 2020, was primarily from:

•Higher employee-related costs due to an increase in the number of employees primarily from the Merger;
•Higher external labor and professional services, advertising, lease and rent expense from the Merger;
•$901 million of Merger-related costs including transaction costs associated with legal and professional services and restructuring costs including severance and store rationalization, compared to $335 million of Merger-related costs in the six months ended June 30, 2019;
•Higher commission expense primarily due to an increase in our retail workforce from the Merger and an increase of $87 million related to commissions expensed in excess of commissions capitalized; partially offset by a net benefit from new contract costs capitalized subsequent to Merger close that are in excess of the related amortization as these costs will amortize into expense over time and lower commissions expense from compensation structure changes;
•Higher legal-related expenses from recording an estimated accrual associated with the FCC Notice of Apparent Liability and commitments associated with the Merger; and
•Higher bad debt expense primarily due to customers acquired as a result of the Merger and the recording of estimated losses associated with the new credit loss standard including $155 million of incremental bad debt for the estimated macro-economic impacts of COVID-19 of which $46 million is related to our commitments to the Pledge.
•Selling, general and administrative expenses for the six months ended June 30, 2020, included $458 million of supplemental employee payroll, third party commissions and cleaning-related COVID-19 costs.

Impairment expense was $418 million for the three and six months ended June 30, 2020 and consisted of the following:

•A $218 million impairment on the goodwill in the Layer3 reporting unit; and
•A $200 million impairment on the capitalized software development costs related to our postpaid billing system.

For more information regarding the impairments above, see Note 5 – Property and Equipment and Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements.

Depreciation and amortization increased $2.5 billion, or 156%, for the three months ended and increased $2.6 billion, or 82%, for the six months ended June 30, 2020, primarily as a result of the Merger including:

•Higher depreciation expense from assets acquired in the Merger, excluding leased devices, and network expansion from the continued build-out of our nationwide 5G network;
•Higher depreciation expense on leased devices resulting from a higher total number of customer devices under lease, primarily from customers acquired in the Merger; and
•Higher amortization from intangible assets acquired in the Merger.

Operating income, the components of which are discussed above, decreased $721 million, or 47%, for the three months ended and decreased $658 million, or 22%, for the six months ended June 30, 2020.

Interest expense increased $594 million, or 326%, for the three months ended and increased $600 million, or 166%, for the six months ended June 30, 2020 primarily from:

•The assumption of debt with a fair value of $31.8 billion in connection with the Merger;
•The issuance of an aggregate of $19.0 billion in Senior Secured Notes and the entry into a $4.0 billion secured term loan in April 2020 in connection with the Merger; and
•Amortization of $39 million related to interest rate swap derivatives beginning upon settlement in April 2020.

Interest expense to affiliates decreased $38 million, or 38%, for the three months ended and decreased $48 million, or 23%, for the six months ended June 30, 2020.

The decrease for the three months ended June 30, 2020, was primarily from:

•The redemption of an aggregate of $4.0 billion in Senior Notes to Affiliates and the repayment of an aggregate of $4.0 billion in Incremental term loan facility to affiliates in April 2020; partially offset by
•Lower capitalized interest.

The decrease for the six months ended June 30, 2020, was primarily from:

•The redemption of an aggregate of $4.0 billion in Senior Notes to Affiliates and the repayment of an aggregate of $4.0 billion in Incremental term loan facility to affiliates in 2020; and
•The redemption of $600 million in Senior Reset Notes in April 2019; partially offset by
•Lower capitalized interest.

Other expense, net increased $173 million for the three months ended and increased $190 million for the six months ended June 30, 2020, primarily from losses on the extinguishment of the $19.0 billion New Secured Bridge Loan Facility and $4.0 billion Senior Notes to Affiliates.

(Loss) income from continuing operations before income taxes, the components of which are discussed above, was ($208) million and $1.2 billion for the three months ended June 30, 2020 and 2019, respectively, and was $1.0 billion and $2.4 billion for the six months ended June 30, 2020 and 2019, respectively.

(Loss) income from continuing operations before income taxes for the three and six months ended June 30, 2020 was primarily impacted by:
•Merger-related costs including restructuring costs;
•Impairment expense; and
•Make-whole commissions and incremental bad debt as a result of the macro-economic impacts of COVID-19.

Income tax expense decreased $299 million, or 99%, for the three months ended and decreased $288 million, or 48%, for the six months ended June 30, 2020.

The decrease for the three months ended June 30, 2020, was primarily from:

•Lower income before income taxes; partially offset by
•A negative effective tax rate due to a small pre-tax loss primarily attributable to expenses that are not deductible for tax purposes including our Layer3 goodwill impairment and certain merger-related costs. The effective tax rate was (0.7)% for the three months ended June 30, 2020 and 24.4% for the three months ended June 30, 2019.

The decrease for the six months ended June 30, 2020, was primarily from:

•Lower income before income taxes; partially offset by
•A higher effective tax rate, primarily due to a reduction in income before income taxes and an increase in expenses that are not deductible for income tax purposes primarily related to our Layer 3 goodwill impairment and certain Merger-related costs. The effective tax rate was 29.4% and 24.4% for the six months ended June 30, 2020 and 2019, respectively.

(Loss) income from continuing operations, was $(210) million and $939 million for the three months ended June 30, 2020 and 2019, respectively, and was $741 million and $1.8 billion for the six months ended June 30, 2020 and 2019, respectively, primarily due to lower Operating income and higher Interest expense, partially offset by lower Income tax expense.

Income from discontinued operations, net of tax was $320 million for both the three and six months ended June 30, 2020 and consists of the results of the Prepaid Business that was divested on July 1, 2020. The components of discontinued operations, net of tax from April 1, 2020 through June 30, 2020 are presented in the table below:

Three and Six Months Ended June 30, 2020
(in millions)
Major classes of line items constituting pretax income from discontinued operations
Prepaid revenues	$973
Roaming and other service revenues	27
Total service revenues	1,000
Equipment revenues	270
Total revenues	1,270
Cost of services	25
Cost of equipment sales	499
Selling, general and administrative	314
Total operating expenses	838
Pretax income from discontinued operations	432
Income tax expense	(112)
Net income from discontinued operations	$320

For more information regarding the Prepaid Transaction, see Note 12 – Discontinued Operations of the Notes to the Condensed Consolidated Financial Statements.

Net income, the components of which are discussed above, decreased $829 million, or 88%, for the three months ended and decreased $786 million, or 43%, for the six months ended June 30, 2020, primarily due to lower Operating income and higher interest expense, partially offset by Income from discontinued operations, net of tax and lower Income tax expense.

Net income for the three months ended June 30, 2020 included the following:

•Merger-related costs, net of tax, of $635 million for the three months ended June 30, 2020, compared to $175 million for the three months ended June 30, 2019.
•The negative impact of supplemental employee payroll, net of government reimbursements, third-party commissions and cleaning-related COVID-19 costs, net of tax, of $253 million for the three months ended June 30, 2020, compared to no impact for the three months ended June 30, 2019.
•Impairment expense of $366 million, net of tax, for the three months ended June 30, 2020, compared to no impairment expense for the three months ended June 30, 2019. The impairment of goodwill of $218 million in the Layer3 reporting unit is not deductible for tax purposes.

Net income for the six months ended June 30, 2020, included the following:

•Merger-related costs, net of tax, of $752 million for the six months ended June 30, 2020, compared to $268 million for the six months ended June 30, 2019.
•The negative impact of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs, net of tax, of $339 million for the six months ended June 30, 2020, compared to no impact for the six months ended June 30, 2019.
•Impairment expense of $366 million, net of tax, for the six months ended June 30, 2020, compared to no impairment expense for the six months ended June 30, 2019. The impairment of goodwill of $218 million in the Layer3 reporting unit is not deductible for tax purposes.

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

On April 1, 2020, in connection with the closing of the Merger, we assumed certain registered debt to third parties issued by Sprint, Sprint Communications, Inc. and Sprint Capital Corporation (collectively, the “Sprint Issuers”).

Pursuant to the applicable indentures and supplemental indentures, the long-term debt to affiliates and third parties issued by T-Mobile USA, Inc. and the Sprint Issuers (collectively, the “Issuers”) is fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of the Parent’s 100% owned subsidiaries (“Guarantor Subsidiaries”).

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The indentures and credit facilities governing the long-term debt contain covenants that, among other things, limit the ability of the Issuers and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt restrict the ability of the Issuers to loan funds or make payments to Parent. However, the Issuers and Guarantor Subsidiaries are allowed to make certain permitted payments to the Parent under the terms of the indentures and the supplemental indentures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. We early adopted the standard on January 1, 2020 and have applied the standard retrospectively to all periods presented. Upon the adoption of the standard, deferred tax assets of non-guarantor entities in aggregate of $163 million were reclassified and netted with the deferred tax liabilities of the guarantor obligor group of the debt issued by T-Mobile USA, Inc. The adoption of this standard did not have an impact on our condensed consolidated financial statements.

In March 2020, certain Guarantor Subsidiaries became Non-Guarantor Subsidiaries. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	June 30, 2020	December 31, 2019
Current assets	$23,105	$8,177
Noncurrent assets	163,040	77,684
Current liabilities	21,487	11,885
Noncurrent liabilities	101,662	45,187
Due to non-guarantors	7,054	—
Due from non-guarantors	—	346
Due to related parties	6,067	14,173
Due from related parties	24	20

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
(in millions)
Total revenues	$28,071	$43,431
Operating income	1,525	4,761
Net income	1,061	3,468
Revenue from non-guarantors	656	974

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint and Sprint Communications, Inc. is presented in the table below:

(in millions)	June 30, 2020
Current assets	$1,619
Noncurrent assets	130,938
Current liabilities	4,716
Noncurrent liabilities	64,845
Due from non-guarantors	49,254
Due to related parties	6,025

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint and Sprint Communications, Inc. is presented in the table below:

Three Months Ended June 30, 2020
(in millions)
Total revenues	$2
Operating income	(15)
Net income	110
Revenue from non-guarantors	2

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	June 30, 2020
Current assets	$1,619
Noncurrent assets	136,235
Current liabilities	4,788
Noncurrent liabilities	70,070
Due from non-guarantors	58,276
Due to related parties	6,025

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

Three Months Ended June 30, 2020
(in millions)
Total revenues	$2
Operating income	(15)
Net income	110
Revenue from non-guarantors	2

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

The performance measures presented below include the impact of the Merger on a prospective basis from the close date of April 1, 2020. Historical results were not restated.

Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Customers are qualified either for postpaid service utilizing phones, wearables, DIGITS or other connected devices which includes tablets and SyncUp products, where they generally pay after receiving service, or prepaid service, where they generally pay in advance. Our postpaid customers include customers of T-Mobile and Sprint. Our prepaid customers include customers of T-Mobile and Metro by T-Mobile.

The following table sets forth the number of ending customers:

	As of June 30, 2020		Change
(in thousands)	2020	2019	#	%
Customers, end of period
Postpaid phone customers (1)	65,105	38,590	26,515	69%
Postpaid other customers (1)	12,648	6,056	6,592	109%
Total postpaid customers	77,753	44,646	33,107	74%
Prepaid customers (1), (2)	20,574	21,337	(763)	(4)%
Total customers	98,327	65,983	32,344	49%
(1) Includes customers acquired in connection with the Merger and certain customer base adjustments. See Customer Base Adjustments and Net Customer Additions tables below.
(2) On July 18, 2019, we entered into an agreement whereby certain T-Mobile prepaid products will now be offered and distributed by a current MVNO partner. As a result, we included a base adjustment in the third quarter of 2019 to reduce prepaid customers by 616,000.

Total customers increased 32,344,000, or 49%, primarily from:

•Higher postpaid phone customers primarily due to postpaid phone customers acquired in the Merger and the success of new customer segments and rate plans and continued growth in existing and Greenfield markets, along with promotional activities; and
•Higher postpaid other customers primarily due to postpaid other customers acquired in the Merger and growth in wearable products, specifically the Apple Watch as well as other connected devices primarily due to growth in educational institution customers; partially offset by
•Lower prepaid customers driven primarily by a reduction of 616,000 customers resulting from a base adjustment for certain T-Mobile prepaid products now offered and distributed by a current MVNO partner, partially offset by the continued success of our prepaid brands due to promotional activities and rate plan offers.

Customer Base Adjustments

Certain adjustments were made to align the customer reporting policies of T-Mobile and Sprint.

The adjustments made to the reported T-Mobile and Sprint ending customer base as of March 31, 2020 are presented below:

(in thousands)	Postpaid phone customers	Postpaid other customers	Total postpaid customers	Prepaid customers	Total customers
Reconciliation to beginning customers
T-Mobile customers as reported, end of period March 31, 2020	40,797	7,014	47,811	20,732	68,543
Sprint customers as reported, end of period March 31, 2020	25,916	8,428	34,344	8,256	42,600
Total combined customers, end of period March 31, 2020	66,713	15,442	82,155	28,988	111,143
Adjustments
Reseller reclassification to wholesale customers (1)	(199)	(2,872)	(3,071)	—	(3,071)
EIP reclassification from postpaid to prepaid (2)	(963)	—	(963)	963	—
Divested prepaid customers (3)	—	—	—	(9,207)	(9,207)
Rate plan threshold (4)	(182)	(918)	(1,100)	—	(1,100)
Customers with non-phone devices (5)	(226)	226	—	—	—
Collection policy alignment (6)	(150)	(46)	(196)	—	(196)
Miscellaneous adjustments (7)	(141)	(43)	(184)	(302)	(486)
Total Adjustments	(1,861)	(3,653)	(5,514)	(8,546)	(14,060)
Adjusted beginning customers as of April 1, 2020	64,852	11,789	76,641	20,442	97,083
(1) In connection with the closing of the Merger, we refined our definition of wholesale customers resulting in the reclassification of certain postpaid  and prepaid reseller customers to wholesale customers. Starting with the three months ended March 31, 2020, we discontinued reporting wholesale customers to focus on postpaid and prepaid customers and wholesale revenues, which we consider more relevant than the number of wholesale customers given the expansion of M2M and IoT products.
(2) Prepaid customers with a device installment billing plan historically included as Sprint postpaid customers have been reclassified to prepaid customers to align with T-Mobile policy.
(3) Customers associated with the Sprint wireless prepaid and Boost Mobile brands that were divested on July 1, 2020, have been excluded from our reported customers.
(4) Customers who have rate plans with monthly recurring charges which are considered insignificant have been excluded from our reported customers.
(5) Customers with postpaid phone rate plans without a phone (e.g., non-phone devices) have been reclassified from postpaid phone to postpaid other customers to align with T-Mobile policy.
(6) Certain Sprint customers subject to collection activity for an extended period of time have been excluded from our reported customers to align with T-Mobile policy.
(7) Miscellaneous insignificant adjustments to align with T-Mobile policy.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2020	2019	#	%	2020	2019	#	%
Net customer additions
Postpaid phone customers	253	710	(457)	(64)%	705	1,366	(661)	(48)%
Postpaid other customers	859	398	461	116%	1,184	761	423	56%
Total postpaid customers	1,112	1,108	4	NM	1,889	2,127	(238)	(11)%
Prepaid customers (1)	133	131	2	2%	5	200	(195)	(98)%
Total customers	1,245	1,239	6	NM	1,894	2,327	(433)	(19)%
Acquired customers, net of base adjustments	29,228	—	29,228	NM	29,228	—	29,228	NM
NM - Not Meaningful
(1) On July 18, 2019, we entered into an agreement whereby certain T-Mobile prepaid products will now be offered and distributed by a current MVNO partner. As a result, we included a base adjustment in the third quarter of 2019 to reduce prepaid customers by 616,000.

Total net customer additions increased 6,000, for the three months ended and decreased 433,000, or 19%, for the six months ended June 30, 2020.

The increase for the three months ended June 30, 2020 was primarily from:

•Higher postpaid other net customer additions primarily due to higher gross additions from connected devices primarily due to educational institution additions, partially offset by lower switching activity in the industry from social distancing rules and retail store closures due to COVID-19; and
•Higher prepaid net customer additions primarily due to lower churn and promotional activity in the marketplace partially offset by lower switching activity in the industry from social distancing rules and retail store closures due to COVID-19; partially offset by
•Lower postpaid phone net customer additions primarily due to lower switching activity in the industry from social distancing rules and retail store closures due to COVID-19 and an increase in churn from the inclusion of the customer base acquired in the Merger.

The decrease for the six months ended June 30, 2020 was primarily from:

•Lower postpaid phone net customer additions primarily due to lower switching activity in the industry from social distancing rules and retail store closures due to COVID-19 and an increase in churn from the inclusion of the customer base acquired in the Merger; and
•Lower prepaid net customers additions primarily due to lower switching activity in the industry from social distancing rules and retail store closures due to COVID-19, partially offset by lower churn and promotional activity in the marketplace; partially offset by
•Higher postpaid other net customer additions primarily due to higher gross additions from connected devices primarily due to educational institution additions and lower churn, partially offset by lower switching activity in the industry from social distancing rules and retail store closures due to COVID-19.

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

The following table sets forth the churn:

	Three Months Ended June 30,		Bps Change	Six Months Ended June 30,		Bps Change
	2020	2019		2020	2019
Postpaid phone churn	0.80%	0.78%	2 bps	0.82%	0.83%	-1 bps
Prepaid churn	2.81%	3.49%	-68 bps	3.17%	3.67%	-50 bps

Postpaid phone churn increased two basis points for the three months ended June 30, 2020, primarily due to the inclusion of the customer base acquired in the Merger, offset by lower switching activity in the industry due to social distancing rules and temporary retail store closures arising from COVID-19.

Postpaid phone churn decreased one basis point for the six months ended June 30, 2020, primarily impacted by lower switching activity in the industry due to social distancing rules and temporary retail store closures arising from COVID-19, offset by the inclusion of the customer base acquired in the Merger.

Prepaid churn decreased 68 basis points for the three months ended and decreased 50 basis points for the six months ended June 30, 2020, primarily due to lower switching activity in the industry due to social distancing rules and temporary retail store closures arising from COVID-19 and the continued success of our prepaid brands due to promotional activities and rate plan offers.

During the three and six months ended June 30, 2020, we have seen lower churn due to social distancing rules and temporary retail store closures arising from the COVID-19 pandemic.

Total Postpaid Accounts

A postpaid account is generally defined as a billing account number that generates revenue. Postpaid accounts are generally comprised of customers that are qualified for postpaid service utilizing phones, wearables, DIGITS or other connected devices which includes tablets and SyncUp products, where they generally pay after receiving service.

	As of June 30, 2020		Change
(in thousands)	2020	2019	#	%
Accounts, end of period
Total postpaid customer accounts(1)	25,486	14,480	11,006	76%
(1) Includes accounts acquired in connection with the Merger and certain account base adjustments. See Account Base Adjustments table below.
Total postpaid customer accounts increased 11,006,000, or 76%, primarily due to 10,150,000 accounts acquired in the Merger, the growing success of new customer segments and rate plans, continued growth in existing and Greenfield markets, improvements in network quality, industry-leading customer service, along with promotional activities, partially offset by lower switching activity in the industry from social distancing rules and temporary retail store closures arising from COVID-19.

Account Base Adjustments

Certain adjustments were made to align the account reporting policies of T-Mobile and Sprint.

The adjustments made to the reported T-Mobile and Sprint ending account base as of March 31, 2020 are presented below:

(in thousands)	Postpaid Accounts
Reconciliation to beginning accounts
T-Mobile accounts as reported, end of period March 31, 2020	15,244
Sprint accounts, end of period March 31, 2020	11,246
Total combined accounts, end of period March 31, 2020	26,490
Adjustments
Reseller reclassification to wholesale accounts (1)	(1)
EIP reclassification from postpaid to prepaid (2)	(963)
Rate plan threshold (3)	(18)
Collection policy alignment (4)	(76)
Miscellaneous adjustments (5)	(47)
Total Adjustments	(1,105)
Adjusted beginning accounts as of April 1, 2020	25,385
(1) In connection with the closing of the Merger, we refined our definition of wholesale accounts resulting in the reclassification of certain postpaid  and prepaid reseller accounts to wholesale accounts.
(2) Prepaid accounts with a customer with a device installment billing plan historically included as Sprint postpaid accounts have been reclassified to prepaid accounts to align with T-Mobile policy.
(3) Accounts with customers who have rate plans with monthly recurring charges which are considered insignificant have been excluded from our reported accounts.
(4) Certain Sprint accounts subject to collection activity for an extended period of time have been excluded from our reported accounts to align with T-Mobile policy.
(5) Miscellaneous insignificant adjustments to align with T-Mobile policy.

Average Revenue Per User

ARPU represents the average monthly service revenue earned from customers. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue per customer and assist in forecasting our future service revenues generated from our customer base. Postpaid phone ARPU excludes postpaid other customers and related revenues which includes wearables, DIGITS and other connected devices such as tablets and SyncUp products.

The following table illustrates the calculation of our operating measure ARPU and reconciles this measure to the related service revenues:

(in millions, except average number of customers and ARPU)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	S	%
Calculation of Postpaid Phone ARPU
Postpaid service revenues	$9,959	$5,613	$4,346	77%	$15,846	$11,106	$4,740	43%
Less: Postpaid other revenues	(618)	(326)	(292)	90%	(928)	(636)	(292)	46%
Postpaid phone service revenues	$9,341	$5,287	$4,054	77%	$14,918	$10,470	$4,448	42%
Divided by: Average number of postpaid phone customers (in thousands) and number of months in period	64,889	38,226	26,663	70%	52,737	37,865	14,872	39%
Postpaid phone ARPU	$47.99	$46.10	$1.89	4%	$47.15	$46.09	$1.06	2%
Calculation of Prepaid ARPU
Prepaid service revenues	$2,311	$2,379	$(68)	(3)%	$4,684	$4,765	$(81)	(2)%
Divided by: Average number of prepaid customers (in thousands) and number of months in period	20,380	21,169	(789)	(4)%	20,570	21,146	(576)	(3)%
Prepaid ARPU	$37.80	$37.46	$0.34	1%	$37.95	$37.56	$0.39	1%

Postpaid Phone ARPU

Postpaid phone ARPU increased $1.89, or 4%, for the three months ended and increased $1.06, or 2%, for the six months ended June 30, 2020; primarily due to:

•The net impact of customers acquired in the Merger, which have higher ARPU (net of changes arising from the reduction in base due to policy adjustments and reclassification of certain ARPU components from the acquired customers being moved to other revenue lines);
•Continued growth in existing and Greenfield markets; and
•Higher premium service revenues; partially offset by
•A reduction in certain non-recurring charges including the impact of COVID-19.

Prepaid ARPU

Prepaid ARPU increased $0.34, or 1%, for the three months ended and increased $0.39, or 1%, for the six months ended June 30, 2020, primarily due to:

•The impacts of certain adjustments to our customer base, including the removal of certain prepaid customers associated with products now offered and distributed by a current MVNO partner as those customers had lower ARPU; partially offset by
•Dilution from our promotional activities; and
•A reduction in certain non-recurring charges to customer accounts in connection with our response to COVID-19.

Average Revenue Per Account

Average Revenue per Account (“ARPA”) represents the average monthly postpaid service revenue earned per account. We believe postpaid ARPA provides management, investors and analysts with useful information to assess and evaluate our postpaid service revenue realization and assist in forecasting our future postpaid service revenues on a per account basis. We consider postpaid ARPA to be indicative of our revenue growth potential given the increase in the average number of postpaid phone customers per account and increases in postpaid other customers, including wearables, DIGITS or other connected devices which includes tablets and SyncUp products.

The following table illustrates the calculation of our operating measure ARPA and reconciles this measure to the related service revenues:

(in millions, except average number of accounts, ARPA)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Calculation of Postpaid ARPA
Postpaid service revenues	$9,959	$5,613	$4,346	77%	$15,846	$11,106	$4,740	43%
Divided by: Average number of postpaid accounts (in thousands) and number of months in period	25,424	14,354	11,070	77%	20,289	14,231	6,058	43%
Postpaid ARPA	$130.57	$130.36	$0.21	NM	$130.16	$130.07	$0.09	NM

NM - Not Meaningful

Postpaid ARPA

Postpaid ARPA was essentially flat for the three months ended and six months ended June 30, 2020.` Substantially offsetting impacts include:

•The net impact of customers acquired in the Merger; as well as
•The growing success of new customer segments and rate plans, including further penetration in connected devices; and
•Higher premium service revenues; offset by
•An increase in our promotional activities; and
•A reduction in certain non-recurring charges including the impact of COVID-19.

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

Adjusted EBITDA is a non-GAAP financial measure utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate overall operating performance and facilitate comparisons with other wireless communications services companies because it is indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, non-cash stock-based compensation, network decommissioning costs, costs related to the Merger, incremental costs directly attributable to COVID-19 and impairment expense, as they are not indicative of our ongoing operating performance, as well as certain other nonrecurring income and expenses. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income or any other measure of financial performance reported in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2020	2019	$	%	2020	2019	$	%
Net income	$110	$939	$(829)	(88)%	$1,061	$1,847	$(786)	(43)%
Adjustments:
Income from discontinued operations, net of tax	(320)	—	(320)	NM	(320)	—	(320)	NM
(Loss) income from continuing operations	(210)	939	(1,149)	(122)%	741	1,847	(1,106)	(60)%
Interest expense	776	182	594	326%	961	361	600	166%
Interest expense to affiliates	63	101	(38)	(38)%	162	210	(48)	(23)%
Interest income	(6)	(4)	(2)	50%	(18)	(12)	(6)	50%
Other expense, net	195	22	173	786%	205	15	190	1,267%
Income tax expense	2	301	(299)	(99)%	308	596	(288)	(48)%
Operating income	820	1,541	(721)	(47)%	2,359	3,017	(658)	(22)%
Depreciation and amortization	4,064	1,585	2,479	156%	5,782	3,185	2,597	82%
Operating income from discontinued operations (1)	432	—	432	NM	432	—	432	NM
Stock-based compensation (2)	139	111	28	25%	262	204	58	28%
Merger-related costs	798	222	576	259%	941	335	606	181%
COVID-19-related costs	341	—	341	NM	458	—	458	NM
Impairment expense	418	—	418	NM	418	—	418	NM
Other, net (3)	5	2	3	150%	30	4	26	650%
Adjusted EBITDA	$7,017	$3,461	$3,556	103%	$10,682	$6,745	$3,937	58%
Net income margin (Net income divided by Service revenues)	1%	11%		-1,000 bps	5%	11%		-600 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	53%	40%		1,300 bps	48%	40%		800 bps
NM - Not Meaningful
(1)Following the Prepaid Transaction, starting on July 1, 2020, we will provide MVNO services to customers of the divested brands. We have included the operating income from discontinued operations in our determination of Adjusted EBITDA to reflect contributions of the Prepaid Business that will be replaced by the MVNO Agreement beginning on July 1, 2020 in order to enable management, analysts and investors to better assess ongoing operating performance and trends.
(2)Stock-based compensation includes payroll tax impacts and may not agree to stock-based compensation expense in the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.
(3)Other, net may not agree to the Condensed Consolidated Statements of Comprehensive Income primarily due to certain non-routine operating activities, such as other special items that would not be expected to reoccur or are not reflective of T-Mobile’s ongoing operating performance, and are therefore excluded in Adjusted EBITDA.

Adjusted EBITDA increased $3.6 billion, or 103%, for the three months ended and increased $3.9 billion, or 58%, for the six months ended June 30, 2020.

The Merger increased our customer base, increased our spectrum portfolio, altered our product mix by increasing the portion of customers who financed their devices with leasing programs and impacted our network and operating cost.

The increase for the three months ended June 30, 2020 was primarily due to:

•Higher service revenues, as further discussed above; and
•Higher equipment revenues, as further discussed above; partially offset by
•Higher Cost of services expenses, excluding Merger-related costs;
•Higher Selling, general and administrative expenses, excluding Merger-related costs and supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs; and
•Higher Cost of equipment sales.

The increase for the six months ended June 30, 2020 was primarily due to:

•Higher service revenues, as further discussed above; and
•Higher equipment revenues, as further discussed above; partially offset by
•Higher Cost of services expenses, excluding Merger-related costs;
•Higher Selling, general and administrative expenses, excluding Merger-related costs and supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs; and
•Higher Cost of equipment sales.
•The impact from commission costs capitalization and amortization, including a benefit from new costs capitalized as result of the merger, reduced Adjusted EBITDA by $87 million for the six months ended for the June 30, 2020, compared to the six months ended June 30, 2019.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of long-term debt and common stock, financing leases, the sale of certain receivables, financing arrangements of vendor payables which effectively extend payment terms and the New Revolving Credit Facility (as defined below). In connection with the closing of the Merger on April 1, 2020, we incurred a substantial amount of additional third-party indebtedness which increased our future financial commitments, including aggregate interest payments. Further, the incurrence of additional indebtedness may inhibit our ability to incur new debt under the terms governing our existing and future indebtedness, which may make it more difficult for us to incur new debt in the future to finance our business strategy.

Cash Flows

The following is a condensed schedule of our cash flows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2020	2019	$	%	2020	2019	$	%
Net cash provided by operating activities	$777	$2,147	$(1,370)	(64)%	$2,394	$3,539	$(1,145)	(32)%
Net cash used in investing activities	(6,356)	(1,615)	(4,741)	294%	(7,936)	(2,581)	(5,355)	207%
Net cash provided by (used in) financing activities	15,628	(866)	16,494	(1,905)%	15,175	(1,056)	16,231	(1,537)%

Operating Activities

Net cash provided by operating activities decreased $1.4 billion, or 64%, for the three months ended and decreased $1.1 billion, or 32%, for the six months ended June 30, 2020.

The decrease for the three months ended June 30, 2020, was primarily from:

•A $3.7 billion increase in net cash outflows from changes in working capital, primarily due to the one-time impact of $2.3 billion in gross payments for the settlement of interest rate swaps related to Merger financing for the three months ended June 30, 2020, higher use from Other current and long-term liabilities, Accounts payable and accrued liabilities and Inventories, partially offset by lower use from Accounts receivable; and
•Lower Net income; partially offset by
•Higher net non-cash adjustments to Net income.
•Net cash provided by operating activities includes $370 million and $151 million in payments for Merger-related costs for the three months ended June 30, 2020 and 2019, respectively.
•Net cash provided by operating activities includes $243 million and $0 in payments for supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs for the three months ended June 30, 2020 and 2019, respectively.

The decrease for the six months ended June 30, 2020, was primarily from:
•A $3.7 billion increase in net cash outflows from changes in working capital, primarily due to the one-time impact of $2.3 billion in gross payments for the settlement of interest rate swaps related to Merger financing for the six months ended June 30, 2020, including higher use from Other current and long-term liabilities, Accounts payable and accrued liabilities and Inventories, partially offset by lower use from Accounts receivable; and
•Lower Net income; partially offset by
•Higher net non-cash adjustments to Net income.
•Net cash provided by operating activities includes $531 million and $185 million in payments for Merger-related costs for the six months ended June 30, 2020 and 2019, respectively.
•Net cash provided by operating activities includes $255 million and $0 in payments for supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs for the six months ended June 30, 2020 and 2019, respectively.

Investing Activities

Net cash used in investing activities increased $4.7 billion, or 294%, for the three months ended and increased $5.4 billion, or 207%, for the six months ended June 30, 2020.

The use of cash for the three months ended June 30, 2020, was primarily from:

•$5.0 billion in cash paid for the acquisition of Sprint, net of cash and restricted cash acquired;
•$2.3 billion in Purchases of property and equipment, including capitalized interest, from network integration related to the Merger and the continued build-out of our nationwide 5G network; and
•$745 million in Purchases of spectrum licenses and other intangible assets, including deposits; partially offset by
•$1.2 billion related to derivative contracts under collateral exchange arrangements, for more information regarding these contracts, see Note 7 - Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements; and
•$602 million in Proceeds related to beneficial interests in securitization transactions.

The use of cash for the six months ended June 30, 2020, was primarily from:

•$5.0 billion in cash paid for the acquisition of Sprint, net of cash and restricted cash acquired;
•$4.0 billion in Purchases of property and equipment, including capitalized interest, from network integration related to the Merger and the continued build-out of our nationwide 5G network; and
•$844 million in Purchases of spectrum licenses and other intangible assets, including deposits; partially offset by
•$1.5 billion in Proceeds related to beneficial interests in securitization transactions; and
•$632 million related to derivative contracts under collateral exchange arrangements, for more information regarding these contracts, see Note 7 - Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by (used in) financing activities increased $16.5 billion for the three months ended and $16.2 billion for the six months ended June 30, 2020.

The source of cash for the three and six months ended June 30, 2020, was primarily from:

•$26.7 billion in Proceeds from the issuance of long-term debt, net of discounts and issuance costs, driven primarily by the issuance of $23.0 billion in Senior Secured Notes and a draw of $4.0 billion on the New Secured Term Loan Facility;
•$18.7 billion in Proceeds from the issuance of short-term debt, net of discounts and issuance costs, driven by a $19.0 billion draw on the New Secured Bridge Loan Facility in connection with the closing of the Merger; and
•$300 million in net proceeds from the SoftBank Equity transaction, see Note 14 - SoftBank Equity Transaction of the Notes to the Condensed Consolidated Financial Statements; partially offset by

•$18.9 billion in Repayments of short-term debt, net of refunds for issuance costs, for the repayment of the $19.0 billion draw on the New Secured Bridge Loan Facility; and
•$10.5 billion in Repayments of long-term debt driven by the repayment of our $4.0 billion Incremental Term Loan Facility with DT, $4.0 billion of Senior Notes held by DT, $2.3 billion of outstanding principal for the termination of the accounts receivable facility assumed in the Merger, and $219 million in principal payments for the Senior Secured Notes assumed in the Merger.

Cash and Cash Equivalents

As of June 30, 2020, our Cash and cash equivalents were $11.1 billion compared to $1.5 billion at December 31, 2019.

Free Cash Flow

Free Cash Flow represents Net cash provided by operating activities less cash payments for Purchases of property and equipment, including Proceeds from sales of tower sites and Proceeds related to beneficial interests in securitization transactions, less Cash payments for debt prepayment or debt extinguishment. Free Cash Flow and Free Cash Flow, excluding gross payments for the settlement of interest rate swaps, is a non-GAAP financial measure utilized by our management, investors and analysts of our financial information to evaluate cash available to pay debt and provide further investment in the business.

We have presented the impact of the sales in the table below, which illustrates the reconciliation of Free Cash Flow and Free Cash Flow, excluding gross payments for the settlement of interest rate swaps and reconciles each from Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2020	2019	$	%	2020	2019	$	%
Net cash provided by operating activities	$777	$2,147	$(1,370)	(64)%	$2,394	$3,539	$(1,145)	(32)%
Cash purchases of property and equipment	(2,257)	(1,789)	(468)	26%	(4,010)	(3,720)	(290)	8%
Proceeds related to beneficial interests in securitization transactions	602	839	(237)	(28)%	1,470	1,996	(526)	(26)%
Cash payments for debt prepayment or debt extinguishment costs	(24)	(28)	4	(14)%	(24)	(28)	4	(14)%
Free Cash Flow	(902)	1,169	(2,071)	(177)%	(170)	1,787	(1,957)	(110)%
Gross cash paid for the settlement of interest rate swaps	2,343	—	2,343	NM	2,343	—	2,343	NM
Free Cash Flow, excluding gross payments for the settlement of interest rate swaps	$1,441	$1,169	$272	23%	$2,173	$1,787	$386	22%
NM - Not Meaningful

Free Cash Flow, excluding gross payments for the settlement of interest rate swaps related to Merger financing, increased $272 million, or 23%, for the three months ended and increased $386 million, or 22%, for the six months ended June 30, 2020.

The increase for the three months ended June 30, 2020, was impacted by the following:

•Lower Net cash provided by operating activities, as described above;
•Higher Cash purchases of property and equipment, including capitalized interest of $119 million and $125 million for the three months ended June 30, 2020 and 2019, respectively, from network integration related to the Merger and the continued build-out of our nationwide 5G network;
•Lower Proceeds related to our deferred purchase price from securitization transactions; and
•The one-time impact of gross payments for the settlement of interest rate swaps related to Merger financing of $2.3 billion, which is excluded from the calculation Free Cash Flow.
•Free Cash Flow includes $370 million and $151 million in payments for Merger-related costs for the three months ended June 30, 2020 and 2019, respectively.
•Free Cash Flow includes $243 million and $0 in payments for supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs for the three months ended June 30, 2020 and 2019, respectively.

The increase for the six months ended June 30, 2020, was impacted by the following:

•Lower Net cash provided by operating activities, as described above;
•Lower Proceeds related to our deferred purchase price from securitization transactions;
•Higher Cash purchases of property and equipment, including capitalized interest of $231 million and $243 million for the six months ended June 30, 2020 and 2019, respectively, from network integration related to the Merger and the continued build-out of our nationwide 5G network; and
•The one-time impact of gross payments for the settlement of interest rate swaps related to Merger financing of $2.3 billion, which is excluded from the calculation Free Cash Flow.
•Free Cash Flow includes $531 million and $185 million in payments for Merger-related costs for the six months ended June 30, 2020 and 2019, respectively.
•Free Cash Flow includes $255 million and $0 in payments for supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs for the six months ended June 30, 2020 and 2019, respectively.

Borrowing Capacity and Debt Financing

As of June 30, 2020, our total debt and financing lease liabilities were $75.0 billion, excluding our tower obligations, of which $67.5 billion was classified as long-term debt and $1.4 billion was classified as long-term financing lease liabilities.

We maintain a financing arrangement with Deutsche Bank AG, which allows for up to $108 million in borrowings. Under the financing arrangement, we can effectively extend payment terms for invoices payable to certain vendors. As of June 30, 2020, there were no outstanding balances.

We maintain vendor financing arrangements primarily with our main network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. During the three and six months ended June 30, 2020, we repaid $151 million and $176 million, respectively, under the vendor financing arrangements. Payments on certain vendor financing agreements are included in Repayments of short-term debt for purchases of inventory, property and equipment, net, in our Condensed Consolidated Statements of Cash Flows. As of June 30, 2020 and December 31, 2019, the outstanding balance under the vendor financing arrangements and other debt was $353 million and $25 million, respectively.

On April 1, 2020, in connection with the closing of the Merger, T-Mobile USA and certain of its affiliates, as guarantors, entered into a Bridge Loan Credit Agreement with certain financial institutions named therein, providing for a $19.0 billion secured bridge loan facility (“New Secured Bridge Loan Facility”).

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

On April 1, 2020, in connection with the closing of the Merger, we drew down on our $19.0 billion New Secured Bridge Loan Facility and our $4.0 billion New Secured Term Loan Facility. We used the net proceeds of $22.6 billion from the draw down of the secured facilities to repay our $4.0 billion Incremental Term Loan Facility with DT and to repurchase from DT $4.0 billion of indebtedness to affiliates, consisting of $2.0 billion of 5.300% Senior Notes due 2021 and $2.0 billion of 6.000% Senior Notes due 2024, as well as to redeem certain debt of Sprint and Sprint’s subsidiaries, including the secured term loans due 2024 with a total principal amount outstanding of $5.9 billion, accounts receivable facility with a total amount outstanding of $2.3 billion, and Sprint’s 7.250% Guaranteed Notes due 2028 with a total principal amount outstanding of $1.0 billion, and for post-closing general corporate purposes of the combined company.

In connection with the entry into the Business Combination Agreement, T-Mobile USA entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018 and on September 6, 2019, the “Commitment Letter”). In connection with the financing provided for in the Commitment Letter, we incurred certain fees payable to the financial institutions, including certain financing fees on the secured term loan commitment and fees for structuring, funding, and providing the commitments. On April 1, 2020, in connection with the closing of the Merger, we paid $355 million in Commitment Letter fees to certain financial institutions which were recognized in Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income.

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

For more information regarding our borrowing capacity and debt financing, see Note 8 - Debt of the Notes to the Condensed Consolidated Financial Statements.

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

For more information regarding consents on debt, see Note 8 - Debt of the Notes to the Condensed Consolidated Financial Statements.

Interest Rate Lock Derivatives

In April 2020, in connection with the issuance of an aggregate of $19.0 billion in Senior Secured Notes, we terminated our interest rate lock derivative. At the time of termination, the interest rate lock derivatives were a liability of $2.3 billion, of which $1.2 billion was cash-collateralized. Consequently, the net cash required to settle the interest rate lock derivatives was an additional $1.1 billion and was paid at termination.

For more information regarding the termination of our interest rate lock derivative, see Note 7 - Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements.

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

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions on our common stock, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuers to loan funds or make payments to the Parent. However, the Issuers are allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of June 30, 2020.

The Merger

In connection with the closing of the Merger, on April 1, 2020, we assumed Sprint’s liabilities, which include accounts payable and accrued liabilities, short-term debt, operating and financing lease liabilities, net pension plan liabilities, deferred tax liabilities and long-term debt with an aggregate fair value of $31.8 billion.

For more information regarding the Merger, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain partners that provide us with the ability to enter into financing leases for network equipment and services. As of June 30, 2020, we have committed to $4.6 billion of financing leases under these financing lease facilities, of which $473 million and $646 million was executed during the three and six months ended June 30, 2020, respectively. We expect to enter into up to an additional $554 million in financing lease commitments during 2020.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure. Property and equipment capital expenditures primarily relate to the integration of our acquired Sprint 2.5 GHz spectrum licenses and existing 600 MHz spectrum licenses as we build out our nationwide 5G network.

Since April 1, 2020, we have incurred, and expect to incur significant capital expenditures in the near term related to the integration of the T-Mobile and Sprint businesses in order to fully realize the anticipated synergies associated with the Merger, including the reduction in redundant cell sites from combining networks, back office and information technology efficiencies and the evolution of our distribution and retail footprint including the combining of the Sprint and T-Mobile brand operations.

For more information regarding our property and equipment and spectrum licenses, see Note 5 – Property and Equipment and Note 6 - Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements, respectively.

Spectrum Auction

In March 2020, the FCC announced that we were the winning bidder of 2,384 licenses in Auction 103 (37/39 GHz and 47 GHz spectrum bands) for an aggregate price of $873 million, net of an incentive payment of $59 million. At the inception of Auction 103 in October 2019, we deposited $82 million with the FCC. Upon conclusion of Auction 103 in March 2020, we made a down payment of $93 million for the purchase price of the licenses won in the auction. On April 8, 2020, we paid the FCC the remaining $698 million of the purchase price for the licenses won in the auction. Prior to the Merger, the FCC announced that Sprint was the winning bidder of 127 licenses in Auction 103 (37/39 GHz and 47 GHz spectrum bands). All payments related to the licenses won were made by Sprint prior the Merger.

For more information regarding our spectrum licenses, see Note 6 - Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements.

Debt Redemptions

Prior to June 30, 2020, we delivered a notice of redemption on $1.0 billion aggregate principal amount of our 6.500% Senior Notes due 2024. The notes were redeemed on July 4, 2020 at a redemption price equal to 102.170% of the principal amount of the notes (plus accrued and unpaid interest thereon), payable on July 6, 2020. The redemption premium was approximately $22 million and the write off of issuance costs and consent fees was approximately $12 million. The outstanding principal amount was reclassified from Long-term debt to Short-term debt in our Condensed Consolidated Balance Sheets as of June 30, 2020.

Prior to June 30, 2020, we also delivered a notice of redemption on $1.25 billion aggregate principal amount of our 5.125% Senior Notes to affiliates due 2021. The notes were redeemed on July 4, 2020 at a redemption price equal to 100% of the principal amount of the notes (plus accrued and unpaid interest thereon), payable on July 6, 2020. The write off of discounts were approximately $12 million. The outstanding principal amount was reclassified from Long-term debt to Short-term debt in our Condensed Consolidated Balance Sheets as of June 30, 2020.

In August 2020, we expect to deliver a notice of redemption on $1.7 billion aggregate principal amount of our 6.375% Senior Notes due 2025 and expect to redeem the Senior Notes on September 1, 2020.

For more information regarding debt redemptions, see Note 8 - Debt of the Notes to the Condensed Consolidated Financial Statements.

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

For more information regarding these commitments, see Note 17 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Between April 2 to April 6, 2020, in connection with the issuance of senior secured notes, we terminated our interest rate lock derivatives.

For more information regarding our interest rate lock derivatives, see Note 7 - Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements.

The contractual commitments and purchase obligations of Sprint were assumed upon the completion of the Merger. These contractual commitments and purchase obligations are primarily commitments to purchase wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business.

For more information regarding our contractual commitments and purchase obligations, see Note 17 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

The following table summarizes our contractual obligations and borrowings as of June 30, 2020 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

(in millions)	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$5,076	$11,102	$16,184	$38,286	$70,648
Interest on long-term debt	3,559	6,187	4,653	9,632	24,031
Financing lease liabilities, including imputed interest	1,094	1,250	155	85	2,584
Tower obligations (2)	391	763	588	768	2,510
Operating lease liabilities, including imputed interest	4,771	7,467	5,031	5,021	22,290
Purchase obligations (3)	4,248	3,483	1,629	1,323	10,683
Spectrum leases and service credits (4)	277	$595	$588	$5,160	$6,620
Total contractual obligations	$19,416	$30,847	$28,828	$60,275	$139,366
(1)Represents principal amounts of long-term debt to affiliates and third parties at maturity, excluding unamortized premiums, discounts, debt issuance costs, consent fees, and financing lease obligations. See Note 8 – Debt of the Notes to the Condensed Consolidated Financial Statements for further information.
(2)Future minimum payments, including principal and interest payments, related to the tower obligations. See Note 9 – Tower Obligations of the Notes to the Condensed Consolidated Financial Statements for further information.
(3)The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contracts. Termination penalties are included in the above table as payments due as of the earliest we could exit the contract, typically in less than one year. For certain contracts that include fixed volume purchase commitments and fixed prices for various products, the purchase obligations are calculated using fixed volumes and contractually fixed prices for the products that are expected to be purchased. This table does not include open purchase orders as of June 30, 2020 under normal business purposes. See Note 17 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for further information.
(4)Spectrum lease agreements are typically for five to ten years with two automatic renewal provisions, bringing the total term of the agreements up to 30 years.

Certain commitments and obligations are included in the table based on the year of required payment or an estimate of the year of payment. Other long-term liabilities have been omitted from the table above due to the uncertainty of the timing of payments, combined with the absence of historical trending to be used as a predictor of such payments. See Note 19 – Additional Financial Information of the Notes to the Condensed Consolidated Financial Statements for further information.

The purchase obligations reflected in the table above are primarily commitments to purchase spectrum licenses, wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. Where we are committed to make a minimum payment to the supplier regardless of whether we take delivery, we have included only that minimum payment as a purchase obligation. The acquisition of spectrum licenses is subject to regulatory approval and other customary closing conditions.

Related Party Transactions

SoftBank

On June 22, 2020, we entered into a Master Framework Agreement and related transactions with SoftBank to facilitate the SoftBank Monetization as described in Note 14 - SoftBank Equity Transaction of the Notes to the Condensed Consolidated Financial Statements. On August 3, 2020, upon completion of the SoftBank Monetization, DT and SoftBank held, directly or indirectly, approximately 43.4% and 8.6%, respectively, of our outstanding common stock, with the remaining approximately 48.0% of our outstanding common stock held by other stockholders. As a result of the Proxy Agreements, DT has voting control as of August 3, 2020 over approximately 52.4% of the outstanding T-Mobile common stock. In addition, as provided for in the Master Framework Agreement, DT also holds certain call options over approximately 101.5 million shares of our common stock held by SBGC.

On July 27, 2020, in connection with the SoftBank Monetization, the Rights Offering exercise period closed, and on August 3, 2020, the Rights Offering closed, resulting in the sale of 19,750,000 shares of our common stock.

For more information regarding our related party transactions with SoftBank, see Note 2 - Business Combination and Note 14 -

SoftBank Equity Transaction of the Notes to the Condensed Consolidated Financial Statements.

Marcelo Claure

On June 22, 2020, we entered into a Master Framework Agreement which provided for the purchase of shares of our common stock by Marcelo Claure, a member of our board of directors, from us at a specified price.

For more information regarding our related party transactions with Marcelo Claure, see Note 14 - SoftBank Equity Transaction of the Notes to the Condensed Consolidated Financial Statements.

Brightstar

We have arrangements with Brightstar, a subsidiary of SoftBank, whereby Brightstar provides supply chain and inventory management services to us in our indirect channels.

For more information regarding our related party transactions with Brightstar, see Note 1 - Summary of Significant Accounting Policies and Note 19 - Additional Financial Information of the Notes to the Condensed Consolidated Financial Statements.

Deutsche Telekom

We have related party transactions associated with DT or its affiliates in the ordinary course of business, including intercompany servicing and licensing.

For more information regarding these transactions, see Note 19 - Additional Financial Information of the Notes to the Condensed Consolidated Financial Statements.

On April 1, 2020, in connection with the closing of the Merger, we repaid our $4.0 billion Incremental Term Loan Facility with DT and repurchased from DT $4.0 billion of indebtedness to affiliates, consisting of $2.0 billion of 5.300% Senior Notes due 2021 and $2.0 billion of 6.000% Senior Notes due 2024 as well as made an additional payment for requisite consents to DT of $13 million.

On July 4, 2020, we redeemed $1.25 billion aggregate principal amount of our 5.125% Senior Notes to affiliates due 2021.

For more information regarding our related party debt transactions, see Note 8 - Debt of the Notes to the Condensed Consolidated Financial Statements.
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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended June 30, 2020, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended June 30, 2020, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to three customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Bank Sepah, and Europäisch-Iranische Handelsbank. These services have been terminated or are in the process of being terminated. For the three months ended June 30, 2020, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended June 30, 2020 were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended June 30, 2020, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended June 30, 2020, SoftBank estimates that gross revenues and net profit generated by such services were both under $3,500. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services during the three months ended June 30, 2020 were under $1,000 and $200, respectively. We understand that the SoftBank subsidiary intends to continue such activities.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of June 30, 2020, we derecognized net receivables of $2.6 billion upon sale through these arrangements.

For more information regarding these off-balance sheet arrangements, see Note 4 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Except as described below and in Note 1 - Summary of Significant Accounting Policies, there have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019, and which are hereby incorporated by reference herein other than the updated risk factors below.

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

When assessing goodwill for impairment we may elect to first perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative test. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. We employed a qualitative approach to assess the wireless reporting unit. The fair value of the wireless reporting unit is determined using a market approach, which is based on market capitalization. We recognize market capitalization is subject to volatility and will monitor changes in market capitalization to determine whether declines, if any, necessitate an interim impairment review. In the event market capitalization does decline below its book value, we will consider the length, severity and reasons for the decline when assessing whether potential impairment exists, including considering whether a control premium should be added to the market capitalization. We believe short-term fluctuations in share price may not necessarily reflect the underlying aggregate fair value. No events or change in circumstances have occurred in the current quarter that indicate the fair value of the Wireless reporting unit may be below its carrying amount at June 30, 2020.

Concurrent with the acquisition, management also revisited the plans for our TVisionTM Home service offering and the integration of this offering with the Sprint customer base. Additionally, we expect our significantly enhanced spectrum position following the Merger will allow us to accelerate our in-home broadband internet service strategy. The enhanced in-home broadband opportunity, along with the acquisition of certain content rights, has created a strategic shift in our TVisionTM Home service offering allowing us the ability to develop a video product which will be complementary to the in-home broadband offering. Management has updated its forecast, which includes a reimagining of the stand-alone product offering to potential customers that is expected to launch by the end of 2020. Based on these events and changes in circumstances, we determined that recoverability of the carrying amount of goodwill for the Layer3 reporting unit should be evaluated for impairment. We employed a quantitative approach to assess the Layer3 reporting unit. The fair value of the Layer3 reporting unit is determined using an income approach, which is based on estimated discounted future cash flows.

We made estimates and assumptions regarding future cash flows, discount rates and long-term growth rates to determine the reporting unit’s estimated fair value. The key assumptions used were as follows:

•expected cash flows underlying the Layer3 business plan for the periods 2020 through 2025, which took into account assumptions for a delayed launch, estimates of subscribers for TVision services, average revenue and content cost per subscriber, operating costs and capital expenditures;
•Cash flows beyond 2025 were projected to grow at a long-term growth rate estimated at 3%. Estimating a long-term growth rate requires significant judgment about future business strategies as well as micro- and macro-economic environments that are inherently uncertain; and
•We used a discount rate of 30% to risk adjust the cash flow projections in determining the estimated fair value.

The carrying value of the Layer3 reporting unit exceeded its estimated fair value as of June 30, 2020. Accordingly, during the three and six months ended June 30, 2020 we recorded an impairment loss of $218 million, which is included in “Impairment expense” in our consolidated statements of comprehensive income.

For more information regarding our impairment assessments, see Note 1 - Summary of Significant Accounting Policies and Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted

For information regarding recently issued accounting standards, see Note 1 – Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements.

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

Through March 31, 2020, we were exposed to changes in interest rates on our Incremental Term Loan Facility with DT, our majority stockholder. On April 1, 2020, in connection with the closing of the Merger, we drew down on a $19.0 billion New Secured Bridge Loan Facility and a $4.0 billion New Secured Term Loan Facility. We used a portion of the net proceeds from the draw down of the secured facilities to repay our $4.0 billion Incremental Term Loan Facility with DT. See Note 8 - Debt of the Notes to the Condensed Consolidated Financial Statements for further information regarding the issuance of New Secured Bridge Loan Facility and New Secured Term Loan Facility.

Through April 1, 2020, we were exposed to changes in the benchmark interest rate associated with our interest rate lock derivatives. Between April 2 to April 6, 2020, in connection with the issuance of an aggregate of $19.0 billion in Senior Secured Notes, we terminated our interest rate lock derivatives. See Note 8 - Debt of the Notes to the Condensed Consolidated Financial Statements for further information regarding the issuance of senior secured notes. At the time of termination, the interest rate lock derivatives were a liability of $2.3 billion, of which $1.2 billion was cash-collateralized. Consequently, the net cash outflow required to settle the interest rate lock derivatives was an additional $1.1 billion and was paid at termination. Aggregate changes in fair value, net of tax, of $1.7 billion is presented in Accumulated other comprehensive loss as of June 30, 2020. Upon the termination of the interest rate derivatives, we began amortizing the Accumulated other comprehensive loss with the derivatives into Interest expense over periods of 8 to 10 years. For both the three and six months ended June 30, 2020, $39 million was amortized from Accumulated other comprehensive loss into Interest expense in the Condensed Consolidated Statements of Comprehensive Income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls include the use of a Disclosure Committee which is comprised of representatives from our Accounting, Legal, Treasury, Technology, Risk Management, Government Affairs and Investor Relations functions and are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

On April 1, 2020, we completed our Merger with Sprint and have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. Given the significance of the Sprint acquisition and the complexity of systems and business processes, we intend to exclude the acquired Sprint business from our assessment and report on internal control over financial reporting for the year ending December 31, 2020. Other than as discussed above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For more information regarding our legal proceedings in which we are involved, see Note 2 - Business Combinations and Note 17 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Other than the updated risk factors below, there have been no material changes in the risk factors previously disclosed in Part II, Item IA of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which amended and restated the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. These risk factors should be considered carefully in evaluating T-Mobile. Our business, financial condition, liquidity, or operating results, as well as the price of our common stock and other securities, could be materially adversely affected by any of these risks. In addition, many of these risks have been or may be heightened by impacts of the COVID-19 pandemic.

Risks Related to Our Business and the Wireless Industry

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our business, liquidity, financial condition, and operating results.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide. It has impacted, and will continue to impact, the demand for our products and services, the ways in which our customers use them, and our suppliers’ ability to provide products to us. As a result, our business, liquidity, financial condition, and operating results have been, and will continue to be, adversely impacted by the COVID-19 pandemic. For example, the COVID-19 pandemic has caused a widespread increase in unemployment and is expected to result in reduced consumer spending and has resulted in a recession beginning in February 2020. In addition, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing, the adoption of work-from-home initiatives, government forbearance programs and online learning by companies and institutions, could affect our operations, consumer and business spending, and the amount and ways our customers use our networks and our other products and services. In addition, COVID-19 may affect the ability of our suppliers and vendors to provide products and services to us and our customers’ ability to timely pay for services. Further, the continued spread of COVID-19 has led to extreme disruption and volatility in the global capital markets and may lead to a significant economic recession, which could have a further adverse impact on our business, financial condition and operating results, including potentially decreased access to capital markets or a reduced ability to issue debt on terms acceptable to us. Additionally, there may be a potential impairment of goodwill, spectrum licenses or long-lived assets if the adverse impact on operating results and cash flows continues for a prolonged period of time. During the quarter, while the impact of the COVID-19 pandemic peaked and subsequently subsided in some jurisdictions, leading to phased re-openings, other areas have seen resurgences of COVID-19 cases and continuing or renewed containment measures.

Before the Merger, in mid-March, approximately 80% of T-Mobile and 70% of Sprint company-owned store locations, as well as many third-party retailer locations that sell our T-Mobile, Metro by T-Mobile and Sprint brands, were closed. In compliance with the regulations of various states, we have since reopened a number of our previously closed stores. We continue to monitor conditions and will re-open and re-close stores as needed to ensure the safety of both customers and employees. Our plans to potentially re-open and re-close additional stores depend on safe and healthy operating environments and compliance with local and state mandates and orders.

In addition, in an effort to assist customers impacted by the COVID-19 pandemic, on March 13, 2020, we pledged our support for the Pledge ensuring residential and small business customers with financial impacts resulting from the pandemic do not lose service. We extended the Pledge until June 30 and, despite the Pledge ending, expect to continue to work with our customers to help them maintain service and become current on their accounts, which may impact our financial results. In addition, these initiatives may continue to divert our resources from network buildout and put additional strain on our network, potentially leading to slower speeds impacting our customer experience.

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

Any material weaknesses we identify while we work to integrate and align policies, principles and practices of the two companies following the Merger, or any other failure by us to maintain effective internal controls, could result in a loss of investor confidence regarding our financial statements. Additionally, the trading price of our stock and our access to capital could be negatively impacted, and we could be subject to significant costs and reputational damage that could have an adverse impact on our business, financial condition or operating results.

Under Section 404 of the Sarbanes-Oxley Act, we, along with our independent registered public accounting firm, will be required to report on the effectiveness of our internal control over financial reporting. This requirement is subject to an exemption for business combinations during the most recent fiscal year, which we plan to utilize due to the Merger. Any identified material weakness in internal control over financial reporting will still be reported, as obligated.

While we work to integrate and align policies, principles and practices of the two companies following the Merger, as a result of the differences in control environments and cultures, we could potentially identify material weaknesses that could result in materially inaccurate financial statements, materially inaccurate disclosures, or failure to prevent error or fraud for the combined company. There can be no assurance that remediation of any material weaknesses identified during integration of the two companies, will be completed in a timely manner or that the remedial measures will prevent other control deficiencies or material weaknesses. Subsequent testing of the operational effectiveness of the financial reporting systems and internal controls will be necessary to conclude that any material weaknesses identified have been fully remediated. If we are unable to remediate material weaknesses in internal control over financial reporting, then our ability to analyze, record and report financial information free of material misstatements, to prepare financial statements within the time periods specified by the rules and forms of the SEC and otherwise to comply with the requirements of Section 404 of the Sarbanes-Oxley Act will be adversely affected. The occurrence of, or failure to remediate, any future material weaknesses in internal control over financial reporting may result in material misstatements of our financial statements.

The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including judgments used in decision-making, the nature and complexity of the transactions we undertake, assumptions about the likelihood of future events, the soundness of our systems, cost limitations, and other factors. If we or our independent registered public accounting firm is unable to conclude that we have effective internal control over financial reporting, or if material weaknesses in our internal controls are discovered, such as through the identification of any material weaknesses as we complete our assessment of Sprint’s legacy control environment, or occur in the future or we otherwise must restate our financial statements, it could materially and adversely affect our business, financial condition or operating results, restrict our ability to access the capital markets, require the expenditure of significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties, investigations or judgments, harm our reputation, or otherwise cause a decline in investor confidence.

In connection with the Merger, we are evaluating the long-term billing system architecture strategy for our customers. Our long-term strategy is to facilitate the migration of Sprint’s legacy customers onto T-Mobile’s existing billing platforms. The combined company will operate and maintain multiple billing systems until such migration is completed. Any unanticipated difficulties, disruption, or significant delays could have adverse operational, financial, and reputational effects on our business.

Following the closing of the Merger, the combined company is operating and maintaining multiple billing systems. We expect to continue to do so until successful migration of Sprint’s legacy customers to T-Mobile’s existing billing platforms. We may encounter unanticipated difficulties or experience delays in the ongoing integration efforts with respect to billing, causing major system or business disruptions. In addition, we or the supporting vendors may experience errors, cyber-attacks, or other operational disruptions that could negatively impact us and over which we may have limited control. Interruptions and/or failure of these billing systems could disrupt our operations and impact our ability to provide or bill for our services, retain customers, attract new customers, or negatively impact overall customer experience. Any occurrence of the foregoing could cause material adverse effects on our operations and financial condition, material weaknesses in our internal control over financial reporting, and reputational damage.

Risks Related to Ownership of our Common Stock

Each of DT, which controls a majority of the voting power of our common stock, and SoftBank, a significant stockholder of T-Mobile, may have interests that differ from the interests of our other stockholders.

Upon the completion of the Transactions, DT and SoftBank entered into the SoftBank Proxy Agreement, and on June 22, 2020, DT, CM LLC, and Marcelo Claure entered into the Claure Proxy Agreement. Pursuant to the Proxy Agreements, at any meeting of our stockholders, the shares of our common stock beneficially owned by SoftBank or CM LLC will be voted in the manner as directed by DT.

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

In addition, pursuant to our certificate of incorporation and the Amended and Restated Stockholders’ Agreement as long as DT beneficially owns 30% or more of our outstanding common stock, we are restricted from taking certain actions without DT’s prior written consent, including (a) incurring indebtedness above certain levels based on a specified debt to cash flow ratio, (b) taking any action that would cause a default under any instrument evidencing indebtedness involving DT or its affiliates, (c) acquiring or disposing of assets or entering into mergers or similar acquisitions in excess of $1.0 billion, (d) changing the size of our board of directors, (e) subject to certain exceptions, issuing equity of 10% or more of the then-outstanding shares of our common stock, or issuing equity to redeem debt held by DT, (f) repurchasing or redeeming equity securities or making any extraordinary or in-kind dividend other than on a pro rata basis, or (g) making certain changes involving our CEO. We are also restricted from amending our certificate of incorporation and bylaws in any manner that could adversely affect DT’s rights under the Amended and Restated Stockholders’ Agreement for as long as DT beneficially owns 5% or more of our outstanding common stock. These restrictions could prevent us from taking actions that our board of directors may otherwise determine are in the best interests of the Company and our stockholders or that may be in the best interests of our other stockholders.

DT effectively has control over all matters submitted to our stockholders for approval, including the election or removal of directors, changes to our certificate of incorporation, a sale or merger of our Company and other transactions requiring stockholder approval under Delaware law. DT’s controlling interest may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from seeking to acquire, the Company. DT and SoftBank as significant stockholders may have strategic, financial, or other interests different from our other stockholders, including as the holder of a substantial amount of our indebtedness and as the counterparty in a number of commercial arrangements, and may make decisions adverse to the interests of our other stockholders.

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

Risks Related to Integration

Our business and Sprint’s businesses may not be integrated successfully or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruption, including difficulties in satisfying all of the Government Commitments and maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected.

The combination of two independent businesses is complex, costly and time-consuming, and may divert significant management attention and resources to combining our and Sprint’s business practices and operations. This process, as well as the Government Commitments, may disrupt our business or otherwise impact our ability to compete. The failure to meet the challenges involved in combining our and Sprint’s businesses, and to realize the anticipated benefits of the Transactions could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. The overall combination of our and Sprint’s businesses, and compliance with the Government Commitments may also result in material unanticipated problems, expenses, liabilities, competitive responses and impacts, and loss of customer and other business relationships. The difficulties of combining the operations of the companies, and satisfying all of the Government Commitments include, among others:
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
•differences in control environments and cultures, and the potential identification of material weaknesses while we work to integrate and align policies, principles and practices;
•alignment of key performance measurements may result in a greater need to communicate and manage clear expectations while we work to integrate and align policies and practices;
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
•the possible unfavorable outcomes in connection with the relationship between Sprint PCS and Shentel, including disadvantageous pricing pursuant to the contractual appraisal process for purchasing (or selling) wireless telecommunications assets in the region, costly and lengthy proceedings related to disputes, and delays and other adverse effects on operations and business in the Shentel service area;
•known or potential unknown liabilities of Sprint that are larger than expected;
•the limitations to the indemnifications provided by SoftBank against certain losses following the closing of the Transactions and the uncertainties over SoftBank’s ability to fulfill such obligations; and
•other potential adverse consequences and unforeseen increased expenses or liabilities associated with the Transactions and the Government Commitments.
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

Our business may be adversely impacted if we are not able to successfully manage the ongoing commercial and transition services arrangements entered into in connection with the Divestiture Transaction and known or unknown liabilities arising in connection therewith.

On July 1, 2020, we completed the Divestiture Transaction. In connection with the closing of the Divestiture Transaction, we and DISH entered into certain commercial and transition services arrangements, including a Master Network Services Agreement (the “MNSA”) and a Spectrum Purchase Agreement (the “Spectrum Purchase Agreement”). Pursuant to the MNSA, DISH will receive network services from the Company for a period of seven years. As set forth in the MNSA, the Company will provide to DISH, among other things, (a) legacy network services for certain Boost Mobile prepaid end users on the Sprint network, (b) T-Mobile network services for certain end users that have been migrated to the T-Mobile network or provisioned on the T-Mobile network by or on behalf of DISH and (c) infrastructure mobile network operator services to assist in the access and integration of the DISH network. Pursuant to the Spectrum Purchase Agreement, DISH is expected to purchase all of Sprint’s 800 MHz spectrum (approximately 13.5 MHz of nationwide spectrum) for a total of approximately $3.6 billion. The covered spectrum sale will not occur before the third anniversary of the Merger (i.e., not before April 1, 2023) but must be divested within the later of three years after the closing of the Divestiture Transaction and five days after receipt of the approval from the FCC for the transfer, following an application for FCC approval to be filed by the third anniversary of the closing of the Merger. T-Mobile may exercise an option to lease back 4 MHz (2 MHz downlink + 2 MHz uplink) of the spectrum for two years following the closing of the 800 MHz spectrum sale at the same per person rate used to calculate the purchase price paid by DISH to T-Mobile – a rate of approximately $68 million per year.

Failure to successfully manage these ongoing commercial and transition services arrangements entered into in connection with the Divestiture Transaction and liabilities arising in connection therewith may result in material unanticipated problems, including diversion of management time and energy, significant expenses and liabilities. There may also be other potential adverse consequences and unforeseen increased expenses or liabilities associated with the Divestiture Transaction, the occurrence of which could materially impact our business, financial condition, liquidity and results of operations. In addition, there may be an increase in competition from DISH and other third parties that DISH may enter into commercial agreements with, who are significantly larger and with greater resources and scale advantages as compared to us. Such increased competition may result in our loss of customers and other business relationships.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following transactions were executed in connection with the SoftBank Monetization as disclosed in SoftBank’s Schedule 13D/A filed on June 15, 2020.

Trust Securities Offering

On June 26, 2020, the 2020 Cash Mandatory Exchangeable Trust, a Delaware statutory trust (“Trust”) unaffiliated with us, closed a private Mandatory Exchangeable Offering of its 2020 Cash Mandatory Exchangeable Trust Securities (“Trust Securities”) for an aggregate offering price of $2,000,000,000, including the full exercise by the initial purchasers of their option to purchase an additional $139,535,000 aggregate offering price of the Trust Securities. At the closing of the Mandatory Exchangeable Offering, we sold 19,417,400 shares of our common stock to the Trust in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). We transferred to SBGC the cash proceeds received from such sale of shares of our common stock to the Trust and we did not retain any proceeds. In addition, in connection with the sale of the shares of our common stock to the Trust, we received a contingent value right note representing the right to receive on June 1, 2023 a number of shares of common stock based on the daily volume-weighted average price of shares of common stock during an observation period and we sold, assigned and transferred such note to SBGC. The Trust is required to use a portion of the net proceeds from the Mandatory Exchangeable Offering to purchase U.S. Treasury securities to fund quarterly distributions on the Trust Securities, and the holders of the Trust Securities will be entitled to a final mandatory exchange cash amount on June 1, 2023 that will depend on the daily volume-weighted average price of shares of our common stock during an observation period before the final exchange date. We are not affiliated with the Trust, will not retain any proceeds from the offering of the Trust Securities, and will have no ongoing interest, economic or otherwise, in the Trust Securities.

Director Purchase

Pursuant to the Master Framework Agreement, we entered into a Share Purchase Agreement, dated as of June 22, 2020, together with Marcelo Claure and CM LLC pursuant to which we sold 5,000,000 shares of our common stock to CM LLC, an entity controlled by Mr. Claure (in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act) at a price of $103.00 per share. Mr. Claure’s purchase was funded with the proceeds of a loan from SoftBank. Pursuant to our policy on securities trading, such shares may not be pledged, directly or indirectly, as collateral for a loan. The shares of our common stock we sold to CM LLC were purchased from SBGC pursuant to the Share Repurchase Agreement. We transferred to SBGC the cash proceeds received from CM LLC and we did not retain any proceeds.

Share Repurchases

Share repurchase activity during the three months ended June 30, 2020 was as follows:

(in millions)	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/20 - 4/30/20	$—	$—	$—	$—
5/1/20 - 5/31/20	—	—	—	—
6/1/20 - 6/30/20	178,564,426	99.80	—	—
Total	$178,564,426	$99.80	$—	$—
(1) In connection with the SoftBank Monetization, SBGC sold or committed to sell shares of our common stock through indirect transactions including (i) the registered Public Equity Offering of 154,147,026 shares of our common stock we resold (including shares purchased pursuant to the underwriters’ full exercise of their option to purchase additional shares), (ii) the private Mandatory Exchangeable Offering of Trust Securities by the Trust, to which we resold 19,417,400 shares of our common stock (including shares delivered as a result of the initial purchasers’ full exercise of their option to purchase additional trust securities) and (iii) following the receipt of necessary regulatory approvals, a resale by us of 5,000,000 shares of our common stock to an entity controlled by Marcelo Claure, one of our directors (the “Director Purchase”). Pursuant to the Share Repurchase Agreement, for every share of common stock we resold in the Public Equity Offering, the Mandatory Exchangeable Offering and the Director Purchase, we agreed to repurchase one share of common stock from SBGC for consideration equivalent to that we received in such sales. Consequently, the Public Equity Offering, the Mandatory Exchangeable Offering and the Director Purchase did not involve gain or loss to us and did not affect the number of outstanding shares of common stock or our capitalization. Further, we are not affiliated with the Trust, will not retain any proceeds from the offering of the Trust Securities, and will have no ongoing interest, economic or otherwise, in the Trust Securities.

Amounts in the table above include 5,000,000 shares repurchased with respect to the Director Purchase, which settled in July 2020 following receipt of regulatory approvals.

(2) The consideration we paid to SBGC in respect of the shares purchased was equal to the consideration we received for the shares we sold. Accordingly, we made no net cash outlay in connection with the sale and purchase transactions. The volume-weighted average price of the cash consideration was approximately $99.80 per share. In addition to this cash amount, we assigned to SBGC a Contingent Value Right Note issued by the Trust, representing the right to receive on June 1, 2023 a number of shares of our common stock based on the daily volume-weighted average price of shares of our common stock during an observation period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
2.1	First Amendment, dated as of June 17, 2020, to the Asset Purchase Agreement, dated as of July 26, 2019, by and among T-Mobile US, Inc., Sprint Corporation and DISH Network Corporation.	8-K	6/17/2020	2.1
3.1	Fifth Amended and Restated Certificate of Incorporation of T-Mobile US, Inc.	8-K	4/1/2020	3.1
3.2	Seventh Amended and Restated Bylaws of T-Mobile US, Inc.	8-K	4/1/2020	3.2
4.1	Indenture, dated as of April 9, 2020 by and among T-Mobile USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee.	8-K	4/13/2020	4.1
4.2	First Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.500% Senior Secured Note due 2025.	8-K	4/13/2020	4.2
4.3	Second Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.750% Senior Secured Note due 2027.	8-K	4/13/2020	4.3
4.4	Third Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.875% Senior Secured Note due 2030.	8-K	4/13/2020	4.4
4.5	Fourth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.375% Senior Secured Note due 2040.	8-K	4/13/2020	4.5
4.6	Fifth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.500% Senior Secured Note due 2050.	8-K	4/13/2020	4.6
4.7	Sixth Supplemental Indenture, dated as of May 7, 2020, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.				X
4.8	Seventh Supplemental Indenture, dated as of June 24, 2020 by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 1.500% Senior Secured Note due 2026.	8-K	6/26/2020	4.2
4.9	Eighth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.050% Senior Secured Note due 2028.	8-K	6/26/2020	4.3
4.10	Ninth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.550% Senior Secured Note due 2031.	8-K	6/26/2020	4.4

4.11	Registration Rights Agreement, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Initial Guarantors (as defined therein) and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers (as defined therein).	8-K	6/26/2020	4.5
4.12
Forty-First Supplemental Indenture, dated as of April 1, 2020, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.
					X
4.13
Forty-Second Supplemental Indenture, dated as of May 7, 2020, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.
					X
4.14	Indenture, dated as of October 1, 1998, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	10-Q (SEC File No. 001-04721)	11/2/1998	4(b)
4.15
First Supplemental Indenture, dated as of January 15, 1999, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)
		8-K (SEC File No. 001-04721)	2/3/1999	4(b)
4.16	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	10/29/2001	99
4.17	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	9/11/2013	4.5
4.18	Fourth Supplemental Indenture, dated as of May 18, 2018, by and among Sprint Capital Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	5/18/2018	4.1
4.19
Fifth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Capital Corporation, Sprint Communications, Inc., Sprint Corporation, T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee.
					X
4.20	Indenture, dated as of November 20, 2006, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	11/9/2011	4.1
4.21	First Supplemental Indenture, dated as of November 9, 2011, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	11/9/2011	4.2
4.22	Fifth Supplemental Indenture, dated as of August 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	8/14/2012	4.1
4.23	Sixth Supplemental Indenture, dated as of November 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	11/14/2012	4.1
4.24	Seventh Supplemental Indenture, dated as of November 20, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	11/20/2012	4.1

4.25	Eighth Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.4
4.26	Thirteenth Supplemental Indenture, dated as of May 14, 2018, by and between Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K (SEC File No. 001-04721)	5/14/2018	4.2
4.27
Sixteenth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Communications, Inc., T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
					X
4.28	Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.1
4.29	First Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.2
4.30	Second Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.3
4.31	Third Supplemental Indenture, dated as of December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	12/12/2013	4.1
4.32	Fourth Supplemental Indenture, dated as of February 24, 2015, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	2/24/2015	4.1
4.33	Fifth Supplemental Indenture, dated as of February 22, 2018, by and among Sprint Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	2/22/2018	4.1
4.34	Sixth Supplemental Indenture, dated as of May 14, 2018, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	5/14/2018	4.1
4.35	Seventh Supplemental Indenture, dated as of February 3, 2020, by and among Sprint Corporation, Sprint Communications, Inc., the subsidiary guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K (SEC File No. 001-04721)	2/3/2020	4.2
4.36
Eighth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Corporation, Sprint Communications, Inc., T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
					X
4.37	First Supplemental Indenture, dated as of March 12, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/12/2018	4.1
4.38	Second Supplemental Indenture, dated as of June 6, 2018, to the Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas as trustee.	8-K (SEC File No. 001-04721)	6/6/2018	4.1

4.39	Third Supplemental Indenture, dated as of December 10, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	1/31/2019	4.1
4.40	Indenture, dated as of October 27, 2016, among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	11/2/2016	4.1
4.41	Series 2016-1 Supplement, dated as of October 27, 2016, among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	11/2/2016	4.2
4.42	First Supplemental Indenture to the Series 2016-1 Supplement, dated as of March 21, 2018 by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/21/2018	10.2
4.43	Series 2018-1 Supplement, dated as of March 21, 2018 by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/21/2018	10.1
4.44	Registration Rights Agreement, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Initial Guarantors (as defined therein) and Barclays Capital Inc., Deutsche Bank Securities Inc. and Goldman Sachs & Co. LLC, as representatives of the Initial Purchasers (as defined therein).	8-K	4/13/2020	4.7
4.45	Form of Transferable Subscription Rights Certificate.	8-K	6/26/2020	4.2
4.46	Proxy, Lock-Up and ROFR Agreement, dated as of June 22, 2020, among Deutsche Telekom, Claure Mobile LLC and Raul Marcelo Claure.	13D/A	6/24/2020	49
22.1	List of Guarantor Subsidiaries				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

August 6, 2020	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)