Form 10-Q/A
period 2020-06-30
T-Mobile US, Inc.
filed 2020-08-10
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Amendment No. 1)

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

EXPLANATORY NOTE
T-Mobile
US, Inc. (the “Company”) is filing this Amendment No. 1 on Form
10-Q
(this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2020 (the “Form
10-Q”),
as originally filed with the Securities and Exchange Commission (the “Commission”) on August 6, 2020 (the “Original Filing Date”). This Amendment No. 1 is being filed solely to (a) include Exhibits 10.1 through 10.33 in the Exhibit Index, which were inadvertently omitted from the Exhibit Index to the Form
10-Q,
(b) re-file
Exhibits 4.7, 4.13, 4.19, 4.27, 4.36 and 22.1 (collectively, the
“Re-Filed
Exhibits”) in order to correct minor formatting and other errors in the exhibits as originally filed due to file corruption discovered after filing the Form
10-Q
and (c) file Exhibits 10.3 through 10.8, 10.13 through 10.15, 10.25 through 10.26, and 10.29 through 10.30, which were inadvertently omitted from the Form
10-Q
(collectively, the “Filed Exhibits”). Additionally, in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule
13a-14(a)
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is not including new certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.
Except for the corrected Exhibit Index, the
Re-Filed
Exhibits and the Filed Exhibits, this Amendment No. 1 does not amend the Form
10-Q
in any way and does not modify or otherwise update any disclosures contained in the Form
10-Q,
which continues to speak as of the Original Filing Date (including, but not limited to, any forward-looking statements made in the Form
10-Q,
which have not been revised to reflect events that occurred or facts that became known after the date of the Form
10-Q,
and such forward-looking statements should be read in their historical context). Accordingly, this Amendment No. 1 should be read in conjunction with the Form
10-Q
and the Company’s other filings made with the Commission.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein

2.1	First Amendment, dated as of June 17, 2020, to the Asset Purchase Agreement, dated as of July 26, 2019, by and among T-Mobile US, Inc., Sprint Corporation and DISH Network Corporation.	8-K	6/17/2020	2.1

3.1	Fifth Amended and Restated Certificate of Incorporation of T-Mobile US, Inc.	8-K	4/1/2020	3.1

3.2	Seventh Amended and Restated Bylaws of T-Mobile US, Inc.	8-K	4/1/2020	3.2

4.1	Indenture, dated as of April 9, 2020 by and among T-Mobile USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee.	8-K	4/13/2020	4.1

4.2	First Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.500% Senior Secured Note due 2025.	8-K	4/13/2020	4.2

4.3	Second Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.750% Senior Secured Note due 2027.	8-K	4/13/2020	4.3

4.4	Third Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.875% Senior Secured Note due 2030.	8-K	4/13/2020	4.4

4.5	Fourth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.375% Senior Secured Note due 2040.	8-K	4/13/2020	4.5

4.6	Fifth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.500% Senior Secured Note due 2050.	8-K	4/13/2020	4.6

4.7	Sixth Supplemental Indenture, dated as of May 7, 2020, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.				X

4.8	Seventh Supplemental Indenture, dated as of June 24, 2020 by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 1.500% Senior Secured Note due 2026.	8-K	6/26/2020	4.2

4.9	Eighth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.050% Senior Secured Note due 2028.	8-K	6/26/2020	4.3

4.10	Ninth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.550% Senior Secured Note due 2031.	8-K	6/26/2020	4.4

4.11	Registration Rights Agreement, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Initial Guarantors (as defined therein) and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers (as defined therein).	8-K	6/26/2020	4.5

4.12	Forty-First Supplemental Indenture, dated as of April 1, 2020, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/6/2020	4.12

4.13	Forty-Second Supplemental Indenture, dated as of May 7, 2020, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.				X

4.14	Indenture, dated as of October 1, 1998, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	10-Q (SEC File No. 001-04721)	11/2/1998	4(b)

4.15	First Supplemental Indenture, dated as of January 15, 1999, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	2/3/1999	4(b)

4.16	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	10/29/2001	99

4.17	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	9/11/2013	4.5

4.18	Fourth Supplemental Indenture, dated as of May 18, 2018, by and among Sprint Capital Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	5/18/2018	4.1

4.19	Fifth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Capital Corporation, Sprint Communications, Inc., Sprint Corporation, T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee.				X

4.20	Indenture, dated as of November 20, 2006, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	11/9/2011	4.1

4.21	First Supplemental Indenture, dated as of November 9, 2011, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	11/9/2011	4.2

4.22	Fifth Supplemental Indenture, dated as of August 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	8/14/2012	4.1

4.23	Sixth Supplemental Indenture, dated as of November 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	11/14/2012	4.1

4.24	Seventh Supplemental Indenture, dated as of November 20, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	11/20/2012	4.1

4.25	Eighth Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.4

4.26	Thirteenth Supplemental Indenture, dated as of May 14, 2018, by and between Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K (SEC File No. 001-04721)	5/14/2018	4.2

4.27	Sixteenth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Communications, Inc., T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.				X

4.28	Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.1

4.29	First Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.2

4.30	Second Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.3

4.31	Third Supplemental Indenture, dated as of December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	12/12/2013	4.1

4.32	Fourth Supplemental Indenture, dated as of February 24, 2015, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	2/24/2015	4.1

4.33	Fifth Supplemental Indenture, dated as of February 22, 2018, by and among Sprint Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	2/22/2018	4.1

4.34	Sixth Supplemental Indenture, dated as of May 14, 2018, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	5/14/2018	4.1

4.35	Seventh Supplemental Indenture, dated as of February 3, 2020, by and among Sprint Corporation, Sprint Communications, Inc., the subsidiary guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K (SEC File No. 001-04721)	2/3/2020	4.2

4.36	Eighth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Corporation, Sprint Communications, Inc., T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.				X

4.37	First Supplemental Indenture, dated as of March 12, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/12/2018	4.1

4.38	Second Supplemental Indenture, dated as of June 6, 2018, to the Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas as trustee.	8-K (SEC File No. 001-04721)	6/6/2018	4.1

4.39	Third Supplemental Indenture, dated as of December 10, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	1/31/2019	4.1

4.40	Indenture, dated as of October 27, 2016, among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	11/2/2016	4.1

4.41	Series 2016-1 Supplement, dated as of October 27, 2016, among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	11/2/2016	4.2

4.42	First Supplemental Indenture to the Series 2016-1 Supplement, dated as of March 21, 2018 by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/21/2018	10.2

4.43	Series 2018-1 Supplement, dated as of March 21, 2018 by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/21/2018	10.1

4.44	Registration Rights Agreement, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Initial Guarantors (as defined therein) and Barclays Capital Inc., Deutsche Bank Securities Inc. and Goldman Sachs & Co. LLC, as representatives of the Initial Purchasers (as defined therein).	8-K	4/13/2020	4.7

4.45	Form of Transferable Subscription Rights Certificate.	8-K	6/26/2020	4.2

4.46	Proxy, Lock-Up and ROFR Agreement, dated as of June 22, 2020, among Deutsche Telekom, Claure Mobile LLC and Raul Marcelo Claure.	13D/A	6/24/2020	49

10.1	Second Amended and Restated Stockholders’ Agreement, dated as of June 22, 2020, by and among T-Mobile US, Inc., Deutsche Telekom AG and SoftBank Group Corp.	3ASR	6/22/2020	4.2

10.2	Amendment No. 1, dated as of April 1, 2020, to the License Agreement, dated as of April 30, 2013, by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	4/1/2020	10.3

10.3	Credit Agreement, dated as of April 1, 2020, by and among T-Mobile USA, Inc., the issuing banks and lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.				X

10.4	Guarantee Agreement, dated as of April 1, 2020, by and among T-Mobile US, Inc., T-Mobile USA, Inc. and the other guarantors party thereto in favor of Deutsche Bank AG New York Branch, as administrative agent.				X

10.5	Bridge Term Loan Credit Agreement, dated as of April 1, 2020, by and among T-Mobile USA, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.				X

10.6	Guarantee Agreement, dated as of April 1, 2020, by and among T-Mobile US, Inc., T-Mobile USA, Inc. and the other guarantors party thereto in favor of Goldman Sachs Bank USA, as administrative agent.				X

10.7	Collateral Agreement, dated as of April 1, 2020, by and among T-Mobile US, Inc., T-Mobile USA, Inc. and the other grantors party thereto in favor of Deutsche Bank Trust Company Americas, as collateral trustee.				X

10.8	Collateral Trust and Intercreditor Agreement, dated as of April 1, 2020, by and among T-Mobile US, Inc., T-Mobile USA, Inc., the other grantors party thereto, Deutsche Bank AG New York Branch, as first priority agent, the holder representatives party thereto and Deutsche Bank Trust Company Americas, as collateral trustee.				X

10.9	Guarantee and Collateral Agreement, dated October 27, 2016, among Deutsche Bank Trust Company Americas, Sprint Spectrum PledgeCo LLC, Sprint Spectrum PledgeCo II LLC, Sprint Spectrum PledgeCo III LLC, Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC.	8-K (SEC File No. 001-04721)	11/2/2016	10.1

10.10	Intra-Company Spectrum Lease Agreement, dated as of October 27, 2016, among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC and the guarantors.	8-K (SEC File No. 001-04721)	11/2/2016	10.2

10.11	First Amendment to Intra-Company Spectrum Lease Agreement, dated as of March 12, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC.	8-K (SEC File No. 001-04721)	3/12/2018	10.1

10.12	Second Amendment to Intra-Company Spectrum Lease Agreement, dated as of June 6, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC, Sprint Corporation and the subsidiary guarantors.	8-K (SEC File No. 001-04721)	6/6/2018	10.1

10.13	Guarantee Assumption Agreement, dated as of April 1, 2020, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC, T-Mobile, T-Mobile USA and certain subsidiary guarantors.				X

10.14	Guarantee Assumption Agreement, dated as of May 7, 2020, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.				X

10.15	Third Amendment to the Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of April 30, 2020, among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., jointly and severally as guarantors, Royal Bank of Canada, as Administrative Agent, and the various funding Agents party to the RPAA.				X

10.16*	Sprint Corporation 2007 Omnibus Incentive Plan.	8-K (SEC File No. 001-04721)	9/20/2013	10.2

10.17*	Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan.	10-Q (SEC File No. 001-04721)	2/6/2017	10.1

10.18*	Form of Sprint Corporation Evidence of Award 2014 Long-term Incentive Plan Stock Options.	8-K (SEC File No. 001-04721)	8/11/2015	Exhibit B to 10.1

10.19*	Form of Sprint Corporation Evidence of Award Turnaround Incentive Award Restricted Stock Units.	8-K (SEC File No. 001-04721)	8/11/2015	Exhibit E to 10.1

10.20*	Form of Sprint Corporation Evidence of Award 2014 Long-term Incentive Plan Stock Options.	10-Q (SEC File No. 001-04721)	8/8/2014	10.12

10.21*	Form of Sprint Corporation Award Agreement (awarding restricted stock units) under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q (SEC File No. 001-04721)	8/3/2017	10.5

10.22*	Form of Sprint Corporation Award Agreement (awarding performance-based restricted stock units) under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q (SEC File No. 001-04721)	8/3/2017	10.6

10.23*	Form of Sprint Corporation Award Agreement (awarding stock options) under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q (SEC File No. 001-04721)	8/3/2017	10.3

10.24*	Form of Sprint Corporation Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q (SEC File No. 001-04721)	11/1/2016	10.1

10.25*	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.				X

10.26*	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Executive Officers under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.				X

10.27*	Form of Award Agreement (awarding restricted stock units) under the Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan for non-employee directors.	10-Q (SEC File No. 001-04721)	11/9/2015	10.5

10.28*	Sprint Corporation Form of Election to Defer Delivery of Shares Subject to RSUs (Outside Directors).	10-K (SEC File No. 001-04721)	5/17/2016	10.95

10.29*	Consulting Agreement by and between the Company and J. Braxton Carter effective as of July 1, 2020.				X

10.30*	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015, June 16, 2016, June 13, 2017, June 13, 2019 and June 4, 2020).				X

10.31	Master Framework Agreement, dated as of June 22, 2020, by and among SoftBank Group Corp., SoftBank Group Capital Ltd, Delaware Project 4 L.L.C., Delaware Project 6 L.L.C., Claure Mobile LLC, Deutsche Telekom AG, T-Mobile US, Inc. and T-Mobile Agent LLC.	8-K	6/26/2020	10.1

10.32	Share Repurchase Agreement, dated as of June 22, 2020, between SoftBank Group Capital Ltd and T-Mobile US, Inc.	8-K	6/26/2020	10.2

10.33	Share Purchase Agreement, dated as of June 22, 2020, among Raul Marcelo Claure, Claure Mobile LLC and T-Mobile US, Inc.	13D/A	6/25/2020	15

22.1	List of Guarantor Subsidiaries				X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	8/6/2020	32.1

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	8/6/2020	32.2

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.	10-Q	8/6/2020	101.SCH	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-Q	8/6/2020	101.CAL	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-Q	8/6/2020	101.DEF	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-Q	8/6/2020	101.LAB	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-Q	8/6/2020	101.PRE	X

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Indicates a management contract or compensatory plan or arrangement.
**	Previously furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

August 10, 2020	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)