Form 10-Q
period 2020-09-30
T-Mobile US, Inc.
filed 2020-11-05
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 30, 2020
Common Stock, par value $0.00001 per share	1,241,186,776

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended September 30, 2020

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$6,571	$1,528
Accounts receivable, net of allowance for credit losses of $208 and $61	4,313	1,888
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $450 and $333	3,083	2,600
Accounts receivable from affiliates	19	20
Inventory	1,931	964
Prepaid expenses	659	333
Other current assets	2,889	1,972
Total current assets	19,465	9,305
Property and equipment, net	38,567	21,984
Operating lease right-of-use assets	27,999	10,933
Financing lease right-of-use assets	3,038	2,715
Goodwill	10,906	1,930
Spectrum licenses	82,891	36,465
Other intangible assets, net	5,660	115
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $87 and $66	1,398	1,583
Other assets	2,519	1,891
Total assets	$192,443	$86,921
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$8,389	$6,746
Payables to affiliates	135	187
Short-term debt	3,713	25
Deferred revenue	1,078	631
Short-term operating lease liabilities	3,658	2,287
Short-term financing lease liabilities	1,050	957
Other current liabilities	1,817	1,673
Total current liabilities	19,840	12,506
Long-term debt	58,345	10,958
Long-term debt to affiliates	4,711	13,986
Tower obligations	3,079	2,236
Deferred tax liabilities	10,373	5,607
Operating lease liabilities	26,658	10,539
Financing lease liabilities	1,373	1,346
Other long-term liabilities	3,577	954
Total long-term liabilities	108,116	45,626
Commitments and contingencies (Note 17)
Stockholders' equity
Common Stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,242,003,310 and 858,418,615 shares issued, 1,240,458,618 and 856,905,400 shares outstanding	—	—
Additional paid-in capital	72,705	38,498
Treasury stock, at cost, 1,544,692 and 1,513,215 shares issued	(11)	(8)
Accumulated other comprehensive loss	(1,621)	(868)
Accumulated deficit	(6,586)	(8,833)
Total stockholders' equity	64,487	28,789
Total liabilities and stockholders' equity	$192,443	$86,921
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2020	2019	2020	2019
Revenues
Postpaid revenues	$10,209	$5,746	$26,055	$16,852
Prepaid revenues	2,383	2,385	7,067	7,150
Wholesale revenues	930	321	1,663	938
Roaming and other service revenues	617	261	1,430	710
Total service revenues	14,139	8,713	36,215	25,650
Equipment revenues	4,953	2,186	11,339	6,965
Other revenues	180	162	502	505
Total revenues	19,272	11,061	48,056	33,120
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,314	1,733	8,051	4,928
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,367	2,704	10,563	8,381
Selling, general and administrative	4,876	3,498	14,168	10,483
Impairment expense	—	—	418	—
Depreciation and amortization	4,150	1,655	9,932	4,840
Total operating expenses	16,707	9,590	43,132	28,632
Operating income	2,565	1,471	4,924	4,488
Other income (expense)
Interest expense	(765)	(184)	(1,726)	(545)
Interest expense to affiliates	(44)	(100)	(206)	(310)
Interest income	3	5	21	17
Other (expense) income, net	(99)	3	(304)	(12)
Total other expense, net	(905)	(276)	(2,215)	(850)
Income from continuing operations before income taxes	1,660	1,195	2,709	3,638
Income tax expense	(407)	(325)	(715)	(921)
Income from continuing operations	1,253	870	1,994	2,717
Income from discontinued operations, net of tax	—	—	320	—
Net income	$1,253	$870	$2,314	$2,717

Net income	$1,253	$870	$2,314	$2,717
Other comprehensive loss, net of tax
Unrealized gain (loss) on cash flow hedges, net of tax effect of $12, $(88) , $(261) and $(256)	33	(257)	(757)	(738)
Unrealized gain on foreign currency translation adjustment, net of tax effect of $1, $0, $1, and $0	4	—	4	—
Other comprehensive income (loss)	37	(257)	(753)	(738)
Total comprehensive income	$1,290	$613	$1,561	$1,979
Earnings per share
Basic earnings per share:
Continuing operations	$1.01	$1.02	$1.79	$3.18
Discontinued operations	—	—	0.29	—
Basic	$1.01	$1.02	$2.08	$3.18
Diluted earnings per share:
Continuing operations	$1.00	$1.01	$1.78	$3.15
Discontinued operations	—	—	0.28	—
Diluted	$1.00	$1.01	$2.06	$3.15
Weighted average shares outstanding
Basic	1,238,450,665	854,578,241	1,111,511,964	853,391,370
Diluted	1,249,798,740	862,690,751	1,122,040,528	862,854,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Operating activities
Net income	$1,253	$870	$2,314	$2,717
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,150	1,655	9,932	4,840
Stock-based compensation expense	161	126	558	366
Deferred income tax expense	335	294	743	849
Bad debt expense	143	74	489	218
(Gains) losses from sales of receivables	(18)	28	37	91
Losses on redemption of debt	108	—	271	19
Impairment expense	—	—	418	—
Changes in operating assets and liabilities
Accounts receivable	(1,538)	(745)	(2,784)	(2,693)
Equipment installment plan receivables	(306)	(78)	(110)	(478)
Inventories	(549)	(36)	(1,613)	(139)
Operating lease right-of-use assets	1,062	491	2,526	1,395
Other current and long-term assets	(8)	(118)	(106)	(288)
Accounts payable and accrued liabilities	(964)	(395)	(2,630)	(339)
Short and long-term operating lease liabilities	(1,145)	(549)	(2,947)	(1,592)
Other current and long-term liabilities	(51)	42	(2,162)	136
Other, net	139	89	230	185
Net cash provided by operating activities	2,772	1,748	5,166	5,287
Investing activities
Purchases of property and equipment, including capitalized interest of $108, $118, $339 and $361	(3,217)	(1,514)	(7,227)	(5,234)
Refunds (purchases) of spectrum licenses and other intangible assets, including deposits	17	(13)	(827)	(863)
Proceeds related to beneficial interests in securitization transactions	855	900	2,325	2,896
Net cash related to derivative contracts under collateral exchange arrangements	—	—	632	—
Acquisition of companies, net of cash and restricted cash acquired	—	(31)	(5,000)	(31)
Proceeds from the divestiture of prepaid business	1,238	—	1,238	—
Other, net	(25)	1	(209)	(6)
Net cash used in investing activities	(1,132)	(657)	(9,068)	(3,238)
Financing activities
Proceeds from issuance of long-term debt	—	—	26,694	—
Payments of consent fees related to long-term debt	—	—	(109)	—
Proceeds from borrowing on revolving credit facility	—	575	—	2,340
Repayments of revolving credit facility	—	(575)	—	(2,340)
Repayments of financing lease obligations	(246)	(235)	(764)	(550)
Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities	(231)	(300)	(407)	(300)
Repayments of long-term debt	(5,678)	—	(16,207)	(600)
Issuance of common stock	2,550	—	19,840	—
Repurchases of common stock	(2,546)	—	(19,536)	—
Proceeds from issuance of short-term debt	—	—	18,743	—
Repayments of short-term debt	—	—	(18,929)	—
Tax withholdings on share-based awards	(72)	(4)	(351)	(108)
Cash payments for debt prepayment or debt extinguishment costs	(58)	—	(82)	(28)
Other, net	137	(4)	139	(13)
Net cash (used in) provided by financing activities	(6,144)	(543)	9,031	(1,599)
Change in cash and cash equivalents, including restricted cash	(4,504)	548	5,129	450
Cash and cash equivalents, including restricted cash
Beginning of period	11,161	1,105	1,528	1,203
End of period	$6,657	$1,653	$6,657	$1,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2020	1,237,338,994	$(12)	$72,505	$(1,658)	$(7,839)	$62,996
Net income	—	—	—	—	1,253	1,253
Other comprehensive income	—	—	—	37	—	37
Stock-based compensation	—	—	177	—	—	177
Exercise of stock options	483,266	—	27	—	—	27
Stock issued for employee stock purchase plan	897,732	—	65	—	—	65
Issuance of vested restricted stock units	2,383,098	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(648,872)	—	(72)	—	—	(72)
Distribution from NQDC plan	4,400	1	(1)	—	—	—
Shares issued in secondary offering (1)	24,750,000	—	2,550	—	—	2,550
Shares repurchased from SoftBank	(24,750,000)	—	(2,546)	—	—	(2,546)
Balance as of September 30, 2020	1,240,458,618	$(11)	$72,705	$(1,621)	$(6,586)	$64,487

Balance as of December 31, 2019	856,905,400	$(8)	$38,498	$(868)	$(8,833)	$28,789
Net income	—	—	—	—	2,314	2,314
Other comprehensive loss	—	—	—	(753)	—	(753)
Executive put option	(342,000)	—	1	—	—	1
Stock-based compensation	—	—	601	—	—	601
Exercise of stock options	794,853	—	42	—	—	42
Stock issued for employee stock purchase plan	2,144,036	—	148	—	—	148
Issuance of vested restricted stock units	11,295,402	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(3,703,906)	—	(351)	—	—	(351)
Distribution from NQDC plan	(31,477)	(3)	3	—	—	—
Shares issued in secondary offering (1)	198,314,426	—	19,766	—	—	19,766
Shares repurchased from SoftBank (2)	(198,314,426)	—	(19,536)	—	—	(19,536)
Merger consideration	373,396,310	—	33,533	—	—	33,533
Prior year Retained Earnings	—	—	—	—	(67)	(67)
Balance as of September 30, 2020	1,240,458,618	$(11)	$72,705	$(1,621)	$(6,586)	$64,487
(1) Shares issued includes 5.0 million shares purchased by Marcelo Claure.
(2) In connection with the SoftBank Monetization (as defined below) we received a payment of $304 million from SoftBank (as defined below). This amount, net of tax, was treated as a reduction of the purchase price of the shares acquired from SoftBank and was recorded as Additional paid-in capital.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2019	854,452,642	$(8)	$38,242	$(813)	$(10,454)	$26,967
Net income	—	—	—	—	870	870
Other comprehensive loss	—	—	—	(257)	—	(257)
Stock-based compensation	—	—	140	—	—	140
Exercise of stock options	19,619	—	—	—	—	—
Stock issued for employee stock purchase plan	955,849	—	55	—	—	55
Issuance of vested restricted stock units	179,155	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(53,349)	—	(4)	—	—	(4)
Transfer RSU from NQDC plan	3,755	—	—	—	—	—
Balance as of September 30, 2019	855,557,671	$(8)	$38,433	$(1,070)	$(9,584)	$27,771

Balance as of December 31, 2018	850,180,317	$(6)	$38,010	$(332)	$(12,954)	$24,718
Net income	—	—	—	—	2,717	2,717
Other comprehensive loss	—	—	—	(738)	—	(738)
Stock-based compensation	—	—	404	—	—	404
Exercise of stock options	70,754	—	1	—	—	1
Stock issued for employee stock purchase plan	2,091,650	—	124	—	—	124
Issuance of vested restricted stock units	4,729,270	—	—	—	—	—
Issuance of restricted stock awards	(20,769)	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,474,011)	—	(108)	—	—	(108)
Transfer RSU from NQDC plan	(19,540)	(2)	2	—	—	—
Prior year Retained Earnings	—	—	—	—	653	653
Balance as of September 30, 2019	855,557,671	$(8)	$38,433	$(1,070)	$(9,584)	$27,771

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

On July 26, 2019, pursuant to the requirement as set forth in the U.S. Department of Justice’s (the “DOJ”) complaint and proposed final judgement (the “Consent Decree”), T-Mobile entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sprint and DISH Network Corporation (“DISH”). Pursuant to the Asset Purchase Agreement and upon the terms and subject to the conditions thereof, on July 1, 2020, DISH acquired the prepaid wireless business operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Telecommunications Company and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets (the “Prepaid Business”) and assumed certain related liabilities (the “Prepaid Transaction”). Upon closing of the Prepaid Transaction, we received $1.4 billion from DISH, subject to a working capital adjustment.

The revenues and expenses of the Prepaid Business are presented as discontinued operations for the nine months ended September 30, 2020.

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

Significant Accounting Policies

Upon the close of our Merger with Sprint, we have adopted or applied the significant accounting policies described below to the applicable transactions and activities of the consolidated company.

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

Index for Notes to the Condensed Consolidated Financial Statements
The Agreements with educational and certain non-profit institutions are typically for five to ten years with automatic renewal provisions, bringing the total term of the agreement up to 30 years. A majority of the Agreements include a right of first refusal to acquire, lease or otherwise use the license at the end of the automatic renewal periods.

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
We recognized the aggregation premium as part of the FCC spectrum licenses indefinite-lived intangible assets.

Brightstar Distribution

We have arrangements with Brightstar US, Inc. (“Brightstar”), a subsidiary of SoftBank, whereby Brightstar provides supply chain and inventory management services to us in our indirect channels. T-Mobile may sell devices through Brightstar to T-Mobile indirect dealers who then sell the device to the end customer (i.e., the service subscriber).

The supply chain and inventory management arrangement includes, among other things, that Brightstar may purchase inventory from the original equipment manufacturers (“OEM”) to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to these indirect dealers.

Devices sold from T-Mobile to Brightstar do not meet the criteria for a sale. Devices transferred from T-Mobile to Brightstar remain in inventory until control is transferred upon the sale of the device to the end customers, and in some circumstances to the indirect dealer.

For service subscribers who choose to lease a device previously sold to the indirect dealer, T-Mobile will repurchase the device from the indirect dealer and originate a lease directly with the end customer. Repurchase activity from the indirect dealer is estimated and treated as a right of return, reducing equipment revenue at the time of sale to the indirect dealer. Upon lease to the end customer, T-Mobile recognizes lease revenue over the associated lease term within Equipment revenues in our Condensed Consolidated Statements of Comprehensive Income.

Device Leases

Through the Merger, we acquired device lease contracts in which Sprint is the lessor (the “Sprint Flex Lease Program”), substantially all of which are classified as operating leases, as well as the associated fixed assets (i.e., the leased devices). These leased devices were recorded as fixed assets at their acquisition date fair value and presented within Property and equipment, net on our Condensed Consolidated Balance Sheets.

Our leasing programs include JUMP! On Demand and the Sprint Flex Lease Program acquired through the Merger. We depreciate leased devices on a group basis using the straight-line method over the estimated useful life of the device. The estimated useful life reflects the period for which we estimate the group of leased devices will provide utility to us, which may be longer than the initial lease term based on customer options in the Sprint Flex Lease program to renew the lease on a month-to-month basis after the initial lease term concludes. In determining the estimated useful life, we consider the lease term (e.g., 18 months and month-to-month renewal options for the Sprint Flex Lease Program), trade-in activity and write-offs for lost and stolen devices. Lost and stolen devices are incorporated into the estimates of depreciation expense and recognized as an adjustment to accumulated depreciation when the loss event occurs. Our policy of using the group method of depreciation has been applied to acquired leased devices as well as leases originated subsequent to the Merger close. Acquired leased devices are grouped based on the age of the device. Revenues associated with the leased wireless devices, net of lease incentives, are generally recognized straight-line over the lease term.

Index for Notes to the Condensed Consolidated Financial Statements

Upon device upgrade or at lease end, customers in the JUMP! on Demand lease program must return or purchase their device, and customers in the Sprint Flex Lease Program have the option to return or purchase their device or to renew their lease on a month-to-month basis at the end of the lease term. Returned devices are transferred from Property and equipment, net to Inventory on our Condensed Consolidated Balance Sheets and are valued at the lower of cost or net realizable value, with any write-down recognized as Cost of equipment sales in our Condensed Consolidated Statements of Comprehensive Income.

Cost to Acquire a Contract

We capitalize postpaid sales commissions for service activation as costs to acquire a contract and amortize them over the estimated period of benefit, currently 24 months. Prepaid commissions are expensed as incurred as their estimated period of benefit does not extend beyond 12 months. Commissions paid upon device upgrade are not capitalized if a customer contract is less than one year. Commissions paid when the customer has a lease are treated as initial direct costs and recognized over the lease term.

Our policies for the capitalization and amortization of costs to acquire a contract are applied to the Sprint, Boost (up to the sale of the Boost prepaid business to Dish on July 1, 2020) and Assurance Wireless brands subsequent to the Merger close.

Device Purchases Cash Flow Presentation

We classify all device purchases, whether acquired for sale or lease, as operating cash outflows as our predominant strategy is to sell devices to customers rather than lease them. See Note 19 – Additional Financial Information for disclosures of Leased devices transferred from inventory to property and equipment and Returned leased devices transferred from property and equipment to inventory.

Imputed Interest on EIP Receivables

We record the effects of financing on all equipment installment plan (“EIP”) loans regardless of whether or not the financing is considered to be significant. The imputation of interest results in a discount of the EIP receivable, thereby adjusting the transaction price of the contract with the customer, which is then allocated to the performance obligations of the arrangement.

For indirect channel loans to the end service customer in which the sale of the device was to the dealer (sell-in basis), the effect of imputing interest is recognized as a reduction to service revenue over the service contract period, the only performance obligation with the service customer as the device sale was recognized when transferred to the dealer.

Our policies for imputed interest on EIP receivables are applied to loans originated for Sprint and Boost (up to the sale of the Boost prepaid business to DISH on July 1, 2020) customers subsequent to Merger close.

Cell Tower Lease-Out and Leaseback Arrangement

Prior to the Merger, Sprint entered into a lease-out and leaseback agreement with Global Signal, Inc. a third party that was subsequently acquired by Crown Castle International Corp. (“CCI”). CCI was granted exclusive rights to lease 6,600 communications towers (lease-out) for 32 years, which were originally constructed by Sprint on land that Sprint leased from individual landowners. Sprint received upfront proceeds in 2005 of $1.2 billion and obtained the right to use a portion of the space on the towers with a stipulated monthly payment (leaseback), generally with a ten-year initial term with five-year renewal options.

The arrangement is accounted for as a financing, with the cell towers owned by Sprint included in Property and equipment and a financing obligation for the amounts contractually due to CCI included in Tower obligations in our Condensed Consolidated Balance Sheets. The tower assets are depreciated to their estimated residual value and payments to CCI are recognized as interest expense and a reduction to the financing obligation. See Note 9 – Tower Obligations for further information on this arrangement.

Wireline revenue

Performance obligations related to our Wireline customers involve the provision of services to corporate customers. Wireline service performance obligations are typically satisfied over a period between 24 and 36 months. Amounts due for services are invoiced and collected periodically over the relevant service period. Wireline contracts are not subject to significant amounts of variable consideration, other than charges intended to partially recover taxes imposed on the Company, including fees related to

Index for Notes to the Condensed Consolidated Financial Statements
the Universal Service Fund. Such fees are based on the customer's monthly usage and are therefore included in the corresponding distinct months of Wireline services. Our Wireline contracts do provide the customer with monthly options to purchase goods or services at prices commensurate with the standalone selling prices for those goods or services, as determined at contract inception. Wireline revenues are included within Roaming and other service revenues in our Condensed Consolidated Statements of Comprehensive Income.

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

Restricted Cash

Certain provisions of our debt agreements require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash and are included within Other assets in our Condensed Consolidated Balance Sheets.

Advertising and Search Revenues

Effective April 1, 2020, certain of our advertising and search revenues are now presented within Roaming and other service revenues, resulting in a reclassification of $130 million and $364 million for the three and nine months ended September 30, 2019, respectively. These revenues were previously presented within Other revenues in our Condensed Consolidated Statements of Comprehensive Income. Prior periods have been reclassified to conform to current period presentation.

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

Under the new credit loss standard, we recognize lifetime expected credit losses at the inception of our credit risk exposures whereas we previously recognized credit losses only when it was probable that they had been incurred. We also recognize expected credit losses on our EIP receivables, which are inclusive of all installment receivables acquired in the Merger or issued thereafter, separately from, and in addition to, any unamortized discount on those receivables. Prior to the adoption of the new credit loss standard, we had offset our estimate of probable losses on our EIP receivables by the amount of the related unamortized discounts on those receivables. We have developed an expected credit loss model incorporating forward-looking loss indicators. The cumulative effect of initially applying the new credit loss standard on our receivables portfolio on January 1, 2020 was an increase to our allowance for credit losses of $91 million, a decrease to our net deferred tax liabilities of $24 million and an increase to our Accumulated deficit of $67 million.

For EIP receivables acquired in the Merger, we also recognize expected credit losses separately from, and in addition to, the acquisition date fair value of the acquired EIP receivables.

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

Equipment Installment Plan Receivables Portfolio Segment

We offer certain retail customers the option to pay for their devices and other purchases in installments, generally over a period of 24 months using an EIP. EIP receivables are presented in our Condensed Consolidated Balance Sheets at the amortized cost basis (i.e., the receivables’ unpaid principal balance adjusted for any write-offs and unamortized discounts), net of the allowance for expected credit losses. At the time of an installment sale, we impute a discount for interest if the term exceeds 12 months as there is no stated rate of interest on the receivables. The receivables are recorded at their present value, which is determined by discounting expected future cash payments at the imputed interest rate. This adjustment results in a discount which is allocated to the performance obligations of the arrangement and recorded as a reduction in transaction price in Total service revenues and Equipment revenues in our Condensed Consolidated Statements of Comprehensive Income. The imputed discount rate is the current market interest rate and is predominately comprised of the estimated credit risk underlying the EIP receivable, reflecting the estimated credit worthiness of the customer. The imputed discount on receivables is amortized over the financed installment term using the effective interest method and recognized as Other revenues in our Condensed Consolidated Statements of Comprehensive Income.

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

Allowance for Credit Losses

We maintain an allowance for expected credit losses and determine its appropriateness through an established process that assesses the lifetime credit losses that we expect to incur related to our receivable portfolio. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within the portfolio of receivables, as of period end. We develop and document our allowance methodology for each of our accounts receivable and EIP receivable portfolio segments. While we attribute portions of the allowance to our respective accounts receivable and EIP portfolio segments, the entire allowance is available to absorb expected credit losses related to the total receivable portfolio.

Determining the appropriate level of allowance for credit losses requires significant judgment. Our process involves procedures to appropriately consider the unique risk characteristics of our accounts receivable and EIP receivable portfolio segments. For each portfolio segment, losses are estimated collectively for groups of receivables with similar characteristics. Our allowance levels are influenced by receivable volumes, receivable delinquency status, historical loss experience and other conditions influencing loss expectations, such as changes in credit and collections policies and forecasts of macro-economic conditions.

Total imputed discount and allowances, which includes all accounts receivable and EIP receivables acquired in the Merger or issued thereafter, were approximately 7.8% and 7.0% of the total amount of gross accounts receivable, including EIP receivables, at September 30, 2020 and December 31, 2019, respectively.

We consider a receivable past due when a customer has not paid us by the contractually specified payment due date. Account balances are written off against the allowance for credit losses if collection efforts are unsuccessful and the receivable balance is deemed uncollectible, based on factors such as customer credit ratings as well as the length of time the amounts are past due.

If there is a deterioration of our customers’ financial condition or if future actual default rates on receivables in general differ from those currently anticipated, we will adjust our allowance for credit losses accordingly, which may materially affect our financial results in the period the adjustments are made.

Index for Notes to the Condensed Consolidated Financial Statements
Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard also requires the presentation of the amortization of the capitalized implementation costs in the same line item in the Condensed Consolidated Statements of Comprehensive Income as the fees associated with the hosting arrangement. The standard became effective for us, and we adopted the standard, on January 1, 2020. We adopted the standard on a prospective basis applying it to implementation costs incurred subsequent to January 1, 2020 and as a result did not restate the prior periods presented in the condensed consolidated financial statements. The adoption of the standard did not have a material impact on our condensed consolidated financial statements for the nine months ended September 30, 2020.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The standard removes certain exceptions to the general principles in Topic 740. We early adopted the standard on January 1, 2020 and have applied the standard retrospectively to all periods presented. The adoption of this standard did not have a material impact on our condensed consolidated financial statements for the nine months ended September 30, 2020.

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

The Letter Agreement requires T-Mobile to issue to SoftBank 48,751,557 shares of T-Mobile common stock, subject to the

Index for Notes to the Condensed Consolidated Financial Statements
terms and conditions set forth in the Letter Agreement, for no additional consideration, if certain conditions are met. The issuance of these shares is contingent on the trailing 45-day volume-weighted average price per share of T-Mobile common stock on the NASDAQ Global Select Market being equal to or greater than $150.00, at any time during the period commencing on April 1, 2022 and ending on December 31, 2025. If the threshold price is not met, then none of the SoftBank Specified Shares Amount will be issued.

Closing of Sprint Merger

On April 1, 2020, we completed the Merger, and as a result, Sprint and its subsidiaries became wholly owned consolidated subsidiaries of T-Mobile. Sprint was the fourth-largest telecommunications company in the U.S. offering a comprehensive range of wireless and wireline communication products and services. As a combined company, we expect to be able to rapidly launch a broad and deep nationwide 5G network, accelerate innovation, increase competition in the U.S. wireless, video and broadband industries and achieve significant synergies and cost reductions by eliminating redundancies within the combined network as well as other business processes and operations. We combined the Sprint and T-Mobile operations under the T-Mobile brand nationwide on August 2, 2020.

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

Additional components of consideration included the repayment of certain of Sprint’s debt, replacement equity awards attributable to pre-combination services, contingent consideration and a cash payment received for certain reimbursed Merger expenses.

Immediately following the closing of the Merger and the surrender of the SoftBank Specified Shares Amount, pursuant to the Letter Agreement described above, DT and SoftBank held, directly or indirectly, approximately 43.6% and 24.7%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 31.7% of the outstanding T-Mobile common stock held by other stockholders.

Consideration Transferred

The acquisition-date fair value of consideration transferred in the Merger totaled $40.8 billion, comprised of the following:

(in millions)	April 1, 2020
Fair value of T-Mobile common stock issued to Sprint stockholders(1)	$31,328
Fair value of T-Mobile replacement equity awards attributable to pre-combination service(2)	323
Repayment of Sprint’s debt (including accrued interest and prepayment penalties)(3)	7,396
Value of contingent consideration(4)	1,882
Payment received from selling stockholder(5)	(102)
Total consideration exchanged	$40,827

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

Fair Value of Assets Acquired and Liabilities Assumed

We accounted for the Merger as a business combination. The identifiable assets acquired and liabilities assumed of Sprint were recorded at their preliminary fair values as of the acquisition date and consolidated with those of T-Mobile. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. For the preliminary fair values of the assets acquired and liabilities assumed, we used the cost, income and market approaches, including market participant assumptions.

The following table summarizes the preliminary fair values for each major class of assets acquired and liabilities assumed at the acquisition date. We retained the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities. We are in the process of finalizing the valuation of the assets acquired and liabilities assumed including income tax related amounts. Therefore, the preliminary fair values set forth below are subject to further adjustment as additional information is obtained and the valuations are completed.

(in millions)	April 1, 2020
Cash and cash equivalents	$2,214
Accounts receivable	1,650
Equipment installment plan receivables	1,024
Inventory	658
Prepaid expenses	140
Assets held for sale	1,908
Other current assets	642
Property and equipment	17,230
Operating lease right-of-use assets	6,583
Financing lease right-of-use assets	291
Goodwill	9,194
Spectrum licenses	45,400
Other intangible assets	6,325
Equipment installment plan receivables due after one year, net	247
Other assets (1)	541
Total assets acquired	94,047
Accounts payable and accrued liabilities	4,907
Short-term debt	2,760
Deferred revenue	508
Short-term operating lease liabilities	1,818
Short-term financing lease liabilities	8
Liabilities held for sale	475
Other current liabilities	650
Long-term debt	29,037
Tower obligations	950
Deferred tax liabilities	3,866
Operating lease liabilities	5,615
Financing lease liabilities	12
Other long-term liabilities	2,614
Total liabilities assumed	53,220
Total consideration transferred	$40,827
(1) Included in Other assets acquired is $80 million in restricted cash.

Index for Notes to the Condensed Consolidated Financial Statements
Amounts previously disclosed for the estimated values of certain acquired assets and liabilities assumed have been revised based on additional information arising subsequent to the initial valuation. These revisions to the estimated values did not have a significant impact on our Condensed Consolidated Statements of Comprehensive Income.

Intangible Assets and Liabilities

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

Other intangible assets include $4.9 billion of subscriber relationships with a weighted-average useful life of eight years and tradenames of $207 million with a useful life of two years. Leased spectrum arrangements that have favorable (asset) and unfavorable (liability) terms compared to current market rates were provisionally assigned fair values of $790 million and $197 million, respectively, with 18 year and 19 year weighted average useful lives, respectively.

The preliminary fair value of Spectrum licenses of $45.4 billion was estimated using the income approach and the Greenfield Method. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach include the discount rate, market share, estimated capital and operating expenditures and forecasted long-term growth rates and service revenue over an estimated period of time for a hypothetical market participant that enters the wireless industry and builds a nationwide wireless network.

Acquired Receivables

The fair value of the assets acquired include Accounts receivable of $1.7 billion and EIP receivables of $1.3 billion. The unpaid principal balance under these contracts as of the Merger date was $1.7 billion and $1.6 billion, respectively. The difference between the fair value and the unpaid principal balance primarily represents amounts expected to be uncollectible.

Indemnification Assets and Contingent Liabilities

Pursuant to Amendment No 2. to the Business Combination Agreement, SoftBank agreed to indemnify us against certain specified matters and losses. As of September 30, 2020, we have recorded contingent liabilities and an offsetting indemnification asset for the expected reimbursement by SoftBank. The liabilities are presented in Accounts payable and accrued liabilities, and the indemnification asset is presented in Other current assets within our Condensed Consolidated Balance Sheets. Subsequent to September 30, 2020, we reached an agreement on certain matters, which will result in a payment of $200 million to resolve the FCC’s investigation. SoftBank has agreed to indemnify us for the settlement amount. We expect that any additional liabilities related to these indemnified matters would be indemnified and reimbursed by SoftBank.

Transaction Costs

We recognized transaction costs of $8 million and $30 million for the three months ended September 30, 2020 and 2019, respectively, and $192 million and $81 million for the nine months ended September 30, 2020 and 2019, respectively. These costs were associated with legal and professional services and were recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income.

Pro Forma Information

The following unaudited pro forma financial information gives effect to the Transactions as if they had been completed on January 1, 2019. The unaudited pro forma information was prepared in accordance with the requirements of ASC 805, which is a different basis than pro forma information prepared under Article 11 of Regulation S-X (“Article 11”). As such, they are not directly comparable with historical results for stand-alone T-Mobile prior to April 1, 2020, historical results for T-Mobile from April 1, 2020 that reflect the Transactions and are inclusive of the results and operations of Sprint, nor our previously provided pro forma financials prepared in accordance with Article 11. The pro forma results for the three and nine months ended September 30, 2020 and 2019, include the impact of several adjustments to previously reported operating results. The pro forma adjustments are based on historically reported transactions by the respective companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition.

Index for Notes to the Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Total revenues	$19,269	$17,243	$54,342	$52,322
Income (loss) from continuing operations	1,359	451	2,455	(628)
Income from discontinued operations, net of tax	—	393	677	1,239
Net income	1,359	849	3,132	623

Significant nonrecurring pro forma adjustments include:
•Transaction costs of $550 million are assumed to have occurred on January 1, 2019, and are recognized as if incurred in the first quarter of 2019;
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
•Tangible and intangible assets are assumed to be recorded at their preliminary assigned fair values as of the pro forma close date of January 1, 2019 and are depreciated or amortized over their estimated useful lives; and
•Accounting policies of Sprint are conformed to those of T-Mobile including depreciation for leased devices, Brightstar distribution, amortization of costs to acquire a contract and certain lessee transactions as described in Note 1 - Summary of Significant Accounting Policies and Note 9 - Tower Obligations.

The selected unaudited pro forma condensed combined financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been had the Transactions actually occurred on January 1, 2019, nor do they purport to project the future consolidated results of operations.

For the periods subsequent to the Merger close date, the acquired Sprint subsidiaries contributed total revenues of $7.2 billion and $13.5 billion to the three and nine months ended September 30, 2020, respectively, and operating income of $897 million and $912 million to the three and nine months ended September 30, 2020, respectively, that were included in our Condensed Consolidated Statements of Comprehensive Income.

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

In connection with the entry into the Business Combination Agreement, DT and T-Mobile USA entered into a Financing Matters Agreement, dated as of April 29, 2018 (the “Financing Matters Agreement”), pursuant to which DT agreed, among other things, to consent to, subject to certain conditions, amendments to certain existing debt owed to DT, in connection with the Merger. On April 1, 2020, in connection with the closing of the Merger, we made a payment for requisite consents to DT of $13 million. See Note 8 – Debt for further information.

On May 18, 2018, under the terms and conditions described in the Consent Solicitation Statement dated as of May 14, 2018 (the “Consent Solicitation Statement”), we obtained consents necessary to effect amendments to certain existing debt of us and our subsidiaries. On April 1, 2020, in connection with the closing of the Merger, we made payments for requisite consents to third-party note holders of $95 million. See Note 8 – Debt for further information.

Index for Notes to the Condensed Consolidated Financial Statements
Regulatory Matters

The Transactions were the subject of various legal and regulatory proceedings involving a number of state and federal agencies. In connection with those proceedings and the approval of the Transactions, we have certain commitments and other obligations to various state and federal agencies and certain nongovernmental organizations. See Note 17 - Commitments and Contingencies for further information.

Prepaid Transaction

On July 26, 2019, we entered into the Asset Purchase Agreement with Sprint and DISH, pursuant to which, following the consummation of the Merger, DISH would acquire the Prepaid Business.

On June 17, 2020, T-Mobile, Sprint and DISH entered into the First Amendment to the Asset Purchase Agreement. Pursuant to the First Amendment of the Asset Purchase Agreement, T-Mobile, Sprint and DISH agreed to proceed with the closing of the Prepaid Transaction in accordance with the Asset Purchase Agreement on July 1, 2020, subject to the terms and conditions of the Asset Purchase Agreement and the terms and conditions of the Consent Decree.

On July 1, 2020, pursuant to the Asset Purchase Agreement, we completed the Prepaid Transaction. Upon closing of the Prepaid Transaction, we received $1.4 billion from DISH for the Prepaid Business, subject to a working capital adjustment. See Note 12 - Discontinued Operations for further information.

Shenandoah Personal Communications Company Affiliate Relationship

Sprint PCS (specifically Sprint Spectrum L.P.) is party to a variety of publicly filed agreements with Shenandoah Personal Communications Company (“Shentel”), pursuant to which Shentel is the exclusive provider of Sprint PCS’s wireless mobility communications network products in certain parts of Virginia, West Virginia, Kentucky, Ohio, and Pennsylvania that are home to approximately 1.1 million subscribers, as reported by Shentel as of June 30, 2020. Pursuant to one such agreement, the Sprint PCS Management Agreement, dated November 5, 1999 (as amended, supplemented and modified from time to time, the “Management Agreement”), Sprint PCS was granted an option to purchase Shentel’s wireless telecommunications assets. On August 26, 2020, Sprint, on behalf of and as the direct or indirect owner of Sprint PCS, exercised its option by delivering a binding notice of exercise to Shentel.

The purchase price for the Shentel wireless telecommunications assets to be purchased by Sprint will be determined through the appraisal process prescribed in the Management Agreement. We expect the appraisal process to be completed in the first quarter of 2021.

Note 3 – Receivables and Expected Credit Losses

Our portfolio of receivables is comprised of two portfolio segments: accounts receivable and EIP receivables.

Accounts Receivable Portfolio Segment

Our accounts receivable segment primarily consists of amounts currently due from customers, including service and leased device receivables, handset insurance administrators, wholesale partners, third-party retail channels and other carriers.

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

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	September 30, 2020	December 31, 2019
EIP receivables, gross (1)	$5,018	$4,582
Unamortized imputed discount	(248)	(299)
EIP receivables, net of unamortized imputed discount	4,770	4,283
Allowance for credit losses (2)	(289)	(100)
EIP receivables, net of allowance for credit losses and imputed discount	$4,481	$4,183
Classified on the balance sheet as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$3,083	$2,600
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	1,398	1,583
EIP receivables, net of allowance for credit losses and imputed discount	$4,481	$4,183
(1) Through the Merger, we acquired EIP receivables with a fair value of $1.3 billion as of April 1, 2020. As they were recorded at fair value, an imputed discount was not recognized on the acquired receivables.
(2) Allowance for credit losses as of September 30, 2020 was impacted by the cumulative effect of initially applying the new credit loss standard on our receivables portfolio on January 1, 2020, which resulted in an increase to our allowance for credit losses of $91 million.

We manage our EIP receivables portfolio using delinquency and customer credit class as key credit quality indicators. As a part of the adoption of the new credit loss standard, we now disclose our EIP receivables portfolio disaggregated by origination year. EIP receivables acquired through the Merger are also presented by origination year. The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class, and year of origination as of September 30, 2020.

	Originated in 2020		Originated in 2019		Originated prior to 2019		Total EIP Receivables, net of unamortized imputed discounts
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Grand total
Current - 30 days past due	$1,540	$1,453	$766	$654	$193	$66	$2,499	$2,173	$4,672
31 - 60 days past due	9	19	8	13	1	1	18	33	51
61 - 90 days past due	2	7	2	5	1	1	5	13	18
More than 90 days past due	3	8	4	10	1	3	8	21	29
EIP receivables, net of unamortized imputed discount	$1,554	$1,487	$780	$682	$196	$71	$2,530	$2,240	$4,770

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

Index for Notes to the Condensed Consolidated Financial Statements
As we do for our accounts receivable portfolio segment, we consider the need to adjust our estimate of expected losses on EIP receivables for reasonable and supportable forecasts of economic conditions through monitoring of external professional forecasts and periodic internal statistical analyses, including the expected economic impacts of the COVID-19 pandemic.

For EIP receivables acquired in the Merger, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is accreted to interest income over the contractual life of the loan using the effective interest method. EIP receivables had a combined weighted average effective interest rate of 7.6% and 8.8% as of September 30, 2020 and December 31, 2019, respectively.

Activity for the nine months ended September 30, 2020 and 2019, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	September 30, 2020			September 30, 2019
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$61	$399	$460	$67	$449	$516
Beginning balance adjustment due to implementation of the new credit loss standard	—	91	91	—	—	—
Bad debt expense	261	228	489	51	167	218
Write-offs, net of recoveries	(114)	(130)	(244)	(57)	(185)	(242)
Change in imputed discount on short-term and long-term EIP receivables	N/A	60	60	N/A	91	91
Impact on the imputed discount from sales of EIP receivables	N/A	(111)	(111)	N/A	(127)	(127)
Allowance for credit losses and imputed discount, end of period	$208	$537	$745	$61	$395	$456

Off-Balance-Sheet Credit Exposures

We do not have material, unmitigated off-balance-sheet credit exposures as of September 30, 2020. In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets included in our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

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

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). The maximum funding commitment of the service receivable sale arrangement is $950 million, and the facility expires in March 2021. As of September 30, 2020 and December 31, 2019, the service receivable sale arrangement provided funding of $828 million and $924 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

In connection with the service receivable sale arrangement, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity, to sell service accounts receivable (the “Service BRE”). The Service BRE does not qualify as a VIE, and due to the significant level of control we exercise over the entity, it is consolidated. Pursuant to the service receivable sale arrangement, certain of our wholly owned subsidiaries transfer selected receivables to the Service BRE. The Service BRE then

Index for Notes to the Condensed Consolidated Financial Statements
sells the receivables to an unaffiliated entity (the “Service VIE”), which was established to facilitate the sale of beneficial ownership interests in the receivables to certain third parties.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price and liabilities included in our Condensed Consolidated Balance Sheets that relate to our variable interest in the Service VIE:

(in millions)	September 30, 2020	December 31, 2019
Other current assets	$386	$350
Accounts payable and accrued liabilities	65	25
Other current liabilities	371	342

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivable on a revolving basis (the “EIP sale arrangement”). The maximum funding commitment of the sale arrangement is $1.3 billion. In February 2020, we amended the sale arrangement to provide for an alternative advance rate methodology for the EIP accounts receivables sold in the sale arrangement and to make certain other administrative changes.

On April 30, 2020, we agreed with the purchaser banks to update our collection policies to temporarily allow for flexibility for modifications to the accounts receivable sold that are impacted by COVID-19 and exclusion of such accounts receivable from all pool performance triggers.

Subsequent to September 30, 2020, on November 2, 2020, we extended the scheduled expiration date of the EIP sale arrangement to November 18, 2021.

As of both September 30, 2020 and December 31, 2019, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

In connection with this EIP sale arrangement, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity (the “EIP BRE”). Pursuant to the EIP sale arrangement, our wholly owned subsidiary transfers selected receivables to the EIP BRE. The EIP BRE then sells the receivables to a non-consolidated and unaffiliated third-party entity over which we do not exercise any level of control, nor does the third-party entity qualify as a VIE.

Index for Notes to the Condensed Consolidated Financial Statements
Variable Interest Entity

We determined that the EIP BRE is a VIE as its equity investment at risk lacks the obligation to absorb a certain portion of its expected losses. We have a variable interest in the EIP BRE and have determined that we are the primary beneficiary based on our ability to direct the activities which most significantly impact the EIP BRE’s economic performance. Those activities include selecting which receivables are transferred into the EIP BRE and sold in the EIP sale arrangement and funding of the EIP BRE. Additionally, our equity interest in the EIP BRE obligates us to absorb losses and gives us the right to receive benefits from the EIP BRE that could potentially be significant to the EIP BRE. Accordingly, we include the balances and results of operations of the EIP BRE in our condensed consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included in our Condensed Consolidated Balance Sheets that relate to the EIP BRE:

(in millions)	September 30, 2020	December 31, 2019
Other current assets	$353	$344
Other assets	109	89
Other long-term liabilities	8	18

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

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of September 30, 2020 and December 31, 2019, our deferred purchase price related to the sales of service receivables and EIP receivables was $846 million and $781 million, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the impact of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2020	December 31, 2019
Derecognized net service receivables and EIP receivables	$2,535	$2,584
Other current assets	739	694
of which, deferred purchase price	737	692
Other long-term assets	109	89
of which, deferred purchase price	109	89
Accounts payable and accrued liabilities	65	25
Other current liabilities	371	342
Other long-term liabilities	8	18
Net cash proceeds since inception	1,845	1,944
Of which:
Change in net cash proceeds during the year-to-date period	(99)	65
Net cash proceeds funded by reinvested collections	1,944	1,879

We recognized a gain from sales of receivables, including adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price, of $18 million and a loss from sales of receivables of $28 million for the three months ended September 30, 2020 and 2019, respectively, and losses of $37 million and $91 million for the nine months ended September 30, 2020 and 2019, respectively, in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income.

Continuing Involvement

Pursuant to the sale arrangements described above, we have continuing involvement with the service receivables and EIP receivables we sell as we service the receivables and are required to repurchase certain receivables, including ineligible receivables, aged receivables and receivables where write-off is imminent. We continue to service the customers and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections on sold receivables may be reinvested in new receivable sales. At the direction of the purchasers of the sold receivables, we apply the same policies and procedures while servicing the sold receivables as we apply to our owned receivables, and we continue to maintain normal relationships with our customers. Pursuant to the EIP sale arrangement, under certain circumstances, we are required to deposit cash or replacement EIP receivables primarily for contracts terminated by customers under our JUMP! On Demand program.

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.1 billion as of September 30, 2020. The maximum exposure to loss, which is a required disclosure under U.S. GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery. We believe the probability of these circumstances occurring is remote and the maximum exposure to loss is not an indication of our expected loss.

Index for Notes to the Condensed Consolidated Financial Statements
Note 5 – Property and Equipment

The components of property and equipment were as follows:

(in millions)	Useful Lives	September 30, 2020	December 31, 2019
Land		$236	$—
Buildings and equipment	Up to 40 years	3,872	2,587
Wireless communications systems	Up to 20 years	45,666	34,353
Leasehold improvements	Up to 12 years	1,750	1,345
Capitalized software	Up to 10 years	15,703	12,705
Leased wireless devices	Up to 19 months	7,436	1,139
Construction in progress		4,180	2,973
Accumulated depreciation and amortization		(40,276)	(33,118)
Property and equipment, net		$38,567	$21,984

Total depreciation expense relating to property and equipment and financing lease right-of-use assets was $3.8 billion and $1.7 billion for the three months ended September 30, 2020 and 2019, respectively, and $9.2 billion and $4.8 billion for the nine months ended September 30, 2020 and 2019, respectively. These amounts include depreciation expense related to leased wireless devices of $1.0 billion and $108 million for the three months ended September 30, 2020 and 2019 respectively, and $2.1 billion and $417 million for the nine months ended September 30, 2020 and 2019, respectively.

We capitalize interest associated with the acquisition or construction of certain property and equipment and spectrum intangible assets. We recognized capitalized interest of $108 million and $118 million for the three months ended September 30, 2020 and 2019, respectively, and $339 million and $361 million for the nine months ended September 30, 2020 and 2019, respectively.

Asset retirement obligations are primarily for certain legal obligations to remediate leased property on which our network infrastructure and administrative assets are located.
Activity in our asset retirement obligations was as follows:

(in millions)	Nine Months Ended September 30, 2020	Twelve Months Ended December 31, 2019
Asset retirement obligations, beginning of year	$659	$609
Fair value of liabilities acquired through Merger	1,062	—
Liabilities incurred	9	35
Liabilities settled	(16)	(2)
Accretion expense	37	32
Changes in estimated cash flows	—	(15)
Asset retirement obligations, end of period	$1,751	$659
Classified on the balance sheet as:
Other long-term liabilities	$1,751	$659

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $965 million and $159 million as of September 30, 2020 and December 31, 2019, respectively.

Postpaid Billing System Impairment

In connection with the continuing integration of the businesses following the Merger, we evaluated the long-term billing system architecture strategy for our postpaid customers. In order to facilitate customer migration from the Sprint legacy billing platform, our postpaid billing system replacement plan and associated development will no longer serve our future needs. As a result, we recorded a non-cash impairment of $200 million related to capitalized software development costs for the nine months ended September 30, 2020, all of which relates to the impairment recognized during the three months ended June 30, 2020. The expense is included within Impairment expense in our Condensed Consolidated Statements of Comprehensive Income. There were no impairments recognized for the three and nine months ended September 30, 2019.

Index for Notes to the Condensed Consolidated Financial Statements
Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 and year ended December 31, 2019, are as follows:

(in millions)	Goodwill
Historical goodwill, net of accumulated impairment losses of $10,766	$1,901
Goodwill from acquisition in 2019	29
Balance as of December 31, 2019	1,930
Goodwill from acquisition of Sprint	9,194
Layer3 goodwill impairment	(218)
Balance as of September 30, 2020	$10,906
Accumulated impairment losses at September 30, 2020	$(10,985)

On April 1, 2020, we completed our Merger with Sprint, which was accounted for as a business combination resulting in $9.2 billion in goodwill. The acquired goodwill was allocated to the Wireless reporting unit and will be tested for impairment at this level. See Note 2 - Business Combination for further information.

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

Our enhanced in-home broadband opportunity following the Merger, along with the acquisition of certain content rights, has created a strategic shift in our TVisionTM Home service offering, allowing us the ability to develop a video product that will be complementary to the in-home broadband offering. As a result of the change in the stand-alone product offering plans and timing, we completed an interim goodwill impairment analysis for the Layer3 reporting unit and recognized a goodwill impairment of $218 million for the nine months ended September 30, 2020, all of which relates to the impairment recognized during the three months ended June 30, 2020. The expense is included within Impairment expense in our Condensed Consolidated Statements of Comprehensive Income. There were no goodwill impairments recognized for the three and nine months ended September 30, 2019.

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

Index for Notes to the Condensed Consolidated Financial Statements
Intangible Assets

Identifiable Intangible Assets Acquired

The following table summarizes the fair value of the intangible assets acquired in the Merger:

	Weighted Average Useful Life (in years)	Fair Value as of April 1, 2020 (in millions)
Spectrum licenses	Indefinite-lived	$45,400
Tradenames(1)	2 years	207
Customer relationships	8 years	4,900
Favorable spectrum leases	18 years	790
Patent rights	7 years	51
Other intangible assets	7 years	377
Total intangible assets acquired		$51,725
(1) Tradenames include the Sprint brand

Spectrum licenses are issued for a fixed period of time, typically up to 15 years; however, the FCC has granted license renewals routinely and at a nominal cost. The spectrum licenses acquired expire at various dates and we believe we will be able to meet all requirements necessary to secure renewal of our spectrum licenses at a nominal cost. Moreover, we determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our spectrum licenses. Therefore, we determined the spectrum licenses should be treated as indefinite-lived intangible assets. The fair value of spectrum licenses includes the value associated with aggregating a nationwide portfolio of owned and leased spectrum.

Favorable spectrum leases represent a lease contract where the market rate is higher than the future contractual lease payments. We lease this spectrum from third parties who hold the spectrum licenses. As these contracts pertain to intangible assets, they are excluded from the lease accounting guidance (ASC 842) and are accounted for as service contracts in which the expense is recognized on a straight-line basis over the lease team. Favorable spectrum leases of $790 million were recorded as an intangible asset as a result of purchase accounting and will be amortized on a straight-line basis over the associated remaining lease term. Additionally, we recognized unfavorable spectrum lease liabilities of $197 million, which are also amortized over their respective remaining lease terms and are included in Other liabilities in our Condensed Consolidated Balance Sheets.
The customer relationships intangible assets represent the value associated with the acquired Sprint customers. The customer relationship intangible assets are amortized using the sum-of-the-years digits method over periods of up to eight years.

Other intangible assets are amortized over the remaining period that the asset is expected to provide benefit to us.

Spectrum Licenses

The following table summarizes our spectrum license activity for the nine months ended September 30, 2020:

(in millions)	Nine Months Ended September 30, 2020
Spectrum licenses, beginning of year	$36,465
Spectrum license acquisitions	1,006
Spectrum licenses acquired in Merger	45,400
Costs to clear spectrum	20
Spectrum licenses, end of period	$82,891

Spectrum Transactions

In March 2020, the FCC announced that we were the winning bidder of 2,384 licenses in Auction 103 (37/39 GHz and 47 GHz spectrum bands) for an aggregate price of $873 million, net of an incentive payment of $59 million. At the inception of Auction 103 in October 2019, we deposited $82 million with the FCC. Upon conclusion of Auction 103 in March 2020, we made a down payment of $93 million for the purchase price of the licenses won in the auction. On April 8, 2020, we paid the FCC the remaining $698 million of the purchase price for the licenses won in the auction. Prior to the Merger, the FCC announced that Sprint was the winning bidder of 127 licenses in Auction 103 (37/39 GHz and 47 GHz spectrum bands). All payments related to the licenses won were made by Sprint prior to the Merger.

Index for Notes to the Condensed Consolidated Financial Statements
The licenses are included in Spectrum licenses in our Condensed Consolidated Balance Sheets as of September 30, 2020. Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Refunds (purchases) of spectrum licenses and other intangible assets, including deposits in our Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2020.

In April 2020, we acquired FCC licenses in the 800 MHz, 1.9 GHz, and 2.5 GHz bands as part of the Merger with Sprint at an estimated fair value of approximately $45.4 billion. See Note 2 - Business Combination for further information.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	September 30, 2020			December 31, 2019
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	Up to 8 years	$6,004	$(1,681)	$4,323	$1,104	$(1,104)	$—
Tradenames and patents	Up to 19 years	595	(364)	231	323	(258)	65
Favorable spectrum leases	Up to 27 years	790	(23)	767	—	—	—
Other	Up to 10 years	477	(138)	339	100	(50)	50
Other intangible assets		$7,866	$(2,206)	$5,660	$1,527	$(1,412)	$115

Amortization expense for intangible assets subject to amortization was $383 million and $18 million for the three months ended September 30, 2020 and 2019, respectively, and $794 million and $53 million for the nine months ended September 30, 2020 and 2019, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization are summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending September 30,
2021	$1,318
2022	1,040
2023	866
2024	709
2025	551
Thereafter	1,176
Total	$5,660
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

Index for Notes to the Condensed Consolidated Financial Statements

Interest Rate Lock Derivatives
In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. In November 2019, we extended the mandatory termination date on our interest rate lock derivatives to June 3, 2020. For the three months ended March 31, 2020, we made net collateral transfers to certain of our derivative counterparties totaling $580 million, which included variation margin transfers to (or from) such derivative counterparties based on daily market movements. No amounts were transferred in the three months ended June 30, 2020, or in the three months ended September 30, 2020. These collateral transfers are included in Net cash related to derivative contracts under collateral exchange arrangements within Net cash used in investing activities in our Condensed Consolidated Statements of Cash Flows. The net collateral transfers to certain of our derivative counterparties totaled $632 million for the three months ended December 31, 2019, and was presented in Other current assets in our Condensed Consolidated Balance Sheets. There was no collateral receivable balance as of September 30, 2020.

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

The fair value of interest rate lock derivatives was a liability of $1.2 billion as of December 31, 2019, and was included in Other current liabilities in our Condensed Consolidated Balance Sheets. Aggregate changes in fair value, net of tax, of $1.6 billion and $868 million are presented in Accumulated other comprehensive loss as of September 30, 2020 and December 31, 2019, respectively.
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

Upon the issuance of debt to which the hedged interest rate risk related, we began amortizing the Accumulated other comprehensive loss with the derivatives into Interest expense in a manner consistent with how the hedged interest payments affect earnings. For the three and nine months ended September 30, 2020, $44 million and $83 million, respectively, was amortized from Accumulated other comprehensive loss into Interest expense in the Condensed Consolidated Statements of Comprehensive Income. We expect to amortize $185 million of the Accumulated other comprehensive loss associated with the derivatives into interest expense over the next 12 months.

Deferred Purchase Price Assets
In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. See Note 4 – Sales of Certain Receivables for further information.

The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and included in our Condensed Consolidated Balance Sheets, were $846 million and $781 million at September 30, 2020, and December 31, 2019, respectively. Fair value was equal to carrying amount at September 30, 2020, and December 31, 2019.

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

Index for Notes to the Condensed Consolidated Financial Statements
estimate for our standalone credit risk. Accordingly, our Senior Notes to affiliates and Incremental Term Loan Facility to affiliates were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates and Incremental Term Loan Facility to affiliates. The fair value estimates were based on information available as of September 30, 2020 and December 31, 2019. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	September 30, 2020		December 31, 2019
(in millions)		Carrying Amount (1)	Fair Value (1)	Carrying Amount (1)	Fair Value (1)
Liabilities:
Senior Unsecured Notes to third parties	1	$30,078	$31,906	$10,958	$11,479
Senior Notes to affiliates	2	4,711	4,981	9,986	10,366
Senior Secured Notes to third parties	1	27,778	31,105	—	—
Incremental Term Loan Facility to affiliates	2	—	—	4,000	4,000
Secured Term Loan Facility to third parties	1	3,890	3,990	—	—
(1) Excludes $312 million and $25 million as of September 30, 2020 and December 31, 2019, respectively, in vendor financing arrangements and other debt as the carrying values approximate fair value primarily due to the short-term maturities of these instruments.

Guarantee Liabilities

We offer device trade-in programs that provide eligible customers a specified-price trade-in right to upgrade their device. For customers who enroll in these programs, we recognize a liability and reduce revenue for the portion of revenue which represents the estimated fair value of the specified-price trade-in right guarantee, incorporating the expected probability and timing of handset upgrade and the estimated fair value of the handset which is returned. Accordingly, our guarantee liabilities were classified as Level 3 within the fair value hierarchy. When customers upgrade their device, the difference between the EIP balance credit to the customer and the fair value of the returned device is recorded against the guarantee liabilities. Guarantee liabilities are included in Other current liabilities in our Condensed Consolidated Balance Sheets.

The carrying amounts of our guarantee liabilities measured at fair value on a non-recurring basis included in our Condensed Consolidated Balance Sheets were $45 million and $62 million as of September 30, 2020 and December 31, 2019, respectively.

The total estimated remaining gross EIP receivable balances of all enrolled handset upgrade program customers, which are the remaining EIP amounts underlying the trade-in right guarantee, including EIP receivables that have been sold, was $2.9 billion as of September 30, 2020. This is not an indication of our expected loss exposure as it does not consider the expected fair value of the used handset or the probability and timing of the trade-in.

Index for Notes to the Condensed Consolidated Financial Statements
Note 8 - Debt

The following table sets forth the debt balances and activity as of, and for the nine months ended, September 30, 2020:

(in millions)	December 31, 2019	Proceeds from Issuances and Borrowings (1)	Assumed Debt (2)	Note Redemptions (1)	Repayments (3)	Reclassifications (1)	Other (4)	September 30, 2020
Short-term debt	$25	$18,943	$2,760	$(21,413)	$(2,355)	$5,696	$57	$3,713
Long-term debt	10,958	26,595	29,037	—	(2,310)	(5,696)	(239)	58,345
Total debt to third parties	10,983	45,538	31,797	(21,413)	(4,665)	—	(182)	62,058
Short-term debt to affiliates	—	—	—	(3,235)	—	3,231	4	—
Long-term debt to affiliates	13,986	(13)	—	(6,041)	—	(3,231)	10	4,711
Total debt	$24,969	$45,525	$31,797	$(30,689)	$(4,665)	$—	$(168)	$66,769
(1)Issuances and borrowings, note redemptions, and reclassifications are recorded net of related issuance costs, discounts and premiums. Includes the issuance of $200 million in vendor financing agreements and other debt as well as payments for requisite consents to DT and third-party note holders of $13 million and $95 million, respectively, made on April 1, 2020 in connection with the closing of the Merger, which were recognized as a reduction to Long-term debt in our Condensed Consolidated Balance Sheets.
(2)In connection with the Merger, we assumed certain of Sprint’s indebtedness, as described below.
(3)In conjunction with the Merger, the total principal amount outstanding under Sprint’s accounts receivable facility of $2.3 billion was repaid on April 1, 2020, and the facility was terminated.
(4)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees.

Issuances and Borrowings

During the nine months ended September 30, 2020, we issued the following Senior Secured Notes and entered into the following Secured loan facilities:

(in millions)	Principal Issuances	Discounts and Issuance Costs	Net Proceeds from Issuance of Long-Term Debt	Issue Date
3.500% Senior Secured Notes due 2025	$3,000	$12	$2,988	April 9, 2020
3.750% Senior Secured Notes due 2027	4,000	17	3,983	April 9, 2020
3.875% Senior Secured Notes due 2030	7,000	78	6,922	April 9, 2020
4.375% Senior Secured Notes due 2040	2,000	47	1,953	April 9, 2020
4.500% Senior Secured Notes due 2050	3,000	24	2,976	April 9, 2020
1.500% Senior Secured Notes due 2026	1,000	5	995	June 24, 2020
2.050% Senior Secured Notes due 2028	1,250	8	1,242	June 24, 2020
2.550% Senior Secured Notes due 2031	1,750	12	1,738	June 24, 2020
Total of Senior Secured Notes issued	23,000	203	22,797
Secured bridge loan facility due 2021	19,000	257	18,743	April 1, 2020
Secured term loan facility due 2027	4,000	107	3,893	April 1, 2020
Total of Secured loan facilities issued	23,000	364	22,636
Total Issuances and Borrowings	$46,000	$567	$45,433

Commitment Letters

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

Index for Notes to the Condensed Consolidated Financial Statements
On April 1, 2020, in connection with the closing of the Merger, T-Mobile USA and certain of its affiliates, as guarantors, entered into a Credit Agreement (the “New Credit Agreement”) with certain financial institutions named therein, providing for a $4.0 billion secured term loan facility (“New Secured Term Loan Facility”) and a $4.0 billion revolving credit facility (“New Revolving Credit Facility”). On September 16, 2020, we increased the aggregate commitment under the New Revolving Credit Facility to $5.5 billion through an amendment (the “Incremental Amendment”) to the New Credit Agreement. The New Secured Term Loan Facility bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 3.00% and matures on April 1, 2027. The New Revolving Credit Facility bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 1.25% with the margin subject to a reduction to 1.00% if T-Mobile’s Total First Lien Net Leverage Ratio (as defined in the New Credit Agreement) is less than or equal to 0.75 to 1.00. The commitments under the New Revolving Credit Facility mature on April 1, 2025. The New Credit Agreement contains customary representations, warranties and covenants, including a financial maintenance covenant of 3.3x with respect to T-Mobile’s Total First Lien Net Leverage Ratio commencing with the period ending September 30, 2020 and excess cash flow prepayment requirements commencing with the fiscal year ending December 31, 2021.

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

On June 24, 2020, T-Mobile USA and certain of its affiliates, as guarantors, issued an aggregate of $4.0 billion in Senior Secured Notes bearing interest rates ranging from 1.500% to 2.550% and maturing in 2026 through 2031. The Senior Secured Notes were issued for refinancing callable Senior Notes and, subsequent to the issuance, we redeemed certain Senior Notes as set forth below under “Senior Secured Notes – Redemptions and Repayments” and “Senior Notes to Affiliates.”

Subsequent to September 30, 2020, on October 6, 2020, T-Mobile USA issued $500 million of 2.050% Senior Secured Notes due 2028, $750 million of 2.550% Senior Secured Notes due 2031, $1.25 billion of 3.000% Senior Secured Notes due 2041, and $1.5 billion of 3.300% Senior Secured Notes due 2051. On October 9, 2020, we used the net proceeds of $4.0 billion to repay at par all of the outstanding amounts under, and terminate, our New Secured Term Loan Facility.

Subsequent to September 30, 2020, on October 28, 2020, T-Mobile USA issued $1.0 billion of 2.250% Senior Secured Notes due 2031, $1.25 billion of 3.000% Senior Secured Notes due 2041, $1.5 billion of 3.300% Senior Secured Notes due 2051 and $1.0 billion of 3.600% Senior Secured Notes due 2060. We intend to use the net proceeds of $4.6 billion for general corporate purposes, which may include among other things, acquisitions of additional spectrum and refinancing existing indebtedness on an ongoing basis.

Subsequent to September 30, 2020, on October 30, 2020, we entered into a $5.0 billion senior secured term loan commitment with certain financial institutions. Up to $5.0 billion of loans under the commitment may be drawn at any time (subject to customary conditions precedent) through June 30, 2021. If drawn, the facility matures in 364 days with one six-month extension exercisable at our discretion. Proceeds may be used for general corporate purposes and will accrue interest at a rate of LIBOR plus a margin of 1.25% per annum.

Index for Notes to the Condensed Consolidated Financial Statements
Debt Assumed

In connection with the Merger, we assumed the following indebtedness of Sprint:

(in millions)	Fair value as of April 1, 2020	Principal Outstanding as of September 30, 2020	Carrying Value as of September 30, 2020
7.250% Senior Notes due 2021	$2,324	$2,250	$2,300
7.875% Senior Notes due 2023	4,682	4,250	4,624
7.125% Senior Notes due 2024	2,746	2,500	2,720
7.625% Senior Notes due 2025	1,677	1,500	1,661
7.625% Senior Notes due 2026	1,701	1,500	1,687
3.360% Senior Secured Series 2016-1 A-1 Notes due 2021 (1)	1,310	875	874
4.738% Senior Secured Series 2018-1 A-1 Notes due 2025 (1)	2,153	2,100	2,148
5.152% Senior Secured Series 2018-1 A-2 Notes due 2028 (1)	1,960	1,838	1,953
7.000% Senior Notes due 2020	1,510	—	—
11.500% Senior Notes due 2021	1,105	1,000	1,074
6.000% Senior Notes due 2022	2,372	2,280	2,355
6.875% Senior Notes due 2028	2,834	2,475	2,817
8.750% Senior Notes due 2032	2,649	2,000	2,630
Accounts receivable facility	2,310	—	—
Other debt	464	336	312
Total Debt Assumed	$31,797	$24,904	$27,155
(1)In connection with the closing of the Merger, we assumed Sprint’s spectrum-backed notes which are collateralized by the acquired directly held and third-party leased Spectrum licenses. See “Spectrum Financing” section below for further information.

Index for Notes to the Condensed Consolidated Financial Statements
Redemptions and Repayments

During the nine months ended September 30, 2020, we repaid the following loan facilities and redeemed the following Senior Notes held by third parties and Senior Notes held by affiliates:

(in millions)	Principal Amount	Write-off of Premiums and Issuance Costs (1)	Other (2)	Redemption or Repayment Date	Redemption Price
Secured bridge loan facility due 2021	$19,000	$251	$(47)	April 9, 2020	100.128%
6.500% Senior Notes due 2024	1,000	12	22	July 4, 2020	102.167%
6.375% Senior Notes due 2025	1,700	24	36	September 1, 2020	102.125%
Total of Secured bridge loan facility and Senior Notes to third parties redeemed	21,700	287	11
5.300% Senior Notes to affiliates due 2021 (3)	2,000	—	—	April 1, 2020	100.000%
6.000% Senior Notes to affiliates due 2024 (3)	1,350	(26)	—	April 1, 2020	100.000%
6.000% Senior Notes to affiliates due 2024 (3)	650	(15)	—	April 1, 2020	100.000%
Incremental term loan facility to affiliates due 2022	2,000	—	—	April 1, 2020	100.000%
Incremental term loan facility to affiliates due 2024	2,000	—	—	April 1, 2020	100.000%
5.125% Senior Secured Notes to affiliates due 2021	1,250	15	—	July 4, 2020	100.000%
Total of Senior Notes and Incremental term loan facilities to affiliates redeemed	9,250	(26)	—
Total Redemptions	$30,950	$261	$11

Accounts receivable facility	$2,310	$—	$—	April 1, 2020	100.00%
3.360% Senior Secured Series 2016-1 A-1 Notes due 2021	438	—	—	Various	N/A
7.000% Senior Notes due 2020	1,500	—	—	August 15, 2020	N/A
Secured term loan facility due 2027	10	—	—	September 29, 2020	N/A
Other debt	407	—	—	Various	N/A
Total Repayments	$4,665	$—	$—

(1)Write-off of premiums, discounts and issuance costs are included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income. Write-off of issuance costs are included in Loss on redemption of debt within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.
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

On April 9, 2020, we repaid all of the outstanding amounts under, and terminated, our $19.0 billion New Secured Bridge Loan Facility. Additionally, in connection with the repayment of our New Secured Bridge Loan Facility, we received a reimbursement of $71 million, which represents a portion of the Commitment Letter fees that were paid to certain financial institutions when we drew down on the New Secured Bridge Loan Facility on April 1, 2020. The reimbursement is presented in Other (expense) income, net in our Condensed Consolidated Statements of Comprehensive Income.

On July 4, 2020, we redeemed $1.0 billion aggregate principal amount of our 6.500% Senior Notes due 2024. The notes were redeemed at a redemption price equal to 102.167% of the principal amount of the notes (plus accrued and unpaid interest thereon), and were paid on July 6, 2020. The redemption premium was approximately $22 million and the write off of issuance costs and consent fees was approximately $12 million, which were included in Other (expense) income, net in our Condensed Consolidated Statements of Comprehensive Income and Losses on redemption of debt in our Condensed Consolidated Statements of Cash Flows.

On August 15, 2020, we repaid at maturity $1.5 billion aggregate principal amount of our 7.000% Senior Notes due 2020 (plus accrued and unpaid interest thereon).

On September 1, 2020, we redeemed $1.7 billion aggregate principal amount of our 6.375% Senior Notes due 2025. The notes were redeemed at a redemption price equal to 102.125% of the principal amount of the notes (plus accrued and unpaid interest thereon), and were paid on September 1, 2020. The redemption premium was approximately $36 million and the write off of issuance costs and consent fees was approximately $24 million, which were included in Other (expense) income, net in our

Index for Notes to the Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Comprehensive Income.

Subsequent to September 30, 2020, on October 9, 2020, we repaid at par all of the outstanding amounts under, and terminated, our New Secured Term Loan Facility.

On July 4, 2020, we also redeemed $1.25 billion aggregate principal amount of our 5.125% Senior Notes to affiliates due 2021, as further described below under “Senior Notes to Affiliates.”

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

Senior Notes to Affiliates

On July 4, 2020, we redeemed $1.25 billion aggregate principal amount of our 5.125% Senior Notes to affiliates due 2021. The notes were redeemed at a redemption price equal to 100.00% of the principal amount of the notes (plus accrued and unpaid interest thereon), and were paid on July 6, 2020. The write off of discounts was approximately $15 million and was included in Other (expense) income, net in our Condensed Consolidated Statements of Comprehensive Income and Losses on redemption of debt in our Condensed Consolidated Statements of Cash Flows.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

Spectrum Financing

On April 1, 2020, in connection with the closing of the Merger, we assumed Sprint’s spectrum-backed notes which are collateralized by the acquired directly held and third-party leased Spectrum licenses (collectively, the “Spectrum Portfolio“) transferred to wholly owned bankruptcy-remote special purpose entities (collectively, the “Spectrum Financing SPEs”). As of September 30, 2020, the total outstanding obligations under these Notes was $4.8 billion.

In October 2016, certain subsidiaries of Sprint Communications, Inc. transferred the Spectrum Portfolio to the Spectrum Financing SPEs, which was used as collateral to raise an initial $3.5 billion in senior secured notes (the “2016 Spectrum-Backed Notes”) bearing interest at 3.360% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the nine months ended September 30, 2020, we made scheduled principal repayments of $438 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $875 million as of September 30, 2020, which was classified as Short-term debt in the Condensed Consolidated Balance Sheets.

In March 2018, Sprint issued approximately $3.9 billion in aggregate principal amount of senior secured notes (the “2018 Spectrum-Backed Notes” and together with the 2016 Spectrum-Backed Notes, the “Spectrum-Backed Notes”) under the existing $7.0 billion securitization program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bears interest at 4.738% per annum, and has quarterly interest-only payments until June 2021, and amortizing quarterly principal amounts thereafter commencing in June 2021 through March 2025. As of September 30, 2020, $263 million of the aggregate principal amount was classified as Short-term debt in the Condensed Consolidated Balance Sheets. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, and has quarterly interest-only payments until June 2023, and amortizing quarterly principal amounts thereafter commencing in June 2023 through March 2028. The Spectrum Portfolio, which also serves as collateral for the Spectrum-Backed Notes, remains substantially identical to the original portfolio from October 2016.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

Standby Letters of Credit

For the purposes of securing our obligations to provide handset insurance services and for purposes of securing our general purpose obligations, we maintain standby letters of credit with certain financial institutions. We assumed certain of Sprint’s standby letters of credit in the Merger. Our outstanding standby letters of credit were $546 million and $113 million as of September 30, 2020 and December 31, 2019, respectively.

Note 9 – Tower Obligations

Existing CCI Tower Lease Arrangements

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

We determined the SPEs containing the CCI Lease Sites (“Lease Site SPEs”) are VIEs as they lack sufficient equity to finance their activities. We have a variable interest in the Lease Site VIE but are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the Lease Site VIE’s economic performance. These activities include managing tenants and underlying ground leases, performing repair and maintenance on the towers, the obligation to absorb expected losses and the right to receive the expected future residual returns from the purchase option to acquire the CCI Lease Sites. As we determined that we are not the primary beneficiary and do not have a controlling financial interest in the Lease Site SPEs, the balances and operating results of the Lease Site SPEs are not included in our condensed consolidated financial statements.

Due to our continuing involvement with the tower sites, we previously determined that we were precluded from applying sale-leaseback accounting. We recorded long-term financial obligations in the amount of the net proceeds received and recognized interest on the tower obligations at a rate of approximately 8% using the effective interest method. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by us to CCI and through net cash flows generated and retained by CCI from operation of the tower sites. The principal payments on the tower obligations are included in Other, net within Net cash (used in) provided by financing activities in our Condensed Consolidated Statements of Cash Flows. Our historical tower site asset costs are reported in Property and equipment, net in our Condensed Consolidated Balance Sheets and are depreciated.

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

Index for Notes to the Condensed Consolidated Financial Statements
Acquired CCI Tower Lease Arrangements

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

As of Merger close date, we recognized Property and equipment with a preliminary fair value of $1.5 billion and tower obligations related to amounts owed to CCI under the leaseback of $1.1 billion as the transfer of control criteria in the revenue standard for the tower assets was not met. We are in the process of finalizing the valuation of the assets acquired and liabilities assumed in the Merger, including income tax related amounts. Therefore, the preliminary fair values are subject to further adjustment as additional information is obtained and the valuations are completed.

During the three months ended September 30, 2020, we recognized interest expense on the tower obligations at a rate of approximately 6% using the effective interest method. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by us to CCI. The principal payments on the tower obligations are included in Other, net within Net cash (used in) provided by financing activities in our Condensed Consolidated Statements of Cash Flows. The tower assets are reported in Property and equipment, net in our Condensed Consolidated Balance Sheets and are depreciated to their estimated residual values over the current leaseback periods, for which the weighted average remaining term was six years as of September 30, 2020.

The following table summarizes the balances associated with both of the tower arrangements in the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2020	December 31, 2019
Property and equipment, net	$1,544	$198
Tower obligations	3,079	2,236

Future minimum payments related to the tower obligations are approximately $393 million for the year ending September 30, 2021, $738 million in total for the years ending September 30, 2022 and 2023, $591 million in total for years ending September 30, 2024 and 2025, and $694 million in total for years thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 Managed Sites and have included lease liabilities of $285 million in our Operating lease liabilities as of September 30, 2020.

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

Index for Notes to the Condensed Consolidated Financial Statements

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Postpaid service revenues
Postpaid phone revenues	$9,532	$5,400	$24,450	$15,870
Postpaid other revenues	677	346	1,605	982
Total postpaid service revenues	$10,209	$5,746	$26,055	$16,852

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

We provide wireline communication services to domestic and international customers. Wireline service revenues of $213 million and $424 million for the three and nine months ended September 30, 2020, respectively, relate to the wireline operations acquired in the Merger and are presented in Roaming and other service revenues in our Condensed Consolidated Statements of Comprehensive Income.

Equipment revenues from the lease of mobile communication devices were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Equipment revenues from the lease of mobile communication devices	$1,350	$142	$2,936	$446

Contract Balances

The opening and closing balances of our contract asset and contract liability balances from contracts with customers as of December 31, 2019 and September 30, 2020, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2019	$63	$560
Balance as of September 30, 2020	243	783
Change	$180	$223

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract. Through the Merger, we acquired contracts assets associated with promotional bill credits and subsidized devices with a value of $154 million as of April 1, 2020.

The change in the existing and acquired contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment which is recognized as bad debt expense. The current portion of our Contract assets of approximately $187 million and $50 million as of September 30, 2020 and December 31, 2019, respectively, was included in Other current assets in our Condensed Consolidated Balance Sheets.

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

Revenues for the three and nine months ended September 30, 2020 and 2019, include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Amounts included in the beginning of year contract liability balance	$5	$39	$543	$642

Index for Notes to the Condensed Consolidated Financial Statements
Remaining Performance Obligations

As of September 30, 2020, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.3 billion. We expect to recognize revenue as service is provided on these postpaid contracts over an extended contract term of 24 months. Transaction price allocated to remaining service performance obligations associated with subsidized devices and promotional bill credits acquired through the Merger at April 1, 2020, was $1.0 billion.

Through the Merger, on April 1, 2020, we acquired contracts associated with lease promotional credits with aggregate amount of transaction price allocated to remaining service and lease performance obligations of $4.8 billion and $2.6 billion, respectively. As of September 30, 2020, the aggregate amount of transaction price allocated to remaining service and lease performance obligations associated with operating leases was $3.3 billion and $1.8 billion, respectively. We expect to recognize this revenue as service is provided over the lease contract term of 18 months.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and other service contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of September 30, 2020, the aggregate amount of the contractual minimum consideration for wholesale, roaming and other service contracts is $382 million, $1.3 billion and $1.4 billion for 2020, 2021, and 2022 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to nine years.

Contract Costs

The total balance of deferred incremental costs to obtain contracts was $1.0 billion and $906 million as of September 30, 2020 and December 31, 2019, respectively. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs is included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income and was $221 million and $162 million for the three months ended September 30, 2020 and 2019, respectively, and $631 million and $415 million for the nine months ended September 30, 2020 and 2019, respectively.

Immediately preceding the close of the Merger, Sprint had deferred costs to obtain postpaid contracts of approximately $1.7 billion. This balance was adjusted to zero as part of our purchase price allocation. Contract costs capitalized for new postpaid contracts will accumulate in Other assets in our Condensed Consolidated Balance Sheets from the Merger close date. As a result, there will be a net benefit to Operating income in our Condensed Consolidated Statements of Comprehensive Income during the remainder of the year as capitalization of costs exceed amortization. As capitalized costs amortize into expense over time, the accretive benefit to Operating income anticipated for the remainder of the year is expected to moderate in 2021 and normalize in 2022.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and nine months ended September 30, 2020 and 2019.

Note 11 – Employee Compensation and Benefit Plans

Under our 2013 Omnibus Incentive Plan (the “Incentive Plan”), we are authorized to issue up to 101 million shares of our common stock. Under the Incentive Plan, we can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance awards to eligible employees, consultants, advisors and non-employee directors. As of September 30, 2020, there were approximately 25 million shares of common stock available for future grants under the Incentive Plan.

We grant RSUs to eligible employees, key executives and certain non-employee directors and performance-based restricted stock units (“PRSUs”) to eligible key executives. RSUs entitle the grantee to receive shares of our common stock upon vesting (with vesting generally occurring annually over a three-year period), subject to continued service through the applicable vesting date. PRSUs entitle the holder to receive shares of our common stock at the end of a performance period of generally up to three years if the applicable performance goals are achieved and generally subject to continued service through the applicable performance period. The number of shares ultimately received by the holder of PRSUs is dependent on our business performance against the specified performance goal(s) over a pre-established performance period. We also maintain an employee stock purchase plan (“ESPP”), under which eligible employees can purchase our common stock at a discounted price.

Index for Notes to the Condensed Consolidated Financial Statements

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares, per share and contractual life amounts)	2020	2019	2020	2019
Stock-based compensation expense	$161	$126	$558	$366
Income tax benefit related to stock-based compensation	$34	$25	$105	$70
Weighted average fair value per stock award granted	$114.52	$77.41	$97.28	$73.18
Unrecognized compensation expense	$670	$631	$670	$631
Weighted average period to be recognized (years)	1.9	1.8	1.9	1.8
Fair value of stock awards vested	$264	$14	$1,079	$356

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

Index for Notes to the Condensed Consolidated Financial Statements
Time-Based Restricted Stock Units and Restricted Stock Awards

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2019	10,503,211	$67.31	0.9	$824
Assumed through acquisition	1,852,527	83.90
Granted	5,598,737	95.56
Vested	(6,151,759)	69.74
Forfeited	(861,098)	84.14
Nonvested, September 30, 2020	10,941,618	81.90	1.0	1,251

Performance-Based Restricted Stock Units and Restricted Stock Awards

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2019	3,803,539	$69.78	1.0	$300
Assumed through acquisition	3,535,384	83.90
Granted	1,962,547	105.49
Vested	(5,120,598)	76.32
Forfeited	(136,359)	83.90
Nonvested, September 30, 2020	4,044,513	83.69	0.9	465
PRSUs included in the table above are shown at target. Share payout can range from 0% to 200% based on different performance outcomes. Weighted average grant date fair value of RSU and PRSU assumed through acquisition is based on the fair value on the date assumed.

Payment of the underlying shares in connection with the vesting of RSU awards generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. We have agreed to withhold shares of common stock otherwise issuable under the RSU awards to cover certain of these tax obligations, with the net shares issued to the employee accounted for as outstanding common stock. We withheld 648,872 and 53,349 shares of common stock to cover tax obligations associated with the payment of shares upon vesting of stock awards and remitted cash of $72 million and $4 million to the appropriate tax authorities for the three months ended September 30, 2020 and 2019, respectively. We withheld 3,703,906 and 1,474,011 shares of common stock to cover tax obligations associated with the payment of shares upon vesting of stock awards and remitted cash of $351 million and $108 million to the appropriate tax authorities for the nine months ended September 30, 2020 and 2019, respectively.

Employee Stock Purchase Plan

Our ESPP allows eligible employees to contribute up to 15% of their eligible earnings toward the semi-annual purchase of our shares of common stock at a discounted price, subject to an annual maximum dollar amount. Employees can purchase stock at a 15% discount applied to the closing stock price on the first or last day of the six-month offering period, whichever price is lower. The number of shares issued under our ESPP was 2,144,036 and 2,091,650 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the number of securities remaining available for future sale and issuance under the ESPP was 4,253,858. Sprint’s ESPP was terminated prior to the Merger close and legacy Sprint employees were eligible to enroll in our ESPP on August 15, 2020.

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

Index for Notes to the Condensed Consolidated Financial Statements
Stock Options

Stock options outstanding relate to the Metro Communications, Inc. 2010 Equity Incentive Compensation Plan, the Amended and Restated Metro Communications, Inc. 2004 Equity Incentive Compensation Plan, the Layer3 TV, Inc. 2013 Stock Plan, and the Sprint 2015 Plan (collectively, the “Stock Option Plans”). No new awards may be granted under the Stock Option Plans, and no awards were granted during the nine months ended September 30, 2020.

The following activity occurred under the Stock Option Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	194,942	$13.80	2.9
Assumed through acquisition	1,635,518	33.37
Exercised	(794,853)	52.27
Expired/canceled	(4,296)	41.82
Outstanding at September 30, 2020	1,031,311	52.51	4.1
Exercisable at September 30, 2020	1,029,731	52.55	4.1
Weighted average grant date fair value of stock options assumed through acquisition is based on the fair value on the date assumed.

Stock options exercised under the Stock Option Plans generated proceeds of approximately $27 million for the three months ended September 30, 2020 and $42 million and $1 million for the nine months ended September 30, 2020 and 2019, respectively. There were no proceeds for the three months ended September 30, 2019.

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

The components of net expense recognized for the Pension Plan were as follows:

(in millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Interest on projected benefit obligations	$18	$35
Expected return on pension plan assets	(15)	(30)
Net pension expense	$3	$5

The net expense associated with the Pension Plan is included in Other (expense) income, net of our Condensed Consolidated Statements of Comprehensive Income.

The fair value of our pension plan assets and certain other postretirement benefit plan assets in aggregate was $1.2 billion and our projected benefit obligations in aggregate was $2.1 billion as of both April 1, 2020 and September 30, 2020. As a result, the plans were underfunded by approximately $900 million as of both April 1, 2020 and September 30, 2020, and were recorded in Other long-term liabilities in our Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2020, we made contributions of $26 million and $42 million, respectively, to the benefit plan. No contributions were made in fiscal periods prior to April 1, 2020. We expect to make contributions to the Plan of $16 million through the year ended December 31, 2020.

Employee Retirement Savings Plan

We sponsor retirement savings plans for the majority of our employees under Section 401(k) of the Internal Revenue Code and similar plans. The plans allow employees to contribute a portion of their pretax and post-tax income in accordance with specified guidelines. The plans provide that we match a percentage of employee contributions up to certain limits. Employer

Index for Notes to the Condensed Consolidated Financial Statements
matching contributions were $49 million and $24 million for the three months ended September 30, 2020 and 2019, respectively, and $128 million and $88 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 12 - Discontinued Operations

On July 26, 2019, we entered into an Asset Purchase Agreement with Sprint and DISH. On June 17, 2020, T-Mobile, Sprint and DISH entered into the First Amendment. Pursuant to the First Amendment to the Asset Purchase Agreement, T-Mobile, Sprint and DISH agreed to proceed with the closing of the Prepaid Transaction in accordance with the Asset Purchase Agreement on July 1, 2020, subject to the terms and conditions of the Asset Purchase Agreement and the terms and conditions of the Consent Decree.

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

The assets of the Prepaid Business included EIP receivables originated pursuant to financed equipment purchases by customers of the Prepaid Business. At the time of the Prepaid Transaction, DISH did not hold certain licenses required to purchase or originate such contracts. In order to transfer the economics of the contracts to DISH without transferring ownership of them, the parties entered into a Participation Agreement under which we agreed to transfer a 100% participation interest in the contracts to DISH. Under the terms of the agreement, DISH retains all cash flows collected on these assets, and there is no recourse against us for any credit losses on such loans. The proceeds received from DISH in exchange for this participation interest was a component of total consideration received for the Prepaid Transaction. We will temporarily continue to originate equipment installment contracts on DISH’s behalf under the same terms in exchange for an amount equal to the initial outstanding principal balance of the originated contracts, again without recourse against us for any credit losses.

Of the total $1.4 billion of proceeds received under the Prepaid Transaction, approximately $162 million was allocated to the EIP receivables to which we transferred DISH a 100% participation interest. We accounted for this portion of the proceeds as a secured borrowing and present it in Other, net, within Net cash (used in) provided by financing activities in our Condensed Consolidated Statements of Cash Flows accordingly. The remaining $1.2 billion was allocated to the divested net assets of the Prepaid Business. The net cash received for the Prepaid Business is presented in Proceeds from the divestiture of prepaid business within Net cash used in investing activities in our Condensed Consolidated Statements of Cash Flows.

The results of the Prepaid Business include revenues and expenses directly attributable to the operations disposed. Corporate and administrative expenses not directly attributable to the operations were not allocated to the Prepaid Business. The results of the Prepaid Business from April 1, 2020, through September 30, 2020, are presented in Income from discontinued operations, net of tax in our Condensed Consolidated Statements of Comprehensive Income.

The components of discontinued operations from the Merger close date of April 1, 2020, through September 30, 2020, were as follows:

(in millions)	Nine Months Ended September 30, 2020
Major classes of line items constituting pretax income from discontinued operations
Prepaid revenues	$973
Roaming and other service revenues	27
Total service revenues	1,000
Equipment revenues	270
Total revenues	1,270
Cost of services	25
Cost of equipment sales	499
Selling, general and administrative	314
Total operating expenses	838
Pretax income from discontinued operations	432
Income tax expense	(112)
Income from discontinued operations	$320

Net cash provided by operating activities from the Prepaid Business included in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020, were $611 million, all of which relates to the operations of the

Index for Notes to the Condensed Consolidated Financial Statements
Prepaid Business during the three months ended June 30, 2020. There were no cash flows from investing or financing related to the Prepaid Business for the three and nine months ended September 30, 2020.

Continuing Involvement
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

Cash flows associated with the Master Network Services Agreement and Transition Services Agreement are included within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

Note 13 – Income Taxes

Within our Condensed Consolidated Statements of Comprehensive Income, we recorded Income tax expense on continuing operations of $407 million and $325 million for the three months ended September 30, 2020 and 2019, respectively, and $715 million and $921 million for the nine months ended September 30, 2020 and 2019, respectively. The change for the three months ended September 30, 2020 was primarily from higher income before income taxes. The change for the nine months ended September 30, 2020 was primarily from lower income before income taxes.

The effective tax rate from continuing operations was 24.5% and 27.1% for the three months ended September 30, 2020 and 2019, respectively, and 26.4% and 25.3% for the nine months ended September 30, 2020 and 2019, respectively.

The decrease in the effective income tax rate for the three months ended September 30, 2020 was primarily due to higher income before income taxes, an increase in excess tax benefits, and the benefit of a reduction in the valuation allowance against deferred tax assets related to federal tax credits for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The increase in the effective income tax rate for the nine months ended September 30, 2020, was primarily due to lower income before income taxes and an increase in expenses that are not deductible for income tax purposes, including our Layer3 goodwill impairment and certain Merger-related costs.

As a result of the Merger, we acquired additional deferred tax assets for which a valuation allowance reserve is deemed to be necessary, as well as additional uncertain tax benefit reserves. The estimated amount of the valuation allowance reserve and uncertain tax benefit reserves was $1.0 billion and $540 million, respectively, as of September 30, 2020. Due to the size and complexity of the Merger, our estimate of these amounts is preliminary and is subject to finalization and adjustment, which could be material, during the measurement period of up to one year from the Merger close date. During the measurement period, we will adjust these amounts if new information is obtained about facts or circumstances that existed as of the acquisition date that, if known, would have changed these amounts. See Note 2 - Business Combination for further information.

Index for Notes to the Condensed Consolidated Financial Statements
Note 14 - SoftBank Equity Transaction

On June 22, 2020, we entered into a Master Framework Agreement (the “Master Framework Agreement”), by and among the Company, SoftBank, SoftBank Group Capital Ltd, a wholly owned subsidiary of SoftBank (“SBGC”), Delaware Project 4 L.L.C., a wholly owned subsidiary of SoftBank, Delaware Project 6 L.L.C., a wholly owned subsidiary of SoftBank, Claure Mobile LLC (“CM LLC”), DT, and T-Mobile Agent LLC, a wholly owned subsidiary of the Company.

The Master Framework Agreement and related transactions were entered into to facilitate SoftBank’s monetization of a portion of our common stock held by SoftBank (the “SoftBank Monetization”). In connection with the Master Framework Agreement, DT waived the restriction on the transfer under its Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, with SoftBank (the “SoftBank Proxy Agreement”) with respect to approximately 198 million shares of our common stock held by SoftBank (the “Released Shares”). Upon the close of the Public Equity Offering (as defined below), we received a payment from SoftBank for $304 million for our role in facilitating the SoftBank Monetization. The payment received from SoftBank, net of tax, of $230 million was recorded as Additional paid-in capital in our Condensed Consolidated Balance Sheets and is presented as a reduction of Repurchases of common stock within Net cash (used in) provided by financing activities within our Condensed Consolidated Statements of Cash Flows.

Under the terms of the Master Framework Agreement and the agreements contemplated thereby, SBGC sold the Released Shares to us, and we participated in the following transactions:

Public Equity Offering

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

Mandatory Exchangeable Offering

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

As these transactions occurred with separate counterparties, the exchange of shares and cash are presented on a gross basis in our Condensed Consolidated Statement of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows, respectively. The shares sold are presented in Shares issued in secondary offering and the shares purchased from SBGC are presented in Shares repurchased from SoftBank within our Condensed Consolidated Statement of Stockholders’ Equity. The cash received from the sale of shares is presented in Issuance of common stock and the cash paid to purchase shares from SoftBank are presented in Repurchases of common stock within Net cash (used in) provided by financing activities within our Condensed Consolidated Statements of Cash Flows.

The Company is not affiliated with the trust, will not retain any proceeds from the offering of the trust securities, and will have no ongoing interest, economic or otherwise, in the trust securities.

Index for Notes to the Condensed Consolidated Financial Statements
Rights Offering

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

Marcelo Claure

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

Ownership Following the SoftBank Monetization

As of September 30, 2020, DT and SoftBank held, directly or indirectly, approximately 43.4%, and 8.6%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 48.0% of the outstanding T-Mobile common stock held by other stockholders.

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

Accordingly, as a result of the Proxy Agreements, DT has voting control as of September 30, 2020 over approximately 52.4% of the outstanding T-Mobile common stock. In addition, as provided for in the Master Framework Agreement, DT also holds certain call options over approximately 101.5 million shares of our common stock held by SBGC.

DT Call Option

In exchange for DT consenting to the transfer of the Released Shares and as provided for in the Master Framework Agreement, DT received direct and indirect call options over up to approximately 101.5 million shares of our common stock held by SBGC. The arrangement provides DT with a fixed-price call option to purchase up to approximately 44.9 million shares at a price of $101.46 per share indirectly from SBGC through a back-to-back arrangement where (i) DT can purchase such shares from us (the “DT Fixed-Price Call Option”) and (ii) we will fulfill our obligations under the DT Fixed-Price Call Option by simultaneously purchasing the same number of shares on the same economic terms from SBGC (the “T-Mobile Fixed-Price Call Option”). In addition, DT has a floating-price call option to purchase up to approximately 56.6 million shares from SBGC directly (the “DT Floating Option”).

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

Index for Notes to the Condensed Consolidated Financial Statements
The DT Fixed-Price Call Option and the T-Mobile Fixed-Price Call Option represent free-standing derivatives and are recorded at fair value and marked-to-market each period. The fair value of each call option was estimated at $1.0 billion as of September 30, 2020 using the income approach. The fair value measurements are based on significant inputs not observable in the market and, therefore, represent a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach include estimated share-price volatility, which was based on historical market trends and expected future performance of T-Mobile, as well as the assessment of counterparty credit risk.

The asset associated with the T-Mobile Fixed-Price Call Option is recorded within Other current assets in the Condensed Consolidated Balance Sheets, and the liability associated with the DT Fixed-Price Call Option is recorded within Other current liabilities in the Condensed Consolidated Balance Sheets. As the mark-to-market valuations of the T-Mobile Fixed-Price Call Option and the DT Fixed-Price Call Option move in equal and offsetting directions, there is no net impact on our Condensed Consolidated Statements of Comprehensive Income.

Subsequent to September 30, 2020, on October 6, 2020, we assigned our rights under the T-Mobile Fixed-Price Call Option to DT and DT terminated its right to purchase shares from us under the DT Fixed-Price Call Option, resulting in derecognition of the related derivative asset and liability in equal and offsetting amounts such that there was no net impact to our Condensed Consolidated Statements of Comprehensive Income.

Note 15 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2020	2019	2020	2019
Income from continuing operations	$1,253	$870	$1,994	$2,717
Income from discontinued operations, net of tax	—	—	320	—
Net income	$1,253	$870	$2,314	$2,717

Weighted average shares outstanding - basic	1,238,450,665	854,578,241	1,111,511,964	853,391,370
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	11,348,075	8,112,510	10,528,564	9,463,284
Weighted average shares outstanding - diluted	1,249,798,740	862,690,751	1,122,040,528	862,854,654

Basic earnings per share:
Continuing operations	$1.01	$1.02	$1.79	$3.18
Discontinued operations	—	—	0.29	—
Earnings per share - basic	$1.01	$1.02	$2.08	$3.18

Diluted earnings per share:
Continuing operations	$1.00	$1.01	$1.78	$3.15
Discontinued operations	—	—	0.28	—
Earnings per share - diluted	$1.00	$1.01	$2.06	$3.15

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	54,485	241	30,469	30,314
SoftBank contingent consideration	48,751,557	—	32,738,272	—

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

As of September 30, 2020, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of September 30, 2020 and 2019. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive or if there was a loss from continuing operations for the period.

Index for Notes to the Condensed Consolidated Financial Statements
The SoftBank Specified Shares Amount of 48,751,557 was determined to be contingent consideration for the Merger and is not dilutive until the defined volume-weighted average price per share is reached.

Note 16 - Leases

Lessee

We are a lessee for non-cancelable operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities with contractual terms that generally extend through 2035. Additionally, we lease dark fiber through non-cancelable operating leases with contractual terms that generally extend through 2041. The majority of cell site leases have an initial non-cancelable term of five to 10 years with several renewal options that can extend the lease term from five to 35 years. In addition, we have financing leases for network equipment that generally have a non-cancelable lease term of two to five years; the financing leases do not have renewal options and contain a bargain purchase option at the end of the lease.

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

On September 14, 2020, T-Mobile and American Tower Corporation (“American Tower”) entered into a lease agreement (the “American Tower Lease Agreement”) that will enable us to lease American Tower towers through April 2035. The American Tower Lease Agreement extended the term and modified the rental payments for approximately 20,729 American Tower towers currently leased by us. As a result of this modification, we remeasured the associated right-of-use assets and lease liabilities resulting in an increase of $11.0 billion to each on the effective date of the modification.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Operating lease expense	$1,259	$657	$3,082	$1,893
Financing lease expense:
Amortization of right-of-use assets	183	146	508	376
Interest on lease liabilities	20	21	60	61
Total financing lease expense	203	167	568	437
Variable lease expense	106	62	239	185
Total lease expense	$1,568	$886	$3,889	$2,515

Information relating to the lease term and discount rate is as follows:

September 30, 2020
Weighted Average Remaining Lease Term (Years)
Operating leases	10
Financing leases	3
Weighted Average Discount Rate
Operating leases	4.0%
Financing leases	3.5%

Index for Notes to the Condensed Consolidated Financial Statements
Maturities of lease liabilities as of September 30, 2020, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending September 30,
2021	$4,717	$1,100
2022	4,361	792
2023	3,754	426
2024	3,301	89
2025	2,785	61
Thereafter	19,184	72
Total lease payments	38,102	2,540
Less: imputed interest	7,786	117
Total	$30,316	$2,423

Interest payments for financing leases were $19 million and $20 million for the three months ended September 30, 2020 and 2019, respectively, and $59 million and $61 million for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, we have additional operating leases for cell sites and commercial properties that have not yet commenced with future lease payments of approximately $283 million.

As of September 30, 2020, we were contingently liable for future ground lease payments related to certain tower obligations. These contingent obligations are not included in the above table as the amounts owed are contractually owed by Crown Castle International Corp. based on the subleasing arrangement. See Note 9 - Tower Obligations for further information.

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

Through the Merger, we acquired leased wireless devices with a fair value of $5.8 billion as of April 1, 2020.

The components of leased wireless devices under our Leasing Programs were as follows:

(in millions)	Average Remaining Useful Life	September 30, 2020	December 31, 2019
Leased wireless devices, gross	10 months	$7,436	$1,139
Accumulated depreciation		(1,648)	(407)
Leased wireless devices, net		$5,788	$732

For equipment revenues from the lease of mobile communication devices, see Note 10 - Revenue from Contracts with Customers.

Future minimum payments expected to be received over the lease term related to leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Expected Payments
Twelve Months Ending September 30,
2021	$2,315
2022	156
Total	$2,471

Index for Notes to the Condensed Consolidated Financial Statements
Note 17 – Commitments and Contingencies

Purchase Commitments

We have commitments for non-dedicated transportation lines with varying expiration terms that generally extend through 2029. In addition, we have commitments to purchase wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2050.

Our purchase commitments, including purchase commitments assumed through the Merger, are approximately $4.2 billion for the year ending September 30, 2021, $3.4 billion in total for the years ending September 30, 2022 and 2023, $1.6 billion in total for the years ending September 30, 2024 and 2025 and $1.5 billion in total for the years thereafter. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

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

Our spectrum lease and service credit commitments, including renewal periods, are approximately $328 million for the year ending September 30, 2021, $698 million in total for the years ending September 30, 2022 and 2023, $609 million in total for the years ending September 30, 2024 and 2025 and $5.1 billion in total for the years thereafter.

We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced by services provided and as actual invoices are presented and paid to the lessors. The maximum remaining commitment on September 30, 2020 was $92 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15 to 30 years.

Merger Commitments

In connection with the regulatory proceedings and approvals of the Transactions, we have commitments and other obligations to various state and federal agencies and certain nongovernmental organizations, including pursuant to the Consent Decree agreed to by us, DT, Sprint, SoftBank and DISH and entered by the U.S. District Court for the District of Columbia, and the FCC’s memorandum opinion and order approving our applications for approval of the Merger. These commitments and obligations include, among other things, extensive 5G network build-out commitments, obligations to deliver high-speed wireless services to the vast majority of Americans, including Americans residing in rural areas, and the marketing of an in-home broadband product where spectrum capacity is available. Other commitments relate to national security, pricing, service, employment and support of diversity initiatives. Many of the commitments specify time frames for compliance. Failure to fulfill our obligations and commitments in a timely manner could result in substantial fines, penalties, or other legal and administrative actions.

Our monetary commitments associated with these matters are approximately $24 million for the year ended September 30, 2021, $36 million in total for the years ended September 30, 2022 and 2023 and $13 million in total for the years ended September 30, 2024 and 2025. These amounts do not represent our entire anticipated costs to achieve specified network coverage and performance requirements, employment targets or commitments to provide access to affordable rate plans, but represent only those amounts for which we are required to make a specified payment in connection with our commitments or settlements.

Index for Notes to the Condensed Consolidated Financial Statements
Contingencies and Litigation

Litigation Matters

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC (“FCC NAL”), which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. We recorded an accrual for an estimated payment amount as of September 30, 2020, which was included in Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets.

On April 1, 2020, in connection with the closing of the Merger, we assumed the contingencies and litigation matters of Sprint.
Those matters include a wide variety of disputes, claims, government agency investigations and enforcement actions, and other proceedings, including, among other things, certain ongoing FCC and state government agency investigations into Sprint’s Lifeline program. In September 2019, Sprint notified the FCC that it had claimed monthly subsidies for serving subscribers even though these subscribers may not have met usage requirements under Sprint's usage policy for the Lifeline program, due to an inadvertent coding issue in the system used to identify qualifying subscriber usage that occurred in July 2017 while the system was being updated. Sprint has made a number of payments to reimburse the federal government and certain states for excess subsidy payments. Resolution of these matters could require making additional reimbursements and paying additional fines and penalties.

We note that pursuant to Amendment No 2. to the Business Combination Agreement, SoftBank agreed to indemnify us against certain specified matters and losses. As of September 30, 2020, we have recorded contingent liabilities and an offsetting indemnification asset for the expected reimbursement by SoftBank (including the Lifeline matter noted above). Subsequent to September 30, 2020, we reached an agreement on certain matters, which will result in a payment of $200 million to resolve the FCC’s investigation. SoftBank has agreed to indemnify us for the settlement amount. We expect that any additional liabilities related to these indemnified matters would be indemnified and reimbursed by SoftBank. See Note 2 - Business Combination for further information.

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

Index for Notes to the Condensed Consolidated Financial Statements
Note 18 - Restructuring Costs

Upon close of the Merger, we began implementing restructuring initiatives to realize cost efficiencies and reduce redundancies. The major activities associated with the restructuring initiatives to date, include contract termination costs associated with the rationalization of retail stores, distribution channels, duplicative backhaul services and other agreements, severance costs associated with the integration of redundant processes and functions and the decommissioning of network infrastructure including cell sites and equipment to achieve synergies in network costs.

The following table summarizes the expenses incurred in connection with our restructuring initiatives:

	Restructuring Expenses Incurred
(in millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Contract termination costs	$56	$169
Severance costs	21	370
Network decommissioning	21	41
Total restructuring plan expenses	$98	$580

The expenses associated with the restructuring initiatives are included in Costs of services and Selling, general and administrative in our Condensed Consolidated Statements of Comprehensive Income. No expenses were incurred related to our restructuring initiatives for the three and nine months ended September 30, 2019.

Our restructuring initiatives also include the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with accelerating amortization of the right-of-use assets on lease contracts were $80 million for both the three and nine months ended September 30, 2020 and are included within Costs of services and Selling, general and administrative in our Condensed Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	April 1, 2020	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	September 30, 2020
Contract termination costs	$—	$169	$(74)	$(1)	$94
Severance costs	—	370	(174)	(94)	102
Network decommissioning	—	41	(20)	(21)	—
Total	$—	$580	$(268)	$(116)	$196
(1) Non-cash items consists of non-cash stock-based compensation included within Severance costs and the write-off of assets within Network decommissioning.

The liabilities accrued in connection with our restructuring initiatives are presented in Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets.

Our restructuring activities are expected to occur over the next three years with substantially all costs incurred by fiscal year 2023. We are evaluating additional restructuring initiatives which are dependent on consultations and negotiation with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments.

Index for Notes to the Condensed Consolidated Financial Statements
Note 19 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	September 30, 2020	December 31, 2019
Accounts payable	$3,862	$4,322
Payroll and related benefits	1,151	802
Property and other taxes, including payroll	1,386	682
Interest	760	227
Commissions	321	251
Toll and interconnect	179	156
Advertising	107	127
Other	623	179
Accounts payable and accrued liabilities	$8,389	$6,746

Book overdrafts included in accounts payable and accrued liabilities were $240 million and $463 million as of September 30, 2020 and December 31, 2019, respectively.

Related Party Transactions

Deutsche Telekom

We have related party transactions associated with DT or its affiliates in the ordinary course of business, which are included in the condensed consolidated financial statements.

On April 1, 2020, in connection with the closing of the Merger, we:

•Repaid our $4.0 billion Incremental Term Loan Facility with DT, consisting of a $2.0 billion Incremental Term Loan Facility due 2022 and a $2.0 billion Incremental Term Loan Facility due 2024;
•Terminated our revolving credit facility with DT;
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

Amounts associated with the debt owed to DT are reflected as “Short-term debt to affiliates” and “Long-term debt to affiliates” in our Condensed Consolidated Balance Sheets. Interest related to this debt is reflected as “Interest expense to affiliates” in our Condensed Consolidated Statements of Comprehensive Income.

The following table summarizes the impact of significant transactions with DT or its affiliates included in Operating expenses in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Discount related to roaming expenses	$—	$(1)	$(5)	$(3)
Fees incurred for use of the T-Mobile brand	20	21	63	65
International long distance agreement	13	9	35	29

Index for Notes to the Condensed Consolidated Financial Statements
We have an agreement with DT in which we receive reimbursement of certain administrative expenses, which were $2 million and $3 million for the three months ended September 30, 2020 and 2019, respectively, and $5 million and $8 million for the nine months ended September 30, 2020 and 2019, respectively. Amounts due from and to DT related to these agreements are included in the Condensed Consolidated Balance Sheets as “Accounts Receivables from affiliates” and “Payables to affiliates,” respectively.

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

Subsequent to September 30, 2020, on October 6, 2020, we assigned our rights under the T-Mobile Fixed-Price Call Option to DT and DT terminated its right to purchase shares from us under the DT Fixed-Price Call Option, resulting in derecognition of the related derivative asset and liability in equal and offsetting amounts such that there was no net impact to our Condensed Consolidated Statements of Comprehensive Income.

Brightstar

We have arrangements with Brightstar, a subsidiary of SoftBank, whereby Brightstar provides supply chain and inventory management services to us in our indirect channels. We are currently in the process of terminating and restructuring most of our arrangements with Brightstar, except for reverse logistics and trade-in services. Amounts included in our consolidated financial statements associated with these supply chain and inventory management arrangements with Brightstar were not material.

For more information regarding our related party transactions with SoftBank, see Note 2 - Business Combination and Note 14 - SoftBank Equity Transaction of the Notes to the Condensed Consolidated Financial Statements.

Supplemental Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Interest payments, net of amounts capitalized	$940	$327	$1,889	$912
Operating lease payments	1,349	703	3,493	2,094
Income tax payments	63	5	118	77
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	1,535	1,734	4,634	4,862
Non-cash consideration for the acquisition of Sprint	—	—	33,533	—
Decrease in accounts payable and accrued liabilities for purchases of property and equipment	(216)	(460)	(555)	(906)
Leased devices transferred from inventory to property and equipment	599	298	2,352	612
Returned leased devices transferred from property and equipment to inventory	(433)	(65)	(1,030)	(189)
Short-term debt assumed for financing of property and equipment	—	475	38	775
Operating lease right-of-use assets obtained in exchange for lease obligations	11,833	989	13,046	3,083
Financing lease right-of-use assets obtained in exchange for lease obligations	219	395	912	943

Index for Notes to the Condensed Consolidated Financial Statements
Note 20 – Subsequent Events

Subsequent to September 30, 2020, on October 6, 2020, we assigned our rights under the T-Mobile Fixed-Price Call Option to DT and DT terminated its right to purchase shares from us under the DT Fixed-Price Call Option, resulting in derecognition of the related derivative asset and liability in equal and offsetting amounts such that there was no net impact to our Condensed Consolidated Statements of Comprehensive Income.

Subsequent to September 30, 2020, on October 6, 2020, T-Mobile USA issued $500 million of 2.050% Senior Secured Notes due 2028, $750 million of 2.550% Senior Secured Notes due 2031, $1.25 billion of 3.000% Senior Secured Notes due 2041, and $1.5 billion of 3.300% Senior Secured Notes due 2051. On October 9, 2020, we used the net proceeds of $4.0 billion to repay at par all of the outstanding amounts under, and terminate, the New Secured Term Loan Facility.

Subsequent to September 30, 2020, on October 28, 2020, T-Mobile USA issued $1.0 billion of 2.250% Senior Secured Notes due 2031, $1.25 billion of 3.000% Senior Secured Notes due 2041, $1.5 billion of 3.300% Senior Secured Notes due 2051 and $1.0 billion of 3.600% Senior Secured Notes due 2060. We intend to use the net proceeds for general corporate purposes, which may include among other things, acquisitions of additional spectrum and refinancing existing indebtedness on an ongoing basis.

Subsequent to September 30, 2020, on October 30, 2020, we entered into a $5.0 billion senior secured term loan commitment with certain financial institutions. Up to $5.0 billion of loans under the commitment may be drawn at any time (subject to customary conditions precedent) through June 30, 2021. If drawn, the facility matures in 364 days with one six-month extension exercisable at our discretion. Proceeds may be used for general corporate purposes and will accrue interest at a rate of LIBOR plus a margin of 1.25% per annum.

Subsequent to September 30, 2020, on November 2, 2020, we extended the scheduled expiration date of our EIP sales arrangement to November 18, 2021.

Subsequent to September 30, 2020, we reached an agreement on certain matters, which will result in a payment of $200 million to resolve the FCC’s investigation. SoftBank has agreed to indemnify us for the settlement amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part II, Item 1A below and the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which amended and restated the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as further amended by the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

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
•the impacts of the actions we have taken and conditions we have agreed to in connection with the regulatory proceedings and approvals of the Transactions including the Prepaid Transaction (as defined in Note 2 - Business Combination of the Notes to the Condensed Consolidated Financial Statements) the complaint and proposed final judgment (the “Consent Decree”) agreed to by us, Deutsche Telekom AG (“DT”), Sprint, SoftBank Group Corp. (“SoftBank”) and DISH Network Corporation (“DISH”) with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, the proposed commitments filed with the Secretary of the FCC, which we announced on May 20, 2019, certain national security commitments and undertakings, and any other commitments or undertakings entered into, including but not limited to those we have made to certain states and nongovernmental organizations (collectively, the “Government Commitments”);
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

Our MD&A is performed on a consolidated basis and is inclusive of the results and operations of Sprint prospectively from the close of our Merger on April 1, 2020. The Merger enhanced our spectrum portfolio, increased our customer base, altered our product mix by increasing the portion of customers who finance their devices with leasing programs and created opportunity for synergies in our operations. We anticipate an initial increase in our combined operating costs which we expect to decrease as we realize synergies. We expect the trends and results of operations of the combined company to be materially different than those of the standalone entities.

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020, included in Part I, Item 1 of this Form 10-Q and audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Beginning with the second quarter of 2020, we have discontinued the use of “Branded” to describe the results and metrics associated with our flagship brands including T-Mobile and Metro by T-Mobile.

Sprint Merger

Transaction Overview

On April 1, 2020, we completed our Merger with Sprint, a communications company offering a comprehensive range of wireless and wireline communications products and services. As a result, Sprint and its subsidiaries became wholly owned consolidated subsidiaries of T-Mobile.

The Merger has altered the size and scope of our operations, impacting our assets, liabilities, obligations, capital requirements and performance measures. We expect the trends and results of operations of the combined company to be materially different than those of the standalone entities. As a combined company, we expect to be able to enhance the breadth and depth of our nationwide 5G network, accelerate innovation, increase competition in the U.S. wireless, video and broadband industries and achieve significant synergies and cost reductions by eliminating redundancies within the combined network as well as other business processes and operations

For more information regarding the Merger, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

On June 22, 2020, we entered into a Master Framework Agreement and related transactions with SoftBank to facilitate the SoftBank Monetization as described in Note 14 - SoftBank Equity Transaction of the Notes to the Condensed Consolidated Financial Statements.

Brand and Retail Unification

On August, 2, 2020, we combined the Sprint and T-Mobile operations under the T-Mobile brand nationwide. We combined our retail operations and rebranded thousands of Sprint stores to T-Mobile stores while implementing the tools and systems across our distribution footprint to serve all customers in all stores.

Sale of Boost Mobile and Sprint Prepaid Brands

In connection with obtaining regulatory approval for the Merger, on July 1, 2020, DISH acquired the prepaid wireless business operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shentel and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets (the “Prepaid Business”), and assumed certain related liabilities (the “Prepaid Transaction”). For more information, see Note 12 - Discontinued Operations of the Notes to the Condensed Consolidated Financial Statements.

Upon the closing of the Prepaid Transaction, we entered into a Master Network Services Agreement (the “MVNO Agreement”) providing for the provisioning of network services to customers of the Prepaid Business for a period of up to seven years following the closing of the Prepaid Transaction. The revenue generated through this agreement is presented within Wholesale revenues in our Condensed Consolidated Statements of Comprehensive Income as of the close of the Prepaid Transaction on July 1, 2020.

We included the pre-tax results of our discontinued operations in our determination of Adjusted EBITDA, a Non-GAAP measure, to reflect contributions of the Prepaid Business that was replaced by the MVNO Agreement beginning on July 1, 2020. See “Adjusted EBITDA” in the “Performance Measures” section of this MD&A.

Merger-Related Costs

Merger-related costs generally include:

•Transaction costs, including legal and professional services related to the completion of the Merger;
•Restructuring costs, including severance, store rationalization and network decommissioning; and
•Integration costs to achieve efficiencies in network, retail, information technology and back office operations.

Transaction and restructuring costs are disclosed in Note 2 – Business Combination and Note 18 - Restructuring Costs, respectively. Merger-related costs have been excluded from our calculation of Adjusted EBITDA, a non-GAAP financial measure, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Cash payments for Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

Merger-related costs during the three and nine months ended September 30, 2020 and 2019 are presented below:

(in millions)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$79	$—	$79	NM	$119	$—	$119	NM
Selling, general and administrative	209	159	50	31%	1,110	494	616	125%
Total Merger-related costs	$288	$159	$129	81%	$1,229	$494	$735	149%

Cash payments for Merger-related costs	$379	$124	$255	206%	$910	$309	$601	194%
NM - Not Meaningful

Merger-related costs will be impacted by restructuring and integration activities expected to occur over the next three years as we implement initiatives to realize cost efficiencies from the Merger. Transaction costs including legal and professional service fees related to the completion of the Merger are expected to decrease in periods subsequent to the close of the Merger.

Restructuring

Upon the close of the Merger, we began implementing restructuring initiatives to realize cost efficiencies from the Merger. The major activities associated with the restructuring initiatives to date include:
•Contract termination costs associated with rationalization of retail stores, distribution channels, duplicative backhaul services and other agreements;
•Severance costs associated with the reduction of redundant processes and functions; and
•The decommissioning of certain small cell sites and distributed antenna systems to achieve synergies in network costs.

Anticipated Impacts

Our restructuring activities are expected to occur over the next three years with substantially all costs incurred by fiscal year 2023. We are evaluating additional restructuring initiatives which are dependent on consultations and negotiation with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments. We expect our principal sources of funding to be sufficient to meet our liquidity requirements and anticipated payments associated with the restructuring initiatives.

As a result of our ongoing restructuring activities, we expect to realize cost efficiencies by eliminating redundancies within our combined network as well as other business processes and operations. We expect these activities to result in a reduction of expenses within Cost of services and Selling, general and administrative in our Condensed Consolidated Statements of Comprehensive Income.

COVID-19 Pandemic

The COVID-19 Pandemic (the “Pandemic”) has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in the U.S. and international debt and equity markets. The impact of the Pandemic has been wide-ranging, including, but not limited to, the temporary closures of many businesses and schools, “shelter in place” orders, travel restrictions, social distancing guidelines and other governmental, business and individual actions taken in response to the Pandemic. These restrictions have impacted, and will continue to impact, our business, including the demand for our products and services and the ways in which our customers purchase and use them. In addition, the Pandemic has resulted in economic uncertainty and a significant increase in unemployment in the United States, which could affect our customers’ purchasing decisions and ability to make timely payments. Throughout the year, the Pandemic has peaked, subsided and seen a resurgence, leading to phased re-openings, as well as, continuing or renewed containment measures.

As a critical communications infrastructure provider as designated by the government, our focus has been on providing crucial connectivity to our customers and impacted communities while ensuring the safety and well-being of our employees.

Our Response

We have taken a variety of steps to help mitigate the impact of the Pandemic on our customers and to protect the health and well-being of our workforce and communities:

To Protect and Support Our Employees and Communities

•Before the Merger, in mid-March, approximately 80% of T-Mobile and 70% of Sprint company-owned store locations, as well as many third-party retailer locations, that sell our T-Mobile, Metro by T-Mobile and Sprint brands, were temporarily closed. In compliance with the regulations of various states, we have since reopened substantially all our previously closed stores.
•At the onset of the Pandemic, we supplemented pay for certain of our employees and commissions for third-party dealers and provided access to incremental paid time off for employees experiencing symptoms, taking care of children who were home due to school closures or caring for individuals impacted by the Pandemic.
•We implemented remote working arrangements for many employees with a significant portion of our internal and global care employees transitioned to a work-from-home environment. We also encouraged our corporate and administrative employees to work remotely, if possible.

To Keep Our Customers Connected

•In March, we committed to the FCC’s Keep Americans Connected pledge (the “Pledge”), and at the FCC’s request, later extended our commitment to June 30, 2020. During this period, we pledged to:
•Not terminate service to any residential or small business customers because of their inability to pay their bills due to disruptions caused by the Pandemic; and
•Waive any late fees that any residential or small business customers incurred because of their economic circumstances related to the Pandemic.
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
•Increasing the data allowance, at no extra charge, to schools and students using our EmpowerED digital learning program to ensure each participant had access to at least 20GB of data per month; and
•Providing free international calling to landlines (and in many cases mobile numbers) to countries that were significantly impacted by the Pandemic through May 13, 2020.
•In addition:
•We are offering our customers creative, new COVID-safe solutions such as virtual selling and curbside pickup;
•We partnered with multiple spectrum holders and the FCC to successfully deploy additional 600 MHz spectrum on a temporary basis (through June 30, 2020), effectively doubling total 600 MHz LTE capacity across the nation to help ensure customers can stay connected during this critical time; and
•We are working to keep our network fully operational as an essential service to first responders, 911 communications and our customers and continued to expand our 5G network, while adhering to governmental guidelines.

We continue to monitor the Pandemic and its impacts and may adjust our actions as needed to continue to provide our products and services to our communities and employees.

Impact on Results of Operations and Performance Measures for the Nine Months Ended September 30, 2020

For the nine months ended September 30, 2020, we incurred $458 million, before taxes, in supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs, which are included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income. These costs have been excluded from the calculation of Adjusted EBITDA, a non-GAAP financial measure, as they represent direct, incremental costs as a result of our response to the Pandemic. Subsequent to June 30, 2020, supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs were not significant. See “Adjusted EBITDA” in the “Performance Measures” section of this MD&A.

Expected Continued Impact on Results of Operations and Performance Measures

We will continue to monitor developments regarding the Pandemic and evaluate the appropriate steps needed to align with guidelines from state, local and federal government agencies and to do what is best for our employees and customers. The extent to which the Pandemic impacts our business, operations and financial results will depend on numerous future developments that we are not able to predict at this time, including the duration and scope of the Pandemic, the success of governmental, business and individual actions that have been and continue to be taken in response to the Pandemic, and the impact on economic activity from the Pandemic and actions taken in response. Such impacts may include:
•Lower net customer additions due to lower switching activity in the industry from reduced store traffic due to temporary retail store closures and reduced consumer spending caused by widespread unemployment and other adverse economic effects, partially offset by lower churn;
•Lower Equipment revenues and lower Cost of equipment sales from lower device sales due to lower switching activity in the industry from reduced store traffic due to temporary retail store closures, which may impact our ability to sell devices;
•Higher bad debt expense on our service and equipment installment plan (“EIP”) receivable portfolios due to adverse macro-economic conditions. Should these adverse conditions worsen, our operating and financial results could be negatively impacted;
•Continued costs to protect and support our employees and customers; and
•Potential disruptions in our supply chains.

In addition, we have reevaluated, and continue to assess, our spending, including for marketing purposes like advertising, capital projects like build-out of our stores, travel, third-party services and certain operating expenses. We have taken actions to adjust our spending given the significant uncertainty around the magnitude and duration of any recessionary impacts arising from the Pandemic.

For additional risks to our business and industry, see Item 1A. Risk Factors.

Results of Operations

Set forth below is a summary of our unaudited condensed consolidated financial results:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2020	2019	$	%	2020	2019	$	%
Revenues
Postpaid revenues	$10,209	$5,746	$4,463	78%	$26,055	$16,852	$9,203	55%
Prepaid revenues	2,383	2,385	(2)	NM	7,067	7,150	(83)	(1)%
Wholesale revenues	930	321	609	190%	1,663	938	725	77%
Roaming and other service revenues	617	261	356	136%	1,430	710	720	101%
Total service revenues	14,139	8,713	5,426	62%	36,215	25,650	10,565	41%
Equipment revenues	4,953	2,186	2,767	127%	11,339	6,965	4,374	63%
Other revenues	180	162	18	11%	502	505	(3)	(1)%
Total revenues	19,272	11,061	8,211	74%	48,056	33,120	14,936	45%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,314	1,733	1,581	91%	8,051	4,928	3,123	63%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,367	2,704	1,663	62%	10,563	8,381	2,182	26%
Selling, general and administrative	4,876	3,498	1,378	39%	14,168	10,483	3,685	35%
Impairment expense	—	—	—	NM	418	—	418	NM
Depreciation and amortization	4,150	1,655	2,495	151%	9,932	4,840	5,092	105%
Total operating expenses	16,707	9,590	7,117	74%	43,132	28,632	14,500	51%
Operating income	2,565	1,471	1,094	74%	4,924	4,488	436	10%
Other income (expense)
Interest expense	(765)	(184)	(581)	316%	(1,726)	(545)	(1,181)	217%
Interest expense to affiliates	(44)	(100)	56	(56)%	(206)	(310)	104	(34)%
Interest income	3	5	(2)	(40)%	21	17	4	24%
Other (expense) income, net	(99)	3	(102)	NM	(304)	(12)	(292)	NM
Total other expense, net	(905)	(276)	(629)	228%	(2,215)	(850)	(1,365)	161%
Income from continuing operations before income taxes	1,660	1,195	465	39%	2,709	3,638	(929)	(26)%
Income tax expense	(407)	(325)	(82)	25%	(715)	(921)	206	(22)%
Income from continuing operations	1,253	870	383	44%	1,994	2,717	(723)	(27)%
Income from discontinued operations, net of tax	—	—	—	NM	320	—	320	NM
Net income	$1,253	$870	$383	44%	$2,314	$2,717	$(403)	(15)%

Statement of Cash Flows Data
Net cash provided by operating activities	$2,772	$1,748	$1,024	59%	$5,166	$5,287	$(121)	(2)%
Net cash used in investing activities	(1,132)	(657)	(475)	72%	(9,068)	(3,238)	(5,830)	180%
Net cash (used in) provided by financing activities	(6,144)	(543)	(5,601)	1,031%	9,031	(1,599)	10,630	(665)%
Non-GAAP Financial Measures
Adjusted EBITDA	7,129	3,396	3,733	110%	17,811	10,141	7,670	76%
Free Cash Flow, excluding gross payments for the settlement of interest rate swaps	352	1,134	(782)	(69)%	2,525	2,921	(396)	(14)%
NM - Not Meaningful

The following discussion and analysis is for the three and nine months ended September 30, 2020, compared to the same period in 2019 unless otherwise stated.

Total revenues increased $8.2 billion, or 74%, for the three months ended and increased $14.9 billion, or 45%, for the nine months ended September 30, 2020. The components of these changes are discussed below.

Postpaid revenues increased $4.5 billion, or 78%, for the three months ended and increased $9.2 billion, or 55%, for the nine months ended September 30, 2020 primarily from:

•Higher average postpaid phone customers, primarily from customers acquired in the Merger and the success of new customer segments and rate plans as well as continued growth in existing and new markets;
•Higher average postpaid other customers, primarily from customers acquired in the Merger and growth in other connected devices, primarily due to growth in educational institution customers, as well as in wearable products; and
•Higher postpaid phone ARPU. See “Postpaid Phone ARPU” in the “Performance Measures” section of this MD&A.

Prepaid revenues were essentially flat for the three and nine months ended September 30, 2020 and were primarily impacted by:

•Lower average prepaid customers; offset by
•Higher prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A.

Wholesale revenues increased $609 million, or 190%, for the three months ended and increased $725 million, or 77%, for the nine months ended September 30, 2020, primarily from:

•Our Master Network Service Agreement with DISH, which went into effect on July 1, 2020;
•Customers acquired in the Merger; and
•The continued success of our existing MVNO partnerships.

Roaming and other service revenues increased $356 million, or 136%, for the three months ended and increased $720 million, or 101%, for the nine months ended September 30, 2020, primarily from:

•Inclusion of wireline operations acquired in the Merger; and
•Higher Lifeline, advertising and affiliate revenues primarily due to operations acquired in the Merger; partially offset by
•Lower international roaming due to the impact of the Pandemic and lower domestic roaming due to revenue generated from Sprint customers roaming on the T-Mobile network in periods before the Merger.

Equipment revenues increased $2.8 billion, or 127%, for the three months ended and increased $4.4 billion, or 63%, for the nine months ended September 30, 2020.

The increase for the three months ended September 30, 2020, was primarily from:

•An increase of $1.2 billion in lease revenues due to a higher number of customer devices under lease, primarily from leases acquired in the Merger;
•An increase of $965 million in device sales revenue, excluding purchased leased devices and devices sold to educational institutions, primarily from:
•A 27% increase in the number of devices sold, excluding purchased leased devices and devices sold to educational institutions, due to an increase in our customer base primarily due to the Merger; and
•Higher average revenue per device sold due to an increase in the high-end device mix due to the Merger;
•An increase of $298 million in revenues primarily related to the liquidation of returned devices as a result of the Merger; and

•An increase of $211 million in equipment sales from leased devices, primarily due to an increase in purchased leased devices as a result of the Merger.

The increase for the nine months ended September 30, 2020, was primarily from:

•An increase of $2.5 billion in lease revenues due to a higher number of customer devices under lease, primarily from leases acquired in the Merger;
•An increase of $925 million in device sales revenue, excluding purchased leased devices and devices sold to educational institutions, primarily from:
•A 9% increase in the number of devices sold, excluding purchased leased devices and devices sold to educational institutions; and
•Higher average revenue per device sold due to an increase in the high-end device mix due to the Merger;
•An increase of $470 million in revenues primarily related to the liquidation of returned devices as a result of the Merger; and
•An increase of $444 million in equipment sales from leased devices, primarily due to an increase in purchased leased devices as a result of the Merger.

Operating expenses increased $7.1 billion, or 74%, for the three months ended and increased $14.5 billion, or 51%, for the nine months ended September 30, 2020. The components of these changes are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $1.6 billion, or 91%, for the three months ended and increased $3.1 billion, or 63%, for the nine months ended September 30, 2020 primarily from:

•An increase in expenses associated with leases, backhaul agreements and other network expenses acquired in the Merger and the continued build-out of our nationwide 5G network;
•An increase in repair and maintenance costs, primarily due to the Merger;
•Higher employee-related and benefit-related costs primarily due to increased headcount as a result of the Merger; and
•An increase in regulatory and roaming costs primarily due to the Merger.
•An increase of $79 million and $119 million for the three and nine months ended September 30, 2020, respectively, in Merger-related costs including incremental costs associated with accelerating amortization of the right-of-use assets and the decommissioning of certain small cell sites and distributed antenna systems.

Cost of equipment sales, exclusive of depreciation and amortization, increased $1.7 billion, or 62%, for the three months ended and increased $2.2 billion, or 26%, for the nine months ended September 30, 2020.

The increase for the three months ended September 30, 2020, was primarily from:

•An increase of $1.0 billion in device cost of equipment sales, excluding purchased leased devices and devices sold to educational institutions, primarily from:
•A 27% increase in the number of devices sold, excluding purchased leased devices and devices sold to educational institutions, due to an increase in our customer base primarily due to the Merger, and
•Higher average costs per device sold due to an increase in the high-end device mix due to the Merger;
•An increase of $339 million in costs related to the liquidation of returned devices as a result of the Merger and higher cost devices used for device insurance claims fulfillment; and
•An increase of $256 million in leased device cost of equipment sales, primarily due to an increase in purchased leased devices as a result of the Merger.

The increase for the nine months ended September 30, 2020, was primarily from:

•An increase of $922 million in device cost of equipment sales, excluding purchased leased devices and devices sold to educational institutions, primarily from:
•A 9% increase in the number of devices sold, excluding purchased leased devices and devices sold to educational institutions, due to an increase in our customer base primarily due to the Merger and
•Higher average costs per device sold due to an increase in the high-end device mix due to the Merger;
•An increase of $665 million in costs related to the liquidation of returned devices as a result of the Merger and higher cost devices used for device insurance claims fulfillment; and
•An increase of $555 million in leased device cost of equipment sales, primarily due to an increase in purchased leased devices as a result of the Merger.

Selling, general and administrative expenses increased $1.4 billion, or 39%, for the three months ended and increased $3.7 billion, or 35%, for the nine months ended September 30, 2020.

The increase for the three months ended September 30, 2020, was primarily from:

•Higher employee-related costs due to an increase in the number of employees primarily from the Merger;
•Higher external labor and professional services, advertising and lease and rent expense primarily from the Merger;
•Higher commission expense due to higher gross customer additions primarily from the Merger; and
•$209 million of Merger-related costs primarily related to restructuring costs including severance and store rationalization, compared to $159 million of Merger-related costs in the three months ended September 30, 2019.

The increase for the nine months ended September 30, 2020, was primarily from:

•Higher employee-related costs due to an increase in the number of employees primarily from the Merger and costs associated with our restructuring plan;
•Higher external labor and professional services, lease and rent and advertising expense from the Merger;
•$1.1 billion of Merger-related costs including transaction costs associated with legal and professional services and restructuring costs including severance and store rationalization, compared to $494 million of Merger-related costs in the nine months ended September 30, 2019;
•Higher commission expense primarily due to higher gross customer additions primarily from the Merger and an increase of $69 million related to commissions expensed in excess of commissions capitalized, including the impact of a net benefit from contract costs capitalized subsequent to Merger close as these costs will amortize into expense over time, partially offset by lower commissions expense due to lower prepaid gross additions and compensation structure changes;
•Higher bad debt expense primarily due to customers acquired as a result of the Merger and the recording of estimated losses associated with the new credit loss standard, including $155 million of incremental bad debt for the estimated macro-economic impacts of the Pandemic, of which $46 million is related to our commitments to the Pledge; and
•Higher legal-related expenses from recording an estimated accrual associated with the FCC Notice of Apparent Liability and commitments associated with the Merger.
•Selling, general and administrative expenses for the nine months ended September 30, 2020 included $458 million of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs.

Impairment expense was $418 million for the nine months ended September 30, 2020, and consisted of the following:

•A $218 million impairment on the goodwill in the Layer3 reporting unit; and
•A $200 million impairment on the capitalized software development costs related to our postpaid billing system.
•There was no impairment expense for the three months ended September 30, 2020, or the three and nine months ended September 30, 2019.

For more information regarding the impairments above, see Note 5 – Property and Equipment and Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements.

Depreciation and amortization increased $2.5 billion, or 151%, for the three months ended and increased $5.1 billion, or 105%, for the nine months ended September 30, 2020, primarily as a result of the Merger including:

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

Operating income, the components of which are discussed above, increased $1.1 billion, or 74%, for the three months ended and increased $436 million, or 10%, for the nine months ended September 30, 2020.

Interest expense increased $581 million, or 316%, for the three months ended and increased $1.2 billion, or 217%, for the nine months ended September 30, 2020, primarily from:

•The assumption of debt with a fair value of $31.8 billion in connection with the Merger;
•The issuance of an aggregate of $19.0 billion in Senior Secured Notes and the entry into a $4.0 billion secured term loan in April 2020 in connection with the Merger; and
•Amortization of interest rate swap derivatives beginning upon settlement in April 2020.

Interest expense to affiliates decreased $56 million, or 56%, for the three months ended and decreased $104 million, or 34%, for the nine months ended September 30, 2020, primarily from the redemption of an aggregate of $4.0 billion in Senior Notes to affiliates and the repayment of an aggregate of $4.0 billion in Incremental term loan facility to affiliates in April 2020.

Other (expense) income, net increased $102 million for the three months ended and increased $292 million for the nine months ended September 30, 2020, primarily from losses on the extinguishment of debt.

Income from continuing operations before income taxes, the components of which are discussed above, was $1.7 billion and $1.2 billion for the three months ended September 30, 2020 and 2019, respectively, and was $2.7 billion and $3.6 billion for the nine months ended September 30, 2020 and 2019, respectively.

Income tax expense increased $82 million, or 25%, for the three months ended and decreased $206 million, or 22%, for the nine months ended September 30, 2020.

The increase for the three months ended September 30, 2020, was primarily from:

•Higher income before income taxes; partially offset by
•A lower effective tax rate, primarily due to increases in income before taxes and excess tax benefits and the benefit of a reduction in the valuation allowance against deferred tax assets related to federal tax credits. The effective tax rate was 24.5% for the three months ended September 30, 2020 and 27.1% for the three months ended September 30, 2019.

The decrease for the nine months ended September 30, 2020, was primarily from:

•Lower income before income taxes; partially offset by
•A higher effective tax rate, primarily due to a reduction in income before income taxes and an increase in expenses that are not deductible for income tax purposes primarily related to our Layer 3 goodwill impairment and certain Merger-related costs. The effective tax rate was 26.4% and 25.3% for the nine months ended September 30, 2020 and 2019, respectively.

Income from continuing operations, was $1.3 billion and $870 million for the three months ended September 30, 2020 and 2019, respectively, and was $2.0 billion and $2.7 billion for the nine months ended September 30, 2020 and 2019, respectively.

The increase for the three months ended September 30, 2020, was primarily from:

•Higher operating income; partially offset by
•Higher Interest expense;
•Higher Other (expense) income, net; and
•Higher Income tax expense

The decrease for the nine months ended September 30, 2020, was primarily from:

•Higher Interest expense; and
•Higher Other (expense) income, net; partially offset by
•Higher operating income; and
•Lower Income tax expense

Income from discontinued operations, net of tax was $320 million for the nine months ended September 30, 2020, and consists of the results of the Prepaid Business that was divested on July 1, 2020. There were no discontinued operations for the three months ended September 30, 2020 and for the three and nine months ended September 30, 2019. For more information regarding the Prepaid Transaction, see Note 12 – Discontinued Operations of the Notes to the Condensed Consolidated Financial Statements.

For more information regarding the Prepaid Transaction, see Note 12 – Discontinued Operations of the Notes to the Condensed Consolidated Financial Statements.

Net income, the components of which are discussed above, increased $383 million, or 44%, for the three months ended and decreased $403 million, or 15%, for the nine months ended September 30, 2020.

Net income for the three months ended September 30, 2020 included merger-related costs, net of tax, of $208 million for the three months ended September 30, 2020, compared to $128 million for the three months ended September 30, 2019.

Net income for the nine months ended September 30, 2020, included the following:

•Merger-related costs, net of tax, of $960 million for the nine months ended September 30, 2020, compared to $396 million for the nine months ended September 30, 2019.
•The negative impact of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs, net of tax, of $339 million for the nine months ended September 30, 2020, compared to no impact for the nine months ended September 30, 2019.
•Impairment expense of $366 million, net of tax, for the nine months ended September 30, 2020, compared to no impairment expense for the nine months ended September 30, 2019. The impairment of goodwill of $218 million in the Layer3 reporting unit is not deductible for tax purposes.

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

On April 1, 2020, in connection with the closing of the Merger, we assumed certain registered debt to third parties issued by Sprint, Sprint Communications, Inc. and Sprint Capital Corporation (collectively, the “Sprint Issuers”). Amounts previously disclosed for the estimated values of certain acquired assets and liabilities assumed have been revised based on additional information arising subsequent to the initial valuation. These revisions to the estimated values did not have a significant impact on our summarized financial information for the consolidated obligor group.

Pursuant to the applicable indentures and supplemental indentures, the long-term debt to affiliates and third parties issued by T-Mobile USA, Inc. and the Sprint Issuers (collectively, the “Issuers”) is fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of Parent’s 100% owned subsidiaries (“Guarantor Subsidiaries”).

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The indentures and credit facilities governing the long-term debt contain covenants that, among other things, limit the ability of the Issuers and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt restrict the ability of the Issuers to loan funds or make payments to Parent. However, the Issuers and Guarantor Subsidiaries are allowed to make certain permitted payments to Parent under the terms of the indentures and the supplemental indentures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. We early adopted the standard on January 1, 2020 and have applied the standard retrospectively to all periods presented. Upon the adoption of the standard, deferred tax assets of non-guarantor entities in aggregate of $163 million were reclassified and netted with the deferred tax liabilities of the guarantor obligor group of the debt issued by T-Mobile USA, Inc. The adoption of this standard did not have a material impact on our condensed consolidated financial statements for the nine months ended September 30, 2020.

In March 2020, certain Guarantor Subsidiaries became Non-Guarantor Subsidiaries. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	September 30, 2020	December 31, 2019
Current assets	$18,035	$8,177
Noncurrent assets	173,466	77,684
Current liabilities	17,765	11,885
Noncurrent liabilities	109,249	45,187
Due to non-guarantors	7,183	—
Due from non-guarantors	—	346
Due to related parties	4,846	14,173
Due from related parties	19	20

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
(in millions)
Total revenues	$47,076	$43,431
Operating income	3,353	4,761
Net income	2,314	3,468
Revenue from non-guarantors	1,088	974

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint and Sprint Communications, Inc. is presented in the table below:

(in millions)	September 30, 2020
Current assets	$1,051
Noncurrent assets	128,190
Current liabilities	3,317
Noncurrent liabilities	61,437
Due from non-guarantors	25,231
Due to related parties	4,774

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint and Sprint Communications, Inc. is presented in the table below:

Six Months Ended September 30, 2020
(in millions)
Total revenues	$4
Operating loss	(17)
Net income	1,363
Revenue from non-guarantors	4

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	September 30, 2020
Current assets	$1,051
Noncurrent assets	133,354
Current liabilities	3,388
Noncurrent liabilities	66,530
Due from non-guarantors	34,259
Due to related parties	4,774

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

Six Months Ended September 30, 2020
(in millions)
Total revenues	$4
Operating loss	(17)
Net income	1,363
Revenue from non-guarantors	4

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

Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Customers are qualified either for postpaid service utilizing phones, wearables, DIGITS or other connected devices which includes tablets and SyncUp products, where they generally pay after receiving service, or prepaid service, where they generally pay in advance. Our postpaid customers include customers of T-Mobile. Our prepaid customers include customers of T-Mobile and Metro by T-Mobile.

The following table sets forth the number of ending customers:

	As of September 30, 2020		Change
(in thousands)	2020	2019	#	%
Customers, end of period
Postpaid phone customers (1)	65,794	39,344	26,450	67%
Postpaid other customers (1)	13,938	6,376	7,562	119%
Total postpaid customers	79,732	45,720	34,012	74%
Prepaid customers (1)	20,630	20,783	(153)	(1)%
Total customers	100,362	66,503	33,859	51%
(1) Includes customers acquired in connection with the Merger and certain customer base adjustments. See Customer Base Adjustments and Net Customer Additions tables below.

Total customers increased 33,859,000, or 51%, primarily from:

•Higher postpaid phone customers primarily due to customers acquired in the Merger and the success of new customer segments and rate plans and continued growth in existing and new markets, along with promotional activities; and
•Higher postpaid other customers primarily due to customers acquired in the Merger and growth in other connected devices primarily related to educational institution customers and wearable products; partially offset by
•Lower prepaid customers primarily due to the customer base adjustments made to align the customer reporting policies of T-Mobile and Sprint, partially offset by the continued success of our prepaid business due to promotional activities and rate plan offers.

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
(7) Miscellaneous insignificant adjustments to align with T-Mobile policy.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2020	2019	#	%	2020	2019	#	%
Net customer additions
Postpaid phone customers	689	754	(65)	(9)%	1,394	2,120	(726)	(34)%
Postpaid other customers	1,290	320	970	303%	2,474	1,081	1,393	129%
Total postpaid customers	1,979	1,074	905	84%	3,868	3,201	667	21%
Prepaid customers	56	62	(6)	(10)%	61	262	(201)	(77)%
Total customers	2,035	1,136	899	79%	3,929	3,463	466	13%
Acquired customers, net of base adjustments	—	—	—	NM	29,228	—	29,228	NM
NM - Not Meaningful

Total net customer additions increased 899,000, or 79%, for the three months ended and increased 466,000, or 13%, for the nine months ended September 30, 2020.

The increase for the three months ended September 30, 2020, was primarily from:

•Higher postpaid other net customer additions primarily due to higher gross additions from connected devices primarily due to educational institution additions, partially offset by lower switching activity in the industry from reduced store traffic arising from the Pandemic; partially offset by
•Lower postpaid phone net customer additions primarily due to higher churn from customer acquired in the merger, partially offset by lower switching activity in the industry from reduced store traffic arising from the Pandemic; and
•Lower prepaid net customer additions primarily due to lower switching activity in the industry from reduced store traffic arising from the Pandemic, partially offset by lower churn.

The increase for the nine months ended September 30, 2020, was primarily from:

•Higher postpaid other net customer additions primarily due to higher gross additions from connected devices primarily due to educational institution additions and lower churn, partially offset by lower switching activity in the industry from reduced store traffic due to retail store closures arising from the Pandemic; partially offset by
•Lower postpaid phone net customer additions primarily due to higher churn from customer acquired in the merger, partially offset by lower switching activity in the industry from reduced store traffic due to retail store closures arising from the Pandemic; and
•Lower prepaid net customers additions primarily due to lower switching activity in the industry from reduced store traffic due to retail store closures arising from the Pandemic, partially offset by lower churn.

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

The following table sets forth the churn:

	Three Months Ended September 30,		Bps Change	Nine Months Ended September 30,		Bps Change
	2020	2019		2020	2019
Postpaid phone churn	0.90%	0.89%	1 bps	0.85%	0.85%	— bps
Prepaid churn	2.86%	3.98%	-112 bps	3.07%	3.77%	-70 bps

Postpaid phone churn was essentially flat for the three and nine months ended September 30, 2020, primarily due to the inclusion of the customer base acquired in the Merger, offset by lower switching activity in the industry due to reduced store traffic due to temporary retail store closures arising from the Pandemic.

Prepaid churn decreased 112 basis points for the three months ended and decreased 70 basis points for the nine months ended September 30, 2020, primarily due to lower switching activity in the industry due to reduced store traffic due to temporary retail store closures arising from the Pandemic and the continued success of our prepaid products due to promotional activities and rate plan offers.

During the nine months ended September 30, 2020, we have seen lower churn due to reduced store traffic due to temporary retail store closures arising from the Pandemic.

Total Postpaid Accounts

A postpaid account is generally defined as a billing account number that generates revenue. Postpaid accounts are generally comprised of customers that are qualified for postpaid service utilizing phones, wearables, DIGITS or other connected devices which includes tablets and SyncUp products, where they generally pay after receiving service.

	As of September 30, 2020		Change
(in thousands)	2020	2019	#	%
Accounts, end of period
Total postpaid customer accounts(1)	25,623	14,734	10,889	74%
(1) Includes accounts acquired in connection with the Merger and certain account base adjustments. See Account Base Adjustments table below.

Total postpaid customer accounts increased 10,889,000, or 74%, primarily due to 10,150,000 accounts acquired in the Merger, the success of new customer segments and rate plans, continued growth in existing and new markets, along with promotional activities, improvements in network quality and industry-leading customer service, partially offset by lower switching activity in the industry from reduced store traffic due to retail store closures arising from the Pandemic.

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

The following table illustrates the calculation of our operating measure ARPU and reconciles this measure to the related service revenues:

(in millions, except average number of customers and ARPU)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	S	%
Calculation of Postpaid Phone ARPU
Postpaid service revenues	$10,209	$5,746	$4,463	78%	$26,055	$16,852	$9,203	55%
Less: Postpaid other revenues	(677)	(346)	(331)	96%	(1,605)	(982)	(623)	63%
Postpaid phone service revenues	9,532	5,400	4,132	77%	24,450	15,870	8,580	54%
Divided by: Average number of postpaid phone customers (in thousands) and number of months in period	65,437	38,944	26,493	68%	56,971	38,225	18,746	49%
Postpaid phone ARPU	$48.55	$46.22	$2.33	5%	$47.69	$46.13	$1.56	3%
Calculation of Prepaid ARPU
Prepaid service revenues	$2,383	$2,385	$(2)	—%	$7,067	$7,150	$(83)	(1)%
Divided by: Average number of prepaid customers (in thousands) and number of months in period	20,632	20,837	(205)	(1)%	20,591	21,043	(452)	(2)%
Prepaid ARPU	$38.49	$38.16	$0.33	1%	$38.13	$37.76	$0.37	1%

Postpaid Phone ARPU

Postpaid phone ARPU increased $2.33, or 5%, for the three months ended and increased $1.56, or 3%, for the nine months ended September 30, 2020.

The increase for the three months ended September 30, 2020 was primarily due to:

•The net impact of customers acquired in the Merger, which have higher ARPU (net of changes arising from the reduction in base due to policy adjustments and reclassification of certain ARPU components from the acquired customers being moved to other revenue lines); and
•Higher premium service revenues; partially offset by
•An increase in our promotional activities; and
•A reduction in certain non-recurring charges.

The increase for the nine months ended September 30, 2020 was primarily due to:

•The net impact of customers acquired in the Merger, which have higher ARPU (net of changes arising from the reduction in base due to policy adjustments and reclassification of certain ARPU components from the acquired customers being moved to other revenue lines); and
•Higher premium service revenues; partially offset by
•A reduction in certain non-recurring charges including the impact of the Pandemic.

Prepaid ARPU

Prepaid ARPU increased $0.33, or 1%, for the three months ended and increased $0.37, or 1%, for the nine months ended September 30, 2020, primarily due to:

•The impacts of certain adjustments to our customer base, including the removal of certain prepaid customers associated with products now offered and distributed by a current MVNO partner as those customers had lower ARPU; partially offset by
•Dilution from promotional rate plans; and
•A reduction in certain non-recurring charges.

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

The following table illustrates the calculation of our operating measure ARPA and reconciles this measure to the related service revenues:

(in millions, except average number of accounts, ARPA)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Calculation of Postpaid ARPA
Postpaid service revenues	$10,209	$5,746	$4,463	78%	$26,055	$16,852	$9,203	55%
Divided by: Average number of postpaid accounts (in thousands) and number of months in period	25,582	14,602	10,980	75%	22,054	14,355	7,699	54%
Postpaid ARPA	$133.03	$131.15	$1.88	1%	$131.27	$130.44	$0.83	1%
NM - Not Meaningful

Postpaid ARPA

Postpaid ARPA increased $1.88, or 1%, for the three months ended and increased $0.83, or 1%, for the nine months ended September 30, 2020.

The increase for the three months ended September 30, 2020 was primarily due to:

•An increase in the average account size, including further penetration in connected devices, and the success of new customer segments and rate plans;
•Higher premium service revenues; and
•The net impact of customers acquired in the Merger; partially offset by
•An increase in our promotional activities; and
•A reduction in certain non-recurring charges.

The increase for the nine months ended September 30, 2020 was primarily due to:

•An increase in the average account size, including further penetration in connected devices, and the success of new customer segments and rate plans;
•Higher premium service revenues;
•The net impact of customers acquired in the Merger; partially offset by
•An increase in our promotional activities; and
•A reduction in certain non-recurring charges including the impact of the Pandemic.

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

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2020	2019	$	%	2020	2019	$	%
Net income	$1,253	$870	$383	44%	$2,314	$2,717	$(403)	(15)%
Adjustments:
Income from discontinued operations, net of tax	—	—	—	NM	(320)	—	(320)	NM
Income from continuing operations	1,253	870	383	44%	1,994	2,717	(723)	(27)%
Interest expense	765	184	581	316%	1,726	545	1,181	217%
Interest expense to affiliates	44	100	(56)	(56)%	206	310	(104)	(34)%
Interest income	(3)	(5)	2	(40)%	(21)	(17)	(4)	24%
Other expense, net	99	(3)	102	NM	304	12	292	NM
Income tax expense	407	325	82	25%	715	921	(206)	(22)%
Operating income	2,565	1,471	1,094	74%	4,924	4,488	436	10%
Depreciation and amortization	4,150	1,655	2,495	151%	9,932	4,840	5,092	105%
Operating income from discontinued operations (1)	—	—	—	NM	432	—	432	NM
Stock-based compensation (2)	125	108	17	16%	387	312	75	24%
Merger-related costs	288	159	129	81%	1,229	494	735	149%
COVID-19-related costs (3)	—	—	—	NM	458	—	458	NM
Impairment expense	—	—	—	NM	418	—	418	NM
Other, net (4)	1	3	(2)	(67)%	31	7	24	343%
Adjusted EBITDA	$7,129	$3,396	$3,733	110%	$17,811	$10,141	$7,670	76%
Net income margin (Net income divided by Service revenues)	9%	10%		-100 bps	6%	11%		-500 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	50%	39%		1,100 bps	49%	40%		900 bps
NM - Not Meaningful
(1)Following the Prepaid Transaction, starting on July 1, 2020, we provide MVNO services to DISH. We have included the operating income from discontinued operations from April 1, 2020 through June 30, 2020, in our determination of Adjusted EBITDA to reflect contributions of the Prepaid Business that were replaced by the MVNO Agreement beginning on July 1, 2020 in order to enable management, analysts and investors to better assess ongoing operating performance and trends.
(2)Stock-based compensation includes payroll tax impacts and may not agree to stock-based compensation expense in the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.
(3)Supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs were not significant for the three months ended September 30, 2020.
(4)Other, net may not agree to the Condensed Consolidated Statements of Comprehensive Income primarily due to certain non-routine operating activities, such as other special items that would not be expected to reoccur or are not reflective of T-Mobile’s ongoing operating performance, and are therefore excluded in Adjusted EBITDA.

Adjusted EBITDA increased $3.7 billion, or 110%, for the three months ended and increased $7.7 billion, or 76%, for the nine months ended September 30, 2020. The components comprising Adjusted EBITDA are discussed further above.

The increase for the three months ended September 30, 2020 was primarily due to:

•Higher service revenues; and
•Higher equipment revenues; partially offset by
•Higher Cost of equipment sales;
•Higher Cost of services expenses, excluding Merger-related costs; and
•Higher Selling, general and administrative expenses, excluding Merger-related costs.

The increase for the nine months ended September 30, 2020 was primarily due to:

•Higher service revenues; and
•Higher equipment revenues; partially offset by
•Higher Cost of services expenses, excluding Merger-related costs;
•Higher Cost of equipment sales; and
•Higher Selling, general and administrative expenses, excluding Merger-related costs and supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs.
•The impact from commission costs capitalization and amortization, including a net benefit from costs capitalized as result of the Merger, reduced Adjusted EBITDA by $69 million for the nine months ended for the September 30, 2020, compared to the nine months ended September 30, 2019.

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

Cash Flows

The following is a condensed schedule of our cash flows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2020	2019	$	%	2020	2019	$	%
Net cash provided by operating activities	$2,772	$1,748	$1,024	59%	$5,166	$5,287	$(121)	(2)%
Net cash used in investing activities	(1,132)	(657)	(475)	72%	(9,068)	(3,238)	(5,830)	180%
Net cash (used in) provided by financing activities	(6,144)	(543)	(5,601)	NM	9,031	(1,599)	10,630	(665)%

Operating Activities

Net cash provided by operating activities increased $1.0 billion, or 59%, for the three months ended and decreased $121 million, or 2%, for the nine months ended September 30, 2020.

The increase for the three months ended September 30, 2020, was primarily from:

•Higher net non-cash adjustments to Net income, primarily from depreciation and amortization; and
•Higher Net income; partially offset by
•A $2.1 billion increase in net cash outflows from changes in working capital, primarily due to higher use from Accounts receivable, Accounts payable and accrued liabilities and Inventories.
•Net cash provided by operating activities includes $379 million and $124 million in payments for Merger-related costs for the three months ended September 30, 2020 and 2019, respectively.
•Net cash provided by operating activities includes $198 million and $0 in payments for supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs for the three months ended September 30, 2020 and 2019, respectively.

The decrease for the nine months ended September 30, 2020, was primarily from:

•A $5.8 billion increase in net cash outflows from changes in working capital, primarily due to the one-time impact of $2.3 billion in gross payments for the settlement of interest rate swaps related to Merger financing for the nine months ended September 30, 2020, included in the use from Other current and long-term liabilities, as well as higher use from Accounts payable and accrued liabilities and Inventories; and
•Lower Net income; partially offset by
•Higher net non-cash adjustments to Net income, primarily from depreciation and amortization.
•Net cash provided by operating activities includes $910 million and $309 million in payments for Merger-related costs for the nine months ended September 30, 2020 and 2019, respectively.
•Net cash provided by operating activities includes $454 million and $0 in payments for supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs for the nine months ended September 30, 2020 and 2019, respectively.

Investing Activities

Net cash used in investing activities increased $475 million, or 72%, for the three months ended and increased $5.8 billion, or 180%, for the nine months ended September 30, 2020.

The use of cash for the three months ended September 30, 2020, was primarily from:

•$3.2 billion in Purchases of property and equipment, including capitalized interest, from network integration related to the Merger and the continued build-out of our nationwide 5G network; partially offset by
•$1.2 billion in Proceeds from the divestiture of the prepaid business;
•$855 million in Proceeds related to beneficial interests in securitization transactions; and
•$17 million in net Refunds of spectrum licenses and other intangible assets, including deposits, primarily due to refunds of spectrum license deposits.

The use of cash for the nine months ended September 30, 2020, was primarily from:

•$7.2 billion in Purchases of property and equipment, including capitalized interest, from network integration related to the Merger and the continued build-out of our nationwide 5G network;
•$5.0 billion in cash paid for the acquisition of Sprint, net of cash and restricted cash acquired; and
•$827 million in Purchases of spectrum licenses and other intangible assets, including deposits; partially offset by
•$2.3 billion in Proceeds related to beneficial interests in securitization transactions;
•$1.2 billion in Proceeds from the divestiture of the prepaid business; and
•$632 million related to derivative contracts under collateral exchange arrangements, for more information regarding these contracts; see Note 7 - Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements.

Financing Activities

Net cash (used in) provided by financing activities decreased $5.6 billion for the three months ended and increased $10.6 billion for the nine months ended September 30, 2020.

The use of cash for the three months ended September 30, 2020, was primarily from:

•$5.7 billion in Repayments of long-term debt driven by the repayment of $1.7 billion aggregate principal amount of our 6.375% Senior Notes due 2025, $1.5 billion aggregate principal amount of our 7.000% Senior Notes due 2020, $1.25 billion aggregate principal amount of 5.125% Senior Notes due 2021 held by DT, $1.0 billion aggregate principal amount of our 6.500% Senior Notes due 2024, and $219 million aggregate principal amount of our 3.360% Senior Secured Series 2016-1 A-1 Notes due 2021; and
•$246 million in Repayments of financing lease obligations.

The source of cash for the nine months ended September 30, 2020, was primarily from:

•$26.7 billion in Proceeds from the issuance of long-term debt, net of discounts and issuance costs, driven primarily by the issuance of $23.0 billion in Senior Secured Notes and a draw of $4.0 billion on the New Secured Term Loan Facility;
•$18.7 billion in Proceeds from the issuance of short-term debt, net of discounts and issuance costs, driven by a $19.0 billion draw on the New Secured Bridge Loan Facility in connection with the closing of the Merger; and
•$304 million in net proceeds from the SoftBank Equity transaction, see Note 14 - SoftBank Equity Transaction of the Notes to the Condensed Consolidated Financial Statements; partially offset by
•$18.9 billion in Repayments of short-term debt, net of refunds for issuance costs, for the repayment of the $19.0 billion draw on the New Secured Bridge Loan Facility;
•$16.2 billion in Repayments of long-term debt driven by the repayment of $5.3 billion aggregate principal amount of 5.125% Senior Notes due 2021 held by DT, our $4.0 billion Incremental Term Loan Facility with DT, $2.3 billion of outstanding principal for the termination of the accounts receivable facility assumed in the Merger, $1.7 billion aggregate principal amount of our 6.375% Senior Notes due 2025, $1.5 billion aggregate principal amount of our 7.000% Senior Notes due 2020, $1.0 billion aggregate principal amount of our 6.500% Senior Notes due 2024 and $438 million aggregate principal amount of our 3.360% Senior Secured Series 2016-1 A-1 Notes due 2021; and
•$764 million in Repayments of financing lease obligations.

Cash and Cash Equivalents

As of September 30, 2020, our Cash and cash equivalents were $6.6 billion compared to $1.5 billion at December 31, 2019.

Free Cash Flow

Free Cash Flow represents Net cash provided by operating activities less cash payments for Purchases of property and equipment, including Proceeds from sales of tower sites and Proceeds related to beneficial interests in securitization transactions, less Cash payments for debt prepayment or debt extinguishment. Free Cash Flow and Free Cash Flow, excluding gross payments for the settlement of interest rate swaps, are non-GAAP financial measures utilized by our management, investors and analysts of our financial information to evaluate cash available to pay debt and provide further investment in the business.

The table below illustrates the reconciliation of Free Cash Flow and Free Cash Flow, excluding gross payments for the settlement of interest rate swaps from Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2020	2019	$	%	2020	2019	$	%
Net cash provided by operating activities	$2,772	$1,748	$1,024	59%	$5,166	$5,287	$(121)	(2)%
Cash purchases of property and equipment	(3,217)	(1,514)	(1,703)	112%	(7,227)	(5,234)	(1,993)	38%
Proceeds related to beneficial interests in securitization transactions	855	900	(45)	(5)%	2,325	2,896	(571)	(20)%
Cash payments for debt prepayment or debt extinguishment costs	(58)	—	(58)	NM	(82)	(28)	(54)	193%
Free Cash Flow	352	1,134	(782)	(69)%	182	2,921	(2,739)	(94)%
Gross cash paid for the settlement of interest rate swaps	—	—	—	NM	2,343	—	2,343	NM
Free Cash Flow, excluding gross payments for the settlement of interest rate swaps	$352	$1,134	$(782)	(69)%	$2,525	$2,921	$(396)	(14)%
NM - Not Meaningful

Free Cash Flow, excluding gross payments for the settlement of interest rate swaps related to Merger financing, decreased $782 million, or 69%, for the three months ended and decreased $396 million, or 14%, for the nine months ended September 30, 2020.

The decrease for the three months ended September 30, 2020, was primarily impacted by the following:

•Higher Cash purchases of property and equipment, including capitalized interest of $108 million and $118 million for the three months ended September 30, 2020 and 2019, respectively, from network integration related to the Merger and the continued build-out of our nationwide 5G network; partially offset by
•Higher Net cash provided by operating activities, as described above.
•Free Cash Flow includes $379 million and $124 million in payments for Merger-related costs for the three months ended September 30, 2020 and 2019, respectively.
•Free Cash Flow includes $198 million and $0 in payments for supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs for the three months ended September 30, 2020 and 2019, respectively.

The decrease for the nine months ended September 30, 2020, was primarily impacted by the following:

•Higher Cash purchases of property and equipment, including capitalized interest of $339 million and $361 million for the nine months ended September 30, 2020 and 2019, respectively, from network integration related to the Merger and the continued build-out of our nationwide 5G network; and
•Lower Proceeds related to our deferred purchase price from securitization transactions; and
•The one-time impact of gross payments for the settlement of interest rate swaps related to Merger financing of $2.3 billion, which is excluded from the calculation Free Cash Flow.
•Free Cash Flow includes $910 million and $309 million in payments for Merger-related costs for the nine months ended September 30, 2020 and 2019, respectively.
•Free Cash Flow includes $454 million and $0 in payments for supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs for the nine months ended September 30, 2020 and 2019, respectively.

Borrowing Capacity

We maintain a financing arrangement with Deutsche Bank AG, which allows for up to $108 million in borrowings. Under the financing arrangement, we can effectively extend payment terms for invoices payable to certain vendors. As of September 30, 2020, there were no outstanding balances under such financing arrangements.

We maintain vendor financing arrangements primarily with our main network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. During the three and nine months ended September 30, 2020, we repaid $231 million and $407 million, respectively, associated with the vendor financing arrangements and other financial liabilities. These payments are included in Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities, in our Condensed Consolidated Statements of Cash Flows. As of September 30, 2020 and December 31, 2019, the outstanding balance under the vendor financing arrangements and other financial liabilities was $312 million and $25 million, respectively.

On April 1, 2020, in connection with the closing of the Merger, T-Mobile USA and certain of its affiliates, as guarantors, entered into a Credit Agreement (the “New Credit Agreement”) with certain financial institutions named therein, providing for a $4.0 billion secured term loan facility and a $4.0 billion revolving credit facility (the “New Revolving Credit Facility”). On September 16, 2020, we increased the aggregate commitment under the New Revolving Credit Facility to $5.5 billion through an amendment to the Credit Agreement. As of September 30, 2020, there was no outstanding balance under the New Revolving Credit Facility. Subsequent to September 30, 2020, on October 9, 2020, we repaid at par all of the outstanding amounts under, and terminated, our New Secured Term Loan Facility.

Subsequent to September 30, 2020, on October 30, 2020, we entered into a $5.0 billion senior secured term loan commitment with certain financial institutions. Up to $5.0 billion of loans under the commitment may be drawn at any time (subject to customary conditions precedent) through June 30, 2021. If drawn, the facility matures in 364 days with one six-month extension exercisable at our discretion. Proceeds may be used for general corporate purposes and will accrue interest at a rate of LIBOR plus a margin of 1.25% per annum.

Debt Financing

As of September 30, 2020, our total debt and financing lease liabilities were $69.2 billion, excluding our tower obligations, of which $63.1 billion was classified as long-term debt and $1.4 billion was classified as long-term financing lease liabilities.

During the nine months ended September 30, 2020, we issued short- and long-term debt for proceeds of $45.5 billion and redeemed and repaid short- and long-term debt totaling $35.4 billion. Additionally, in connection with the closing of the Merger, we assumed certain indebtedness of Sprint totaling $31.8 billion.

Subsequent to September 30, 2020, on October 6, 2020, T-Mobile USA issued $500 million of 2.050% Senior Secured Notes due 2028, $750 million of 2.550% Senior Secured Notes due 2031, $1.25 billion of 3.000% Senior Secured Notes due 2041, and $1.5 billion of 3.300% Senior Secured Notes due 2051. On October 9, 2020, we used the net proceeds of $4.0 billion to repay at par all of the outstanding amounts under, and terminate, the New Secured Term Loan Facility.

Subsequent to September 30, 2020, on October 28, 2020, T-Mobile USA issued $1.0 billion of 2.250% Senior Secured Notes due 2031, $1.25 billion of 3.000% Senior Secured Notes due 2041, $1.5 billion of 3.300% Senior Secured Notes due 2051 and $1.0 billion of 3.600% Senior Secured Notes due 2060. We intend to use the net proceeds of $4.6 billion for general corporate purposes, which may include among other things, acquisitions of additional spectrum and refinancing existing indebtedness on an ongoing basis.

Subsequent to September 30, 2020, on October 30, 2020, we entered into a $5.0 billion senior secured term loan commitment with certain financial institutions. Up to $5.0 billion of loans under the commitment may be drawn at any time (subject to customary conditions precedent) through June 30, 2021. If drawn, the facility matures in 364 days with one six-month extension exercisable at our discretion. Proceeds may be used for general corporate purposes and will accrue interest at a rate of LIBOR plus a margin of 1.25% per annum.

For more information regarding our debt financing transactions, see Note 8 - Debt of the Notes to the Condensed Consolidated Financial Statements.

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

Interest Rate Lock Derivatives

In April 2020, in connection with the issuance of an aggregate of $19.0 billion in Senior Secured Notes, we terminated our interest rate lock derivative. At the time of termination, the interest rate lock derivatives were a liability of $2.3 billion, of which $1.2 billion was cash collateralized. Consequently, the net cash required to settle the interest rate lock derivatives was an additional $1.1 billion and was paid at termination.

For more information regarding the termination of our interest rate lock derivative, see Note 7 - Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements.

Future Sources and Uses of Liquidity

We may seek additional sources of liquidity, including through the issuance of additional long-term debt in 2020, to continue to opportunistically acquire spectrum licenses or other assets in private party transactions or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for spectrum acquisitions, or for other assets, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months as well as our longer-term liquidity needs. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption of high yield callable debt and the execution of our integration plan.

We determine future liquidity requirements, for both operations and capital expenditures, based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses as a result of completing the Transactions, the Divestiture Transaction and compliance with the Government Commitments, and we are also expected to incur substantial restructuring expenses in connection with integrating and coordinating T-Mobile’s and Sprint’s businesses, operations, policies and procedures. While we have assumed that a certain level of Merger-related expenses will be incurred, factors beyond our control, including required consultation and negotiation with certain counterparties, could affect the total amount or the timing of these expenses. These expenses could exceed the costs historically borne by us and adversely affect our financial condition and results of operations. There are a number of additional risks and uncertainties, including those due to the impact of the COVID-19 pandemic, that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions on our common stock, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuers to loan funds or make payments to Parent. However, the Issuers are allowed to make certain permitted payments to Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of September 30, 2020.

The Merger

In connection with the closing of the Merger, on April 1, 2020, we assumed Sprint’s liabilities, which include accounts payable and accrued liabilities, short-term debt, operating and financing lease liabilities, net pension plan liabilities, deferred tax liabilities and long-term debt with an aggregate fair value of $31.8 billion.

For more information regarding the Merger, see Note 2 – Business Combination of the Notes to the Condensed Consolidated Financial Statements.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain partners that provide us with the ability to enter into financing leases for network equipment and services. As of September 30, 2020, we have committed to $4.8 billion of financing leases under these financing lease facilities, of which $211 million and $857 million was executed during the three and nine months ended September 30, 2020, respectively. We expect to enter into up to an additional $343 million in financing lease commitments during 2020.

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

Since April 1, 2020, we have incurred, and expect to continue to incur significant capital expenditures in the near term related to the integration of the T-Mobile and Sprint businesses in order to fully realize the anticipated synergies associated with the Merger, including the reduction in redundant cell sites from combining networks, back office and information technology efficiencies and the evolution of our distribution and retail footprint including the combining of the Sprint and T-Mobile brand operations.

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

The following table summarizes our contractual obligations and borrowings as of September 30, 2020 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

(in millions)	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$3,680	$12,977	$10,103	$38,184	$64,944
Interest on long-term debt	3,384	5,869	4,242	9,218	22,713
Financing lease liabilities, including imputed interest	1,100	1,218	150	72	2,540
Tower obligations (2)	393	738	591	694	2,416
Operating lease liabilities, including imputed interest	4,717	8,115	6,086	19,184	38,102
Purchase obligations (3)	4,174	3,399	1,561	1,549	10,683
Spectrum leases and service credits (4)	328	698	609	5,103	6,738
Total contractual obligations	$17,776	$33,014	$23,342	$74,004	$148,136
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
(3)The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contracts. Termination penalties are included in the above table as payments due as of the earliest we could exit the contract, typically in less than one year. For certain contracts that include fixed volume purchase commitments and fixed prices for various products, the purchase obligations are calculated using fixed volumes and contractually fixed prices for the products that are expected to be purchased. This table does not include open purchase orders as of September 30, 2020 under normal business purposes. See Note 17 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for further information.
(4)Spectrum lease agreements are typically for five to 10 years with automatic renewal provisions, bringing the total term of the agreements up to 30 years.

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

Related Party Transactions

SoftBank

On June 22, 2020, we entered into a Master Framework Agreement and related transactions with SoftBank to facilitate the SoftBank Monetization as described in Note 14 - SoftBank Equity Transaction of the Notes to the Condensed Consolidated Financial Statements. As of September 30, 2020, DT and SoftBank held, directly or indirectly, approximately 43.4% and 8.6%, respectively, of our outstanding common stock, with the remaining approximately 48.0% of our outstanding common stock held by other stockholders. As a result of the Proxy Agreements, DT has voting control as of September 30, 2020 over approximately 52.4% of the outstanding T-Mobile common stock. In addition, as provided for in the Master Framework Agreement, DT also holds certain call options over approximately 101.5 million shares of our common stock held by SBGC.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended September 30, 2020, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended September 30, 2020, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to three customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Bank Sepah, and Europäisch-Iranische Handelsbank. These services have been terminated or are in the process of being terminated. For the three months ended September 30, 2020, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended September 30, 2020 were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended September 30, 2020, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended September 30, 2020, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services during the three months ended September 30, 2020, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of September 30, 2020, we derecognized net receivables of $2.5 billion upon sale through these arrangements.

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

When assessing goodwill for impairment we may elect to first perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative test. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. We employed a qualitative approach to assess the wireless reporting unit. The fair value of the wireless reporting unit is determined using a market approach, which is based on market capitalization. We recognize market capitalization is subject to volatility and will monitor changes in market capitalization to determine whether declines, if any, necessitate an interim impairment review. In the event market capitalization does decline below its book value, we will consider the length, severity and reasons for the decline when assessing whether potential impairment exists, including considering whether a control premium should be added to the market capitalization. We believe short-term fluctuations in share price may not necessarily reflect the underlying aggregate fair value. No events or change in circumstances have occurred in the current quarter that indicate the fair value of the Wireless reporting unit may be below its carrying amount at September 30, 2020.

Concurrent with the acquisition, management also revisited the plans for our TVisionTM Home service offering and the integration of this offering with the Sprint customer base. Additionally, we expect our significantly enhanced spectrum position following the Merger will allow us to accelerate our in-home broadband internet service strategy. The enhanced in-home broadband opportunity, along with the acquisition of certain content rights, created a strategic shift in our TVisionTM Home service offering allowing us the ability to develop a video product which will be complementary to the in-home broadband offering. As of June 30, 2020, management updated its forecast, which included a reimagining of the stand-alone product offering to potential customers that is expected to launch by the end of 2020. Based on these events and changes in circumstances, we determined that recoverability of the carrying amount of goodwill for the Layer3 reporting unit should be evaluated for impairment. We employed a quantitative approach to assess the Layer3 reporting unit. The fair value of the Layer3 reporting unit was determined using an income approach, which was based on estimated discounted future cash flows.

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

The carrying value of the Layer3 reporting unit exceeded its estimated fair value as of June 30, 2020. Accordingly, during the nine months ended September 30, 2020, we recorded an impairment loss of $218 million, which is included in “Impairment expense” in our Condensed Consolidated Statements of Comprehensive Income.

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

Through April 1, 2020, we were exposed to changes in the benchmark interest rate associated with our interest rate lock derivatives. Between April 2 to April 6, 2020, in connection with the issuance of an aggregate of $19.0 billion in Senior Secured Notes, we terminated our interest rate lock derivatives. See Note 8 - Debt of the Notes to the Condensed Consolidated Financial Statements for further information regarding the issuance of senior secured notes. At the time of termination, the interest rate lock derivatives were a liability of $2.3 billion, of which $1.2 billion was cash-collateralized. Consequently, the net cash outflow required to settle the interest rate lock derivatives was an additional $1.1 billion and was paid at termination. Aggregate changes in fair value, net of tax, of $1.6 billion are presented in Accumulated other comprehensive loss as of September 30, 2020. Upon the termination of the interest rate derivatives, we began amortizing the Accumulated other comprehensive loss with the derivatives into Interest expense over periods of eight to 10 years. For the three and nine months ended September 30, 2020, $44 million and $83 million, respectively, was amortized from Accumulated other comprehensive loss into Interest expense in the Condensed Consolidated Statements of Comprehensive Income.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For more information regarding our legal proceedings in which we are involved, see Note 2 - Business Combination and Note 17 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Other than the updated risk factors below, there have been no material changes in the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which amended and restated the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as further amended by the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. These risk factors should be considered carefully in evaluating T-Mobile. Our business, financial condition, liquidity, or operating results, as well as the price of our common stock and other securities, could be materially adversely affected by any of these risks. In addition, many of these risks have been or may be heightened by impacts of the COVID-19 pandemic.

Risks Related to Our Business and the Wireless Industry

Competition, industry consolidation, and changes in the market for wireless services could negatively affect our ability to attract and retain customers and adversely affect our business, financial condition, and operating results.

We have multiple wireless competitors, some of which have greater resources than we have and compete for customers based principally on service/device offerings, price, network coverage, speed and quality and customer service. We expect market saturation to continue to cause the wireless industry’s customer growth rate to be moderate in comparison with historical growth rates, leading to ongoing competition for customers. We also expect that our customers’ appetite for data services will place increasing demands on our network capacity. This competition and our capacity will continue to put pressure on pricing and margins as companies compete for potential customers. Our ability to compete will depend upon, among other things, continued absolute and relative improvement in network quality and customer service, effective marketing and selling of products and services, innovation, and attractive pricing, all of which will involve significant expenses.

We face intense and increasing competition from other service providers as industry sectors converge, such as cable, telecom services and content, satellite, and other service providers. Companies like Altice, Charter and DISH are diversifying outside cable, voice and broadband services to also offer wireless services. Competitors like Comcast and AT&T now provide original content services in addition to wireless, cable, voice and broadband services, and consumers are increasingly accessing video content from Internet-based providers and applications, all of which create increased competition in this area. These factors, together with the effects of the increasing aggregate penetration of wireless services in all metropolitan areas and the ability of our larger competitors to use resources to build out their networks and to quickly deploy advanced technologies, such as 5G, could make it more difficult for us to continue to attract and retain customers, and may adversely affect our competitive position and ability to grow, which would have a material adverse effect on our business, financial condition and operating results.

Joint ventures, mergers, acquisitions and strategic alliances in the wireless sector have resulted in, and are expected to result in, larger competitors competing for a limited number of customers. Further consolidation, including the pending acquisition of TracFone Wireless by Verizon, could negatively impact our businesses, including wholesale. We will experience declining revenues from our wholesale business if Verizon migrates legacy TracFone customers off the T-Mobile network and DISH migrates Boost customers to their standalone network. The other national wireless communications services providers may be able to enter into exclusive handset, device, or content arrangements, execute pervasive advertising and marketing campaigns, or otherwise improve their cost position relative to ours. In addition, refusal of our large competitors to provide critical access to resources and inputs, such as roaming services, on reasonable terms could improve their position within the wireless broadband mobile services industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Subsequent to September 30, 2020, on October 30, 2020, we entered into a $5.0 billion senior secured term loan commitment with Citigroup Global Markets, Inc, Credit Suisse AG, Deutsche Bank AG New York Branch, Goldman Sachs Bank USA, certain of their affiliates, and certain other financial institutions that may be named therein from time to time. Up to $5.0 billion of loans under the commitment may be drawn at any time (subject to customary conditions precedent) through June 30, 2021. If drawn, the facility matures in 364 days with one six-month extension exercisable at our discretion. Proceeds may be used for general corporate purposes and will accrue interest at a rate of LIBOR plus a margin of 1.25% per annum.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
3.1	Fifth Amended and Restated Certificate of Incorporation of T-Mobile US, Inc.	8-K	4/1/2020	3.1
3.2	Seventh Amended and Restated Bylaws of T-Mobile US, Inc.	8-K	4/1/2020	3.2
10.1*	Master Network Services Agreement, dated as of July 1, 2020, between T-Mobile USA, Inc., DISH Purchasing Corporation and solely for the purposes of Section 13, DISH Network Corporation.				X
10.2*	License Purchase Agreement, dated as of July 1, 2020, by and between T-Mobile USA, Inc. and DISH Network Corporation.				X
10.3	Incremental Amendment, dated as of September 16, 2020, to the Credit Agreement, dated as of April 1, 2020, among T-Mobile USA, Inc., Deutsche Bank AG New York Branch, as administrative agent and each Incremental Revolving Lender as defined therein.	8-K	9/17/2020	10.1
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

November 5, 2020	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)