Form 10-K
period 2020-12-31
T-Mobile US, Inc.
filed 2021-02-23
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $40.7 billion based on the closing sale price as reported on the NASDAQ Global Select Market. As of February 17, 2021, there were 1,242,804,085 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the definitive Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A or will be included in an amendment to this Report.

T-Mobile US, Inc.
Form 10-K
For the Year Ended December 31, 2020

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of this Form 10-K, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:
•natural disasters, public health crises, including the COVID-19 pandemic (the “Pandemic”), terrorist attacks or similar incidents;
•adverse economic, political or market conditions in the U.S. and international markets, including those caused by the Pandemic;
•competition, industry consolidation and changes in the market condition for wireless services;
•data loss or other security breaches;
•the scarcity and cost of additional wireless spectrum, and regulations relating to spectrum use;
•our inability to retain or motivate key personnel, hire qualified personnel or maintain our corporate culture;
•our inability to take advantage of technological developments on a timely basis;
•system failures and business disruptions, allowing for unauthorized use of or interference with our network and other systems;
•the impacts of the actions we have taken and conditions we have agreed to in connection with the regulatory proceedings and approvals of the Transactions (as defined below), including the Prepaid Transaction (as defined in Note 1 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements), the complaint and proposed final judgment (the “Consent Decree”) agreed to by us, Deutsche Telekom AG (“DT”), Sprint Corporation (“Sprint”), SoftBank Group Corp. (“SoftBank”) and DISH Network Corporation (“DISH”) with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, the proposed commitments filed with the Secretary of the Federal Communications Commission (“FCC”), which we announced on May 20, 2019, certain national security commitments and undertakings, and any other commitments or undertakings entered into including but not limited to those we have made to certain states and nongovernmental organizations (collectively, the “Government Commitments”), and the challenges in satisfying the Government Commitments in the required time frames and the significant cumulative cost incurred in tracking, monitoring and complying with them;
•our inability to manage the ongoing commercial and transition services arrangements that we entered into with DISH in connection with the Prepaid Transaction, which we completed on July 1, 2020 (collectively, the “Divestiture Transaction”), and known or unknown liabilities arising in connection therewith;
•the effects of any future acquisition, investment, or merger involving us;
•any disruption or failure of our third parties (including key suppliers) to provide products or services for the operation of our business;
•the occurrence of high fraud rates or volumes related to device financing, customer payment cards, third-party dealers, employees, subscriptions, identities or account takeover fraud;
•our substantial level of indebtedness and our inability to service our debt obligations in accordance with their terms or to comply with the restrictive covenants contained therein;
•adverse changes in the ratings of our debt securities or adverse conditions in the credit markets;
•the risk of future material weaknesses we may identify while we work to integrate and align policies, principles and practices of the two companies following the Merger (as defined below), or any other failure by us to maintain effective internal controls, and the resulting significant costs and reputational damage;
•any changes in regulations or in the regulatory framework under which we operate;
•laws and regulations relating to the handling of privacy and data protection;
•unfavorable outcomes of existing or future legal proceedings;
•our offering of regulated financial services products and exposure to a wide variety of state and federal regulations;
•new or amended tax laws or regulations or administrative interpretations and judicial decisions affecting the scope or application of tax laws or regulations;

•the possibility that we may be unable to renew our spectrum leases on attractive terms or the possible revocation of our existing licenses in the event that we violate applicable laws;
•interests of our significant stockholders that may differ from the interests of other stockholders;
•future sales of our common stock by DT and SoftBank and our inability to attract additional equity financing outside the United States due to foreign ownership limitations by the FCC;
•the volatility of our stock price and our lack of plan to pay cash dividends in the foreseeable future;
•failure to realize the expected benefits and synergies of the merger (the “Merger”) with Sprint, pursuant to the Business Combination Agreement with Sprint and the other parties named therein (as amended, the “Business Combination Agreement”) and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) in the expected timeframes or in the amounts anticipated;
•any delay and costs of, or difficulties in, integrating our business and Sprint’s business and operations, and unexpected additional operating costs, customer loss and business disruption, including maintaining relationships with employees, customers, suppliers or vendors;
•unanticipated difficulties, disruption, or significant delays in our long-term strategy to migrate Sprint’s legacy customers onto T-Mobile’s existing billing platforms; and
•changes to existing or the issuance of new accounting standards by the Financial Accounting Standards Board or other regulatory agencies.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. In this Form 10-K, unless the context indicates otherwise, references to “T-Mobile,” “our Company,” “the Company,” “we,” “our,” and “us” refer to T-Mobile US, Inc. as a standalone company prior to April 1, 2020, the date we completed the Merger with Sprint, and on and after April 1, 2020, refer to the combined company as a result of the Merger.

Investors and others should note that we announce material financial and operational information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We intend to also use certain social media accounts as means of disclosing information about us and our services and for complying with our disclosure obligations under Regulation FD (the @TMobileIR Twitter account (https://twitter.com/TMobileIR) and the @MikeSievert Twitter account (https://twitter.com/MikeSievert), which Mr. Sievert also uses as a means for personal communications and observations). The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these social media channels in addition to following our press releases, SEC filings and public conference calls and webcasts. The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time as listed on our Investor Relations website.

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

The Un-carrier was supercharged upon the completion of our Merger with Sprint on April 1, 2020, which resulted in Sprint and its subsidiaries becoming wholly owned consolidated subsidiaries of T-Mobile. Through the Merger, we acquired Sprint’s customers and 2.5 GHz mid-band spectrum, among other assets. As the supercharged Un-carrier, we are on a mission to build America’s best 5G network, offering customers unrivalled coverage and capacity where they live, work and play. Our network is the foundation of our success and powers everything we do. As one company, we have begun to combine our mid-band spectrum licenses, including Advanced Wireless Services (“AWS”), Personal Communications Services (“PCS”) and 2.5 GHz, our millimeter-wave licenses and our foundational layer of low-band spectrum, including 600 MHz, 700 MHz and 800 MHz, to create a “layer cake” of spectrum and provide an unmatched 5G experience to our customers. We believe this layer cake will broaden and deepen our nationwide 5G network enabling accelerated innovation and increased competition in the U.S. wireless, video and broadband industries. We have achieved and expect to continue to achieve significant synergies and cost reductions by eliminating redundancies within the combined network as well as other business processes and operations.

For more information related to the Merger, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sprint Merger and Note 2 - Business Combination of the Notes to the Consolidated Financial Statements.

Our 4G Long-Term Evolution (“LTE”) network covers 328 million people (99% of the U.S. population). Additionally, our 5G network is America’s largest, covering 1.6 million square miles, 280 million people and 9,100 cities and towns across the United States, including Puerto Rico and the U.S. Virgin Islands, as of December 31, 2020.

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

Business

As of December 31, 2020, we provide wireless services to 102.1 million postpaid and prepaid customers and generate revenue by providing affordable wireless communications services to these customers, as well as a wide selection of wireless devices and accessories. Our most significant expenses relate to operating and expanding our network, providing a full range of devices, acquiring and retaining high-quality customers and compensating employees. We provide service, devices and accessories across our flagship brands, T-Mobile and Metro by T-Mobile, through our owned and operated retail stores, as well as through our websites (www.t-mobile.com and www.metrobyt-mobile.com), T-Mobile app and customer care channels. In addition, we sell devices to dealers and other third-party distributors for resale through independent third-party retail outlets and a variety of third-party websites. The information on our websites is not part of this Form 10-K. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Services and Products

We provide wireless communications services through a variety of service plan options. We also offer a wide selection of wireless devices, including smartphones, wearables, tablets and other mobile communication devices, which are manufactured by various suppliers.

Our primary service plan offering, which allows customers to subscribe for wireless communications services separately from the purchase of a device, is our signature Magenta plan (“Magenta”), which includes, among other benefits, unlimited talk, text and smartphone data on our network, 5G access at no extra cost, scam protection features and more. Customers also have the ability to choose additional features, such as HD video streaming and increased high-speed hotspot data, for an additional cost on our Magenta Plus plan. We also offer an Essentials rate plan for customers who want the basics, as well as specific rate plans to qualifying customers, including Unlimited 55+, Military, First Responder, and Business.

Our device options for qualifying customers include:

•The option of financing all or a portion of the individual device or accessory purchase price at the time of sale over an installment period, generally of 24 months, using an Equipment Installment Plan (“EIP”);
•For qualifying customers who finance their initial device with an EIP, an option to enroll in our Just Upgrade My Phone (“JUMP!®”) program to later upgrade their device; and
•The option to lease a device over a period of up to 18 months and upgrade it when eligibility requirements are met.

We also provide products that are complementary to our wireless communications services, including device protection, Home Internet, TVision™ and wireline communication services to domestic and international customers.

In August 2020, we unified the Sprint retail operations under the T-Mobile brand, providing Sprint customers access to all of our products, services and retail locations.

Customers

We provide wireless communications services to two primary categories of customers:

•Postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, wearables, DIGITS (a service that allows our customers to use multiple mobile numbers on any compatible smartphone or device with internet connection) or other connected devices, which include tablets and SyncUp products; and
•Prepaid customers generally include customers who pay for wireless communications services in advance. Our prepaid customers include customers of T-Mobile and Metro by T-Mobile.

We provide Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers access to our network. This access and the customer relationship is managed by wholesale partners.

We generate the majority of our service revenues by providing wireless communications services to postpaid and prepaid customers. Our ability to attract and retain postpaid and prepaid customers is important to our business in the generation of service revenues, equipment revenues and other revenues. In 2020, our service revenues generated by providing wireless communications services by customer category were:

•72% Postpaid customers;
•19% Prepaid customers; and
•9% Wholesale, roaming and other services.

Substantially all of our revenues for the years ended December 31, 2020, 2019 and 2018, were earned in the United States, including Puerto Rico and the U.S. Virgin Islands.

Network Strategy

On April 1, 2020, we closed our Merger with Sprint, which greatly enhanced our spectrum position. Integration of the spectrum and network assets acquired in the Merger is expected to occur over the next three years.

The integration strategy includes deploying the acquired spectrum on the combined network assets to supplement capacity, migrating Sprint customers to our network and optimizing the combined assets by decommissioning redundant sites to realize synergies.

Spectrum Position

We provide wireless communications services utilizing mid-band spectrum licenses, such as AWS, PCS and 2.5 GHz, low-band spectrum licenses utilizing our 600 MHz, 700 MHz and 800 MHz spectrum and mmWave spectrum.

•We controlled an average of 329 MHz of combined low- and mid-band spectrum nationwide as of December 31, 2020. This spectrum is comprised of:
•An average of 40 MHz in the 600 MHz band;
•An average of 10 MHz in the 700 MHz band;
•An average of 14 MHz in the 800 MHz band;
•An average of 66 MHz in the 1900 MHz PCS band;
•An average of 41 MHz in the AWS band; and
•An average of 158 MHz in the 2.5 GHz band.
•In March 2020, the FCC announced the results of Auctions 103 (37/39 GHz and 47 GHz spectrum bands). We were the winning bidder of 2,384 licenses for an aggregate price of $873 million. Prior to the Merger, the FCC announced that Sprint was the winning bidder of 127 licenses in Auction 103.
•In April 2020, we acquired control of FCC licenses in the 800 MHz, 1900 MHz and 2.5 GHz bands as part of our Merger with Sprint.
•We plan to evaluate future spectrum purchases in current and upcoming auctions and in the secondary market to further augment our current spectrum position.
•As of December 31, 2020, we had equipment deployed on approximately 108,000 macro cell sites and 69,000 small cell/distributed antenna system sites across our T-Mobile and legacy Sprint networks.

5G Leadership

•As of December 31, 2020, our Extended Range 5G covers 280 million people in 9,100 cities and towns covering 1.6 million square miles.
•Our Ultra Capacity 5G covers 106 million people as of December 31, 2020.

Competition

The wireless communications services industry is highly competitive. We are the second largest provider of wireless communications services in the U.S. as measured by our total postpaid and prepaid customers. Our competitors include other national carriers, such as AT&T Inc. (“AT&T”) and Verizon Communications, Inc. (“Verizon”). In addition, our competitors include numerous smaller regional carriers, MVNOs, including TracFone Wireless, Inc., Comcast Corporation, Charter Communications, Inc., Altice USA, Inc. and DISH, many of which offer no-contract, postpaid and prepaid service plans. Competitors also include providers who offer similar communication services, such as voice, messaging and data services, using alternative technologies or services. Competitive factors within the wireless communications services industry include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies and regulatory changes. Some competitors have shown a willingness to use aggressive pricing as a source of differentiation. Other competitors have sought to add ancillary services, like mobile video or music streaming services, to enhance their offerings. Taken together, the competitive factors we face continue to put pressure on growth and margins as companies compete to retain the current customer base and continue to add new customers.

Human Capital

Employees

As of December 31, 2020, we employed approximately 75,000 full-time and part-time employees, including network, retail, administrative and customer support functions.

Attraction and Retention

We employ a highly skilled workforce within a broad range of functions. Our employees are located throughout the United States, including Puerto Rico, to serve our nationwide network and retail operations. Our headquarters are located in Bellevue, Washington and Overland Park, Kansas.

We attract and retain our workforce through a dynamic and inclusive culture and by providing exceptional benefits, including:

•Competitive medical, dental and vision benefits;
•Annual stock grants to all full-time and part-time employees and a discounted Employee Stock Purchase Program;
•A 401(k) Savings Plan;
•LiveMagenta: a custom-branded program for employee engagement and well-being, including free access to life coaches, financial coaches and tools for healthy living;
•Access to personal health advocates offering independent guidance;
•Tuition assistance for all full-time and part-time employees; and
•A matching program for employee donations and volunteering.

To keep our employees safe during the Pandemic, we implemented remote working arrangements for many employees with a significant portion of our internal and global care employees transitioned to a work-from-home environment. We also encouraged our corporate and administrative employees to work remotely, if possible. For employees who did not have this option, we provided access to incremental paid time off for employees experiencing symptoms, taking care of children who were home due to school closures or caring for individuals impacted by the Pandemic. We also continue to encourage healthy practices such as social distancing and hand washing and have increased cleaning and sanitation in all our facilities and stores. See “Our Response - To Protect and Support Our Employees and Communities” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information on actions we took to support our employees during the Pandemic.

Training and Development

We believe in providing opportunities for our employees to improve their skills and advance their careers. We do this through a variety of programs, including:

•Award-winning career and development programs for all employees at all levels;
•Transparent career paths available to employees and candidates that provide realistic progression timelines, salaries and expectations;
•A Customer Care organization that uses 96 types of programs to train over 42,000 front line representatives and leaders;
•A Leader-to-Executives Program that provides elite career track opportunities for select MBA students and graduates; and
•Training for employees with disabilities pursuant to U.S. Department of Labor standards.

Diversity, Equity and Inclusion

Diversity, equity and inclusion (“DE&I”) have always been a part of the Un-carrier culture, and we are committed to having DE&I touch every aspect of our future as a bigger and better company. We are on a mission to increase diversity in leadership, talent pipelines, suppliers and customers while embedding inclusive behaviors across the business and investing in the communities we serve.

We have established six DE&I Employee Resource Groups and four sub-affinity groups that have helped us establish and maintain a culture of inclusion. Currently, we have over 55 DE&I chapters across the nation that help spearhead volunteer opportunities, events and meaningful conversation with employees at a local level. Our DE&I networks include the following:

•Accessibility Community at T-Mobile;
•Multicultural Alliance;
◦Asia Pacific & Allies Network;

◦Black Empowerment;
◦Indigenous Peoples Network;
◦Magenta Latinx Network;
•Multigenerational Network;
•Pride;
•Veterans & Allies Network; and
•Women & Allies Network.

We have established an External Diversity and Inclusion Council in connection with our civil rights memorandum of understanding. The council includes civil rights leaders representing a wide-range of underrepresented communities. Together with T-Mobile, the council will help identify ways to improve our efforts in focus areas such as corporate governance, workforce recruitment and retention, procurement, entrepreneurship, philanthropy and community investment.

Regulation

The FCC regulates many key aspects of our business, including licensing, construction, the operation and use of our network, modifications of our network, control and ownership of our licenses and authorizations, the sale, transfer and acquisition of certain licenses, domestic roaming arrangements and interconnection agreements, pursuant to its authority under the Communications Act of 1934, as amended (“Communications Act”). The FCC has a number of complex requirements that affect our operations and pending proceedings regarding additional or modified requirements that could increase our costs or diminish our revenues. For example, the FCC has rules regarding provision of 911 and E-911 services, porting telephone numbers, interconnection, roaming, internet openness or net neutrality, disabilities access, privacy and cybersecurity, consumer protection and the universal service and Lifeline programs. Many of these and other issues are being considered in ongoing proceedings, and we cannot predict whether or how such actions will affect our business, financial condition or operating results. Our ability to provide services and generate revenues could be harmed by adverse regulatory action or changes to existing laws and regulations. In addition, regulation of companies that offer competing services can impact our business indirectly.

Except for operations in certain unlicensed frequency bands, wireless communications services providers generally must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. The FCC issues each license for a fixed period of time, typically 10-15 years depending on the particular licenses. While the FCC has generally renewed licenses given to operating companies like us, the FCC has authority to both revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Furthermore, we could be subject to fines, forfeitures and other penalties for failure to comply with FCC regulations, even if any such noncompliance was unintentional. In extreme cases, penalties can include revocation of our licenses. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, results of operations and financial condition.

Additionally, Congress’s and the FCC’s allocation of additional spectrum for broadband commercial mobile radio service (“CMRS”), which includes cellular, PCS and other wireless services, could significantly increase and intensify competition. We cannot assess the impact that any developments that may occur in the U.S. economy or any future spectrum allocations by the FCC may have on license values. FCC spectrum auctions and other market developments may adversely affect the market value of our licenses or our competitive position in the future. A significant decline in the value of our licenses could adversely affect our financial condition and results of operations. In addition, the FCC periodically reviews its policies on how to evaluate carriers’ spectrum holdings. A change in these policies could affect spectrum resources and competition among us and other carriers.

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

For our Educational Broadband Service (“EBS”) licenses in the 2.5 GHz band, FCC rules previously limited eligibility to hold EBS licenses to accredited educational institutions and certain governmental, religious and nonprofit entities, while permitting those license holders to lease up to 95% of their capacity for non-educational purposes. Therefore, we primarily access EBS spectrum through long-term leasing arrangements with EBS license holders. Our EBS spectrum leases typically have an initial term equal to the remaining term of the EBS license, with an option to renew the lease for additional terms, for a total lease term of up to 30 years. On April 27, 2020, the FCC lifted the restriction on who can hold EBS licenses and the 30-year limitation on lease duration, among other changes. T-Mobile has started to acquire some of these EBS licenses but we continue to lease most of our spectrum in this band and expect that to be the case for some time. The elimination of these restrictions will allow and may encourage current license holders to sell their licenses to other parties, including to T-Mobile. While a majority of our leases have contractual provisions enabling us to match offers, we may be forced to compete with others to purchase 2.5 GHz licenses on the secondary market and expend additional capital earlier than we may have anticipated.

While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless communications services providers, certain state and local governments regulate other terms and conditions of wireless service, including billing, termination of service arrangements and the imposition of early termination fees, advertising, network outages, the use of devices while driving, zoning and land use. Notwithstanding this federal preemption, in response to the Pandemic, several state legislatures are considering bills that could potentially set prices, minimum performance standards, and/or restrictions on service discontinuation that could impact our business in those states.

In addition, following the FCC’s adoption of the 2017 Restoring Internet Freedom (“RIF”) Order reclassifying broadband internet access services as Title I (non-common carrier services), a number of states have sought to impose state-specific net neutrality and privacy requirements on providers’ broadband services. The FCC’s RIF Order preempted such state efforts, which are inconsistent with the FCC’s federal deregulatory approach. Recently, however, the DC Circuit issued a ruling largely upholding the RIF Order, but also vacating the portion of the ruling broadly preempting state/local net neutrality laws. The court left open the prospect that particular state laws could still unlawfully conflict with the FCC net neutrality rules and be preempted; court challenges to some state enactments are pending.

While most states are largely seeking to codify the repealed federal rules, there are differences in some states, notably California, which has passed separate privacy and net neutrality legislation. There are also efforts within Congress to pass federal legislation to codify uniform federal privacy and net neutrality requirements, while also ensuring the preemption of separate state requirements, including the California laws. If not preempted or rescinded, separate state requirements will impose significant business costs and could also result in increased litigation costs and enforcement risks. State authority over wireless broadband services will remain unsettled until final action by the courts or Congress.

In addition, the Federal Trade Commission (“FTC”) and other federal agencies have jurisdiction over some consumer protection and elimination and prevention of anticompetitive business practices with respect to the provision of non-common carrier services. Further, the FCC and the Federal Aviation Administration regulate the siting, lighting and construction of transmitter towers and antennae. Tower siting and construction are also subject to state and local zoning, as well as federal statutes regarding environmental and historic preservation. The future costs to comply with all relevant regulations are to some extent unknown, and changes to regulations, or the applicability of regulations, could result in higher operating and capital expenses, or reduced revenues in the future.

Available Information

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are also publicly available free of charge on the investor relations section of our website at investor.t-mobile.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our corporate governance guidelines, director selection guidelines, code of ethics for senior financial officers, code of business conduct, speak up policy, supplier code of conduct, and charters for the audit, compensation, nominating and corporate governance, executive and CEO selection committees of our Board of Directors are also posted on the investor relations section of our website at investor.t-mobile.com. The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

Risks Related to Our Business and the Wireless Industry

The Pandemic has adversely affected, and will continue to adversely affect, our business, liquidity, financial condition and operating results.

The Pandemic has impacted, and will continue to impact, the demand for our products and services, the ways in which our customers use them, where and how we work, and our suppliers and vendors’ ability to provide products to us. As a result, our business, liquidity, financial condition, and operating results have been, and will continue to be, adversely impacted by the Pandemic.

To ensure the safety of both customers and employees, we continue to open, close, and limit capacity of our retail stores in compliance with local and state mandates and orders. However, even when we are able to open stores and provide safe and healthy operating environments, we have seen and may continue to see decreased traffic and therefore lower switching activity in the industry.

In addition, the Pandemic has impacted customers’ ability to pay, and we expect to continue to work with them to help them maintain service and become current on their accounts, which may materially and adversely impact our financial results. These efforts may divert resources from our network buildout and put additional strain on our network, potentially leading to impacts on customer experience.

Even after the Pandemic has subsided, we may continue to experience impacts to our business as a result of the Pandemic’s global economic impact and any recession that has occurred or may occur in the future. Further, as the Pandemic situation is unprecedented and continuously evolving, the Pandemic may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations.

Economic, political and market conditions, including those caused by the Pandemic, may adversely affect our business, financial condition, and operating results.

Our business, financial condition and operating results are sensitive to changes in general economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation (or concerns about deflation), unemployment rates, economic growth, energy costs, and other macro-economic factors.

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

Further, because we offer a device leasing plan, we expect to realize economic benefit from the estimated residual value of a leased device, which reflects the estimated fair value of the underlying asset at the end of the expected lease term. Changes in residual value assumptions made at lease inception affect the amount of depreciation expense and the net amount of equipment under operating leases. If estimated residual values, in the aggregate, significantly decline due to economic factors, including COVID-19 impacts, obsolescence, or other circumstances, we may not realize such residual value. Sprint historically suffered, and we may suffer, negative consequences including increased costs and increased losses on devices as a result of a lease customer default, the related termination of a lease, and the attempted repossession of the device, including failure of a lease customer to return a leased device.

Weak economic conditions and credit conditions may also adversely impact our suppliers, dealers, and MVNOs, some of which may file for bankruptcy, or may experience cash flow or liquidity problems, or may be unable to obtain or refinance credit such that they may no longer be able to operate. Any of these could adversely impact our ability to distribute, market, or sell our products and services.

Competition, industry consolidation, and changes in the market for wireless services could negatively affect our ability to attract and retain customers and adversely affect our business, financial condition and operating results.

We have multiple competitors, many of which possess either more or different access to strategic capital assets, and yet we compete for customers based principally on service/device offerings, price, network coverage, speed and quality and customer service. We expect market saturation to continue to cause the wireless industry’s customer growth rate to be moderate in comparison with historical growth rates, leading to ongoing competition for customers. We also expect that our customers’ appetite for data services will place increasing demands on our network capacity. This competition and our capacity will continue to put pressure on pricing and margins as companies compete for a relatively fixed pool of customers with an ever-expanding variety of products and services. Our ability to compete will depend upon, among other things, continued absolute and relative improvement in network quality and customer service, effective marketing and selling of products and services, innovation, and attractive pricing, all of which will involve significant expenses.

We face intense and increasing competition from other service providers as industry sectors converge, such as cable, telecom services and content, satellite, and other service providers. Companies such as Altice, Charter and DISH are diversifying outside cable, voice and broadband services to also offer wireless services. Competitors such as Comcast and AT&T provide original content services in addition to wireless, cable, voice and broadband services, and consumers are increasingly accessing video content from Internet-based providers and applications, all of which create increased competition in this area. These factors, together with the effects of the increasing aggregate penetration of wireless services in all metropolitan areas and the ability of our larger competitors to use resources to build out their networks and to quickly deploy advanced technologies, such as 5G, could make it more difficult for us to continue to attract and retain customers, and may adversely affect our competitive position and ability to grow, which would have a material adverse effect on our business, financial condition and operating results.

Joint ventures, mergers, acquisitions and strategic alliances in the wireless sector have resulted in, and are expected to result in, larger competitors competing for a limited number of customers. Further consolidation, including the pending acquisition of TracFone Wireless by Verizon, could negatively impact our businesses, including wholesale. We will experience declining revenues from our wholesale business if Verizon migrates legacy TracFone customers off the T-Mobile network and DISH migrates Boost customers to their standalone network. Our competitors may also enter into exclusive handset, device, or content arrangements, execute pervasive advertising and marketing campaigns, or otherwise improve their cost position relative to ours. In addition, refusal of our competitors to provide critical access to resources and inputs, such as roaming and/or backhaul services, on reasonable terms could negatively impact our business.

We could be harmed by data loss or other security breaches, whether directly or indirectly.

Our business involves the receipt, storage and transmission of our customers’ confidential information, including sensitive personal information and payment card information, confidential information about our employees and suppliers, and other sensitive information about our Company, such as our business plans, transactions and intellectual property (collectively, “Confidential Information”). Unauthorized access to Confidential Information may be difficult to anticipate, detect, or prevent, particularly given that the methods of unauthorized access constantly change and evolve. We are subject to the threat of unauthorized access or disclosure of Confidential Information by state-sponsored parties, malicious actors, third parties or employees, errors or breaches by third-party suppliers, or other security incidents that could compromise the confidentiality and integrity of Confidential Information.

We have previously notified affected customers of incidents involving unauthorized access to certain customer information in compliance with applicable laws concerning customer notice, and we expect we will provide such notices again. For example, in December 2020, we notified a small number of customers of unauthorized access to their account information that is considered “customer proprietary network information” by the FCC. More typically, such incidents involved attempts to commit fraud by taking control of a customer’s phone line. In a few cases, incidents involved unauthorized access to credit card information, financial data, social security numbers or passwords. While we do not believe these security incidents were material and actions were taken to prevent reoccurrence, we expect to continue to be the target of cyber-attacks, data breaches, or security incidents, which may in the future have a material adverse effect on our business, reputation, financial condition, and operating results.

As a telecommunications carrier, we are considered a critical infrastructure provider and therefore may be more likely to be the target of cyber-attacks (e.g., denial of service and other malicious attacks). Such attacks against companies may be perpetrated by a variety of groups or persons, including those in jurisdictions where law enforcement measures to address such attacks are ineffective or unavailable, and such attacks may even be perpetrated by or at the behest of foreign governments.

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

Our procedures and safeguards to prevent unauthorized access to sensitive data and to defend against attacks seeking to disrupt our services must be continually evaluated and revised to address the ever-evolving threat landscape. We cannot make assurances that all preventive actions taken will adequately repel a significant attack or prevent information security breaches or the misuses of data, unauthorized access by third parties or employees, or exploits against third-party supplier environments. If we or our third-party suppliers are subject to such attacks or security breaches, we may incur significant costs or other material financial impacts, which may not be covered by, or may exceed the coverage limits of, our cyber insurance, be subject to regulatory investigations, sanctions and private litigation, experience disruptions to our operations or suffer damage to our reputation. Any future cyber-attacks, data breaches, or security incidents may have a material adverse effect on our business, financial condition and operating results.

The scarcity and cost of additional wireless spectrum, and regulations relating to spectrum use, may adversely affect our business, financial condition and operating results.

As a result of completing the Transactions, we acquired additional spectrum from Sprint, including 2.5 GHz spectrum, that we need in order to continue our customer growth, expand and deepen our coverage, maintain our quality of service, meet increasing customer demands, and deploy new technologies. Although the Merger has reduced our immediate need to acquire additional spectrum, as we continue to enhance the quality of our services in certain geographic areas and deploy new technologies, including 5G, we may acquire additional spectrum in the future. As a result, we will continue to actively seek to make additional investment in spectrum, which could be significant.

The continued interest in, and acquisition of, spectrum by existing carriers and others may reduce our ability to acquire and/or increase the cost of acquiring spectrum in the secondary market or negatively impact our ability to gain access to spectrum through other means, including government auctions. Our return on investment in spectrum depends on our ability to attract additional customers and to provide additional services and usage to existing customers. Additionally, the FCC may not be able to provide sufficient additional spectrum to auction or we may be unable to secure the spectrum necessary to maintain or enhance our competitive position in any auction we may elect to participate in or in the secondary market, on favorable terms or at all.

The FCC may impose conditions on the acquisition and use of new wireless broadband mobile spectrum that may negatively impact our ability to obtain spectrum economically or in appropriate configurations or coverage areas.

If we cannot acquire needed spectrum from the government or otherwise, if competitors acquire spectrum that will allow them to provide services competitive with our services, or if we cannot deploy services over acquired spectrum on a timely basis without burdensome conditions, at reasonable cost, and while maintaining network quality levels, our ability to attract and retain customers and our business, financial condition and operating results could be materially adversely affected.

We rely on highly skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire qualified personnel or maintain our corporate culture.

The market for highly skilled workers and leaders in our industry is extremely competitive. We believe that our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented personnel for all areas of our organization, including our CEO and the other members of our senior leadership team. In addition, certain members of our senior leadership team, including our CEO have term employment agreements with us. Our inability to extend the terms of these employment agreements or to replace these members of our senior leadership team at the end of their terms with qualified and capable successors could hinder our strategic planning and execution. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions, changes to U.S. immigration policy, competitors’ hiring practices, employee tolerance for the significant amount of change within and demands on our Company and our industry, and the effectiveness of our compensation programs.

In addition, uncertainty about the process of integrating T-Mobile’s and Sprint’s businesses could have an adverse impact on our employees. These uncertainties may impact our ability to attract, retain and motivate key personnel, as existing and prospective employees may experience uncertainty about their future roles with us. If key employees depart, our business could be negatively impacted. We may incur significant costs in identifying, hiring and replacing departing employees and may lose significant expertise and talent. As a result, we may not be able to meet our business plan and our revenue growth and profitability may be materially adversely affected.

If we are unable to take advantage of technological developments on a timely basis, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Significant technological changes continue to impact the communications industry. In order to grow and remain competitive, we will need to adapt to future changes in technology, continually invest in our network, increase network capacity, enhance our existing offerings, and introduce new offerings to address our current and potential customers’ changing demands. Enhancing our network, including our 5G network, is subject to risk from equipment changes and migration of customers from older technologies. Adopting new and sophisticated technologies may result in implementation issues such as scheduling and supplier delays, unexpected or increased costs, technological constraints, regulatory permitting issues, customer dissatisfaction, and other issues that could cause delays in launching new technological capabilities, which in turn could result in significant costs or reduce the anticipated benefits of the upgrades. If our new services fail to retain or gain acceptance in the marketplace or if costs associated with these services are higher than anticipated, this could have a material adverse effect on our business, brand, financial condition and operating results.

System failures and business disruptions may allow unauthorized use of or interference with our network and other systems, which could materially adversely affect our reputation and financial condition.

To be successful, we must provide our customers with reliable, trustworthy service and protect the communications, location, and personal information shared or generated by our customers. We rely upon systems and networks - those of suppliers and other providers, in addition to our own - to provide and support our services and, in some cases, protect our customers’ information and our information. System, network or infrastructure failures may prevent us from providing reliable service or may allow for unauthorized use of or interference with our networks and other systems or the compromise of customer information. Examples of these risks include:

•human error such as responding to deceptive communications or unintentionally executing malicious code;
•physical damage, power surges or outages, or equipment failure with respect to both our wireless and wireline networks, including those as a result of severe weather and, natural disasters, public health crises, terrorist attacks, political instability and volatility, and acts of war;
•theft of customer and/or proprietary information offered for sale for competitive advantage or corporate extortion;
•unauthorized access to our IT and business systems or to our network and critical infrastructure and those of our suppliers and other providers;
•supplier failures or delays; and
•system failures or outages of our business systems or communications network.

Such events could cause us to lose customers, lose revenue, incur expenses, suffer reputational damage, and subject us to fines, penalties, adverse actions or judgments, litigation or governmental investigation. Remediation costs could include liability for information loss, costs of repairing infrastructure and systems, and/or costs of incentives offered to customers. Our insurance may not cover, or be adequate to fully reimburse us for, costs and losses associated with such events.

The challenges in satisfying the large number of Government Commitments in the required time frames and the significant cumulative cost incurred in tracking, monitoring and complying with them could adversely impact our business, financial condition and operating results.

In connection with the regulatory proceedings and approvals required to close the Transactions, we agreed to various Government Commitments. These Government Commitments include, among other things, extensive 5G network build-out commitments, obligations to deliver high-speed wireless services to the vast majority of Americans, and marketing an in-home broadband product to households where spectrum capacity is sufficient. Other Government Commitments relate to national security, pricing and availability of rate plans, employment, substantial monetary contributions to support organizations, and implementation of diversity and inclusion initiatives. The majority of the Government Commitments specify time frames for compliance and reporting. Failure to fulfill our obligations under these Government Commitments in a timely manner could result in substantial fines, penalties, or other legal and administrative actions.

We expect to incur significant costs, expenses and fees to track, monitor, comply with and fulfill our obligations under these Government Commitments. In addition, abiding by the Government Commitments may divert our management’s time and energy away from other business operations and could force us to make business decisions we would not otherwise make and forego taking actions that might be beneficial to the Company. The challenges in satisfying the large number of Government Commitments in the required time frames and the cost incurred in tracking, monitoring and complying with them could also adversely impact our business, financial condition and operating results and hinder our ability to effectively compete.

Our business may be adversely impacted if we are not able to successfully manage the ongoing commercial and transition services arrangements entered into in connection with the Divestiture Transaction and known or unknown liabilities arising in connection therewith.

In connection with the closing of the Divestiture Transaction, we and DISH entered into certain commercial and transition services arrangements, including a Master Network Services Agreement (the “MNSA”) and a Spectrum Purchase Agreement (the “Spectrum Purchase Agreement”). Pursuant to the MNSA, DISH will receive network services from the Company for a period of seven years. As set forth in the MNSA, the Company will provide DISH, among other things, (a) legacy network services for certain Boost Mobile prepaid end users on the Sprint network, (b) T-Mobile network services for certain end users that have been migrated to the T-Mobile network or provisioned on the T-Mobile network by or on behalf of DISH and (c) infrastructure mobile network operator services to assist in the access and integration of the DISH network. Pursuant to the Spectrum Purchase Agreement, DISH has agreed to purchase all of Sprint’s 800 MHz spectrum (approximately 13.5 MHz of nationwide spectrum) for a total of approximately $3.6 billion; provided, however, that if DISH breaches the Spectrum Purchase agreement prior to the closing or fails to deliver the purchase price following the satisfaction or waiver of all closing conditions, DISH’s sole liability will be to pay us a fee of approximately $72 million. In such instance, T-Mobile may be required to conduct an auction sale of all of Sprint’s 800 MHz spectrum under the terms set forth in the Consent Decree, but would not be required to divest such spectrum for an amount less than $3.6 billion. The covered spectrum sale will not occur before the third anniversary of the Merger (i.e., not before April 1, 2023), but must be divested within the later of three years after the closing of the Divestiture Transaction and five days after receipt of the approval from the FCC for the transfer, following an application for FCC approval to be filed by the third anniversary of the closing of the Merger. T-Mobile may exercise an option to lease back 4 MHz (2 MHz downlink + 2 MHz uplink) of the spectrum for two years following the closing of the 800 MHz spectrum sale at the same per person rate used to calculate the purchase price paid by DISH to T-Mobile – a rate of approximately $68 million per year.

Failure to successfully manage these ongoing commercial and transition services arrangements entered into in connection with the Divestiture Transaction and liabilities arising in connection therewith may result in material unanticipated problems, including diversion of management time and energy, significant expenses and liabilities. There may also be other potential adverse consequences and unforeseen increased expenses or liabilities associated with the Divestiture Transaction, the occurrence of which could materially impact our business, financial condition, liquidity and operating results. In addition, there may be an increase in competition from DISH and other third parties that DISH may enter into commercial agreements with, who are significantly larger and with greater resources and scale advantages as compared to us. Such increased competition may result in our loss of customers and other business relationships.

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

For any or all of these reasons, acquisitions, investments, or mergers may have a material adverse effect on our business, financial condition and operating results.

We rely on third parties to provide products and services for the operation of our business, and the failure or inability of such parties to provide these products or services could adversely affect our business, financial condition and operating results.

We depend heavily on suppliers, service providers, their subcontractors and other third parties for us to efficiently operate our business. Due to the complexity of our business, it is not unusual to engage a diverse set of suppliers to help us develop, maintain, and troubleshoot products and services such as wireless and wireline network components, software development services, and billing and customer service support. Some of our suppliers may provide services from outside of the United States, which carries additional regulatory and legal obligations. We commonly rely on suppliers to provide us with contractual assurances and to disclose accurate information regarding risks associated with their provision of products or services in accordance with our policies and standards, including our Supplier Code of Conduct and our third-party risk management practices. The failure of our suppliers to comply with our expectations and policies could have a material adverse effect on our business, financial condition and operating results.

Many of the products and services we use are available through multiple sources and suppliers. However, there are a limited number of suppliers who can support or provide billing services, voice and data communications transport services, wireless or wireline network infrastructure, equipment, handsets, other devices, and payment processing services, among other products and services. Disruptions or failure of such suppliers to adequately perform could have a material adverse effect on our business, financial condition and operating results.

Our suppliers, service providers and their subcontractors may not perform at the levels we expect or at the levels required by their contracts. Our suppliers are also subject to their own risks, including, but not limited to, economic, financial and credit conditions and the risks of natural catastrophic events such as earthquakes, floods, hurricanes and public health crises such as the Pandemic. Our business could be severely disrupted if critical suppliers or service providers fail to comply with their contracts or if we experience delays or service degradation during any transition to a new outsourcing provider or other supplier or if we are required to replace the supplied products or services with those from another source, especially if the replacement becomes necessary on short notice. Any such disruptions could have a material adverse effect on our business, financial condition and operating results.

Our financial condition and operating results will be negatively affected if we experience high fraud rates or volumes related to device financing, customer payment cards, third-party dealers, employees, subscriptions, identities or account takeover fraud.

Our operating costs could increase substantially as a result of fraud, including any fraud related to device financing, customer payment cards, third-party dealers, employees, subscriptions, service use/abuse, or account takeover fraud. If our fraud strategies and processes are not successful in detecting, mitigating, and preventing fraud, the resulting loss of revenue or increased expenses could have a material adverse effect on our financial condition and operation results. This includes fraudulent activities perpetrated directly against us or through the systems, processes, and operations of third parties such as national retailers, dealers, and others.

Risks Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our business flexibility and increase our borrowing costs.

We have, and we expect that we will continue to have, a substantial amount of debt. Our substantial level of indebtedness could have the effect of, among other things, reducing our flexibility in responding to changing business, economic, market and industry conditions and increasing the amount of cash required to service our debt. In addition, this level of indebtedness may reduce funds available to support efforts to integrate T-Mobile’s and Sprint’s businesses and realize the expected benefits of the Transactions, and may also reduce funds available for capital expenditures, share repurchases and other activities. Those impacts may put us at a competitive disadvantage relative to other companies with lower debt levels. Further, we may need to incur substantial additional indebtedness in the future, subject to the restrictions contained in our debt instruments, which could increase the risks associated with our capital structure.

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
•entering into transactions with affiliates; and
•our subsidiaries paying dividends or making other payments to us.

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

Credit rating downgrades could adversely affect our business, cash flows, financial condition and operating results, which rely on investment-grade markets.

Credit ratings impact the cost and availability of future borrowings and, as a result, cost of capital. Our current ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations. Our capital structure and business model are reliant on continued access to the investment-grade debt markets. Each rating agency reviews our ratings periodically, and there can be no assurance that such ratings will be maintained in the future. A downgrade in our corporate rating and/or our issued investment-grade debt ratings, or our amount of secured debt outstanding, could impact our ability to access the investment-grade debt market and adversely affect our business, cash flows, financial condition and operating results.

Risks Related to Legal and Regulatory Matters

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

Under Section 404 of the Sarbanes-Oxley Act, we, along with our independent registered public accounting firm, are required to report on the effectiveness of our internal control over financial reporting. This requirement is subject to an exemption for business combinations during the most recent fiscal year, which we are utilizing due to the Merger. Any identified material weakness in internal control over financial reporting would still be reported, as obligated.

While we integrate and align the policies, principles and practices of the two companies following the Merger, as a result of the differences in control environments and cultures, we could identify material weaknesses that could result in materially inaccurate financial statements, materially inaccurate disclosures, or failure to prevent error or fraud for the combined company. There can be no assurance that remediation of any material weaknesses identified during integration of the two companies will be completed in a timely manner or that the remedial measures will prevent other control deficiencies or material weaknesses. If we are unable to remediate material weaknesses in internal control over financial reporting, then our ability to analyze, record and report financial information free of material misstatements, to prepare financial statements within the time periods specified by the rules and forms of the SEC and otherwise to comply with the requirements of Section 404 of the Sarbanes-Oxley Act will be negatively impacted. The impact could negatively impact our business, financial condition or operating results, restrict our ability to access the capital markets, require the expenditure of significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties, investigations or judgments, harm our reputation, or otherwise cause a decline in investor confidence.

Changes in regulations or in the regulatory framework under which we operate could adversely affect our business, financial condition and operating results.

We are subject to regulatory oversight by various federal, state and local agencies, as well as judicial review and actions, on issues related to the wireless industry that include, but are not limited to, roaming, interconnection, spectrum allocation and licensing, facilities siting, pole attachments, intercarrier compensation, Universal Service Fund, 911 services, consumer protection, consumer privacy, and cybersecurity. We are also subject to regulations in connection with other aspects of our business, including device financing and insurance activities.

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

We cannot assure that the FCC or any other federal, state or local agencies will not adopt regulations, implement new programs in response to the Pandemic, or take enforcement or other actions that would adversely affect our business, impose new costs, or require changes in current or planned operations. For example, in response to the Pandemic, T-Mobile implemented the Keep Americans Connected Pledge in March 2020, in which we pledged, through June 2020, to not terminate service for certain customers failing to pay their bills due to the Pandemic, to waive any such customers’ late fees, and to open our Wi-Fi hotspots to any American who needs them. Similarly, in response to the Pandemic, starting in January 2021 and extending at least 90 days, the California Public Utilities Commission adopted a resolution providing a moratorium on customer disconnects and late fees for certain California customers facing financial hardship. Additionally, under the Obama administration, the FCC established net neutrality and privacy regimes that applied to our operations. Both sets of rules potentially subjected some of our initiatives and practices to more burdensome requirements and heightened scrutiny by federal and state regulators, the public, edge providers, and private litigants regarding whether such initiatives or practices are compliant. While the FCC rules were largely rolled back under the Trump administration, the FCC could possibly revisit that decision under the Biden administration. In addition, some states and other jurisdictions have enacted, or are considering enacting, laws in these areas (including, for example, the CCPA and CPRA as discussed below), and it is uncertain what rules may be promulgated under the Biden administration, perpetuating the risk and uncertainty regarding the regulatory environment and compliance around these issues.

In addition, states are increasingly focused on the quality of service and support that wireless communications services providers provide to their customers and several states have proposed or enacted new and potentially burdensome regulations in this area. We also face potential investigations by, and inquiries from or actions by state public utility commissions. We also cannot assure that Congress will not amend the Communications Act, from which the FCC obtains its authority, and which serves to limit state authority, or enact other legislation in a manner that could be adverse to our business.

Failure to comply with applicable regulations could have a material adverse effect on our business, financial condition and operating results. We could be subject to fines, forfeitures, and other penalties (including, in extreme cases, revocation of our spectrum licenses) for failure to comply with FCC or other governmental regulations, even if any such noncompliance was unintentional. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, financial condition and operating results.

Laws and regulations relating to the handling of privacy and data protection may result in increased costs, legal claims, fines against us, or reputational damage.

In January 2020, the California Consumer Privacy Act (the “CCPA”) became effective, creating new data privacy rights for California residents and new compliance obligations for us. We have incurred and will continue to incur significant implementation costs to ensure compliance with the CCPA, and we could see increased litigation costs. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), was passed by Californians via ballot initiative during the November 3, 2020 election. The CPRA, which is scheduled to take effect on January 1, 2023 (with a lookback to January 1, 2022), will significantly modify the CCPA and will impose additional data protection obligations on companies such as ours doing business in California. Other states (such as Nevada) have passed or are considering similar legislation (such as Washington), which could create more risks and potential costs for us, especially to the extent the specific requirements vary from those in California, Nevada and other existing laws.

We have incurred and will continue to incur significant implementation costs to ensure compliance with the CCPA, the CPRA, and their related regulations and any additional laws and regulations could cause us to incur further costs or further constrain our business, strategies, offerings and initiatives.

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

In connection with the Transactions, it is possible that stockholders of T-Mobile and/or Sprint may file putative class action lawsuits or shareholder derivative actions against the Company and the legacy T-Mobile board of directors and/or the legacy Sprint board of directors. Among other remedies, these stockholders could seek damages. The outcome of any litigation is uncertain and any such potential lawsuits could result in substantial costs and may be costly and distracting to management.

Additionally, on April 1, 2020, in connection with the closing of the Merger, we assumed the contingencies and litigation matters of Sprint. Those matters include a wide variety of disputes, claims, government agency investigations and enforcement actions and other proceedings, including, among other things, certain ongoing FCC and state government agency investigations into Sprint’s Lifeline program. In September 2019, Sprint notified the FCC that it had claimed monthly subsidies for serving customers even though those customers may not have met usage requirements under Sprint’s usage policy for the Lifeline program due to an inadvertent coding issue in the system used to identify qualifying customer usage that occurred in July 2017 while the system was being updated. Sprint has made a number of payments to reimburse the federal government and certain states for excess subsidy payments. Unfavorable resolution of these matters could require making additional reimbursements and paying additional fines and penalties.

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating Section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. We recorded an accrual for an estimated payment amount as of March 31, 2020, which was included in Accounts payable and accrued liabilities in our Consolidated Balance Sheets.

We, along with equipment manufacturers and other carriers, are subject to current and potential future lawsuits alleging adverse health effects arising from the use of wireless handsets or from wireless transmission equipment such as cell towers. In addition, the FCC has from time to time gathered data regarding wireless device emissions, and its assessment of the risks associated with using wireless devices may evolve based on its findings. Any of these allegations or changes in risk assessments could result in customers purchasing fewer devices and wireless services, could result in significant legal and regulatory liability, and could have a material adverse effect on our business, financial condition and operating results.

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

We offer regulated financial services products. These products expose us to a wide variety of state and federal regulations.

The financing of devices, such as through our EIP, JUMP! On Demand or other leasing programs, such as those acquired in the Merger, has expanded our regulatory compliance obligations. Failure to remain compliant with applicable regulations may increase our risk exposure in the following areas:

•consumer complaints and potential examinations or enforcement actions by federal and state regulatory agencies, including, but not limited to, the Consumer Financial Protection Bureau, state attorneys general, the FCC and the FTC; and
•regulatory fines, penalties, enforcement actions, civil litigation, and/or class action lawsuits.

Failure to comply with applicable regulations and the realization of any of these risks could have a material adverse effect on our business, financial condition and operating results.

Our business may be impacted by new or amended tax laws or regulations or administrative interpretations and judicial decisions affecting the scope or application of tax laws or regulations.

In connection with the products and services we sell, we calculate, collect, and remit various federal, state, and local taxes, fees and regulatory charges (“tax” or “taxes”) to numerous federal, state and local governmental authorities, including federal and state USF contributions and common carrier regulatory charges and public safety fees. In addition, we incur and pay state and local transaction taxes and fees on purchases of goods and services used in our business.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of existing, newly enacted or amended tax laws (such as the Coronavirus Aid, Relief, and Economic Security Act of 2020 or the U.S. Tax Cuts and Jobs Act of 2017) may be uncertain and subject to different interpretations, especially when evaluated against new technologies and telecommunications services, such as broadband internet access and cloud related services and in the context of our recent merger with Sprint. Legislative changes, administrative interpretations and judicial decisions affecting the scope or application of tax laws could also impact revenue reported and taxes due on tax inclusive plans.

In the event that T-Mobile, including pre-acquisition Sprint, has incorrectly described, disclosed, determined, calculated, assessed, or remitted amounts that were due to governmental authorities, we could be subject to additional taxes, fines, penalties, or other adverse actions, which could materially impact our business, financial condition and operating results. In the event that federal, state, and/or local municipalities were to significantly increase taxes and regulatory or public safety charges on our network, operations, or services, or seek to impose new taxes or charges, it could have a material adverse effect on our business, financial condition and operating results.

Our wireless licenses are subject to renewal and may be revoked in the event that we violate applicable laws.

Our existing wireless licenses are subject to renewal upon the expiration of the period for which they are granted. Our licenses have been granted with an expectation of renewal and the FCC has approved our license renewal applications. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. If we fail to timely file to renew any wireless license or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. Many of our wireless licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the build-out or renewal requirements. Accordingly, we cannot assure that the FCC will renew our wireless licenses upon their expiration. If any of our wireless licenses were to be revoked or not renewed upon expiration, we would not be permitted to provide services under that license, which could have a material adverse effect on our business, financial condition and operating results.

Risks Related to Ownership of Our Common Stock

Each of DT, which controls a majority of the voting power of our common stock, and SoftBank, a significant stockholder of T-Mobile, may have interests that differ from the interests of our other stockholders.

Upon the completion of the Transactions, DT and SoftBank entered into the SoftBank Proxy Agreement, and on June 22, 2020, DT, Claure Mobile LLC (“CM LLC”), and Marcelo Claure entered into a Proxy, Lock-up and ROFR Agreement (“the Claure Proxy Agreement,” together with the SoftBank Proxy Agreement, the “Proxy Agreements”). Pursuant to the Proxy Agreements, at any meeting of our stockholders, the shares of our common stock beneficially owned by SoftBank or CM LLC will be voted in the manner as directed by DT.

Accordingly, DT controls a majority of the voting power of our common stock and therefore we are a “controlled company,” as defined in The NASDAQ Stock Market LLC (“NASDAQ”) listing rules, and we are not subject to NASDAQ requirements that would otherwise require us to have a majority of independent directors, a nominating committee composed solely of independent directors or a compensation committee composed solely of independent directors. Accordingly, our stockholders will not be afforded the same protections generally as stockholders of other NASDAQ-listed companies with respect to corporate governance for so long as we rely on these exemptions from the corporate governance requirements.

In addition, pursuant to our Fifth Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and the Second Amended and Restated Stockholders’ Agreement, as long as DT beneficially owns 30% or more of our outstanding common stock, we are restricted from taking certain actions without DT’s prior written consent, including (i) incurring indebtedness above certain levels based on a specified debt to cash flow ratio, (ii) taking any action that would cause a default under any instrument evidencing indebtedness involving DT or its affiliates, (iii) acquiring or disposing of assets or entering into mergers or similar acquisitions in excess of $1.0 billion, (iv) changing the size of our board of directors, (v) subject to certain exceptions, issuing equity of 10% or more of the then-outstanding shares of our common stock, or issuing equity to redeem debt held by DT, (vi) repurchasing or redeeming equity securities or making any extraordinary or in-kind dividend other than on a pro rata basis, or (vii) making certain changes involving our CEO. We are also restricted from amending our Certificate of Incorporation and bylaws in any manner that could adversely affect DT’s rights under the Second Amended and

Restated Stockholders’ Agreement for as long as DT beneficially owns 5% or more of our outstanding common stock. These restrictions could prevent us from taking actions that our board of directors may otherwise determine are in the best interests of the Company and our stockholders or that may be in the best interests of our other stockholders.

DT effectively has control over all matters submitted to our stockholders for approval, including the election or removal of directors, changes to our Certificate of Incorporation, a sale or merger of our Company and other transactions requiring stockholder approval under Delaware law. DT’s controlling interest may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from seeking to acquire, the Company. DT and SoftBank, as significant stockholders, may have strategic, financial, or other interests different from our other stockholders, including as the holder of a substantial amount of our indebtedness and as the counterparty in a number of commercial arrangements, and may make decisions adverse to the interests of our other stockholders.

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

Future sales of our common stock by DT and SoftBank and foreign ownership limitations by the FCC could have a negative impact on our stock price and decrease the value of our stock.

We cannot predict the effect, if any, that market sales of shares of our common stock by DT or SoftBank will have on the prevailing trading price of our common stock. Sales of a substantial number of shares of our common stock could cause our stock price to decline.

We, DT and SoftBank are parties to the Second Amended and Restated Stockholders’ Agreement pursuant to which DT and SoftBank are free to transfer their shares in public sales without notice, as long as such transactions would not result in a third party owning more than 30% of the outstanding shares of our common stock. If a transfer would exceed the 30% threshold, it is prohibited unless the transfer is approved by our board of directors or the transferee makes a binding offer to purchase all of the other outstanding shares on the same price and terms. The Second Amended and Restated Stockholders’ Agreement does not otherwise impose any other restrictions on the sales of common stock by DT or SoftBank. Moreover, we may be required to file a shelf registration statement with respect to the common stock and certain debt securities of ours held by DT and SoftBank, which would facilitate the resale by DT or SoftBank of all or any portion of such shares of our common stock or debt securities they hold. The sale of shares of our common stock by DT or SoftBank (other than in transactions involving the purchase of all of our outstanding shares) could significantly increase the number of shares available in the market, which could cause a decrease in our stock price. In addition, even if DT or SoftBank does not sell a large number of their shares into the market, their right to transfer a large number of shares into the market may depress our stock price.

Furthermore, under existing law, no more than 20% of an FCC licensee’s capital stock may be directly owned, or no more than 25% indirectly owned, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% holding company level may be allowed if the FCC finds such higher levels consistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership by previously unapproved foreign parties were to exceed the permitted level, the FCC could subject us to a range of penalties, including an order for us to divest the foreign ownership in part, fines, license revocation or denials of license renewals. If ownership of our common stock by an unapproved foreign entity were to become subject to such limitations, or if any ownership of our common stock violates any other rule or regulation of the FCC applicable to us, our Certificate of Incorporation provides for certain redemption provisions at a pre-determined price which may be less than fair market value. These limitations and our Certificate of Incorporation may limit our ability to attract additional equity financing outside the United States and decrease the value of our common stock.

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

The trading prices of the securities of communications companies historically have been highly volatile, and the trading price of our common stock may be subject to wide fluctuations. Our stock price may fluctuate in reaction to a number of events and factors that may include, among other things:

•adverse economic, political or market conditions in the U.S. and international markets, including those caused by the Pandemic;
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
•the potential issuance to SoftBank of the SoftBank Specified Shares Amount, subject to the terms and conditions set forth in the Letter Agreement (see Note 2 - Business Combination of the Notes to the Consolidated Financial Statements for further information);
•DT’s financial performance and results of operations, or actions implied or taken by DT or SoftBank;
•entry of new competitors into our markets or perceptions of increased price competition, including a price war;
•our performance, including customer growth, and our financial and operational performance;
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
•actual or anticipated consolidation or other strategic mergers or acquisition activities involving us or our competitors, or other participants in related or adjacent industries, or market speculation regarding such activities;
•disruptions of our operations or the operations of service providers or other vendors necessary to our network operations; and
•availability of additional spectrum, whether by the announcement, commencement, bidding and closing of auctions for new spectrum or the acquisition of companies that own spectrum, and the extent to which we or our competitors succeed in acquiring additional spectrum.

In addition, the stock market has been volatile and has experienced significant price and volume fluctuations in the past, which may continue for the foreseeable future. Severe market fluctuations, such as those experienced recently with regard to the Pandemic, oil and other commodity prices, concerns over sovereign debt risk, trade policies and tariffs affecting other countries, and those that may arise from global and political tensions or weak economic conditions, have had and may continue to have a significant impact on the trading price of securities issued by many companies, including companies in the communications industry. These changes frequently occur irrespective of the operating performance of the affected companies. Hence, the trading price of our common stock could fluctuate based upon factors that have little or nothing to do with our business, financial condition and operating results.

We have never paid or declared any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We have never paid or declared any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Our credit facilities and indentures governing our long-term debt to affiliates and third parties contain covenants that, among other things, restrict our ability to declare or pay dividends on our common stock. We currently intend to use future earnings, if any, to invest in our business and for general corporate purposes, including the integration of T-Mobile’s and Sprint’s businesses and the continued build-out of our 5G network. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future, and capital appreciation, if any, of our common stock will be the sole source of potential gain.

Risks Related to Integration

Although we expect that the Transactions will result in synergies and other benefits, those synergies and benefits may not be realized in the amounts anticipated, or may not be realized within the expected time frame, and risks associated with the foregoing may also result from the extended delay in the integration of the companies.

Our ability to realize the anticipated benefits of the Transactions will depend, to a large extent, on our ability to integrate our and Sprint’s businesses in a manner that facilitates growth opportunities and achieves the projected cost savings. In addition, some of the anticipated synergies are not expected to occur for a significant time period following the completion of the Transactions and will require substantial capital expenditures in the near term.

As a result of the delays experienced in the completion of the Transactions and the Pandemic, our anticipated synergies and other benefits of the Transactions may be reduced or eliminated, including a delay in the integration of, or inability to integrate, the networks of T-Mobile and Sprint. Even if we are able to integrate the two companies successfully, the anticipated benefits of the Transactions, including the expected synergies and network benefits, may not be realized fully or at all or may take longer to realize than expected.

We have incurred substantial expenses as a result of completing the Transactions. We expect to incur substantial additional expenses in connection with integrating T-Mobile’s and Sprint’s businesses, operations, policies and procedures and compliance with the Government Commitments. While we have assumed that a certain level of transaction-related expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses could exceed the costs historically borne by us and offset the expected synergies.

Our business and Sprint’s business may not be integrated successfully or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruption, including maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected.

The combination of two independent businesses is complex, costly and time-consuming, and may divert significant management attention and resources. This process may disrupt our business or otherwise impact our ability to compete. The overall combination of our and Sprint’s businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses and impacts, and loss of customers and other business relationships. The difficulties of combining the operations of the companies include, among others:

•diversion of management attention to integration matters;
•difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure, and supplier and vendor arrangements;
•challenges in conforming standards, controls, procedures and accounting and other policies;
•alignment of key performance measurements may result in a greater need to communicate and manage clear expectations while we work to integrate and align policies and practices;
•difficulties in integrating employees;
•the transition of management to the combined company management team, and the need to address possible differences in corporate cultures, management philosophies, and compensation structures;
•challenges in retaining existing customers and obtaining new customers;

•difficulties in managing the expanded operations of a significantly larger and more complex company;
•possible delays, disputes, or regulatory issues in connection with the finalizing and consummation of an asset purchase agreement between Sprint PCS and Shentel for all of Shentel’s wireless assets and customers, and any associated adverse effects on the operations and business in the Shentel service area;
•compliance with Government Commitments relating to national security;
•known or potential unknown liabilities of Sprint that are larger than expected;
•other potential adverse consequences and unforeseen increased expenses or liabilities associated with the Transactions.

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

Some of these factors are outside our control, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could adversely impact our business, financial condition and operating results. In addition, even if the integration is successful, the full benefits of the Transactions including, among others, the synergies, cost savings or sales or growth opportunities may not be realized. As a result, it cannot be assured that we will realize the full benefits expected from the Transactions within the anticipated time frames or at all.

In connection with the Merger, we are evaluating the long-term billing system architecture strategy for our customers. Our long-term strategy is to migrate Sprint’s legacy customers onto T-Mobile’s existing billing platforms. We will operate and maintain multiple billing systems until such migration is completed. Any unanticipated difficulties, disruption, or significant delays could have adverse operational, financial, and reputational effects on our business.

Following the closing of the Merger, we are operating and maintaining multiple billing systems. We expect to continue to do so until successful migration of Sprint’s legacy customers to T-Mobile’s existing billing platforms. We may encounter unanticipated difficulties or experience delays in the ongoing integration efforts with respect to billing, causing major system or business disruptions. In addition, we or our supporting vendors may experience errors, cyber-attacks or other operational disruptions that could negatively impact us and over which we may have limited control. Interruptions and/or failure of these billing systems could disrupt our operations and impact our ability to provide or bill for our services, retain customers, attract new customers or negatively impact overall customer experience. Any occurrence of the foregoing could cause material adverse effects on our operations and financial condition, and/or material weaknesses in our internal control over financial reporting and reputational damage.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, our significant properties that we own, lease and use in connection with switching centers, data centers, call centers and warehouses were as follows:

	Approximate Number	Approximate Size in Square Feet
Switching centers	184	11,000,000
Data centers	10	1,800,000
Call center	25	1,800,000
Warehouses	63	1,500,000

Through the Merger, we acquired leases of real property, including cell sites, switch sites, dark fiber, retail stores and office facilities.

As of December 31, 2020, we owned and leased:

•Approximately 108,000 macro towers and 69,000 distributed antenna system and small cell sites;

•Approximately 3,400 T-Mobile and Metro by T-Mobile retail locations, including stores and kiosks ranging in size from approximately 100 square feet to 17,000 square feet;
•Office space totaling approximately 1.3 million square feet for our corporate offices located in Bellevue, Washington. We use these offices for engineering and administrative purposes;
•Office space totaling approximately 2.0 million square feet for our corporate offices located in Overland Park, Kansas and Frisco, Texas. We use these offices for administrative purposes; and
•Office space throughout the U.S., totaling approximately 3.0 million square feet, for use by our regional offices primarily for administrative, engineering and sales purposes.

Item 3. Legal Proceedings

For more information regarding the legal proceedings in which we are involved, see Note 2 - Business Combination and Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TMUS.” We are included within the S&P 500 in the Wireless Telecommunication Services GICS (Global Industry Classification Standard) Sub-Industry index. As of January 31, 2021, there were 16,299 registered stockholders of record of our common stock, but we estimate the total number of stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

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

Performance Graph

The graph below compares the five-year cumulative total returns of T-Mobile, the S&P 500 index, the NASDAQ Composite index and the Dow Jones US Mobile Telecommunications TSM index. The graph tracks the performance of a $100 investment, with the reinvestment of all dividends, from December 31, 2015 to December 31, 2020.

The five-year cumulative total returns of T-Mobile, the S&P 500 index, the NASDAQ Composite index and the Dow Jones US Mobile Telecommunications TSM index, as illustrated in the graph above, are as follows:

	At December 31,
	2015	2016	2017	2018	2019	2020
T-Mobile US, Inc.	$100.00	$147.01	$162.35	$162.60	$200.46	$344.71
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
Dow Jones US Mobile Telecommunications TSM	100.00	127.44	130.32	155.09	175.87	191.76

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

Selected Financial Data

(in millions, except per share and customer amounts)	As of and for the Year Ended December 31,
	2020 (1)	2019 (2)	2018 (3)	2017	2016
Statement of Operations Data
Total service revenues	$50,395	$34,500	$32,441	$30,525	$28,085
Total revenues	68,397	44,998	43,310	40,604	37,490
Operating income	6,636	5,722	5,309	4,888	4,050
Total other expense, net	(3,106)	(1,119)	(1,392)	(1,727)	(1,723)
Income tax (expense) benefit (4)	(786)	(1,135)	(1,029)	1,375	(867)
Income from continuing operations	2,744	3,468	2,888	4,536	1,460
Income from discontinued operations, net of tax (6)	320	—	—	—	—
Net income	3,064	3,468	2,888	4,536	1,460
Net income attributable to common stockholders	3,064	3,468	2,888	4,481	1,405
Earnings per share
Continuing operations	$2.40	$4.06	$3.40	$5.39	$1.71
Discontinued operations (6)	0.28	—	—	—	—
Basic	$2.68	$4.06	$3.40	$5.39	$1.71
Continuing operations	$2.37	$4.02	$3.36	$5.20	$1.69
Discontinued operations (6)	0.28	—	—	—	—
Diluted	$2.65	$4.02	$3.36	$5.20	$1.69
Balance Sheet Data
Cash and cash equivalents	$10,385	$1,528	$1,203	$1,219	$5,500
Property and equipment, net (2)	41,175	21,984	23,359	22,196	20,943
Spectrum licenses	82,828	36,465	35,559	35,366	27,014
Total assets (2)	200,162	86,921	72,468	70,563	65,891
Total debt and financing lease liabilities, excluding tower obligations (2)	73,632	27,272	27,547	28,319	27,786
Stockholders' equity	65,344	28,789	24,718	22,559	18,236
Statement of Cash Flows and Operational Data
Net cash provided by operating activities (5)	$8,640	$6,824	$3,899	$3,831	$2,779
Purchases of property and equipment	(11,034)	(6,391)	(5,541)	(5,237)	(4,702)
Purchases of spectrum licenses and other intangible assets, including deposits	(1,333)	(967)	(127)	(5,828)	(3,968)
Proceeds related to beneficial interests in securitization transactions (5)	3,134	3,876	5,406	4,319	3,356
Net cash provided by (used in) financing activities (5)	13,010	(2,374)	(3,336)	(1,367)	463
Total customers (in thousands)	102,064	67,894	63,656	58,715	54,240
(1)On April 1, 2020, we completed the Merger with Sprint. Our financial results include the consolidated operations of T-Mobile and Sprint subsequent to the date of Merger close.
(2)On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and all the related amendments (collectively, the “new lease standard”), using the modified retrospective method with the cumulative effect of initially applying the guidance recognized at the date of initial application. Comparative information has not been restated and continues to be reported under the standards in effect for those periods.
(3)On January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all the related amendments (collectively, the “new revenue standard”), using the modified retrospective method with the cumulative effect of initially applying the guidance recognized at the date of initial application. Comparative information has not been restated and continues to be reported under the standards in effect for those periods.
(4)In December 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into legislation. The TCJA included numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction took place on January 1, 2018. We recognized a net tax benefit of $2.2 billion associated with the enactment of the TCJA in Income tax expense in our Consolidated Statements of Comprehensive Income in the fourth quarter of 2017, primarily due to a re-measurement of deferred tax assets and liabilities.
(5)On January 1, 2018, we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (the “new cash flow standard”) which impacted the presentation of our cash flows related to our beneficial interests in securitization transactions, which is the deferred purchase price, resulting in a reclassification of cash inflows from Operating activities to Investing activities of approximately $4.3 billion and $3.4 billion for the years ended December 31, 2017 and 2016, respectively, in our Consolidated Statements of Cash Flows. The new cash flow standard also impacted the presentation of our cash payments for debt prepayment and debt extinguishment costs, resulting in a reclassification of cash outflows from Operating activities to Financing activities of $188 million for the year ended December 31, 2017, in our Consolidated Statements of Cash Flows. There were no cash payments for debt prepayment and debt extinguishment costs during the year ended December 31, 2016. We have applied the new cash flow standard retrospectively to all periods presented.
(6)In connection with obtaining regulatory approval for the Merger, on July 1, 2020, DISH acquired the prepaid wireless business operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shentel and Swiftel Communications, Inc.), the results of which prior to the divestiture are presented in Income from discontinued operations, net of tax.

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

Our MD&A is provided as a supplement to, and should be read together with, our audited consolidated financial statements as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, included in Part II, Item 8 of this Form 10-K. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

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

For more information regarding the Merger, see Note 2 – Business Combination of the Notes to the Consolidated Financial Statements.

On June 22, 2020, we entered into a Master Framework Agreement and related transactions with SoftBank to facilitate the SoftBank Monetization as described in Note 14 - SoftBank Equity Transaction of the Notes to the Consolidated Financial Statements.

Brand and Retail Unification

On August 2, 2020, we combined the Sprint and T-Mobile operations under the T-Mobile brand nationwide. We combined our retail operations and rebranded thousands of Sprint stores to T-Mobile stores while implementing the tools and systems across our distribution footprint to serve all customers in all stores.

Sale of Boost Mobile and Sprint Prepaid Brands

In connection with obtaining regulatory approval for the Merger, on July 1, 2020, DISH acquired the prepaid wireless business operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shentel and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets (the “Prepaid Business”), and assumed certain related liabilities (the “Prepaid Transaction”). For more information, see Note 12 - Discontinued Operations of the Notes to the Consolidated Financial Statements.

Upon the closing of the Prepaid Transaction, we entered into a Master Network Services Agreement (the “MVNO Agreement”) providing for the provisioning of network services to customers of the Prepaid Business for a period of up to seven years following the closing of the Prepaid Transaction. The revenue generated through this agreement is presented within Wholesale revenues in our Consolidated Statements of Comprehensive Income following the close of the Prepaid Transaction on July 1, 2020.

We included the pre-tax results of our discontinued operations in our determination of Adjusted EBITDA, a Non-GAAP measure, to reflect contributions of the Prepaid Business that was replaced by the MVNO Agreement beginning on July 1, 2020. See “Adjusted EBITDA” in the “Performance Measures” section of this MD&A.

Merger-Related Costs

Merger-related costs generally include:

•Integration costs to achieve efficiencies in network, retail, information technology and back office operations;
•Restructuring costs, including severance, store rationalization and network decommissioning; and
•Transaction costs, including legal and professional services related to the completion of the Merger.

Transaction and restructuring costs are disclosed in Note 2 – Business Combination and Note 19 - Restructuring Costs, respectively. Merger-related costs have been excluded from our calculation of Adjusted EBITDA, a non-GAAP financial measure, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Cash payments for Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

Merger-related costs during the years ended December 31, 2020, 2019 and 2018 are presented below:

(in millions)	Year Ended December 31,			2020 Versus 2019		2019 Versus 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$646	$—	$—	$646	NM	$—	NM
Cost of equipment sales	6	—	—	6	NM	—	NM
Selling, general and administrative	1,263	620	196	643	104%	424	216%
Total Merger-related costs	$1,915	$620	$196	$1,295	209%	$424	216%

Cash payments for Merger-related costs	$1,493	$442	$86	$1,051	238%	$356	414%
NM - Not Meaningful

Merger-related costs will be impacted by restructuring and integration activities expected to occur over the next three years as we implement initiatives to realize cost efficiencies from the Merger. Transaction costs, including legal and professional service fees related to the completion of the Merger, are expected to decrease in periods subsequent to the close of the Merger.

Restructuring

Upon the close of the Merger, we began implementing restructuring initiatives to realize cost efficiencies from the Merger. The major activities associated with the restructuring initiatives to date include:

•Contract termination costs associated with rationalization of retail stores, distribution channels, duplicative network and backhaul services and other agreements;
•Severance costs associated with the reduction of redundant processes and functions; and
•The decommissioning of certain small cell sites and distributed antenna systems to achieve synergies in network costs.

Anticipated Impacts

Our restructuring activities are expected to occur over the next three years with substantially all costs incurred by the end of fiscal year 2023. We are evaluating additional restructuring initiatives which are dependent on consultations and negotiation with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments. We expect our principal sources of funding to be sufficient to meet our liquidity requirements and anticipated payments associated with the restructuring initiatives.

As a result of our ongoing restructuring activities, we expect to realize cost efficiencies by eliminating redundancies within our combined network as well as other business processes and operations. We expect these activities to result in a reduction of expenses within Cost of services and Selling, general and administrative in our Consolidated Statements of Comprehensive Income.

COVID-19 Pandemic

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in the U.S. and international debt and equity markets. The impact of the Pandemic has been wide-ranging, including, but not limited to, the temporary closures of many businesses and schools, “shelter in place” orders, travel restrictions, social distancing guidelines and other governmental, business and individual actions taken in response to the Pandemic. These restrictions have impacted, and will continue to impact, our business, including the demand for our products and services and the ways in which our customers purchase and use them. In addition, the Pandemic has resulted in economic uncertainty and a significant increase in unemployment in the United States, which could affect our customers’ purchasing decisions and ability to make timely payments. Throughout the year, the Pandemic has peaked, subsided and seen a resurgence, leading to phased re-openings, as well as continuing or renewed containment measures.

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

Our Response

We have taken a variety of steps to help mitigate the impact of the Pandemic on our customers and to protect the health and well-being of our workforce and communities:

To Protect and Support Our Employees and Communities

•Before the Merger, in mid-March, approximately 80% of T-Mobile and 70% of Sprint company-owned store locations, as well as many third-party retailer locations that sell our T-Mobile, Metro by T-Mobile and Sprint brands were temporarily closed. In compliance with the regulations of various states, we have since reopened substantially all of our previously closed stores.
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
•We also continue to encourage healthy practices such as social distancing and hand washing and have increased cleaning and sanitation in all our facilities and stores.

To Keep Our Customers Connected

•In March, we committed to the FCC’s Keep Americans Connected pledge, and at the FCC’s request, later extended our commitment to June 30, 2020. During this period, we pledged to:
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
•Increasing the data allowance, at no extra charge, to schools and students using our EmpowerED digital learning program to ensure each participant had access to at least 20GB of data per month; and
•Providing free international calling to landlines (and, in many cases, mobile numbers) to countries that were significantly impacted by the Pandemic through May 13, 2020.
•In addition:
•We are offering our customers creative, new COVID-safe solutions such as virtual selling and curbside pickup;
•We partnered with multiple spectrum holders and the FCC to successfully deploy additional 600 MHz spectrum on a temporary basis (through June 30, 2020), effectively doubling total 600 MHz LTE capacity across the nation to help ensure customers can stay connected during this critical time; and
•We are working to keep our network fully operational as an essential service to first responders, 911 communications and our customers and continue to expand our 5G network, while adhering to governmental guidelines.

We continue to monitor the Pandemic and its impacts and may adjust our actions as needed to continue to provide our products and services to our communities and employees.

Impact on Results of Operations and Performance Measures for the Year Ended December 31, 2020

For the year ended December 31, 2020, we incurred $458 million, before taxes, in supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs, which are included in Selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income. These costs have been excluded from the calculation of Adjusted EBITDA, a non-GAAP financial measure, as they represent direct, incremental costs as a result of our response to the Pandemic. See “Adjusted EBITDA” in the “Performance Measures” section of this MD&A.

Expected Continued Impact on Results of Operations and Performance Measures

We continue to monitor developments regarding the Pandemic and evaluate the appropriate steps needed to align with guidelines from state, local and federal government agencies and do what is best for our employees and customers. The extent to which the Pandemic impacts our business, operations and financial results will depend on numerous future developments that we are not able to predict at this time, including the duration and scope of the Pandemic, the success of governmental, business and individual actions that have been and continue to be taken in response to the Pandemic, and the impact on economic activity from the Pandemic and actions taken in response. Such impacts may include:

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
•Higher bad debt expense on our service and EIP receivable portfolios due to adverse macro-economic conditions. Should these adverse conditions worsen, our operating and financial results could be negatively impacted;
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

For additional risks to our business and industry, see Item 1A. Risk Factors.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Year Ended December 31			2020 Versus 2019		2019 Versus 2018
(in millions)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Revenues
Postpaid revenues	$36,306	$22,673	$20,862	$13,633	60%	$1,811	9%
Prepaid revenues	9,421	9,543	9,598	(122)	(1)%	(55)	(1)%
Wholesale revenues	2,590	1,279	1,183	1,311	103%	96	8%
Roaming and other service revenues	2,078	1,005	798	1,073	107%	207	26%
Total service revenues	50,395	34,500	32,441	15,895	46%	2,059	6%
Equipment revenues	17,312	9,840	10,009	7,472	76%	(169)	(2)%
Other revenues	690	658	860	32	5%	(202)	(23)%
Total revenues	68,397	44,998	43,310	23,399	52%	1,688	4%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	11,878	6,622	6,307	5,256	79%	315	5%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	16,388	11,899	12,047	4,489	38%	(148)	(1)%
Selling, general and administrative	18,926	14,139	13,161	4,787	34%	978	7%
Impairment expense	418	—	—	418	NM	—	NM
Depreciation and amortization	14,151	6,616	6,486	7,535	114%	130	2%
Total operating expenses	61,761	39,276	38,001	22,485	57%	1,275	3%
Operating income	6,636	5,722	5,309	914	16%	413	8%
Other income (expense)
Interest expense	(2,483)	(727)	(835)	(1,756)	242%	108	(13)%
Interest expense to affiliates	(247)	(408)	(522)	161	(39)%	114	(22)%
Interest income	29	24	19	5	21%	5	26%
Other expense, net	(405)	(8)	(54)	(397)	4,963%	46	(85)%
Total other expense, net	(3,106)	(1,119)	(1,392)	(1,987)	178%	273	(20)%
Income from continuing operations before income taxes	3,530	4,603	3,917	(1,073)	(23)%	686	18%
Income tax expense	(786)	(1,135)	(1,029)	349	(31)%	(106)	10%
Income from continuing operations	2,744	3,468	2,888	(724)	(21)%	580	20%
Income from discontinued operations, net of tax	320	—	—	320	NM	—	NM
Net income	$3,064	$3,468	$2,888	$(404)	(12)%	$580	20%

Statement of Cash Flows Data
Net cash provided by operating activities	$8,640	$6,824	$3,899	$1,816	27%	$2,925	75%
Net cash used in investing activities	(12,715)	(4,125)	(579)	(8,590)	208%	(3,546)	612%
Net cash provided by (used in) financing activities	13,010	(2,374)	(3,336)	15,384	(648)%	962	(29)%
Non-GAAP Financial Measures
Adjusted EBITDA	24,557	13,383	12,398	11,174	83%	985	8%
Free Cash Flow, excluding gross payments for the settlement of interest rate swaps	3,001	4,319	3,552	(1,318)	(31)%	767	22%
NM - Not Meaningful

The following discussion and analysis is for the year ended December 31, 2020, compared to the same period in 2019 unless otherwise stated. For a discussion and analysis of the year ended December 31, 2019, compared to the same period in
2018, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 6, 2020.

Total revenues increased $23.4 billion, or 52%. The components of this change are discussed below.

Postpaid revenues increased $13.6 billion, or 60%, primarily from:

•Higher average postpaid phone customers, primarily from customers acquired in the Merger and the success of new customer segments and rate plans, as well as continued growth in existing and new markets;
•Higher average postpaid other customers, primarily from customers acquired in the Merger and growth in other connected devices (tablets and wearable products) and growth in public and educational sector customers; and
•Higher postpaid phone ARPU, primarily as a result of customers acquired in the Merger. See “Postpaid Phone ARPU” in the “Performance Measures” section of this MD&A.

Prepaid revenues were essentially flat.

Wholesale revenues increased $1.3 billion, or 103%, primarily from:

•Our Master Network Service Agreement with DISH, which went into effect on July 1, 2020; and
•Customers acquired in the Merger.

Roaming and other service revenues increased $1.1 billion, or 107%, primarily from:

•Inclusion of wireline operations acquired in the Merger; and
•Higher Lifeline, advertising and affiliate revenues primarily due to operations acquired in the Merger; partially offset by
•Lower international roaming due to the impact of the Pandemic, and lower domestic roaming due to revenue generated from Sprint customers roaming on the T-Mobile network in periods before the Merger.

Equipment revenues increased $7.5 billion, or 76%, primarily from:

•An increase of $3.6 billion in lease revenues due to a higher number of customer devices under lease, primarily from leases acquired in the Merger;
•An increase of $2.5 billion in device sales revenue, excluding purchased leased devices, primarily from:
•An increase in the number of devices sold, excluding purchased leased devices, due to an increase in our customer base primarily due to the Merger; and
•Higher average revenue per device sold, excluding purchased leased devices, due to an increase in the high-end device mix due to the Merger;
•An increase of $625 million in sales of leased devices, primarily due to an increase in purchased leased devices as a result of the Merger; and
•An increase of $622 million in revenues primarily related to the liquidation of a higher volume of returned devices primarily as a result of the Merger.

Operating expenses increased $22.5 billion, or 57%. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $5.3 billion, or 79%, primarily from:

•An increase in expenses associated with leases, backhaul agreements and other network expenses, such as roaming,

acquired in the Merger and the continued build-out of our nationwide 5G network;
•An increase of $646 million for the year ended December 31, 2020, in Merger-related costs including incremental costs associated with accelerating amortization of right-of-use assets for terminated cell sites leases and the decommissioning of certain small cell sites and distributed antenna systems;
•Higher employee-related and benefit-related costs primarily due to increased headcount as a result of the Merger;
•An increase in repair and maintenance costs, primarily due to the Merger; and
•An increase in regulatory and roaming costs primarily due to the Merger.

Cost of equipment sales, exclusive of depreciation and amortization, increased $4.5 billion, or 38%, primarily from:

•An increase of $2.8 billion in device cost of equipment sales, excluding purchased leased devices, primarily from:
•An increase in the number of devices sold, excluding purchased leased devices, due to an increase in our customer base primarily due to the Merger; and
•Higher average costs per device sold, excluding purchased leased devices, due to an increase in the high-end device mix due to the Merger;
•An increase of $759 million in leased device cost of equipment sales, primarily due to an increase in purchased leased devices as a result of the Merger; and
•An increase of $511 million in costs related to the liquidation of a higher volume of returned devices primarily as a result of the Merger.

Selling, general and administrative expenses increased $4.8 billion, or 34%, primarily from:

•Higher employee-related costs due to an increase in the number of employees primarily from the Merger;
•Higher external labor and professional services, lease and advertising expense from the Merger;
•$1.3 billion of Merger-related costs, including transaction costs associated with legal and professional services and restructuring costs including severance and store rationalization, compared to $620 million of Merger-related costs in the year ended December 31, 2019;
•Higher commission expense, primarily due to:
•Higher gross customer additions primarily due to the increased size of the company as a result of the Merger, partially offset by lower switching activity in the industry from reduced store traffic due to retail store closures arising from the Pandemic; partially offset by
•Lower commissions expense due to lower prepaid gross additions and compensation structure changes;
•Higher bad debt expense, primarily due to customers acquired as a result of the Merger and the recording of estimated losses associated with the new credit loss standard, including incremental bad debt for the estimated macro-economic impacts of the Pandemic; and
•Higher legal-related expenses from recording an estimated accrual associated with the FCC Notice of Apparent Liability and commitments associated with the Merger.
•Selling, general and administrative expenses for the year ended December 31, 2020 included $458 million of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs.

Impairment expense was $418 million and consisted of the following:

•A $218 million impairment on the goodwill in the Layer3 reporting unit; and
•A $200 million impairment on the capitalized software development costs related to our postpaid billing system.
•There was no impairment expense for the year ended December 31, 2019.

For more information regarding the impairments above, see Note 5 – Property and Equipment and Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

Depreciation and amortization increased $7.5 billion, or 114%, primarily as a result of the Merger, including:

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

Operating income, the components of which are discussed above, increased $914 million, or 16%.

Interest expense increased $1.8 billion, or 242%, primarily from:

•The assumption of debt with a fair value of $31.8 billion in connection with the Merger;
•The issuance of an aggregate of $19.0 billion in Senior Secured Notes and the entry into a $4.0 billion secured term loan in April 2020 in connection with the Merger;
•Amortization of interest rate swap derivatives beginning upon settlement in April 2020; and
•The issuance of an aggregate of $8.75 billion in Senior Secured Notes in October 2020.

Interest expense to affiliates decreased $161 million, or 39%, primarily from the redemption of an aggregate of $5.25 billion in Senior Notes to affiliates and the repayment of an aggregate of $4.0 billion in Incremental term loan facility to affiliates in 2020, partially offset by lower capitalized interest.

Other expense, net increased $397 million, primarily from losses on the extinguishment of debt.

Income from continuing operations before income taxes, the components of which are discussed above, was $3.5 billion and $4.6 billion for the years ended December 31, 2020 and 2019, respectively.

Income tax expense decreased $349 million, or 31%, primarily from:

•Lower income before income taxes; and
•A lower effective tax rate, primarily due to changes in state income taxes and excess tax benefits, partially offset by an increase in non-deductible expenses, including certain Merger-related costs. The effective tax rate was 22.3% and 24.7% for the years ended December 31, 2020 and 2019, respectively.

Income from continuing operations decreased $724 million, or 21%, primarily from:

•Higher Interest expense; and
•Higher Other expense, net; partially offset by
•Higher operating income; and
•Lower Income tax expense.

Income from discontinued operations, net of tax was $320 million for the year ended December 31, 2020, and consists of the results of the Prepaid Business that was divested on July 1, 2020. There were no discontinued operations for the year ended December 31, 2019. For more information regarding the Prepaid Transaction, see Note 12 – Discontinued Operations of the Notes to the Consolidated Financial Statements.

Net income, the components of which are discussed above, decreased $404 million, or 12%, and included the following:

•Merger-related costs, net of tax, of $1.5 billion for the year ended December 31, 2020, compared to $501 million for the year ended December 31, 2019.
•The negative impact of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs, net of tax, of $339 million for the year ended December 31, 2020, compared to no impact for the year ended December 31, 2019.
•Impairment expense of $366 million, net of tax, for the year ended December 31, 2020, compared to no impairment expense for the year ended December 31, 2019.

Guarantor Financial Information

On March 2, 2020, the SEC adopted amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities, as well for affiliates whose securities collateralize a registrant’s securities. We early adopted the requirements of the amendments on January 1, 2020, which included replacing guarantor condensed consolidating financial information with summarized financial information for the consolidated obligor group (Parent, Issuer, and Guarantor Subsidiaries) and no longer requiring guarantor cash flow information, financial information for non-guarantor subsidiaries, or a reconciliation to the consolidated results.

On April 1, 2020, in connection with the closing of the Merger, we assumed certain registered debt to third parties issued by Sprint, Sprint Communications, Inc. and Sprint Capital Corporation (collectively, the “Sprint Issuers”). Amounts previously disclosed for the estimated values of certain acquired assets and liabilities assumed have been adjusted based on additional information arising subsequent to the initial valuation. These revisions to the estimated values did not have a significant impact on our summarized financial information for the consolidated obligor group.

Pursuant to the applicable indentures and supplemental indentures, the long-term debt to affiliates and third parties issued by T-Mobile USA, Inc. and the Sprint Issuers (collectively, the “Issuers”) is fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of Parent’s 100% owned subsidiaries (“Guarantor Subsidiaries”).

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The indentures, supplemental indentures and credit agreements governing the long-term debt contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit agreements, indentures and supplemental indentures relating to the long-term debt restrict the ability of the Issuers or borrowers to loan funds or make payments to Parent. However, the Issuers or borrowers and Guarantor Subsidiaries are allowed to make certain permitted payments to Parent under the terms of the indentures, supplemental indentures and credit agreements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. We early adopted the standard on January 1, 2020 and have applied the standard retrospectively to all periods presented. Upon the adoption of the standard, deferred tax assets of non-guarantor entities in aggregate of $163 million were reclassified and netted with the deferred tax liabilities of the guarantor obligor group of the debt issued by T-Mobile USA, Inc. The adoption of this standard did not have a material impact on our consolidated financial statements for the year ended December 31, 2020.

In March 2020, certain Guarantor Subsidiaries became non-Guarantor Subsidiaries. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

In connection with the preparation of our guarantor financial information for the year ended December 31, 2020, we determined that the summarized balance sheet information and summarized results of operations for the consolidated obligor group of debt issued by T-Mobile USA, Inc., as presented in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020, June 30, 2020, and September 30, 2020, should be adjusted to exclude investments in non-guarantor subsidiaries and the related equity method income from non-guarantor subsidiaries as of and for the year-to-date periods ending December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020. We also determined the summarized balance sheet information and summarized results of operations for the consolidated obligor groups of debt issued by Sprint, Sprint Communications, Inc. and Sprint Capital Corporation, as presented in our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2020, and September 30, 2020, should be adjusted as well to exclude investments in their respective non-guarantor subsidiaries for the year-to-date periods ending June 30, 2020 and September 30, 2020. Therefore, we have updated the historical summarized financial information for these periods and obligor groups as set forth below. This adjustment does not impact the Consolidated Financial Statements for any quarterly or annual periods and does not impact guarantor financial information filed prior to our adoption of the new disclosure requirements for guarantors and issuers of guaranteed securities on January 1, 2020.

Basis of Presentation

The following tables include summarized financial information of the obligor groups of debt issued by T-Mobile USA, Inc., Sprint, Sprint Communications, Inc., and Sprint Capital Corporation. The summarized financial information of each obligor group is presented on a combined basis with balances and transactions within the obligor group eliminated. Investments in and the equity in earnings of non-guarantor subsidiaries which would otherwise be consolidated in accordance with U.S. GAAP are excluded from the below summarized financial information pursuant to SEC Regulation S-X Rule 13-01.

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	December 31, 2019
Current assets	$8,431	$23,105	$18,035	$22,638	$8,177
Noncurrent assets	77,827	154,164	164,220	165,294	77,684
Current liabilities	14,125	21,487	17,765	19,982	11,885
Noncurrent liabilities	41,330	101,662	109,249	112,930	43,448
Due to non-guarantors	—	7,054	7,183	7,433	—
Due from non-guarantors	358	—	—	—	346
Due to related parties	14,215	6,067	4,846	4,873	14,173
Due from related parties	26	24	19	22	20

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

	Three Months Ended March 31, 2020	Six Months Ended June 30, 2020	Nine Months Ended September 30, 2020	Year Ended December 31, 2020	Year Ended December 31, 2019
(in millions)
Total revenues	$10,694	$28,071	$47,076	$67,112	$43,431
Operating income	1,309	1,525	3,353	4,335	4,761
Net income	809	412	1,029	1,148	2,860
Revenue from non-guarantors	259	656	1,088	1,496	974
Operating expenses to non-guarantors	129	775	1,443	2,127	668
Other expense to non-guarantors	—	(40)	(77)	(114)	—

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint and Sprint Communications, Inc. is presented in the table below:

(in millions)	June 30, 2020	September 30, 2020	December 31, 2020
Current assets	$1,619	$1,051	$2,646
Noncurrent assets	49,525	25,512	26,278
Current liabilities	4,716	3,317	4,209
Noncurrent liabilities	64,845	61,437	65,161
Due from non-guarantors	49,254	25,231	25,993
Due to related parties	6,025	4,774	4,786
Due from related parties	—	5	—

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint and Sprint Communications, Inc., since the acquisition of Sprint on April 1, 2020, is presented in the table below:

	Three Months Ended June 30, 2020	Six Months Ended September 30, 2020	Nine Months Ended December 31, 2020
(in millions)
Total revenues	$2	$4	$10
Operating loss	(15)	(17)	(15)
Net loss	(819)	(1,651)	(2,229)
Revenue from non-guarantors	2	4	6
Other income, net, from non-guarantors	367	732	1,084

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	June 30, 2020	September 30, 2020	December 31, 2020
Current assets	$1,619	$1,051	$2,646
Noncurrent assets	58,547	34,540	35,330
Current liabilities	4,788	3,388	4,281
Noncurrent liabilities	70,070	66,530	70,253
Due from non-guarantors	58,276	34,259	35,046
Due to related parties	6,025	4,774	4,786
Due from related parties	—	5	—

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation, since the acquisition of Sprint on April 1, 2020, is presented in the table below:

	Three Months Ended June 30, 2020	Six Months Ended September 30, 2020	Nine Months Ended December 31, 2020
(in millions)
Total revenues	$2	$4	$10
Operating loss	(15)	(17)	(15)
Net loss	(804)	(1,608)	(2,165)
Revenue from non-guarantors	2	4	6
Other income, net, from non-guarantors	366	732	1,085

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

Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Customers are qualified either for postpaid service utilizing phones, wearables, DIGITS or other connected devices, which include tablets and SyncUp products, where they generally pay after receiving service, or prepaid service, where they generally pay in advance of receiving service. Our postpaid customers include customers of T-Mobile. Our prepaid customers include customers of T-Mobile and Metro by T-Mobile.

The following table sets forth the number of ending customers:

	As of December 31,			2020 Versus 2019		2019 Versus 2018
(in thousands)	2020	2019	2018	#	%	#	%
Customers, end of period
Postpaid phone customers (1)	66,618	40,345	37,224	26,273	65%	3,121	8%
Postpaid other customers (1)	14,732	6,689	5,295	8,043	120%	1,394	26%
Total postpaid customers	81,350	47,034	42,519	34,316	73%	4,515	11%
Prepaid customers (1),(2)	20,714	20,860	21,137	(146)	(1)%	(277)	(1)%
Total customers	102,064	67,894	63,656	34,170	50%	4,238	7%
Adjustment to prepaid customers (2)	—	(616)	—	616	(100)%	(616)	NM
NM - Not Meaningful
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

Total customers increased 34,170,000, or 50%, primarily from:

•Higher postpaid phone customers, primarily due to customers acquired in the Merger and the success of new customer segments and rate plans and continued growth in existing and new markets, along with promotional activities; and
•Higher postpaid other customers, primarily due to customers acquired in the Merger and growth in other connected devices primarily related to public and educational sector customers and wearable products; partially offset by
•Lower prepaid customers, primarily due to the customer base adjustments made to align the customer reporting policies of T-Mobile and Sprint, partially offset by the continued success of our prepaid business due to promotional activities and rate plan offers.

Customer Base Adjustments

Certain adjustments were made to align the customer reporting policies of T-Mobile and Sprint.

The adjustments made to the reported T-Mobile and Sprint ending customer base as of March 31, 2020, are presented below:

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
(7) Miscellaneous insignificant adjustments to align with T-Mobile policy.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Year Ended December 31,			2020 Versus 2019		2019 Versus 2018
(in thousands)	2020	2019	2018	#	%	#	%
Net customer additions
Postpaid phone customers	2,218	3,121	3,097	(903)	(29)%	24	1%
Postpaid other customers	3,268	1,394	1,362	1,874	134%	32	2%
Total postpaid customers	5,486	4,515	4,459	971	22%	56	1%
Prepaid customers (1)	145	339	460	(194)	(57)%	(121)	(26)%
Total customers	5,631	4,854	4,919	777	16%	(65)	(1)%
Acquired customers, net of base adjustments	29,228	—	—	29,228	NM	—	NM
NM - Not Meaningful
(1) On July 18, 2019, we entered into an agreement whereby certain T-Mobile prepaid products will now be offered and distributed by a current MVNO partner. As a result, we included a base adjustment in the third quarter of 2019 to reduce prepaid customers by 616,000.

Total net customer additions increased 777,000, or 16%, primarily from:

•Higher postpaid other net customer additions, primarily due to higher gross additions from connected devices, primarily due to public and educational sector additions and lower churn, partially offset by lower switching activity in the industry from reduced store traffic due to retail store closures arising from the Pandemic; partially offset by
•Lower postpaid phone net customer additions, primarily due to higher churn from customers acquired in the Merger and lower switching activity in the industry from reduced store traffic due to retail store closures arising from the Pandemic; and
•Lower prepaid gross customer additions, partially offset by lower churn, both primarily due to lower switching activity in the industry from reduced store traffic due to retail store closures arising from the Pandemic.

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

The following table sets forth the churn:

	Year Ended December 31,			Bps Change 2020 Versus 2019	Bps Change 2019 Versus 2018
	2020	2019	2018
Postpaid phone churn	0.90%	0.89%	1.01%	1 bps	-12 bps
Prepaid churn	3.03%	3.82%	3.96%	-79 bps	-14 bps

Postpaid phone churn was essentially flat, primarily due to the inclusion of the customer base acquired in the Merger with higher churn, offset by lower switching activity in the industry due to reduced store traffic due to temporary retail store closures arising from the Pandemic.

Prepaid churn decreased 79 basis points, primarily due to lower switching activity in the industry due to reduced store traffic due to temporary retail store closures arising from the Pandemic and the continued success of our prepaid products due to promotional activities and rate plan offers.

Total Postpaid Accounts

A postpaid account is generally defined as a billing account number that generates revenue. Postpaid accounts are generally comprised of customers that are qualified for postpaid service utilizing phones, wearables, DIGITS or other connected devices which include tablets and SyncUp products, where they generally pay after receiving service.

	As of December 31,			2020 Versus 2019		2019 Versus 2018
(in thousands)	2020	2019	2018	# Change	% Change	# Change	% Change
Accounts, end of period
Total postpaid customer accounts(1)	25,754	15,047	14,015	10,707	71%	1,032	7%
(1) Includes accounts acquired in connection with the Merger and certain account base adjustments. See Account Base Adjustments table below.

Total postpaid customer accounts increased 10,707,000, or 71%, primarily due to 10,150,000 accounts acquired in the Merger, the success of new customer segments and rate plans, continued growth in existing and new markets, along with promotional activities, improvements in network quality and industry-leading customer service, partially offset by lower switching activity in the industry from reduced store traffic due to retail store closures resulting from the Pandemic.

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

Average Revenue Per User

ARPU represents the average monthly service revenue earned from customers. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue per customer and assist in forecasting our future service revenues generated from our customer base. Postpaid phone ARPU excludes postpaid other customers and related revenues, which include wearables, DIGITS and other connected devices such as tablets and SyncUp products.

The following table illustrates the calculation of our operating measure ARPU and reconciles this measure to the related service revenues:

(in millions, except average number of customers and ARPU)	Year Ended December 31,			2020 Versus 2019		2019 Versus 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Calculation of Postpaid Phone ARPU
Postpaid service revenues	$36,306	$22,673	$20,862	$13,633	60%	$1,811	9%
Less: Postpaid other revenues	(2,367)	(1,344)	(1,117)	(1,023)	76%	(227)	20%
Postpaid phone service revenues	33,939	21,329	19,745	12,610	59%	1,584	8%
Divided by: Average number of postpaid phone customers (in thousands) and number of months in period	59,249	38,602	35,458	20,647	53%	3,144	9%
Postpaid phone ARPU	$47.74	$46.04	$46.40	$1.70	4%	$(0.36)	(1)%
Calculation of Prepaid ARPU
Prepaid service revenues	$9,421	$9,543	$9,598	$(122)	(1)%	$(55)	(1)%
Divided by: Average number of prepaid customers (in thousands) and number of months in period	20,594	20,955	20,761	(361)	(2)%	194	1%
Prepaid ARPU	$38.12	$37.95	$38.53	$0.17	—%	$(0.58)	(2)%

Postpaid Phone ARPU

Postpaid phone ARPU increased $1.70, or 4%, primarily due to:

•The net impact of customers acquired in the Merger, which have higher ARPU (net of changes arising from the reduction in base due to policy adjustments and reclassification of certain ARPU components from the acquired customers being moved to other revenue lines); and
•Higher premium service revenues; partially offset by
•An increase in our promotional activities.

Prepaid ARPU

Prepaid ARPU was essentially flat and was primarily impacted by:

•The impacts of certain adjustments to our customer base, including the removal of certain prepaid customers associated with products now offered and distributed by a current MVNO partner as those customers had lower ARPU; offset by
•Dilution from promotional rate plans; and
•A reduction in certain non-recurring charges.

Average Revenue Per Account

Average Revenue per Account (“ARPA”) represents the average monthly postpaid service revenue earned per account. We believe postpaid ARPA provides management, investors and analysts with useful information to assess and evaluate our postpaid service revenue realization and assist in forecasting our future postpaid service revenues on a per account basis. We consider postpaid ARPA to be indicative of our revenue growth potential given the increase in the average number of postpaid phone customers per account and increases in postpaid other customers, including wearables, DIGITS or other connected devices, which include tablets and SyncUp products.

The following table illustrates the calculation of our operating measure ARPA and reconciles this measure to the related service revenues:

(in millions, except average number of accounts, ARPA)	Year Ended December 31,			2020 Versus 2019		2019 Versus 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Calculation of Postpaid ARPA
Postpaid service revenues	$36,306	$22,673	$20,862	$13,633	60%	$1,811	9%
Divided by: Average number of postpaid accounts (in thousands) and number of months in period	22,959	14,486	13,492	8,473	58%	994	7%
Postpaid ARPA	$131.78	$130.43	$128.86	$1.35	1%	$1.57	1%

Postpaid ARPA

Postpaid ARPA increased $1.35, or 1%, primarily due to:

•An increase in customers per account, including further penetration in connected devices, and the success of new customer segments and rate plans;
•Higher premium service revenues; and
•The net impact of customers acquired in the Merger; partially offset by
•An increase in our promotional activities; and
•A reduction in certain non-recurring charges, including from the impact of the Pandemic.

Adjusted EBITDA

Adjusted EBITDA represents earnings before Interest expense, net of Interest income, Income tax expense, Depreciation and amortization, non-cash Stock-based compensation and certain income and expenses not reflective of our ongoing operating performance. Net income margin represents Net income divided by Service revenues. Adjusted EBITDA margin represents Adjusted EBITDA divided by Service revenues.

Adjusted EBITDA is a non-GAAP financial measure utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate overall operating performance and facilitate comparisons with other wireless communications services companies because it is indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, non-cash stock-based compensation, Merger-related costs including network decommissioning costs, incremental costs directly attributable to COVID-19 and impairment expense, as they are not indicative of our ongoing operating performance, as well as certain other nonrecurring income and expenses. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income or any other measure of financial performance reported in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,			2020 Versus 2019		2019 Versus 2018
(in millions)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Net income	$3,064	$3,468	$2,888	$(404)	(12)%	$580	20%
Adjustments:
Income from discontinued operations, net of tax	(320)	—	—	(320)	NM	—	NM
Income from continuing operations	2,744	3,468	2,888	(724)	(21)%	580	20%
Interest expense	2,483	727	835	1,756	242%	(108)	(13)%
Interest expense to affiliates	247	408	522	(161)	(39)%	(114)	(22)%
Interest income	(29)	(24)	(19)	(5)	21%	(5)	26%
Other expense, net	405	8	54	397	4,963%	(46)	(85)%
Income tax expense	786	1,135	1,029	(349)	(31)%	106	10%
Operating income	6,636	5,722	5,309	914	16%	413	8%
Depreciation and amortization	14,151	6,616	6,486	7,535	114%	130	2%
Operating income from discontinued operations (1)	432	—	—	432	NM	—	NM
Stock-based compensation (2)	516	423	389	93	22%	34	9%
Merger-related costs	1,915	620	196	1,295	209%	424	216%
COVID-19-related costs	458	—	—	458	NM	—	NM
Impairment expense	418	—	—	418	NM	—	NM
Other, net (3)	31	2	18	29	1,450%	(16)	(89)%
Adjusted EBITDA	$24,557	$13,383	$12,398	$11,174	83%	$985	8%
Net income margin (Net income divided by Service revenues)	6%	10%	9%		-400 bps		100 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	49%	39%	38%		1,000 bps		100 bps
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
(3)Other, net may not agree to the Consolidated Statements of Comprehensive Income primarily due to certain non-routine operating activities, such as other special items that would not be expected to reoccur or are not reflective of T-Mobile’s ongoing operating performance, and are therefore excluded in Adjusted EBITDA.

Adjusted EBITDA increased $11.2 billion, or 83%. The components comprising Adjusted EBITDA are discussed further above. The increase was primarily due to:

•Higher Total service revenues; and
•Higher Equipment revenues; partially offset by
•Higher Cost of services expenses, excluding Merger-related costs;
•Higher Cost of equipment sales; and
•Higher Selling, general and administrative expenses, excluding Merger-related costs and supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of long-term debt and common stock, financing leases, the sale of certain receivables, financing arrangements of vendor payables which effectively extend payment terms and the New Revolving Credit Facility (as defined below). In connection with the closing of the Merger on April 1, 2020, we incurred a substantial amount of additional third-party indebtedness which increased our future financial commitments, including aggregate interest payments. Further, the incurrence of additional indebtedness may inhibit our ability to incur new debt under the terms governing our existing and future indebtedness, which may make it more difficult for us to incur new debt in the future to finance our business strategy. See “Risk Factors - Risks Related to Our Indebtedness.”

Cash Flows

The following is a condensed schedule of our cash flows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,			2020 Versus 2019		2019 Versus 2018
(in millions)	2020	2019	2018	$	%	$	%
Net cash provided by operating activities	$8,640	$6,824	$3,899	$1,816	27%	$2,925	75%
Net cash used in investing activities	(12,715)	(4,125)	(579)	(8,590)	208%	(3,546)	612%
Net cash provided by (used in) financing activities	13,010	(2,374)	(3,336)	15,384	(648)%	962	(29)%

Operating Activities

Net cash provided by operating activities increased $1.8 billion, or 27%, primarily from:

•Higher Net income, excluding non-cash income and expenses; partially offset by
•A $6.3 billion increase in net cash outflows from changes in working capital, primarily due to the one-time impact of $2.3 billion in gross payments for the settlement of interest rate swaps related to Merger financing for the year ended December 31, 2020, included in the use of cash from Other current and long-term liabilities, as well as higher use of cash from Accounts payable and accrued liabilities and Inventories.
•Net cash provided by operating activities includes $1.5 billion and $442 million in payments for Merger-related costs for the years ended December 31, 2020 and 2019, respectively.
•Net cash provided by operating activities includes $458 million in payments for supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs for the year ended December 31, 2020.

Investing Activities

Net cash used in investing activities increased $8.6 billion, or 208%. The use of cash was primarily from:

•$11.0 billion in Purchases of property and equipment, including capitalized interest, from network integration related to the Merger and the continued build-out of our nationwide 5G network;
•$5.0 billion in cash paid for the acquisition of Sprint, net of cash and restricted cash acquired; and
•$1.3 billion in Purchases of spectrum licenses and other intangible assets, including deposits; partially offset by
•$3.1 billion in Proceeds related to beneficial interests in securitization transactions;
•$1.2 billion in Proceeds from the divestiture of prepaid business; and
•$632 million related to derivative contracts under collateral exchange arrangements, for more information regarding these contracts, see Note 7 - Fair Value Measurements of the Notes to the Consolidated Financial Statements.

Financing Activities

Net cash provided by (used in) financing activities increased $15.4 billion. The source of cash was primarily from:

•$35.3 billion in Proceeds from the issuance of long-term debt, net of discounts and issuance costs, driven primarily by the issuance of $31.8 billion in Senior Secured Notes and a draw of $4.0 billion on the New Secured Term Loan Facility;
•$18.7 billion in Proceeds from the issuance of short-term debt, net of discounts and issuance costs, driven by a $19.0 billion draw on the New Secured Bridge Loan Facility in connection with the closing of the Merger; and
•$304 million in net proceeds from the SoftBank Equity transaction, see Note 14 - SoftBank Equity Transaction of the Notes to the Consolidated Financial Statements; partially offset by
•$20.4 billion in Repayments of long-term debt driven by the repayment of $5.3 billion aggregate principal amount of Senior Notes held by DT, our $4.0 billion Incremental Term Loan Facility with DT, our $4.0 billion New Secured Term Loan Facility, $2.3 billion of outstanding principal for the termination of the accounts receivable facility assumed in the Merger, $4.2 billion aggregate principal amount of Senior Notes held by third parties and $656 million aggregate principal amount of our 3.360% Senior Secured Series 2016-1 A-1 Notes due 2021;
•$18.9 billion in Repayments of short-term debt, net of refunds for issuance costs, for the repayment of the $19.0 billion draw on the New Secured Bridge Loan Facility; and
•$1.0 billion in Repayments of financing lease obligations.

Cash and Cash Equivalents

As of December 31, 2020, our Cash and cash equivalents were $10.4 billion compared to $1.5 billion at December 31, 2019.

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

The table below provides reconciliations of Free Cash Flow and Free Cash Flow, excluding gross payments for the settlement of interest rate swaps to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Year Ended December 31,			2020 Versus 2019		2019 Versus 2018
(in millions)	2020	2019	2018	$	%	$ Change	% Change
Net cash provided by operating activities	$8,640	$6,824	$3,899	$1,816	27%	$2,925	75%
Cash purchases of property and equipment	(11,034)	(6,391)	(5,541)	(4,643)	73%	(850)	15%
Proceeds from sales of tower sites	—	38	—	(38)	(100)%	38	NM
Proceeds related to beneficial interests in securitization transactions	3,134	3,876	5,406	(742)	(19)%	(1,530)	(28)%
Cash payments for debt prepayment or debt extinguishment costs	(82)	(28)	(212)	(54)	193%	184	(87)%
Free Cash Flow	658	4,319	3,552	(3,661)	(85)%	767	22%
Gross cash paid for the settlement of interest rate swaps	2,343	—	—	2,343	NM	—	NM
Free Cash Flow, excluding gross payments for the settlement of interest rate swaps	$3,001	$4,319	$3,552	$(1,318)	(31)%	$767	22%
NM - Not Meaningful

Free Cash Flow, excluding gross payments for the settlement of interest rate swaps related to Merger financing, decreased $1.3 billion, or 31%. The decrease was primarily impacted by the following:

•Higher Cash purchases of property and equipment, including capitalized interest of $440 million and $473 million for the years ended December 31, 2020 and 2019, respectively, from network integration related to the Merger and the continued build-out of our nationwide 5G network; and
•Lower Proceeds related to our deferred purchase price from securitization transactions; partially offset by
•Higher Net cash provided by operating activities, as described above. Net cash provided by operating activities was impacted by the following:
•$1.5 billion and $442 million in payments for Merger-related costs for the years ended December 31, 2020 and 2019, respectively.
•$458 million in payments for supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs for the year ended December 31, 2020.
•The calculation of Free Cash Flow, excluding gross payments for the settlement of interest rate swaps, excludes the one-time impact of gross payments for the settlement of interest rate swaps related to Merger financing of $2.3 billion.

Borrowing Capacity

We maintain a financing arrangement with Deutsche Bank AG, which allows for up to $108 million in borrowings. Under the financing arrangement, we can effectively extend payment terms for invoices payable to certain vendors. As of December 31, 2020, there were no outstanding balances under such financing arrangement.

We also maintain vendor financing arrangements primarily with our main network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. Additionally, we assumed financial liabilities with certain vendors in connection with the closing of the Merger and incurred additional financial liabilities with DISH at the closing of the Prepaid Transaction. During the year ended December 31, 2020, we repaid $481 million associated with the vendor financing arrangements and other financial liabilities, of which $342 million was associated with financial liabilities assumed in connection with the closing of the Merger. These payments are included in Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities, in our Consolidated Statements of Cash Flows. As of December 31, 2020 and 2019, the outstanding balance under the vendor financing arrangements and other financial liabilities was $240 million and $25 million, respectively.

On April 1, 2020, in connection with the closing of the Merger, T-Mobile USA and certain of its affiliates, as guarantors, entered into a Credit Agreement with certain financial institutions named therein, providing for a $4.0 billion secured term loan facility (the “New Secured Term Loan Facility”) and a $4.0 billion revolving credit facility (the “New Revolving Credit Facility”). On September 16, 2020, we increased the aggregate commitment under the New Revolving Credit Facility to $5.5 billion through an amendment to the Credit Agreement. On October 9, 2020, we repaid at par all of the outstanding amounts under, and terminated, our New Secured Term Loan Facility. As of December 31, 2020, there was no outstanding balance under the New Revolving Credit Facility.

On October 30, 2020, we entered into a $5.0 billion senior secured term loan commitment with certain financial institutions. Subsequent to December 31, 2020, on January 14, 2021, we issued an aggregate of $3.0 billion in Senior Notes. The senior secured term loan commitment was reduced by an amount equal to the aggregate gross proceeds of the Senior Notes, which reduced the commitment to $2.0 billion. Up to $2.0 billion of loans under the commitment may be drawn at any time (subject to customary conditions precedent) through June 30, 2021. If drawn, the facility matures in 364 days with one six-month extension exercisable at our discretion. Proceeds may be used for general corporate purposes and will accrue interest at a rate of LIBOR plus a margin of 1.25% per annum.

Debt Financing

As of December 31, 2020, our total debt and financing lease liabilities were $73.6 billion, excluding our tower obligations, of which $66.5 billion was classified as long-term debt and $1.4 billion was classified as long-term financing lease liabilities.

During the year ended December 31, 2020, we issued short- and long-term debt for net proceeds of $54.2 billion and redeemed and repaid short- and long-term debt with an aggregate principal amount of $39.9 billion. Additionally, in connection with the closing of the Merger, we assumed certain indebtedness of Sprint totaling $31.8 billion.

On October 6, 2020, T-Mobile USA and certain of its affiliates, as guarantors, issued an aggregate of $4.0 billion in Senior Secured Notes bearing interest rates ranging from 2.050% to 3.300% and maturing in 2028 through 2051. On October 9, 2020, we used the net proceeds of $4.0 billion to repay at par all of the outstanding amounts under, and terminate, our New Secured Term Loan Facility.

On October 28, 2020, T-Mobile USA and certain of its affiliates, as guarantors, issued an aggregate of $4.75 billion in Senior Secured Notes bearing interest rates ranging from 2.250% to 3.600% and maturing in 2031 through 2060. We intend to use the net proceeds of $4.6 billion for general corporate purposes, which may include among other things, acquisitions of additional spectrum and refinancing existing indebtedness on an ongoing basis.

On October 30, 2020, we entered into a $5.0 billion senior secured term loan commitment with certain financial institutions. Subsequent to December 31, 2020, on January 14, 2021, T-Mobile USA issued $1.0 billion of 2.250% Senior Notes due 2026, $1.0 billion of 2.625% Senior Notes due 2029, and $1.0 billion of 2.875% Senior Notes due 2031. We intend to use the net proceeds of $3.0 billion for general corporate purposes, which may include among other things, financing acquisitions of additional spectrum and refinancing existing indebtedness on an ongoing basis. A portion of the senior secured term loan commitments were reduced by an amount equal to the aggregate gross proceeds of the Senior Notes, which reduced the commitment to $2.0 billion. Up to $2.0 billion of loans under the commitment may be drawn at any time (subject to customary conditions precedent) through June 30, 2021. If drawn, the facility matures in 364 days with one six-month extension exercisable at our discretion. Proceeds may be used for general corporate purposes and will accrue interest at a rate of LIBOR plus a margin of 1.25% per annum.

For more information regarding our debt financing transactions, see Note 8 - Debt of the Notes to the Consolidated Financial Statements.

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

For more information regarding our spectrum licenses, see Note 6 - Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

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

For more information regarding the termination of our interest rate lock derivative, see Note 7 - Fair Value Measurements of the Notes to the Consolidated Financial Statements.

Future Sources and Uses of Liquidity

We may seek additional sources of liquidity, including through the issuance of additional long-term debt in 2021, to continue to opportunistically acquire spectrum licenses or other assets in private party transactions or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for spectrum acquisitions, or for other assets, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months as well as our longer-term liquidity needs. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption of high yield callable debt and the execution of our integration plan.

We determine future liquidity requirements, for both operations and capital expenditures, based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses as a result of completing the Transactions, the Divestiture Transaction and compliance with the Government Commitments, and we are also expected to incur substantial restructuring expenses in connection with integrating and coordinating T-Mobile’s and Sprint’s businesses, operations, policies and procedures. While we have assumed that a certain level of Merger-related expenses will be incurred, factors beyond our control, including required consultation and negotiation with certain counterparties, could affect the total amount or the timing of these expenses. These expenses could exceed the costs historically borne by us and adversely affect our financial condition and results of operations. There are a number of additional risks and uncertainties, including those due to the impact of the Pandemic, that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment. See “Risk Factors - Risk Related to our

Business and Wireless Industry - The Pandemic has adversely affected, and will continue to adversely affect, our business, liquidity, financial condition, and operating results.”

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions on our common stock, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit agreements, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuers or borrowers to loan funds or make payments to Parent. However, the Issuers or borrowers are allowed to make certain permitted payments to Parent under the terms of each of the credit agreements, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of December 31, 2020.

The Merger

In connection with the closing of the Merger, on April 1, 2020, we assumed Sprint’s liabilities, which include accounts payable and accrued liabilities, short-term debt, operating and financing lease liabilities, net pension plan liabilities, deferred tax liabilities and long-term debt with an aggregate fair value of $31.8 billion.

For more information regarding the Merger, see Note 2 – Business Combination of the Notes to the Consolidated Financial Statements.

Shentel Wireless Asset Acquisition

Sprint PCS (specifically Sprint Spectrum L.P.) is party to a variety of publicly filed agreements with Shenandoah Personal Communications Company LLC (“Shentel”), pursuant to which Shentel is the exclusive provider of Sprint PCS’s wireless mobility communications network products in certain parts of Maryland, North Carolina, Virginia, West Virginia, Kentucky, Ohio and Pennsylvania. Pursuant to one such agreement, the Sprint PCS Management Agreement, dated November 5, 1999 (as amended, supplemented and modified from time to time, the “Management Agreement”), Sprint PCS was granted an option to purchase Shentel’s wireless telecommunications assets used to provide services pursuant to the Management Agreement. On August 26, 2020, Sprint, now our indirect subsidiary, on behalf of and as the direct or indirect owner of Sprint PCS, exercised its option by delivering a binding notice of exercise to Shentel. T-Mobile’s exercise of its option triggered a requirement for the parties to engage three independent valuation providers (the “Valuation Providers”) to calculate the “entire business value” (the “Entire Business Value”) of such wireless telecommunications assets, pursuant to a formula and valuation process prescribed in the Management Agreement.

Subsequent to December 31, 2020, on February 1, 2021, in accordance with the Management Agreement and other agreed-upon terms, the Valuation Providers determined and calculated the Entire Business Value of Shentel’s wireless telecommunications assets used to provide services pursuant to the Management Agreement to be $2.1 billion, and correspondingly, the base purchase price for such wireless telecommunications assets shall be ninety percent (90%) of that Entire Business Value amount ($1.9 billion), subject to certain other purchase price adjustments prescribed by the Management Agreement and such additional purchase price adjustments agreed by the parties. The parties are negotiating the remaining outstanding terms of a definitive agreement to govern the purchase of Shentel’s wireless telecommunication assets and expect the transaction to close in the second quarter of 2021 after satisfying customary conditions to closing.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain partners that provide us with the ability to enter into financing leases for network equipment and services. As of December 31, 2020, we have committed to $5.1 billion of financing leases under these financing lease facilities, of which $1.2 billion was executed during the year ended December 31, 2020. We expect to enter into up to an additional $1.2 billion in financing lease commitments during the year ending December 31, 2021.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses, the construction, expansion and upgrading of our network infrastructure and the integration of the networks, spectrum, technology, personnel, customer base and business practices of T-Mobile and Sprint. Property and equipment capital expenditures primarily relate to the integration of our acquired Sprint 2.5 GHz spectrum licenses and existing 600 MHz spectrum licenses as we build out our nationwide 5G network. We expect the majority of our remaining capital expenditures related to these efforts to occur in 2021 and 2022, after which we expect capital expenditure requirements to reduce.

We expect cash purchases of property and equipment to range from $11.7 billion to $12.0 billion in 2021.

For more information regarding our property and equipment and spectrum licenses, see Note 5 – Property and Equipment and Note 6 - Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements, respectively.

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

Contractual Obligations

In connection with the regulatory approvals of the Transactions, we made commitments to various state and federal agencies, including the U.S. Department of Justice’s (the “DOJ”) and FCC.

For more information regarding these commitments, see Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

The contractual commitments and purchase obligations of Sprint were assumed upon the completion of the Merger. These contractual commitments and purchase obligations are primarily commitments to purchase wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business.

For more information regarding our contractual commitments and purchase obligations, see Note 18- Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

The following table summarizes our contractual obligations and borrowings as of December 31, 2020, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

(in millions)	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$4,486	$11,960	$9,891	$43,052	$69,389
Interest on long-term debt	3,477	5,938	4,317	13,817	27,549
Financing lease liabilities, including imputed interest	1,121	1,217	229	61	2,628
Tower obligations (2)	397	716	598	624	2,335
Operating lease liabilities, including imputed interest	4,903	8,113	6,146	18,940	38,102
Purchase obligations (3)	5,033	4,462	2,392	1,723	13,610
Spectrum leases and service credits (4)	338	675	594	5,077	6,684
Total contractual obligations	$19,755	$33,081	$24,167	$83,294	$160,297
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
(3)The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contracts. Termination penalties are included in the above table as payments due as of the earliest we could exit the contract, typically in less than one year. For certain contracts that include fixed volume purchase commitments and fixed prices for various products, the purchase obligations are calculated using fixed volumes and contractually fixed prices for the products that are expected to be purchased. This table does not include open purchase orders as of December 31, 2020 under normal business purposes. See Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements for further information.
(4)Spectrum lease agreements are typically for five to 10 years with automatic renewal provisions, bringing the total term of the agreements up to 30 years.

Certain commitments and obligations are included in the table based on the year of required payment or an estimate of the year of payment. Other long-term liabilities have been omitted from the table above due to the uncertainty of the timing of payments, combined with the lack of historical trends to predict future payments. See Note 20 – Additional Financial Information of the Notes to the Consolidated Financial Statements for further information.

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

Related Party Transactions

SoftBank

On February 20, 2020, T-Mobile, SoftBank and DT entered into a Letter Agreement as described in Note 2 - Business Combination. The Letter Agreement requires T-Mobile to issue to SoftBank 48,751,557 shares of T-Mobile common stock, subject to the terms and conditions set forth in the Letter Agreement, for no additional consideration, if certain conditions are met.

On June 22, 2020, we entered into a Master Framework Agreement and related transactions with SoftBank to facilitate the SoftBank Monetization as described in Note 14 - SoftBank Equity Transaction of the Notes to the Consolidated Financial Statements. As of December 31, 2020, DT and SoftBank held, directly or indirectly, approximately 43.4% and 8.6%, respectively, of our outstanding common stock, with the remaining approximately 48.0% of our outstanding common stock held by other stockholders. As a result of the Proxy Agreements, DT has voting control as of December 31, 2020, over approximately 52.3% of the outstanding T-Mobile common stock. In addition, as provided for in the Master Framework Agreement, DT also holds certain call options over approximately 101.5 million shares of our common stock held by SoftBank Group Capital Ltd., a wholly owned subsidiary of SoftBank.

On July 27, 2020, in connection with the SoftBank Monetization, the Rights Offering exercise period closed, and on August 3, 2020, the Rights Offering closed, resulting in the sale of 19,750,000 shares of our common stock.

For more information regarding our related party transactions with SoftBank, see Note 2 - Business Combination and Note 14 - SoftBank Equity Transaction of the Notes to the Consolidated Financial Statements.

Marcelo Claure

On June 22, 2020, we entered into a Master Framework Agreement which provided for the purchase of shares of our common stock by Marcelo Claure, a member of our board of directors, from us at a specified price.

For more information regarding our related party transactions with Marcelo Claure, see Note 14 - SoftBank Equity Transaction of the Notes to the Consolidated Financial Statements.

Brightstar

We had arrangements with Brightstar, a subsidiary of SoftBank, whereby Brightstar provided supply chain and inventory management services to us in our indirect channels.

For more information regarding our related party transactions with Brightstar, see Note 1 - Summary of Significant Accounting Policies and Note 20 - Additional Financial Information of the Notes to the Consolidated Financial Statements.

Deutsche Telekom

We have related party transactions associated with DT or its affiliates in the ordinary course of business, including intercompany servicing and licensing.

For more information regarding these transactions, see Note 20 - Additional Financial Information of the Notes to the Consolidated Financial Statements.

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

For more information regarding our related party debt transactions, see Note 8 - Debt of the Notes to the Consolidated Financial Statements.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the year ended December 31, 2020, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the year ended December 31, 2020, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to three customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Bank Sepah, and Europäisch-Iranische Handelsbank. These services have been terminated or are in the process of being terminated. For the year ended December 31, 2020, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the year ended December 31, 2020 were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the nine months from the acquisition of Sprint on April 1, 2020 through December 31, 2020, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the nine months from the acquisition of Sprint on April 1, 2020 through December 31, 2020, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services during the nine months from the acquisition of Sprint on April 1, 2020 through December 31, 2020, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of December 31, 2020, we derecognized net receivables of $2.5 billion upon sale through these arrangements.

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

Three of these policies, discussed below, are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Actual results could differ from those estimates.

Management and the Audit Committee of the Board of Directors have reviewed and approved these critical accounting policies.

Depreciation

Our property and equipment balance represents a significant component of our consolidated assets. We record property and equipment at cost, and we generally depreciate property and equipment on a straight-line basis over the estimated useful life of the assets. If all other factors were to remain unchanged, we expect that a one-year increase in the useful lives of our in-service property and equipment, exclusive of leased devices, would have resulted in a decrease of approximately $2.9 billion in our 2020 depreciation expense and that a one-year decrease in the useful life would have resulted in an increase of approximately $3.5 billion in our 2020 depreciation expense.

See Note 1 – Summary of Significant Accounting Policies and Note 5 – Property and Equipment of the Notes to the Consolidated Financial Statements for information regarding depreciation of assets, including management’s underlying estimates of useful lives.

Evaluation of Goodwill and Indefinite-Lived Intangible Assets for Impairment

Goodwill and other indefinite-lived intangible assets, such as our spectrum licenses, are not amortized but tested for potential impairment annually, as of December 31, or more frequently if events or changes in circumstances indicate such assets might be impaired.

We test goodwill on a reporting unit basis by comparing the estimated fair value of each reporting unit to its book value. If the fair value exceeds the book value, then no impairment is measured. We have identified two reporting units for which discrete financial information is available and results are regularly reviewed by management: wireless and Layer3. The Layer3 reporting unit consists of the assets and liabilities of Layer3 TV, Inc., which was acquired in January 2018. The services provided by the Layer3 reporting unit are branded TVisionTM. The wireless reporting unit consists of the remaining assets and liabilities of T-Mobile US, Inc., excluding Layer3 TV, Inc. We separately evaluate these reporting units for impairment.

When assessing goodwill for impairment we may elect to first perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative test. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. We employed a qualitative approach to assess the wireless reporting unit. The fair value of the wireless reporting unit is determined using a market approach, which is based on market capitalization. We recognize market capitalization is subject to volatility and will monitor changes in market capitalization to determine whether declines, if any, necessitate an interim impairment review. In the event market capitalization does decline below its book value, we will consider the length, severity and reasons for the decline when assessing whether potential impairment exists, including considering whether a control premium should be added to the market capitalization. We believe short-term fluctuations in share price may not necessarily reflect the underlying aggregate fair value. No events or change in circumstances have occurred that indicate the fair value of the wireless reporting unit may be below its carrying amount at December 31, 2020.

Concurrent with the consummation of the Merger, management also revisited the plans for our TVisionTM services offering and the integration of this offering with the Sprint customer base. Additionally, we expect our significantly enhanced spectrum position following the Merger will allow us to accelerate our in-home broadband internet service strategy. The enhanced in-home broadband opportunity, along with the acquisition of certain content rights, created a strategic shift in our TVisionTM services offering allowing us the ability to develop a video product which will be complementary to the in-home broadband offering. Based on these events and changes in circumstances, we determined that recoverability of the carrying amount of goodwill for the Layer3 reporting unit should be evaluated for impairment. We employed a quantitative approach to assess the Layer3 reporting unit. The fair value of the Layer3 reporting unit was determined using an income approach, which was based on estimated discounted future cash flows.

We made estimates and assumptions regarding future cash flows, discount rates and long-term growth rates to determine the reporting unit’s estimated fair value. The key assumptions used were as follows:

•Expected cash flows underlying the TVisionTM business plan for the periods 2020 through 2025, which took into account assumptions for a delayed launch, estimates of subscribers for TVisionTM services, average revenue and content cost per subscriber, operating costs and capital expenditures;
•Cash flows beyond 2025 were projected to grow at a long-term growth rate estimated at 3%. Estimating a long-term growth rate requires significant judgment about future business strategies as well as micro- and macro-economic environments that are inherently uncertain; and
•We used a discount rate of 30% to risk adjust the cash flow projections in determining the estimated fair value.

The carrying value of the Layer3 reporting unit exceeded its estimated fair value as of June 30, 2020. Accordingly, during the year ended December 31, 2020, we recorded an impairment loss of $218 million, which is included in Impairment expense in our Consolidated Statements of Comprehensive Income. This impairment reduced the goodwill assigned to the Layer3 reporting unit to zero.

We test spectrum licenses for impairment on an aggregate basis, consistent with our management of the overall business at a national level. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying value. If we do not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the intangible asset is less than its carrying amount, we calculate the estimated fair value of the intangible asset. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized. We estimate fair value using the Greenfield methodology, which is an income approach, to estimate the price at which an orderly transaction to sell the asset would take place between market participants at the measurement date under current market conditions. The Greenfield methodology values the spectrum licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the asset to be valued (in this case, spectrum licenses) and makes investments required to build an operation comparable to current use. The value of the spectrum licenses can be considered as equal to the present value of the cash flows of this hypothetical start-up company. We base the assumptions underlying the Greenfield methodology on a combination of market participant data and our historical results, trends and business plans. Future cash flows in the Greenfield methodology are based on estimates and assumptions of market participant revenues, EBITDA margin, network build-out period and a long-term growth rate for a market participant. The cash flows are discounted using a weighted average cost of capital.

The valuation approaches utilized to estimate fair value for the purposes of the impairment tests of goodwill and spectrum licenses require the use of assumptions and estimates, which involve a degree of uncertainty. If actual results or future expectations are not consistent with the assumptions, this may result in the recording of significant impairment charges on goodwill or spectrum licenses. The most significant assumptions within the valuation models are the discount rate, revenues,
EBITDA margins, capital expenditures and long-term growth rate.

For more information regarding our impairment assessments, see Note 1 - Summary of Significant Accounting Policies and Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

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

Certain potential sources of financing available to us, including our senior secured term loan commitment with certain financial institutions and New Revolving Credit Facility, bear interest that is indexed to LIBOR plus a fixed margin. As of December 31, 2020, we did not have outstanding balances under these facilities. See Note 8 - Debt of the Notes to the Consolidated Financial Statements for additional information.

Index for Notes to the Consolidated Financial Statements
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of T-Mobile US, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of T-Mobile US, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Sprint from its assessment of the Company’s internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. Subsequent to the acquisition, the Company integrated certain elements of Sprint’s internal control over financial reporting and related processes into the Company’s existing systems, internal control over financial reporting and related processes. The Sprint controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. We have also excluded these elements of the internal

Index for Notes to the Consolidated Financial Statements
control over financial reporting of Sprint from our audit of the Company’s internal control over financial reporting. The excluded elements of Sprint represent controls over approximately 14% of consolidated assets and approximately 30% of the consolidated total revenues as of and for the year ended December 31, 2020.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Sprint Corporation - Accounting and Valuation of the Acquired Spectrum License Portfolio

As described in Notes 1 and 2 to the consolidated financial statements, the Company completed its acquisition of Sprint Corporation for a total consideration of $40.8 billion on April 1, 2020. The Company measured the identifiable assets acquired and liabilities assumed at fair value, which resulted in the recognition of $45.4 billion of Federal Communications Commission (“FCC”) spectrum licenses, a portion of which relates to lease agreements (the “Agreements”) with various educational and non-profit institutions that provide the Company with the right to use FCC spectrum licenses (Educational Broadband Services or “EBS spectrum”) in the 2.5 GHz band. Management applied judgment in determining the Agreements enhance the overall value of the Company's owned spectrum licenses as the collective value is higher than the value of individual bands of spectrum within a specific geography. This enhanced value from combining owned and leased spectrum licenses is referred to as an aggregation premium, which is a component of the overall fair value of FCC spectrum licenses, which are recognized as indefinite-lived intangible assets. Management also applied judgment in estimating the overall value of the Spectrum License portfolio using the income approach, specifically a Greenfield model, which involved the use of key assumptions with respect to the discount rate, market share, estimated capital and operating expenditures, forecasted service revenue and long-term growth rate for a hypothetical market participant that enters the wireless industry and builds a nationwide wireless network.

The principal considerations for our determination that performing procedures relating to the accounting and valuation of the acquired Spectrum License portfolio in the acquisition of Sprint Corporation is a critical audit matter are (i) the significant judgment by management in determining the accounting for the leased EBS spectrum arrangements, as well as estimating the fair value of the acquired Spectrum License portfolio; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s accounting for the leased EBS spectrum portion of the portfolio as well as evaluating management’s significant assumptions related to the discount rate, market share, estimated capital and operating expenditures, forecasted service revenue and long-term growth rate used in estimating the fair value of the acquired Spectrum License portfolio; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accounting for the leased EBS spectrum arrangements and estimating the fair value of the acquired Spectrum License portfolio. These procedures also included, among others, (i) reading the purchase agreement and Spectrum License lease agreements; (ii) evaluating management’s assessment related to the accounting for the leased EBS spectrum arrangements; and (iii) testing

Index for Notes to the Consolidated Financial Statements
management’s process for estimating the fair value of the acquired Spectrum License portfolio. Testing management’s process included evaluating the appropriateness of the valuation methodology, and evaluating the reasonableness of management’s significant assumptions related to the discount rate, market share, estimated capital and operating expenditures, forecasted service revenue and long-term growth rate. Evaluating the significant assumptions included considering (i) the cost of capital of comparable businesses and consistency with other valuations for the discount rate; (ii) industry factors and historical results for market share; (iii) historical results, and industry data for the estimated capital and operating expenditures and forecasted service revenue assumptions; and (iv) industry and market factors for the long-term growth rate. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rate and long-term growth rate assumptions.

Acquisition of Sprint Corporation - Accounting for the Acquired Lease-out and Leaseback Arrangement with Crown Castle International Corp.

As described in Notes 2 and 9 to the consolidated financial statements, in the acquisition of Sprint Corporation, the Company measured the identifiable assets acquired and liabilities assumed at fair value, which resulted in the recognition of property and equipment with a fair value of $2.8 billion and tower obligations related to amounts owed to Crown Castle International Corp. (“CCI”) under the leaseback of $1.1 billion. Additionally, $1.7 billion in other long-term liabilities were recognized associated with contract terms that are unfavorable to current market rates, which includes unfavorable terms associated with the fixed-price purchase option in 2037. Prior to the Merger, Sprint entered into a lease-out and leaseback arrangement with Global Signal Inc., a third party that was subsequently acquired by CCI, that conveyed to CCI the exclusive right to manage and operate approximately 6,400 tower sites via prepaid master lease. These agreements were assumed upon the close of the Merger, at which point the remaining term of the lease-out was approximately 17 years with no renewal options. CCI has a fixed-price purchase option for all (but not less than all) of the leased or subleased sites for approximately $2.3 billion, exercisable one year prior to the expiration of the agreement and ending 120 days prior to the expiration of the agreement. The Company leases back a portion of the space at certain tower sites for an initial term of 10 years, followed by optional renewals at customary terms.

The principal considerations for our determination that performing procedures relating to accounting for the acquired lease-out and leaseback arrangement with CCI in the acquisition of Sprint Corporation is a critical audit matter are (i) the significant judgment by management in determining the accounting to reflect the acquisition of the tower lease arrangement; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s accounting for and presentation of the owned leased asset and related liabilities and identification of each unit of account within the transaction; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accounting for acquired lease-out and leaseback arrangement with CCI. These procedures also included, among others, (i) reading the purchase agreement and Global Signal Inc. lease agreements; (ii) evaluating management’s accounting for and presentation of the owned leased asset and related liabilities; and (iii) evaluating management’s identification of each unit of account within the transaction. Professionals with specialized skill and knowledge were used to assist in evaluating management’s accounting assessment of the acquired lease-out and leaseback arrangement with CCI.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 23, 2021

We have served as the Company’s auditor since 2001.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Balance Sheets

(in millions, except share and per share amounts)	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$10,385	$1,528
Accounts receivable, net of allowance for credit losses of $194 and $61	4,254	1,888
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $478 and $333	3,577	2,600
Accounts receivable from affiliates	22	20
Inventory	2,527	964
Prepaid expenses	624	333
Other current assets	2,496	1,972
Total current assets	23,885	9,305
Property and equipment, net	41,175	21,984
Operating lease right-of-use assets	28,021	10,933
Financing lease right-of-use assets	3,028	2,715
Goodwill	11,117	1,930
Spectrum licenses	82,828	36,465
Other intangible assets, net	5,298	115
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $127 and $66	2,031	1,583
Other assets	2,779	1,891
Total assets	$200,162	$86,921
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$10,196	$6,746
Payables to affiliates	157	187
Short-term debt	4,579	25
Deferred revenue	1,030	631
Short-term operating lease liabilities	3,868	2,287
Short-term financing lease liabilities	1,063	957
Other current liabilities	810	1,673
Total current liabilities	21,703	12,506
Long-term debt	61,830	10,958
Long-term debt to affiliates	4,716	13,986
Tower obligations	3,028	2,236
Deferred tax liabilities	9,966	5,607
Operating lease liabilities	26,719	10,539
Financing lease liabilities	1,444	1,346
Other long-term liabilities	5,412	954
Total long-term liabilities	113,115	45,626
Commitments and contingencies (Note 18)
Stockholders' equity
Common Stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,243,345,584 and 858,418,615 shares issued, 1,241,805,706 and 856,905,400 shares outstanding	—	—
Additional paid-in capital	72,772	38,498
Treasury stock, at cost, 1,539,878 and 1,513,215 shares issued	(11)	(8)
Accumulated other comprehensive loss	(1,581)	(868)
Accumulated deficit	(5,836)	(8,833)
Total stockholders' equity	65,344	28,789
Total liabilities and stockholders' equity	$200,162	$86,921
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions, except share and per share amounts)	2020	2019	2018
Revenues
Postpaid revenues	$36,306	$22,673	$20,862
Prepaid revenues	9,421	9,543	9,598
Wholesale revenues	2,590	1,279	1,183
Roaming and other service revenues	2,078	1,005	798
Total service revenues	50,395	34,500	32,441
Equipment revenues	17,312	9,840	10,009
Other revenues	690	658	860
Total revenues	68,397	44,998	43,310
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	11,878	6,622	6,307
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	16,388	11,899	12,047
Selling, general and administrative	18,926	14,139	13,161
Impairment expense	418	—	—
Depreciation and amortization	14,151	6,616	6,486
Total operating expenses	61,761	39,276	38,001
Operating income	6,636	5,722	5,309
Other income (expense)
Interest expense	(2,483)	(727)	(835)
Interest expense to affiliates	(247)	(408)	(522)
Interest income	29	24	19
Other expense, net	(405)	(8)	(54)
Total other expense, net	(3,106)	(1,119)	(1,392)
Income from continuing operations before income taxes	3,530	4,603	3,917
Income tax expense	(786)	(1,135)	(1,029)
Income from continuing operations	2,744	3,468	2,888
Income from discontinued operations, net of tax	320	—	—
Net income	$3,064	$3,468	$2,888

Net income	$3,064	$3,468	$2,888
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax effect of $(250), $(187), and $(115)	(723)	(536)	(332)
Unrealized gain on foreign currency translation adjustment, net of tax effect of $1, $0 and $0	4	—	—
Net unrecognized gain (loss) on pension and other postretirement benefits, net of tax effect of $2, $0 and $0	6	—	—
Other comprehensive loss	(713)	(536)	(332)
Total comprehensive income	$2,351	$2,932	$2,556
Earnings per share
Basic earnings per share:
Continuing operations	$2.40	$4.06	$3.40
Discontinued operations	0.28	—	—
Basic	$2.68	$4.06	$3.40
Diluted earnings per share:
Continuing operations	$2.37	$4.02	$3.36
Discontinued operations	0.28	—	—
Diluted	$2.65	$4.02	$3.36
Weighted average shares outstanding
Basic	1,144,206,326	854,143,751	849,744,152
Diluted	1,154,749,428	863,433,511	858,290,174

The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2020	2019	2018
Operating activities
Net income	$3,064	$3,468	$2,888
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,151	6,616	6,486
Stock-based compensation expense	694	495	424
Deferred income tax expense	822	1,091	980
Bad debt expense	602	307	297
Losses from sales of receivables	36	130	157
Deferred rent expense	—	—	26
Losses on redemption of debt	371	19	122
Impairment expense	418	—	—
Changes in operating assets and liabilities
Accounts receivable	(3,273)	(3,709)	(4,617)
Equipment installment plan receivables	(1,453)	(1,015)	(1,598)
Inventories	(2,222)	(617)	(201)
Operating lease right-of-use assets	3,465	1,896	—
Other current and long-term assets	(402)	(144)	(181)
Accounts payable and accrued liabilities	(2,123)	17	(867)
Short and long-term operating lease liabilities	(3,699)	(2,131)	—
Other current and long-term liabilities	(2,178)	144	(69)
Other, net	367	257	52
Net cash provided by operating activities	8,640	6,824	3,899
Investing activities
Purchases of property and equipment, including capitalized interest of $440, $473 and $362	(11,034)	(6,391)	(5,541)
Purchases of spectrum licenses and other intangible assets, including deposits	(1,333)	(967)	(127)
Proceeds from sales of tower sites	—	38	—
Proceeds related to beneficial interests in securitization transactions	3,134	3,876	5,406
Net cash related to derivative contracts under collateral exchange arrangements	632	(632)	—
Acquisition of companies, net of cash and restricted cash acquired	(5,000)	(31)	(338)
Proceeds from the divestiture of prepaid business	1,224	—	—
Other, net	(338)	(18)	21
Net cash used in investing activities	(12,715)	(4,125)	(579)
Financing activities
Proceeds from issuance of long-term debt	35,337	—	2,494
Payments of consent fees related to long-term debt	(109)	—	—
Proceeds from borrowing on revolving credit facility	—	2,340	6,265
Repayments of revolving credit facility	—	(2,340)	(6,265)
Repayments of financing lease obligations	(1,021)	(798)	(700)
Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities	(481)	(775)	(300)
Repayments of long-term debt	(20,416)	(600)	(3,349)
Issuance of common stock	19,840	—	—
Repurchases of common stock	(19,536)	—	(1,071)
Proceeds from issuance of short-term debt	18,743	—	—
Repayments of short-term debt	(18,929)	—	—
Tax withholdings on share-based awards	(439)	(156)	(146)
Cash payments for debt prepayment or debt extinguishment costs	(82)	(28)	(212)
Other, net	103	(17)	(52)
Net cash provided by (used in) financing activities	13,010	(2,374)	(3,336)
Change in cash and cash equivalents, including restricted cash	8,935	325	(16)
Cash and cash equivalents, including restricted cash
Beginning of period	1,528	1,203	1,219
End of period	$10,463	$1,528	$1,203
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statement of Stockholders’ Equity

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2017	859,406,651	$(4)	$38,629	$8	$(16,074)	$22,559
Net income	—	—	—	—	2,888	2,888
Other comprehensive loss	—	—	—	(332)	—	(332)
Stock-based compensation	—	—	473	—	—	473
Exercise of stock options	187,965	—	3	—	—	3
Stock issued for employee stock purchase plan	2,011,794	—	103	—	—	103
Issuance of vested restricted stock units	7,448,148	—	—	—	—	—
Issuance of restricted stock awards	225,799	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(2,321,827)	—	(146)	—	—	(146)
Repurchases of common stock	(16,738,758)	—	(1,054)	—	—	(1,054)
Transfer RSU to NQDC plan	(39,455)	(2)	2	—	—	—
Prior year Retained Earnings(1)	—	—	—	(8)	232	224
Balance as of December 31, 2018	850,180,317	(6)	38,010	(332)	(12,954)	24,718
Net income	—	—	—	—	3,468	3,468
Other comprehensive loss	—	—	—	(536)	—	(536)
Stock-based compensation	—	—	517	—	—	517
Exercise of stock options	85,083	—	1	—	—	1
Stock issued for employee stock purchase plan	2,091,650	—	124	—	—	124
Issuance of vested restricted stock units	6,685,950	—	—	—	—	—
Issuance of restricted stock awards	(24,682)	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(2,094,555)	—	(156)	—	—	(156)
Transfer RSU from NQDC plan	(18,363)	(2)	2	—	—	—
Prior year Retained Earnings(1)	—	—	—	—	653	653
Balance as of December 31, 2019	856,905,400	(8)	38,498	(868)	(8,833)	28,789
Net income	—	—	—	—	3,064	3,064
Other comprehensive loss	—	—	—	(713)	—	(713)
Executive put option	(342,000)	—	1	—	—	1
Stock-based compensation	—	—	750	—	—	750
Exercise of stock options	906,295	—	48	—	—	48
Stock issued for employee stock purchase plan	2,144,036	—	148	—	—	148
Issuance of vested restricted stock units	13,263,434	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(4,441,107)	—	(439)	—	—	(439)
Transfer RSU from NQDC plan	(26,662)	(3)	3	—	—	—
Shares issued in secondary offering(2)	198,314,426	—	19,766	—	—	19,766
Shares repurchased from SoftBank(3)	(198,314,426)	—	(19,536)	—	—	(19,536)
Merger consideration	373,396,310	—	33,533	—	—	33,533
Prior year Retained Earnings(1)	—	—	—	—	(67)	(67)
Balance as of December 31, 2020	1,241,805,706	$(11)	$72,772	$(1,581)	$(5,836)	$65,344
(1)Prior year Retained Earnings represents the impact of the adoption of new accounting standards on beginning Accumulated Deficit and Accumulated Other Comprehensive Loss. See Note 1 – Summary of Significant Accounting Policies for further information.
(2)Shares issued includes 5.0 million shares purchased by Marcelo Claure.
(3)In connection with the SoftBank Monetization (as defined below), we received a payment of $304 million from SoftBank (as defined below). This amount, net of tax, was treated as a reduction of the purchase price of the shares acquired from SoftBank and was recorded as Additional paid-in capital.

The accompanying notes are an integral part of these consolidated financial statements

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Index for Notes to the Consolidated Financial Statements

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Description of Business

T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”), together with its consolidated subsidiaries, is a leading provider of mobile communications services, including voice, messaging and data, under its flagship brands, T-Mobile and Metro™ by T-Mobile ("Metro by T-Mobile"), in the United States, Puerto Rico and the U.S. Virgin Islands. Substantially all of our revenues were earned in, and substantially all of our long-lived assets are located in, the U.S., Puerto Rico and the U.S. Virgin Islands. We provide mobile communications services primarily using our 4G Long-Term Evolution (“LTE”) network and our 5G technology network. We also offer a wide selection of wireless devices, including handsets, tablets and other mobile communication devices, and accessories for sale, as well as financing through Equipment Installment Plans (“EIP”) and leasing through JUMP! On Demand™. Additionally, we provide reinsurance for device insurance policies and extended warranty contracts offered to our mobile communications customers.

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

The revenues and expenses of the Prepaid Business are presented as discontinued operations for the year ended December 31, 2020.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions which affect the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which our management believes are reasonable under the circumstances, including but not limited to the valuation of assets acquired and liabilities assumed through the Merger with Sprint and the potential impacts arising from the COVID-19 pandemic (the “Pandemic”). These estimates are inherently subject to judgment and actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Business Combination

Assets acquired and liabilities assumed as part of a business combination are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of

Index for Notes to the Consolidated Financial Statements
future revenues and expenses associated with an asset or liability. See Note 2 – Business Combination for further discussion of the Merger between T-Mobile and Sprint.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid money market funds and U.S. Treasury securities with remaining maturities of three months or less at the date of purchase.

Receivables and Allowance for Credit Losses

Accounts Receivable

Accounts receivable consists primarily of amounts currently due from customers (e.g., for wireless services and monthly device lease payments), device insurance administrators, wholesale partners, other carriers and third-party retail channels. Accounts receivable are presented in our Consolidated Balance Sheets at the amortized cost basis (i.e., the receivables’ outstanding principal balance adjusted for any write-offs), net of the allowance for expected credit losses. We have an arrangement to sell certain of our customer service accounts receivable on a revolving basis, which are treated as sales of financial assets.

Equipment Installment Plan Receivables

We offer certain retail customers the option to pay for their devices and other purchases in installments, generally over a period of 24 months using an EIP. EIP receivables are presented in our Consolidated Balance Sheets at the amortized cost basis (i.e., the receivables’ unpaid principal balance adjusted for any write-offs and unamortized discounts), net of the allowance for expected credit losses. At the time of an installment sale, we impute a discount for interest if the term exceeds 12 months as there is no stated rate of interest on the receivables. The receivables are recorded at their present value, which is determined by discounting expected future cash payments at the imputed interest rate. This adjustment results in a discount or reduction in transaction price which is allocated to the performance obligations and reduces Service revenues and Equipment revenues in our Consolidated Statements of Comprehensive Income. The imputed discount rate is the current market interest rate and is predominately comprised of the estimated credit risk underlying the EIP receivable, reflecting the estimated credit worthiness of the customer. The imputed discount on receivables is amortized over the financed installment term using the effective interest method and recognized as Other revenues in our Consolidated Statements of Comprehensive Income.

The current portion of the EIP receivables is included in Equipment installment plan receivables, net and the long-term portion of the EIP receivables is included in Equipment installment plan receivables due after one year, net in our Consolidated Balance Sheets. We have an arrangement to sell certain EIP receivables on a revolving basis, which are treated as sales of financial assets.

Allowance for Credit Losses

We maintain an allowance for expected credit losses and determine its appropriateness through an established process that assesses the lifetime credit losses that we expect to incur related to our receivable portfolio. Our process involves procedures to appropriately consider the unique risk characteristics of our accounts receivable and EIP receivable portfolio segments. For each portfolio segment, losses are estimated collectively for groups of receivables with similar characteristics. Our allowance levels are influenced by receivable volumes, receivable delinquency status, historical loss experience and other conditions that affect loss expectations, such as changes in credit and collections policies and forecasts of macro-economic conditions. While we attribute portions of the allowance to our respective accounts receivable and EIP portfolio segments, the entire allowance is available to credit losses related to the total receivable portfolio.

We consider a receivable past due and delinquent when a customer has not paid us by the contractually specified payment due date. Account balances are written off against the allowance for credit losses if collection efforts are unsuccessful and the receivable balance is deemed uncollectible (customer default), based on factors such as customer credit ratings as well as the length of time the amounts are past due.

If there is a deterioration of our customers’ financial condition or if future actual default rates on receivables in general differ from those currently anticipated, we will adjust our allowance for credit losses accordingly, which may materially affect our financial results in the period the adjustments are made.

Index for Notes to the Consolidated Financial Statements
Inventories

Inventories consist primarily of wireless devices and accessories, which are valued at the lower of cost or net realizable value. Cost is determined using standard cost which approximates average cost. Shipping and handling costs paid to wireless device and accessories vendors as well as costs to refurbish used devices are included in the standard cost of inventory. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of disposal and transportation. We record inventory write-downs to net realizable value for obsolete and slow-moving items based on inventory turnover trends and historical experience.

Deferred Purchase Price Assets

In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including estimated customer default rates and credit worthiness. See Note 4 – Sales of Certain Receivables for further information.

Long-Lived Assets

Long-lived assets include assets that do not have indefinite lives, such as property and equipment and other intangible assets. Substantially all of our long-lived assets are located in the U.S., including Puerto Rico and the U.S. Virgin Islands. We assess potential impairments to our long-lived assets when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If any indicators of impairment are present, we test recoverability. The carrying value of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated from the use and eventual disposition of the asset or asset group. If the undiscounted cash flows do not exceed the asset or asset group’s carrying amount, then an impairment loss is recorded, measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value.

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

Property and equipment are recorded at cost less accumulated depreciation and impairments, if any, in Property and equipment, net on our Consolidated Balance Sheets. We generally depreciate property and equipment over the period the property and equipment provide economic benefit using the straight-line method. Depreciable life studies are performed periodically to confirm the appropriateness of depreciable lives for certain categories of property and equipment. These studies take into account actual usage, physical wear and tear, replacement history and assumptions about technology evolution. When these factors indicate the useful life of an asset is different from the previous assessment, the remaining book value is depreciated prospectively over the adjusted remaining estimated useful life. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease term.

Costs of major replacements and improvements are capitalized. Repair and maintenance expenditures which do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. Construction costs, labor and overhead incurred in the expansion or enhancement of our wireless network are capitalized. Capitalization commences with pre-construction period administrative and technical activities, which include obtaining zoning approvals and building permits, and ceases at the point at which the asset is ready for its intended use. We capitalize interest associated with the acquisition or construction of certain property and equipment. Capitalized interest is reported as a reduction in interest expense and depreciated over the useful life of the related assets.

We record an asset retirement obligation for the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets and a corresponding increase in the carrying amount of the related asset in the period in which the obligation is incurred. In periods subsequent to initial measurement, we recognize changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the estimated useful life of the asset. Our obligations relate primarily

Index for Notes to the Consolidated Financial Statements
to certain legal obligations to remediate leased property on which our network infrastructure and administrative assets are located.

We capitalize certain costs incurred in connection with developing or acquiring internal use software. Capitalization of software costs commences once the final selection of the specific software solution has been made and management authorizes and commits to funding the software project and ceases once the project is ready for its intended use. Capitalized software costs are included in Property and equipment, net in our Consolidated Balance Sheets and are amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Device Leases

Through the Merger, we acquired device lease contracts in which Sprint is the lessor (the “Sprint Flex Lease Program”), substantially all of which are classified as operating leases, as well as the associated fixed assets (i.e., the leased devices). These leased devices were recorded as fixed assets at their acquisition date fair value and presented within Property and equipment, net on our Consolidated Balance Sheets.

Our leasing programs (“Leasing Programs”), which include JUMP! On Demand and the Sprint Flex Lease Program acquired through the Merger, allow customers to lease a device (handset or tablet) over a period of, generally, 18 months and upgrade it for a new device when eligibility requirements are met. We depreciate leased devices to their estimated residual value, on a group basis, using the straight-line method over the estimated useful life of the device. The estimated useful life reflects the period for which we estimate the group of leased devices will provide utility to us, which may be longer than the initial lease term based on customer options in the Sprint Flex Lease program to renew the lease on a month-to-month basis after the initial lease term concludes. In determining the estimated useful life, we consider the lease term (e.g., 18 months and month-to-month renewal options for the Sprint Flex Lease Program), trade-in activity and write-offs for lost and stolen devices. Lost and stolen devices are incorporated into the estimates of depreciation expense and recognized as an adjustment to accumulated depreciation when the loss event occurs. Our policy of using the group method of depreciation has been applied to acquired leased devices as well as leases originated subsequent to the Merger. Acquired leased devices are grouped based on the age of the device. Revenues associated with the leased wireless devices, net of lease incentives, are generally recognized on a straight-line basis over the lease term.

For arrangements in which we are the lessor of wireless devices, we separate lease and non-lease components.

Upon device upgrade or at lease end, customers in the JUMP! On Demand lease program must return or purchase their device, and customers in the Sprint Flex Lease Program have the option to return or purchase their device or to renew their lease on a month-to-month basis. The purchase price of the device is established at lease commencement and is based on the type of device leased and any down payment made. The Leasing Programs do not contain any residual value guarantees or variable lease payments, and there are no restrictions or covenants imposed by these leases. Returned devices, including those received upon device upgrade, are transferred from Property and equipment, net to Inventory on our Consolidated Balance Sheets and are valued at the lower of cost or net realizable value, with any write-down recognized as Cost of equipment sales in our Consolidated Statements of Comprehensive Income.

Other Intangible Assets

Intangible assets that do not have indefinite useful lives are amortized over their estimated useful lives. Customer lists and the Sprint trade name are amortized using the sum-of-the-years digits method over the period in which the asset is expected to contribute to future cash flows. The remaining finite-lived intangible assets are amortized using the straight-line method.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is allocated to our two reporting units, wireless and Layer3.

Index for Notes to the Consolidated Financial Statements
Spectrum Licenses

Spectrum licenses are carried at costs incurred to acquire the spectrum licenses and the costs to prepare the spectrum licenses for their intended use, such as costs to clear acquired spectrum licenses. The Federal Communications Commission (“FCC”) issues spectrum licenses which provide us with the exclusive right to utilize designated radio frequency spectrum within specific geographic service areas to provide wireless communications services. While spectrum licenses are issued for a fixed period of time, typically for up to 15 years, the FCC has granted license renewals routinely and at a nominal cost. The spectrum licenses held by us expire at various dates. We believe we will be able to meet all requirements necessary to secure renewal of our spectrum licenses at nominal costs. Moreover, we determined there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our spectrum licenses. Therefore, we determined the spectrum licenses should be treated as indefinite-lived intangible assets.

At times, we enter into agreements to sell or exchange spectrum licenses. Upon entering into the arrangement, if the transaction has been deemed to have commercial substance, spectrum licenses are reviewed for impairment. The licenses are transferred at their carrying value, as adjusted for any impairment recognized, to assets held for sale, which is included in Other current assets in our Consolidated Balance Sheets until approval and completion of the exchange or sale. Upon closing of the transaction, spectrum licenses acquired as part of an exchange of nonmonetary assets are recorded at fair value and the difference between the fair value of the spectrum licenses obtained, carrying value of the spectrum licenses transferred and cash paid, if any, is recognized as a Gain (loss) on disposal of spectrum licenses included in Selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income. Our fair value estimates of spectrum licenses are based on information for which there is little or no observable market data. If the transaction lacks commercial substance or the fair value is not measurable, the acquired spectrum licenses are recorded at our carrying value of the spectrum assets transferred or exchanged.

Spectrum Leases

Through the Merger, the Company acquired lease agreements (the “Agreements”) with various educational and non-profit institutions that provide us with the right to use FCC spectrum licenses (Educational Broadband Services or “EBS spectrum”) in the 2.5 GHz band. In addition to the Agreements with educational institutions and private owners who hold the licenses, the Company also acquired direct ownership of spectrum licenses previously acquired by Sprint through government auctions or other acquisitions.

The Agreements with educational and certain non-profit institutions are typically for five to 10 years with automatic renewal provisions, bringing the total term of the agreement up to 30 years. A majority of the Agreements include a right of first refusal to acquire, lease or otherwise use the license at the end of the automatic renewal periods.

Leased FCC spectrum licenses are recorded as executory contracts whereby, as a result of business combination accounting, an intangible asset or liability is recorded reflecting the extent to which contractual terms are favorable or unfavorable to current market rates. These intangible assets or liabilities are amortized over the estimated remaining useful life of the lease agreements. Contractual lease payments are recognized on a straight-line basis over the remaining term of the arrangement, including renewals, and are presented in Costs of services within our Consolidated Statements of Comprehensive Income.

The Agreements enhance the overall value of the Company’s owned spectrum licenses as the collective value is higher than the value of individual bands of spectrum within a specific geography. This value is derived from the ability to provide wireless service to customers across large geographic areas and maintain the same or similar wireless connectivity quality. This enhanced value from combining owned and leased spectrum licenses is referred to as an aggregation premium.
The aggregation premium is a component of the overall fair value of our owned FCC spectrum licenses, which are recorded as indefinite-lived intangible assets.

Impairment

We assess the carrying value of our goodwill and other indefinite-lived intangible assets, such as our spectrum licenses, for potential impairment annually as of December 31, or more frequently if events or changes in circumstances indicate such assets might be impaired.

When assessing goodwill for impairment, we may elect to first perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the two reporting units, wireless and Layer3, is less than its carrying amount, we perform a quantitative test. We recognize an impairment charge for the amount by which the carrying

Index for Notes to the Consolidated Financial Statements
amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

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

Restricted Cash

Certain provisions of our debt agreements require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash and are included within Other assets in our Consolidated Balance Sheets.

Guarantee Liabilities

We offer a device trade-in program, Just Upgrade My Phone (“JUMP!”), which provides eligible customers a specified-price trade-in right to upgrade their device. Upon enrollment, participating customers must finance the purchase of a device on an EIP and have a qualifying T-Mobile monthly wireless service plan. Upon a qualifying JUMP! program upgrade, the customer’s remaining EIP balance is settled provided they trade-in their eligible used device in good working condition and purchase a new device from us on a new EIP.

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

The carrying values of Cash and cash equivalents, Accounts receivable, Accounts receivable from affiliates, Accounts payable and accrued liabilities and borrowings under our vendor financing arrangements approximate fair value due to the short-term maturities of these instruments. The carrying values of EIP receivables approximate fair value as the receivables are recorded at their present value using an imputed interest rate. With the exception of certain long-term fixed-rate debt, there were no financial instruments with a carrying value materially different from their fair value. See Note 7 - Fair Value Measurements for a comparison of the carrying values and fair values of our short-term and long-term debt.

Index for Notes to the Consolidated Financial Statements
Derivative Financial Instruments

Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value. We do not use derivatives for trading or speculative purposes.

For derivative instruments designated as cash flow hedges associated with forecasted debt issuances, changes in fair value are reported as a component of Accumulated other comprehensive loss until reclassified into Interest expense in the same period the hedged transaction affects earnings, generally over the life of the related debt. Unrealized gains on derivatives designated in qualifying cash flow hedge relationships are recorded at fair value as assets, and unrealized losses are recorded at fair value as liabilities.

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

Significant Judgments

The most significant judgments affecting the amount and timing of revenue from contracts with our customers include the following items:

•Revenue for service contracts that we assess are not probable of collection is not recognized until the contract is completed or terminated and cash is received. Collectibility is re-assessed when there is a significant change in facts or circumstances. Our assessment of collectibility considers whether we may limit our exposure to credit risk through our right to stop transferring additional service in the event the customer is delinquent as well as certain contract terms such as down payments that reduce our exposure to credit risk. Customer credit behavior is inherently uncertain. See “Receivables and Allowance for Credit Losses” above, for additional discussion on how we assess credit risk.
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
•Sales of equipment to indirect dealers who have been identified as our customer (referred to as the sell-in model) often include credits subsequently paid to the dealer as a reimbursement for any discount promotions offered to the end consumer. These credits (payments to a customer, the dealer) are accounted for as variable consideration when estimating the amount of revenue to recognize from the sales of equipment to indirect dealers and are estimated based on historical experience and other factors, such as expected promotional activity.
•The determination of the standalone selling price for contracts that involve more than one performance obligation may require significant judgment, such as when the selling price of a good or service is not readily observable.

Wireless Services Revenue

We generate our wireless services revenues from providing access to, and usage of, our wireless communications network. Service revenues also include revenues earned for providing premium services to customers, such as device insurance services. Service contracts are billed monthly either in advance or arrears, or are prepaid. Generally, service revenue is recognized as we

Index for Notes to the Consolidated Financial Statements
satisfy our performance obligation to transfer service to our customers. We typically satisfy our stand-ready performance obligations, including unlimited wireless services, evenly over the contract term. For usage-based and prepaid wireless services, we satisfy our performance obligations when services are rendered.

Consideration payable to a customer is treated as a reduction of the total transaction price, unless the payment is in exchange for a distinct good or service, such as certain commissions paid to dealers, in which case the payment is treated as a purchase of that distinct good or service.

Federal Universal Service Fund (“USF”) and other fees are assessed by various governmental authorities in connection with the services we provide to our customers and are included in Cost of services. When we separately bill and collect these regulatory fees from customers, they are recorded gross in Total service revenues in our Consolidated Statements of Comprehensive Income. For the years ended December 31, 2020, 2019 and 2018, we recorded approximately $267 million, $93 million and $161 million, respectively, of USF fees on a gross basis.

We have made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer (e.g., sales, use, value added, and some excise taxes).

Wireline Revenue

Performance obligations related to our Wireline customers include the provision of domestic and international data communications services, generally to complement business wireless customers. Wireline revenues are included within Roaming and other service revenues in our Consolidated Statements of Comprehensive Income.

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

JUMP! On Demand allows customers to lease a device over a period of up to 18 months and upgrade it for a new device up to one time per month. To date, substantially all of our leased wireless devices are accounted for as operating leases and estimated contract consideration is allocated between lease and non-lease elements (such as service and equipment performance obligations) based on the relative standalone selling price of each performance obligation in the contract. Lease revenues are recorded as equipment revenues and recognized as earned on a straight-line basis over the lease term. Lease revenues on contracts not probable of collection are limited to the amount of payments received. See “Property and Equipment” above for further information.

Advertising and Search Revenues

Effective April 1, 2020, certain of our advertising and search revenues are now presented within Roaming and other service revenues, resulting in a reclassification of $506 million and $449 million for the years ended December 31, 2019 and 2018,

Index for Notes to the Consolidated Financial Statements
respectively. These revenues were previously presented within Other revenues in our Consolidated Statements of Comprehensive Income. Prior periods have been reclassified to conform to current period presentation.

Imputed Interest on EIP Receivables

We record the effects of financing on all EIP loans regardless of whether or not the financing is considered to be significant. The imputation of interest results in a discount of the EIP receivable, thereby adjusting the transaction price of the contract with the customer, which is then allocated to the performance obligations of the arrangement.

For transactions where we recognize a significant financing component, judgment is required to determine the discount rate. For EIP sales, the discount rate used to adjust the transaction price primarily reflects current market interest rates and the estimated credit risk of the customer. Customer credit behavior is inherently uncertain. See “Receivables and Allowance for Credit Losses” above, for additional discussion on how we assess credit risk.

For indirect channel loans to the end service customer in which the sale of the device was to the dealer (sell-in basis), the effect of imputing interest is recognized as a reduction to service revenue, the only performance obligation with the service customer as the device sale was recognized when transferred to the dealer, over the service contract period.

Our policies for imputed interest on EIP receivables are applied to loans originated for Sprint and Boost (up to the sale of the Prepaid Business to DISH on July 1, 2020) customers subsequent to Merger close.

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

Contract Modifications

Our service contracts allow customers to frequently modify their contracts without incurring penalties, in many cases. Each time a contract is modified, we evaluate the change in scope or price of the contract to determine if the modification should be treated as a separate contract, as if there is a termination of the existing contract and creation of a new contract, or if the modification should be considered a change associated with the existing contract. We typically do not have significant impacts from contract modifications.

Contract Costs

We incur certain incremental costs to obtain a contract that we expect to recover, such as sales commissions. We record an asset when these incremental costs to obtain a contract are incurred and amortize them on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates.

We capitalize postpaid sales commissions for service activation as costs to acquire a contract and amortize them over the estimated period of benefit, currently 24 months. For capitalized contract costs, determining the amortization period over which such costs are recognized as well as assessing the indicators of impairment may require significant judgment. Prepaid commissions are expensed as incurred as their estimated period of benefit does not extend beyond 12 months. Commissions

Index for Notes to the Consolidated Financial Statements
paid upon device upgrade are not capitalized if the remaining customer contract is less than one year. Commissions paid when the customer has a lease are treated as initial direct costs and recognized over the lease term.

Our policies for the capitalization and amortization of costs to acquire a contract are applied to the Sprint, Boost (up to the sale of the Prepaid Business to Dish on July 1, 2020) and Assurance Wireless brands subsequent to the Merger close.

Incremental costs to obtain equipment contracts (e.g., commissions paid on device and accessory sales) are recognized when the equipment is transferred to the customer.

Brightstar Distribution

We had arrangements with Brightstar US, Inc. (“Brightstar”), a subsidiary of SoftBank, whereby Brightstar provided supply chain and inventory management services to us in our indirect channels. T-Mobile sold devices through Brightstar to T-Mobile indirect channels who then sold the device to an end customer.

The supply chain and inventory management arrangement included, among other things, that Brightstar may purchase inventory from the original equipment manufacturers to sell through to our indirect channels. As compensation for these services, we remitted per unit fees to Brightstar for each device sold to these indirect dealers.

Devices sold from T-Mobile to Brightstar do not meet the criteria for a sale. Devices transferred from T-Mobile to Brightstar remain in inventory until control is transferred upon the sale of the device to the end customer, and in some circumstances to the indirect dealer.

For customers who choose to lease a device previously sold to the indirect dealer, T-Mobile will repurchase the device from the indirect dealer and originate a lease directly with the end customer. Repurchase activity from the indirect dealer is estimated and treated as a right of return, reducing equipment revenue at the time of sale to the indirect dealer. Upon lease to the end customer, T-Mobile recognizes lease revenue over the associated lease term within Equipment revenues in our Consolidated Statements of Comprehensive Income.

By December 31, 2020, we had terminated or restructured most of our arrangements with Brightstar, except for reverse logistics and trade-in services.

Leases (effective January 1, 2019)

Cell Site, Retail Store and Office Facility Leases

We are a lessee for non-cancelable operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities with contractual terms that generally extend through 2035. Additionally, we lease dark fiber through non-cancelable operating leases with contractual terms that generally extend through 2041. The majority of cell site leases have a non-cancelable term of five to 15 years with several renewal options that can extend the lease term from five to 35 years. Some of these leases have escalating rentals during the initial lease term and during subsequent optional renewal periods. We recognize a right-of-use asset and lease liability for operating leases based on the net present value of future minimum lease payments. The right-of-use asset for an operating lease is based on the lease liability. Lease expense is recognized on a straight-line basis over the non-cancelable lease term and renewal periods that are considered reasonably certain.

In addition, we have financing leases for certain network equipment that generally have a non-cancelable lease term of two to five years. The financing leases do not have renewal options and contain a bargain purchase option at the end of the lease. We recognize a right-of-use asset and lease liability for financing leases based on the net present value of future minimum lease payments. The right-of-use asset for a finance lease is based on the lease liability. Lease expense for our financing leases is comprised of the amortization of the right-of-use asset and interest expense recognized based on the effective interest method.

We consider several factors in assessing whether renewal periods are reasonably certain of being exercised, including the continued maturation of our nationwide network, technological advances within the telecommunications industry and the availability of alternative sites. We have concluded it is not reasonably certain that we would exercise the options to extend or terminate our leases. Therefore, as of the lease commencement date, our lease terms generally do not include these options. We include options to extend or terminate a lease when it is reasonably certain that we will exercise that option.

In determining the discount rate used to measure the right-of-use asset and lease liability, we use rates implicit in the lease, or if not readily available, we use our incremental borrowing rate. Our incremental borrowing rate is based on an estimated secured

Index for Notes to the Consolidated Financial Statements
rate comprised of a risk-free LIBOR rate plus a credit spread as secured by our assets. Determining a credit spread as secured by our assets may require significant judgment.

Certain of our lease agreements include rental payments based on changes in the consumer price index (“CPI”). Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and are excluded from the measurement of the right-of-use asset and lease liability. These payments are recognized in the period in which the related obligation is incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Generally, we elected the practical expedient to not separate lease and non-lease components in arrangements where we are the lessee. For arrangements in which we are the lessor of wireless devices, we did not elect this practical expedient. We did not elect the short-term lease recognition exemption; as such, leases with terms shorter than 12-months are included as a right-of-use asset and lease liability.

Rental revenues and expenses associated with co-location tower sites are presented on a net basis under Topic 842. These revenues and expenses were presented on a gross basis under Topic 840. See Note 17 - Leases for further information.

See Note 1 - Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2018, for additional discussion regarding the accounting policies that governed leases prior to January 1, 2019.

Cell Tower Monetization Transactions

In 2012, we entered into a prepaid master lease in which we as the lessor provided the rights to utilize tower sites and we leased back space on certain of those towers. Prior to the Merger, Sprint entered into a similar lease-out and leaseback arrangement which we assumed in the Merger.

These arrangements are treated as failed sale leasebacks in which the proceeds received are reported as a financing obligation. The principal payments on the tower obligations are included in Other, net within Net cash provided by (used in) financing activities in our Consolidated Statements of Cash Flows. Our historical tower site asset costs are reported in Property and equipment, net in our Consolidated Balance Sheets and are depreciated. See Note 9 - Tower Obligations for further information.

Sprint Retirement Pension Plan

Through the Merger, we acquired the assets and assumed the liabilities associated with the Sprint Retirement Pension Plan (the “Pension Plan”), which is a defined benefit pension plan providing postretirement benefits to certain employees. As of December 31, 2005, the Pension Plan was amended to freeze benefit plan accruals for participants.

The investments in the Pension Plan are measured at fair value on a recurring basis each quarter using quoted market prices or the net asset value per share as a practical expedient. The projected benefit obligations associated with the Pension Plan are determined based on actuarial models utilizing mortality tables and discount rates applied to the expected benefit term. See Note 11 - Employee Compensation and Benefit Plans for further information on the Pension Plan.

Advertising Expense

We expense the cost of advertising and other promotional expenditures to market our services and products as incurred. For the years ended December 31, 2020, 2019 and 2018, advertising expenses included in Selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income were $1.8 billion, $1.6 billion and $1.7 billion, respectively.

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

Index for Notes to the Consolidated Financial Statements
assess whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position and adjust the unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of adjustments, net of tax, related to unrealized gains (losses) on cash flow hedges, available-for-sale securities, foreign currency translation and pension and other postretirement benefits. This is reported in Accumulated other comprehensive loss as a separate component of stockholders’ equity until realized in earnings.

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

Earnings Per Share

Basic earnings per share is computed by dividing Net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of outstanding stock options, RSUs and PRSUs, calculated using the treasury stock method. See Note 16 - Earnings Per Share for further information.

Variable Interest Entities

VIEs are entities that lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, have equity investors that do not have the ability to make significant decisions relating to the entity's operations through voting rights, do not have the obligation to absorb the expected losses or do not have the right to receive the residual returns of the entity. The most common type of VIE is a special purpose entity (“SPE”). SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are generally structured to insulate investors from claims on the SPEs’ assets by creditors of other entities, including the creditors of the seller of the assets, these SPEs are commonly referred to as being bankruptcy remote.

The primary beneficiary is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party which has both the power to direct the activities of an entity that most significantly impact the VIE's economic performance, and through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE. We consolidate VIEs when we are deemed to be the primary beneficiary or when the VIE cannot be deconsolidated. See Note 4 - Sales of Certain Receivables and Note 9 - Tower Obligations for further information.

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

Device Purchases Cash Flow Presentation

We classify all device purchases, whether acquired for sale or lease, as operating cash outflows as our predominant strategy is to sell devices to customers rather than lease them. See Note 20 – Additional Financial Information for disclosures of Leased devices transferred from inventory to property and equipment and Returned leased devices transferred from property and equipment to inventory.

Index for Notes to the Consolidated Financial Statements
Accounting Pronouncements Adopted During the Current Year

Receivables and Expected Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and has since modified the standard with several ASUs (collectively, the “new credit loss standard”). The new credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. The new credit loss standard became effective for us, and we adopted the standard, on January 1, 2020. The new credit loss standard required a cumulative-effect adjustment to Accumulated deficit at the date of initial application, and as a result, we did not restate prior periods presented in the consolidated financial statements.

Under the new credit loss standard, we recognize lifetime expected credit losses at the inception of our credit risk exposures, whereas we previously recognized credit losses only when it was probable that they had been incurred. We also recognize expected credit losses on our EIP receivables, which are inclusive of all installment receivables acquired in the Merger or issued thereafter, separately from, and in addition to, any unamortized discount on those receivables. Prior to the adoption of the new credit loss standard, we had offset our estimate of probable losses on our EIP receivables by the amount of the related unamortized discounts on those receivables. We have developed an expected credit loss model incorporating forward-looking loss indicators. The cumulative effect of initially applying the new credit loss standard on our receivables portfolio on January 1, 2020 was an increase to our allowance for credit losses of $91 million, a decrease to our net deferred tax liabilities of $24 million and an increase to our Accumulated deficit of $67 million.

For EIP receivables acquired in the Merger, we also recognize expected credit losses separately from, and in addition to, the acquisition date fair value of the acquired EIP receivables.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard also requires the presentation of the amortization of the capitalized implementation costs in the same line item in the Consolidated Statements of Comprehensive Income as the fees associated with the hosting arrangement. The standard became effective for us, and we adopted the standard, on January 1, 2020. We adopted the standard on a prospective basis applying it to implementation costs incurred subsequent to January 1, 2020 and, as a result, did not restate the prior periods presented in the consolidated financial statements. The adoption of the standard did not have a material impact on our consolidated financial statements for the year ended December 31, 2020.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The standard removes certain exceptions to the general principles in Topic 740. We early adopted the standard on January 1, 2020 and have applied the standard retrospectively to all periods presented. The adoption of this standard did not have a material impact on our consolidated financial statements for the year ended December 31, 2020.

Guarantor Financial Information

On March 2, 2020, the Securities and Exchange Commission (the “SEC”) adopted amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities, as well as for affiliates whose securities collateralize a registrant’s securities. The amendments revise Rules 3-10 and 3-16 of Regulation S-X, and relocate part of Rule 3-10 and all of Rule 3-16 to the new Article 13 in Regulation S-X, which is comprised of new Rules 13-01 and 13-02. We early adopted the requirements of the amendments on January 1, 2020, which included replacing guarantor condensed consolidating financial information with summarized financial information for the consolidated obligor group (Parent, Issuer, and Guarantor Subsidiaries) and no longer requiring guarantor cash flow information, financial information for non-guarantor subsidiaries, or a reconciliation to the consolidated results.

Index for Notes to the Consolidated Financial Statements
Regulation S-K Modernization Amendments

On August 26, 2020, the SEC adopted amendments to modernize the description of business (Item 101), legal proceedings (Item 103), and risk factor disclosures (Item 105) that registrants are required to make pursuant to Regulation S-K. The amendments are intended to elicit improved disclosures for investors and add efficiencies to the compliance efforts of registrants. The amendments are also intended to improve the readability of disclosure documents, as well as discourage repetition and reduce the disclosure of unnecessary information. The amendments became effective for us, and we adopted the amendments on November 9, 2020, which included making certain updates to our description of business and risk factor disclosures within our Form 10-K for the year ended December 31, 2020.

Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The standard provides temporary optional expedients and allows for certain exceptions to applying existing GAAP for contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The standard is available for adoption for a limited time through December 31, 2022. We are currently evaluating the impact this standard will have, including optional expedients, on our consolidated financial statements.

Management’s Discussion and Analysis, Selected Financial Data and Supplementary Information Amendments

On January 11, 2021, the SEC adopted amendments to eliminate the requirement for Selected Financial Data, streamline the requirement to disclose Supplementary Financial Information and amend Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”). These amendments are intended to eliminate duplicative disclosures and modernize and enhance MD&A for the benefit of investors, while simplifying compliance efforts for registrants. The amendments became effective on February 10, 2021. We are currently evaluating the impact these amendments will have on our consolidated financial statements. We will apply the amendments, as applicable, to relevant filings made with the SEC subsequent to this Form 10-K.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, or are not expected to have, a significant impact on our present or future consolidated financial statements.

Note 2 – Business Combination

Business Combination Agreement and Amendments

On April 29, 2018, we entered into a Business Combination Agreement for the Merger. The Business Combination Agreement was subsequently amended to provide that, following the closing of the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”), SoftBank Group Corp. (“SoftBank”) would indemnify us against certain specified matters and the loss of value arising out of, or resulting from, cessation of access to spectrum under certain circumstances and subject to certain limitations and qualifications.

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

Index for Notes to the Consolidated Financial Statements
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

Consideration Transferred

The acquisition-date fair value of consideration transferred in the Merger totaled $40.8 billion, comprised of the following:

(in millions)	April 1, 2020
Fair value of T-Mobile common stock issued to Sprint stockholders (1)	$31,328
Fair value of T-Mobile replacement equity awards attributable to pre-combination service (2)	323
Repayment of Sprint’s debt (including accrued interest and prepayment penalties) (3)	7,396
Value of contingent consideration (4)	1,882
Payment received from selling stockholder (5)	(102)
Total consideration exchanged	$40,827

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
(5) Represents receipt of a cash payment from SoftBank for certain expenses associated with the Merger and is presented in Cash paid for acquisition of companies, net of cash acquired within our Consolidated Statements of Cash Flows.

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

Index for Notes to the Consolidated Financial Statements
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

Fair Value of Assets Acquired and Liabilities Assumed

We accounted for the Merger as a business combination. The identifiable assets acquired and liabilities assumed of Sprint were recorded at their estimated fair values as of the acquisition date and consolidated with those of T-Mobile. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. For the estimated fair values of the assets acquired and liabilities assumed, we used the cost, income and market approaches, including market participant assumptions.

The following table summarizes the estimated fair values for each major class of assets acquired and liabilities assumed at the acquisition date. We retained the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities. As of December 31, 2020, the valuation of assets acquired and liabilities assumed is substantially complete except for the finalization of certain aspects of spectrum valuation, the valuation of certain income tax matters and loss contingencies.

(in millions)	April 1, 2020
Cash and cash equivalents	$2,084
Accounts receivable	1,781
Equipment installment plan receivables	1,088
Inventory	658
Prepaid expenses	140
Assets held for sale	1,908
Other current assets	631
Property and equipment	18,435
Operating lease right-of-use assets	6,583
Financing lease right-of-use assets	291
Goodwill	9,401
Spectrum licenses	45,400
Other intangible assets	6,325
Equipment installment plan receivables due after one year, net	247
Other assets (1)	540
Total assets acquired	95,512
Accounts payable and accrued liabilities	4,944
Short-term debt	2,760
Deferred revenue	508
Short-term operating lease liabilities	1,818
Short-term financing lease liabilities	8
Liabilities held for sale	475
Other current liabilities	671
Long-term debt	29,037
Tower obligations	950
Deferred tax liabilities	3,513
Operating lease liabilities	5,615
Financing lease liabilities	12
Other long-term liabilities	4,374
Total liabilities assumed	54,685
Total consideration transferred	$40,827
(1) Included in Other assets acquired is $80 million in restricted cash.

Index for Notes to the Consolidated Financial Statements
Amounts previously disclosed for the estimated values of certain acquired assets and liabilities assumed have been revised based on additional information arising subsequent to the initial valuation.

Significant Measurement Period Adjustments

During the year ended December 31, 2020, we recognized measurement period adjustments to reflect facts and circumstances in existence as of the date of the Merger. These adjustments included:

•An increase of $1.2 billion in Property and equipment related to the finalization of valuations related to certain tower assets and an increase of $1.7 billion in Other long-term liabilities associated with contract terms that are unfavorable to market terms. See Note 9 – Tower Obligations for further information; and
•A decrease of $690 million in Deferred tax liabilities resulting from a $357 million reclassification from deferred tax liabilities to current liabilities and the continued assessment of valuation allowance necessary as of the date of the Merger along with tax effecting measurement period adjustments. See Note 13 - Income Taxes for further information.

The measurement period adjustments did not have a significant impact on our Consolidated Statement of Comprehensive Income for the year ended December 31, 2020. The net impact of the measurement period adjustments resulted in a net increase to goodwill.

Intangible Assets and Liabilities

Goodwill with a provisionally assigned value of $9.4 billion represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed. The preliminary goodwill recognized includes synergies expected to be achieved from the operations of the combined company, the assembled workforce of Sprint and intangible assets that do not qualify for separate recognition. Expected synergies include the cost savings from the planned integration of network infrastructure, facilities, personnel and systems. None of the goodwill resulting from the Merger is deductible for tax purposes. All of the goodwill acquired is allocated to the wireless reporting unit.

Other intangible assets include $4.9 billion of customer relationships with a weighted-average useful life of eight years and tradenames of $207 million with a useful life of two years. Leased spectrum arrangements that have favorable (asset) and unfavorable (liability) terms compared to current market rates were assigned preliminary fair values of $790 million and $197 million, respectively, with 18 year and 19 year weighted average useful lives, respectively.

The preliminary fair value of Spectrum licenses of $45.4 billion was estimated using the income approach, specifically a Greenfield model. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach include the discount rate, market share, estimated capital and operating expenditures, forecasted service revenue and long-term growth rate for a hypothetical market participant that enters the wireless industry and builds a nationwide wireless network.

Acquired Receivables

The fair value of the assets acquired include Accounts receivable of $1.8 billion and EIP receivables of $1.3 billion. The unpaid principal balance under these contracts as of the Merger date was $1.8 billion and $1.6 billion, respectively. The difference between the fair value and the unpaid principal balance primarily represents amounts expected to be uncollectible.

Indemnification Assets and Contingent Liabilities

Pursuant to Amendment No 2. to the Business Combination Agreement, SoftBank agreed to indemnify us against certain specified matters and losses. As of December 31, 2020, we have recorded a contingent liability and an offsetting indemnification asset for the expected reimbursement by SoftBank for certain Lifeline matters that have not been resolved. The liability is presented in Accounts payable and accrued liabilities, and the indemnification asset is presented in Other current assets within our Consolidated Balance Sheets. In November 2020, we entered into a consent decree with the FCC to resolve certain Lifeline matters, which resulted in a payment of $200 million by SoftBank. We expect that any additional liabilities related to these indemnified matters would be indemnified and reimbursed by SoftBank.

Index for Notes to the Consolidated Financial Statements
Transaction Costs

We recognized transaction costs of $201 million, $106 million and $71 million for the years ended December 31, 2020, 2019 and 2018, respectively. These costs were associated with legal and professional services and were recognized as Selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income.

Pro Forma Information

The following unaudited pro forma financial information gives effect to the Transactions as if they had been completed on January 1, 2019. The unaudited pro forma information was prepared in accordance with the requirements of ASC 805, which is a different basis than pro forma information prepared under Article 11 of Regulation S-X (“Article 11”). As such, they are not directly comparable with historical results for stand-alone T-Mobile prior to April 1, 2020, historical results for T-Mobile from April 1, 2020 that reflect the Transactions and are inclusive of the results and operations of Sprint, nor our previously provided pro forma financials prepared in accordance with Article 11. The pro forma results for the years ended December 31, 2020 and 2019 include the impact of several adjustments to previously reported operating results. The pro forma adjustments are based on historically reported transactions by the respective companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition.

	Year Ended December 31,
(in millions, except per share amounts)	2020	2019
Total revenues	$74,681	$70,607
Income from continuing operations	3,302	185
Income from discontinued operations, net of tax	677	1,594
Net income	3,979	1,792

Significant nonrecurring pro forma adjustments include:

•Transaction costs of $559 million are assumed to have occurred on January 1, 2019, and are recognized as if incurred in the first quarter of 2019;
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
•Tangible and intangible assets are assumed to be recorded at their estimated fair values as of the pro forma close date of January 1, 2019 and are depreciated or amortized over their estimated useful lives; and
•Accounting policies of Sprint are conformed to those of T-Mobile including depreciation for leased devices, Brightstar distribution, amortization of costs to acquire a contract and certain tower lease transactions as described in Note 1 - Summary of Significant Accounting Policies and Note 9 - Tower Obligations.

The selected unaudited pro forma condensed combined financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been had the Transactions actually occurred on January 1, 2019, nor do they purport to project the future consolidated results of operations.

For the periods subsequent to the Merger close date, the acquired Sprint subsidiaries contributed total revenues and operating income of $20.5 billion and $1.3 billion, respectively, for the year ended December 31, 2020, that were included in our Consolidated Statements of Comprehensive Income.

Financing

In connection with the entry into the Business Combination Agreement, T-Mobile USA, Inc. (“T-Mobile USA”) entered into a commitment letter, dated as of April 29, 2018 (as amended and restated on May 15, 2018 and on September 6, 2019, the “Commitment Letter”). On April 1, 2020, in connection with the closing of the Merger, we drew down on our $19.0 billion New Secured Bridge Loan Facility and our $4.0 billion New Secured Term Loan Facility (each as defined below). We used the net proceeds from the drawdown of the secured facilities to refinance certain existing debt of us, Sprint and our and Sprint’s respective subsidiaries and for post-closing general corporate purposes of the combined company. See Note 8 – Debt for further information.

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

Regulatory Matters

The Transactions were the subject of various legal and regulatory proceedings involving a number of state and federal agencies. In connection with those proceedings and the approval of the Transactions, we have certain commitments and other obligations to various state and federal agencies and certain nongovernmental organizations. See Note 18 - Commitments and Contingencies for further information.

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

On July 1, 2020, pursuant to the Asset Purchase Agreement, we completed the Prepaid Transaction. Upon closing of the Prepaid Transaction, we received $1.4 billion from DISH for the Prepaid Business, subject to working capital adjustments. See Note 12 - Discontinued Operations for further information.

Shenandoah Personal Communications Company Affiliate Relationship

Sprint PCS (specifically Sprint Spectrum L.P.) is party to a variety of publicly filed agreements with Shenandoah Personal Communications Company LLC (“Shentel”), pursuant to which Shentel is the exclusive provider of Sprint PCS’s wireless mobility communications network products in certain parts of Maryland, North Carolina, Virginia, West Virginia, Kentucky, Ohio and Pennsylvania. Pursuant to one such agreement, the Sprint PCS Management Agreement, dated November 5, 1999 (as amended, supplemented and modified from time to time, the “Management Agreement”), Sprint PCS was granted an option to purchase Shentel’s wireless telecommunications assets used to provide services pursuant to the Management Agreement. On August 26, 2020, Sprint, now our direct subsidiary, on behalf of and as the direct or indirect owner of Sprint PCS, exercised its option by delivering a binding notice of exercise to Shentel. The exercise of this option triggered a requirement for the parties to engage three independent valuation providers (the “Valuation Providers”) to calculate the “entire business value” (the “Entire Business Value”) of such wireless telecommunications assets, pursuant to a formula and valuation process prescribed in the Management Agreement.

Subsequent to December 31, 2020, on February 1, 2021, in accordance with the Management Agreement and other agreed-upon terms, the Valuation Providers determined and calculated the Entire Business Value of Shentel’s wireless telecommunication assets used to provide services pursuant to the Management Agreement to be $2.1 billion, and correspondingly, the base purchase price for such wireless telecommunication assets shall be ninety percent (90%) of that Entire Business Value amount ($1.9 billion), subject to certain other purchase price adjustments prescribed by the Management Agreement and such additional purchase price adjustments agreed by the parties. The parties are negotiating the remaining outstanding terms of a definitive agreement to govern the purchase of Shentel’s wireless telecommunication assets and expect the transaction to close in the second quarter of 2021 after satisfying customary conditions to closing.

Index for Notes to the Consolidated Financial Statements
Note 3 – Receivables and Expected Credit Losses

Our portfolio of receivables is comprised of two portfolio segments: accounts receivable and EIP receivables.

Accounts Receivable Portfolio Segment

Our accounts receivable segment primarily consists of amounts currently due from customers, including service and leased device receivables, device insurance administrators, wholesale partners, third-party retail channels and other carriers.

We estimate expected credit losses associated with our accounts receivable portfolio using an aging schedule methodology that utilizes historical information and current conditions to develop expected credit losses by aging bucket, including for receivables that are not past due.

To determine the appropriate credit loss percentages by aging bucket, we consider a number of factors, including our overall historical credit losses, net of recoveries and timely payment experience as well as current collection trends such as write-off frequency and severity, credit quality of the customer base, and other qualitative factors such as macro-economic conditions, including the expected economic impacts of the Pandemic.

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

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	December 31, 2020	December 31, 2019
EIP receivables, gross (1)	$6,213	$4,582
Unamortized imputed discount	(325)	(299)
EIP receivables, net of unamortized imputed discount	5,888	4,283
Allowance for credit losses (2)	(280)	(100)
EIP receivables, net of allowance for credit losses and imputed discount	$5,608	$4,183
Classified on the balance sheet as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$3,577	$2,600
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,031	1,583
EIP receivables, net of allowance for credit losses and imputed discount	$5,608	$4,183
(1) Through the Merger, we acquired EIP receivables with a fair value of $1.3 billion as of April 1, 2020. As they were recorded at fair value, an imputed discount was not recognized on the acquired receivables.
(2) Allowance for credit losses as of December 31, 2020 was impacted by the cumulative effect of initially applying the new credit loss standard on our receivables portfolio on January 1, 2020, which resulted in an increase to our allowance for credit losses of $91 million.

We manage our EIP receivables portfolio using delinquency and customer credit class as key credit quality indicators. As a part of the adoption of the new credit loss standard, we now disclose our EIP receivables portfolio disaggregated by origination year. EIP receivables acquired through the Merger are also presented by origination year. The following table presents the

Index for Notes to the Consolidated Financial Statements
amortized cost of our EIP receivables by delinquency status, customer credit class, and year of origination as of December 31, 2020.

	Originated in 2020		Originated in 2019		Originated prior to 2019		Total EIP Receivables, net of unamortized imputed discounts
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Grand total
Current - 30 days past due	$2,654	$2,035	$528	$407	$124	$26	$3,306	$2,468	$5,774
31 - 60 days past due	16	30	6	12	1	—	23	42	65
61 - 90 days past due	4	13	2	5	—	—	6	18	24
More than 90 days past due	3	11	2	6	1	2	6	19	25
EIP receivables, net of unamortized imputed discount	$2,677	$2,089	$538	$430	$126	$28	$3,341	$2,547	$5,888

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

As we do for our accounts receivable portfolio segment, we consider the need to adjust our estimate of expected losses on EIP receivables for reasonable and supportable forecasts of economic conditions through monitoring of external professional forecasts and periodic internal statistical analyses, including the expected economic impacts of the Pandemic.

For EIP receivables acquired in the Merger, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is accreted to interest income over the contractual life of the loan using the effective interest method. EIP receivables had a combined weighted average effective interest rate of 6.7% and 8.8% as of December 31, 2020 and 2019, respectively.

Activity for the years ended December 31, 2020, 2019 and 2018 in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	December 31, 2020			December 31, 2019			December 31, 2018
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$61	$399	$460	$67	$449	$516	$86	$396	$482
Beginning balance adjustment due to implementation of the new credit loss standard	—	91	91	—	—	—	—	—	—
Bad debt expense	338	264	602	77	230	307	69	228	297
Write-offs, net of recoveries	(205)	(175)	(380)	(83)	(249)	(332)	(88)	(240)	(328)
Change in imputed discount on short-term and long-term EIP receivables	N/A	171	171	N/A	136	136	N/A	250	250
Impact on the imputed discount from sales of EIP receivables	N/A	(145)	(145)	N/A	(167)	(167)	N/A	(185)	(185)
Allowance for credit losses and imputed discount, end of period	$194	$605	$799	$61	$399	$460	$67	$449	$516

Off-Balance-Sheet Credit Exposures

We do not have material, unmitigated off-balance-sheet credit exposures as of December 31, 2020. In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets

Index for Notes to the Consolidated Financial Statements
included in our Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

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

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). The maximum funding commitment of the service receivable sale arrangement is $950 million, and the facility expires in March 2021. As of December 31, 2020 and 2019, the service receivable sale arrangement provided funding of $772 million and $924 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included in our Consolidated Balance Sheets that relate to our variable interest in the Service VIE:

(in millions)	December 31, 2020	December 31, 2019
Other current assets	$378	$350
Accounts payable and accrued liabilities	—	25
Other current liabilities	357	342

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivable on a revolving basis (the “EIP sale arrangement”). The maximum funding commitment of the sale arrangement is $1.3 billion. In February 2020, we amended the

Index for Notes to the Consolidated Financial Statements
sale arrangement to provide for an alternative advance rate methodology for the EIP accounts receivable sold in the sale arrangement and to make certain other administrative changes. On November 2, 2020, we extended the scheduled expiration date of the EIP sale arrangement to November 18, 2021.

On April 30, 2020, we agreed with the purchaser banks to update our collection policies to temporarily allow for flexibility for modifications to the accounts receivable sold that are impacted by COVID-19 and exclusion of such accounts receivable from all pool performance triggers.

As of both December 31, 2020 and 2019, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included in our Consolidated Balance Sheets of the EIP BRE:

(in millions)	December 31, 2020	December 31, 2019
Other current assets	$388	$344
Other assets	120	89
Other long-term liabilities	4	18

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

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of December 31, 2020 and 2019, our

Index for Notes to the Consolidated Financial Statements
deferred purchase price related to the sales of service receivables and EIP receivables was $884 million and $781 million, respectively.

The following table summarizes the impact of the sale of certain service receivables and EIP receivables in our Consolidated Balance Sheets:

(in millions)	December 31, 2020	December 31, 2019
Derecognized net service receivables and EIP receivables	$2,528	$2,584
Other current assets	766	694
of which, deferred purchase price	764	692
Other long-term assets	120	89
of which, deferred purchase price	120	89
Accounts payable and accrued liabilities	—	25
Other current liabilities	357	342
Other long-term liabilities	4	18
Net cash proceeds since inception	1,715	1,944
Of which:
Change in net cash proceeds during the year-to-date period	(229)	65
Net cash proceeds funded by reinvested collections	1,944	1,879

We recognized losses from sales of receivables, including adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price, of $36 million, $130 million and $157 million for the years ended December 31, 2020, 2019 and 2018, respectively, in Selling, general and administrative expense in our Consolidated Statements of Comprehensive Income.

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

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.2 billion as of December 31, 2020. The maximum exposure to loss, which is a required disclosure under U.S. GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery. We believe the probability of these circumstances occurring is remote and the maximum exposure to loss is not an indication of our expected loss.

Index for Notes to the Consolidated Financial Statements
Note 5 – Property and Equipment

The components of property and equipment were as follows:

(in millions)	Useful Lives	December 31, 2020	December 31, 2019
Land		$236	$—
Buildings and equipment	Up to 30 years	4,006	2,587
Wireless communications systems	Up to 20 years	49,453	34,353
Leasehold improvements	Up to 12 years	1,879	1,345
Capitalized software	Up to 10 years	16,412	12,705
Leased wireless devices	Up to 19 months	6,989	1,139
Construction in progress		4,595	2,973
Accumulated depreciation and amortization		(42,395)	(33,118)
Property and equipment, net		$41,175	$21,984

Total depreciation expense relating to property and equipment and financing lease right-of-use assets was $13.1 billion, $6.5 billion and $6.4 billion for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts include depreciation expense related to leased wireless devices of $3.1 billion, $543 million and $940 million for the years ended December 31, 2020, 2019 and 2018, respectively.

We capitalize interest associated with the acquisition or construction of certain property and equipment and spectrum intangible assets. We recognized capitalized interest of $440 million, $473 million and $362 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Asset retirement obligations are primarily for certain legal obligations to remediate leased property on which our network infrastructure and administrative assets are located.
Activity in our asset retirement obligations was as follows:

(in millions)	Year Ended December 31, 2020	Year Ended December 31, 2019
Asset retirement obligations, beginning of year	$659	$609
Fair value of liabilities acquired through Merger	1,110	—
Liabilities incurred	16	35
Liabilities settled	(40)	(2)
Accretion expense	55	32
Changes in estimated cash flows	17	(15)
Asset retirement obligations, end of period	$1,817	$659
Classified on the balance sheet as:
Other current liabilities	$14	$—
Other long-term liabilities	1,803	659

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $912 million and $159 million as of December 31, 2020 and 2019, respectively.

Postpaid Billing System Impairment

In connection with the continuing integration of the businesses following the Merger, we evaluated the long-term billing system architecture strategy for our postpaid customers. In order to facilitate customer migration from the Sprint legacy billing platform, our postpaid billing system replacement plan and associated development will no longer serve our future needs. As a result, we recorded a non-cash impairment of $200 million related to capitalized software development costs for the year ended December 31, 2020, all of which relates to the impairment recognized during the three months ended June 30, 2020. The expense is included within Impairment expense in our Consolidated Statements of Comprehensive Income. There were no impairments recognized for the years ended December 31, 2019 and 2018.

Index for Notes to the Consolidated Financial Statements
Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019, are as follows:

(in millions)	Goodwill
Historical goodwill, net of accumulated impairment losses of $10,766	$1,901
Goodwill from acquisition in 2019	29
Balance as of December 31, 2019	1,930
Goodwill from acquisitions in 2020	9,405
Layer3 goodwill impairment	(218)
Balance as of December 31, 2020	$11,117
Accumulated impairment losses at December 31, 2020	$(10,984)

On April 1, 2020, we completed our Merger with Sprint, which was accounted for as a business combination resulting in $9.4 billion in goodwill. The acquired goodwill was allocated to the wireless reporting unit and will be tested for impairment at this level. See Note 2 - Business Combination for further information.

Goodwill Impairment Assessment

Certain non-financial assets, including goodwill and indefinite-lived intangible assets such as Spectrum licenses, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment when events or circumstances indicate that carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. The nonrecurring measurements of the fair value of these assets, for which observable market information may be limited, are classified within Level 3 of the fair value hierarchy. In the event an impairment is required, the asset is adjusted to its estimated fair value using market-based assumptions, to the extent they are available, as well as other assumptions that may require significant judgement.

For our assessment of the wireless reporting unit we employed a qualitative approach. The fair value of the wireless reporting unit is estimated using a market approach, which is based on market capitalization. We recognize market capitalization is subject to volatility and will monitor changes in market capitalization to determine whether declines, if any, necessitate an interim impairment review. In the event market capitalization does decline below its book value, we will consider the length, severity and reasons for the decline when assessing whether potential impairment exists, including considering whether a control premium should be added to the market capitalization. We believe short-term fluctuations in share price may not necessarily reflect the underlying aggregate fair value. No events or change in circumstances have occurred that indicate the fair value of the wireless reporting unit may be below its carrying amount at December 31, 2020.

Our enhanced in-home broadband opportunity following the Merger, along with the acquisition of certain content rights, has created a strategic shift in our TVisionTM services offering, allowing us the ability to develop a video product that will be complementary to the in-home broadband offering. As a result of the change in the stand-alone product offering plans and timing, we completed an interim goodwill impairment analysis for the Layer3 reporting unit and recognized a goodwill impairment of $218 million for the year ended December 31, 2020, all of which relates to the impairment recognized during the three months ended June 30, 2020. This impairment reduced the goodwill assigned to the Layer3 reporting unit to zero. The expense is included within Impairment expense in our Consolidated Statements of Comprehensive Income. There were no goodwill impairments recognized for the years ended December 31, 2019 and 2018.

Application of the goodwill impairment test requires judgment including the determination of the fair value of the reporting unit. We employed an income approach to assess the fair value of the Layer3 reporting unit based on the present value of estimated future cash flows. Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our business plans, expected growth rates, cost of capital and tax rates. We also made certain forecasts about future business strategies and economic conditions, market data, and other assumptions, such as estimates of subscribers for TVisionTM services, average revenue and content cost per subscriber. The discount rate used was based on the weighted average cost of capital adjusted for the risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. As of December 31, 2020, Goodwill was only assigned to the wireless reporting unit as the Goodwill assigned to the Layer3 reporting unit was written-off to a zero balance during the year ended December 31, 2020.

Index for Notes to the Consolidated Financial Statements
Intangible Assets

Identifiable Intangible Assets Acquired

The following table summarizes the fair value of the intangible assets acquired in the Merger:

	Weighted Average Useful Life (in years)	Fair Value as of April 1, 2020 (in millions)
Spectrum licenses	Indefinite-lived	$45,400
Tradenames (1)	2 years	207
Customer relationships	8 years	4,900
Favorable spectrum leases	18 years	790
Other intangible assets	7 years	428
Total intangible assets acquired		$51,725
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

Favorable spectrum leases represent a lease contract where the market rate is higher than the future contractual lease payments. We lease this spectrum from third parties who hold the spectrum licenses. As these contracts pertain to intangible assets, they are excluded from the lease accounting guidance (ASC 842) and are accounted for as service contracts in which the expense is recognized on a straight-line basis over the lease team. Favorable spectrum leases of $790 million were recorded as an intangible asset as a result of purchase accounting and will be amortized on a straight-line basis over the associated remaining lease term. Additionally, we recognized unfavorable spectrum lease liabilities of $197 million, which are also amortized over their respective remaining lease terms and are included in Other liabilities in our Consolidated Balance Sheets.
The customer relationship intangible assets represent the value associated with the acquired Sprint customers. The customer relationship intangible assets are amortized using the sum-of-the-years digits method over periods of up to eight years.

Other intangible assets are amortized over the remaining period that the asset is expected to provide benefit to us.

Spectrum Licenses

The following table summarizes our spectrum license activity for the years ended December 31, 2020 and 2019:

(in millions)	2020	2019
Spectrum licenses, beginning of year	$36,465	$35,559
Spectrum license acquisitions	1,023	857
Spectrum licenses acquired in Merger	45,400	—
Spectrum licenses transferred to held for sale	(83)	—
Costs to clear spectrum	23	49
Spectrum licenses, end of year	$82,828	$36,465

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

Index for Notes to the Consolidated Financial Statements
In November 2020, we executed an agreement with a third party for the exchange of certain AWS spectrum licenses. Upon the execution of the agreement, the spectrum licenses were classified as assets held for sale, included within Other current assets, and measured at the lower of their carrying amount or fair value less cost to sell, which resulted in the recognition of a non-cash impairment loss of $35 million, included in Selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income. We received approval for the transaction from the FCC and the transaction closed in the first quarter of 2021.

The licenses are included in Spectrum licenses in our Consolidated Balance Sheets as of December 31, 2020. Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits, in our Consolidated Statements of Cash Flows for the year ended December 31, 2020.

In April 2020, we acquired FCC licenses in the 800 MHz, 1900 MHz, and 2.5 GHz bands as part of the Merger with Sprint at an estimated fair value of approximately $45.4 billion. See Note 2 - Business Combination for further information.

Impairment assessment

For our assessment of Spectrum license impairment, we employed a qualitative approach. No events or change in circumstances have occurred that indicate the fair value of the Spectrum licenses may be below its carrying amount at December 31, 2020.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	December 31, 2020			December 31, 2019
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	Up to 8 years	$4,900	$(865)	$4,035	$1,104	$(1,104)	$—
Tradenames and patents	Up to 19 years	598	(412)	186	323	(258)	65
Favorable spectrum leases	Up to 27 years	790	(35)	755	—	—	—
Other	Up to 10 years	377	(55)	322	100	(50)	50
Other intangible assets		$6,665	$(1,367)	$5,298	$1,527	$(1,412)	$115

Amortization expense for intangible assets subject to amortization was $1.2 billion, $82 million and $124 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization are summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending December 31,
2021	$1,246
2022	982
2023	827
2024	669
2025	511
Thereafter	1,063
Total	$5,298
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

Index for Notes to the Consolidated Financial Statements
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

Interest Rate Lock Derivatives
In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. In November 2019, we extended the mandatory termination date on our interest rate lock derivatives to June 3, 2020. For the three months ended March 31, 2020, we made net collateral transfers to certain of our derivative counterparties totaling $580 million, which included variation margin transfers to (or from) such derivative counterparties based on daily market movements. No amounts were transferred to the derivative counterparties subsequent to March 31, 2020. These collateral transfers are included in Net cash related to derivative contracts under collateral exchange arrangements within Net cash used in investing activities in our Consolidated Statements of Cash Flows. The net collateral transfers to certain of our derivative counterparties totaled $632 million for the three months ended December 31, 2019, and was presented in Other current assets in our Consolidated Balance Sheets. There was no collateral receivable balance as of December 31, 2020.

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

The fair value of interest rate lock derivatives was a liability of $1.2 billion as of December 31, 2019, and was included in Other current liabilities in our Consolidated Balance Sheets. Aggregate changes in fair value, net of tax, of $1.6 billion and $868 million are presented in Accumulated other comprehensive loss as of December 31, 2020 and 2019, respectively.
Between April 2 to April 6, 2020, in connection with the issuance of an aggregate of $19.0 billion in Senior Secured Notes bearing interest rates ranging from 3.500% to 4.500% and maturing in 2025 through 2050, we terminated our interest rate lock derivatives. See Note 8 - Debt for further information regarding the issuance of Senior Secured Notes. At the time of termination, the interest rate lock derivatives were a liability of $2.3 billion, of which $1.2 billion was cash-collateralized. The cash flows associated with the settlement of interest rate lock derivatives are presented on a gross basis in our Consolidated Statements of Cash Flows, with the total cash payments to settle the swaps of $2.3 billion presented in changes in Other current and long-term liabilities within Net cash provided by operating activities and the return of cash collateral of $1.2 billion presented as an inflow in Net cash related to derivative contracts under collateral exchange arrangements within Net cash used in investing activities.

Upon the issuance of debt to which the hedged interest rate risk related, we began amortizing the Accumulated other comprehensive loss with the derivatives into Interest expense in a manner consistent with how the hedged interest payments affect earnings. For the year ended December 31, 2020, $128 million was amortized from Accumulated other comprehensive loss into Interest expense in the Consolidated Statements of Comprehensive Income. No amounts were amortized into Interest expense for the years ended December 31, 2019 and 2018. We expect to amortize $189 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense over the next 12 months.

Deferred Purchase Price Assets
In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. See Note 4 – Sales of Certain Receivables for further information.

The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included in our Consolidated Balance Sheets, were $884 million and $781 million at December 31, 2020 and 2019, respectively. Fair value was equal to carrying amount at December 31, 2020 and 2019.

Debt

The fair value of our Senior Unsecured Notes, Senior Secured Notes, and Secured Term Loan Facility to third parties was determined based on quoted market prices in active markets, and therefore were classified as Level 1 within the fair value hierarchy. The fair values of our Senior Notes to affiliates and Incremental Term Loan Facility to affiliates were determined

Index for Notes to the Consolidated Financial Statements
based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. Accordingly, our Senior Notes to affiliates and Incremental Term Loan Facility to affiliates were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates and Incremental Term Loan Facility to affiliates. The fair value estimates were based on information available as of December 31, 2020 and 2019. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included in our Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	December 31, 2020		December 31, 2019
(in millions)		Carrying Amount (1)	Fair Value (1)	Carrying Amount (1)	Fair Value (1)
Liabilities:
Senior Unsecured Notes to third parties	1	$29,966	$32,450	$10,958	$11,479
Senior Notes to affiliates	2	4,716	4,991	9,986	10,366
Senior Secured Notes to third parties	1	36,204	40,519	—	—
Incremental Term Loan Facility to affiliates	2	—	—	4,000	4,000
(1) Excludes $240 million and $25 million as of December 31, 2020 and 2019, respectively, in vendor financing arrangements and other debt as the carrying values approximate fair value primarily due to the short-term maturities of these instruments.

Guarantee Liabilities

We offer device trade-in programs that provide eligible customers a specified-price trade-in right to upgrade their device. For customers who enroll in these programs, we recognize a liability and reduce revenue for the portion of revenue which represents the estimated fair value of the specified-price trade-in right guarantee, incorporating the expected probability and timing of handset upgrade and the estimated fair value of the handset which is returned. Accordingly, our guarantee liabilities were classified as Level 3 within the fair value hierarchy. When customers upgrade their devices, the difference between the EIP balance credit to the customer and the fair value of the returned device is recorded against the guarantee liabilities. Guarantee liabilities are included in Other current liabilities in our Consolidated Balance Sheets.

The carrying amounts of our guarantee liabilities measured at fair value on a non-recurring basis included in our Consolidated Balance Sheets were $50 million and $62 million as of December 31, 2020 and 2019, respectively.

The total estimated remaining gross EIP receivable balances of all enrolled handset upgrade program customers, which are the remaining EIP amounts underlying the trade-in right guarantee, including EIP receivables that have been sold, was $3.4 billion as of December 31, 2020. This is not an indication of our expected loss exposure as it does not consider the expected fair value of the used handset or the probability and timing of the trade-in.

Index for Notes to the Consolidated Financial Statements
Note 8 – Debt

Debt was as follows:

(in millions)	December 31, 2020	December 31, 2019
3.360% Series 2016-1 A-1 Notes due 2021	$656	$—
5.300% Senior Notes to affiliates due 2021	—	2,000
7.250% Senior Notes due 2021	2,250	—
11.500% Senior Notes due 2021	1,000	—
4.000% Senior Notes to affiliates due 2022	1,000	1,000
4.000% Senior Notes due 2022	500	500
6.000% Senior Notes due 2022	2,280	—
Incremental term loan facility to affiliates due 2022	—	2,000
6.000% Senior Notes due 2023	1,300	1,300
7.875% Senior Notes due 2023	4,250	—
6.000% Senior Notes due 2024	1,000	1,000
6.000% Senior Notes to affiliates due 2024	—	1,350
6.000% Senior Notes to affiliates due 2024	—	650
6.500% Senior Notes due 2024	—	1,000
7.125% Senior Notes due 2024	2,500	—
Incremental term loan facility to affiliates due 2024	—	2,000
3.500% Senior Secured Notes due 2025	3,000	—
4.738% Series 2018-1 A-1 Notes due 2025	2,100	—
5.125% Senior Notes to affiliates due 2025 (1)	—	1,250
5.125% Senior Notes due 2025	500	500
6.375% Senior Notes due 2025	—	1,700
7.625% Senior Notes due 2025	1,500	—
1.500% Senior Secured Notes due 2026	1,000	—
6.500% Senior Notes due 2026	2,000	2,000
4.500% Senior Notes due 2026	1,000	1,000
4.500% Senior Notes to affiliates due 2026	1,000	1,000
7.625% Senior Notes due 2026	1,500	—
3.750% Senior Secured Notes due 2027	4,000	—
5.375% Senior Notes due 2027	500	500
5.375% Senior Notes to affiliates due 2027 (1)	1,250	1,250
2.050% Senior Secured Notes due 2028	1,750	—
4.750% Senior Notes due 2028	1,500	1,500
4.750% Senior Notes to affiliates due 2028	1,500	1,500
5.152% Series 2018-1 A-2 Notes due 2028	1,838	—
6.875% Senior Notes due 2028	2,475	—
3.875% Senior Secured Notes due 2030	7,000	—
2.250% Senior Secured Notes due 2031	1,000	—
2.550% Senior Secured Notes due 2031	2,500	—
8.750% Senior Notes due 2032	2,000	—
4.375% Senior Secured Notes due 2040	2,000	—
3.000% Senior Secured Notes due 2041	2,500	—
4.500% Senior Secured Notes due 2050	3,000	—
3.300% Senior Secured Notes due 2051	3,000	—
3.600% Senior Secured Notes due 2060	1,000	—
Other debt	240	25
Unamortized premium on debt to affiliates	—	43
Unamortized premium on debt to third parties	2,197	—
Unamortized discount on debt to affiliates	(20)	(53)
Unamortized discount on debt to third parties	(197)	—
Debt issuance costs and consent fees	(244)	(46)
Total debt	71,125	24,969
Less: Current portion of Senior Notes and other debt to third parties	4,579	25
Total long-term debt	$66,546	$24,944
Classified on the balance sheet as:
Long-term debt	$61,830	$10,958
Long-term debt to affiliates	4,716	13,986
Total long-term debt	$66,546	$24,944

Index for Notes to the Consolidated Financial Statements
(1)On April 1, 2020, in connection with the closing of the Merger, we amended the $1.25 billion of 5.125% Senior Notes to affiliates due 2025 and $1.25 billion of 5.375% Senior Notes to affiliates due 2027, to change the maturity date thereof to April 15, 2021 and April 15, 2022, respectively. See “Financing Matters Agreement” section below for further information.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 4.6% and 5.2% for the years ended December 31, 2020 and 2019, respectively, on weighted average debt outstanding of $58.4 billion and $25.5 billion for the years ended December 31, 2020 and 2019, respectively. The weighted average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Issuances and Borrowings

During the year ended December 31, 2020, we issued the following Senior Secured Notes and entered into the following Secured loan facilities:

(in millions)	Principal Issuances	Premiums, Discounts and Issuance Costs	Net Proceeds from Issuance of Long-Term Debt	Issue Date
3.500% Senior Secured Notes due 2025	$3,000	$12	$2,988	April 9, 2020
3.750% Senior Secured Notes due 2027	4,000	17	3,983	April 9, 2020
3.875% Senior Secured Notes due 2030	7,000	78	6,922	April 9, 2020
4.375% Senior Secured Notes due 2040	2,000	47	1,953	April 9, 2020
4.500% Senior Secured Notes due 2050	3,000	24	2,976	April 9, 2020
1.500% Senior Secured Notes due 2026	1,000	5	995	June 24, 2020
2.050% Senior Secured Notes due 2028	1,250	8	1,242	June 24, 2020
2.550% Senior Secured Notes due 2031	1,750	12	1,738	June 24, 2020
2.050% Senior Secured Notes due 2028	500	(11)	511	October 6, 2020
2.550% Senior Secured Notes due 2031	750	(29)	779	October 6, 2020
3.000% Senior Secured Notes due 2041	1,250	15	1,235	October 6, 2020
3.300% Senior Secured Notes due 2051	1,500	16	1,484	October 6, 2020
2.250% Senior Secured Notes due 2031	1,000	5	995	October 28, 2020
3.000% Senior Secured Notes due 2041	1,250	38	1,212	October 28, 2020
3.300% Senior Secured Notes due 2051	1,500	58	1,442	October 28, 2020
3.600% Senior Secured Notes due 2060	1,000	11	989	October 28, 2020
Total of Senior Secured Notes issued	31,750	306	31,444
Secured bridge loan facility due 2021	19,000	257	18,743	April 1, 2020
Secured term loan facility due 2027	4,000	107	3,893	April 1, 2020
Total of Secured loan facilities issued	23,000	364	22,636
Total Issuances and Borrowings	$54,750	$670	$54,080

Credit Facilities

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

On April 1, 2020, in connection with the closing of the Merger, T-Mobile USA and certain of its affiliates, as guarantors, entered into a Bridge Loan Credit Agreement with certain financial institutions named therein, providing for a $19.0 billion secured bridge loan facility (“New Secured Bridge Loan Facility”). The New Secured Bridge Loan Facility had an interest rate equal to a per annum rate of LIBOR plus a margin of 1.25% and had a maturity date of March 31, 2021.

On April 1, 2020, in connection with the closing of the Merger, T-Mobile USA and certain of its affiliates, as guarantors, entered into a Credit Agreement (the “New Credit Agreement”) with certain financial institutions named therein, providing for a $4.0 billion secured term loan facility (“New Secured Term Loan Facility”) and a $4.0 billion revolving credit facility (“New Revolving Credit Facility”). On September 16, 2020, we increased the aggregate commitment under the New Revolving Credit Facility to $5.5 billion through an amendment (the “Incremental Amendment”) to the New Credit Agreement. The New Secured Term Loan Facility had an interest rate equal to a per annum rate of LIBOR plus a margin of 3.00% and had a maturity

Index for Notes to the Consolidated Financial Statements
date of April 1, 2027. The New Revolving Credit Facility bears interest at a rate equal to a per annum rate of LIBOR plus a margin of 1.25% with the margin subject to a reduction to 1.00% if T-Mobile’s Total First Lien Net Leverage Ratio (as defined in the New Credit Agreement) is less than or equal to 0.75 to 1.00. The commitments under the New Revolving Credit Facility mature on April 1, 2025. The New Credit Agreement contains customary representations, warranties and covenants, including a financial maintenance covenant of 3.3x with respect to T-Mobile’s Total First Lien Net Leverage Ratio commencing with the period ending September 30, 2020.

On April 1, 2020, in connection with the closing of the Merger, we drew down on our $19.0 billion New Secured Bridge Loan Facility and our $4.0 billion New Secured Term Loan Facility. We used the net proceeds of $22.6 billion from the drawdown of the secured facilities to repay our $4.0 billion Incremental Term Loan Facility with DT and to repurchase from DT $4.0 billion of indebtedness to affiliates, consisting of $2.0 billion of 5.300% Senior Notes due 2021 and $2.0 billion of 6.000% Senior Notes due 2024, as well as to redeem certain debt of Sprint and Sprint’s subsidiaries, including the secured term loans due 2024 with a total principal amount outstanding of $5.9 billion, accounts receivable facility with a total amount outstanding of $2.3 billion, and Sprint’s 7.250% Guaranteed Notes due 2028 with a total principal amount outstanding of $1.0 billion, and for post-closing general corporate purposes of the combined company.

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

On October 30, 2020, we entered into a $5.0 billion senior secured term loan commitment with certain financial institutions. Subsequent to December 31, 2020, on January 14, 2021, we issued an aggregate of $3.0 billion in Senior Notes. A portion of the senior secured term loan commitment was reduced by an amount equal to the aggregate gross proceeds of the Senior Notes, which reduced the commitment to $2.0 billion. Up to $2.0 billion of loans under the commitment may be drawn at any time (subject to customary conditions precedent) through June 30, 2021. If drawn, the facility matures in 364 days with one six-month extension exercisable at our discretion. Proceeds may be used for general corporate purposes and will accrue interest at a rate of LIBOR plus a margin of 1.25% per annum.

Senior Notes

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

On October 6, 2020, T-Mobile USA and certain of its affiliates, as guarantors, issued an aggregate of $4.0 billion in Senior Secured Notes bearing interest rates ranging from 2.050% to 3.300% and maturing in 2028 through 2051. On October 9, 2020, we used the net proceeds of $4.0 billion to repay at par all of the outstanding amounts under, and terminate, our New Secured Term Loan Facility.

On October 28, 2020, T-Mobile USA and certain of its affiliates, as guarantors, issued an aggregate of $4.75 billion in Senior Secured Notes bearing interest rates ranging from 2.250% to 3.600% and maturing in 2031 through 2060. We intend to use the net proceeds of $4.6 billion for general corporate purposes, which may include among other things, acquisitions of additional spectrum and refinancing existing indebtedness on an ongoing basis.

The Senior Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States or to, or for the account or benefit of, U.S. persons except in accordance with an applicable exemption from the registration requirements thereof. Accordingly, the Senior Secured Notes were offered and sold only (1) to persons reasonably believed to be “qualified institutional buyers” under Rule 144A under the Securities Act and (2) outside the United States to non-U.S. persons in reliance upon Regulation S under the Securities Act.

The Senior Secured Notes are secured by a first priority security interest, subject to permitted liens, in substantially all of our present and future assets, other than certain excluded assets. They are redeemable at our discretion, in whole or in part, at any

Index for Notes to the Consolidated Financial Statements
time. If redeemed prior to their contractually specified Par Call Date, the redemption price is subject to a make-whole premium calculated by reference to then-current U.S. Treasury rates plus a fixed spread; if redeemed on or after their respective Par Call Date, the make-whole premium does not apply. The amount of time by which the Par Call Date precedes the maturity date of the respective note varies from one to six months.

We have entered into a Registration Rights Agreement that is in effect through the maturity of the applicable Senior Secured Notes. This agreement calls for us to use commercially reasonable efforts to file a registration statement and have it declared effective within a particular time period and to maintain the effectiveness of the registration statement for a certain period of time. If a default occurs, we will pay additional interest up to a maximum increase of 0.50% per annum. We have not accrued any obligations associated with the Registration Rights Agreement as compliance with the agreements is considered probable.

Subsequent to December 31, 2020, on January 14, 2021, T-Mobile USA issued $1.0 billion of 2.250% Senior Notes due 2026, $1.0 billion of 2.625% Senior Notes due 2029, and $1.0 billion of 2.875% Senior Notes due 2031. We intend to use the net proceeds of $3.0 billion for general corporate purposes, which may include among other things, financing acquisitions of additional spectrum and refinancing existing indebtedness on an ongoing basis.

Debt Assumed

In connection with the Merger, we assumed the following indebtedness of Sprint:

(in millions)	Fair value as of April 1, 2020	Principal Outstanding as of December 31, 2020	Carrying Value as of December 31, 2020
7.250% Senior Notes due 2021	$2,324	$2,250	$2,287
7.875% Senior Notes due 2023	4,682	4,250	4,594
7.125% Senior Notes due 2024	2,746	2,500	2,706
7.625% Senior Notes due 2025	1,677	1,500	1,652
7.625% Senior Notes due 2026	1,701	1,500	1,679
3.360% Senior Secured Series 2016-1 A-1 Notes due 2021 (1)	1,310	656	656
4.738% Senior Secured Series 2018-1 A-1 Notes due 2025 (1)	2,153	2,100	2,145
5.152% Senior Secured Series 2018-1 A-2 Notes due 2028 (1)	1,960	1,838	1,950
7.000% Senior Notes due 2020	1,510	—	—
11.500% Senior Notes due 2021	1,105	1,000	1,057
6.000% Senior Notes due 2022	2,372	2,280	2,346
6.875% Senior Notes due 2028	2,834	2,475	2,808
8.750% Senior Notes due 2032	2,649	2,000	2,620
Accounts receivable facility	2,310	—	—
Other debt	464	256	240
Total Debt Assumed	$31,797	$24,605	$26,740
(1)In connection with the closing of the Merger, we assumed Sprint’s spectrum-backed notes, which are collateralized by the acquired directly held and third-party leased Spectrum licenses. See “Spectrum Financing” section below for further information.

Index for Notes to the Consolidated Financial Statements
Redemptions and Repayments

During the year ended December 31, 2020, we repaid the following loan facilities and redeemed the following Senior Notes held by third parties and Senior Notes held by affiliates:

(in millions)	Principal Amount	Write-off of Premiums, Discounts and Issuance Costs (1)	Other (2)	Redemption or Repayment Date	Redemption Price
6.500% Senior Notes due 2024	$1,000	$12	$22	July 4, 2020	102.167%
7.000% Senior Notes due 2020	1,500	—	—	August 15, 2020	N/A
6.375% Senior Notes due 2025	1,700	24	36	September 1, 2020	102.125%
Total Senior Notes to third parties redeemed	4,200	36	58
5.300% Senior Notes to affiliates due 2021 (3)	2,000	—	—	April 1, 2020	100.000%
6.000% Senior Notes to affiliates due 2024 (3)	1,350	(26)	—	April 1, 2020	100.000%
6.000% Senior Notes to affiliates due 2024 (3)	650	(15)	—	April 1, 2020	100.000%
5.125% Senior Secured Notes to affiliates due 2025	1,250	15	—	July 4, 2020	100.000%
Total Senior Notes to affiliates redeemed	5,250	(26)	—
Total Redemptions	$9,450	$10	$58

Incremental term loan facility to affiliates due 2022	$2,000	$—	$—	April 1, 2020	100.000%
Incremental term loan facility to affiliates due 2024	2,000	—	—	April 1, 2020	100.000%
Accounts receivable facility	2,310	—	—	April 1, 2020	100.000%
Secured bridge loan facility due 2021	19,000	251	(47)	April 9, 2020	100.128%
3.360% Senior Secured Series 2016-1 A-1 Notes due 2021	656	—	—	Various	N/A
Secured term loan facility due 2027	4,000	100	—	October 9, 2020	100.000%
Other debt	481	—	—	Various	N/A
Total Repayments	$30,447	$351	$(47)

(1)Write-off of premiums, discounts and issuance costs are included in Other expense, net in our Consolidated Statements of Comprehensive Income. Write-off of issuance costs are included in Loss on redemption of debt within Net cash provided by operating activities in our Consolidated Statements of Cash Flows.
(2)Primarily represents a reimbursement of a portion of the commitment letter fees that were paid to financial institutions when we drew down on the Secured Bridge Loan Facility on April 1, 2020 and is included in Other expense, net in our Consolidated Statements of Comprehensive Income.
(3)Pursuant to the Financing Matters Agreement, the Senior Notes were effectively redeemed through a repurchase and were cancelled and retired in full on April 1, 2020.

On April 9, 2020, we repaid all of the outstanding amounts under, and terminated, our $19.0 billion New Secured Bridge Loan Facility. Additionally, in connection with the repayment of our New Secured Bridge Loan Facility, we received a reimbursement of $71 million, which represents a portion of the Commitment Letter fees that were paid to certain financial institutions when we drew down on the New Secured Bridge Loan Facility on April 1, 2020. The reimbursement is presented in Other expense, net in our Consolidated Statements of Comprehensive Income.

On July 4, 2020, we redeemed $1.0 billion aggregate principal amount of our 6.500% Senior Notes due 2024. The notes were redeemed at a redemption price equal to 102.167% of the principal amount of the notes (plus accrued and unpaid interest thereon), and were paid on July 6, 2020. The redemption premium was approximately $22 million and the write off of issuance costs and consent fees was approximately $12 million, which were included in Other expense, net in our Consolidated Statements of Comprehensive Income and Losses on redemption of debt in our Consolidated Statements of Cash Flows.

On July 4, 2020, we also redeemed $1.25 billion aggregate principal amount of our 5.125% Senior Notes to affiliates due 2021, as further described below under “Senior Notes to Affiliates.”

On August 15, 2020, we redeemed at maturity $1.5 billion aggregate principal amount of our 7.000% Senior Notes due 2020 (plus accrued and unpaid interest thereon).

On September 1, 2020, we redeemed $1.7 billion aggregate principal amount of our 6.375% Senior Notes due 2025. The notes were redeemed at a redemption price equal to 102.125% of the principal amount of the notes (plus accrued and unpaid interest thereon), and were paid on September 1, 2020. The redemption premium was approximately $36 million and the write off of

Index for Notes to the Consolidated Financial Statements
issuance costs and consent fees was approximately $24 million, which were included in Other expense, net in our Consolidated Statements of Comprehensive Income.

On October 9, 2020, we repaid at par all of the outstanding amounts under, and terminated, our New Secured Term Loan Facility. The write off of discounts and issuance costs was approximately $100 million, which were included in Other expense, net in our Consolidated Statements of Comprehensive Income.

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

Senior Notes to Affiliates

On July 4, 2020, we redeemed $1.25 billion aggregate principal amount of our 5.125% Senior Notes to affiliates due 2021. The notes were redeemed at a redemption price equal to 100.00% of the principal amount of the notes (plus accrued and unpaid interest thereon), and were paid on July 6, 2020. The write off of discounts was approximately $15 million and was included in Other expense, net in our Consolidated Statements of Comprehensive Income and Losses on redemption of debt in our Consolidated Statements of Cash Flows.

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

Index for Notes to the Consolidated Financial Statements
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

In connection with obtaining the requisite consents, on May 20, 2018, T-Mobile USA, the guarantors and Deutsche Bank Trust Company Americas, as trustee, executed and delivered the 37th supplemental indenture to the Indenture, pursuant to which, with respect to each of our Senior Notes to third parties, all the amendments mentioned above (collectively, the “Debt Amendments”) would become effective immediately prior to the consummation of the Merger.

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

Spectrum Financing

On April 1, 2020, in connection with the closing of the Merger, we assumed Sprint’s spectrum-backed notes, which are collateralized by the acquired directly held and third-party leased Spectrum licenses (collectively, the “Spectrum Portfolio“) transferred to wholly owned bankruptcy-remote special purpose entities (collectively, the “Spectrum Financing SPEs”). As of December 31, 2020, the total outstanding obligations under these Notes was $4.6 billion.

In October 2016, certain subsidiaries of Sprint Communications, Inc. transferred the Spectrum Portfolio to the Spectrum Financing SPEs, which was used as collateral to raise an initial $3.5 billion in senior secured notes (the “2016 Spectrum-Backed Notes”) bearing interest at 3.360% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes are repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. During the year ended December 31, 2020, we made scheduled principal repayments of $656 million, resulting in a total principal amount outstanding related to the 2016 Spectrum-Backed Notes of $656 million as of December 31, 2020, which was classified as Short-term debt in the Consolidated Balance Sheets.

In March 2018, Sprint issued approximately $3.9 billion in aggregate principal amount of senior secured notes (the “2018 Spectrum-Backed Notes” and together with the 2016 Spectrum-Backed Notes, the “Spectrum-Backed Notes”) under the existing $7.0 billion securitization program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bears interest at 4.738% per annum, and has quarterly interest-only payments until June 2021, and amortizing quarterly principal amounts thereafter commencing in June 2021 through March 2025. As of December 31, 2020, $394 million of the aggregate principal amount was classified as Short-term debt in the Consolidated Balance Sheets. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, and has quarterly interest-only payments until June 2023, and amortizing quarterly principal amounts thereafter commencing in June 2023 through March 2028. The Spectrum Portfolio, which also serves as collateral for the Spectrum-Backed Notes, remains substantially identical to the original portfolio from October 2016.

Simultaneously with the October 2016 offering, Sprint Communications, Inc. entered a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. Sprint Communications, Inc. is required to make monthly lease payments to the Spectrum Financing SPEs in an aggregate amount that is market-based relative to the spectrum usage rights as of the closing date and equal to $165 million per month. The lease payments, which are guaranteed by T-Mobile subsidiaries, are sufficient to service all outstanding series of the 2016 Spectrum Backed Notes and the lease also constitutes collateral for the senior secured notes. Because the Spectrum Financing SPEs are wholly owned T-Mobile subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.

Each Spectrum Financing SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the respective Spectrum Financing SPE, to be satisfied out of the Spectrum Financing SPE’s assets prior to any assets of such Spectrum Financing SPE becoming available to T-Mobile. Accordingly, the assets of each Spectrum

Index for Notes to the Consolidated Financial Statements
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

Standby Letters of Credit

For the purposes of securing our obligations to provide device insurance services and for purposes of securing our general purpose obligations, we maintain standby letters of credit with certain financial institutions. We assumed certain of Sprint’s standby letters of credit in the Merger. Our outstanding standby letters of credit were $555 million and $113 million as of December 31, 2020 and 2019, respectively.

Note 9 – Tower Obligations

Existing CCI Tower Lease Arrangements

In 2012, we conveyed to Crown Castle International Corp. (“CCI”) the exclusive right to manage and operate approximately 7,100 tower sites (“CCI Lease Sites”) via a master prepaid lease with site lease terms ranging from 23 to 37 years (the “2012 Tower Transaction”). CCI has fixed-price purchase options for the CCI Lease Sites totaling approximately $2.0 billion, exercisable at the end of the lease term. We lease back a portion of the space at certain tower sites for an initial term of 10 years, followed by optional renewals at customary terms.

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

We determined the SPEs containing the CCI Lease Sites (“Lease Site SPEs”) are VIEs as they lack sufficient equity to finance their activities. We have a variable interest in the Lease Site VIE but are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the Lease Site VIE’s economic performance. These activities include managing tenants and underlying ground leases, performing repair and maintenance on the towers, the obligation to absorb expected losses and the right to receive the expected future residual returns from the purchase option to acquire the CCI Lease Sites. As we determined that we are not the primary beneficiary and do not have a controlling financial interest in the Lease Site SPEs, the Lease Site SPEs are not included in our consolidated financial statements.

However, we also considered if this arrangement resulted in the sale of the CCI Lease Sites for which we would de-recognize the tower assets. By assessing whether control had transferred, we concluded that transfer of control criteria, as discussed in the revenue standard, were not met. Accordingly, we recorded this arrangement as a financing whereby we recorded debt, a financial obligation, and the CCI Lease Sites tower assets remained on our balance sheet. We recorded long-term financial obligations in the amount of the net proceeds received and recognize interest on the tower obligations at a rate of approximately 8% using the effective interest method. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by us to CCI and through net cash flows generated and retained by CCI from operation of the tower sites.

Acquired CCI Tower Lease Arrangements

Prior to the Merger, Sprint entered into a lease-out and leaseback arrangement with Global Signal Inc., a third party that was subsequently acquired by CCI, that conveyed to CCI the exclusive right to manage and operate approximately 6,400 tower sites (“Master Lease Sites”) via a master prepaid lease. These agreements were assumed upon the close of the Merger, at which point the remaining term of the lease-out was approximately 17 years with no renewal options. CCI has a fixed price purchase option for all (but not less than all) of the leased or subleased sites for approximately $2.3 billion, exercisable one year prior to the

Index for Notes to the Consolidated Financial Statements
expiration of the agreement and ending 120 days prior to the expiration of the agreement. We lease back a portion of the space at certain tower sites for an initial term of 10 years, followed by optional renewals at customary terms.

We considered if this arrangement resulted in the sale of the Master Lease Sites for which we would de-recognize the tower assets. By assessing whether control had transferred, we concluded that transfer of control criteria, as discussed in the revenue standard, were not met. Accordingly, we recorded this arrangement as a financing whereby we recorded debt, a financial obligation, and the Master Lease Sites tower assets remained on our balance sheet.

As of the Merger date, we recognized Property and equipment with a fair value of $2.8 billion and tower obligations related to amounts owed to CCI under the leaseback of $1.1 billion. Additionally, we recognized $1.7 billion in Other long-term liabilities associated with contract terms that are unfavorable to current market rates, which includes unfavorable terms associated with the fixed-price purchase option in 2037.

We recognize interest expense on the tower obligations at a rate of approximately 6% using the effective interest method. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by us to CCI. The tower assets are reported in Property and equipment, net in our Consolidated Balance Sheets and are depreciated to their estimated residual values over the expected useful life of the tower, which is 20 years.

The following table summarizes the balances associated with both of the tower arrangements in the Consolidated Balance Sheets:

(in millions)	December 31, 2020	December 31, 2019
Property and equipment, net	$2,838	$198
Tower obligations	3,028	2,236
Other long-term liabilities	1,712	—

Future minimum payments related to the tower obligations are approximately $397 million for the year ending December 31, 2021, $716 million in total for the years ending December 31, 2022 and 2023, $598 million in total for years ending December 31, 2024 and 2025, and $624 million in total for years thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $282 million in our Operating lease liabilities as of December 31, 2020.

Note 10 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communications services to three primary categories of customers:

•Postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, wearables, DIGITS, or other connected devices which includes tablets and SyncUP products. Our postpaid customers include customers of T-Mobile;
•Prepaid customers generally include customers who pay for wireless communications services in advance. Our prepaid customers include customers of T-Mobile and Metro by T-Mobile; and
•Wholesale customers include Machine-to-Machine and Mobile Virtual Network Operator customers that operate on our network but are managed by wholesale partners.

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Postpaid service revenues
Postpaid phone revenues	$33,939	$21,329	$19,745
Postpaid other revenues	2,367	1,344	1,117
Total postpaid service revenues	$36,306	$22,673	$20,862

Index for Notes to the Consolidated Financial Statements

We operate as a single operating segment. The balances presented within each revenue line item in our Consolidated Statements of Comprehensive Income represent categories of revenue from contracts with customers disaggregated by type of product and service. Service revenues also include revenues earned for providing value added services to customers, such as device insurance services. Revenue generated from the lease of mobile communication devices is included within Equipment revenues in our Consolidated Statements of Comprehensive Income.

We provide wireline communication services to domestic and international customers. Wireline service revenues of $626 million for the year ended December 31, 2020, relate to the wireline operations acquired in the Merger and are presented in Roaming and other service revenues in our Consolidated Statements of Comprehensive Income.

Equipment revenues from the lease of mobile communication devices were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Equipment revenues from the lease of mobile communication devices	$4,181	$599	$692

Contract Balances

The opening and closing balances of our contract asset and contract liability balances from contracts with customers as of December 31, 2019 and December 31, 2020, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2019	$63	$560
Balance as of December 31, 2020	278	824
Change	$215	$264

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract. Through the Merger, we acquired contracts assets associated with promotional bill credits and subsidized devices with a value of $154 million as of April 1, 2020.

The change in the existing and acquired contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment which is recognized as bad debt expense. The current portion of our Contract assets of approximately $204 million and $50 million as of December 31, 2020 and 2019, respectively, was included in Other current assets in our Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Through the Merger, we assumed contract liabilities with a value of $336 million as of April 1, 2020. Additional changes in contract liabilities are primarily related to the volume and rate plans of active prepaid customers. Contract liabilities are primarily included in Deferred revenue in our Consolidated Balance Sheets.

Revenues for the years ended December 31, 2020 and 2019, include the following:

	Year Ended December 31,
(in millions)	2020	2019
Amounts included in the beginning of year contract liability balance	$545	$643

Remaining Performance Obligations

As of December 31, 2020, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.5 billion. We expect to recognize revenue as service is provided on these postpaid contracts over an extended contract term of 24 months. Transaction price allocated to remaining service performance obligations associated with subsidized devices and promotional bill credits acquired through the Merger at April 1, 2020, was $1.0 billion.

Through the Merger, on April 1, 2020, we acquired contracts associated with lease promotional credits with aggregate amount of transaction price allocated to remaining service and lease performance obligations of $4.8 billion and $2.6 billion, respectively. As of December 31, 2020, the aggregate amount of transaction price allocated to remaining service and lease

Index for Notes to the Consolidated Financial Statements
performance obligations associated with operating leases was $2.1 billion and $1.2 billion, respectively. We expect to recognize this revenue as service is provided over the lease contract term of 18 months.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and other service contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of December 31, 2020, the aggregate amount of the contractual minimum consideration for wholesale, roaming and other service contracts is $1.3 billion, $1.1 billion and $317 million for 2021, 2022, and 2023 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to nine years.

Contract Costs

The total balance of deferred incremental costs to obtain contracts was $1.1 billion and $906 million as of December 31, 2020 and 2019, respectively, and is included in Other assets in our Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs is included in Selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income and was $865 million and $604 million for the years ended December 31, 2020 and 2019, respectively.

Immediately preceding the close of the Merger, Sprint had deferred costs to obtain postpaid contracts of approximately $1.7 billion. This balance was adjusted to zero as part of our purchase price allocation. Contract costs capitalized for new postpaid contracts will accumulate in Other assets in our Consolidated Balance Sheets from the Merger close date. As a result, there was a net benefit to Operating income in our Consolidated Statements of Comprehensive Income during the year ended December 31, 2020, as capitalization of costs exceed amortization. As capitalized costs amortize into expense over time, the accretive benefit to Operating income is expected to moderate in 2021 and normalize in 2022.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the years ended December 31, 2020 and 2019.

Note 11 – Employee Compensation and Benefit Plans

Under our 2013 Omnibus Incentive Plan and the Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan that T-Mobile assumed in connection with the closing of the Merger, as described below (the “Incentive Plans”), we are authorized to issue up to 101 million shares of our common stock. Under our Incentive Plans, we can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance awards to eligible employees, consultants, advisors and non-employee directors. As of December 31, 2020, there were approximately 25 million shares of common stock available for future grants under our Incentive Plans.

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

Index for Notes to the Consolidated Financial Statements
Stock-based compensation expense and related income tax benefits were as follows:

	As of and for the Year Ended December 31,
(in millions, except shares, per share and contractual life amounts)	2020	2019	2018
Stock-based compensation expense	$694	$495	$424
Income tax benefit related to stock-based compensation	$132	$92	$81
Weighted average fair value per stock award granted	$96.27	$73.25	$61.52
Unrecognized compensation expense	$592	$515	$547
Weighted average period to be recognized (years)	1.9	1.6	1.8
Fair value of stock awards vested	$1,315	$512	$471

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

On April 22, 2020, we filed a Form S-8 to register a total of 25,304,224 shares of common stock, representing those covered by the Sprint Corporation 1997 Long-Term Stock Incentive Program, the Sprint Corporation 2007 Omnibus Incentive Plan and the Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”) that T-Mobile assumed in connection with the closing of the Merger. This included 7,043,843 shares of T-Mobile common stock issuable upon exercise or settlement of the Assumed Awards held by current directors, officers, employees and consultants of T-Mobile or its subsidiaries who were directors, officers, employees and consultants of Sprint or its subsidiaries immediately prior to the Effective Time, as well as (i) 12,420,945 shares of T-Mobile common stock that remain available for issuance under the 2015 Plan and (ii) 5,839,436 additional shares of T-Mobile common stock subject to awards granted under the 2015 Plan that may become available for issuance under the 2015 Plan if any awards under the 2015 Plan are forfeited, lapse unexercised or are settled in cash.

Index for Notes to the Consolidated Financial Statements
Time-Based Restricted Stock Units and Restricted Stock Awards

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2019	10,503,211	$67.31	0.9	$824
Assumed through acquisition	1,852,527	83.90
Granted	5,891,303	97.18
Vested	(7,112,552)	69.32
Forfeited	(1,033,267)	84.52
Nonvested, December 31, 2020	10,101,222	84.61	0.9	1,362

Performance-Based Restricted Stock Units and Restricted Stock Awards

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2019	3,803,539	$69.78	1.0	$300
Assumed through acquisition	3,535,384	83.90
Granted	1,212,522	110.38
Performance award achievement adjustments (1)	887,528	70.96
Vested	(6,127,838)	77.11
Forfeited	(138,034)	83.90
Nonvested, December 31, 2020	3,173,101	86.58	1.0	428
PRSUs included in the table above are shown at target. Share payout can range from 0% to 200% based on different performance outcomes. Weighted average grant date fair value of RSU and PRSU assumed through acquisition is based on the fair value on the date assumed.
(1)Represents PRSUs granted prior to 2020 for which the performance achievement period was completed in 2020, resulting in incremental unit awards. These PRSU awards are also included in the amount vested in 2020.

Payment of the underlying shares in connection with the vesting of RSU and PRSU awards generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. We have agreed to withhold shares of common stock otherwise issuable under the RSU and PRSU awards to cover certain of these tax obligations, with the net shares issued to the employee accounted for as outstanding common stock. We withheld 4,441,107 and 2,094,555 shares of common stock to cover tax obligations associated with the payment of shares upon vesting of stock awards and remitted cash of $439 million and $156 million to the appropriate tax authorities for the years ended December 31, 2020 and 2019, respectively.

Employee Stock Purchase Plan

Our ESPP allows eligible employees to contribute up to 15% of their eligible earnings toward the semi-annual purchase of our shares of common stock at a discounted price, subject to an annual maximum dollar amount. Employees can purchase stock at a 15% discount applied to the closing stock price on the first or last day of the six-month offering period, whichever price is lower. The number of shares issued under our ESPP was 2,144,036 and 2,091,650 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the number of securities remaining available for future sale and issuance under the ESPP was 4,253,858. Sprint’s ESPP was terminated prior to the Merger close and legacy Sprint employees were eligible to enroll in our ESPP on August 15, 2020.

Our ESPP provides for an annual increase in the aggregate number of shares of our common stock reserved for sale and authorized for issuance thereunder as of the first day of each fiscal year (beginning with fiscal year 2016) equal to the lesser of (i) 5,000,000 shares of our common stock, and (ii) the number of shares of T-Mobile common stock determined by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”). For fiscal years 2016 through 2019, the Compensation Committee determined that no such increase in shares of our common stock was necessary. However, an additional 5,000,000 shares of our common stock were automatically added to the ESPP share reserve as of January 1, 2020 and 2021, respectively.

Index for Notes to the Consolidated Financial Statements
Stock Options

Stock options outstanding relate to the Metro Communications, Inc. 2010 Equity Incentive Compensation Plan, the Amended and Restated Metro Communications, Inc. 2004 Equity Incentive Compensation Plan, the Layer3 TV, Inc. 2013 Stock Plan, and the Sprint 2015 Plan (collectively, the “Stock Option Plans”). No new awards may be granted under the Stock Option Plans, and no awards were granted during the year ended December 31, 2020.

The following activity occurred under the Stock Option Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	194,942	$13.80	2.9
Assumed through acquisition	1,635,518	33.37
Exercised	(906,295)	53.02
Expired/canceled	(5,470)	49.75
Outstanding at December 31, 2020	918,695	51.77	4.0
Exercisable at December 31, 2020	917,955	51.79	4.0
Weighted average grant date fair value of stock options assumed through acquisition is based on the fair value on the date assumed.

Stock options exercised under the Stock Option Plans generated proceeds of approximately $48 million and $1 million for the years ended December 31, 2020 and 2019, respectively.

The grant-date fair value of share-based incentive compensation awards attributable to post-combination services, including restricted stock units and stock options, from our Merger with Sprint was approximately $163 million.

Pension and Other Post Retirement Benefits Plans

Upon the completion of our Merger with Sprint, we acquired the assets and assumed the liabilities associated with the Sprint Retirement Pension Plan (the “Pension Plan”) as well as other postretirement employee benefit plans. As of December 31, 2005, the Pension Plan was amended to freeze benefit plan accruals for the participants. The plan assets acquired and obligations assumed were recognized at fair value on the Merger close date.

The objective for the investment portfolio of the Pension Plan is to achieve a long-term nominal rate of return, net of fees, that exceeds the Pension Plan's long-term expected rate of return on investments for funding purposes. To meet this objective, our investment strategy is governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 24% to U.S. equities; 17% to international equities; 44% to fixed income investments; 11% to real estate investments; and 4% to other investments including hedge funds. Actual allocations are allowed to deviate from target allocation percentages within a range for each asset class as defined in the investment policy. The long-term expected rate of return on plan assets was 5% for the year ended December 31, 2020, while the actual rate of return on plan assets was 21% during that period. The long-term expected rate of return on investments for funding purposes is 4% for the year ended December 31, 2021.

The components of net expense recognized for the Pension Plan were as follows:

(in millions)	Year Ended December 31, 2020
Interest on projected benefit obligations	$52
Expected return on pension plan assets	(45)
Net pension expense	$7

Index for Notes to the Consolidated Financial Statements
The net expense associated with the Pension Plan is included in Other expense, net of our Consolidated Statements of Comprehensive Income.

Investments of the Pension Plan are measured at fair value on a recurring basis, which is determined using quoted market prices or estimated fair values. As of December 31, 2020, 12% of the investment portfolio was valued at quoted prices in active markets for identical assets, 85% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs, and 3% was valued using unobservable inputs that are supported by little or no market activity, the majority of which used the net asset value per share (or its equivalent) as a practical expedient to measure the fair value.

The fair values of our Pension Plan assets and certain other postretirement benefit plan assets in aggregate were $1.2 billion and $1.4 billion and our accumulated benefit obligations in aggregate were $2.1 billion and $2.3 billion as of April 1, 2020 and December 31, 2020, respectively. As a result, the plans were underfunded by approximately $892 million and $828 million as of April 1, 2020 and December 31, 2020, respectively, and were recorded in Other long-term liabilities in our Consolidated Balance Sheets. In determining our pension obligation for the year ended December 31, 2020, we used a weighted-average discount rate of 3%.

During the year ended December 31, 2020, we made contributions of $58 million to the benefit plans. No contributions were made by T-Mobile in fiscal periods prior to 2020. We expect to make contributions to the Plan of $89 million through the year ending December 31, 2021.

Future benefits expected to be paid are approximately $97 million for the year ending December 31, 2021, $198 million in total for the years ending December 31, 2022 and 2023, $206 million in total for the years ending December 31, 2024 and 2025, and $548 million in total for the years ending December 31, 2026, through December 31, 2030.

Employee Retirement Savings Plan

We sponsor retirement savings plans for the majority of our employees under Section 401(k) of the Internal Revenue Code and similar plans. The plans allow employees to contribute a portion of their pretax and post-tax income in accordance with specified guidelines. The plans provide that we match a percentage of employee contributions up to certain limits. Employer matching contributions were $179 million, $119 million and $102 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 12 – Discontinued Operations

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

On July 1, 2020, pursuant to the Asset Purchase Agreement, upon the terms and subject to the conditions thereof, we completed the Prepaid Transaction. Upon closing of the Prepaid Transaction, we received $1.4 billion from DISH for the Prepaid Business, subject to a working capital adjustment. The close of the Prepaid Transaction did not have a significant impact on our Consolidated Statements of Comprehensive Income.

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

Of the total $1.4 billion of proceeds received under the Prepaid Transaction, approximately $162 million was allocated to the EIP receivables to which we transferred DISH a 100% participation interest. We accounted for this portion of the proceeds as a secured borrowing and present it in Other, net, within Net cash provided by (used in) financing activities in our Consolidated Statements of Cash Flows accordingly. The remaining $1.2 billion was allocated to the divested net assets of the Prepaid

Index for Notes to the Consolidated Financial Statements
Business. The net cash received for the Prepaid Business is presented in Proceeds from the divestiture of prepaid business within Net cash used in investing activities in our Consolidated Statements of Cash Flows.

The results of the Prepaid Business include revenues and expenses directly attributable to the operations disposed. Corporate and administrative expenses, including Interest expense, not directly attributable to the operations were not allocated to the Prepaid Business. The results of the Prepaid Business from April 1, 2020, through December 31, 2020, are presented in Income from discontinued operations, net of tax in our Consolidated Statements of Comprehensive Income.

The components of discontinued operations from the Merger close date of April 1, 2020, through December 31, 2020, were as follows:

(in millions)	Year Ended December 31, 2020
Major classes of line items constituting pretax income from discontinued operations
Prepaid revenues	$973
Roaming and other service revenues	27
Total service revenues	1,000
Equipment revenues	270
Total revenues	1,270
Cost of services	25
Cost of equipment sales	499
Selling, general and administrative	314
Total operating expenses	838
Pretax income from discontinued operations	432
Income tax expense	(112)
Income from discontinued operations	$320

Net cash provided by operating activities from the Prepaid Business included in the Consolidated Statements of Cash Flows for the year ended December 31, 2020, were $611 million, all of which relates to the operations of the Prepaid Business during the three months ended June 30, 2020. There were no cash flows from investing or financing activities related to the Prepaid Business for the year ended December 31, 2020.

Continuing Involvement
Upon the closing of the Prepaid Transaction, we and DISH entered into (i) a License Purchase Agreement pursuant to which (a) DISH has the option to purchase certain 800 MHz spectrum licenses for a total of approximately $3.6 billion in a transaction to be completed, subject to certain additional closing conditions, following an application for FCC approval to be filed three years following the closing of the Merger and (b) we will have the option to lease back from DISH, as needed, a portion of the spectrum sold for an additional two years following the closing of the spectrum sale transaction, (ii) a Transition Services Agreement providing for our provisioning of transition services to DISH in connection with the Prepaid Business for a period of up to three years following the closing of the Prepaid Transaction, (iii) a Master Network Services Agreement providing for the provisioning of network services to customers of the Prepaid Business for a period of up to seven years following the closing of the Prepaid Transaction, and (iv) an Option to Acquire Tower and Retail Assets, offering DISH the option to acquire certain decommissioned towers and retail locations from us, subject to obtaining all necessary third-party consents, for a period of up to five years following the closing of the Prepaid Transaction.

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

Cash flows associated with the Master Network Services Agreement and Transition Services Agreement are included within Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

Index for Notes to the Consolidated Financial Statements
Note 13 – Income Taxes

Our sources of Income before income taxes were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
U.S.	$3,493	$4,557	$3,686
Foreign	37	46	231
Income from continuing operations before income taxes	$3,530	$4,603	$3,917

Income tax expense is summarized as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Current tax benefit (expense)
Federal	$17	$24	$39
State	(84)	(70)	(63)
Foreign	(10)	2	(25)
Total current tax expense	(77)	(44)	(49)
Deferred tax benefit (expense)
Federal	(676)	(954)	(750)
State	(34)	(125)	(160)
Foreign	1	(12)	(70)
Total deferred tax expense	(709)	(1,091)	(980)
Total income tax expense	$(786)	$(1,135)	$(1,029)

The reconciliation between the U.S. federal statutory income tax rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
Effect of law and rate changes	(0.8)	0.4	1.9
Change in valuation allowance	(2.6)	(1.8)	(1.6)
State taxes, net of federal benefit	4.8	5.1	4.8
Foreign taxes, net of federal benefit	0.3	0.3	2.4
Permanent differences	0.4	0.6	0.7
Federal tax credits, net of reserves	(0.9)	(0.8)	(2.9)
Equity-based compensation	(2.5)	(0.6)	(0.8)
Non-deductible compensation	2.3	0.6	0.8
Other, net	0.3	(0.1)	—
Effective income tax rate	22.3%	24.7%	26.3%

Index for Notes to the Consolidated Financial Statements
Significant components of deferred income tax assets and liabilities, tax effected, are as follows:

(in millions)	December 31, 2020	December 31, 2019
Deferred tax assets
Loss carryforwards	$4,540	$823
Lease liabilities	8,031	3,403
Property and equipment	90	—
Reserves and accruals	1,348	659
Federal and state tax credits	411	331
Other	2,665	903
Deferred tax assets, gross	17,085	6,119
Valuation allowance	(878)	(129)
Deferred tax assets, net	16,207	5,990
Deferred tax liabilities
Spectrum licenses	17,518	5,902
Property and equipment	—	2,506
Lease right-of-use assets	7,239	2,881
Other intangible assets	912	19
Other	504	289
Total deferred tax liabilities	26,173	11,597
Net deferred tax liabilities	$9,966	$5,607

Classified on the balance sheet as:
Deferred tax liabilities	$9,966	$5,607

As of December 31, 2020, we have tax effected federal net operating loss (“NOL”) carryforwards of $3.5 billion, state NOL carryforwards of $1.5 billion and foreign NOL carryforwards of $67 million, expiring through 2040. Federal and certain state NOLs generated in and after 2018 do not expire. As of December 31, 2020, our tax effected federal, state and foreign NOL carryforwards for financial reporting purposes were approximately $176 million, $455 million and $26 million, respectively, less than our NOL carryforwards for federal, state and foreign income tax purposes, due to unrecognized tax benefits of the same amount. The unrecognized tax benefit amounts exclude offsetting tax effects of $144 million in other jurisdictions.

As of December 31, 2020, we have research and development, foreign tax and other general business credit carryforwards with a combined value of $569 million for federal income tax purposes, an immaterial amount of which begins to expire in 2021.

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

As of December 31, 2020, 2019 and 2018, our valuation allowance was $878 million, $129 million and $210 million, respectively. The change from December 31, 2019, to December 31, 2020, primarily related to $848 million of deferred tax assets acquired via the Merger for which a valuation allowance is deemed necessary, partially offset by a reduction in the valuation allowance against deferred tax assets in federal and certain other jurisdictions associated with additional tax attribute utilization and expiration. The change from December 31, 2018, to December 31, 2019, primarily related to a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions resulting from legal entity reorganizations. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided. It is possible that our valuation allowance may change within the next 12 months.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are currently under examination by various states. Management does not believe the resolution of any of the audits will result in a material change to our financial condition, results of operations or cash flows. The IRS has concluded its audits of our federal tax returns through the 2009 tax year; however, NOL and other carryforwards for certain audited periods remain open for examination. U.S. federal, state and foreign examination for years prior to 2001 are generally closed.

Index for Notes to the Consolidated Financial Statements
A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Unrecognized tax benefits, beginning of year	$514	$462	$412
Gross increases to tax positions in prior periods	6	—	16
Gross decreases to tax positions in prior periods	(28)	—	(11)
Gross increases to current period tax positions	45	64	39
Gross increases due to current period business acquisitions	624	—	10
Gross decreases due to settlements with taxing authorities	(2)	(12)	(4)
Unrecognized tax benefits, end of year	$1,159	$514	$462

As of December 31, 2020, 2019 and 2018, we had $857 million, $310 million and $263 million, respectively, in unrecognized tax benefits that, if recognized, would affect our annual effective tax rate. The balance as of December 31, 2020 includes measurement period adjustments associated with the Merger to reflect facts and circumstances in existence as of the effective time of the Merger. Our estimate of these unrecognized tax benefits is preliminary and is subject to finalization and adjustment, which could be material, during the measurement period of up to one year from the Merger close date. Penalties and interest on income tax assessments are included in Selling, general and administrative expenses and Interest expense, respectively, in our Consolidated Statements of Comprehensive Income. The accrued interest and penalties associated with unrecognized tax benefits are insignificant.

Note 14 – SoftBank Equity Transaction

On June 22, 2020, we entered into a Master Framework Agreement (the “Master Framework Agreement”) by and among the Company, SoftBank, SoftBank Group Capital Ltd, a wholly owned subsidiary of SoftBank (“SBGC”), Delaware Project 4 L.L.C., a wholly owned subsidiary of SoftBank, Delaware Project 6 L.L.C., a wholly owned subsidiary of SoftBank, Claure Mobile LLC (“CM LLC”), DT, and T-Mobile Agent LLC, a wholly owned subsidiary of the Company.

The Master Framework Agreement and related transactions were entered into to facilitate SoftBank’s monetization of a portion of our common stock held by SoftBank (the “SoftBank Monetization”). In connection with the Master Framework Agreement, DT waived the restriction on the transfer under its Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, with SoftBank (the “SoftBank Proxy Agreement”) with respect to approximately 198 million shares of our common stock held by SoftBank (the “Released Shares”). Upon the close of the Public Equity Offering (as defined below), we received a payment from SoftBank for $304 million for our role in facilitating the SoftBank Monetization. The payment received from SoftBank, net of tax, of $230 million was recorded as Additional paid-in capital in our Consolidated Balance Sheets and is presented as a reduction of Repurchases of common stock within Net cash provided by (used in) financing activities within our Consolidated Statements of Cash Flows.

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

Index for Notes to the Consolidated Financial Statements
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

As these transactions occurred with separate counterparties, the exchange of shares and cash are presented on a gross basis in our Consolidated Statement of Stockholders’ Equity and Consolidated Statements of Cash Flows, respectively. The shares sold are presented in Shares issued in secondary offering and the shares purchased from SBGC are presented in Shares repurchased from SoftBank within our Consolidated Statement of Stockholders’ Equity. The cash received from the sale of shares is presented in Issuance of common stock and the cash paid to purchase shares from SoftBank are presented in Repurchases of common stock within Net cash provided by (used in) financing activities within our Consolidated Statements of Cash Flows.

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

Ownership Following the SoftBank Monetization

As of December 31, 2020, DT and SoftBank held, directly or indirectly, approximately 43.4% and 8.6%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 48.0% of the outstanding T-Mobile common stock held by other stockholders.

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

Accordingly, as a result of the Proxy Agreements, DT has voting control as of December 31, 2020 over approximately 52.3% of the outstanding T-Mobile common stock.

Index for Notes to the Consolidated Financial Statements
DT Call Option

In exchange for DT consenting to the transfer of the Released Shares and as provided for in the Master Framework Agreement, DT received direct and indirect call options over up to approximately 101.5 million shares of our common stock held by SBGC. The arrangement provided DT with a fixed-price call option to purchase up to approximately 44.9 million shares at a price of $101.46 per share indirectly from SBGC through a back-to-back arrangement where (i) DT could purchase such shares from us (the “DT Fixed-Price Call Option”) and (ii) we would fulfill our obligations under the DT Fixed-Price Call Option by simultaneously purchasing the same number of shares on the same economic terms from SBGC (the “T-Mobile Fixed-Price Call Option”). In addition, DT has a floating-price call option to purchase up to approximately 56.6 million shares from SBGC directly.

The DT Fixed-Price Call Option and the T-Mobile Fixed-Price Call Option represented free-standing derivatives and were recorded at fair value and marked-to-market each period. As the mark-to-market valuations of the T-Mobile Fixed-Price Call Option and the DT Fixed-Price Call Option moved in equal and offsetting directions, there was no net impact on our Consolidated Statements of Comprehensive Income.

On October 6, 2020, we assigned our rights under the T-Mobile Fixed-Price Call Option to DT and DT terminated its right to purchase shares from us under the DT Fixed-Price Call Option, resulting in derecognition of the related derivative asset and liability in equal and offsetting amounts of $1.0 billion such that there was no net impact to our Consolidated Statements of Comprehensive Income.

Note 15 – Repurchases of Common Stock

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

Stock Purchases by Affiliate

In the first quarter of 2018, DT, our majority stockholder and an affiliated purchaser, purchased 3.3 million additional shares of our common stock at an aggregate market value of $200 million in the public market or from other parties, in accordance with the rules of the SEC and other applicable legal requirements. There were no purchases in 2019 and 2020. We did not receive proceeds from these purchases.

Index for Notes to the Consolidated Financial Statements
Note 16 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Year Ended December 31,
(in millions, except shares and per share amounts)	2020	2019	2018
Income from continuing operations	$2,744	$3,468	$2,888
Income from discontinued operations, net of tax	320	—	—
Net income	$3,064	$3,468	$2,888

Weighted average shares outstanding - basic	1,144,206,326	854,143,751	849,744,152
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	10,543,102	9,289,760	8,546,022
Weighted average shares outstanding - diluted	1,154,749,428	863,433,511	858,290,174

Basic earnings per share:
Continuing operations	$2.40	$4.06	$3.40
Discontinued operations	0.28	—	—
Earnings per share - basic	$2.68	$4.06	$3.40

Diluted earnings per share:
Continuing operations	$2.37	$4.02	$3.36
Discontinued operations	0.28	—	—
Earnings per share - diluted	$2.65	$4.02	$3.36

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	80,180	16,359	148,422
SoftBank contingent consideration (1)	36,630,268	—	—
(1) Represents the weighted average SoftBank Specified Shares outstanding from April 1, 2020, through December 31, 2020.

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

As of December 31, 2020, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of December 31, 2020 and 2019. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive or if there was a loss from continuing operations for the period.

The SoftBank Specified Shares Amount of 48,751,557 was determined to be contingent consideration for the Merger and is not dilutive until the defined volume-weighted average price per share is reached.

Note 17 – Leases

Lessee

Through the Merger, we acquired leases of real property, including cell sites, switch sites, dark fiber, retail stores and office facilities and recorded lease liabilities and associated right-of-use assets based on the discounted lease payments. Lease terms that are favorable or unfavorable to market terms were recorded as an adjustment to lease right-of-use assets on our Consolidated Balance Sheets. Favorable and unfavorable leases are amortized on a straight-line basis over the associated remaining lease term.

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

Index for Notes to the Consolidated Financial Statements

The components of lease expense were as follows:

	Year Ended December 31,
(in millions)	2020	2019
Operating lease expense	$4,438	$2,558
Financing lease expense:
Amortization of right-of-use assets	681	523
Interest on lease liabilities	81	82
Total financing lease expense	762	605
Variable lease expense	328	243
Total lease expense	$5,528	$3,406

Information relating to the lease term and discount rate is as follows:

	Year Ended December 31,
	2020	2019
Weighted Average Remaining Lease Term (Years)
Operating leases	10	6
Financing leases	3	3
Weighted Average Discount Rate
Operating leases	3.9%	4.8%
Financing leases	3.3%	4.0%

Maturities of lease liabilities as of December 31, 2020, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending December 31,
2021	$4,903	$1,121
2022	4,354	795
2023	3,759	422
2024	3,339	137
2025	2,807	92
Thereafter	18,940	61
Total lease payments	38,102	2,628
Less: imputed interest	7,515	121
Total	$30,587	$2,507

Interest payments for financing leases were $79 million and $82 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, we have additional operating leases for cell sites and commercial properties that have not yet commenced with future lease payments of approximately $227 million.

As of December 31, 2020, we were contingently liable for future ground lease payments related to certain tower obligations. These contingent obligations are not included in the above table as the amounts owed are contractually owed by Crown Castle International Corp. based on the subleasing arrangement. See Note 9 - Tower Obligations for further information.

Index for Notes to the Consolidated Financial Statements
Lessor

Through the Merger, we acquired leased wireless devices with a fair value of $5.8 billion as of April 1, 2020.

The components of leased wireless devices under our Leasing Programs were as follows:

(in millions)	Average Remaining Useful Life	December 31, 2020	December 31, 2019
Leased wireless devices, gross	8 months	$6,989	$1,139
Accumulated depreciation		(2,170)	(407)
Leased wireless devices, net		$4,819	$732

For equipment revenues from the lease of mobile communication devices, see Note 10 - Revenue from Contracts with Customers.

Future minimum payments expected to be received over the lease term related to leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Expected Payments
Twelve Months Ending December 31,
2021	$1,687
2022	92
Total	$1,779

Note 18 – Commitments and Contingencies

Purchase Commitments

We have commitments for non-dedicated transportation lines with varying expiration terms that generally extend through 2029. In addition, we have commitments to purchase wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2043.

Our purchase commitments, including purchase commitments assumed through the Merger, are approximately $5.0 billion for the year ending December 31, 2021, $4.5 billion in total for the years ending December 31, 2022 and 2023, $2.4 billion in total for the years ending December 31, 2024 and 2025 and $1.7 billion in total for the years thereafter. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

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

Our spectrum lease and service credit commitments, including renewal periods, are approximately $338 million for the year ending December 31, 2021, $675 million in total for the years ending December 31, 2022 and 2023, $594 million in total for the years ending December 31, 2024 and 2025 and $5.1 billion in total for the years thereafter.

We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced by services provided and as actual invoices are presented and paid to the lessors. The maximum remaining service commitment on December 31, 2020 was $92 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15 to 30 years.

Merger Commitments

In connection with the regulatory proceedings and approvals of the Transactions, we have commitments and other obligations to various state and federal agencies and certain nongovernmental organizations, including pursuant to the Consent Decree agreed to by us, DT, Sprint, SoftBank and DISH and entered by the U.S. District Court for the District of Columbia, and the

Index for Notes to the Consolidated Financial Statements
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

We expect that our monetary commitments associated with these matters are approximately $23 million for the year ended December 31, 2021, $37 million in total for the years ended December 31, 2022 and 2023 and $13 million in total for the years ended December 31, 2024 and 2025. These amounts do not represent our entire anticipated costs to achieve specified network coverage and performance requirements, employment targets or commitments to provide access to affordable rate plans, but represent only those amounts for which we are required to make a specified payment in connection with our commitments or settlements.

Contingencies and Litigation

Litigation Matters

We are involved in various lawsuits and disputes, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce FCC rules and regulations. Those Litigation Matters are at various stages, and some of them may proceed to trial, arbitration, hearing, or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate, which is reflected in the consolidated financial statements but that is not considered to be, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including, but not limited to, uncertainty concerning legal theories and their resolution by courts or regulators, uncertain damage theories and demands, and a less than fully developed factual record. We do not expect that the ultimate resolution of these Litigation Matters, individually or in the aggregate, will have a material adverse effect on our financial position, but we note that an unfavorable outcome of some or all of the specific matters identified below could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. We recorded an accrual for an estimated payment amount as of December 31, 2020, which was included in Accounts payable and accrued liabilities in our Consolidated Balance Sheets.

On April 1, 2020, in connection with the closing of the Merger, we assumed the contingencies and litigation matters of Sprint.
Those matters include a wide variety of disputes, claims, government agency investigations and enforcement actions, and other proceedings. These matters include, among other things, certain ongoing FCC and state government agency investigations into Sprint’s Lifeline program. In September 2019, Sprint notified the FCC that it had claimed monthly subsidies for serving subscribers even though these subscribers may not have met usage requirements under Sprint's usage policy for the Lifeline program, due to an inadvertent coding issue in the system used to identify qualifying subscriber usage that occurred in July 2017 while the system was being updated. Sprint has made a number of payments to reimburse the federal government and certain states for excess subsidy payments. Resolution of these matters could require making additional reimbursements and paying additional fines and penalties.

In November 2020, we entered into a consent decree with the FCC to resolve certain of these Lifeline matters, which resulted in a payment of $200 million by SoftBank. We note that pursuant to Amendment No. 2 to the Business Combination Agreement, SoftBank agreed to indemnify us against certain specified matters and losses, including those relating to these Lifeline matters. As of December 31, 2020, we have recorded a contingent liability and an offsetting indemnification asset for the expected reimbursement by SoftBank for certain Lifeline matters which have not been resolved. We expect that any additional liabilities related to these indemnified matters would be indemnified and reimbursed by SoftBank. See Note 2 - Business Combination for further information.

Index for Notes to the Consolidated Financial Statements

Note 19 – Restructuring Costs

Upon close of the Merger, we began implementing restructuring initiatives to realize cost efficiencies and reduce redundancies. The major activities associated with the restructuring initiatives to date include contract termination costs associated with the rationalization of retail stores, distribution channels, duplicative backhaul services and other agreements, severance costs associated with the integration of redundant processes and functions and the decommissioning of network infrastructure including cell sites and equipment to achieve synergies in network costs.

The following table summarizes the expenses incurred in connection with our restructuring initiatives:

(in millions)	Year Ended December 31, 2020
Contract termination costs	$178
Severance costs	385
Network decommissioning	497
Total restructuring plan expenses	$1,060

The expenses associated with the restructuring initiatives are included in Costs of services and Selling, general and administrative in our Consolidated Statements of Comprehensive Income. No expenses were incurred related to our restructuring initiatives for the year ended December 31, 2019.

Our restructuring initiatives also include the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with accelerating amortization of the right-of-use assets on lease contracts were $153 million for the year ended December 31, 2020 and are included within Costs of services and Selling, general and administrative in our Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	April 1, 2020	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	December 31, 2020
Contract termination costs	$—	$178	$(96)	$(1)	$81
Severance costs	—	385	(239)	(94)	52
Network decommissioning	—	497	(403)	(64)	30
Total	$—	$1,060	$(738)	$(159)	$163
(1) Non-cash items consists of non-cash stock-based compensation included within Severance costs and the write-off of assets within Network decommissioning.

The liabilities accrued in connection with our restructuring initiatives are presented in Accounts payable and accrued liabilities in our Consolidated Balance Sheets.

Our restructuring activities are expected to occur over the next three years with substantially all costs incurred by the end of fiscal year 2023. We are evaluating additional restructuring initiatives, which are dependent on consultations and negotiation with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments.

Index for Notes to the Consolidated Financial Statements
Note 20 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	December 31, 2020	December 31, 2019
Accounts payable	$5,564	$4,322
Payroll and related benefits	1,163	802
Property and other taxes, including payroll	1,540	682
Interest	771	227
Commissions	399	251
Toll and interconnect	217	156
Advertising	135	127
Other	407	179
Accounts payable and accrued liabilities	$10,196	$6,746

Book overdrafts included in accounts payable and accrued liabilities were $628 million and $463 million as of December 31, 2020 and 2019, respectively.

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

Amounts associated with the debt owed to DT are reflected as Short-term debt to affiliates and Long-term debt to affiliates in our Consolidated Balance Sheets. Interest related to this debt is reflected as Interest expense to affiliates in our Consolidated Statements of Comprehensive Income.

The following table summarizes the impact of significant transactions with DT or its affiliates included in Operating expenses in the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(in millions)	2020	2019	2018
Discount related to roaming expenses	$(5)	$(9)	$—
Fees incurred for use of the T-Mobile brand	83	88	84
International long distance agreement	47	39	36

We have an agreement with DT in which we receive reimbursement of certain administrative expenses, which was $6 million for the year ended December 31, 2020 and $11 million for each of the years ended December 31, 2019 and 2018. Amounts due

Index for Notes to the Consolidated Financial Statements
from and to DT related to these agreements are included in the Consolidated Balance Sheets as “Accounts Receivables from affiliates” and “Payables to affiliates,” respectively.

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

On October 6, 2020, we assigned our rights under the T-Mobile Fixed-Price Call Option to DT and DT terminated its right to purchase shares from us under the DT Fixed-Price Call Option, resulting in derecognition of the related derivative asset and liability in equal and offsetting amounts such that there was no net impact to our Consolidated Statements of Comprehensive Income.

Brightstar

We had arrangements with Brightstar, a subsidiary of SoftBank, whereby Brightstar provided supply chain and inventory management services to us in our indirect channels. We have terminated or restructured most of our arrangements with Brightstar, except for reverse logistics and trade-in services. Revenue resulting from sale of devices distributed by Brightstar is generally recognized when sold to an end customer (commonly referred to as recognized on a sell-through basis). Amounts included in our consolidated financial statements associated with these supply chain and inventory management arrangements with Brightstar were not material.

For more information regarding our related party transactions with SoftBank, see Note 2 - Business Combination and Note 14 - SoftBank Equity Transaction of the Notes to the Consolidated Financial Statements.

Supplemental Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Year Ended December 31,
(in millions)	2020	2019	2018
Interest payments, net of amounts capitalized	$2,733	$1,128	$1,525
Operating lease payments	4,619	2,783	—
Income tax payments	218	88	51
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	6,194	6,509	4,972
Non-cash consideration for the acquisition of Sprint	33,533	—	—
Change in accounts payable and accrued liabilities for purchases of property and equipment	589	(935)	65
Leased devices transferred from inventory to property and equipment	2,795	1,006	1,011
Returned leased devices transferred from property and equipment to inventory	(1,460)	(267)	(326)
Short-term debt assumed for financing of property and equipment	38	800	291
Operating lease right-of-use assets obtained in exchange for lease obligations	14,129	3,621	—
Financing lease right-of-use assets obtained in exchange for lease obligations	1,273	1,041	885

Index for Notes to the Consolidated Financial Statements
Note 21 – Subsequent Events

Subsequent to December 31, 2020, on January 14, 2021, we issued an aggregate of $3.0 billion in Senior Notes. A portion of the senior secured term loan commitments were reduced by an amount equal to the aggregate gross proceeds of the Senior Notes, which reduced the commitment to $2.0 billion. See Note 8 – Debt for further information.

Subsequent to December 31, 2020, on February 1, 2021, the valuation process was complete with respect to Shentel’s wireless telecommunication assets used to provide services pursuant to the Management Agreement, for which we previously exercised an option to purchase. The parties are negotiating the remaining outstanding terms of a definitive agreement to govern the purchase of Shentel’s wireless telecommunication assets and expect the transaction to close in the second quarter of 2021 after satisfying customary conditions to closing. The base purchase price of the wireless telecommunication assets is $1.9 billion, subject to certain other purchase price adjustments prescribed by the Management Agreement and such additional purchase price adjustments agreed by the parties. See Note 2 – Business Combination for further information.

Supplementary Data

Quarterly Financial Information (Unaudited)

The following table includes the impact of the Merger on a prospective basis from the Merger close date of April 1, 2020. Historical results have not been restated and reflect standalone T-Mobile.

(in millions, except share and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2020
Total revenues	$11,113	$17,671	$19,272	$20,341	$68,397
Operating income	1,539	820	2,565	1,712	6,636
Income (loss) from continuing operations	951	(210)	1,253	750	2,744
Income from discontinued operations, net of tax	—	320	—	—	320
Net income	951	110	1,253	750	3,064
Earnings per share
Basic earnings per share
Continuing operations	$1.11	$(0.17)	$1.01	$0.60	$2.40
Discontinued operations	—	0.26	—	—	0.28
Basic	$1.11	$0.09	$1.01	$0.60	$2.68
Diluted earnings per share
Continuing operations	$1.10	$(0.17)	$1.00	$0.60	$2.37
Discontinued operations	—	0.26	—	—	0.28
Diluted	$1.10	$0.09	$1.00	$0.60	$2.65
Weighted average shares outstanding
Basic	858,148,284	1,236,528,444	1,238,450,665	1,241,578,615	1,144,206,326
Diluted	865,998,532	1,236,528,444	1,249,798,740	1,251,566,899	1,154,749,428
2019
Total revenues	$11,080	$10,979	$11,061	$11,878	$44,998
Operating income	1,476	1,541	1,471	1,234	5,722
Income from continuing operations	908	939	870	751	3,468
Net income	908	939	870	751	3,468
Earnings per share
Basic	$1.07	$1.10	$1.02	$0.88	$4.06
Diluted	$1.06	$1.09	$1.01	$0.87	$4.02
Weighted average shares outstanding
Basic	851,223,498	854,368,443	854,578,241	856,294,467	854,143,751
Diluted	858,643,481	860,135,593	862,690,751	864,158,739	863,433,511

Earnings per share is computed independently for each quarter and the sum of the quarters may not equal earnings per share for the full year. There were no discontinued operations for the year ended December 31, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Form 10-K.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Form 10-K.

Changes in Internal Control over Financial Reporting

On April 1, 2020, we completed our Merger with Sprint and have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. Other than the integration of Sprint, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

On April 1, 2020, we completed our Merger with Sprint and have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. We have also integrated certain Sprint business processes into our existing processes, systems and internal control over financial reporting. Given the significance of the Sprint acquisition and the complexity of systems and business processes, we have excluded certain acquired Sprint processes and internal controls that were not integrated from our evaluation of internal control over financial reporting. This exclusion is in accordance with the guidance issued by the SEC that permits registrants to exclude an acquired business from management’s report on internal control over financial reporting for the first year after the acquisition is completed. The total assets of Sprint, excluding the elements related to processes that have been integrated with our processes, and excluding goodwill, spectrum licenses and other identifiable intangible assets that were subject to our evaluation, represent approximately 14% of consolidated assets as of December 31, 2020. The total revenues of Sprint represent approximately 30% of the consolidated revenues for the year ended December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report herein.

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

PART IV.

Item 15. Exhibit and Financial Statement Schedules

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
Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows
Consolidated Statement of Stockholders’ Equity
Notes to the Consolidated Financial Statements

2. Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable or the required information is otherwise included.

3. Exhibits

See the Index to Exhibits immediately following “Item 16. Form 10-K Summary” of this Form 10-K.

Item 16. Form 10–K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
2.1	Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V. and SoftBank Group Corp.	8-K	04/30/2018	2.1
2.2	Amendment No. 1, dated as of July 26, 2019, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	7/26/2019	2.2
2.3	Amendment No. 2, dated as of February 20, 2020, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	2/20/2020	2.1
2.4	Asset Purchase Agreement, dated as of July 26, 2019, by and among T-Mobile US, Inc., Sprint Corporation and DISH Network Corporation.	8-K	7/26/2019	2.1
2.5	First Amendment, dated as of June 17, 2020, to the Asset Purchase Agreement, dated as of July 26, 2019, by and among T-Mobile US, Inc., Sprint Corporation and DISH Network Corporation.	8-K	6/17/2020	2.1
3.1	Fifth Amended and Restated Certificate of Incorporation of T-Mobile US, Inc.	8-K	4/1/2020	3.1
3.2	Seventh Amended and Restated Bylaws of T-Mobile US, Inc.	8-K	4/1/2020	3.2
4.1	Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.1
4.2	Eleventh Supplemental Indenture, dated as of May 1, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.12
4.3	Sixteenth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2014	4.3
4.4	Seventeenth Supplemental Indenture, dated as of September 5, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.000% Senior Notes due 2023.	8-K	9/5/2014	4.1
4.5	Nineteenth Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/27/2015	4.3
4.6	Twentieth Supplemental Indenture, dated as of November 5, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, including the Form of 6.500% Senior Notes due 2026.	8-K	11/5/2015	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.7	Twenty-First Supplemental Indenture, dated as of November 5, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, including the Form of 6.000% Senior Notes due 2024.	8-K	4/1/2016	4.1
4.8	Twenty-Third Supplemental Indenture, dated as of March 16, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.000% Senior Note due 2022.	8-K	3/16/2017	4.1
4.9	Twenty-Fourth Supplemental Indenture, dated as of March 16, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.125% Senior Note due 2025.	8-K	3/16/2017	4.2
4.10	Twenty-Fifth Supplemental Indenture, dated as of March 16, 2017, by and among T-Mobile USA, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.375% Senior Note due 2027.	8-K	3/16/2017	4.3
4.11	Twenty-Sixth Supplemental Indenture, dated as of April 27, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.000% Senior Note due 2022-1.	8-K	4/28/2017	4.1
4.12	Twenty-Eighth Supplemental Indenture, dated as of April 28, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.375% Senior Note due 2027-1.	8-K	4/28/2017	4.3
4.13	Thirtieth Supplemental Indenture, dated as of May 9, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/9/2017	4.2
4.14	Thirty-Second Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.500% Senior Note due 2026.	8-K	1/25/2018	4.1
4.15	Thirty-Third Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028.	8-K	1/25/2018	4.2
4.16	Thirty-Fourth Supplemental Indenture, dated as of April 26, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	5/1/2018	4.5
4.17	Thirty-Fifth Supplemental Indenture, dated as of April 30, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.500% Senior Note due 2026-1.	8-K	5/4/2018	4.1
4.18	Thirty-Sixth Supplemental Indenture, dated as of April 30, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028-1.	8-K	5/4/2018	4.2
4.19	Thirty-Seventh Supplemental Indenture, dated as of May 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	8-K	5/21/2018	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.20	Thirty-Eighth Supplemental Indenture, dated as of December 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	8-K	12/21/2018	4.1
4.21	Thirty-Ninth Supplemental Indenture, dated as of December 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	10-K	2/7/2019	4.41
4.22	Fortieth Supplemental Indenture, dated as of September 27, 2019, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2019	4.1
4.23	Forty-First Supplemental Indenture, dated as of April 1, 2020, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q/A	8/10/2020	4.12
4.24	Forty-Second Supplemental Indenture, dated as of May 7, 2020, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q/A	8/10/2020	4.13
4.25	Forty-Third Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.250% Senior Note due 2026.	8-K	1/14/2021	4.2
4.26	Forty-Fourth Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.625% Senior Note due 2029.	8-K	1/14/2021	4.3
4.27	Forty-Fifth Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.875% Senior Note due 2031.	8-K	1/14/2021	4.4
4.28	Noteholder Agreement dated as of April 28, 2013, by and between Deutsche Telekom AG and T-Mobile USA, Inc.	8-K	5/2/2013	4.13
4.29	Indenture, dated as of April 9, 2020 by and among T-Mobile USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee.	8-K	4/13/2020	4.1
4.30	First Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.500% Senior Secured Note due 2025.	8-K	4/13/2020	4.2
4.31	Second Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.750% Senior Secured Note due 2027.	8-K	4/13/2020	4.3
4.32	Third Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.875% Senior Secured Note due 2030.	8-K	4/13/2020	4.4
4.33	Fourth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.375% Senior Secured Note due 2040.	8-K	4/13/2020	4.5

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.34	Fifth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.500% Senior Secured Note due 2050.	8-K	4/13/2020	4.6
4.35	Sixth Supplemental Indenture, dated as of May 7, 2020, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q/A	8/10/2020	4.7
4.36	Seventh Supplemental Indenture, dated as of June 24, 2020 by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 1.500% Senior Secured Note due 2026.	8-K	6/26/2020	4.2
4.37	Eighth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.050% Senior Secured Note due 2028.	8-K	6/26/2020	4.3
4.38	Ninth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.550% Senior Secured Note due 2031.	8-K	6/26/2020	4.4
4.39	Tenth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/6/2020	4.4
4.40	Eleventh Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/6/2020	4.5
4.41	Twelfth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.000% Senior Secured Note due 2041.	8-K	10/6/2020	4.6
4.42	Thirteenth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.300% Senior Secured Note due 2051.	8-K	10/6/2020	4.7
4.43	Fourteenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.250% Senior Secured Note due 2031.	8-K	10/28/2020	4.4
4.44	Fifteenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/28/2020	4.5
4.45	Sixteenth Supplemental Indenture, dated as of October 28, 2020, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/28/2020	4.6
4.46	Seventeenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.600% Senior Secured Note due 2060.	8-K	10/28/2020	4.7

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.47	Registration Rights Agreement, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Initial Guarantors (as defined therein) and Barclays Capital Inc., Deutsche Bank Securities Inc. and Goldman Sachs & Co. LLC, as representatives of the Initial Purchasers (as defined therein).	8-K	4/13/2020	4.7
4.48	Registration Rights Agreement, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Initial Guarantors (as defined therein) and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers (as defined therein).	8-K	6/26/2020	4.5
4.49	Registration Rights Agreement, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Initial Guarantors (as defined therein) and Barclays Capital Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC, as representatives of the Initial Purchasers (as defined therein).	8-K	10/6/2020	4.8
4.50	Registration Rights Agreement, dated as of October 28, 2020, by and among T‑Mobile USA, Inc., the Initial Guarantors (as defined therein) and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Goldman Sachs & Co. LLC, as representatives of the Initial Purchasers (as defined therein).	8-K	10/28/2020	4.8
4.51	Indenture, dated as of October 1, 1998, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	10-Q (SEC File No. 001-04721)	11/2/1998	4(b)
4.52
First Supplemental Indenture, dated as of January 15, 1999, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)
		8-K (SEC File No. 001-04721)	2/3/1999	4(b)
4.53	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	10/29/2001	99
4.54	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	9/11/2013	4.5
4.55	Fourth Supplemental Indenture, dated as of May 18, 2018, by and among Sprint Capital Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	5/18/2018	4.1
4.56	Fifth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Capital Corporation, Sprint Communications, Inc., Sprint Corporation, T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee.	10-Q/A	8/10/2020	4.19
4.57	Indenture, dated as of November 20, 2006, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	11/9/2011	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.58	First Supplemental Indenture, dated as of November 9, 2011, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	11/9/2011	4.2
4.59	Sixth Supplemental Indenture, dated as of November 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	11/14/2012	4.1
4.60	Seventh Supplemental Indenture, dated as of November 20, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	11/20/2012	4.1
4.61	Eighth Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.4
4.62	Thirteenth Supplemental Indenture, dated as of May 14, 2018, by and between Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K (SEC File No. 001-04721)	5/14/2018	4.2
4.63	Sixteenth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Communications, Inc., T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q/A	8/10/2020	4.27
4.64	Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.1
4.65	First Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.2
4.66	Second Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.3
4.67	Third Supplemental Indenture, dated as of December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	12/12/2013	4.1
4.68	Fourth Supplemental Indenture, dated as of February 24, 2015, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	2/24/2015	4.1
4.69	Fifth Supplemental Indenture, dated as of February 22, 2018, by and among Sprint Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	2/22/2018	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.70	Sixth Supplemental Indenture, dated as of May 14, 2018, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	5/14/2018	4.1
4.71	Seventh Supplemental Indenture, dated as of February 3, 2020, by and among Sprint Corporation, Sprint Communications, Inc., the subsidiary guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K (SEC File No. 001-04721)	2/3/2020	4.2
4.72	Eighth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Corporation, Sprint Communications, Inc., T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q/A	8/10/2020	4.36
4.73	Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary.	8-K (SEC File No. 001-04721)	11/2/2016	4.1
4.74	First Supplemental Indenture, dated as of March 12, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/12/2018	4.1
4.75	Second Supplemental Indenture, dated as of June 6, 2018, to the Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas as trustee.	8-K (SEC File No. 001-04721)	6/6/2018	4.1
4.76	Third Supplemental Indenture, dated as of December 10, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	10-Q (SEC File No. 001-04721)	1/31/2019	4.1
4.77	Series 2016-1 Supplement, dated as of October 27, 2016, among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	11/2/2016	4.2
4.78	First Supplemental Indenture to the Series 2016-1 Supplement, dated as of March 21, 2018 by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/21/2018	10.2
4.79	Series 2018-1 Supplement, dated as of March 21, 2018 by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/21/2018	10.1
4.80	Proxy, Lock-Up and ROFR Agreement, dated as of April 1, 2020, by and between Deutsche Telekom AG and SoftBank Group Corp.	13D	4/2/2020	6
4.81	Proxy, Lock-Up and ROFR Agreement, dated as of June 22, 2020, among Deutsche Telekom AG, Claure Mobile LLC and Raul Marcelo Claure.	13D/A	6/24/2020	49
4.82	Description of Securities.				X
10.1	Master Agreement, dated as of September 28, 2012, among T-Mobile USA, Inc., Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.2	Amendment No. 1, dated as of November 30, 2012, to Master Agreement, dated as of November 30, 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.2
10.3	Settlement and Amendment No. 2, dated as of May 8, 2014, to Master Agreement, dated as of November 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-K	2/7/2019	10.3
10.4	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.3
10.5	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.4
10.6	First Amendment, dated as of November 30, 2012, to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.5
10.7	Second Amendment, dated as of October 31, 2014, to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc.	10-K	2/7/2019	10.7
10.8	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.6
10.9	First Amendment, dated as of November 30, 2012, to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.7
10.10	Second Amendment, dated as of October 31, 2014, to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-K	2/7/2019	10.10
10.11	Settlement Technical Closing Agreement, dated as of October 1, 2014, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-K	2/7/2019	10.11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.12	Management Agreement, dated as of November 30, 2012, by and among Suncom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.8
10.13	Second Amended and Restated Stockholders’ Agreement, dated as of June 22, 2020, by and among T-Mobile US, Inc., Deutsche Telekom AG and SoftBank Group Corp.	S-3ASR	6/22/2020	4.2
10.14	Support Agreement, dated as of April 29, 2018, by and among SoftBank Group Corp., SoftBank Group Capital Limited, Starburst I, Inc., Galaxy Investment Holdings, Inc., T-Mobile US, Inc., and Deutsche Telekom AG.	8-K	04/30/2018	10.1
10.15	Financing Matters Agreement, dated as of April 29, 2018, by and between T-Mobile USA, Inc. and Deutsche Telekom AG.	8-K	04/30/2018	10.3
10.16	Letter Agreement, dated as of February 20, 2020, by and among T-Mobile US, Inc., Deutsche Telekom AG and SoftBank Group Corp.	8-K	2/20/2020	10.1
10.17	License Agreement dated as of April 30, 2013 by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.2
10.18	Supplemental Agreement, effective as of June 3, 2019, to the License Agreement, dated as of April 30, 2013, by and between T-Mobile US, Inc. and Deutsche Telekom AG.	10-Q	7/26/2019	10.5
10.19	Amendment No. 1, dated as of April 1, 2020, to the License Agreement, dated as of April 30, 2013, by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	4/1/2020	10.3
10.20*	Master Network Services Agreement, dated as of July 1, 2020, between T-Mobile USA, Inc., DISH Purchasing Corporation and solely for the purposes of Section 13, DISH Network Corporation.	10-Q	11/5/2020	10.1
10.21*	License Purchase Agreement, dated as of July 1, 2020, by and between T-Mobile USA, Inc. and DISH Network Corporation.	10-Q	11/5/2020	10.2
10.22	Receivables Sale and Conveyancing Agreement, dated as of February 26, 2014, among T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	8-K	3/4/2014	10.1
10.23	Joinder and First Amendment to the Receivables Sale and Conveyancing Agreement, dated as of November 28, 2014, among Powertel/Memphis, Inc., Triton PCS Holdings Company L.L.C., T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	10-K	2/19/2015	10.55
10.24	Joinder and Second Amendment to the Receivables Sale and Conveyancing Agreement, dated as of January 9, 2015, among SunCom Wireless Operating Company, LLC, Powertel/Memphis, Inc., Triton PCS Holdings Company L.L.C., T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	10-Q	4/28/2015	10.5
10.25	Receivables Sale and Contribution Agreement, dated as of February 26, 2014, between T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	8-K	3/4/2014	10.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.26	First Amendment to the Receivables Sale and Contribution Agreement, dated as of November 28, 2014, between T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-K	2/19/2015	10.56
10.27	Second Amendment to the Receivables Sale and Contribution Agreement, dated as of January 9, 2015, by and among T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-Q	4/28/2015	10.6
10.28	Third Amendment to the Receivables Sale and Contribution Agreement, dated as of November 30, 2016, by and among T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-K	2/14/2017	10.33
10.29	Fourth Amendment to the Receivables Sale and Contribution Agreement, dated as of May 5, 2017, by and among T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-Q	7/20/2017	10.1
10.30	Fourth Amended and Restated Master Receivables Purchase Agreement, dated as of February 26, 2019, among T-Mobile Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Giroznetrale, as bank purchasing agent, MUFG Bank (Europe) N.V., Germany Branch, as bank collection agent, T-Mobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc. and T-Mobile USA, Inc., as performance guarantors.	8-K	3/4/2019	10.1
10.31	Third Amended and Restated Receivables Sale Agreement, dated as of October 23, 2018, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.	10-Q	10/30/2018	10.2
10.32
First Amendment, dated as of November 2, 2020, to Third Amended and Restated Receivables Sale Agreement, dated as of October 23, 2018, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.
					X
10.33	Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., jointly and severally as performance guarantors, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.	10-Q	10/30/2018	10.1
10.34	First Amendment, dated as of December 21, 2018, to Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., jointly and severally as performance guarantors, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.	10-K	2/7/2019	10.45
10.35	Second Amendment, dated as of February 14, 2020, to Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., jointly and severally as guarantors, Royal Bank of Canada, as Administrative Agent, and certain financial institutions party thereto.	10-Q	5/6/2020	10.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.36	Third Amendment, dated as of April 30, 2020, to Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., jointly and severally as guarantors, Royal Bank of Canada, as Administrative Agent, and certain financial institutions party thereto.	10-Q/A	8/10/2020	10.15
10.37
Fourth Amendment, dated as of November 2, 2020, to Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., jointly and severally as guarantors, Royal Bank of Canada, as Administrative Agent, and certain financial institutions party thereto.
					X
10.38	Purchase Agreement, dated as of March 13, 2017, among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	3/16/2017	10.1
10.39	Purchase Agreement, dated as of January 22, 2018, among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	1/25/2018	10.1
10.40	Credit Agreement, dated as of April 1, 2020, by and among T-Mobile USA, Inc., the issuing banks and lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.	10-Q/A	8/10/2020	10.3
10.41	Incremental Amendment, dated as of September 16, 2020, to the Credit Agreement, dated as of April 1, 2020, among T-Mobile USA, Inc., Deutsche Bank AG New York Branch, as administrative agent and each Incremental Revolving Lender as defined therein.	8-K	9/17/2020	10.1
10.42	Guarantee Agreement, dated as of April 1, 2020, by and among T-Mobile US, Inc., T-Mobile USA, Inc. and the other guarantors party thereto in favor of Deutsche Bank AG New York Branch, as administrative agent.	10-Q/A	8/10/2020	10.4
10.43	Collateral Agreement, dated as of April 1, 2020, by and among T-Mobile US, Inc., T-Mobile USA, Inc. and the other grantors party thereto in favor of Deutsche Bank Trust Company Americas, as collateral trustee.	10-Q/A	8/10/2020	10.7
10.44	Collateral Trust and Intercreditor Agreement, dated as of April 1, 2020, by and among T-Mobile US, Inc., T-Mobile USA, Inc., the other grantors party thereto, Deutsche Bank AG New York Branch, as first priority agent, the holder representatives party thereto and Deutsche Bank Trust Company Americas, as collateral trustee.	10-Q/A	8/10/2020	10.8
10.45	Commitment Letter, dated as of October 30, 2020, by and among T-Mobile USA, Inc. and the financial institutions party thereto.				X
10.46	Joinder to Commitment Letter, dated as of November 13, 2020, by and among T-Mobile USA, Inc. and the financial institutions party thereto.				X
10.47	Guarantee and Collateral Agreement, dated October 27, 2016, among Deutsche Bank Trust Company Americas, Sprint Spectrum PledgeCo LLC, Sprint Spectrum PledgeCo II LLC, Sprint Spectrum PledgeCo III LLC, Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC.	8-K (SEC File No. 001-04721)	11/2/2016	10.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.48	Intra-Company Spectrum Lease Agreement, dated as of October 27, 2016, among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC and the guarantors.	8-K (SEC File No. 001-04721)	11/2/2016	10.2
10.49	First Amendment to Intra-Company Spectrum Lease Agreement, dated as of March 12, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC.	8-K (SEC File No. 001-04721)	3/12/2018	10.1
10.50	Second Amendment to Intra-Company Spectrum Lease Agreement, dated as of June 6, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC, Sprint Corporation and the subsidiary guarantors.	8-K (SEC File No. 001-04721)	6/6/2018	10.1
10.51	Guarantee Assumption Agreement, dated as of April 1, 2020, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC, T-Mobile, T-Mobile USA and certain subsidiary guarantors.	10-Q/A	8/10/2020	10.13
10.52	Guarantee Assumption Agreement, dated as of May 7, 2020, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.	10-Q/A	8/10/2020	10.14
10.53	Master Framework Agreement, dated as of June 22, 2020, by and among SoftBank Group Corp., SoftBank Group Capital Ltd, Delaware Project 4 L.L.C., Delaware Project 6 L.L.C., Claure Mobile LLC, Deutsche Telekom AG, T-Mobile US, Inc. and T-Mobile Agent LLC.	8-K	6/26/2020	10.1
10.54	Share Repurchase Agreement, dated as of June 22, 2020, between SoftBank Group Capital Ltd and T-Mobile US, Inc.	8-K	6/26/2020	10.2
10.55	Share Purchase Agreement, dated as of June 22, 2020, among Raul Marcelo Claure, Claure Mobile LLC and T-Mobile US, Inc.	13D/A	6/25/2020	15
10.56**	Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan.	S-1/A	2/27/2007	10.1(a)
10.57**	MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan.	Schedule 14A	4/19/2010	Annex A
10.62**	Employment Agreement, effective November 15, 2019, between T-Mobile US, Inc. and Michael Sievert.	10-K	2/9/2020	10.61
10.63**	Amendment No. 1, dated as of March 26, 2020, to the Amended and Restated Employment Agreement, dated as of November 15, 2019, by and between the Company and G. Michael Sievert.	10-Q	5/6/2020	10.6
10.64**	Compensation Term Sheet between Neville Ray and T-Mobile US, Inc., effective as of November 15, 2019.	10-K	2/6/2020	10.65
10.65**	PRSU Agreement, dated as of April 1, 2020, by and between the Company and Neville R. Ray.	10-Q	5/6/2020	10.4
10.66**	Form of Severance Letter Agreement.	10-Q	5/1/2018	10.9
10.67**	Form of Indemnification and Advancement Agreement.	10-K	2/8/2018	10.76

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.68**	T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan (As Amended and Restated Effective as of January 1, 2014).	10-K	2/25/2014	10.39
10.69**	First Amendment to T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan	10-K	2/7/2019	10.75
10.70**	Second Amendment to T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan.				X
10.71**	T-Mobile US, Inc. Executive Continuity Plan as Amended and Restated Effective as of January 1, 2014.	8-K	10/25/2013	10.1
10.72**	T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	10-Q	8/8/2013	10.20
10.73**	Amendment to T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	Schedule 14A	4/26/2018	Annex A
10.74**	T-Mobile USA, Inc. 2011 Long-Term Incentive Plan.	10-Q	8/8/2013	10.21
10.75**	Annual Incentive Award Notice under the 2013 Omnibus Incentive Plan.	10-K	2/6/2020	10.74
10.76**	T-Mobile US, Inc. 2014 Employee Stock Purchase Plan.	S-8	2/19/2015	99.1
10.77**	Sprint Corporation 2007 Omnibus Incentive Plan.	8-K (SEC File No. 001-04721)	9/20/2013	10.2
10.78**	Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan.	10-Q (SEC File No. 001-04721)	2/6/2017	10.1
10.79**	Form of Sprint Corporation Evidence of Award 2014 Long-term Incentive Plan Stock Options.	10-Q (SEC File No. 001-04721)	8/8/2014	10.12
10.80**	Form of Sprint Corporation Award Agreement (awarding stock options) under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q (SEC File No. 001-04721)	8/3/2017	10.3
10.81**	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q/A	8/10/2020	10.25
10.82**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Executive Officers under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q/A	8/10/2020	10.26
10.83**	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/6/2020	10.7
10.84**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Stock Settled) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/6/2020	10.8
10.85**	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015, June 16, 2016, June 13, 2017, June 13, 2019 and June 4, 2020).	10-Q/A	8/10/2020	10.30
10.86**	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	8-K	6/4/2013	10.2

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.87**	Sprint Nextel 1997 Long-Term Stock Incentive Program, as amended and restated January 1, 2008.	10-K (SEC File No. 001-04721)	2/27/2009	10.9
21.1	Subsidiaries of Registrant.				X
22.1	List of Guarantor Subsidiaries				X
23.1	Consent of PricewaterhouseCoopers LLP.				X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
**	Indicates a management contract or compensatory plan or arrangement.
***	Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

February 23, 2021	/s/ G. Michael Sievert
G. Michael Sievert Chief Executive Officer

Each person whose signature appears below constitutes and appoints G. Michael Sievert and Peter Osvaldik, and each or any of them, his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 23, 2021.

Signature	Title

/s/ G. Michael Sievert	Chief Executive Officer and
G. Michael Sievert	Director (Principal Executive Officer)

/s/ Peter Osvaldik	Executive Vice President and Chief Financial Officer
Peter Osvaldik	(Principal Financial Officer)

/s/ Dara Bazzano	Senior Vice President, Finance and Chief Accounting
Dara Bazzano	Officer (Principal Accounting Officer)

/s/ Timotheus Höttges	Chairman of the Board
Timotheus Höttges

/s/ Marcelo Claure	Director
Marcelo Claure

/s/ Srikant M. Datar	Director
Srikant M. Datar

/s/ Lawrence H. Guffey	Director
Lawrence H. Guffey

/s/ Christian P. Illek	Director
Christian P. Illek

/s/ Stephen R. Kappes	Director
Stephen R. Kappes

/s/ Raphael Kübler	Director
Raphael Kübler

/s/ Thorsten Langheim	Director
Thorsten Langheim

/s/ Dominique Leroy	Director
Dominique Leroy

/s/ Teresa A. Taylor	Director
Teresa A. Taylor

/s/ Omar Tazi	Director
Omar Tazi

/s/ Kelvin R. Westbrook	Director
Kelvin R. Westbrook

/s/ Michael Wilkens	Director
Michael Wilkens