Form 10-Q
period 2021-03-31
T-Mobile US, Inc.
filed 2021-05-04
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 28, 2021
Common Stock, par value $0.00001 per share	1,246,857,781

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended March 31, 2021

Index for Notes to the Condensed Consolidated Financial Statements
PART I. Financial Information
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$6,677	$10,385
Accounts receivable, net of allowance for credit losses of $143 and $194	3,592	4,254
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $512 and $478	3,841	3,577
Accounts receivable from affiliates	20	22
Inventory	2,209	2,527
Prepaid expenses	670	624
Other current assets	1,770	2,496
Total current assets	18,779	23,885
Property and equipment, net	40,549	41,175
Operating lease right-of-use assets	27,793	28,021
Financing lease right-of-use assets	2,899	3,028
Goodwill	11,158	11,117
Spectrum licenses	82,901	82,828
Other intangible assets, net	4,892	5,298
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $124 and $127	2,221	2,031
Other assets	12,140	2,779
Total assets	$203,332	$200,162
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$8,712	$10,196
Payables to affiliates	108	157
Short-term debt	4,423	4,579
Deferred revenue	972	1,030
Short-term operating lease liabilities	3,498	3,868
Short-term financing lease liabilities	1,013	1,063
Other current liabilities	769	810
Total current liabilities	19,495	21,703
Long-term debt	66,395	61,830
Long-term debt to affiliates	4,721	4,716
Tower obligations	2,974	3,028
Deferred tax liabilities	10,154	9,966
Operating lease liabilities	26,602	26,719
Financing lease liabilities	1,316	1,444
Other long-term liabilities	5,298	5,412
Total long-term liabilities	117,460	113,115
Commitments and contingencies (Note 11)
Stockholders' equity
Common Stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,248,334,491 and 1,243,345,584 shares issued, 1,246,773,175 and 1,241,805,706 shares outstanding	—	—
Additional paid-in capital	72,839	72,772
Treasury stock, at cost, 1,561,316 and 1,539,878 shares issued	(14)	(11)
Accumulated other comprehensive loss	(1,545)	(1,581)
Accumulated deficit	(4,903)	(5,836)
Total stockholders' equity	66,377	65,344
Total liabilities and stockholders' equity	$203,332	$200,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2021	2020
Revenues
Postpaid revenues	$10,303	$5,887
Prepaid revenues	2,351	2,373
Wholesale revenues	897	325
Roaming and other service revenues	641	261
Total service revenues	14,192	8,846
Equipment revenues	5,346	2,117
Other revenues	221	150
Total revenues	19,759	11,113
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,384	1,639
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,142	2,529
Selling, general and administrative	4,805	3,688
Depreciation and amortization	4,289	1,718
Total operating expenses	17,620	9,574
Operating income	2,139	1,539
Other income (expense)
Interest expense	(792)	(185)
Interest expense to affiliates	(46)	(99)
Interest income	3	12
Other expense, net	(125)	(10)
Total other expense, net	(960)	(282)
Income before income taxes	1,179	1,257
Income tax expense	(246)	(306)
Net income	$933	$951

Net income	$933	$951
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges, net of tax effect of $12 and $(276)	34	(792)
Unrealized gain on foreign currency translation adjustment, net of tax effect of $— and $—	2	—
Other comprehensive income (loss)	36	(792)
Total comprehensive income	$969	$159
Earnings per share
Basic	$0.75	$1.11
Diluted	$0.74	$1.10
Weighted average shares outstanding
Basic	1,243,520,026	858,148,284
Diluted	1,252,783,564	865,998,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Operating activities
Net income	$933	$951
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,289	1,718
Stock-based compensation expense	138	138
Deferred income tax expense	211	310
Bad debt expense	82	113
(Gains) losses from sales of receivables	(18)	25
Losses on redemption of debt	101	—
Changes in operating assets and liabilities
Accounts receivable	96	(748)
Equipment installment plan receivables	(727)	69
Inventories	279	(511)
Operating lease right-of-use assets	1,124	527
Other current and long-term assets	54	6
Accounts payable and accrued liabilities	(1,384)	(405)
Short and long-term operating lease liabilities	(1,369)	(725)
Other current and long-term liabilities	(217)	79
Other, net	69	70
Net cash provided by operating activities	3,661	1,617
Investing activities
Purchases of property and equipment, including capitalized interest of $84 and $112	(3,183)	(1,753)
Purchases of spectrum licenses and other intangible assets, including deposits	(8,922)	(99)
Proceeds related to beneficial interests in securitization transactions	891	868
Net cash related to derivative contracts under collateral exchange arrangements	—	(580)
Acquisition of companies, net of cash and restricted cash acquired	(29)	—
Other, net	4	(16)
Net cash used in investing activities	(11,239)	(1,580)
Financing activities
Proceeds from issuance of long-term debt	6,763	—
Repayments of financing lease obligations	(287)	(282)
Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities	(55)	(25)
Repayments of long-term debt	(2,219)	—
Tax withholdings on share-based awards	(218)	(141)
Cash payments for debt prepayment or debt extinguishment costs	(65)	—
Other, net	(45)	(5)
Net cash provided by (used in) financing activities	3,874	(453)
Change in cash and cash equivalents, including restricted cash	(3,704)	(416)
Cash and cash equivalents, including restricted cash
Beginning of period	10,463	1,528
End of period	$6,759	$1,112
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2020	1,241,805,706	$(11)	$72,772	$(1,581)	$(5,836)	$65,344
Net income	—	—	—	—	933	933
Other comprehensive income	—	—	—	36	—	36
Stock-based compensation	—	—	154	—	—	154
Exercise of stock options	80,802	—	3	—	—	3
Stock issued for employee stock purchase plan	1,272,253	—	125	—	—	125
Issuance of vested restricted stock units	5,421,839	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,785,987)	—	(218)	—	—	(218)
Transfer RSU from NQDC plan	(21,438)	(3)	3	—	—	—
Balance as of March 31, 2021	1,246,773,175	$(14)	$72,839	$(1,545)	$(4,903)	$66,377

Balance as of December 31, 2019	856,905,400	$(8)	$38,498	$(868)	$(8,833)	$28,789
Net income	—	—	—	—	951	951
Other comprehensive loss	—	—	—	(792)	—	(792)
Executive put option	(342,000)	—	1	—	—	1
Stock-based compensation	—	—	152	—	—	152
Exercise of stock options	49,193	—	1	—	—	1
Stock issued for employee stock purchase plan	1,246,317	—	83	—	—	83
Issuance of vested restricted stock units	4,755,209	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,490,399)	—	(141)	—	—	(141)
Distribution from NQDC plan	4,386	(3)	3	—	—	—
Prior year Retained Earnings	—	—	—	—	(67)	(67)
Balance as of March 31, 2020	861,128,106	$(11)	$38,597	$(1,660)	$(7,949)	$28,977

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

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”) include all adjustments of a normal recurring nature necessary for the fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions that affect the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions that management believes are reasonable under the circumstances, including but not limited to, the valuation of assets acquired and liabilities assumed through the merger (the “Merger”) with Sprint Corporation (“Sprint”). These estimates are inherently subject to judgment and actual results could differ from those estimates.

Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The standard provides temporary optional expedients and allows for certain exceptions to applying existing GAAP for contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The standard is available for adoption through December 31, 2022. We are currently evaluating the impact this standard will have, including optional expedients, on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, or are not expected to have, a significant impact on our present or future condensed consolidated financial statements.

Note 2 – Business Combination

Business Combination Agreement and Amendments

On April 29, 2018, we entered into a Business Combination Agreement with Sprint and the other parties named therein (as amended, the “Business Combination Agreement”) for the Merger. The Business Combination Agreement was subsequently amended to provide that, following the closing of the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”), SoftBank Group Corp. (“SoftBank”) would indemnify us against certain specified matters and the loss of value arising out of, or resulting from, cessation of access to spectrum under certain circumstances and subject to certain limitations and qualifications.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

Closing of Sprint Merger

On April 1, 2020, we completed the Merger, and as a result, Sprint and its subsidiaries became wholly owned consolidated subsidiaries of T-Mobile. Sprint was the fourth-largest telecommunications company in the U.S., offering a comprehensive range of wireless and wireline communication products and services. As a combined company, we expect to be able to rapidly launch a broad and deep nationwide 5G network, accelerate innovation, increase competition in the U.S. wireless and broadband industries and achieve significant synergies and cost reductions by eliminating redundancies within the combined network as well as other business processes and operations.

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

Additional components of consideration included the repayment of certain of Sprint’s debt, replacement of equity awards attributable to pre-combination services, contingent consideration and a cash payment received from SoftBank for certain reimbursed Merger expenses.

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
(5) Represents receipt of a cash payment from SoftBank for certain expenses associated with the Merger.

The SoftBank Specified Shares Amount was determined to be contingent consideration with an acquisition-date fair value of $1.9 billion. We estimated the fair value using the income approach, a probability-weighted discounted cash flow model,

Index for Notes to the Condensed Consolidated Financial Statements
whereby a Monte Carlo simulation method estimated the probability of different outcomes as the likelihood of achieving the 45-day volume-weighted average price threshold is not easily predicted. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement as defined in ASC 820: Fair Value Measurement. The key assumptions in applying the income approach include estimated future share-price volatility, which was based on historical market trends and estimated future performance of T-Mobile.

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

Fair Value of Assets Acquired and Liabilities Assumed

We accounted for the Merger as a business combination. The identifiable assets acquired and liabilities assumed of Sprint were recorded at their fair values as of the acquisition date and consolidated with those of T-Mobile. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. For the fair values of the assets acquired and liabilities assumed, we used the cost, income and market approaches, including market participant assumptions.

The following table summarizes the fair values for each major class of assets acquired and liabilities assumed at the acquisition date. We retained the services of certified valuation specialists to assist with assigning values to certain acquired assets and assumed liabilities.

(in millions)	April 1, 2020
Cash and cash equivalents	$2,084
Accounts receivable	1,775
Equipment installment plan receivables	1,088
Inventory	658
Prepaid expenses	140
Assets held for sale	1,908
Other current assets	637
Property and equipment	18,435
Operating lease right-of-use assets	6,583
Financing lease right-of-use assets	291
Goodwill	9,423
Spectrum licenses	45,400
Other intangible assets	6,280
Equipment installment plan receivables due after one year, net	247
Other assets (1)	540
Total assets acquired	95,489
Accounts payable and accrued liabilities	5,015
Short-term debt	2,760
Deferred revenue	508
Short-term operating lease liabilities	1,818
Short-term financing lease liabilities	8
Liabilities held for sale	475
Other current liabilities	681
Long-term debt	29,037
Tower obligations	950
Deferred tax liabilities	3,478
Operating lease liabilities	5,615
Financing lease liabilities	12
Other long-term liabilities	4,305
Total liabilities assumed	54,662
Total consideration transferred	$40,827
(1) Included in Other assets acquired is $80 million in restricted cash.

Index for Notes to the Condensed Consolidated Financial Statements
Amounts previously disclosed for the estimated values of certain acquired assets and liabilities assumed have been adjusted based on additional information arising subsequent to the initial valuation. The measurement period adjustments we recognized during the three months ended March 31, 2021 did not have a significant impact on our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021.

Intangible Assets and Liabilities

Goodwill with an assigned value of $9.4 billion represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed. The goodwill recognized includes synergies expected to be achieved from the operations of the combined company, the assembled workforce of Sprint and intangible assets that do not qualify for separate recognition. Expected synergies from the Merger include the cost savings from the planned integration of network infrastructure, facilities, personnel and systems. None of the goodwill resulting from the Merger is deductible for tax purposes. All of the goodwill acquired is allocated to the wireless reporting unit.

Other intangible assets include $4.9 billion of customer relationships with a weighted-average useful life of eight years and tradenames of $207 million with a useful life of two years. Leased spectrum arrangements that have favorable (asset) and unfavorable (liability) terms compared to current market rates were assigned fair values of $745 million and $125 million, respectively, with 18-year and 19-year weighted average useful lives, respectively.

The fair value of Spectrum licenses of $45.4 billion was estimated using the income approach, specifically a Greenfield model. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement as defined in ASC 820: Fair Value Measurement. The key assumptions in applying the income approach include the discount rate, estimated market share, estimated capital and operating expenditures, forecasted service revenue and a long-term growth rate for a hypothetical market participant that enters the wireless industry and builds a nationwide wireless network.

Acquired Receivables

The fair value of the assets acquired includes Accounts receivable of $1.8 billion and Equipment installment plan (“EIP”) receivables of $1.3 billion. The unpaid principal balance under these contracts as of April 1, 2020, the date of the Merger, was $1.8 billion and $1.6 billion, respectively. The difference between the fair value and the unpaid principal balance primarily represents amounts expected to be uncollectible.

Indemnification Assets and Contingent Liabilities

Pursuant to Amendment No 2. to the Business Combination Agreement, SoftBank agreed to indemnify us against certain specified matters and losses. As of the acquisition date, we recorded a contingent liability and an offsetting indemnification asset for the expected reimbursement by SoftBank for certain Lifeline matters. The liability is presented in Accounts payable and accrued liabilities, and the indemnification asset is presented in Other current assets within our acquired assets and liabilities at the acquisition date. In November 2020, we entered into a consent decree with the FCC to resolve certain Lifeline matters, which resulted in a payment of $200 million by SoftBank. Final resolution of this matter could require making additional reimbursements and paying additional fines and penalties, which we do not expect to have a significant impact on our financial results. We expect that any additional liabilities related to these matters would be indemnified and reimbursed by SoftBank.

Deferred Taxes

As a result of the Merger, we acquired deferred tax assets for which a valuation allowance reserve is deemed to be necessary, as well as additional uncertain tax benefit reserves. The amount of the valuation allowance reserve and uncertain tax benefit reserves was $851 million and $660 million, respectively.

Transaction Costs

We recognized transaction costs of $13 million and $38 million for the three months ended March 31, 2021 and 2020, respectively. These costs were associated with legal and professional services and were recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income.

Index for Notes to the Condensed Consolidated Financial Statements
Pro Forma Information

The following unaudited pro forma financial information gives effect to the Transactions as if they had been completed on January 1, 2019. The unaudited pro forma information was prepared in accordance with the requirements of ASC 805: Business Combinations, which is a different basis than pro forma information prepared under Article 11 of Regulation S-X (“Article 11”). As such, they are not directly comparable with historical results for stand-alone T-Mobile prior to April 1, 2020, historical results for T-Mobile from April 1, 2020 that reflect the Transactions and are inclusive of the results and operations of Sprint, nor our previously provided pro forma financials prepared in accordance with Article 11. The pro forma results for the three months ended March 31, 2020 include the impact of several significant nonrecurring pro forma adjustments to previously reported operating results. The pro forma adjustments are based on historically reported transactions by the respective companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition.

(in millions)	Three Months Ended March 31, 2020
Total revenues	$17,408
Income from continuing operations	1,111
Income from discontinued operations, net of tax	357
Net income	1,468

Significant nonrecurring pro forma adjustments include:

•Transaction costs of $57 million that were incurred during the three months ended March 31, 2020 are assumed to have occurred on the pro forma close date of January 1, 2019, and are recognized as if incurred in the first quarter of 2019;
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
•Tangible and intangible assets are assumed to be recorded at their estimated fair values as of January 1, 2019 and are depreciated or amortized over their estimated useful lives; and
•Accounting policies of Sprint are conformed to those of T-Mobile including depreciation for leased devices, Brightstar distribution, amortization of costs to acquire a contract and certain tower lease transactions.

The selected unaudited pro forma condensed combined financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been had the Transactions actually occurred on January 1, 2019, nor do they purport to project the future consolidated results of operations.

Regulatory Matters

The Transactions were the subject of various legal and regulatory proceedings involving a number of state and federal agencies. In connection with those proceedings and the approval of the Transactions, we have certain commitments and other obligations to various state and federal agencies and certain nongovernmental organizations. See Note 11 - Commitments and Contingencies for further information.

Shenandoah Personal Communications Company Affiliate Relationship

Sprint PCS (specifically Sprint Spectrum L.P.) is party to a variety of publicly filed agreements with Shenandoah Personal Communications Company LLC (“Shentel”), pursuant to which Shentel is the exclusive provider of Sprint PCS’s wireless mobility communications network products in certain parts of Maryland, North Carolina, Virginia, West Virginia, Kentucky, Ohio and Pennsylvania. Pursuant to one such agreement, the Sprint PCS Management Agreement, dated November 5, 1999 (as amended, supplemented and modified from time to time, the “Management Agreement”), Sprint PCS was granted an option to purchase Shentel’s wireless telecommunications assets used to provide services pursuant to the Management Agreement. On August 26, 2020, Sprint, now our direct subsidiary, on behalf of and as the direct or indirect owner of Sprint PCS, exercised its option by delivering a binding notice of exercise to Shentel. The exercise of this option triggered a requirement for the parties to engage three independent valuation providers to calculate the “entire business value” (the “Entire Business Value”) of such wireless telecommunications assets, pursuant to a formula and valuation process prescribed in the Management Agreement.

Index for Notes to the Condensed Consolidated Financial Statements
On February 1, 2021, in accordance with the Management Agreement and other agreed-upon terms, the Entire Business Value of Shentel’s wireless telecommunication assets used to provide services pursuant to the Management Agreement was determined to be $2.1 billion, and correspondingly, the base purchase price for such wireless telecommunication assets shall be ninety percent (90%) of that Entire Business Value amount ($1.9 billion), subject to certain other purchase price adjustments prescribed by the Management Agreement and such additional purchase price adjustments agreed by the parties. The parties are negotiating the remaining outstanding terms of a definitive agreement to govern the purchase of Shentel’s wireless telecommunication assets and expect the transaction to close in the third quarter of 2021 after satisfying customary conditions to closing.

Note 3 – Receivables and Expected Credit Losses

We maintain an allowance for expected credit losses that assesses the lifetime credit losses that we expect to incur related to our receivable portfolio segments. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within each portfolio segment as of period end.

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

To determine the appropriate credit loss percentages by aging bucket, we consider a number of factors, including our overall historical credit losses, net of recoveries and timely payment experience as well as current collection trends such as write-off frequency and severity, credit quality of the customer base, and other qualitative factors such as macro-economic conditions, including the expected economic impacts of the COVID-19 pandemic (the “Pandemic”).

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

EIP Receivables Portfolio Segment

Based upon customer credit profiles at the time of customer origination, we classify the EIP receivables segment into two customer classes of “Prime” and “Subprime.” Prime customer receivables are those with lower credit risk and Subprime customer receivables are those with higher credit risk. Customers may be required to make a down payment on their equipment purchases. In addition, certain customers within the Subprime category are required to pay a deposit.

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

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	March 31, 2021	December 31, 2020
EIP receivables, gross	$6,698	$6,213
Unamortized imputed discount	(356)	(325)
EIP receivables, net of unamortized imputed discount	6,342	5,888
Allowance for credit losses	(280)	(280)
EIP receivables, net of allowance for credit losses and imputed discount	$6,062	$5,608
Classified on the balance sheet as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$3,841	$3,577
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,221	2,031
EIP receivables, net of allowance for credit losses and imputed discount	$6,062	$5,608

We manage our EIP receivables portfolio using delinquency and customer credit class as key credit quality indicators. The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class, and year of origination as of March 31, 2021:

	Originated in 2021		Originated in 2020		Originated prior to 2020		Total EIP Receivables, net of unamortized imputed discounts
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Grand total
Current - 30 days past due	$1,180	$1,005	$1,999	$1,455	$383	$225	$3,562	$2,685	$6,247
31 - 60 days past due	5	5	13	20	3	5	21	30	51
61 - 90 days past due	—	1	5	10	2	2	7	13	20
More than 90 days past due	—	—	5	11	2	6	7	17	24
EIP receivables, net of unamortized imputed discount	$1,185	$1,011	$2,022	$1,496	$390	$238	$3,597	$2,745	$6,342

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

As we do for our accounts receivable portfolio segment, we consider the need to adjust our estimate of expected losses on EIP receivables for reasonable and supportable forecasts of economic conditions through monitoring external professional forecasts and periodic internal statistical analyses, including the expected economic impacts of the Pandemic.

For EIP receivables acquired in the Merger, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is accreted to interest income over the contractual life of the loan using the effective interest method. EIP receivables had a combined weighted average effective interest rate of 6.7% as of both March 31, 2021 and December 31, 2020.

Index for Notes to the Condensed Consolidated Financial Statements
Activity for the three months ended March 31, 2021 and 2020, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	March 31, 2021			March 31, 2020
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$194	$605	$799	$61	$399	$460
Beginning balance adjustment due to implementation of the new credit loss standard	—	—	—	—	91	91
Bad debt expense	28	54	82	42	71	113
Write-offs, net of recoveries	(79)	(54)	(133)	(34)	(61)	(95)
Change in imputed discount on short-term and long-term EIP receivables	N/A	66	66	N/A	5	5
Impact on the imputed discount from sales of EIP receivables	N/A	(35)	(35)	N/A	(36)	(36)
Allowance for credit losses and imputed discount, end of period	$143	$636	$779	$69	$469	$538

Off-Balance-Sheet Credit Exposures

We do not have material, unmitigated off-balance-sheet credit exposures as of March 31, 2021. In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets included in our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

Note 4 – Sales of Certain Receivables

We have entered into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP sale arrangement”). The maximum funding commitment of the sale arrangement is $1.3 billion. The scheduled expiration date of the EIP sale arrangement is November 18, 2021.

On April 30, 2020, we agreed with the purchaser banks to update our collection policies to temporarily allow for flexibility for modifications to the EIP receivables sold that are impacted by the Pandemic and exclusion of such EIP receivables from all pool performance triggers.

As of both March 31, 2021 and December 31, 2020, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included in our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	March 31, 2021	December 31, 2020
Other current assets	$390	$388
Other assets	113	120
Other long-term liabilities	4	4

In addition, the EIP BRE is a separate legal entity with its own separate creditors who will be entitled, prior to any liquidation of the EIP BRE, to be satisfied prior to any value in the EIP BRE becoming available to us. Accordingly, the assets of the EIP BRE may not be used to settle our general obligations and creditors of the EIP BRE have limited recourse to our general credit.

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). The maximum funding commitment of the service receivable sale arrangement is $950 million, and the facility expires in March 2022. As of March 31, 2021 and December 31, 2020, the service receivable sale arrangement provided funding of $775 million and $772 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

In connection with the service receivable sale arrangement, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity, to sell service accounts receivable (the “Service BRE”). In March 2021, we amended the sale arrangement to conform its structure to the EIP sale arrangement (the “March 2021 Amendment”). This involved, among other things, removal of an unaffiliated special purpose entity that we did not consolidate under the original structure and changes in contractual counterparties. While the amendment simplified the structure of the arrangement making it more efficient, it did not impact the maximum funding commitment under, or the level of funding provided by, the facility.

Pursuant to the amended service receivable sale arrangement, our wholly owned subsidiary transfers selected receivables to the Service BRE. The Service BRE then sells the receivables to a non-consolidated and unaffiliated third-party entity over which we do not exercise any level of control and which does not qualify as a VIE.

Variable Interest Entity

Prior to the March 2021 Amendment, the Service BRE did not qualify as a VIE, but due to the significant level of control we exercised over the entity, it was consolidated.

The March 2021 Amendment to the service receivable sale arrangement triggered a VIE reassessment, and we determined that the Service BRE now qualifies as a VIE. We have a variable interest in the Service BRE and have determined that we are the primary beneficiary based on our ability to direct the activities that most significantly impact the Service BRE’s economic performance. Those activities include selecting which receivables are transferred into the Service BRE and sold in the service receivable sale arrangement and funding the Service BRE. Additionally, our equity interest in the Service BRE obligates us to absorb losses and gives us the right to receive benefits from the Service BRE that could potentially be significant to the Service BRE. Accordingly, we include the balances and results of operations of the Service BRE in our condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included in our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	March 31, 2021	December 31, 2020
Other current assets	$268	$378
Other current liabilities	248	357

In addition, the Service BRE is a separate legal entity with its own separate creditors who will be entitled, prior to any liquidation of the Service BRE, to be satisfied prior to any value in the Service BRE becoming available to us. Accordingly, the assets of the Service BRE may not be used to settle our general obligations, and creditors of the Service BRE have limited recourse to our general credit.

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

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including customer default rates. As of March 31, 2021 and December 31, 2020, our deferred purchase price related to the sales of service receivables and EIP receivables was $769 million and $884 million, respectively.

The following table summarizes the impact of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2021	December 31, 2020
Derecognized net service receivables and EIP receivables	$2,537	$2,528
Other current assets	658	766
of which, deferred purchase price	656	764
Other long-term assets	113	120
of which, deferred purchase price	113	120
Other current liabilities	248	357
Other long-term liabilities	4	4
Net cash proceeds since inception	1,737	1,715
Of which:
Change in net cash proceeds during the year-to-date period	22	(229)
Net cash proceeds funded by reinvested collections	1,715	1,944

We recognized a gain from sales of receivables, including adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price, of $18 million and a loss from sales of receivables of $25 million for the three months ended March 31, 2021 and 2020, respectively, in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income.

Index for Notes to the Condensed Consolidated Financial Statements
Continuing Involvement

Pursuant to the sale arrangements described above, we have continuing involvement with the service receivables and EIP receivables we sell as we service the receivables, are required to repurchase certain receivables, including ineligible receivables, aged receivables and receivables where write-off is imminent, and may be responsible for absorbing credit losses through reduced collections on our deferred purchase price assets. We continue to service the customers and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections on sold receivables may be reinvested in new receivable sales. At the direction of the purchasers of the sold receivables, we apply the same policies and procedures while servicing the sold receivables as we apply to our owned receivables, and we continue to maintain normal relationships with our customers. Pursuant to the EIP sale arrangement, under certain circumstances, we are required to deposit cash or replacement EIP receivables primarily for contracts terminated by customers under our JUMP! program.

Note 5 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2021 and year ended December 31, 2020, are as follows:

(in millions)	Goodwill
Historical goodwill, net of accumulated impairment losses of $10,766	$1,930
Goodwill from acquisitions in 2020	9,405
Layer3 goodwill impairment	(218)
Balance as of December 31, 2020	11,117
Purchase price adjustment of goodwill from acquisitions in 2020	22
Goodwill from acquisitions in 2021	19
Balance as of March 31, 2021	$11,158
Accumulated impairment losses at March 31, 2021	$(10,984)

On April 1, 2020, we completed our Merger with Sprint, which was accounted for as a business combination resulting in $9.4 billion in goodwill. The acquired goodwill was allocated to the wireless reporting unit and will be tested for impairment at this level. See Note 2 - Business Combination for further information.

Intangible Assets

Identifiable Intangible Assets Acquired

The following table summarizes the fair value of the intangible assets acquired in the Merger:

	Weighted Average Useful Life (in years)	Fair Value as of April 1, 2020 (in millions)
Spectrum licenses	Indefinite-lived	$45,400
Tradenames (1)	2 years	207
Customer relationships	8 years	4,900
Favorable spectrum leases	18 years	745
Other intangible assets	7 years	428
Total intangible assets acquired		$51,680
(1) Tradenames include the Sprint brand.

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

Index for Notes to the Condensed Consolidated Financial Statements
Favorable spectrum leases represent a contract where the market rate is higher than the future contractual lease payments. We lease this spectrum from third parties who hold the spectrum licenses. As these contracts pertain to intangible assets, they are excluded from the lease accounting guidance (ASC 842) and are accounted for as service contracts in which the expense is recognized on a straight-line basis over the lease team. Favorable spectrum leases of $745 million were recorded as an intangible asset as a result of purchase accounting and are amortized on a straight-line basis over the associated remaining lease term. Additionally, we recognized unfavorable spectrum lease liabilities of $125 million, which are also amortized over their respective remaining lease terms and are included in Other liabilities in our Condensed Consolidated Balance Sheets.

The customer relationship intangible assets represent the value associated with the acquired Sprint customers. The customer relationship intangible assets are amortized using the sum-of-the-years’ digits method over periods of up to eight years.

Other intangible assets are amortized over the remaining period that the asset is expected to provide benefit to us.

Spectrum Licenses

The following table summarizes our spectrum license activity for the three months ended March 31, 2021:

(in millions)	2021
Spectrum licenses, beginning of year	$82,828
Spectrum license acquisitions	72
Costs to clear spectrum	1
Spectrum licenses, end of period	$82,901

In March 2021, the Federal Communications Commission (“FCC”), announced that we were the winning bidder of 142 licenses in Auction 107 (C-band spectrum) for an aggregate purchase price of $9.3 billion, excluding relocation costs. At the inception of Auction 107 in October 2020, we deposited $438 million. Upon conclusion of Auction 107 in March 2021, we paid the FCC the remaining $8.9 billion for the licenses won in the auction. We expect to incur an additional $1.2 billion in relocation costs which will be paid through 2024.

The aggregate cash payments made to the FCC are included in Other assets as of March 31, 2021 in our Condensed Consolidated Balance Sheets, and will remain there until the corresponding licenses are received. The timing of when the licenses will be issued will be determined by the FCC after all post-auction procedures have been completed. Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	March 31, 2021			December 31, 2020
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	Up to 8 years	$4,903	$(1,153)	$3,750	$4,900	$(865)	$4,035
Tradenames and patents	Up to 19 years	603	(461)	142	598	(412)	186
Favorable spectrum leases	Up to 27 years	741	(44)	697	790	(35)	755
Other	Up to 10 years	377	(74)	303	377	(55)	322
Other intangible assets		$6,624	$(1,732)	$4,892	$6,665	$(1,367)	$5,298

Amortization expense for intangible assets subject to amortization was $366 million and $25 million for the three months ended March 31, 2021 and 2020, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
The estimated aggregate future amortization expense for intangible assets subject to amortization are summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending March 31,
2022	$1,154
2023	941
2024	785
2025	627
2026	468
Thereafter	917
Total	$4,892
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

We recorded interest rate lock derivatives on our Condensed Consolidated Balance Sheets at fair value that was derived primarily from observable market data, including yield curves. Interest rate lock derivatives were classified as Level 2 in the fair value hierarchy. Cash flows associated with qualifying hedge derivative instruments are presented in the same category on the Condensed Consolidated Statements of Cash Flows as the item being hedged.

Aggregate changes in the fair value of the interest rate lock derivatives, net of tax and amortization, of $1.6 billion are presented in Accumulated other comprehensive loss as of both March 31, 2021 and December 31, 2020.
Between April 2 and April 6, 2020, in connection with the issuance of an aggregate of $19.0 billion of Senior Secured Notes bearing interest rates ranging from 3.500% to 4.500% and maturing in 2025 through 2050, we terminated our interest rate lock derivatives.

Upon the issuance of debt to which the hedged interest rate risk related, we began amortizing the Accumulated other comprehensive loss with the derivatives into Interest expense in a manner consistent with how the hedged interest payments affect earnings. For the three months ended March 31, 2021, $46 million was amortized from Accumulated other comprehensive loss into Interest expense in the Condensed Consolidated Statements of Comprehensive Income. No amounts were amortized into Interest expense for the three months ended March 31, 2020. We expect to amortize $192 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense over the next 12 months.

Index for Notes to the Condensed Consolidated Financial Statements
Deferred Purchase Price Assets
In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. See Note 4 – Sales of Certain Receivables for further information.

The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included in our Condensed Consolidated Balance Sheets, were $769 million and $884 million at March 31, 2021 and December 31, 2020, respectively. Fair value was equal to carrying amount at March 31, 2021 and December 31, 2020.

Debt

The fair value of our Senior Unsecured Notes and Senior Secured Notes to third parties was determined based on quoted market prices in active markets, and therefore were classified as Level 1 within the fair value hierarchy. The fair value of our Senior Notes to affiliates was determined based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. Accordingly, our Senior Notes to affiliates were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates. The fair value estimates were based on information available as of March 31, 2021 and December 31, 2020. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	March 31, 2021		December 31, 2020
(in millions)		Carrying Amount (1)	Fair Value (1)	Carrying Amount (1)	Fair Value (1)
Liabilities:
Senior Unsecured Notes to third parties	1	$34,648	$36,563	$29,966	$32,450
Senior Notes to affiliates	2	4,721	4,941	4,716	4,991
Senior Secured Notes to third parties	1	35,983	37,821	36,204	40,519
(1) Excludes $186 million and $240 million as of March 31, 2021 and December 31, 2020, respectively, in vendor financing arrangements and other debt as the carrying values approximate fair value primarily due to the short-term maturities of these instruments.

Note 7 – Debt

The following table sets forth the debt balances and activity as of, and for the three months ended, March 31, 2021:

(in millions)	December 31, 2020	Proceeds from Issuances and Borrowings (1)	Note Redemptions (1)	Repayments	Reclassifications (1)	Other (2)	March 31, 2021
Short-term debt	$4,579	$—	$—	$(274)	$144	$(26)	$4,423
Long-term debt	61,830	6,758	(1,964)	—	(144)	(85)	66,395
Total debt to third parties	66,409	6,758	(1,964)	(274)	—	(111)	70,818
Long-term debt to affiliates	4,716	—	—	—	—	5	4,721
Total debt	$71,125	$6,758	$(1,964)	$(274)	$—	$(106)	$75,539
(1)Issuances and borrowings, note redemptions, and reclassifications are recorded net of related issuance costs, discounts and premiums.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 4.3% and 5.2% for the three months ended March 31, 2021 and 2020, respectively, on weighted average debt outstanding of $73.7 billion and $25.0 billion for the three months ended March 31, 2021 and 2020, respectively. The weighted average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Index for Notes to the Condensed Consolidated Financial Statements
Issuances and Borrowings

During the three months ended March 31, 2021, we issued the following Senior Notes:

(in millions)	Principal Issuances	Issuance Costs	Net Proceeds from Issuance of Long-Term Debt	Issue Date
2.250% Senior Notes due 2026	$1,000	$(7)	$993	January 14, 2021
2.625% Senior Notes due 2029	1,000	(7)	993	January 14, 2021
2.875% Senior Notes due 2031	1,000	(7)	993	January 14, 2021
2.625% Senior Notes due 2026	1,200	(7)	1,193	March 23, 2021
3.375% Senior Notes due 2029	1,250	(7)	1,243	March 23, 2021
3.500% Senior Notes due 2031	1,350	(7)	1,343	March 23, 2021
Total of Senior Notes issued	$6,800	$(42)	$6,758

Credit Facilities

On October 30, 2020, we entered into a $5.0 billion senior secured term loan commitment with certain financial institutions. On January 14, 2021, we issued an aggregate of $3.0 billion of Senior Notes. A portion of the senior secured term loan commitment was reduced by an amount equal to the aggregate gross proceeds of the Senior Notes, which reduced the commitment to $2.0 billion. On March 23, 2021, we issued an aggregate of $3.8 billion of Senior Notes. The senior secured term loan commitment was terminated upon the issuance of the $3.8 billion of Senior Notes.

Senior Notes

On January 14, 2021, we issued $1.0 billion of 2.250% Senior Notes due 2026, $1.0 billion of 2.625% Senior Notes due 2029, and $1.0 billion of 2.875% Senior Notes due 2031.

On March 23, 2021, we issued $1.2 billion of 2.625% Senior Notes due 2026, $1.25 billion of 3.375% Senior Notes due 2029, and $1.35 billion of 3.500% Senior Notes due 2031.

Note Redemption

On March 27, 2021, we redeemed $2.0 billion aggregate principal amount of our 6.500% Senior Notes due 2026. The notes were redeemed at a redemption price equal to 103.250% of the principal amount of the notes (plus accrued and unpaid interest thereon), and were paid on March 26, 2021. The redemption premium was $65 million and the write off of issuance costs and consent fees was approximately $36 million, which was included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income and Losses on redemption of debt in our Condensed Consolidated Statements of Cash Flows.

Restricted Cash

Certain provisions of our debt agreements require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash.

Note 8 – Tower Obligations

Existing CCI Tower Lease Arrangements

In 2012, we conveyed to Crown Castle International Corp. (“CCI”) the exclusive right to manage and operate approximately 6,200 tower sites (“CCI Lease Sites”) via a master prepaid lease with site lease terms ranging from 23 to 37 years (the “2012 Tower Transaction”). CCI has fixed-price purchase options for the CCI Lease Sites totaling approximately $2.0 billion, exercisable at the end of the lease term. We lease back a portion of the space at certain tower sites for an initial term of 10 years, followed by optional renewals at customary terms.

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

Index for Notes to the Condensed Consolidated Financial Statements

We determined the SPEs containing the CCI Lease Sites (“Lease Site SPEs”) are VIEs as they lack sufficient equity to finance their activities. We have a variable interest in the Lease Site VIE but are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the Lease Site VIE’s economic performance. These activities include managing tenants and underlying ground leases, performing repair and maintenance on the towers, the obligation to absorb expected losses and the right to receive the expected future residual returns from the purchase option to acquire the CCI Lease Sites. As we determined that we are not the primary beneficiary and do not have a controlling financial interest in the Lease Site SPEs, the Lease Site SPEs are not included in our condensed consolidated financial statements.

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

The following table summarizes the balances associated with both of the tower arrangements in the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2021	December 31, 2020
Property and equipment, net	$2,715	$2,838
Tower obligations	2,974	3,028
Other long-term liabilities	1,712	1,712

Future minimum payments related to the tower obligations are approximately $399 million for the year ending March 31, 2022, $690 million in total for the years ending March 31, 2023 and 2024, $601 million in total for years ending March 31, 2025 and 2026, and $549 million in total for years thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on

Index for Notes to the Condensed Consolidated Financial Statements
approximately 900 sites and have included lease liabilities of $282 million in our Operating lease liabilities as of March 31, 2021.

Note 9 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communications services to three primary categories of customers:

•Postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, home internet, wearables, DIGITS (a service that allows our customers to use multiple mobile numbers on any compatible smartphone or device with internet connection), or other connected devices which includes tablets and SyncUP products.
•Prepaid customers generally include customers who pay for wireless communications services in advance; and
•Wholesale customers include Machine-to-Machine and Mobile Virtual Network Operator customers that operate on our network but are managed by wholesale partners.

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Postpaid service revenues
Postpaid phone revenues	$9,483	$5,577
Postpaid other revenues	820	310
Total postpaid service revenues	$10,303	$5,887

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

We provide wireline communication services to domestic and international customers. Wireline service revenues of $197 million for the three months ended March 31, 2021 are presented in Roaming and other service revenues in our Condensed Consolidated Statements of Comprehensive Income.

Equipment revenues from the lease of mobile communication devices were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Equipment revenues from the lease of mobile communication devices	$1,041	$165

Contract Balances

The contract asset and contract liability balances from contracts with customers as of December 31, 2020 and March 31, 2021, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2020	$278	$824
Balance as of March 31, 2021	275	775
Change	$(3)	$(49)

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment which is recognized as bad debt expense. The current portion of our Contract assets of approximately

Index for Notes to the Condensed Consolidated Financial Statements
$205 million and $204 million as of March 31, 2021 and December 31, 2020, respectively, was included in Other current assets in our Condensed Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers. Contract liabilities are primarily included in Deferred revenue in our Condensed Consolidated Balance Sheets.

Revenues for the three months ended March 31, 2021 and 2020, include the following:

	Three Months Ended March 31,
(in millions)	2021	2020
Amounts included in the beginning of year contract liability balance	$683	$528

Remaining Performance Obligations

As of March 31, 2021, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.3 billion. We expect to recognize revenue as service is provided on these postpaid contracts over an extended contract term of 24 months.

As of March 31, 2021, the aggregate amount of transaction price allocated to remaining service and lease performance obligations associated with operating leases was $1.3 billion and $766 million, respectively. We expect to recognize this revenue as service is provided over the lease contract term of 18 months.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and other service contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of March 31, 2021, the aggregate amount of the contractual minimum consideration for wholesale, roaming and other service contracts is $1.0 billion, $1.2 billion and $945 million for 2021, 2022, and 2023 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to nine years.

Contract Costs

The total balance of deferred incremental costs to obtain contracts was $1.2 billion and $1.1 billion as of March 31, 2021 and December 31, 2020, respectively, and is included in Other assets in our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs is included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income and was $248 million and $205 million for the three months ended March 31, 2021 and 2020, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three months ended March 31, 2021 and 2020.

Index for Notes to the Condensed Consolidated Financial Statements
Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2021	2020
Net income	$933	$951

Weighted average shares outstanding - basic	1,243,520,026	858,148,284
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	9,263,538	7,850,248
Weighted average shares outstanding - diluted	1,252,783,564	865,998,532

Earnings per share - basic	$0.75	$1.11
Earnings per share - diluted	$0.74	$1.10

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	6	1,807,812
SoftBank contingent consideration (1)	48,751,557	—
(1) Represents the weighted average SoftBank Specified Shares outstanding from January 1, 2021, through March 31, 2021. No SoftBank Specified Shares were outstanding during the three months ended March 31, 2020.

As of March 31, 2021, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of March 31, 2021 and 2020. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive or if there was a net loss for the period.

The SoftBank Specified Shares Amount of 48,751,557 was determined to be contingent consideration for the Merger and is not dilutive until the defined volume-weighted average price per share is reached.

Note 11 – Commitments and Contingencies

Purchase Commitments

We have commitments for non-dedicated transportation lines with varying expiration terms that generally extend through 2029. In addition, we have commitments to purchase wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2043.

Our purchase commitments are approximately $3.9 billion for the year ending March 31, 2022, $4.3 billion in total for the years ending March 31, 2023 and 2024, $2.2 billion in total for the years ending March 31, 2025 and 2026 and $1.6 billion in total for the years thereafter. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

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

Our spectrum lease and service credit commitments, including renewal periods, are approximately $340 million for the year ending March 31, 2022, $662 million in total for the years ending March 31, 2023 and 2024, $579 million in total for the years ending March 31, 2025 and 2026 and $5.0 billion in total for the years thereafter.

We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced by services provided and as actual invoices are presented and paid to the lessors. The maximum remaining service commitment on March 31, 2021 was $91 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15 to 30 years.

Index for Notes to the Condensed Consolidated Financial Statements

Merger Commitments

In connection with the regulatory proceedings and approvals of the Transactions, we have commitments and other obligations to various state and federal agencies and certain nongovernmental organizations, including pursuant to the Consent Decree agreed to by us, DT, Sprint, SoftBank and DISH Network Corporation (“DISH”) and entered by the U.S. District Court for the District of Columbia, and the FCC’s memorandum opinion and order approving our applications for approval of the Merger. These commitments and obligations include, among other things, extensive 5G network build-out commitments, obligations to deliver high-speed wireless services to the vast majority of Americans, including Americans residing in rural areas, and the marketing of an in-home broadband product where spectrum capacity is available. Other commitments relate to national security, pricing, service, employment and support of diversity initiatives. Many of the commitments specify time frames for compliance. Failure to fulfill our obligations and commitments in a timely manner could result in substantial fines, penalties, or other legal and administrative actions.

We expect that our monetary commitments associated with these matters are approximately $24 million for the year ending March 31, 2022, $37 million in total for the years ending March 31, 2023 and 2024 and $11 million in total for the years ending March 31, 2025 and 2026. These amounts do not represent our entire anticipated costs to achieve specified network coverage and performance requirements, employment targets or commitments to provide access to affordable rate plans, but represent only those amounts for which we are required to make a specified payment in connection with our commitments or settlements.

Contingencies and Litigation

Litigation Matters

We are involved in various lawsuits and disputes, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce FCC rules and regulations. Those Litigation Matters are at various stages, and some of them may proceed to trial, arbitration, hearing, or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate, which is reflected in the condensed consolidated financial statements but that is not considered to be, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including, but not limited to, uncertainty concerning legal theories and their resolution by courts or regulators, uncertain damage theories and demands, and a less than fully developed factual record. For Litigation Matters which may result in a contingent gain, we recognize such gains in the condensed consolidated financial statements when the gain is realized or realizable. We do not expect that the ultimate resolution of these Litigation Matters, individually or in the aggregate, will have a material adverse effect on our financial position, but we note that an unfavorable outcome of some or all of the specific matters identified below could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. In the first quarter of 2020, we recorded an accrual for an estimated payment amount. We maintained the accrual as of March 31, 2021, which was included in Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets.

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

Index for Notes to the Condensed Consolidated Financial Statements

We note that pursuant to Amendment No. 2 to the Business Combination Agreement, SoftBank agreed to indemnify us against certain specified matters and losses, including those relating to Lifeline matters. Resolution of these matters could require making additional reimbursements and paying additional fines and penalties, which we do not expect to have a significant impact on our financial results. We expect that any additional liabilities related to these indemnified matters would be indemnified and reimbursed by SoftBank. See Note 2 - Business Combination for further information.

Note 12 – Restructuring Costs

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

The following table summarizes the expenses incurred in connection with our restructuring initiatives:

(in millions)	Three Months Ended March 31, 2021	Plan to Date
Contract termination costs	$6	$184
Severance costs	16	401
Network decommissioning	12	509
Total restructuring plan expenses	$34	$1,094

The expenses associated with the restructuring initiatives are included in Costs of services and Selling, general and administrative in our Condensed Consolidated Statements of Comprehensive Income. No expenses were incurred related to our restructuring initiatives for the three months ended March 31, 2020.

Our restructuring initiatives also include the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with accelerating amortization of the right-of-use assets on lease contracts were $123 million for the three months ended March 31, 2021 and are included within Costs of services and Selling, general and administrative in our Condensed Consolidated Statements of Comprehensive Income. No restructuring expenses were incurred related to the acceleration or termination of leases for the three months ended March 31, 2020.

The changes in the liabilities associated with our restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2020	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	March 31, 2021
Contract termination costs	$81	$6	$(44)	$—	$43
Severance costs	52	16	(38)	(5)	25
Network decommissioning	30	12	(28)	(2)	12
Total	$163	$34	$(110)	$(7)	$80
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

Index for Notes to the Condensed Consolidated Financial Statements
Note 13 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	March 31, 2021	December 31, 2020
Accounts payable	$4,559	$5,564
Payroll and related benefits	785	1,163
Property and other taxes, including payroll	1,540	1,540
Interest	777	771
Commissions	327	399
Toll and interconnect	233	217
Advertising	109	135
Other	382	407
Accounts payable and accrued liabilities	$8,712	$10,196

Book overdrafts included in accounts payable and accrued liabilities were $285 million and $628 million as of March 31, 2021 and December 31, 2020, respectively.

Supplemental Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended March 31,
(in millions)	2021	2020
Interest payments, net of amounts capitalized	$945	$341
Operating lease payments	1,651	875
Income tax payments	22	24
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	1,381	1,613
Change in accounts payable and accrued liabilities for purchases of property and equipment	(173)	(301)
Leased devices transferred from inventory to property and equipment	485	309
Returned leased devices transferred from property and equipment to inventory	(445)	(59)
Operating lease right-of-use assets obtained in exchange for lease obligations	911	555
Financing lease right-of-use assets obtained in exchange for lease obligations	109	178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of this Form 10-Q, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:
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
•the impacts of the actions we have taken and conditions we have agreed to in connection with the regulatory proceedings and approvals of the Transactions (as defined below), including the acquisition by DISH Network Corporation (“DISH”) of the prepaid wireless business operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Personal Communications Company LLC (“Shentel”) and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets (the “Prepaid Business”), and the assumption of certain related liabilities (the “Prepaid Transaction”), the complaint and proposed final judgment (the “Consent Decree”) agreed to by us, Deutsche Telekom AG (“DT”), Sprint Corporation (“Sprint”), SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, the proposed commitments filed with the Secretary of the Federal Communications Commission (“FCC”), which we announced on May 20, 2019, certain national security commitments and undertakings, and any other commitments or undertakings entered into including but not limited to those we have made to certain states and nongovernmental organizations (collectively, the “Government Commitments”), and the challenges in satisfying the Government Commitments in the required time frames and the significant cumulative cost incurred in tracking, monitoring and complying with them;
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

Our MD&A is performed on a consolidated basis and is inclusive of the results and operations of Sprint prospectively from the close of the Merger on April 1, 2020. The Merger enhanced our spectrum portfolio, increased our customer base, altered our product mix and created opportunities for synergies in our operations. We anticipate an initial increase in our combined operating costs, which we expect to decrease as we realize synergies. We expect the trends and results of operations of the combined company to be materially different than those of the standalone entities.

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three months ended March 31, 2021, included in Part I, Item 1 of this Form 10-Q and audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Sprint Merger

Transaction Overview

On April 1, 2020, we completed the Merger with Sprint, a communications company offering a comprehensive range of wireless and wireline communications products and services. As a result, Sprint and its subsidiaries became wholly owned consolidated subsidiaries of T-Mobile.

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
•Restructuring costs, including severance, store rationalization and network decommissioning; and
•Transaction costs, including legal and professional services related to the completion of the Merger and acquisitions of affiliates.

Transaction and restructuring costs are disclosed in Note 2 – Business Combination and Note 12 - Restructuring Costs, respectively. Merger-related costs have been excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Cash payments for Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

Merger-related costs during the three months ended March 31, 2021 and 2020 are presented below:

(in millions)	Three Months Ended March 31,		Change
	2021	2020	$	%
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$136	$—	$136	NM
Cost of equipment sales	17	—	17	NM
Selling, general and administrative	145	143	2	1%
Total Merger-related costs	$298	$143	$155	108%

Cash payments for Merger-related costs	$277	$161	$116	72%
NM - Not Meaningful

Merger-related costs will be impacted by restructuring and integration activities expected to occur over the next three years as we implement initiatives to realize cost efficiencies from the Merger. Transaction costs, including legal and professional service fees related to the completion of the Merger and acquisitions of affiliates, are expected to decrease in periods subsequent to the close of the Merger.

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

COVID-19 Pandemic

The Pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in the U.S. and international debt and equity markets. The impact of the Pandemic has been wide-ranging, including, but not limited to, the temporary closures of many businesses and schools, “shelter in place” orders, travel restrictions, social distancing guidelines and other governmental, business and individual actions taken in response to the Pandemic. These restrictions have impacted, and will continue to impact, our business, including the demand for our products and services and the ways in which our customers purchase and use them. In addition, the Pandemic has resulted in economic uncertainty and a significant increase in unemployment in the United States, which could affect our customers’ purchasing decisions and ability to make timely payments. Throughout this past year, the Pandemic has peaked, subsided and seen a resurgence, leading to phased re-openings, as well as continuing or renewed containment measures. The introduction and expanding availability of vaccines, as well as our continued social distancing measures and incremental cleaning efforts, have facilitated the continued operation of our retail stores. We will continue to monitor the Pandemic and its impacts and may adjust our actions as needed to continue to provide our products and services to our communities and employees.

As a critical communications infrastructure provider as designated by the government, our focus has been on providing crucial connectivity to our customers and impacted communities while ensuring the safety and well-being of our employees.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended March 31,		Change
(in millions)	2021	2020	$	%
Revenues
Postpaid revenues	$10,303	$5,887	$4,416	75%
Prepaid revenues	2,351	2,373	(22)	(1)%
Wholesale revenues	897	325	572	176%
Roaming and other service revenues	641	261	380	146%
Total service revenues	14,192	8,846	5,346	60%
Equipment revenues	5,346	2,117	3,229	153%
Other revenues	221	150	71	47%
Total revenues	19,759	11,113	8,646	78%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,384	1,639	1,745	106%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,142	2,529	2,613	103%
Selling, general and administrative	4,805	3,688	1,117	30%
Depreciation and amortization	4,289	1,718	2,571	150%
Total operating expenses	17,620	9,574	8,046	84%
Operating income	2,139	1,539	600	39%
Other income (expense)
Interest expense	(792)	(185)	(607)	328%
Interest expense to affiliates	(46)	(99)	53	(54)%
Interest income	3	12	(9)	(75)%
Other expense, net	(125)	(10)	(115)	NM
Total other expense, net	(960)	(282)	(678)	240%
Income before income taxes	1,179	1,257	(78)	(6)%
Income tax expense	(246)	(306)	60	(20)%
Net income	$933	$951	$(18)	(2)%

Statement of Cash Flows Data
Net cash provided by operating activities	$3,661	$1,617	$2,044	126%
Net cash used in investing activities	(11,239)	(1,580)	(9,659)	611%
Net cash provided by (used in) financing activities	3,874	(453)	4,327	NM
Non-GAAP Financial Measures
Adjusted EBITDA	6,905	3,665	3,240	88%
Core Adjusted EBITDA	5,864	3,500	2,364	68%
Free Cash Flow	1,304	732	572	78%
NM - Not Meaningful

The following discussion and analysis is for the three months ended March 31, 2021, compared to the same period in 2020 unless otherwise stated.

Total revenues increased $8.6 billion, or 78%. The components of this change are discussed below.

Postpaid revenues increased $4.4 billion, or 75%, primarily from:

•Higher average postpaid phone customers, primarily from customers acquired in the Merger and the success of new customer segments and rate plans, as well as continued growth in existing and new markets, along with promotional activities;
•Higher average postpaid other customers, primarily from customers acquired in the Merger and growth in other connected devices, primarily related to public and educational sector customers; and
•Higher postpaid phone ARPU, primarily as a result of customers acquired in the Merger. See “Postpaid Phone ARPU” in the “Performance Measures” section of this MD&A.

Prepaid revenues were essentially flat.

Wholesale revenues increased $572 million, or 176%, primarily from:

•Our Master Network Service Agreement with DISH, which went into effect on July 1, 2020; and
•Customers acquired in the Merger.

Roaming and other service revenues increased $380 million, or 146%, primarily from:

•Inclusion of wireline operations acquired in the Merger; and
•Higher Lifeline, advertising and affiliate revenues, primarily due to operations acquired in the Merger; partially offset by
•Lower domestic roaming due to revenue generated from Sprint customers roaming on the T-Mobile network in periods before the Merger.

Equipment revenues increased $3.2 billion, or 153%, primarily from:

•An increase of $1.7 billion in device sales revenue, excluding purchased leased devices, primarily from:
•An increase in the number of devices sold, excluding purchased leased devices, due to an increase in our customer base primarily due to the Merger; and
•Higher average revenue per device sold, excluding purchased leased devices, due to an increase in the high-end device mix primarily driven by a larger postpaid customer base as a result of the Merger;
•An increase of $876 million in lease revenues due to a higher number of customer devices under lease, primarily from leases acquired in the Merger;
•An increase of $237 million in sales of leased devices, primarily due to a larger base of leased devices as a result of the Merger; and
•An increase of $227 million in revenues primarily related to the liquidation of a higher volume of returned devices primarily as a result of the Merger.

Other revenues increased $71 million, or 47%, primarily from higher interest income on our EIP receivables.

Operating expenses increased $8.0 billion, or 84%. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $1.7 billion, or 106%, primarily from:

•An increase in expenses associated with leases, backhaul agreements and other network expenses acquired in the

Merger and the continued build-out of our nationwide 5G network;
•Higher employee-related and benefit-related costs primarily due to increased headcount as a result of the Merger;
•An increase of $136 million for the three months ended March 31, 2021, in Merger-related costs including incremental costs associated with network decommissioning and integration; and
•An increase in repair and maintenance costs, primarily due to the Merger and severe weather occurring during the three months ended March 31, 2021.

Cost of equipment sales, exclusive of depreciation and amortization, increased $2.6 billion, or 103%, primarily from:

•An increase of $2.0 billion in device cost of equipment sales, excluding purchased leased devices, primarily from:
•An increase in the number of devices sold, excluding purchased leased devices, due to an increase in our customer base primarily due to the Merger; and
•Higher average costs per device sold, excluding purchased leased devices, due to an increase in the high-end device mix primarily driven by a larger postpaid customer base as a result of the Merger;
•An increase of $255 million in leased device cost of equipment sales, primarily due to a larger base of leased devices as a result of the Merger; and
•An increase of $159 million in costs related to the liquidation of a higher volume of returned devices primarily as a result of the Merger.

Selling, general and administrative expenses increased $1.1 billion, or 30%, primarily from:

•Higher external labor and professional services, advertising and lease expense from the Merger;
•Higher employee-related costs due to an increase in the number of employees primarily from the Merger; and
•Higher commission expense, primarily due to higher gross customer additions; partially offset by
•Lower bad debt expense.
•Selling, general and administrative expenses for the three months ended March 31, 2020 included $117 million of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs. There were insignificant COVID-19 costs for the three months ended March 31, 2021.
•Merger-related costs of $145 million, including transaction costs associated with legal and professional service and restructuring costs including severance and store rationalization, in the three months ended March 31, 2021, compared to $143 million of Merger-related costs in the three months ended March 31, 2020.

Depreciation and amortization increased $2.6 billion, or 150%, primarily as a result of the Merger, including:

•Higher depreciation expense from assets acquired in the Merger, excluding leased devices, and expansion from the continued build-out of our nationwide 5G network;
•Higher depreciation expense on leased devices resulting from a larger base of leased devices as a result of the Merger; and
•Higher amortization from intangible assets acquired in the Merger.

Operating income, the components of which are discussed above, increased $600 million, or 39%.

Interest expense increased $607 million, or 328%, primarily from:

•The assumption of debt with a fair value of $31.8 billion in connection with the Merger;
•The issuance of an aggregate principal amount of $31.8 billion of Senior Secured Notes in 2020;
•Amortization of interest rate swap derivatives beginning upon settlement in April 2020; and
•The issuance of an aggregate principal amount of $3.0 billion of Senior Notes in January 2021; partially offset by
•The repayment of an aggregate principal amount of $4.2 billion of Senior Notes in 2020.

Interest expense to affiliates decreased $53 million, or 54%, primarily from the redemption of an aggregate principal amount of $5.25 billion of Senior Notes to affiliates and the repayment of an aggregate principal amount of $4.0 billion in Incremental term loan facility to affiliates in 2020, partially offset by lower capitalized interest.

Other expense, net increased $115 million, primarily from losses on the extinguishment of debt.

Income before income taxes, the components of which are discussed above, decreased $78 million, or 6%.

Income tax expense decreased $60 million, or 20%, primarily from:

•An increase in excess tax benefits related to the vesting of restricted stock awards and lower income before taxes for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.
•The effective tax rate was 20.9% and 24.4% for the three months ended March 31, 2021 and 2020, respectively.

Net income, the components of which are discussed above, decreased $18 million, or 2%, and included the following:

•Merger-related costs, net of tax, of $220 million for the three months ended March 31, 2021, compared to $117 million for the three months ended March 31, 2020.
•The negative impact of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs, net of tax, of $86 million for the three months ended March 31, 2020, compared to no impact for the three months ended March 31, 2021.

Guarantor Financial Information

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

Pursuant to the applicable indentures and supplemental indentures, the Senior Notes to affiliates and third parties issued by T-Mobile USA, Inc. and the Sprint Issuers (collectively, the “Issuers”) are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of Parent’s 100% owned subsidiaries (“Guarantor Subsidiaries”).

Pursuant to the applicable indentures and supplemental indentures, the Senior Secured Notes to third parties issued by T-Mobile USA, Inc. are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Parent and the Guarantor Subsidiaries, except for the Unsecured Guarantees of Sprint Corporation, Sprint Communications, Inc., and Sprint Capital Corporation, which are provided on a senior unsecured basis.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	March 31, 2021	December 31, 2020
Current assets	$17,615	$22,638
Noncurrent assets	173,783	165,294
Current liabilities	17,959	19,982
Noncurrent liabilities	117,678	112,930
Due to non-guarantors	7,697	7,433
Due to related parties	4,829	4,873
Due from related parties	20	22

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
(in millions)
Total revenues	$19,429	$67,112
Operating income	1,429	4,335
Net income	335	1,148
Revenue from non-guarantors	404	1,496
Operating expenses to non-guarantors	656	2,127
Other expense to non-guarantors	(36)	(114)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint and Sprint Communications, Inc. is presented in the table below:

(in millions)	March 31, 2021	December 31, 2020
Current assets	$620	$2,646
Noncurrent assets	29,521	26,278
Current liabilities	4,192	4,209
Noncurrent liabilities	69,002	65,161
Due from non-guarantors	29,257	25,993
Due to related parties	4,789	4,786

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint and Sprint Communications, Inc., since the acquisition of Sprint on April 1, 2020, is presented in the table below:

	Three Months Ended March 31, 2021	Nine Months Ended December 31, 2020
(in millions)
Total revenues	$2	$10
Operating loss	(1)	(15)
Net loss	(495)	(2,229)
Revenue from non-guarantors	2	6
Other income, net, from non-guarantors	680	1,084

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	March 31, 2021	December 31, 2020
Current assets	$620	$2,646
Noncurrent assets	38,586	35,330
Current liabilities	4,263	4,281
Noncurrent liabilities	74,083	70,253
Due from non-guarantors	38,322	35,046
Due to related parties	4,789	4,786

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation, since the acquisition of Sprint on April 1, 2020, is presented in the table below:

	Three Months Ended March 31, 2021	Nine Months Ended December 31, 2020
(in millions)
Total revenues	$2	$10
Operating loss	(1)	(15)
Net loss	(475)	(2,165)
Revenue from non-guarantors	2	6
Other income, net, from non-guarantors	773	1,085

Affiliates Whose Securities Collateralize Securities Registered or Being Registered

For a description of the collateral arrangements relating to securities of affiliates that collateralize the Senior Secured Notes, please refer to the section entitled “Affiliates Whose Securities Collateralize the Notes and the Guarantees” in the Company’s Registration Statement on Form S-4/A filed with the SEC on April 21, 2021, which section is incorporated herein by reference.

The assets, liabilities and results of operations of the combined affiliates whose securities are pledged as Collateral are not materially different than the corresponding amounts presented in the condensed consolidated financial statements of the Company.

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

Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Customers are qualified either for postpaid service utilizing phones, home internet, wearables, DIGITS or other connected devices, which include tablets and SyncUp products, where they generally pay after receiving service, or prepaid service, where they generally pay in advance of receiving service.

The following table sets forth the number of ending customers:

	As of March 31, 2021		Change
(in thousands)	2021	2020	#	%
Customers, end of period
Postpaid phone customers (1)(2)	67,402	40,797	26,605	65%
Postpaid other customers (1)(2)	15,170	7,014	8,156	116%
Total postpaid customers	82,572	47,811	34,761	73%
Prepaid customers (1)	20,865	20,732	133	1%
Total customers	103,437	68,543	34,894	51%
Acquired customers, net of base adjustments (2)	12	—	12	NM
NM - Not Meaningful
(1) Includes customers acquired in connection with the Merger and certain customer base adjustments. See Customer Base Adjustments and Net Customer Additions tables below.
(2) In the first quarter of 2021, we acquired 11,000 postpaid phone customers and 1,000 postpaid other customers through our acquisition of an affiliate.

Total customers increased 34,894,000, or 51%, primarily from:

•Higher postpaid phone customers, primarily due to customers acquired in the Merger and the success of new customer segments and rate plans and continued growth in existing and new markets, along with ongoing promotional activities;
•Higher postpaid other customers, primarily due to customers acquired in the Merger and growth in other connected devices, primarily related to public and educational sector customers and wearable products; and
•Higher prepaid customers, primarily due to the continued success of our prepaid business due to ongoing promotional activities and rate plan offers, partially offset by customer base adjustments made to align the customer reporting policies of T-Mobile and Sprint.

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
(7) Miscellaneous insignificant adjustments to align with T-Mobile policy.

Net Customer Additions (Losses)

The following table sets forth the number of net customer additions (losses):

	Three Months Ended March 31,		Change
(in thousands)	2021	2020	#	%
Net customer additions
Postpaid phone customers	773	452	321	71%
Postpaid other customers	437	325	112	34%
Total postpaid customers	1,210	777	433	56%
Prepaid customers	151	(128)	279	NM
Total customers	1,361	649	712	110%
NM - Not Meaningful

Total net customer additions increased 712,000, or 110%, primarily from:

•Higher postpaid phone net customer additions, primarily due to expanded retail presence as a result of the Merger and increased retail store traffic due to closures arising from the Pandemic in the prior period, as well as increased growth from T-Mobile for Business, partially offset by higher churn from customers acquired in the Merger;
•Higher prepaid net customer additions, primarily due to lower churn; and
•Higher postpaid other net customer additions, primarily due to expanded retail presence as a result of the Merger, higher gross additions from connected devices, and increased retail store traffic due to closures arising from the Pandemic in the prior period and lower churn.

Churn

Churn represents the number of customers whose service was disconnected as a percentage of the average number of customers during the specified period further divided by the number of months in the period. The number of customers whose service was disconnected is presented net of customers that subsequently have their service restored within a certain period of time. We believe that churn provides management, investors and analysts with useful information to evaluate customer retention and loyalty.

The following table sets forth the churn:

	Three Months Ended March 31,		Change
	2021	2020
Postpaid phone churn	0.98%	0.86%	12 bps
Prepaid churn	2.78%	3.52%	-74 bps

Postpaid phone churn increased 12 basis points, primarily due to the inclusion of the customer base acquired in the Merger with higher churn.

Prepaid churn decreased 74 basis points, primarily due to lower switching activity and improved quality of recently acquired customers.

Total Postpaid Accounts

A postpaid account is generally defined as a billing account number that generates revenue. Postpaid accounts are generally comprised of customers that are qualified for postpaid service utilizing phones, home internet, wearables, DIGITS or other connected devices which include tablets and SyncUp products, where they generally pay after receiving service.

	As of March 31, 2021		Change
(in thousands)	2021	2020	#	%
Accounts, end of period
Total postpaid customer accounts(1)	26,014	15,244	10,770	71%
(1) Includes accounts acquired in connection with the Merger and certain account base adjustments. See Account Base Adjustments table below.

Total postpaid customer accounts increased 10,770,000, or 71%, primarily due to 10,150,000 accounts acquired in the Merger, the success of new customer segments and rate plans, continued growth in existing and new markets, including our home internet product, along with ongoing promotional activities.

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

Average Revenue Per User

ARPU represents the average monthly service revenue earned from customers. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue per customer and assist in forecasting our future service revenues generated from our customer base. Postpaid phone ARPU excludes postpaid other customers and related revenues, which include home internet, wearables, DIGITS and other connected devices such as tablets and SyncUp products.

The following table illustrates the calculation of our operating measure ARPU and reconciles this measure to the related service revenues:

(in millions, except average number of customers and ARPU)	Three Months Ended March 31,		Change
	2021	2020	$	%
Calculation of Postpaid Phone ARPU
Postpaid service revenues	$10,303	$5,887	$4,416	75%
Less: Postpaid other revenues	(820)	(310)	(510)	165%
Postpaid phone service revenues	9,483	5,577	3,906	70%
Divided by: Average number of postpaid phone customers (in thousands) and number of months in period	66,834	40,585	26,249	65%
Postpaid phone ARPU	$47.30	$45.80	$1.50	3%
Calculation of Prepaid ARPU
Prepaid service revenues	$2,351	$2,373	$(22)	(1)%
Divided by: Average number of prepaid customers (in thousands) and number of months in period	20,728	20,759	(31)	—%
Prepaid ARPU	$37.81	$38.11	$(0.30)	(1)%

Postpaid Phone ARPU

Postpaid phone ARPU increased $1.50, or 3%, primarily due to:

•The net impact of customers acquired in the Merger, which have higher ARPU (net of changes arising from the reduction in base due to policy adjustments and reclassification of certain ARPU components from the acquired customers being moved to other revenue lines); and
•Higher premium service revenues; partially offset by
•Ongoing promotional activity.

Prepaid ARPU

Prepaid ARPU decreased $0.30, or 1%, primarily due to ongoing promotional activity.

Average Revenue Per Account

Average Revenue per Account (“ARPA”) represents the average monthly postpaid service revenue earned per account. We believe postpaid ARPA provides management, investors and analysts with useful information to assess and evaluate our postpaid service revenue realization and assist in forecasting our future postpaid service revenues on a per account basis. We consider postpaid ARPA to be indicative of our revenue growth potential given the increase in the average number of postpaid phone customers per account and increases in postpaid other customers, including home internet, wearables, DIGITS or other connected devices, which include tablets and SyncUp products.

The following table illustrates the calculation of our operating measure ARPA and reconciles this measure to the related service revenues:

(in millions, except average number of accounts, ARPA)	Three Months Ended March 31,		Change
	2021	2020	$	%
Calculation of Postpaid ARPA
Postpaid service revenues	$10,303	$5,887	$4,416	75%
Divided by: Average number of postpaid accounts (in thousands) and number of months in period	25,840	15,155	10,685	71%
Postpaid ARPA	$132.91	$129.47	$3.44	3%

Postpaid ARPA

Postpaid ARPA increased $3.44, or 3%, primarily due to:

•An increase in customers per account, including further penetration in connected devices;
•Higher premium service revenues; and
•The net impact of customers acquired in the Merger; partially offset by
•Ongoing promotional activity.

Adjusted EBITDA and Core Adjusted EBITDA

Beginning in the first quarter of 2021, we are disclosing Core Adjusted EBITDA as a financial measure to improve comparability as we de-emphasize device leasing programs as part of our value proposition.

Adjusted EBITDA represents earnings before Interest expense, net of Interest income, Income tax expense, Depreciation and amortization, stock-based compensation and certain income and expenses not reflective of our ongoing operating performance. Core Adjusted EBITDA represents Adjusted EBITDA less device lease revenues. Net income margin represents Net income divided by Service revenues. Adjusted EBITDA margin represents Adjusted EBITDA divided by Service revenues. Core Adjusted EBITDA margin represents Core Adjusted EBITDA divided by Service revenues.

Adjusted EBITDA and Core Adjusted EBITDA are non-GAAP financial measures utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance. We use Adjusted EBITDA and Core Adjusted EBITDA as benchmarks to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA and Core Adjusted EBITDA as supplemental measures to evaluate overall operating performance and facilitate comparisons with other wireless communications services companies because they are indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, stock-based compensation, Merger-related costs including network decommissioning costs and incremental costs directly attributable to the Pandemic, as they are not indicative of our ongoing operating performance, as well as certain other nonrecurring income and expenses. Management believes analysts and investors use Core Adjusted EBITDA because it normalizes for the transition in the Company’s device financing strategy, by excluding the impact of device lease revenues from Adjusted EBITDA, to align with the exclusion of the related depreciation expense on leased devices from Adjusted EBITDA. Adjusted EBITDA and Core Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for income from operations, net income or any other measure of financial performance reported in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended March 31,		Change
(in millions)	2021	2020	$	%
Net income	$933	$951	$(18)	(2)%
Adjustments:
Interest expense	792	185	607	328%
Interest expense to affiliates	46	99	(53)	(54)%
Interest income	(3)	(12)	9	(75)%
Other expense, net	125	10	115	NM
Income tax expense	246	306	(60)	(20)%
Operating income	2,139	1,539	600	39%
Depreciation and amortization	4,289	1,718	2,571	150%
Stock-based compensation (1)	130	123	7	6%
Merger-related costs	298	143	155	108%
COVID-19-related costs	—	117	(117)	(100)%
Other, net (2)	49	25	24	96%
Adjusted EBITDA	6,905	3,665	3,240	88%
Lease revenues	(1,041)	(165)	(876)	531%
Core Adjusted EBITDA	$5,864	$3,500	$2,364	68%
Net income margin (Net income divided by Service revenues)	7%	11%		-400 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	49%	41%		800 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	41%	40%		100 bps
NM - Not Meaningful
(1)Stock-based compensation includes payroll tax impacts and may not agree to stock-based compensation expense in the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.
(2)Other, net may not agree to the Condensed Consolidated Statements of Comprehensive Income primarily due to certain non-routine operating activities, such as other special items that would not be expected to reoccur or are not reflective of T-Mobile’s ongoing operating performance, and are therefore excluded in Adjusted EBITDA and Core Adjusted EBITDA.

Adjusted EBITDA increased $3.2 billion or 88%. The components comprising Adjusted EBITDA are discussed further above. The increase was primarily due to:

•Higher Total service revenues; and
•Higher Equipment revenues, including an increase in lease revenues of $876 million; partially offset by
•Higher Cost of equipment sales, excluding Merger-related costs;
•Higher Cost of services expenses, excluding Merger-related costs; and
•Higher Selling, general and administrative expenses, excluding Merger-related costs and supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs.

Core Adjusted EBITDA increased $2.4 billion or 68%. The increase was primarily due to an increase in Adjusted EBITDA, as discussed above, excluding lease revenues.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of long-term debt and common stock, financing leases, the sale of certain receivables, financing arrangements of vendor payables which effectively extend payment terms and the Revolving Credit Facility (as defined below). Further, the incurrence of additional indebtedness may inhibit our ability to incur new debt under the terms governing our existing and future indebtedness, which may make it more difficult for us to incur new debt in the future to finance our business strategy.

Cash Flows

The following is a condensed schedule of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
(in millions)	2021	2020	$	%
Net cash provided by operating activities	$3,661	$1,617	$2,044	126%
Net cash used in investing activities	(11,239)	(1,580)	(9,659)	611%
Net cash provided by (used in) financing activities	3,874	(453)	4,327	NM
NM - Not meaningful

Operating Activities

Net cash provided by operating activities increased $2.0 billion, or 126%, primarily from:

•A $2.5 billion increase in Net income, adjusted for non-cash income and expense; partially offset by
•A $436 million increase in net cash outflows from changes in working capital, primarily due to higher use of cash from Accounts payable and accrued liabilities, Equipment installment plan receivables and Other current and long-term liabilities, partially offset by lower use from Accounts receivable and Inventories.
•Net cash provided by operating activities includes $277 million and $161 million in payments for Merger-related costs for the three months ended March 31, 2021 and 2020, respectively.

Investing Activities

Net cash used in investing activities increased $9.7 billion, or 611%. The use of cash was primarily from:

•$8.9 billion in Purchases of spectrum licenses and other intangible assets, including deposits, primarily due to $8.9 billion paid for spectrum licenses won at the conclusion of Auction 107 in March 2021; and
•$3.2 billion in Purchases of property and equipment, including capitalized interest, from network integration related to the Merger and the continued build-out of our nationwide 5G network; partially offset by
•$891 million in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash provided by (used in) financing activities increased $4.3 billion. The source of cash was primarily from:

•$6.8 billion in Proceeds from issuance of long-term debt, net of issuance costs, from the issuance of $6.8 billion in Senior Notes; partially offset by
•$2.2 billion in Repayments of long-term debt driven by the redemption of $2.0 billion aggregate principal amount of our 6.500% Senior Notes due 2026 and repayments of $219 million aggregate principal amount of our 3.360% Senior Secured Series 2016-1 A-1 Notes due 2021;
•$287 million in Repayments of financing lease obligations; and
•$218 million in Tax withholdings on share-based awards.

Cash and Cash Equivalents

As of March 31, 2021, our Cash and cash equivalents were $6.7 billion compared to $10.4 billion at December 31, 2020.

Free Cash Flow

Free Cash Flow represents Net cash provided by operating activities less cash payments for Purchases of property and equipment, including Proceeds related to beneficial interests in securitization transactions, less Cash payments for debt prepayment or debt extinguishment. Free Cash Flow is a non-GAAP financial measure utilized by our management, investors and analysts of our financial information to evaluate cash available to pay debt and provide further investment in the business.

The table below provides a reconciliation of Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Three Months Ended March 31,		Change
(in millions)	2021	2020	$	%
Net cash provided by operating activities	$3,661	$1,617	$2,044	126%
Cash purchases of property and equipment	(3,183)	(1,753)	(1,430)	82%
Proceeds related to beneficial interests in securitization transactions	891	868	23	3%
Cash payments for debt prepayment or debt extinguishment costs	(65)	—	(65)	NM
Free Cash Flow	$1,304	$732	$572	78%
NM - Not Meaningful

Free Cash Flow increased $572 million, or 78%. The increase was primarily impacted by the following:

•Higher Net cash provided by operating activities, as described above; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest of $84 million and $112 million for the three months ended March 31, 2021 and 2020, respectively, from network integration related to the Merger and the continued build-out of our nationwide 5G network.
•Free Cash Flow includes $277 million and $161 million in payments for Merger-related costs for the three months ended March 31, 2021 and 2020, respectively.

Borrowing Capacity

We maintain a financing arrangement with Deutsche Bank AG, which allows for up to $108 million in borrowings. Under the financing arrangement, we can effectively extend payment terms for invoices payable to certain vendors. As of March 31, 2021, there were no outstanding balances under such financing arrangement.

We also maintain vendor financing arrangements primarily with our main network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. During the three months ended March 31, 2021, we repaid $55 million associated with the vendor financing arrangements and other financial liabilities. These payments are included in Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities, in our Condensed Consolidated Statements of Cash Flows. As of March 31, 2021, the outstanding balance under the vendor financing arrangements and other financial liabilities was $186 million, of which $96 million was assumed in connection with the closing of the Merger. As of March 31, 2020, there were no outstanding borrowings under the vendor financing agreements.

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $5.5 billion. As of March 31, 2021, there was no outstanding balance under the Revolving Credit Facility.

On October 30, 2020, we entered into a $5.0 billion senior secured term loan commitment with certain financial institutions. On January 14, 2021, we issued an aggregate of $3.0 billion of Senior Notes. The senior secured term loan commitment was reduced by an amount equal to the aggregate gross proceeds of the Senior Notes, which reduced the commitment to $2.0 billion. On March 23, 2021, we issued an aggregate of $3.8 billion of Senior Notes. The senior secured term loan commitment was terminated upon the issuance of the $3.8 billion of Senior Notes.

Debt Financing

As of March 31, 2021, our total debt and financing lease liabilities were $77.9 billion, excluding our tower obligations, of which $71.1 billion was classified as long-term debt and $1.3 billion was classified as long-term financing lease liabilities.

During the three months ended March 31, 2021, we issued long-term debt for net proceeds of $6.8 billion and redeemed and repaid short- and long-term debt with an aggregate principal amount of $2.3 billion.

For more information regarding our debt financing transactions, see Note 7 - Debt of the Notes to the Condensed Consolidated Financial Statements.

Spectrum Auction

In March 2021, the FCC announced that we were the winning bidder of 142 licenses in Auction 107 (C-band spectrum) for an aggregate purchase price of $9.3 billion, excluding relocation costs. At the inception of Auction 107 in October 2020, we deposited $438 million. Upon conclusion of Auction 107 in March 2021, we paid the FCC the remaining $8.9 billion for the licenses won in the auction. We expect to incur an additional $1.2 billion in relocation costs which will be paid through 2024.

For more information regarding our spectrum licenses, see Note 5 - Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of March 31, 2021, we derecognized net receivables of $2.5 billion upon sale through these arrangements.

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

We determine future liquidity requirements, for both operations and capital expenditures, based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses to comply with the Government Commitments, and we are also expected to incur substantial restructuring expenses in connection with integrating and coordinating T-Mobile’s and Sprint’s businesses, operations, policies and procedures. While we have assumed that a certain level of Merger-related expenses will be incurred, factors beyond our control, including required consultation and negotiation with certain counterparties, could affect the total amount or the timing of these expenses. These expenses could exceed the costs historically borne by us and adversely affect our financial condition and results of operations. There are a number of additional risks and uncertainties, including those due to the impact of the Pandemic, that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions on our common stock, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit agreements, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuers or borrowers to loan funds or make payments to Parent. However, the Issuers or borrowers are allowed to make certain permitted payments to Parent under the terms of each of the credit agreements, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of March 31, 2021.

Shentel Wireless Asset Acquisition

Sprint PCS (specifically Sprint Spectrum L.P.) is party to a variety of publicly filed agreements with Shentel, pursuant to which Shentel is the exclusive provider of Sprint PCS’s wireless mobility communications network products in certain parts of Maryland, North Carolina, Virginia, West Virginia, Kentucky, Ohio and Pennsylvania. Pursuant to one such agreement, the Sprint PCS Management Agreement, dated November 5, 1999 (as amended, supplemented and modified from time to time, the “Management Agreement”), Sprint PCS was granted an option to purchase Shentel’s wireless telecommunications assets used to provide services pursuant to the Management Agreement. On August 26, 2020, Sprint, now our indirect subsidiary, on behalf of and as the direct or indirect owner of Sprint PCS, exercised its option by delivering a binding notice of exercise to Shentel. T-Mobile’s exercise of its option triggered a requirement for the parties to engage three independent valuation providers to calculate the “entire business value” (the “Entire Business Value”) of such wireless telecommunications assets, pursuant to a formula and valuation process prescribed in the Management Agreement.

On February 1, 2021, in accordance with the Management Agreement and other agreed-upon terms, the Entire Business Value of Shentel’s wireless telecommunications assets used to provide services pursuant to the Management Agreement was determined to be $2.1 billion, and correspondingly, the base purchase price for such wireless telecommunications assets shall be ninety percent (90%) of that Entire Business Value amount ($1.9 billion), subject to certain other purchase price adjustments prescribed by the Management Agreement and such additional purchase price adjustments agreed by the parties. The parties are negotiating the remaining outstanding terms of a definitive agreement to govern the purchase of Shentel’s wireless telecommunication assets and expect the transaction to close in the third quarter of 2021 after satisfying customary conditions to closing.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain partners that provide us with the ability to enter into financing leases for network equipment and services. As of March 31, 2021, we have committed to $5.2 billion of financing leases under these financing lease facilities, of which $108 million was executed during the three months ended March 31, 2021. We expect to enter into up to an additional $1.1 billion in financing lease commitments during the year ending December 31, 2021.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses, the construction, expansion and upgrading of our network infrastructure and the integration of the networks, spectrum, technology, personnel, customer base and business practices of T-Mobile and Sprint. Property and equipment capital expenditures primarily relate to the integration of our spectrum licenses, including the pending acquisition of C-band licenses won in Auction 107, acquired Sprint 2.5 GHz spectrum licenses and existing 600 MHz spectrum licenses as we build out our nationwide 5G network. We expect the majority of our remaining capital expenditures related to these efforts to occur in 2021 and 2022, after which we expect a reduction in capital expenditure requirements.

For more information regarding our spectrum licenses, see Note 5 - Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements.

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

Related Party Transactions

We have related party transactions associated with DT, SoftBank or their affiliates in the ordinary course of business, including intercompany servicing and licensing.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended March 31, 2021, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended March 31, 2021, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to two customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli and Europäisch-Iranische Handelsbank. These services have been terminated or are in the process of being terminated. For the three months ended March 31, 2021, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended March 31, 2021 were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended March 31, 2021, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended March 31, 2021, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services during the three months ended March 31, 2021, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

Critical Accounting Policies and Estimates

Preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020, and which are hereby incorporated by reference herein.

Accounting Pronouncements Not Yet Adopted

For information regarding recently issued accounting standards, see Note 1 – Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For more information regarding the legal proceedings in which we are involved, see Note 2 - Business Combination and Note 11 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Other than the updated risk factor below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Our Fifth Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain actions and proceedings, which could limit the ability of our stockholders to obtain a judicial forum of their choice for disputes with the Company or its directors, officers or employees.

Our Fifth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or employee of the Company to the Company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, the Certificate of Incorporation or the Company’s bylaws or (iv) any other action asserting a claim arising under, in connection with, and governed by the internal affairs doctrine. This choice of forum provision does not waive our compliance with our obligations under the federal securities laws and the rules and regulations thereunder. Moreover, the provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or by the Securities Act of 1933, as amended.

This choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with the Company or its directors, officers or employees, which may discourage such lawsuits against the Company and its directors, officers and employees, even though an action, if successful, might benefit our stockholders. Alternatively, if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such matters in other jurisdictions, which could increase our costs of litigation and adversely affect our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.1	Forty-Third Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.250% Senior Note due 2026.	8-K	1/14/2021	4.2
4.2	Forty-Fourth Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.625% Senior Note due 2029.	8-K	1/14/2021	4.3
4.3	Forty-Fifth Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.875% Senior Note due 2031.	8-K	1/14/2021	4.4
4.4	Forty-Sixth Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.625% Senior Note due 2026.	8-K	3/23/2021	4.2
4.5	Forty-Seventh Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.375% Senior Note due 2029.	8-K	3/23/2021	4.3
4.6	Forty-Eighth Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.500% Senior Note due 2031.	8-K	3/23/2021	4.4
10.1*	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.				X
10.2*	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Executive Officers under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.				X
10.3*	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Cash Settled) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.				X
10.4*	Annual Incentive Award Notice under the 2013 Omnibus Incentive Plan.				X
10.5
First Amended and Restated Receivables Sale and Conveyancing Agreement, dated as of March 2, 2021, by and among T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.
					X
10.6	First Amended and Restated Receivables Sale and Contribution Agreement, dated as of March 2, 2021, by and between T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.				X

10.7
Fifth Amended and Restated Master Receivables Purchase Agreement, dated as of March 2, 2021, among T-Mobile Airtime Funding LLC, as transferor, T-Mobile PCS Holdings LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., as performance guarantors, Billing Gate One LLC, as outgoing purchaser, Landesbank Hessen-Thuringen Girozentrale, as outgoing bank purchasing agent, MUFG Bank (Europe) N.V., Germany Branch, as outgoing bank collections agent, The Toronto-Dominion Bank, as administrative agent, and certain financial institutions party thereto.
X
10.8	Performance Guaranty, dated as of March 2, 2021, by T-Mobile US, Inc. and T-Mobile USA, Inc.	X
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X
104	Cover Page Interactive Data File (the cover page XBRL tags)

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

May 4, 2021	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)