Form 10-Q
period 2021-06-30
T-Mobile US, Inc.
filed 2021-08-03
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 28, 2021
Common Stock, par value $0.00001 per share	1,247,966,318

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended June 30, 2021

Index for Notes to the Condensed Consolidated Financial Statements
PART I. Financial Information
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$7,793	$10,385
Accounts receivable, net of allowance for credit losses of $123 and $194	4,528	4,254
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $482 and $478	4,064	3,577
Accounts receivable from affiliates	18	22
Inventory	1,707	2,527
Prepaid expenses	818	624
Other current assets	1,642	2,496
Total current assets	20,570	23,885
Property and equipment, net	39,752	41,175
Operating lease right-of-use assets	27,511	28,021
Financing lease right-of-use assets	3,072	3,028
Goodwill	11,152	11,117
Spectrum licenses	82,917	82,828
Other intangible assets, net	4,600	5,298
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $115 and $127	2,284	2,031
Other assets	12,266	2,779
Total assets	$204,124	$200,162
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$8,411	$10,196
Payables to affiliates	105	157
Short-term debt	4,648	4,579
Short-term debt to affiliates	2,235	—
Deferred revenue	939	1,030
Short-term operating lease liabilities	3,577	3,868
Short-term financing lease liabilities	1,045	1,063
Other current liabilities	877	810
Total current liabilities	21,837	21,703
Long-term debt	65,897	61,830
Long-term debt to affiliates	2,490	4,716
Tower obligations	2,919	3,028
Deferred tax liabilities	10,391	9,966
Operating lease liabilities	26,515	26,719
Financing lease liabilities	1,376	1,444
Other long-term liabilities	5,229	5,412
Total long-term liabilities	114,817	113,115
Commitments and contingencies (Note 11)
Stockholders' equity
Common Stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,249,478,357 and 1,243,345,584 shares issued, 1,247,920,536 and 1,241,805,706 shares outstanding	—	—
Additional paid-in capital	72,919	72,772
Treasury stock, at cost, 1,557,821 and 1,539,878 shares issued	(14)	(11)
Accumulated other comprehensive loss	(1,510)	(1,581)
Accumulated deficit	(3,925)	(5,836)
Total stockholders' equity	67,470	65,344
Total liabilities and stockholders' equity	$204,124	$200,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2021	2020	2021	2020
Revenues
Postpaid revenues	$10,492	$9,959	$20,795	$15,846
Prepaid revenues	2,427	2,311	4,778	4,684
Wholesale revenues	935	408	1,832	733
Other service revenues	638	552	1,279	813
Total service revenues	14,492	13,230	28,684	22,076
Equipment revenues	5,215	4,269	10,561	6,386
Other revenues	243	172	464	322
Total revenues	19,950	17,671	39,709	28,784
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,491	3,098	6,875	4,737
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,453	3,667	10,595	6,196
Selling, general and administrative	4,823	5,604	9,628	9,292
Impairment expense	—	418	—	418
Depreciation and amortization	4,077	4,064	8,366	5,782
Total operating expenses	17,844	16,851	35,464	26,425
Operating income	2,106	820	4,245	2,359
Other income (expense)
Interest expense	(820)	(776)	(1,612)	(961)
Interest expense to affiliates	(32)	(63)	(78)	(162)
Interest income	2	6	5	18
Other expense, net	(1)	(195)	(126)	(205)
Total other expense, net	(851)	(1,028)	(1,811)	(1,310)
Income (loss) from continuing operations before income taxes	1,255	(208)	2,434	1,049
Income tax expense	(277)	(2)	(523)	(308)
Income (loss) from continuing operations	978	(210)	1,911	741
Income from discontinued operations, net of tax	—	320	—	320
Net income	$978	$110	$1,911	$1,061

Net income	$978	$110	$1,911	$1,061
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges, net of tax effect of $12, $3, $24, and $(273)	34	2	68	(790)
Unrealized gain on foreign currency translation adjustment, net of tax effect of $0, $0, $0, and $0	1	—	3	—
Other comprehensive income (loss)	35	2	71	(790)
Total comprehensive income	$1,013	$112	$1,982	$271
Earnings (loss) per share
Basic earnings (loss) per share:
Continuing operations	$0.78	$(0.17)	$1.53	$0.71
Discontinued operations	—	0.26	—	0.30
Basic	$0.78	$0.09	$1.53	$1.01
Diluted earnings (loss) per share:
Continuing operations	$0.78	$(0.17)	$1.52	$0.70
Discontinued operations	—	0.26	—	0.30
Diluted	$0.78	$0.09	$1.52	$1.00
Weighted average shares outstanding
Basic	1,247,563,331	1,236,528,444	1,245,552,847	1,047,338,364
Diluted	1,253,718,122	1,236,528,444	1,254,264,464	1,057,120,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Operating activities
Net income	$978	$110	$1,911	$1,061
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,077	4,064	8,366	5,782
Stock-based compensation expense	134	259	272	397
Deferred income tax expense	226	98	437	408
Bad debt expense	72	233	154	346
(Gains) losses from sales of receivables	(12)	30	(30)	55
Losses on redemption of debt	28	163	129	163
Impairment expense	—	418	—	418
Changes in operating assets and liabilities
Accounts receivable	(1,839)	(498)	(1,743)	(1,246)
Equipment installment plan receivables	(568)	127	(1,295)	196
Inventories	584	(553)	863	(1,064)
Operating lease right-of-use assets	1,272	937	2,396	1,464
Other current and long-term assets	(154)	(104)	(100)	(98)
Accounts payable and accrued liabilities	28	(1,261)	(1,356)	(1,666)
Short and long-term operating lease liabilities	(996)	(1,077)	(2,365)	(1,802)
Other current and long-term liabilities	(47)	(2,190)	(264)	(2,111)
Other, net	(4)	21	65	91
Net cash provided by operating activities	3,779	777	7,440	2,394
Investing activities
Purchases of property and equipment, including capitalized interest of $57, $119, $141, and $231	(3,270)	(2,257)	(6,453)	(4,010)
Purchases of spectrum licenses and other intangible assets, including deposits	(8)	(745)	(8,930)	(844)
Proceeds from sales of tower sites	31	—	31	—
Proceeds related to beneficial interests in securitization transactions	1,137	602	2,028	1,470
Net cash related to derivative contracts under collateral exchange arrangements	—	1,212	—	632
Acquisition of companies, net of cash and restricted cash acquired	(1)	(5,000)	(30)	(5,000)
Other, net	28	(168)	32	(184)
Net cash used in investing activities	(2,083)	(6,356)	(13,322)	(7,936)
Financing activities
Proceeds from issuance of long-term debt	3,006	26,694	9,769	26,694
Payments of consent fees related to long-term debt	—	(109)	—	(109)
Repayments of financing lease obligations	(269)	(236)	(556)	(518)
Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities	(36)	(151)	(91)	(176)
Repayments of long-term debt	(3,150)	(10,529)	(5,369)	(10,529)
Issuance of common stock	—	17,290	—	17,290
Repurchases of common stock	—	(16,990)	—	(16,990)
Proceeds from issuance of short-term debt	—	18,743	—	18,743
Repayments of short-term debt	—	(18,929)	—	(18,929)
Tax withholdings on share-based awards	(76)	(138)	(294)	(279)
Cash payments for debt prepayment or debt extinguishment costs	(6)	(24)	(71)	(24)
Other, net	(46)	7	(91)	2
Net cash (used in) provided by financing activities	(577)	15,628	3,297	15,175
Change in cash and cash equivalents, including restricted cash	1,119	10,049	(2,585)	9,633
Cash and cash equivalents, including restricted cash
Beginning of period	6,759	1,112	10,463	1,528
End of period	$7,878	$11,161	$7,878	$11,161
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2021	1,246,773,175	$(14)	$72,839	$(1,545)	$(4,903)	$66,377
Net income	—	—	—	—	978	978
Other comprehensive income	—	—	—	35	—	35
Stock-based compensation	—	—	150	—	—	150
Exercise of stock options	100,238	—	6	—	—	6
Issuance of vested restricted stock units	1,603,258	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(559,630)	—	(76)	—	—	(76)
Transfers with NQDC plan	3,495	—	—	—	—	—
Balance as of June 30, 2021	1,247,920,536	$(14)	$72,919	$(1,510)	$(3,925)	$67,470

Balance as of December 31, 2020	1,241,805,706	$(11)	$72,772	$(1,581)	$(5,836)	$65,344
Net income	—	—	—	—	1,911	1,911
Other comprehensive income	—	—	—	71	—	71
Stock-based compensation	—	—	304	—	—	304
Exercise of stock options	181,040	—	9	—	—	9
Stock issued for employee stock purchase plan	1,272,253	—	125	—	—	125
Issuance of vested restricted stock units	7,025,097	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(2,345,617)	—	(294)	—	—	(294)
Transfers with NQDC plan	(17,943)	(3)	3	—	—	—
Balance as of June 30, 2021	1,247,920,536	$(14)	$72,919	$(1,510)	$(3,925)	$67,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2020	861,128,106	$(11)	$38,597	$(1,660)	$(7,949)	$28,977
Net income	—	—	—	—	110	110
Other comprehensive income	—	—	—	2	—	2
Stock-based compensation	—	—	272	—	—	272
Exercise of stock options	262,394	—	14	—	—	14
Stock issued for employee stock purchase plan	(13)	—	—	—	—	—
Issuance of vested restricted stock units	4,157,095	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,564,635)	—	(138)	—	—	(138)
Transfers with NQDC plan	(40,263)	(1)	1	—	—	—
Shares issued in secondary offering	173,564,426	—	17,216	—	—	17,216
Shares repurchased from SoftBank (1)	(173,564,426)	—	(16,990)	—	—	(16,990)
Merger consideration	373,396,310	—	33,533	—	—	33,533
Balance as of June 30, 2020	1,237,338,994	$(12)	$72,505	$(1,658)	$(7,839)	$62,996

Balance as of December 31, 2019	856,905,400	$(8)	$38,498	$(868)	$(8,833)	$28,789
Net income	—	—	—	—	1,061	1,061
Other comprehensive loss	—	—	—	(790)	—	(790)
Executive put option	(342,000)	—	1	—	—	1
Stock-based compensation	—	—	424	—	—	424
Exercise of stock options	311,587	—	15	—	—	15
Stock issued for employee stock purchase plan	1,246,304	—	83	—	—	83
Issuance of vested restricted stock units	8,912,304	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(3,055,034)	—	(279)	—	—	(279)
Transfers with NQDC plan	(35,877)	(4)	4	—	—	—
Shares issued in secondary offering	173,564,426	—	17,216	—	—	17,216
Shares repurchased from SoftBank (1)	(173,564,426)	—	(16,990)	—	—	(16,990)
Merger consideration	373,396,310	—	33,533	—	—	33,533
Prior year Retained Earnings	—	—	—	—	(67)	(67)
Balance as of June 30, 2020	1,237,338,994	$(12)	$72,505	$(1,658)	$(7,839)	$62,996
(1)     On June 22, 2020, we entered into a Master Framework Agreement and related transactions with SoftBank Group Corp. (“SoftBank”) to facilitate SoftBank’s monetization of a portion of our common stock held by SoftBank. We received a payment of $300 million from SoftBank. This amount, net of tax, was treated as a reduction of the purchase price of the shares acquired from SoftBank and was recorded as Additional paid-in capital.

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

Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” and has since modified the standard with ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (together, the “reference rate reform standard”). The reference rate reform standard provides temporary optional expedients and allows for certain exceptions to applying existing GAAP for contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The reference rate reform standard is available for adoption through December 31, 2022, and the optional expedients for contract modifications must be elected for all arrangements within a given Accounting Standards Codification (“ASC”) Topic or Industry Subtopic. We expect to elect the optional expedients for eligible contract modifications accounted for under a given ASC Topic as they occur through December 31, 2022. The application of these expedients is not expected to have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, or are not expected to have, a significant impact on our present or future consolidated financial statements.

Note 2 – Business Combinations

Business Combination Agreement and Amendments

On April 29, 2018, we entered into a Business Combination Agreement with Sprint and the other parties named therein (as amended, the “Business Combination Agreement”) for the Merger. The Business Combination Agreement was subsequently amended to provide that, following the closing of the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”), SoftBank would indemnify us against certain specified matters and the loss of value arising out of, or resulting from, cessation of access to spectrum under certain circumstances and subject to certain limitations and qualifications.

On February 20, 2020, T-Mobile, SoftBank and Deutsche Telekom AG (“DT”) entered into a letter agreement (the “Letter Agreement”). Pursuant to the Letter Agreement, SoftBank agreed to cause its applicable affiliates to surrender to T-Mobile, for

Index for Notes to the Condensed Consolidated Financial Statements
no additional consideration, an aggregate of 48,751,557 shares of T-Mobile common stock (such number of shares, the “SoftBank Specified Shares Amount”), effective immediately following the Effective Time (as defined in the Business Combination Agreement), making SoftBank’s exchange ratio 11.31 shares of Sprint common stock for each share of T-Mobile common stock. This resulted in an effective exchange ratio of approximately 11.00 shares of Sprint common stock for each share of T-Mobile common stock immediately following the closing of the Merger, an increase from the originally agreed 9.75 shares. Sprint stockholders, other than SoftBank, received the original fixed exchange ratio of 0.10256 shares of T-Mobile common stock for each share of Sprint common stock, or the equivalent of approximately 9.75 shares of Sprint common stock for each share of T-Mobile common stock.

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

Closing of Sprint Merger

On April 1, 2020, we completed the Merger, and as a result, Sprint and its subsidiaries became wholly owned consolidated subsidiaries of T-Mobile. Sprint was the fourth-largest telecommunications company in the U.S., offering a comprehensive range of wireless and wireline communication products and services. As a combined company, we have been able to rapidly launch a broad and deep nationwide 5G network, accelerate innovation, increase competition in the U.S. wireless and broadband industries and achieve significant synergies and cost reductions by eliminating redundancies within the combined network as well as other business processes and operations.

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

Consideration Transferred

The acquisition-date fair value of consideration transferred in the Merger totaled $40.8 billion, comprised of the following:

(in millions)	April 1, 2020
Fair value of T-Mobile common stock issued to Sprint stockholders (1)	$31,328
Fair value of T-Mobile replacement equity awards attributable to pre-combination service (2)	323
Repayment of Sprint’s debt (including accrued interest and prepayment penalties) (3)	7,396
Fair value of contingent consideration (4)	1,882
Payment received from selling stockholder (5)	(102)
Total consideration exchanged	$40,827
(1)     Represents the fair value of T-Mobile common stock issued to Sprint stockholders pursuant to the Business Combination Agreement, less shares surrendered by SoftBank pursuant to the Letter Agreement. The fair value is based on 373,396,310 shares of T-Mobile common stock issued at an exchange ratio of 0.10256 shares of T-Mobile common stock per share of Sprint common stock, less 48,751,557 T-Mobile shares surrendered by SoftBank which are treated as contingent consideration, and the closing price per share of T-Mobile common stock on NASDAQ on March 31, 2020, of $83.90, as shares were transferred to Sprint stockholders prior to the opening of markets on April 1, 2020.
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

Index for Notes to the Condensed Consolidated Financial Statements
(4)     Represents the fair value of the SoftBank Specified Shares Amount contingent consideration that may be issued as set forth in the Letter Agreement.
(5)     Represents receipt of a cash payment from SoftBank for certain reimbursed Merger expenses.

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

Index for Notes to the Condensed Consolidated Financial Statements

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

Amounts initially disclosed for the estimated values of certain acquired assets and liabilities assumed were adjusted through March 31, 2021 (the close of the measurement period) based on information arising after the initial valuation.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

Indemnification Assets and Contingent Liabilities

Pursuant to Amendment No 2. to the Business Combination Agreement, SoftBank agreed to indemnify us against certain specified matters and losses. As of the acquisition date, we recorded a contingent liability and an offsetting indemnification asset for the expected reimbursement by SoftBank for certain Lifeline matters. The liability is presented in Accounts payable and accrued liabilities, and the indemnification asset is presented in Other current assets within our acquired assets and liabilities at the acquisition date. In November 2020, we entered into a consent decree with the Federal Communications Commission (“FCC”) to resolve certain Lifeline matters, which resulted in a payment of $200 million by SoftBank. Final resolution of these matters could require making additional reimbursements and paying additional fines and penalties, which we do not expect to have a significant impact on our financial results. We expect that any additional liabilities related to these matters would be indemnified and reimbursed by SoftBank.

Deferred Taxes

As a result of the Merger, we acquired deferred tax assets for which a valuation allowance reserve is deemed to be necessary, as well as additional uncertain tax benefit reserves. As of the date of the Merger, the amount of the valuation allowance reserve and uncertain tax benefit reserves was $851 million and $660 million, respectively. We continue to monitor positive and negative evidence related to the utilization of our deferred tax assets subject to a valuation allowance. It is possible the valuation allowance we deem to be necessary will be reduced within the next 12 months.

Transaction Costs

There were no significant transaction costs recognized in the three months ended June 30, 2021. We recognized transaction costs of $145 million for the three months ended June 30, 2020, and $13 million and $184 million for the six months ended June 30, 2021 and 2020, respectively. These costs were associated with legal and professional services and were recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income.

Pro Forma Information

The following unaudited pro forma financial information gives effect to the Transactions as if they had been completed on January 1, 2019. The unaudited pro forma information was prepared in accordance with the requirements of ASC 805: Business Combinations, which is a different basis than pro forma information prepared under Article 11 of Regulation S-X (“Article 11”). As such, they are not directly comparable with historical results for stand-alone T-Mobile prior to April 1, 2020, historical results for T-Mobile from April 1, 2020 that reflect the Transactions and are inclusive of the results and operations of Sprint, nor our previously provided pro forma financials prepared in accordance with Article 11. The pro forma results for the three and six months ended June 30, 2020 include the impact of several significant nonrecurring pro forma adjustments to previously reported operating results. The pro forma adjustments are based on historically reported transactions by the respective companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition.

(in millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total revenues	$17,665	$35,073
(Loss) income from continuing operations	(9)	1,102
Income from discontinued operations, net of tax	320	677
Net income	311	1,779

Index for Notes to the Condensed Consolidated Financial Statements
Significant nonrecurring pro forma adjustments include:

•Transaction costs of $145 million and $202 million that were incurred during the three and six months ended June 30, 2020, respectively, are assumed to have occurred on the pro forma close date of January 1, 2019, and are recognized as if incurred in the first quarter of 2019;
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
•Tangible and intangible assets are assumed to be recorded at their estimated fair values as of January 1, 2019 and are depreciated or amortized over their estimated useful lives; and
•Accounting policies of Sprint are conformed to those of T-Mobile including depreciation for leased devices, distribution arrangements with Brightstar US, Inc., amortization of costs to acquire a contract and certain tower lease transactions.

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

Shenandoah Personal Communications Company Affiliate Relationship

Sprint PCS (specifically Sprint Spectrum L.P.) was party to a variety of publicly filed agreements with Shenandoah Personal Communications Company LLC (“Shentel”), pursuant to which Shentel was the exclusive provider of Sprint PCS’s wireless mobility communications network products in certain parts of Maryland, North Carolina, Virginia, West Virginia, Kentucky, Ohio and Pennsylvania. Pursuant to one such agreement, the Sprint PCS Management Agreement, dated November 5, 1999 (as amended, supplemented and modified from time to time, the “Management Agreement”), Sprint PCS was granted an option to purchase Shentel’s wireless telecommunications assets (the “Wireless Assets”) used to provide services pursuant to the Management Agreement. On August 26, 2020, Sprint, now our indirect subsidiary, on behalf of and as the direct or indirect owner of Sprint PCS, exercised its option by delivering a binding notice of exercise to Shentel.

On May 28, 2021, T-Mobile USA, Inc., a Delaware corporation and our direct wholly-owned subsidiary, entered into an asset purchase agreement (the “Purchase Agreement”) with Shentel, for the acquisition of the Wireless Assets for an aggregate purchase price of approximately $1.9 billion in cash, subject to certain adjustments prescribed by the Management Agreement and such additional adjustments agreed by the parties.

Subsequent to June 30, 2021 and upon the completion of certain customary conditions, including the receipt of certain regulatory approvals, on July 1, 2021, we closed on the acquisition of the Wireless Assets pursuant to the Purchase Agreement and, as a result, T-Mobile became the legal owner of the Wireless Assets. Concurrently and as agreed to through the Purchase Agreement, T-Mobile and Shentel entered into certain separate transactions, including the effective settlement of the pre-existing arrangements between T-Mobile and Shentel under the Management Agreement. In exchange, T-Mobile transferred cash of approximately $2.0 billion, approximately $1.9 billion of which was determined to be consideration transferred for the Wireless Assets and the remainder of which was determined to relate to separate transactions, primarily associated with the effective settlement of pre-existing arrangements between T-Mobile and Shentel. Accordingly, these separate transactions are not included in the calculation of the consideration transferred in exchange for the Wireless Assets. We do not currently expect any additional material adjustments to the consideration already transferred.

We have concluded that the acquired set of the Wireless Assets constitutes a business as defined in ASC 805, “Business Combinations,” and we therefore will account for the acquired set of Wireless Assets as a business combination. The major classes of assets acquired through the acquisition of the Wireless Assets include fixed assets and network equipment, operating lease right-of-use assets, reacquired rights and other intangible assets. The major classes of liabilities assumed include operating

Index for Notes to the Condensed Consolidated Financial Statements
lease liabilities. Due to the limited time since the acquisition date and the complexity of the acquisition, the accounting for the business combination and separate transactions as agreed to through the Purchase Agreement are not yet complete. We are not able to provide the allocation of consideration paid to the assets acquired or liabilities assumed, nor are we able to provide additional details on the accounting for the concurrent transactions agreed to through the Purchase Agreement. The financial results of the Wireless Assets are not expected to be material to our Condensed Consolidated Statements of Comprehensive Income.

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

EIP Receivables Portfolio Segment

Based upon customer credit profiles at the time of customer origination, we classify the EIP receivables segment into two customer classes of “Prime” and “Subprime.” Prime customer receivables are those with lower credit risk and Subprime customer receivables are those with higher credit risk. Customers may be required to make a down payment on their equipment purchases. In addition, certain customers within the Subprime category may be required to pay a deposit.

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

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	June 30, 2021	December 31, 2020
EIP receivables, gross	$6,945	$6,213
Unamortized imputed discount	(342)	(325)
EIP receivables, net of unamortized imputed discount	6,603	5,888
Allowance for credit losses	(255)	(280)
EIP receivables, net of allowance for credit losses and imputed discount	$6,348	$5,608
Classified on the balance sheet as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$4,064	$3,577
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,284	2,031
EIP receivables, net of allowance for credit losses and imputed discount	$6,348	$5,608

We manage our EIP receivables portfolio using delinquency and customer credit class as key credit quality indicators. The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of June 30, 2021:

	Originated in 2021		Originated in 2020		Originated prior to 2020		Total EIP Receivables, net of unamortized imputed discounts
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Grand total
Current - 30 days past due	$2,177	$1,436	$1,613	$954	$221	$100	$4,011	$2,490	$6,501
31 - 60 days past due	12	18	11	17	2	3	25	38	63
61 - 90 days past due	2	5	3	7	1	1	6	13	19
More than 90 days past due	2	2	3	7	2	4	7	13	20
EIP receivables, net of unamortized imputed discount	$2,193	$1,461	$1,630	$985	$226	$108	$4,049	$2,554	$6,603

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

For EIP receivables acquired in the Merger, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is accreted to interest income over the contractual life of the loan using the effective interest method. EIP receivables had a combined weighted average effective interest rate of 6.3% and 6.7% as of June 30, 2021 and December 31, 2020, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
Activity for the six months ended June 30, 2021 and 2020, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	June 30, 2021			June 30, 2020
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$194	$605	$799	$61	$399	$460
Beginning balance adjustment due to implementation of the new credit loss standard	—	—	—	—	91	91
Bad debt expense	76	78	154	178	168	346
Write-offs, net of recoveries	(147)	(104)	(251)	(56)	(96)	(152)
Change in imputed discount on short-term and long-term EIP receivables	N/A	91	91	N/A	10	10
Impact on the imputed discount from sales of EIP receivables	N/A	(73)	(73)	N/A	(81)	(81)
Allowance for credit losses and imputed discount, end of period	$123	$597	$720	$183	$491	$674

Off-Balance-Sheet Credit Exposures

We do not have material, unmitigated off-balance-sheet credit exposures as of June 30, 2021. In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets included in our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

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

As of both June 30, 2021 and December 31, 2020, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included in our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	June 30, 2021	December 31, 2020
Other current assets	$436	$388
Other assets	133	120
Other long-term liabilities	4	4

In addition, the EIP BRE is a separate legal entity with its own separate creditors who will be entitled, prior to any liquidation of the EIP BRE, to be satisfied prior to any value in the EIP BRE becoming available to us. Accordingly, the assets of the EIP BRE may not be used to settle our general obligations and creditors of the EIP BRE have limited recourse to our general credit.

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). The maximum funding commitment of the service receivable sale arrangement is $950 million, and the facility expires in March 2022. As of June 30, 2021 and December 31, 2020, the service receivable sale arrangement provided funding of $775 million and $772 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

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

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included in our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	June 30, 2021	December 31, 2020
Other current assets	$202	$378
Other current liabilities	313	357

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

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including customer default rates. As of June 30, 2021 and December 31, 2020, our deferred purchase price related to the sales of service receivables and EIP receivables was $770 million and $884 million, respectively.

The following table summarizes the impact of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2021	December 31, 2020
Derecognized net service receivables and EIP receivables	$2,491	$2,528
Other current assets	638	766
of which, deferred purchase price	637	764
Other long-term assets	133	120
of which, deferred purchase price	133	120
Other current liabilities	313	357
Other long-term liabilities	4	4
Net cash proceeds since inception	1,755	1,715
Of which:
Change in net cash proceeds during the year-to-date period	40	(229)
Net cash proceeds funded by reinvested collections	1,715	1,944

We recognized a gain from sales of receivables, including adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price, of $12 million and a loss from sales of receivables of $30 million for the three months ended June 30, 2021 and 2020, respectively, and a gain of $30 million and a loss of $55 million for the six months ended June 30, 2021 and 2020, respectively, in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income.

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

Note 5 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2021 and year ended December 31, 2020, are as follows:

(in millions)	Goodwill
Historical goodwill, net of accumulated impairment losses of $10,766	$1,930
Goodwill from acquisitions in 2020	9,405
Layer3 goodwill impairment	(218)
Balance as of December 31, 2020	11,117
Purchase price adjustment of goodwill from acquisitions in 2020	22
Goodwill from acquisitions in 2021	13
Balance as of June 30, 2021	$11,152
Accumulated impairment losses at June 30, 2021	$(10,984)

On April 1, 2020, we completed our Merger with Sprint, which was accounted for as a business combination resulting in $9.4 billion in goodwill. The acquired goodwill was allocated to the wireless reporting unit and will be tested for impairment at this level. See Note 2 - Business Combinations for further information.

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

Other intangible assets are amortized over the remaining period that the asset is expected to provide benefit to us.

Spectrum Licenses

The following table summarizes our spectrum license activity for the six months ended June 30, 2021:

(in millions)	2021
Spectrum licenses, beginning of year	$82,828
Spectrum license acquisitions	87
Costs to clear spectrum	2
Spectrum licenses, end of period	$82,917

In March 2021, the FCC announced that we were the winning bidder of 142 licenses in Auction 107 (C-band spectrum) for an aggregate purchase price of $9.3 billion, excluding relocation costs. At the inception of Auction 107 in October 2020, we deposited $438 million. Upon conclusion of Auction 107 in March 2021, we paid the FCC the remaining $8.9 billion for the licenses won in the auction. Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits in our Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2021. We expect to incur an additional $1.2 billion in relocation costs which will be paid through 2024.

The aggregate cash payments made to the FCC are included in Other assets as of June 30, 2021, in our Condensed Consolidated Balance Sheets, as the licenses had not yet been issued. As of June 30, 2021, the activities that are necessary to get the C-band spectrum ready for its intended use have not begun, as such, capitalization of the interest associated with the costs of acquiring the C-band spectrum has not begun. Subsequent to June 30, 2021, on July 23, 2021, the FCC issued to us the licenses won in the Auction.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	June 30, 2021			December 31, 2020
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	Up to 8 years	$4,903	$(1,398)	$3,505	$4,900	$(865)	$4,035
Tradenames and patents	Up to 19 years	606	(486)	120	598	(412)	186
Favorable spectrum leases	Up to 27 years	741	(54)	687	790	(35)	755
Other	Up to 10 years	377	(89)	288	377	(55)	322
Other intangible assets		$6,627	$(2,027)	$4,600	$6,665	$(1,367)	$5,298

Amortization expense for intangible assets subject to amortization was $295 million and $387 million for the three months ended June 30, 2021 and 2020, respectively, and $661 million and $411 million for the six months ended June 30, 2021 and 2020, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
The estimated aggregate future amortization expense for intangible assets subject to amortization are summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending June 30,
2022	$1,095
2023	903
2024	746
2025	588
2026	428
Thereafter	840
Total	$4,600
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

Aggregate changes in the fair value of the interest rate lock derivatives, net of tax and amortization, of $1.5 billion and $1.6 billion are presented in Accumulated other comprehensive loss as of June 30, 2021 and December 31, 2020, respectively.
Between April 2 and April 6, 2020, in connection with the issuance of an aggregate of $19.0 billion of Senior Secured Notes bearing interest rates ranging from 3.500% to 4.500% and maturing in 2025 through 2050, we terminated our interest rate lock derivatives.

At the time of termination in the second quarter of 2020, the interest rate lock derivatives were a liability of $2.3 billion, of which $1.2 billion was cash-collateralized. The cash flows associated with the settlement of interest rate lock derivatives are presented on a gross basis in our Condensed Consolidated Statements of Cash Flows, with the total cash payments to settle the swaps of $2.3 billion presented in changes in Other current and long-term liabilities within Net cash provided by operating activities and the return of cash collateral of $1.2 billion presented as an inflow in Net cash related to derivative contracts under collateral exchange arrangements within Net cash used in investing activities for the three and six months ended June 30, 2020.

Upon the issuance of debt to which the hedged interest rate risk related, we began amortizing the Accumulated other comprehensive loss related to the derivatives into Interest expense in a manner consistent with how the hedged interest payments affect earnings. For the three and six months ended June 30, 2021, $47 million and $93 million, respectively, was amortized from Accumulated other comprehensive loss into Interest expense in the Condensed Consolidated Statements of

Index for Notes to the Condensed Consolidated Financial Statements
Comprehensive Income. For both the three and six months ended June 30, 2020, $39 million was amortized from Accumulated other comprehensive loss into Interest expense. We expect to amortize $196 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense over the next 12 months.

Deferred Purchase Price Assets
In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. See Note 4 – Sales of Certain Receivables for further information.

The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included in our Condensed Consolidated Balance Sheets, were $770 million and $884 million at June 30, 2021 and December 31, 2020, respectively. Fair value was equal to carrying amount at June 30, 2021 and December 31, 2020.

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates. The fair value estimates were based on information available as of June 30, 2021 and December 31, 2020. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	June 30, 2021		December 31, 2020
(in millions)		Carrying Amount (1)	Fair Value (1)	Carrying Amount (1)	Fair Value (1)
Liabilities:
Senior Unsecured Notes to third parties	1	$34,768	$36,967	$29,966	$32,450
Senior Notes to affiliates	2	4,725	4,937	4,716	4,991
Senior Secured Notes to third parties	1	35,629	38,612	36,204	40,519
(1)     Excludes $148 million and $240 million as of June 30, 2021 and December 31, 2020, respectively, in vendor financing arrangements and other debt as the carrying values approximate fair value primarily due to the short-term maturities of these instruments.

Note 7 – Debt

The following table sets forth the debt balances and activity as of, and for the six months ended, June 30, 2021:

(in millions)	December 31, 2020	Proceeds from Issuances and Borrowings (1)	Note Redemptions (1)	Repayments	Reclassifications (1)	Other (2)	June 30, 2021
Short-term debt	$4,579	$—	$—	$(660)	$786	$(57)	$4,648
Long-term debt	61,830	9,768	(4,742)	—	(786)	(173)	65,897
Total debt to third parties	66,409	9,768	(4,742)	(660)	—	(230)	70,545
Short-term debt to affiliates	—	—	—	—	2,231	4	2,235
Long-term debt to affiliates	4,716	—	—	—	(2,231)	5	2,490
Total debt	$71,125	$9,768	$(4,742)	$(660)	$—	$(221)	$75,270
(1)Issuances and borrowings, note redemptions, and reclassifications are recorded net of related issuance costs, discounts and premiums.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees.

Index for Notes to the Condensed Consolidated Financial Statements
Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 4.1% and 4.9% for the three months ended June 30, 2021 and 2020, respectively, and 4.2% and 4.7% for the six months ended June 30, 2021 and 2020, respectively, on weighted average debt outstanding of $75.5 billion and $66.1 billion for the three months ended June 30, 2021 and 2020, respectively, and $74.5 billion and $48.5 billion for the six months ended June 30, 2021 and 2020, respectively. The weighted average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Issuances and Borrowings

During the six months ended June 30, 2021, we issued the following Senior Notes:

(in millions)	Principal Issuances	Premiums and Issuance Costs	Net Proceeds from Issuance of Long-Term Debt	Issue Date
2.250% Senior Notes due 2026	$1,000	$(7)	$993	January 14, 2021
2.625% Senior Notes due 2029	1,000	(7)	993	January 14, 2021
2.875% Senior Notes due 2031	1,000	(6)	994	January 14, 2021
2.625% Senior Notes due 2026	1,200	(7)	1,193	March 23, 2021
3.375% Senior Notes due 2029	1,250	(7)	1,243	March 23, 2021
3.500% Senior Notes due 2031	1,350	(8)	1,342	March 23, 2021
2.250% Senior Notes due 2026	800	(2)	798	May 13, 2021
3.375% Senior Notes due 2029	1,100	6	1,106	May 13, 2021
3.500% Senior Notes due 2031	1,100	6	1,106	May 13, 2021
Total of Senior Notes issued	$9,800	$(32)	$9,768

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

On May 13, 2021, we issued $800 million of 2.250% Senior Notes due 2026, $1.1 billion of 3.375% Senior Notes due 2029, and $1.1 billion of 3.500% Senior Notes due 2031.

Index for Notes to the Condensed Consolidated Financial Statements

Note Redemptions and Repayments

During the six months ended June 30, 2021, we made the following note redemptions and repayments:

(in millions)	Principal Amount	Write-off of Issuance Cost and Consent Fees (1)	Redemption Premium (2)	Redemption Date	Redemption Price
6.500% Senior Notes due 2026	$2,000	$36	$65	March 27, 2021	103.250%
6.000% Senior Notes due 2023	1,300	10	—	May 23, 2021	100.000%
6.000% Senior Notes due 2024	1,000	9	—	May 23, 2021	100.000%
5.125% Senior Notes due 2025	500	3	6	May 23, 2021	101.281%
Total Senior Notes to third parties redeemed	$4,800	$58	$71

3.360% Secured Series 2016-1 A-1 Notes due 2021	$438	$—	$—	Various	N/A
4.738% Secured Series 2018-1 A-1 Notes due 2025	131	—	—	Various	N/A
Other debt	91	—	—	Various	N/A
Total Repayments	$660	$—	$—
(1)Write-off of issuance costs and consent fees are included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income. Write-off of issuance costs and consent fees are included in Loss on redemption of debt within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.
(2)The redemption premium is the excess paid over the principal amount. Redemption premiums are included within Net cash used in financing activities in our Condensed Consolidated Statements of Cash Flows.

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

On May 23, 2021, we redeemed $1.3 billion aggregate principal amount of our 6.000% Senior Notes due 2023, $1.0 billion aggregate principal amount of our 6.000% Senior Notes due 2024 and $500 million aggregate principal amount of our 5.125% Senior Notes due 2025. The notes were redeemed at a redemption price equal to 100.000%, 100.000% and 101.281% of the principal amount of the notes (plus accrued and unpaid interest thereon), respectively, and were paid on May 21, 2021. The redemption premium of our 5.125% Senior Notes due 2025 was $6 million, and the write off of issuance costs and consent fees of our 6.000% Senior Notes due 2023, 6.000% Senior Notes due 2024 and 5.125% Senior Notes due 2025 was approximately $10 million, $9 million and $3 million, respectively, which were included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income and Losses on redemption of debt in our Condensed Consolidated Statements of Cash Flows.

Subsequent to June 30, 2021, on August 2, 2021, we delivered a notice of prepayment on the remaining aggregate principal amount of our 3.360% Secured Series 2016-1 A-1 Notes due 2021. The aggregate principal amount, plus accrued and unpaid interest, of approximately $220 million is expected to be paid on or around August 20, 2021.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

We determined the SPEs containing the CCI Lease Sites (“Lease Site SPEs”) are VIEs as they lack sufficient equity to finance their activities. We have a variable interest in the Lease Site SPEs but are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the Lease Site SPEs’ economic performance. These activities include managing tenants and underlying ground leases, performing repair and maintenance on the towers, the obligation to absorb expected losses and the right to receive the expected future residual returns from the purchase option to acquire the CCI Lease Sites. As we determined that we are not the primary beneficiary and do not have a controlling financial interest in the Lease Site SPEs, the Lease Site SPEs are not included in our condensed consolidated financial statements.

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

As of the closing date of the Merger, we recognized Property and equipment with a fair value of $2.8 billion and tower obligations related to amounts owed to CCI under the leaseback of $1.1 billion. Additionally, we recognized $1.7 billion in Other long-term liabilities associated with contract terms that are unfavorable to current market rates, which includes unfavorable terms associated with the fixed-price purchase option in 2037.

We recognize interest expense on the tower obligations at a rate of approximately 6% using the effective interest method. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by us to CCI. The tower assets are reported in Property and equipment, net in our Condensed Consolidated Balance Sheets and are depreciated to their estimated residual values over the expected useful life of the towers, which is 20 years.

The following table summarizes the balances associated with both of the tower arrangements in the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2021	December 31, 2020
Property and equipment, net	$2,634	$2,838
Tower obligations	2,919	3,028
Other long-term liabilities	1,712	1,712

Future minimum payments related to the tower obligations are approximately $401 million for the year ending June 30, 2022, $664 million in total for the years ending June 30, 2023 and 2024, $603 million in total for the years ending June 30, 2025 and 2026, and $473 million in total for the years thereafter.

Index for Notes to the Condensed Consolidated Financial Statements

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $282 million in our Operating lease liabilities as of June 30, 2021.

Note 9 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communications services to three primary categories of customers:

•Postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, home internet, wearables, DIGITS (a service that allows our customers to use multiple mobile numbers on any compatible smartphone or device with internet connection), or other connected devices which includes tablets and SyncUP products;
•Prepaid customers generally include customers who pay for wireless communications services in advance; and
•Wholesale customers include Machine-to-Machine and Mobile Virtual Network Operator customers that operate on our network but are managed by wholesale partners.

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Postpaid service revenues
Postpaid phone revenues	$9,667	$9,341	$19,150	$14,918
Postpaid other revenues	825	618	1,645	928
Total postpaid service revenues	$10,492	$9,959	$20,795	$15,846

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

We provide wireline communication services to domestic and international customers. Wireline service revenues were $187 million and $384 million for the three and six months ended June 30, 2021, respectively and were $211 million for both the three and six months ended June 30, 2020. Wireline service revenues are presented in Other service revenues in our Condensed Consolidated Statements of Comprehensive Income.

Equipment revenues from the lease of mobile communication devices were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Equipment revenues from the lease of mobile communication devices	$914	$1,421	$1,955	$1,586

Contract Balances

The contract asset and contract liability balances from contracts with customers as of December 31, 2020 and June 30, 2021, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2020	$278	$824
Balance as of June 30, 2021	267	789
Change	$(11)	$(35)

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

Index for Notes to the Condensed Consolidated Financial Statements

The change in the contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment which is recognized as bad debt expense. The current portion of our Contract assets of approximately $206 million and $204 million as of June 30, 2021 and December 31, 2020, respectively, was included in Other current assets in our Condensed Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers. Contract liabilities are primarily included in Deferred revenue in our Condensed Consolidated Balance Sheets.

Revenues for the three and six months ended June 30, 2021 and 2020 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Amounts included in the beginning of year contract liability balance	$41	$10	$724	$538

Remaining Performance Obligations

As of June 30, 2021, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.2 billion. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months.

As of June 30, 2021, the aggregate amount of transaction price allocated to remaining service and lease performance obligations associated with operating leases was $668 million and $403 million, respectively. We expect to recognize this revenue as service is provided over the lease contract term of 18 months.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less have been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of June 30, 2021, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $805 million, $1.4 billion and $1.0 billion for 2021, 2022, and 2023 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to nine years.

Contract Costs

The total balance of deferred incremental costs to obtain contracts was $1.2 billion and $1.1 billion as of June 30, 2021 and December 31, 2020, respectively, and is included in Other assets in our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs is included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income and was $264 million and $205 million for the three months ended June 30, 2021 and 2020, respectively, and $512 million and $410 million for the six months ended June 30, 2021 and 2020, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and six months ended June 30, 2021 and 2020.

Index for Notes to the Condensed Consolidated Financial Statements
Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2021	2020	2021	2020
Income (loss) from continuing operations	$978	$(210)	$1,911	$741
Income from discontinued operations, net of tax	—	320	—	320
Net income	$978	$110	$1,911	$1,061

Weighted average shares outstanding - basic	1,247,563,331	1,236,528,444	1,245,552,847	1,047,338,364
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	6,154,791	—	8,711,617	9,782,025
Weighted average shares outstanding - diluted	1,253,718,122	1,236,528,444	1,254,264,464	1,057,120,389

Basic earnings (loss) per share:
Continuing operations	$0.78	$(0.17)	$1.53	$0.71
Discontinued operations	—	0.26	—	0.30
Earnings per share - basic	$0.78	$0.09	$1.53	$1.01

Diluted earnings (loss) per share:
Continuing operations	$0.78	$(0.17)	$1.52	$0.70
Discontinued operations	—	0.26	—	0.30
Earnings per share - diluted	$0.78	$0.09	$1.52	$1.00

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	50,873	10,234,947	26,646	443,679
SoftBank contingent consideration (1)	48,751,557	48,751,557	48,751,557	24,375,778
(1)     Represents the weighted average SoftBank Specified Shares that are contingently issuable from the acquisition date of April 1, 2020.

As of June 30, 2021, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of June 30, 2021 and 2020. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive or if there was a loss from continuing operations for the period.

The SoftBank Specified Shares Amount of 48,751,557 shares of T-Mobile common stock was determined to be contingent consideration for the Merger and is not dilutive until the defined volume-weighted average price per share is reached.

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

Our purchase commitments are approximately $3.9 billion for the year ending June 30, 2022, $4.5 billion in total for the years ending June 30, 2023 and 2024, $2.3 billion in total for the years ending June 30, 2025 and 2026 and $1.6 billion in total for the years thereafter. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

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

Index for Notes to the Condensed Consolidated Financial Statements
Our spectrum lease and service credit commitments, including renewal periods, are approximately $339 million for the year ending June 30, 2022, $624 million in total for the years ending June 30, 2023 and 2024, $582 million in total for the years ending June 30, 2025 and 2026 and $4.9 billion in total for the years thereafter.

We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced by services provided and as actual invoices are presented and paid to the lessors. The maximum remaining service commitment on June 30, 2021 was $89 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15 to 30 years.

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

We expect that our monetary commitments associated with these matters are approximately $9 million for the year ending June 30, 2022, $13 million in total for the years ending June 30, 2023 and 2024 and $3 million in total for the years ending June 30, 2025 and 2026. These amounts do not represent our entire anticipated costs to achieve specified network coverage and performance requirements, employment targets or commitments to provide access to affordable rate plans, but represent only those amounts for which we are required to make a specified payment in connection with our commitments or settlements.

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

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. In the first quarter of 2020, we recorded an accrual for an estimated payment amount. We maintained the accrual as of June 30, 2021, which was included in Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets.

On April 1, 2020, in connection with the closing of the Merger, we assumed the contingencies and litigation matters of Sprint. Those matters include a wide variety of disputes, claims, government agency investigations and enforcement actions, and other

Index for Notes to the Condensed Consolidated Financial Statements
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

We note that pursuant to Amendment No. 2 to the Business Combination Agreement, SoftBank agreed to indemnify us against certain specified matters and losses, including those relating to Lifeline matters. Resolution of these matters could require making additional reimbursements and paying additional fines and penalties, which we do not expect to have a significant impact on our financial results. We expect that any additional liabilities related to these indemnified matters would be indemnified and reimbursed by SoftBank. See Note 2 - Business Combinations for further information.

On June 4, 2021, a putative shareholder class action and derivative action was filed in the Delaware Court of Chancery, Dinkevich v. Deutsche Telekom AG, et al., Case No. C.A. No. 2021-0479, against DT, SoftBank and certain of our current and former officers and directors, asserting breach of fiduciary duty claims relating to the repricing amendment to the Business Combination Agreement, and to SoftBank’s monetization of its T-Mobile shares. We are also named as a nominal defendant in the case. We are unable to predict the potential outcome of these claims. We intend to vigorously defend this lawsuit.

Note 12 – Restructuring Costs

Upon close of the Merger, we began implementing restructuring initiatives to realize cost efficiencies and reduce redundancies. The major activities associated with the restructuring initiatives to date include contract termination costs associated with the rationalization of retail stores, distribution channels, duplicative network and backhaul services and other agreements, severance costs associated with the integration of redundant processes and functions and the decommissioning of certain small cell sites and distributed antenna systems to achieve synergies in network costs.

The following table summarizes the expenses incurred in connection with our restructuring initiatives:

(in millions)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Incurred to Date
Contract termination costs	$3	$9	$187
Severance costs	3	19	404
Network decommissioning	42	54	551
Total restructuring plan expenses	$48	$82	$1,142

The expenses associated with the restructuring initiatives are included in Costs of services and Selling, general and administrative in our Condensed Consolidated Statements of Comprehensive Income.

Our restructuring initiatives also include the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with accelerating amortization of the right-of-use assets on lease contracts were $261 million and $384 million for the three and six months ended June 30, 2021, respectively, and are included within Costs of services and Selling, general and administrative in our Condensed Consolidated Statements of Comprehensive Income. No restructuring expenses were incurred related to the acceleration or termination of leases for the three and six months ended June 30, 2020.

The changes in the liabilities associated with our restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2020	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	June 30, 2021
Contract termination costs	$81	$9	$(65)	$—	$25
Severance costs	52	19	(53)	(4)	14
Network decommissioning	30	54	(29)	(16)	39
Total	$163	$82	$(147)	$(20)	$78

Index for Notes to the Condensed Consolidated Financial Statements
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

Note 13 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	June 30, 2021	December 31, 2020
Accounts payable	$3,855	$5,564
Payroll and related benefits	1,149	1,163
Property and other taxes, including payroll	1,589	1,540
Interest	769	771
Commissions	257	399
Toll and interconnect	331	217
Advertising	65	135
Other	396	407
Accounts payable and accrued liabilities	$8,411	$10,196

Book overdrafts included in accounts payable and accrued liabilities were $281 million and $628 million as of June 30, 2021 and December 31, 2020, respectively.

Supplemental Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Interest payments, net of amounts capitalized	$913	$608	$1,858	$949
Operating lease payments	1,263	1,269	2,914	2,144
Income tax payments	63	31	85	55
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	1,089	1,486	2,470	3,099
Non-cash consideration for the acquisition of Sprint	—	33,533	—	33,533
Change in accounts payable and accrued liabilities for purchases of property and equipment	(367)	(38)	(540)	(339)
Leased devices transferred from inventory to property and equipment	333	1,444	818	1,753
Returned leased devices transferred from property and equipment to inventory	(416)	(538)	(861)	(597)
Short-term debt assumed for financing of property and equipment	—	38	—	38
Operating lease right-of-use assets obtained in exchange for lease obligations	1,043	658	1,954	1,213
Financing lease right-of-use assets obtained in exchange for lease obligations	377	515	486	693

Index for Notes to the Condensed Consolidated Financial Statements
Note 14 – Subsequent Events

Subsequent to June 30, 2021, on July 1, 2021, we closed on the acquisition of Shentel’s Wireless Assets pursuant to the Purchase Agreement dated May 28, 2021, and as a result, T-Mobile become the legal owner of the Wireless Assets. Concurrently and as agreed to through the Purchase Agreement, T-Mobile and Shentel entered into certain separate transactions, including the effective settlement of the pre-existing arrangement between T-Mobile and Shentel under the Management Agreement. See Note 2 – Business Combinations for further information.

Subsequent to June 30, 2021, on July 23, 2021, the FCC issued to us the licenses won in Auction 107. See Note 5 – Goodwill, Spectrum License Transactions and Other Intangible Assets for further information.

Subsequent to June 30, 2021, on August 2, 2021, we delivered a notice of prepayment on the remaining aggregate principal amount of our 3.360% Secured Series 2016-1 A-1 Notes due 2021. The aggregate principal amount, plus accrued and unpaid interest, of approximately $220 million is expected to be paid on or around August 20, 2021. See Note 7 - Debt for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part II, Item 1A of this Form 10-Q, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:
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
•the impacts of the actions we have taken and conditions we have agreed to in connection with the regulatory proceedings and approvals of the Transactions (as defined below), including the acquisition by DISH Network Corporation (“DISH”) of the prepaid wireless business operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Personal Communications Company LLC (“Shentel”) and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets (the “Prepaid Business”), and the assumption of certain related liabilities (the “Prepaid Transaction”), the complaint and proposed final judgment (the “Consent Decree”) agreed to by us, Deutsche Telekom AG (“DT”), Sprint Corporation (“Sprint”), SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, the proposed commitments filed with the Secretary of the Federal Communications Commission (“FCC”), which we announced on May 20, 2019, certain national security commitments and undertakings, and any other commitments or undertakings entered into, including but not limited to, those we have made to certain states and nongovernmental organizations (collectively, the “Government Commitments”), and the challenges in satisfying the Government Commitments in the required time frames and the significant cumulative cost incurred in tracking, monitoring and complying with them;
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
•failure to realize the expected benefits and synergies of the merger (the “Merger”) with Sprint, pursuant to the Business Combination Agreement with Sprint and the other parties named therein (as amended, the “Business Combination Agreement”) and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) in the expected time frames or in the amounts anticipated;
•any delay and costs of, or difficulties in, integrating our business and Sprint’s business and operations, and unexpected additional operating costs, customer loss and business disruptions, including challenges in maintaining relationships with employees, customers, suppliers or vendors;
•unanticipated difficulties, disruption, or significant delays in our long-term strategy to migrate Sprint’s legacy customers onto T-Mobile’s existing billing platforms; and
•changes to existing or the issuance of new accounting standards by the Financial Accounting Standards Board or other regulatory agencies.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. In this Form 10-Q, unless the context indicates otherwise, references to “T-Mobile,” “our Company,” “the Company,” “we,” “our,” and “us” refer to T-Mobile US, Inc. as a stand-alone company prior to April 1, 2020, the date we completed the Merger with Sprint, and on and after April 1, 2020, refer to the combined company as a result of the Merger.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021, included in Part I, Item 1 of this Form 10-Q and audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Sprint Merger

Transaction Overview

On April 1, 2020, we completed the Merger with Sprint, a communications company offering a comprehensive range of wireless and wireline communications products and services. As a result, Sprint and its subsidiaries became wholly owned consolidated subsidiaries of T-Mobile.

The Merger has altered the size and scope of our operations, impacting our assets, liabilities, obligations, capital requirements and performance measures. We expect the trends and results of operations of the combined company to be materially different than those of the standalone entities. As a combined company, we have been able to enhance the breadth and depth of our nationwide 5G network, accelerate innovation, increase competition in the U.S. wireless and broadband industries and achieve significant synergies and cost reductions by eliminating redundancies within the combined network as well as other business processes and operations.

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

Transaction and restructuring costs are disclosed in Note 2 – Business Combinations and Note 12 - Restructuring Costs, respectively. Merger-related costs have been excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Cash payments for Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

Merger-related costs during the three and six months ended June 30, 2021 and 2020, are presented below:

(in millions)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$273	$40	$233	583%	$409	$40	$369	923%
Cost of equipment sales	87	—	87	NM	104	—	104	NM
Selling, general and administrative	251	758	(507)	(67)%	396	901	(505)	(56)%
Total Merger-related costs	$611	$798	$(187)	(23)%	$909	$941	$(32)	(3)%

Cash payments for Merger-related costs	$190	$370	$(180)	(49)%	$467	$531	$(64)	(12)%
NM - Not Meaningful

Merger-related costs will be impacted by restructuring and integration activities expected to occur over the next three years as we implement initiatives to realize cost efficiencies from the Merger. Transaction costs, including legal and professional service fees related to the completion of the Merger and acquisitions of affiliates, are expected to continue to decrease in periods subsequent to the close of the Merger.

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

For more information regarding our restructuring activities, see Note 12 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements.

COVID-19 Pandemic

The Pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in the U.S. and international debt and equity markets. The impact of the Pandemic has been wide-ranging, including, but not limited to, the temporary closures of many businesses and schools, “shelter in place” orders, travel restrictions, social distancing guidelines and other governmental, business and individual actions taken in response to the Pandemic. These restrictions have impacted, and will continue to impact, our business, including the demand for our products and services and the ways in which our customers purchase and use them. In addition, the Pandemic has resulted in economic uncertainty and a significant increase in unemployment in the United States, which could affect our customers’ purchasing decisions and ability to make timely payments. Beginning in the first quarter of 2020, the Pandemic has peaked, subsided and seen a resurgence, leading to phased re-openings, as well as continuing or renewed containment measures. The availability of vaccines, as well as our continued social distancing measures and incremental cleaning efforts, have facilitated the continued operation of our retail stores, after certain closures during 2020. We will continue to monitor the Pandemic and its impacts and may adjust our actions as needed to continue to provide our products and services to our communities and employees.

As a critical communications infrastructure provider as designated by the government, our focus has been on providing crucial connectivity to our customers and impacted communities while ensuring the safety and well-being of our employees.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2021	2020	$	%	2021	2020	$	%
Revenues
Postpaid revenues	$10,492	$9,959	$533	5%	$20,795	$15,846	$4,949	31%
Prepaid revenues	2,427	2,311	116	5%	4,778	4,684	94	2%
Wholesale revenues	935	408	527	129%	1,832	733	1,099	150%
Other service revenues	638	552	86	16%	1,279	813	466	57%
Total service revenues	14,492	13,230	1,262	10%	28,684	22,076	6,608	30%
Equipment revenues	5,215	4,269	946	22%	10,561	6,386	4,175	65%
Other revenues	243	172	71	41%	464	322	142	44%
Total revenues	19,950	17,671	2,279	13%	39,709	28,784	10,925	38%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,491	3,098	393	13%	6,875	4,737	2,138	45%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,453	3,667	1,786	49%	10,595	6,196	4,399	71%
Selling, general and administrative	4,823	5,604	(781)	(14)%	9,628	9,292	336	4%
Impairment expense	—	418	(418)	(100)%	—	418	(418)	(100)%
Depreciation and amortization	4,077	4,064	13	—%	8,366	5,782	2,584	45%
Total operating expenses	17,844	16,851	993	6%	35,464	26,425	9,039	34%
Operating income	2,106	820	1,286	157%	4,245	2,359	1,886	80%
Other income (expense)
Interest expense	(820)	(776)	(44)	6%	(1,612)	(961)	(651)	68%
Interest expense to affiliates	(32)	(63)	31	(49)%	(78)	(162)	84	(52)%
Interest income	2	6	(4)	(67)%	5	18	(13)	(72)%
Other expense, net	(1)	(195)	194	(99)%	(126)	(205)	79	(39)%
Total other expense, net	(851)	(1,028)	177	(17)%	(1,811)	(1,310)	(501)	38%
Income (loss) from continuing operations before income taxes	1,255	(208)	1,463	(703)%	2,434	1,049	1,385	132%
Income tax expense	(277)	(2)	(275)	NM	(523)	(308)	(215)	70%
Income (loss) from continuing operations	978	(210)	1,188	(566)%	1,911	741	1,170	158%
Income from discontinued operations, net of tax	—	320	(320)	(100)%	—	320	(320)	(100)%
Net income	$978	$110	$868	789%	$1,911	$1,061	$850	80%

Statement of Cash Flows Data
Net cash provided by operating activities	$3,779	$777	$3,002	386%	$7,440	$2,394	$5,046	211%
Net cash used in investing activities	(2,083)	(6,356)	4,273	(67)%	(13,322)	(7,936)	(5,386)	68%
Net cash (used in) provided by financing activities	(577)	15,628	(16,205)	(104)%	3,297	15,175	(11,878)	(78)%
Non-GAAP Financial Measures
Adjusted EBITDA	6,906	7,017	(111)	(2)%	13,811	10,682	3,129	29%
Core Adjusted EBITDA	5,992	5,596	396	7%	11,856	9,096	2,760	30%
Free Cash Flow, excluding gross payments for the settlement of interest rate swaps	1,671	1,441	230	16%	2,975	2,173	802	37%
NM - Not Meaningful

The following discussion and analysis is for the three and six months ended June 30, 2021, compared to the same period in 2020 unless otherwise stated.

Total revenues increased $2.3 billion, or 13%, for the three months ended and increased $10.9 billion, or 38%, for the six months ended June 30, 2021. The components of these changes are discussed below.

Postpaid revenues increased $533 million, or 5%, for the three months ended and increased $4.9 billion, or 31%, for the six months ended June 30, 2021.

The increase for the three and six months ended June 30, 2021, was primarily from:

•Higher average postpaid accounts; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues increased $116 million, or 5%, for the three months ended and increased $94 million, or 2%, for the six months ended June 30, 2021, primarily from:

•Higher average prepaid customers; and
•Higher prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A.

Wholesale revenues increased $527 million, or 129%, for the three months ended and increased $1.1 billion, or 150%, for the six months ended June 30, 2021, primarily from our Master Network Service Agreement with DISH, which went into effect on July 1, 2020, and the success of our other MVNO relationships.

Other service revenues increased $86 million, or 16%, for the three months ended and increased $466 million, or 57%, for the six months ended June 30, 2021.

The increase for the three months ended June 30, 2021, was primarily from higher advertising, roaming and Lifeline revenues.

The increase for the six months ended June 30, 2021, was primarily from:

•Inclusion of wireline operations acquired in the Merger;
•Higher Lifeline revenues, primarily due to operations acquired in the Merger; and
•Higher advertising revenues.

Equipment revenues increased $946 million, or 22%, for the three months ended and increased $4.2 billion, or 65%, for the six months ended June 30, 2021.

The increase for the three months ended June 30, 2021, was primarily from:

•An increase of $1.2 billion in device sales revenue, excluding purchased leased devices, primarily from:
•An increase in the number of devices sold due to increased retail store traffic due to closures arising from the Pandemic in the prior period; and
•Higher average revenue per device sold due to an increase in the high-end device mix;
•An increase of $150 million in sales of accessories, due to increased retail store traffic due to closures arising from the Pandemic in the prior period; and
•An increase of $97 million in liquidation revenues primarily due to a higher volume of returned devices; partially offset by
•A decrease of $507 million in lease revenues due to a lower number of customer devices under lease due to the continued planned shift in device financing from leasing to EIP.

The increase for the six months ended June 30, 2021, was primarily from:

•An increase of $2.9 billion in device sales revenue, excluding purchased leased devices, primarily from:
•An increase in the number of devices sold due to increased retail store traffic due to closures arising from the Pandemic in the prior period and a larger customer base as a result of the Merger; and
•Higher average revenue per device sold due to an increase in the high-end device mix;
•An increase of $369 million in lease revenues due to a higher number of customer devices under lease, primarily from leases acquired in the Merger;
•An increase of $325 million in liquidation revenues primarily due to a higher volume of returned devices;
•An increase of $291 million in sales of accessories, due to increased retail store traffic due to closures arising from the Pandemic in the prior period and a larger customer base as a result of the Merger; and
•An increase of $227 million in sales of leased devices, primarily due to a larger base of leased devices as a result of the Merger.

Other revenues increased $71 million, or 41%, for the three months ended and increased $142 million, or 44%, for the six months ended June 30, 2021, primarily from:

•Higher interest income on our EIP receivables; and
•Higher revenue from our device recovery program.

Operating expenses increased $993 million, or 6%, for the three months ended and increased $9.0 billion, or 34%, for the six months ended June 30, 2021. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $393 million, or 13%, for the three months ended and increased $2.1 billion, or 45%, for the six months ended June 30, 2021.

The increase for the three months ended June 30, 2021, was primarily from:

•An increase of $233 million in Merger-related costs including incremental costs associated with network decommissioning and integration; and
•An increase in site costs related to network integration and the continued build-out of our nationwide 5G network.

The increase for the six months ended June 30, 2021, was primarily from:

•An increase in expenses associated with leases and backhaul agreements acquired in the Merger and the continued build-out of our nationwide 5G network;
•An increase of $369 million in Merger-related costs including incremental costs associated with network decommissioning and integration; and
•Higher employee-related and benefit-related costs primarily due to increased headcount as a result of the Merger.

Cost of equipment sales, exclusive of depreciation and amortization, increased $1.8 billion, or 49%, for the three months ended and increased $4.4 billion, or 71%, for the six months ended June 30, 2021.

The increase for the three months ended June 30, 2021, was primarily from:

•An increase of $1.7 billion in device cost of equipment sales, excluding purchased leased devices, primarily from:
•An increase in the number of devices sold due to increased retail store traffic due to closures arising from the Pandemic in the prior period; and
•Higher average costs per device sold due to an increase in the high-end device mix; and
•An increase in cost of accessories, due to increased retail store traffic due to closures arising from the Pandemic in the prior period.

The increase for the six months ended June 30, 2021, was primarily from:

•An increase of $3.8 billion in device cost of equipment sales, excluding purchased leased devices, primarily from:
•An increase in the number of devices sold due to increased retail store traffic due to closures arising from the Pandemic in the prior period and a larger customer base as a result of the Merger; and
•Higher average costs per device sold due to an increase in the high-end device mix;
•An increase of $196 million in costs related to the liquidation of a higher volume of returned devices primarily driven by a larger customer base as a result of the Merger;
•An increase of $196 million in leased device cost of equipment sales, primarily due to a larger base of leased devices as a result of the Merger; and
•An increase of $129 million in cost of accessories, due to increased retail store traffic due to closures arising from the Pandemic in the prior period and a larger customer base as a result of the Merger.

Selling, general and administrative expenses decreased $781 million, or 14%, for the three months ended and increased $336 million, or 4%, for the six months ended June 30, 2021.

The decrease for the three months ended June 30, 2021, was primarily from:

•Merger-related costs of $251 million primarily related to integration and restructuring, compared to $758 million of Merger-related costs in the three months ended June 30, 2020; and
•Lower bad debt expense; partially offset by
•Higher employee-related costs due to increased staffing and distribution to support growth initiatives.
•Selling, general and administrative expenses for the three months ended June 30, 2020 included $341 million of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs. There were insignificant COVID-19 costs for the three months ended June 30, 2021.

The increase for the six months ended June 30, 2021, was primarily from:

•Higher advertising, external labor and professional services and lease expense; and
•Higher employee-related costs due to an increase in the number of employees primarily from the Merger; partially offset by
•Lower bad debt expense.
•Merger-related costs of $396 million primarily related to integration and restructuring, compared to $901 million of Merger-related costs in the six months ended June 30, 2020.
•Selling, general and administrative expenses for the six months ended June 30, 2020 included $458 million of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs. There were insignificant COVID-19 costs for the six months ended June 30, 2021.

Depreciation and amortization was essentially flat for the three months ended and increased $2.6 billion, or 45%, for the six months ended June 30, 2021.

Depreciation and amortization was essentially flat for the three months ended June 30, 2021, and was primarily impacted by:

•Higher depreciation expense, excluding leased devices, due to network expansion from the continued build-out of our nationwide 5G network; mostly offset by
•Lower depreciation expense on leased devices resulting from a lower number of total customer devices under lease;
•Lower amortization of customer relationship intangibles; and
•Certain 4G-related network assets becoming fully depreciated.

The increase for the six months ended June 30, 2021, was primarily from:

•Higher depreciation expense, excluding leased devices, due to network expansion from the continued build-out of our nationwide 5G network;
•Higher depreciation expense on leased devices resulting from a larger base of leased devices as a result of the Merger; and
•Higher amortization from intangible assets acquired in the Merger; partially offset by
•Certain 4G-related network assets becoming fully depreciated.

Operating income, the components of which are discussed above, increased $1.3 billion, or 157%, for the three months ended and increased $1.9 billion, or 80%, for the six months ended June 30, 2021.

Interest expense increased $44 million, or 6%, for the three months ended and increased $651 million, or 68%, for the six months ended June 30, 2021, primarily due to higher average debt outstanding, partially offset by lower interest rates.

Interest expense to affiliates decreased $31 million, or 49%, for the three months ended and decreased $84 million, or 52%, for the six months ended June 30, 2021, primarily from the redemption of an aggregate principal amount of $5.25 billion of Senior Notes to affiliates in 2020.

Other expense, net decreased $194 million, or 99%, for the three months ended and decreased $79 million, or 39%, for the six months ended June 30, 2021, primarily from lower losses on the extinguishment of debt.

Income (loss) from continuing operations before income taxes, the components of which are discussed above, was income of $1.3 billion and a loss of $208 million for the three months ended June 30, 2021 and 2020, respectively, and was income of $2.4 billion and $1.0 billion for the six months ended June 30, 2021 and 2020, respectively.

Income tax expense increased $275 million for the three months ended and increased $215 million, or 70%, for the six months ended June 30, 2021.

The increase for the three months ended June 30, 2021, was primarily from:

•Higher income from continuing operations before income taxes; partially offset by
•A reduction in expenses that were not deductible for tax purposes including our Layer3 goodwill impairment and certain merger-related costs in the prior year. The effective tax rate was 22.0% and (0.7)% for the three months ended June 30, 2021 and 2020, respectively.

The increase for the six months ended June 30, 2021, was primarily from:

•Higher income from continuing operations before income taxes; partially offset by
•A reduction in expenses that were not deductible for tax purposes including our Layer3 goodwill impairment and certain merger-related costs in the prior year and an increase in excess tax benefits on stock compensation in the current year. The effective tax rate was 21.5% and 29.4% for the six months ended June 30, 2021 and 2020, respectively.

Income (loss) from continuing operations was income of $978 million and a loss of $210 million for the three months ended June 30, 2021 and 2020, respectively, and was income of $1.9 billion and income of $741 million for the six months ended June 30, 2021 and 2020, respectively.

The increase for the three months ended June 30, 2021, was primarily from:

•Higher Operating income; and
•Lower Other expense, net; partially offset by
•Higher Income tax expense.

The increase for the six months ended June 30, 2021, was primarily from:

•Higher Operating income; and
•Lower Other expense, net; partially offset by
•Higher Interest expense; and
•Higher Income tax expense.

Income from discontinued operations, net of tax, was $320 million for the three and six months ended June 30, 2020, and consisted of the results of the Prepaid Business that was divested on July 1, 2020. There were no discontinued operations for the three and six months ended June 30, 2021.

Net income, the components of which are discussed above, increased $868 million, or 789%, for the three months ended and increased $850 million, or 80%, for the six months ended June 30, 2021.

Net income for the three months ended June 30, 2021, included the following:

•Merger-related costs, net of tax, of $453 million for the three months ended June 30, 2021, compared to $635 million for the three months ended June 30, 2020.
•Impairment expense of $366 million, net of tax, for the three months ended June 30, 2020, compared to no impairment expense for the three months ended June 30, 2021.
•The negative impact of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs, net of tax, of $253 million for the three months ended June 30, 2020, compared to no impact for the three months ended June 30, 2021.

Net income for the six months ended June 30, 2021, included the following:

•Merger-related costs, net of tax, of $673 million for the six months ended June 30, 2021, compared to $752 million for the six months ended June 30, 2020.
•Impairment expense of $366 million, net of tax, for the six months ended June 30, 2020, compared to no impairment expense for the six months ended June 30, 2021.
•The negative impact of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs, net of tax, of $339 million for the six months ended June 30, 2020, compared to no impact for the six months ended June 30, 2021.

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

Basis of Presentation

The following tables include summarized financial information of the obligor groups of debt issued by T-Mobile USA, Inc., Sprint, Sprint Communications, Inc., and Sprint Capital Corporation. The summarized financial information of each obligor group is presented on a combined basis with balances and transactions within the obligor group eliminated. Investments in and the equity in earnings of non-guarantor subsidiaries, which would otherwise be consolidated in accordance with U.S. GAAP, are excluded from the below summarized financial information pursuant to SEC Regulation S-X Rule 13-01.

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	June 30, 2021	December 31, 2020
Current assets	$19,176	$22,638
Noncurrent assets	172,751	165,294
Current liabilities	20,202	19,982
Noncurrent liabilities	115,213	112,930
Due to non-guarantors	7,730	7,433
Due to related parties	4,830	4,873
Due from related parties	18	22

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
(in millions)
Total revenues	$39,018	$67,112
Operating income	2,789	4,335
Net income	673	1,148
Revenue from non-guarantors	802	1,496
Operating expenses to non-guarantors	1,324	2,127
Other expense to non-guarantors	(72)	(114)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint and Sprint Communications, Inc. is presented in the table below:

(in millions)	June 30, 2021	December 31, 2020
Current assets	$652	$2,646
Noncurrent assets	30,151	26,278
Current liabilities	6,949	4,209
Noncurrent liabilities	66,762	65,161
Due from non-guarantors	29,889	25,993
Due to related parties	4,796	4,786

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint and Sprint Communications, Inc., since the acquisition of Sprint on April 1, 2020, is presented in the table below:

	Six Months Ended June 30, 2021	Nine Months Ended December 31, 2020
(in millions)
Total revenues	$1	$10
Operating loss	(2)	(15)
Net loss	(646)	(2,229)
Revenue from non-guarantors	2	6
Other income, net, from non-guarantors	1,045	1,084

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	June 30, 2021	December 31, 2020
Current assets	$652	$2,646
Noncurrent assets	39,206	35,330
Current liabilities	7,021	4,281
Noncurrent liabilities	71,813	70,253
Due from non-guarantors	38,944	35,046
Due to related parties	4,796	4,786

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation, since the acquisition of Sprint on April 1, 2020, is presented in the table below:

	Six Months Ended June 30, 2021	Nine Months Ended December 31, 2020
(in millions)
Total revenues	$1	$10
Operating loss	(2)	(15)
Net loss	(606)	(2,165)
Revenue from non-guarantors	2	6
Other income, net, from non-guarantors	1,231	1,085

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

The performance measures presented below include the impact of the Merger on a prospective basis from the close date of April 1, 2020. Historical results prior to April 1, 2020 have not been retroactively adjusted.

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

The following table sets forth the number of ending customers:

	As of June 30,		Change
(in thousands)	2021	2020	#	%
Customers, end of period
Postpaid phone customers (1)(2)	68,029	65,105	2,924	4%
Postpaid other customers (1)(2)	15,819	12,648	3,171	25%
Total postpaid customers	83,848	77,753	6,095	8%
Prepaid customers (1)	20,941	20,574	367	2%
Total customers	104,789	98,327	6,462	7%
Acquired customers, net of base adjustments (2)	12	29,228	(29,216)	NM
NM - Not Meaningful
(1)    Includes customers acquired in connection with the Merger and certain customer base adjustments. See Customer Base Adjustments and Net Customer Additions tables below.
(2)     In the first quarter of 2021, we acquired 11,000 postpaid phone customers and 1,000 postpaid other customers through our acquisition of an affiliate.

Total customers increased 6,462,000, or 7%, primarily from:

•Higher postpaid other customers, primarily due to growth in other connected devices, primarily related to public and educational sector customers and wearable products;
•Higher postpaid phone customers, primarily due to the success of new customer segments and rate plans and continued growth in existing and new markets, along with promotional activity and increased retail store traffic due to closures arising from the Pandemic in the prior period; and
•Higher prepaid customers, primarily due to the continued success of our prepaid business due to promotional activity and rate plan offers.

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
(1)     In connection with the closing of the Merger, we refined our definition of wholesale customers, resulting in the reclassification of certain postpaid and prepaid reseller customers to wholesale customers. Starting with the three months ended March 31, 2020, we discontinued reporting wholesale customers to focus on postpaid and prepaid customers and wholesale revenues, which we consider more relevant than the number of wholesale customers given the expansion of M2M and IoT products.
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
(7)     Miscellaneous insignificant adjustments to align with T-Mobile policy.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2021	2020	#	%	2021	2020	#	%
Net customer additions
Postpaid phone customers	627	253	374	148%	1,400	705	695	99%
Postpaid other customers	649	859	(210)	(24)%	1,086	1,184	(98)	(8)%
Total postpaid customers	1,276	1,112	164	15%	2,486	1,889	597	32%
Prepaid customers	76	133	(57)	(43)%	227	5	222	NM
Total customers	1,352	1,245	107	9%	2,713	1,894	819	43%
Acquired customers, net of base adjustments	—	29,228	(29,228)	(100)%	12	29,228	(29,216)	(100)%
NM - Not Meaningful

Total net customer additions increased 107,000, or 9%, for the three months ended and increased 819,000, or 43%, for the six months ended June 30, 2021.

The increase for the three months ended June 30, 2021, was primarily from:

•Higher postpaid phone net customer additions, primarily due to increased retail store traffic due to closures arising from the Pandemic in the prior period, as well as increased growth from T-Mobile for Business, partially offset by higher churn; partially offset by
•Lower postpaid other net customer additions, primarily due to elevated gross additions in the prior period related to the public and educational sector resulting from the Pandemic; and
•Lower prepaid net customer additions, primarily driven by higher migrations to postpaid plans, partially offset by lower churn.

The increase for the six months ended June 30, 2021, was primarily from:

•Higher postpaid phone net customer additions, primarily due to increased retail store traffic due to closures arising from the Pandemic in the prior period, partially offset by higher churn; and
•Higher prepaid net customer additions, primarily due to lower churn; partially offset by
•Lower postpaid other net customer additions, primarily due to higher disconnect volumes from an increased customer base.

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

The following table sets forth the churn:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2021	2020		2021	2020
Postpaid phone churn	0.87%	0.80%	7 bps	0.92%	0.82%	10 bps
Prepaid churn	2.62%	2.81%	-19 bps	2.70%	3.17%	-47 bps

Postpaid phone churn increased 7 basis points for the three months ended and increased 10 basis points for the six months ended June 30, 2021.

The increase for the three months ended June 30, 2021, was primarily from:

•More normal switching activity relative to the muted Pandemic-driven conditions a year ago; partially offset by
•Better customer payment performance.

The increase for the six months ended June 30, 2021, was primarily from:

•More normal switching activity relative to the muted Pandemic-driven conditions a year ago; and
•Higher churn from customers acquired in the Merger; partially offset by
•Better customer payment performance.

Prepaid churn decreased 19 basis points for the three months ended and decreased 47 basis points for the six months ended June 30, 2021.

The decrease for the three months ended June 30, 2021, was primarily from:

•Improved quality of recently acquired customers; and
•Continued network improvement.

The decrease for the six months ended June 30, 2021, was primarily from:

•The impact of stimulus programs and accelerated tax refund timing;
•Improved quality of recently acquired customers; and
•Promotional activity.

Total Postpaid Accounts

A postpaid account is generally defined as a billing account number that generates revenue. Postpaid accounts are generally comprised of customers that are qualified for postpaid service utilizing phones, home internet, wearables, DIGITS or other connected devices which include tablets and SyncUp products, where they generally pay after receiving service.

	As of June 30, 2021		Change
(in thousands)	2021	2020	#	%
Accounts, end of period
Total postpaid customer accounts(1)	26,363	25,486	877	3%
(1)     Includes accounts acquired in connection with the Merger and certain account base adjustments. See Account Base Adjustments table below.

Total postpaid customer accounts increased 877,000, or 3%, primarily due to the success of new customer segments and rate plans, continued growth in existing and new markets, including our home internet product, along with promotional activity and increased retail store traffic due to closures arising from the Pandemic in the prior period.

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

The following table illustrates the calculation of our operating measure ARPU and reconciles this measure to the related service revenues:

(in millions, except average number of customers and ARPU)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Calculation of Postpaid Phone ARPU
Postpaid service revenues	$10,492	$9,959	$533	5%	$20,795	$15,846	$4,949	31%
Less: Postpaid other revenues	(825)	(618)	(207)	33%	(1,645)	(928)	(717)	77%
Postpaid phone service revenues	9,667	9,341	326	3%	19,150	14,918	4,232	28%
Divided by: Average number of postpaid phone customers (in thousands) and number of months in period	67,680	64,889	2,791	4%	67,257	52,737	14,520	28%
Postpaid phone ARPU	$47.61	$47.99	$(0.38)	(1)%	$47.45	$47.15	$0.30	1%
Calculation of Prepaid ARPU
Prepaid service revenues	$2,427	$2,311	$116	5%	$4,778	$4,684	$94	2%
Divided by: Average number of prepaid customers (in thousands) and number of months in period	20,994	20,380	614	3%	20,861	20,570	291	1%
Prepaid ARPU	$38.53	$37.80	$0.73	2%	$38.17	$37.95	$0.22	1%

Postpaid Phone ARPU

Postpaid phone ARPU decreased $0.38, or 1%, for the three months ended and increased $0.30, or 1%, for the six months ended June 30, 2021.

The decrease for the three months ended June 30, 2021, was primarily from:

•Promotional activity, including an increase in customers per account; and
•The impact of Sprint rate plan migrations; partially offset by
•Higher premium services, including Magenta MAX.

The increase for the six months ended June 30, 2021, was primarily from:

•The net impact of customers acquired in the Merger, which have higher ARPU (net of changes arising from the reduction in base due to policy adjustments and reclassification of certain ARPU components from the acquired customers being moved to other revenue lines); and
•Higher premium services, including Magenta MAX; partially offset by
•Promotional activity, including an increase in customers per account.

Prepaid ARPU

Prepaid ARPU increased $0.73, or 2%, for the three months ended and increased $0.22, or 1%, for the six months ended June 30, 2021.

The increase for the three months ended June 30, 2021, was primarily from:

•Higher revenues due to improved rate plan mix; and
•Higher premium services; partially offset by
•A reduction in certain non-recurring charges.

The increase for the six months ended June 30, 2021, was primarily from:

•The impacts of certain adjustments to our customer base in April 2020; and
•Higher premium services; partially offset by
•A reduction in certain non-recurring charges.

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

The following table illustrates the calculation of our operating measure ARPA and reconciles this measure to the related service revenues:

(in millions, except average number of accounts, ARPA)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Calculation of Postpaid ARPA
Postpaid service revenues	$10,492	$9,959	$533	5%	$20,795	$15,846	$4,949	31%
Divided by: Average number of postpaid accounts (in thousands) and number of months in period	26,188	25,424	764	3%	26,014	20,289	5,725	28%
Postpaid ARPA	$133.55	$130.57	$2.98	2%	$133.23	$130.16	$3.07	2%

Postpaid ARPA

Postpaid ARPA increased $2.98, or 2%, for the three months ended and increased $3.07, or 2%, for the six months ended June 30, 2021, primarily due to:

•An increase in customers per account; and
•Higher premium services, including Magenta MAX; partially offset by
•Promotional activity.

Adjusted EBITDA and Core Adjusted EBITDA

Beginning in the first quarter of 2021, we began disclosing Core Adjusted EBITDA as a financial measure to improve comparability as we de-emphasize device leasing programs as part of our value proposition.

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

Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin are non-GAAP financial measures utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance. We use Adjusted EBITDA and Core Adjusted EBITDA as benchmarks to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA and Core Adjusted EBITDA as supplemental measures to evaluate overall operating performance and facilitate comparisons with other wireless communications services companies because they are indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, stock-based compensation, Merger-related costs including network decommissioning costs and incremental costs directly attributable to the Pandemic, as they are not indicative of our ongoing operating performance, as well as certain other nonrecurring income and expenses. Management believes analysts and investors use Core Adjusted EBITDA because it normalizes for the transition in the Company’s device financing strategy, by excluding the impact of device lease revenues from Adjusted EBITDA, to align with the exclusion of the related depreciation expense on leased devices from Adjusted EBITDA. Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as substitutes for income from operations, net income or any other measure of financial performance reported in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2021	2020	$	%	2021	2020	$	%
Net income	$978	$110	$868	789%	$1,911	$1,061	$850	80%
Adjustments:
Income from discontinued operations, net of tax	—	(320)	320	(100)%	—	(320)	320	(100)%
Income from continuing operations	978	(210)	1,188	(566)%	1,911	741	1,170	158%
Interest expense	820	776	44	6%	1,612	961	651	68%
Interest expense to affiliates	32	63	(31)	(49)%	78	162	(84)	(52)%
Interest income	(2)	(6)	4	(67)%	(5)	(18)	13	(72)%
Other expense, net	1	195	(194)	(99)%	126	205	(79)	(39)%
Income tax expense	277	2	275	NM	523	308	215	70%
Operating income	2,106	820	1,286	157%	4,245	2,359	1,886	80%
Depreciation and amortization	4,077	4,064	13	—%	8,366	5,782	2,584	45%
Operating income from discontinued operations (1)	—	432	(432)	(100)%	—	432	(432)	(100)%
Stock-based compensation (1)	129	139	(10)	(7)%	259	262	(3)	(1)%
Merger-related costs	611	798	(187)	(23)%	909	941	(32)	(3)%
COVID-19-related costs	—	341	(341)	(100)%	—	458	(458)	(100)%
Impairment expense	—	418	(418)	(100)%	—	418	(418)	(100)%
Other, net (2)	(17)	5	(22)	(440)%	32	30	2	7%
Adjusted EBITDA	6,906	7,017	(111)	(2)%	13,811	10,682	3,129	29%
Lease revenues	(914)	(1,421)	507	(36)%	(1,955)	(1,586)	(369)	23%
Core Adjusted EBITDA	$5,992	$5,596	$396	7%	$11,856	$9,096	$2,760	30%
Net income margin (Net income divided by Service revenues)	7%	1%		600 bps	7%	5%		200 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	48%	53%		-500 bps	48%	48%		— bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	41%	42%		-100 bps	41%	41%		— bps
NM - Not Meaningful
(1)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense in the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.
(2)Other, net may not agree with the Condensed Consolidated Statements of Comprehensive Income primarily due to certain non-routine operating activities, such as other special items that would not be expected to reoccur or are not reflective of T-Mobile’s ongoing operating performance, and are therefore excluded from Adjusted EBITDA and Core Adjusted EBITDA.

Core Adjusted EBITDA increased $396 million, or 7%, for the three months ended and increased $2.8 billion, or 30%, for the six months ended June 30, 2021. The components comprising Core Adjusted EBITDA are discussed further above.

The increase for the three months ended June 30, 2021 was primarily due to:

•Higher Equipment revenues, excluding Lease revenues;
•Higher Total service revenues; and
•Lower Selling, general and administrative expenses, excluding Merger-related costs and supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs; partially offset by
•Higher Cost of equipment sales, excluding Merger-related costs; and
•Higher Cost of services, excluding Merger-related costs.

The increase for the six months ended June 30, 2021, was primarily due to:

•Higher Total service revenues; and
•Higher Equipment revenues, excluding Lease revenues; partially offset by
•Higher Cost of equipment sales, excluding Merger-related costs;
•Higher Cost of services expenses, excluding Merger-related costs; and
•Higher Selling, general and administrative expenses, excluding Merger-related costs and supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs.

Adjusted EBITDA decreased $111 million, or 2%, for the three months ended and increased $3.1 billion, or 29%, for the six months ended June 30, 2021. The changes were primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, including changes in Lease revenues. Lease revenues decreased $507 million for the three months ended and increased $369 million for the six months ended June 30, 2021.

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

Cash Flows

The following is a condensed schedule of our cash flows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2021	2020	$	%	2021	2020	$	%
Net cash provided by operating activities	$3,779	$777	$3,002	386%	$7,440	$2,394	$5,046	211%
Net cash used in investing activities	(2,083)	(6,356)	4,273	(67)%	(13,322)	(7,936)	(5,386)	68%
Net cash (used in) provided by financing activities	(577)	15,628	(16,205)	NM	3,297	15,175	(11,878)	(78)%
NM - Not meaningful

Operating Activities

Net cash provided by operating activities increased $3.0 billion, or 386%, for the three months ended and increased $5.0 billion, or 211%, for the six months ended June 30, 2021.

The increase for the three months ended June 30, 2021, was primarily from:

•A $2.9 billion decrease in net cash outflows from changes in working capital, primarily due to the one-time impact of $2.3 billion in gross payments for the settlement of interest rate swaps related to Merger financing for the three months ended June 30, 2020, included in the use of cash from Other current and long-term liabilities, as well as lower use of cash from Accounts payable and accrued liabilities and Inventories, partially offset by higher use of cash from Accounts receivable and Equipment installment plan receivables.
•Net cash provided by operating activities includes $190 million and $370 million in payments for Merger-related costs for the three months ended June 30, 2021 and 2020, respectively.

The increase for the six months ended June 30, 2021, was primarily from:

•A $2.6 billion increase in Net income, adjusted for non-cash income and expense; and
•A $2.5 billion decrease in net cash outflows from changes in working capital, primarily due to the one-time impact of $2.3 billion in gross payments for the settlement of interest rate swaps related to Merger financing for the six months ended June 30, 2020, included in the use of cash from Other current and long-term liabilities, as well as lower use of cash from Inventories and Accounts payable and accrued liabilities, partially offset by higher use of cash from Equipment installment plan receivables and Accounts receivable.
•Net cash provided by operating activities includes $467 million and $531 million in payments for Merger-related costs for the six months ended June 30, 2021 and 2020, respectively.

Investing Activities

Net cash used in investing activities decreased $4.3 billion, or 67%, for the three months ended and increased $5.4 billion, or 68%, for the six months ended June 30, 2021.

The use of cash for the three months ended June 30, 2021, was primarily from:

•$3.3 billion in Purchases of property and equipment, including capitalized interest, from network integration related to the Merger and the continued build-out of our nationwide 5G network; partially offset by
•$1.1 billion in Proceeds related to beneficial interests in securitization transactions.

The use of cash for the six months ended June 30, 2021, was primarily from:

•$8.9 billion in Purchases of spectrum licenses and other intangible assets, including deposits, primarily due to $8.9 billion paid for spectrum licenses won at the conclusion of Auction 107 in March 2021; and
•$6.5 billion in Purchases of property and equipment, including capitalized interest, from network integration related to the Merger and the continued build-out of our nationwide 5G network; partially offset by
•$2.0 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash (used in) provided by financing activities decreased $16.2 billion for the three months ended and decreased $11.9 billion for the six months ended June 30, 2021.

The use of cash for the three months ended June 30, 2021, was primarily from:

•$3.2 billion in Repayments of long-term debt driven by the redemption of $1.3 billion aggregate principal amount of our 6.000% Senior Notes due 2023, $1.0 billion aggregate principal amount of our 6.000% Senior Notes due 2024 and $500 million aggregate principal amount of our 5.125% Senior Notes due 2025, and repayments of $219 million aggregate principal amount of our 3.360% Senior Secured Series 2016-1 A-1 Notes due 2021 and $131 million aggregate principal amount of our 4.738% Senior Secured Series 2018-1 A-1 Notes due 2025; and
•$269 million in Repayments of financing lease obligations; partially offset by
•$3.0 billion in Proceeds from issuance of long-term debt, net of issuance costs.

The source of cash for the six months ended June 30, 2021, was primarily from:

•$9.8 billion in Proceeds from issuance of long-term debt, net of issuance costs; partially offset by
•$5.4 billion in Repayments of long-term debt driven by the redemption of $2.0 billion aggregate principal amount of our 6.500% Senior Notes due 2026, $1.3 billion aggregate principal amount of our 6.000% Senior Notes due 2023, $1.0 billion aggregate principal amount of our 6.000% Senior Notes due 2024 and $500 million aggregate principal amount of our 5.125% Senior Notes due 2025, and repayments of $438 million aggregate principal amount of our 3.360% Senior Secured Series 2016-1 A-1 Notes due 2021 and $131 million aggregate principal amount of our 4.738% Senior Secured Series 2018-1 A-1 Notes due 2025;

•$556 million in Repayments of financing lease obligations; and
•$294 million in Tax withholdings on share-based awards.

Cash and Cash Equivalents

As of June 30, 2021, our Cash and cash equivalents were $7.8 billion compared to $10.4 billion at December 31, 2020.

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

In 2021, we sold tower sites for proceeds of $31 million, which are included in Proceeds from sales of tower sites within Net cash used in investing activities in our Condensed Consolidated Statements of Cash Flows. As these proceeds were from the sale of fixed assets and are used by management to assess cash available for capital expenditures during the year, we determined the proceeds are relevant for the calculation of Free Cash Flow and included them in the table below. Other proceeds from the sale of fixed assets for the periods presented are not significant. We have presented the impact of the sales in the table below, which reconciles Free Cash Flow and Free Cash Flow, excluding gross payments for the settlement of interest rate swaps, to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2021	2020	$	%	2021	2020	$	%
Net cash provided by operating activities	$3,779	$777	$3,002	386%	$7,440	$2,394	$5,046	211%
Cash purchases of property and equipment	(3,270)	(2,257)	(1,013)	45%	(6,453)	(4,010)	(2,443)	61%
Proceeds from sales of tower sites	31	—	31	NM	31	—	31	NM
Proceeds related to beneficial interests in securitization transactions	1,137	602	535	89%	2,028	1,470	558	38%
Cash payments for debt prepayment or debt extinguishment costs	(6)	(24)	18	(75)%	(71)	(24)	(47)	196%
Free Cash Flow	1,671	(902)	2,573	(285)%	2,975	(170)	3,145	NM
Gross cash paid for the settlement of interest rate swaps	—	2,343	(2,343)	(100)%	—	2,343	(2,343)	(100)%
Free Cash Flow, excluding gross payments for the settlement of interest rate swaps	$1,671	$1,441	$230	16%	$2,975	$2,173	$802	37%
NM - Not Meaningful

Free Cash Flow, excluding gross payments for the settlement of interest rate swaps, increased $230 million, or 16%, for the three months ended and increased $802 million, or 37%, for the six months ended June 30, 2021.

The increase for the three months ended June 30, 2021, was impacted by the following:

•Higher Net cash provided by operating activities, as described above; and
•Higher Proceeds related to beneficial interests in securitization transactions; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest of $57 million and $119 million for the three months ended June 30, 2021 and 2020, respectively, from network integration related to the Merger and the continued build-out of our nationwide 5G network.
•Free Cash Flow includes $190 million and $370 million in payments for Merger-related costs for the three months ended June 30, 2021 and 2020, respectively.
•The calculation of Free Cash Flow, excluding gross payments for the settlement of interest rate swaps, excludes the one-time impact of gross payments for the settlement of interest rate swaps related to Merger financing of $2.3 billion for the three months ended June 30, 2020.

The increase for the six months ended June 30, 2021, was impacted by the following:

•Higher Net cash provided by operating activities, as described above; and
•Higher Proceeds related to beneficial interests in securitization transactions; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest of $141 million and $231 million for the six months ended June 30, 2021 and 2020, respectively, from network integration related to the Merger and the continued build-out of our nationwide 5G network.
•Free Cash Flow includes $467 million and $531 million in payments for Merger-related costs for the six months ended June 30, 2021 and 2020, respectively.
•The calculation of Free Cash Flow, excluding gross payments for the settlement of interest rate swaps, excludes the one-time impact of gross payments for the settlement of interest rate swaps related to Merger financing of $2.3 billion for the six months ended June 30, 2020.

Borrowing Capacity

We maintain a financing arrangement with Deutsche Bank AG, which allows for up to $108 million in borrowings. Under the financing arrangement, we can effectively extend payment terms for invoices payable to certain vendors. As of June 30, 2021, there were no outstanding balances under such financing arrangement.

We also maintain vendor financing arrangements primarily with our main network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. During the three and six months ended June 30, 2021, we repaid $36 million and $91 million, respectively, associated with the vendor financing arrangements and other financial liabilities. These payments are included in Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities, in our Condensed Consolidated Statements of Cash Flows. As of June 30, 2021 and December 31, 2020, the outstanding balance under the vendor financing arrangements and other financial liabilities was $148 million and $240 million, respectively, of which $77 million and $122 million, respectively, was assumed in connection with the closing of the Merger. As of June 30, 2021, the outstanding borrowings was $77 million under the vendor financing agreements.

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $5.5 billion. As of June 30, 2021, there was no outstanding balance under the Revolving Credit Facility.

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

Debt Financing

As of June 30, 2021, our total debt and financing lease liabilities were $77.7 billion, excluding our tower obligations, of which $68.4 billion was classified as long-term debt and $1.4 billion was classified as long-term financing lease liabilities.

During the six months ended June 30, 2021, we issued long-term debt for net proceeds of $9.8 billion and redeemed and repaid short- and long-term debt with an aggregate principal amount of $5.5 billion.

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

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of June 30, 2021, we derecognized net receivables of $2.5 billion upon sale through these arrangements.

For more information regarding these off-balance sheet arrangements, see Note 4 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

Future Sources and Uses of Liquidity

We may seek additional sources of liquidity, including through the issuance of additional long-term debt in 2021, to continue to opportunistically acquire spectrum licenses or other assets in private party transactions or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for spectrum acquisitions, or for other assets, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months as well as our longer-term liquidity needs. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption of high yield callable debt, tower obligations, potential shareholder returns and the execution of our integration plan.

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

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions on our common stock, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit agreements, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuers or borrowers to loan funds or make payments to Parent. However, the Issuers or borrowers are allowed to make certain permitted payments to Parent under the terms of each of the credit agreements, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of June 30, 2021.

Shentel Wireless Assets Acquisition

Subsequent to June 30, 2021, on July 1, 2021, we closed on the acquisition of the Wireless Assets (as defined in Note 2 - Business Combinations of the Notes to the Condensed Consolidated Financial Statements) for a cash purchase price of approximately $1.9 billion. For more information regarding the acquisition of the Wireless Assets, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain partners that provide us with the ability to enter into financing leases for network equipment and services. As of June 30, 2021, we have committed to $5.6 billion of financing leases under these financing lease facilities, of which $362 million and $470 million was executed during the three and six months ended June 30, 2021, respectively. We expect to enter into up to an additional $730 million in financing lease commitments during the year ending December 31, 2021.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended June 30, 2021, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended June 30, 2021, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to two customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli and Europäisch-Iranische Handelsbank. These services have been terminated or are in the process of being terminated. For the three months ended June 30, 2021, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended June 30, 2021 were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended June 30, 2021, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended June 30, 2021, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services during the three months ended June 30, 2021, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For more information regarding the legal proceedings in which we are involved, see Note 2 - Business Combinations and Note 11 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Other than the updated risk factors below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Our Fifth Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain actions and proceedings, which could limit the ability of our stockholders to obtain a judicial forum of their choice for disputes with the Company or its directors, officers or employees.

Our Fifth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or employee of the Company to the Company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, the Certificate of Incorporation or the Company's bylaws or (iv) any other action asserting a claim arising under, in connection with, and governed by the internal affairs doctrine. This choice of forum provision does not waive our compliance with our obligations under the federal securities laws and the rules and regulations thereunder. Moreover, the provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or by the Securities Act of 1933, as amended.

This choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder's ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with the Company or its directors, officers or employees, which may discourage such lawsuits against the Company and its directors, officers and employees, even though an action, if successful, might benefit our stockholders. Alternatively, if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such matters in other jurisdictions, which could increase our costs of litigation and adversely affect our business and financial condition.

Our business and Sprint’s business may not be integrated successfully or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruptions, including challenges in maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected.

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
•any disruptions to the operations and business in the Shentel service area following the Company’s acquisition of Wireless Assets (as defined in Note 2 - Business Combinations of the Notes to the Condensed Consolidated Financial Statements) as a result of the transition of such assets to the Company;

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

Some of these factors are outside our control, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could adversely impact our business, financial condition and operating results. In addition, even if the integration is successful, the full benefits of the Transactions including, among others, the synergies, cost savings or sales or growth opportunities may not be realized within the anticipated time frames or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
2.1	Asset Purchase Agreement, dated as of May 28, 2021, by and between T-Mobile USA, Inc. and Shenandoah Telecommunications Company.	8-K	6/1/2021	2.1
2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of July 1, 2021, by and between T-Mobile USA, Inc. and Shenandoah Telecommunications Company.				X
4.1	Registration Rights Agreement, dated as of May 13, 2021, by and among T-Mobile USA, Inc., the Initial Guarantors (as defined therein) and J.P. Morgan Securities LLC, as representative of the Initial Purchasers (as defined therein).	8-K	5/13/2021	4.5
4.2	Eighteenth Supplemental Indenture, dated as of March 30, 2021, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	S-4	3/30/2021	4.19
4.3	Forty-Ninth Supplemental Indenture, dated as of March 30, 2021, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.				X
10.1*	Letter Agreement, dated as of March 25, 2019, by and between the Company and David A. Miller.				X
10.2*	Letter Agreement, dated as of April 8, 2021, by and between the Company and David A. Miller.				X
10.3
Guarantee Assumption Agreement, dated as of March 30, 2021, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.
X
10.4
First Amendment to Fifth Amended and Restated Master Receivables Purchase Agreement, dated as of June 18, 2021, by and among T-Mobile Airtime Funding LLC, as transferor, T-Mobile PCS Holdings LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., as performance guarantors, The Toronto-Dominion Bank, as administrative agent, and certain financial institutions party thereto.
X
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (the cover page XBRL tags)

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

August 3, 2021	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)