Form 10-Q
period 2021-09-30
T-Mobile US, Inc.
filed 2021-11-02
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 27, 2021
Common Stock, par value $0.00001 per share	1,249,053,529

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended September 30, 2021

Index for Notes to the Condensed Consolidated Financial Statements
PART I. Financial Information
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$4,055	$10,385
Accounts receivable, net of allowance for credit losses of $129 and $194	4,109	4,254
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $469 and $478	4,306	3,577
Accounts receivable from affiliates	21	22
Inventory	1,762	2,527
Prepaid expenses	943	624
Other current assets	1,576	2,496
Total current assets	16,772	23,885
Property and equipment, net	39,355	41,175
Operating lease right-of-use assets	27,446	28,021
Financing lease right-of-use assets	3,396	3,028
Goodwill	12,188	11,117
Spectrum licenses	92,589	82,828
Other intangible assets, net	5,047	5,298
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $109 and $127	2,280	2,031
Other assets	3,052	2,779
Total assets	$202,125	$200,162
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$8,735	$10,196
Payables to affiliates	92	157
Short-term debt	2,096	4,579
Short-term debt to affiliates	2,240	—
Deferred revenue	914	1,030
Short-term operating lease liabilities	3,077	3,868
Short-term financing lease liabilities	1,154	1,063
Other current liabilities	939	810
Total current liabilities	19,247	21,703
Long-term debt	66,645	61,830
Long-term debt to affiliates	1,494	4,716
Tower obligations	2,862	3,028
Deferred tax liabilities	10,370	9,966
Operating lease liabilities	26,279	26,719
Financing lease liabilities	1,587	1,444
Other long-term liabilities	5,214	5,412
Total long-term liabilities	114,451	113,115
Commitments and contingencies (Note 13)
Stockholders' equity
Common Stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,250,573,992 and 1,243,345,584 shares issued, 1,249,035,065 and 1,241,805,706 shares outstanding	—	—
Additional paid-in capital	73,152	72,772
Treasury stock, at cost, 1,538,927 and 1,539,878 shares issued	(13)	(11)
Accumulated other comprehensive loss	(1,478)	(1,581)
Accumulated deficit	(3,234)	(5,836)
Total stockholders' equity	68,427	65,344
Total liabilities and stockholders' equity	$202,125	$200,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2021	2020	2021	2020
Revenues
Postpaid revenues	$10,804	$10,209	$31,599	$26,055
Prepaid revenues	2,481	2,383	7,259	7,067
Wholesale revenues	944	930	2,776	1,663
Other service revenues	493	617	1,772	1,430
Total service revenues	14,722	14,139	43,406	36,215
Equipment revenues	4,660	4,953	15,221	11,339
Other revenues	242	180	706	502
Total revenues	19,624	19,272	59,333	48,056
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,538	3,314	10,413	8,051
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,145	4,367	15,740	10,563
Selling, general and administrative	5,212	4,876	14,840	14,168
Impairment expense	—	—	—	418
Depreciation and amortization	4,145	4,150	12,511	9,932
Total operating expenses	18,040	16,707	53,504	43,132
Operating income	1,584	2,565	5,829	4,924
Other income (expense)
Interest expense	(780)	(765)	(2,392)	(1,726)
Interest expense to affiliates	(58)	(44)	(136)	(206)
Interest income	2	3	7	21
Other expense, net	(60)	(99)	(186)	(304)
Total other expense, net	(896)	(905)	(2,707)	(2,215)
Income from continuing operations before income taxes	688	1,660	3,122	2,709
Income tax benefit (expense)	3	(407)	(520)	(715)
Income from continuing operations	691	1,253	2,602	1,994
Income from discontinued operations, net of tax	—	—	—	320
Net income	$691	$1,253	$2,602	$2,314

Net income	$691	$1,253	$2,602	$2,314
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges, net of tax effect of $12, $12, $36, and $(261)	35	33	103	(757)
Unrealized (loss) gain on foreign currency translation adjustment, net of tax effect of $0, $1, $0, and $1	(3)	4	—	4
Other comprehensive income (loss)	32	37	103	(753)
Total comprehensive income	$723	$1,290	$2,705	$1,561
Earnings per share
Basic earnings per share:
Continuing operations	$0.55	$1.01	$2.09	$1.79
Discontinued operations	—	—	—	0.29
Basic	$0.55	$1.01	$2.09	$2.08
Diluted earnings per share:
Continuing operations	$0.55	$1.00	$2.07	$1.78
Discontinued operations	—	—	—	0.28
Diluted	$0.55	$1.00	$2.07	$2.06
Weighted average shares outstanding
Basic	1,248,189,719	1,238,450,665	1,246,441,464	1,111,511,964
Diluted	1,253,661,245	1,249,798,740	1,254,391,787	1,122,040,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Operating activities
Net income	$691	$1,253	$2,602	$2,314
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,145	4,150	12,511	9,932
Stock-based compensation expense	131	161	403	558
Deferred income tax (benefit) expense	(27)	335	410	743
Bad debt expense	105	143	259	489
Losses (gains) from sales of receivables	4	(18)	(26)	37
Losses on redemption of debt	55	108	184	271
Impairment expense	—	—	—	418
Changes in operating assets and liabilities
Accounts receivable	(454)	(1,538)	(2,197)	(2,784)
Equipment installment plan receivables	(530)	(306)	(1,825)	(110)
Inventories	41	(549)	904	(1,613)
Operating lease right-of-use assets	1,334	1,062	3,730	2,526
Other current and long-term assets	(88)	(8)	(188)	(106)
Accounts payable and accrued liabilities	111	(964)	(1,245)	(2,630)
Short and long-term operating lease liabilities	(2,046)	(1,145)	(4,411)	(2,947)
Other current and long-term liabilities	(87)	(51)	(351)	(2,162)
Other, net	92	139	157	230
Net cash provided by operating activities	3,477	2,772	10,917	5,166
Investing activities
Purchases of property and equipment, including capitalized interest of $(46), $(108), $(187), and $(339)	(2,944)	(3,217)	(9,397)	(7,227)
(Purchases) refunds of spectrum licenses and other intangible assets, including deposits	(407)	17	(9,337)	(827)
Proceeds from sales of tower sites	—	—	31	—
Proceeds related to beneficial interests in securitization transactions	1,071	855	3,099	2,325
Net cash related to derivative contracts under collateral exchange arrangements	—	—	—	632
Acquisition of companies, net of cash and restricted cash acquired	(1,886)	—	(1,916)	(5,000)
Proceeds from the divestiture of prepaid business	—	1,238	—	1,238
Other, net	14	(25)	46	(209)
Net cash used in investing activities	(4,152)	(1,132)	(17,474)	(9,068)
Financing activities
Proceeds from issuance of long-term debt	1,989	—	11,758	26,694
Payments of consent fees related to long-term debt	—	—	—	(109)
Repayments of financing lease obligations	(266)	(246)	(822)	(764)
Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities	(76)	(231)	(167)	(407)
Repayments of long-term debt	(4,600)	(5,678)	(9,969)	(16,207)
Issuance of common stock	—	2,550	—	19,840
Repurchases of common stock	—	(2,546)	—	(19,536)
Proceeds from issuance of short-term debt	—	—	—	18,743
Repayments of short-term debt	—	—	—	(18,929)
Tax withholdings on share-based awards	(14)	(72)	(308)	(351)
Cash payments for debt prepayment or debt extinguishment costs	(45)	(58)	(116)	(82)
Other, net	(48)	137	(139)	139
Net cash (used in) provided by financing activities	(3,060)	(6,144)	237	9,031
Change in cash and cash equivalents, including restricted cash	(3,735)	(4,504)	(6,320)	5,129
Cash and cash equivalents, including restricted cash
Beginning of period	7,878	11,161	10,463	1,528
End of period	$4,143	$6,657	$4,143	$6,657
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2021	1,247,920,536	$(14)	$72,919	$(1,510)	$(3,925)	$67,470
Net income	—	—	—	—	691	691
Other comprehensive income	—	—	—	32	—	32
Stock-based compensation	—	—	147	—	—	147
Exercise of stock options	14,578	—	1	—	—	1
Stock issued for employee stock purchase plan	917,444	—	100	—	—	100
Issuance of vested restricted stock units	256,605	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(92,992)	—	(14)	—	—	(14)
Transfers with NQDC plan	18,894	1	(1)	—	—	—
Balance as of September 30, 2021	1,249,035,065	$(13)	$73,152	$(1,478)	$(3,234)	$68,427

Balance as of December 31, 2020	1,241,805,706	$(11)	$72,772	$(1,581)	$(5,836)	$65,344
Net income	—	—	—	—	2,602	2,602
Other comprehensive income	—	—	—	103	—	103
Stock-based compensation	—	—	451	—	—	451
Exercise of stock options	195,618	—	10	—	—	10
Stock issued for employee stock purchase plan	2,189,697	—	225	—	—	225
Issuance of vested restricted stock units	7,281,702	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(2,438,609)	—	(308)	—	—	(308)
Transfers with NQDC plan	951	(2)	2	—	—	—
Balance as of September 30, 2021	1,249,035,065	$(13)	$73,152	$(1,478)	$(3,234)	$68,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2020	1,237,338,994	$(12)	$72,505	$(1,658)	$(7,839)	$62,996
Net income	—	—	—	—	1,253	1,253
Other comprehensive income	—	—	—	37	—	37
Stock-based compensation	—	—	177	—	—	177
Exercise of stock options	483,266	—	27	—	—	27
Stock issued for employee stock purchase plan	897,732	—	65	—	—	65
Issuance of vested restricted stock units	2,383,098	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(648,872)	—	(72)	—	—	(72)
Transfers with NQDC plan	4,400	1	(1)	—	—	—
Shares issued in secondary offering (1)	24,750,000	—	2,550	—	—	2,550
Shares repurchased from SoftBank (2)	(24,750,000)	—	(2,546)	—	—	(2,546)
Balance as of September 30, 2020	1,240,458,618	$(11)	$72,705	$(1,621)	$(6,586)	$64,487

Balance as of December 31, 2019	856,905,400	$(8)	$38,498	$(868)	$(8,833)	$28,789
Net income	—	—	—	—	2,314	2,314
Other comprehensive loss	—	—	—	(753)	—	(753)
Executive put option	(342,000)	—	1	—	—	1
Stock-based compensation	—	—	601	—	—	601
Exercise of stock options	794,853	—	42	—	—	42
Stock issued for employee stock purchase plan	2,144,036	—	148	—	—	148
Issuance of vested restricted stock units	11,295,402	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(3,703,906)	—	(351)	—	—	(351)
Transfers with NQDC plan	(31,477)	(3)	3	—	—	—
Shares issued in secondary offering (1)	198,314,426	—	19,766	—	—	19,766
Shares repurchased from SoftBank (1)	(198,314,426)	—	(19,536)	—	—	(19,536)
Merger consideration	373,396,310	—	33,533	—	—	33,533
Prior year Retained Earnings	—	—	—	—	(67)	(67)
Balance as of September 30, 2020	1,240,458,618	$(11)	$72,705	$(1,621)	$(6,586)	$64,487
(1)     Shares issued includes 5.0 million shares of our common stock purchased by Marcelo Claure, one of our directors.
(2)     On June 22, 2020, we entered into a Master Framework Agreement and related transactions with SoftBank Group Corp. (“SoftBank”) to facilitate SoftBank’s monetization of a portion of our common stock held by SoftBank. We received a payment of $304 million from SoftBank. This amount, net of tax, was treated as a reduction of the purchase price of the shares acquired from SoftBank and was recorded as Additional paid-in capital.

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

The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions that affect the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions that management believes are reasonable under the circumstances, including but not limited to, the valuation of assets acquired and liabilities assumed through the merger (the “Merger”) with Sprint Corporation (“Sprint”) and through our acquisitions of affiliates. These estimates are inherently subject to judgment and actual results could differ from those estimates.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the U.S. Securities and Exchange Commission did not have, or are not expected to have, a significant impact on our present or future consolidated financial statements.

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

Immediately following the closing of the Merger and the surrender of the SoftBank Specified Shares Amount, pursuant to the Letter Agreement described above, DT and SoftBank held, directly or indirectly, approximately 43.6% and 24.7%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 31.7% of the outstanding T-Mobile common stock held by other stockholders. As of September 30, 2021, DT and SoftBank held, directly or indirectly, approximately 46.8% and 4.9%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 48.3% of the outstanding T-Mobile common stock held by other stockholders. Pursuant to the Proxy, Lock-up and ROFR Agreement, dated as of April 1, 2020, by and between DT and SoftBank and the Proxy, Lock-up and ROFR Agreement, dated as of June 22, 2020 by and among DT, Marcelo Claure and Claure Mobile LLC, a Delaware limited liability company wholly owned by Mr. Claure, as of September 30, 2021, DT has voting control over approximately 52.0% of the outstanding T-Mobile common stock.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

The SoftBank Specified Shares Amount was determined to be contingent consideration with an acquisition-date fair value of $1.9 billion. We estimated the fair value using the income approach, a probability-weighted discounted cash flow model, whereby a Monte Carlo simulation method estimated the probability of different outcomes as the likelihood of achieving the 45-day volume-weighted average price threshold is not easily predicted. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement as defined in ASC 820: Fair Value Measurement. The key assumptions in applying the income approach include the estimated future share-price volatility, which was based on historical market trends and the estimated future performance of T-Mobile.

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

Transaction Costs

We recognized transaction costs of $15 million and $8 million for the three months ended September 30, 2021 and 2020, respectively, and $28 million and $192 million for the nine months ended September 30, 2021 and 2020, respectively. These costs were associated with legal and professional services and were recognized as Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income.

Pro Forma Information

The following unaudited pro forma financial information gives effect to the Transactions as if they had been completed on January 1, 2019. The unaudited pro forma information was prepared in accordance with the requirements of ASC 805: Business Combinations, which is a different basis than pro forma information prepared under Article 11 of Regulation S-X (“Article 11”). As such, they are not directly comparable with historical results for stand-alone T-Mobile prior to April 1, 2020, historical results for T-Mobile from April 1, 2020 that reflect the Transactions and are inclusive of the results and operations of Sprint, nor our previously provided pro forma financials prepared in accordance with Article 11. The pro forma results for the three and nine months ended September 30, 2020 include the impact of several significant nonrecurring pro forma adjustments to previously reported operating results. The pro forma adjustments are based on historically reported transactions by the respective companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition.

(in millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Total revenues	$19,269	$54,342
Income from continuing operations	1,359	2,461
Income from discontinued operations, net of tax	—	677
Net income	1,359	3,138

Index for Notes to the Condensed Consolidated Financial Statements
Significant nonrecurring pro forma adjustments include:

•Transaction costs of $9 million and $211 million that were incurred during the three and nine months ended September 30, 2020, respectively, are assumed to have occurred on the pro forma close date of January 1, 2019, and are recognized as if incurred in the first quarter of 2019;
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

Regulatory Matters

The Transactions were the subject of various legal and regulatory proceedings involving a number of state and federal agencies. In connection with those proceedings and the approval of the Transactions, we have certain commitments and other obligations to various state and federal agencies and certain nongovernmental organizations. See Note 13 - Commitments and Contingencies for further information.

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

On May 28, 2021, T-Mobile USA, Inc., a Delaware corporation and our direct wholly owned subsidiary, entered into an asset purchase agreement (the “Purchase Agreement”) with Shentel, for the acquisition of the Wireless Assets for an aggregate purchase price of approximately $1.9 billion in cash, subject to certain adjustments prescribed by the Management Agreement and such additional adjustments agreed by the parties.

Closing of Shentel Wireless Assets Acquisition

On July 1, 2021, upon the completion of certain customary conditions, including the receipt of certain regulatory approvals, we closed on the acquisition of the Wireless Assets pursuant to the Purchase Agreement, and as a result, T-Mobile became the legal owner of the Wireless Assets. Through this transaction, we reacquired the exclusive rights to deliver Sprint’s wireless network services in Shentel’s former affiliate territory and simplified our operations. Concurrently, and as agreed to through the Purchase Agreement, T-Mobile and Shentel entered into certain separate transactions, including the effective settlement of the pre-existing arrangements between T-Mobile and Shentel under the Management Agreement.

In exchange, T-Mobile transferred cash of approximately $2.0 billion, approximately $1.9 billion of which was determined to be consideration transferred for the Wireless Assets and the remainder of which was determined to relate to separate transactions, primarily associated with the effective settlement of pre-existing arrangements between T-Mobile and Shentel. Accordingly, these separate transactions are not included in the calculation of the consideration transferred in exchange for the Wireless Assets, and the settlement of pre-existing arrangements between T-Mobile and Shentel did not result in material gains or losses.

Index for Notes to the Condensed Consolidated Financial Statements

Prior to the acquisition of the Wireless Assets, revenues generated from our affiliate relationship with Shentel were presented as Other service revenues. Upon the close of the transaction, revenues generated from postpaid customers within the reacquired territory are presented as Postpaid revenues within our Condensed Consolidated Statements of Comprehensive Income. The financial results of the Wireless Assets since the closing through September 30, 2021, were not material to our Condensed Consolidated Statements of Comprehensive Income, nor were they material to our prior period consolidated results on a pro forma basis.

Fair Value of Assets Acquired and Liabilities Assumed

We have accounted for the acquisition of the Wireless Assets as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their preliminary fair values as of the acquisition date and consolidated with those of T-Mobile. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. For the preliminary fair values of the assets acquired and liabilities assumed, we used the cost, income and market approaches, including market participant assumptions.

The following table summarizes the preliminary fair values for each major class of assets acquired and liabilities assumed at the acquisition date. We retained the services of certified valuation specialists to assist with assigning values to certain acquired assets and assumed liabilities. We are in the process of finalizing the valuation of the assets acquired and liabilities assumed, including income tax related amounts. Therefore, the preliminary fair values set forth below are subject to further adjustment as additional information is obtained and the valuations are completed.

(in millions)	July 1, 2021
Inventory	$2
Property and equipment	136
Operating lease right-of-use assets	308
Goodwill	1,035
Other intangible assets	770
Other assets	7
Total assets acquired	2,258
Short-term operating lease liabilities	73
Operating lease liabilities	264
Other long-term liabilities	35
Total liabilities assumed	372
Total consideration transferred	$1,886

Intangible Assets and Liabilities

Goodwill with a provisionally assigned value of $1.0 billion, substantially all of which is deductible for tax purposes, represents the anticipated cost savings from the operations of the combined company resulting from the planned integration of network infrastructure and facilities, the assembled workforce hired concurrently with the acquisition of Wireless Assets, and the intangible assets that do not qualify for separate recognition. All of the goodwill acquired is allocated to the wireless reporting unit.

Other intangible assets include $770 million of reacquired rights to provide services in Shentel’s former affiliate territory which is being amortized on a straight-line basis over a useful life of approximately nine years in line with the remaining term of the Management Agreement upon the acquisition of the Wireless Assets, which represents the period of expected economic benefits associated with the re-acquisition of such rights. This fair value measurement is based on significant inputs not observable in the market, and therefore, represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach include forecasted subscriber growth rates, revenue over an estimated period of time, the discount rate, estimated capital expenditures, estimated income taxes and the long-term growth rate, as well as forecasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins.

Note 3 – Receivables and Expected Credit Losses

We maintain an allowance for expected credit losses that assesses the lifetime credit losses that we expect to incur related to our receivable portfolio segments. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within each portfolio segment as of period end.

Index for Notes to the Condensed Consolidated Financial Statements
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

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	September 30, 2021	December 31, 2020
EIP receivables, gross	$7,164	$6,213
Unamortized imputed discount	(330)	(325)
EIP receivables, net of unamortized imputed discount	6,834	5,888
Allowance for credit losses	(248)	(280)
EIP receivables, net of allowance for credit losses and imputed discount	$6,586	$5,608
Classified on the balance sheet as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$4,306	$3,577
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,280	2,031
EIP receivables, net of allowance for credit losses and imputed discount	$6,586	$5,608

Index for Notes to the Condensed Consolidated Financial Statements
We manage our EIP receivables portfolio using delinquency and customer credit class as key credit quality indicators. The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of September 30, 2021:

	Originated in 2021		Originated in 2020		Originated prior to 2020		Total EIP Receivables, net of unamortized imputed discounts
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Grand total
Current - 30 days past due	$2,726	$1,917	$1,218	$712	$95	$38	$4,039	$2,667	$6,706
31 - 60 days past due	17	30	9	14	1	1	27	45	72
61 - 90 days past due	6	10	4	6	—	1	10	17	27
More than 90 days past due	4	9	3	8	2	3	9	20	29
EIP receivables, net of unamortized imputed discount	$2,753	$1,966	$1,234	$740	$98	$43	$4,085	$2,749	$6,834

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

For EIP receivables acquired in the Merger, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is accreted to interest income over the contractual life of the loan using the effective interest method. EIP receivables had a combined weighted average effective interest rate of 6.1% and 6.7% as of September 30, 2021 and December 31, 2020, respectively.

Activity for the nine months ended September 30, 2021 and 2020, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	September 30, 2021			September 30, 2020
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$194	$605	$799	$61	$399	$460
Beginning balance adjustment due to implementation of the new credit loss standard	—	—	—	—	91	91
Bad debt expense	127	132	259	261	228	489
Write-offs, net of recoveries	(192)	(164)	(356)	(114)	(130)	(244)
Change in imputed discount on short-term and long-term EIP receivables	N/A	109	109	N/A	60	60
Impact on the imputed discount from sales of EIP receivables	N/A	(104)	(104)	N/A	(111)	(111)
Allowance for credit losses and imputed discount, end of period	$129	$578	$707	$208	$537	$745

Off-Balance-Sheet Credit Exposures

We do not have material, unmitigated off-balance-sheet credit exposures as of September 30, 2021. In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets included in our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

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

As of both September 30, 2021 and December 31, 2020, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included in our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	September 30, 2021	December 31, 2020
Other current assets	$388	$388
Other assets	170	120
Other long-term liabilities	3	4

In addition, the EIP BRE is a separate legal entity with its own separate creditors who will be entitled, prior to any liquidation of the EIP BRE, to be satisfied prior to any value in the EIP BRE becoming available to us. Accordingly, the assets of the EIP BRE may not be used to settle our general obligations and creditors of the EIP BRE have limited recourse to our general credit.

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). The maximum funding commitment of the service receivable sale arrangement is $950 million, and the facility expires in March 2022. As of September 30, 2021 and December 31, 2020, the service receivable sale arrangement provided funding of $775 million and $772 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included in our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	September 30, 2021	December 31, 2020
Other current assets	$207	$378
Other current liabilities	344	357

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

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including customer default rates. As of September 30, 2021 and December 31, 2020, our deferred purchase price related to the sales of service receivables and EIP receivables was $764 million and $884 million, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the impact of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2021	December 31, 2020
Derecognized net service receivables and EIP receivables	$2,459	$2,528
Other current assets	595	766
of which, deferred purchase price	594	764
Other long-term assets	170	120
of which, deferred purchase price	170	120
Other current liabilities	344	357
Other long-term liabilities	3	4
Net cash proceeds since inception	1,753	1,715
Of which:
Change in net cash proceeds during the year-to-date period	38	(229)
Net cash proceeds funded by reinvested collections	1,715	1,944

We recognized a loss from sales of receivables, including adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price, of $4 million and a gain of $18 million, respectively, for the three months ended September 30, 2021 and 2020, respectively, and a gain of $26 million and a loss of $37 million for the nine months ended September 30, 2021 and 2020, respectively, in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income.

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

Note 5 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2021, and the year ended December 31, 2020, are as follows:

(in millions)	Goodwill
Balance as of December 31, 2019, net of accumulated impairment losses of $10,766	$1,930
Goodwill from acquisitions in 2020	9,405
Layer3 goodwill impairment	(218)
Balance as of December 31, 2020	11,117
Purchase price adjustment of goodwill from acquisitions in 2020	22
Goodwill from acquisitions in 2021	1,049
Balance as of September 30, 2021	$12,188
Accumulated impairment losses at September 30, 2021	$(10,984)

On April 1, 2020, we completed the Merger, which was accounted for as a business combination resulting in $9.4 billion in goodwill. The acquired goodwill was allocated to the wireless reporting unit and will be tested for impairment at this level. See Note 2 - Business Combinations for further information.

Index for Notes to the Condensed Consolidated Financial Statements
On July 1, 2021, we completed our acquisition of the Wireless Assets from Shentel, which was accounted for as a business combination resulting in $1.0 billion in goodwill. The acquired goodwill was allocated to the wireless reporting unit and will be tested for impairment at this level. See Note 2 - Business Combinations for further information.

Intangible Assets

Identifiable Intangible Assets Acquired in the Sprint Merger

The following table summarizes the fair value of the intangible assets acquired in the Sprint Merger:

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

Identifiable Intangible Assets Acquired in the Shentel Acquisition

We reacquired certain rights under the Management Agreement in connection with the acquisition of the Wireless Assets that provided us the ability to fully do business in Shentel’s former affiliate territories. We recognized an intangible asset for these reacquired rights at its preliminary fair value of $770 million as of July 1, 2021. The reacquired rights intangible asset is being amortized on a straight-line basis over a useful life of approximately nine years in line with the remaining term of the Management Agreement upon the acquisition of the Wireless Assets.

Spectrum Licenses

The following table summarizes our spectrum license activity for the nine months ended September 30, 2021:

(in millions)	2021
Spectrum licenses, beginning of year	$82,828
Spectrum license acquisitions	9,515
Spectrum licenses transferred to held for sale	(15)
Costs to clear spectrum	261
Spectrum licenses, end of period	$92,589

Index for Notes to the Condensed Consolidated Financial Statements

In March 2021, the FCC announced that we were the winning bidder of 142 licenses in Auction 107 (“C-band spectrum”) for an aggregate purchase price of $9.3 billion, excluding relocation costs. At the inception of Auction 107 in October 2020, we deposited $438 million. Upon conclusion of Auction 107 in March 2021, we paid the FCC the remaining $8.9 billion for the licenses won in the auction. On July 23, 2021, the FCC issued to us the licenses won in Auction 107. The licenses are included in Spectrum licenses in our Condensed Consolidated Balance Sheets as of September 30, 2021. Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in (Purchases) refunds of spectrum licenses and other intangible assets, including deposits in our Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2021. We expect to incur an additional $1.0 billion in relocation costs which will be paid through 2024.

As of September 30, 2021, the activities that are necessary to get the C-band spectrum ready for its intended use have not begun, as such, capitalization of the interest associated with the costs of acquiring the C-band spectrum has not begun.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	September 30, 2021			December 31, 2020
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	Up to 8 years	$4,903	$(1,643)	$3,260	$4,900	$(865)	$4,035
Reacquired rights	Up to 9 years	770	(23)	747	—	—	—
Tradenames and patents	Up to 19 years	610	(511)	99	598	(412)	186
Favorable spectrum leases	Up to 27 years	731	(64)	667	790	(35)	755
Other	Up to 10 years	377	(103)	274	377	(55)	322
Other intangible assets		$7,391	$(2,344)	$5,047	$6,665	$(1,367)	$5,298

Amortization expense for intangible assets subject to amortization was $316 million and $383 million for the three months ended September 30, 2021 and 2020, respectively, and $977 million and $794 million for the nine months ended September 30, 2021 and 2020, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization are summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending September 30,
2022	$1,128
2023	956
2024	799
2025	641
2026	480
Thereafter	1,043
Total	$5,047

Substantially all of the estimated future amortization expense is associated with intangible assets acquired in the Merger and through our acquisitions of affiliates.

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

Aggregate changes in the fair value of the interest rate lock derivatives, net of tax and amortization, of $1.5 billion and $1.6 billion are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively.
Between April 2 and April 6, 2020, in connection with the issuance of an aggregate of $19.0 billion of Senior Secured Notes bearing interest rates ranging from 3.500% to 4.500% and maturing in 2025 through 2050, we terminated our interest rate lock derivatives.

At the time of termination in the second quarter of 2020, the interest rate lock derivatives were a liability of $2.3 billion, of which $1.2 billion was cash-collateralized. The cash flows associated with the settlement of interest rate lock derivatives are presented on a gross basis in our Condensed Consolidated Statements of Cash Flows, with the total cash payments to settle the swaps of $2.3 billion presented in changes in Other current and long-term liabilities within Net cash provided by operating activities and the return of cash collateral of $1.2 billion presented as an inflow in Net cash related to derivative contracts under collateral exchange arrangements within Net cash used in investing activities for the nine months ended September 30, 2020.

Upon the issuance of debt to which the hedged interest rate risk related, we began amortizing the Accumulated other comprehensive loss related to the derivatives into Interest expense in a manner consistent with how the hedged interest payments affect earnings. For the three and nine months ended September 30, 2021, $47 million and $140 million, respectively, was amortized from Accumulated other comprehensive loss into Interest expense in the Condensed Consolidated Statements of Comprehensive Income. For the three and nine months ended September 30, 2020, $44 million and $83 million, respectively, was amortized from Accumulated other comprehensive loss into Interest expense. We expect to amortize $200 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense over the next 12 months.

Deferred Purchase Price Assets
In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. See Note 4 – Sales of Certain Receivables for further information.

The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included in our Condensed Consolidated Balance Sheets, were $764 million and $884 million at September 30, 2021 and December 31, 2020, respectively. Fair value was equal to carrying amount at September 30, 2021 and December 31, 2020.

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior

Index for Notes to the Condensed Consolidated Financial Statements
Notes to affiliates. The fair value estimates were based on information available as of September 30, 2021 and December 31, 2020. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	September 30, 2021		December 31, 2020
(in millions)		Carrying Amount (1)	Fair Value (1)	Carrying Amount (1)	Fair Value (1)
Liabilities:
Senior Unsecured Notes to third parties	1	$31,408	$33,465	$29,966	$32,450
Senior Notes to affiliates	2	3,734	3,884	4,716	4,991
Senior Secured Notes to third parties	1	37,264	39,802	36,204	40,519
(1)     Excludes $69 million and $240 million as of September 30, 2021 and December 31, 2020, respectively, in vendor financing arrangements and other debt as the carrying values approximate fair value primarily due to the short-term maturities of these instruments.

Note 7 – Debt

The following table sets forth the debt balances and activity as of, and for the nine months ended, September 30, 2021:

(in millions)	December 31, 2020	Proceeds from Issuances and Borrowings (1)	Note Redemptions (1)	Repayments	Reclassifications (1)	Other (2)	September 30, 2021
Short-term debt	$4,579	$—	$(2,250)	$(1,063)	$920	$(90)	$2,096
Long-term debt	61,830	11,758	(5,737)	(23)	(920)	(263)	66,645
Total debt to third parties	66,409	11,758	(7,987)	(1,086)	—	(353)	68,741
Short-term debt to affiliates	—	—	—	—	2,231	9	2,240
Long-term debt to affiliates	4,716	—	(996)	—	(2,231)	5	1,494
Total debt	$71,125	$11,758	$(8,983)	$(1,086)	$—	$(339)	$72,475
(1)Issuances and borrowings, note redemptions, and reclassifications are recorded net of related issuance costs, discounts and premiums.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 4.0% and 4.5% for the three months ended September 30, 2021 and 2020, respectively, and 4.1% and 4.7% for the nine months ended September 30, 2021 and 2020, respectively, on weighted average debt outstanding of $74.5 billion and $69.6 billion for the three months ended September 30, 2021 and 2020, respectively, and $74.4 billion and $54.5 billion for the nine months ended September 30, 2021 and 2020, respectively. The weighted average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Index for Notes to the Condensed Consolidated Financial Statements
Issuances and Borrowings

During the nine months ended September 30, 2021, we issued the following Senior Notes and Senior Secured Notes:

(in millions)	Principal Issuances	Premiums/Discounts and Issuance Costs	Net Proceeds from Issuance of Long-Term Debt	Issue Date
2.250% Senior Notes due 2026	$1,000	$(7)	$993	January 14, 2021
2.625% Senior Notes due 2029	1,000	(7)	993	January 14, 2021
2.875% Senior Notes due 2031	1,000	(6)	994	January 14, 2021
2.625% Senior Notes due 2026	1,200	(7)	1,193	March 23, 2021
3.375% Senior Notes due 2029	1,250	(7)	1,243	March 23, 2021
3.500% Senior Notes due 2031	1,350	(8)	1,342	March 23, 2021
2.250% Senior Notes due 2026	800	(2)	798	May 13, 2021
3.375% Senior Notes due 2029	1,100	6	1,106	May 13, 2021
3.500% Senior Notes due 2031	1,100	6	1,106	May 13, 2021
Total of Senior Notes issued	$9,800	$(32)	$9,768

3.400% Senior Secured Notes due 2052	$1,300	$(11)	$1,289	August 13, 2021
3.600% Senior Secured Notes due 2060	700	1	701	August 13, 2021
Total of Senior Secured Notes issued	$2,000	$(10)	$1,990

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

Note Redemptions and Repayments

During the nine months ended September 30, 2021, we made the following note redemptions and repayments:

(in millions)	Principal Amount	Write-off of Issuance Cost and Consent Fees (1)	Redemption Premium (2)	Redemption Date	Redemption Price
6.500% Senior Notes due 2026	$2,000	$36	$65	March 27, 2021	103.250%
6.000% Senior Notes due 2023	1,300	10	—	May 23, 2021	100.000%
6.000% Senior Notes due 2024	1,000	9	—	May 23, 2021	100.000%
5.125% Senior Notes due 2025	500	3	6	May 23, 2021	101.281%
4.500% Senior Notes due 2026	1,000	5	23	August 23, 2021	102.250%
7.250% Senior Notes due 2021	2,250	—	—	September 15, 2021	N/A
Total Senior Notes to third parties redeemed	$8,050	$63	$94

4.500% Senior Notes to affiliates due 2026	$1,000	$4	$22	August 23, 2021	102.250%
Total Senior Notes to affiliates redeemed	$1,000	$4	$22

3.360% Secured Series 2016-1 A-1 Notes due 2021	$656	$—	$—	August 20, 2021	N/A
4.738% Secured Series 2018-1 A-1 Notes due 2025	263	—	—	Various	N/A
Other debt	167	—	—	Various	N/A
Total Repayments	$1,086	$—	$—
(1)Write-off of issuance costs and consent fees are included in Other expense, net in our Condensed Consolidated Statements of Comprehensive Income. Write-off of issuance costs and consent fees are included in Loss on redemption of debt within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.
(2)The redemption premium is the excess paid over the principal amount. Redemption premiums are included within Other expense, net in our Condensed Consolidated Statements of Comprehensive Income and within Net cash used in financing activities in our Condensed Consolidated Statements of Cash Flows.

Index for Notes to the Condensed Consolidated Financial Statements
Restricted Cash

Certain provisions of our debt agreements require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash.

Note 8 – Tower Obligations

Existing CCI Tower Lease Arrangements

In 2012, we conveyed to Crown Castle International Corp. (“CCI”) the exclusive right to manage and operate approximately 6,200 tower sites (“CCI Lease Sites”) via a master prepaid lease with site lease terms ranging from 23 to 37 years. CCI has fixed-price purchase options for the CCI Lease Sites totaling approximately $2.0 billion, exercisable at the end of the lease term. We lease back a portion of the space at certain tower sites for an initial term of 10 years, followed by optional renewals at customary terms.

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

Index for Notes to the Condensed Consolidated Financial Statements
The tower assets are reported in Property and equipment, net in our Condensed Consolidated Balance Sheets and are depreciated to their estimated residual values over the expected useful life of the towers, which is 20 years.

The following table summarizes the balances associated with both of the tower arrangements in the Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2021	December 31, 2020
Property and equipment, net	$2,591	$2,838
Tower obligations	2,862	3,028
Other long-term liabilities	1,712	1,712

Future minimum payments related to the tower obligations are approximately $404 million for the year ending September 30, 2022, $638 million in total for the years ending September 30, 2023 and 2024, $605 million in total for the years ending September 30, 2025 and 2026, and $397 million in total for the years thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $282 million in our Operating lease liabilities as of September 30, 2021.

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

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Postpaid service revenues
Postpaid phone revenues	$9,952	$9,532	$29,102	$24,450
Postpaid other revenues	852	677	2,497	1,605
Total postpaid service revenues	$10,804	$10,209	$31,599	$26,055

We operate as a single operating segment. The balances presented within each revenue line item in our Condensed Consolidated Statements of Comprehensive Income represent categories of revenue from contracts with customers disaggregated by type of product and service. Service revenues also include revenues earned for providing premium services to customers, such as device insurance services and customer-based, third-party services. Revenue generated from the lease of mobile communication devices is included within Equipment revenues in our Condensed Consolidated Statements of Comprehensive Income.

We provide wireline communication services to domestic and international customers. Wireline service revenues were $179 million and $563 million for the three and nine months ended September 30, 2021, respectively, and were $213 million and $424 million for the three and nine months ended September 30, 2020, respectively. Wireline service revenues are presented in Other service revenues in our Condensed Consolidated Statements of Comprehensive Income.

Index for Notes to the Condensed Consolidated Financial Statements
Equipment revenues from the lease of mobile communication devices were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Equipment revenues from the lease of mobile communication devices	$770	$1,350	$2,725	$2,936

Contract Balances

The contract asset and contract liability balances from contracts with customers as of December 31, 2020 and September 30, 2021, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2020	$278	$824
Balance as of September 30, 2021	262	792
Change	$(16)	$(32)

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment which is recognized as bad debt expense. The current portion of our Contract assets of approximately $201 million and $204 million as of September 30, 2021 and December 31, 2020, respectively, was included in Other current assets in our Condensed Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers. Contract liabilities are primarily included in Deferred revenue in our Condensed Consolidated Balance Sheets.

Revenues for the three and nine months ended September 30, 2021 and 2020 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Amounts included in the beginning of year contract liability balance	$29	$5	$753	$543

Remaining Performance Obligations

As of September 30, 2021, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.0 billion. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months at the time of origination.

As of September 30, 2021, the aggregate amount of transaction price allocated to remaining service and lease performance obligations associated with operating leases was $286 million and $173 million, respectively. We expect to recognize this revenue as service is provided over the lease contract term of 18 months.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of September 30, 2021, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $386 million, $1.4 billion and $1.0 billion for 2021, 2022, and 2023 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to nine years.

Contract Costs

The total balance of deferred incremental costs to obtain contracts was $1.3 billion and $1.1 billion as of September 30, 2021 and December 31, 2020, respectively, and is included in Other assets in our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is

Index for Notes to the Condensed Consolidated Financial Statements
monitored to reflect any significant change in assumptions. Amortization of deferred contract costs is included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Comprehensive Income and was $277 million and $221 million for the three months ended September 30, 2021 and 2020, respectively, and $789 million and $631 million for the nine months ended September 30, 2021 and 2020, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and nine months ended September 30, 2021 and 2020.

Note 10 – Income Taxes

Within our Condensed Consolidated Statements of Comprehensive Income, we recorded an Income tax benefit on continuing operations of $3 million and Income tax expense of $407 million for the three months ended September 30, 2021 and 2020, respectively, and Income tax expense of $520 million and $715 million for the nine months ended September 30, 2021 and 2020, respectively.

The change for the three months ended September 30, 2021 was primarily from tax benefits associated with legal entity reorganization related to historical Sprint entities, including a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions and lower income before income taxes. The change for the nine months ended September 30, 2021 was primarily from tax benefits associated with legal entity reorganization related to historical Sprint entities, including a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions, and a reduction in expenses that were not deductible for income tax purposes, partially offset by higher income before income taxes.

The effective tax rate from continuing operations was (0.3)% and 24.5% for the three months ended September 30, 2021 and 2020, respectively, and 16.7% and 26.4% for the nine months ended September 30, 2021 and 2020, respectively.

We continue to monitor positive and negative evidence related to the utilization of our deferred tax assets subject to a valuation allowance. It is possible the valuation allowance we deem to be necessary will be reduced within the next 12 months.

Note 11 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2021	2020	2021	2020
Income from continuing operations	$691	$1,253	$2,602	$1,994
Income from discontinued operations, net of tax	—	—	—	320
Net income	$691	$1,253	$2,602	$2,314

Weighted average shares outstanding - basic	1,248,189,719	1,238,450,665	1,246,441,464	1,111,511,964
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	5,471,526	11,348,075	7,950,323	10,528,564
Weighted average shares outstanding - diluted	1,253,661,245	1,249,798,740	1,254,391,787	1,122,040,528

Basic earnings per share:
Continuing operations	$0.55	$1.01	$2.09	$1.79
Discontinued operations	—	—	—	0.29
Earnings per share - basic	$0.55	$1.01	$2.09	$2.08

Diluted earnings per share:
Continuing operations	$0.55	$1.00	$2.07	$1.78
Discontinued operations	—	—	—	0.28
Earnings per share - diluted	$0.55	$1.00	$2.07	$2.06

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	127,732	54,485	87,968	30,469
SoftBank contingent consideration (1)	48,751,557	48,751,557	48,751,557	32,738,272
(1)     Represents the weighted average SoftBank Specified Shares that are contingently issuable from the acquisition date of April 1, 2020.

Index for Notes to the Condensed Consolidated Financial Statements
As of September 30, 2021, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of September 30, 2021 and 2020. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive or if there was a loss from continuing operations for the period.

The SoftBank Specified Shares Amount of 48,751,557 shares of T-Mobile common stock was determined to be contingent consideration for the Merger and is not dilutive until the defined volume-weighted average price per share is reached.

Note 12 – Leases

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

On September 15, 2021, we modified the terms of one of our master lease agreements, which resulted in a $1.0 billion advance rent payment. Our operating lease liabilities were reduced as a result of this prepayment.

Maturities of lease liabilities as of September 30, 2021, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending September 30,
2022	$3,655	$1,196
2023	4,282	846
2024	3,892	555
2025	3,401	150
2026	2,949	48
Thereafter	17,817	37
Total lease payments	35,996	2,832
Less: imputed interest	6,640	91
Total	$29,356	$2,741

Interest payments for financing leases were $15 million and $19 million for the three months ended September 30, 2021 and 2020, respectively, and $51 million and $59 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, we have additional operating leases for cell sites and commercial properties that have not yet commenced with future lease payments of approximately $227 million.

As of September 30, 2021, we were contingently liable for future ground lease payments related to certain tower obligations. These contingent obligations are not included in the above table as the amounts owed are contractually owed by Crown Castle International Corp. based on the subleasing arrangement. See Note 8 - Tower Obligations and Note 9 - Tower Obligations in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020, for further information.

Note 13 – Commitments and Contingencies

Purchase Commitments

We have commitments for non-dedicated transportation lines with varying expiration terms that generally extend through 2030. In addition, we have commitments to purchase wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2045.

Index for Notes to the Condensed Consolidated Financial Statements
Our purchase commitments are approximately $4.5 billion for the twelve-month period ending September 30, 2022, $5.6 billion in total for the twelve-month periods ending September 30, 2023 and 2024, $2.2 billion in total for the twelve-month periods ending September 30, 2025 and 2026, and $1.7 billion in total thereafter. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

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

Our spectrum lease and service credit commitments, including renewal periods, are approximately $360 million for the twelve-month period ending September 30, 2022, $617 million in total for the twelve-month periods ending September 30, 2023 and 2024, $591 million in total for the twelve-month periods ending September 30, 2025 and 2026 and $4.8 billion in total thereafter.

We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced by services provided and as actual invoices are presented and paid to the lessors. The maximum remaining service commitment on September 30, 2021 was $87 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15 to 30 years.

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

We expect that our monetary commitments associated with these matters are approximately $9 million for the twelve-month period ending September 30, 2022, $13 million in total for the twelve-month periods ending September 30, 2023 and 2024 and $1 million in total for the twelve-month periods ending September 30, 2025 and 2026. These amounts do not represent our entire anticipated costs to achieve specified network coverage and performance requirements, employment targets or commitments to provide access to affordable rate plans, but represent only those amounts for which we are required to make a specified payment in connection with our commitments or settlements.

Contingencies and Litigation

Litigation and Regulatory Matters

We are involved in various lawsuits and disputes, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation and Regulatory Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce FCC rules and regulations. Those Litigation and Regulatory Matters are at various stages, and some of them may proceed to trial, arbitration, hearing, or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate. The accruals are reflected in the condensed consolidated financial statements but they are not considered to be, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including, but not limited to, uncertainty concerning legal theories and their resolution by courts or regulators, uncertain damage theories and demands, and a less than fully developed

Index for Notes to the Condensed Consolidated Financial Statements
factual record. For Litigation and Regulatory Matters that may result in a contingent gain, we recognize such gains in the condensed consolidated financial statements when the gain is realized or realizable. Except as otherwise specified below, we do not expect that the ultimate resolution of these Litigation and Regulatory Matters, individually or in the aggregate, will have a material adverse effect on our financial position, but we note that an unfavorable outcome of some or all of the specific matters identified below could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. In the first quarter of 2020, we recorded an accrual for an estimated payment amount. We maintained the accrual as of September 30, 2021, which was included in Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets.

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

On June 1, 2021, a putative shareholder class action and derivative action was filed in the Delaware Court of Chancery, Dinkevich v. Deutsche Telekom AG, et al., Case No. C.A. No. 2021-0479, against DT, SoftBank and certain of our current and former officers and directors, asserting breach of fiduciary duty claims relating to the repricing amendment to the Business Combination Agreement, and to SoftBank’s monetization of its T-Mobile shares. We are also named as a nominal defendant in the case. We are unable to predict the potential outcome of these claims. We intend to vigorously defend this lawsuit.

On October 2020, we notified MVNOs using the legacy Sprint CDMA network that we planned to sunset that network on December 31, 2021. In response to that notice, DISH, which has Boost Mobile customers who use the legacy Sprint CDMA network, has made several efforts to prevent us from sunsetting the CDMA network until mid-2023, including by urging the U.S. Department of Justice to move for a finding of contempt under the April 1, 2020 Final Judgment entered by the U.S. District Court for the District of Columbia, and by pursuing a Petition for Modification and related proceedings pursuant to the California Public Utilities Commission’s April 2020 decision concerning the T-Mobile-Sprint merger. We disagree with the merits of DISH’s positions and have opposed them. On October 22, 2021, we announced that we would delay the sunset of the legacy Sprint CDMA network for three months, until March 31, 2022, to, among other things, help ensure that DISH and other MVNOs fulfill their contractual responsibilities and transition customers off the legacy Sprint CDMA network before the sunset. We cannot predict the outcome of the proceedings described above, but we intend to vigorously oppose any efforts to further delay the sunset of the legacy Sprint CDMA network.

On August 12, 2021, we became aware of a potential cybersecurity issue involving unauthorized access to T-Mobile’s systems (the “August 2021 cyberattack”). We immediately began an investigation and engaged cybersecurity experts to assist with the assessment of the incident and to help determine what data was impacted. Our investigation uncovered that the perpetrator had illegally gained access to certain areas of our systems on or before March 18, 2021, but only gained access to and took data of current, former, and prospective customers beginning on or about August 3, 2021. With the assistance of our outside cybersecurity experts, we located and closed the unauthorized access to our systems and identified current, former and prospective customers whose information was impacted and notified them, consistent with state and federal requirements. We also undertook a number of other measures to demonstrate our continued support and commitment to data privacy and protection. We also coordinated with law enforcement. Our forensic investigation is now complete and we believe we now have a full view of the data compromised.

Index for Notes to the Condensed Consolidated Financial Statements
As a result of the cyberattack, we have become subject to numerous lawsuits, including multiple class action lawsuits, that have been filed in numerous jurisdictions seeking unspecified monetary damages, costs and attorneys’ fees arising out of the cyberattack. A request to consolidate the federal class action lawsuits is pending before the Judicial Panel on Multidistrict Litigation and we anticipate a ruling on that request later this year or in early 2022. There can be no assurance that the request will be granted, and we are unable to predict at this time the potential timing and outcome of any of these claims (whether consolidated or not) and whether we may be subject to further private litigation. We intend to vigorously defend all of these lawsuits.

In addition, the Company has received inquiries from various government agencies, law enforcement and other governmental authorities related to the cyberattack. We are responding to these inquiries and cooperating fully with regulators. However, we cannot predict the timing or outcome of any of these inquiries, and whether we may be subject to further regulatory inquiries.

In light of the inherent uncertainties involved in such matters and based on the information currently available to us, as of the date of this Quarterly Report, we have not recorded any accruals for losses related to the above proceedings and inquiries, as any such amounts (or ranges of amounts) are not probable or estimable at this time. We believe it is reasonably possible that we could incur losses associated with these proceedings and inquiries, and the Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Ongoing legal and other costs related to these proceedings and inquiries, as well as any potential future proceedings and inquiries, may be substantial, and losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries could be material to our business, reputation, financial condition, cash flows and operating results.

Note 14 – Restructuring Costs

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

The following table summarizes the expenses incurred in connection with our restructuring initiatives:

(in millions)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Incurred to Date
Contract termination costs	$5	$14	$192
Severance costs	(3)	16	401
Network decommissioning	36	90	587
Total restructuring plan expenses	$38	$120	$1,180

The expenses associated with the restructuring initiatives are included in Costs of services and Selling, general and administrative in our Condensed Consolidated Statements of Comprehensive Income.

Our restructuring initiatives also include the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with accelerating amortization of the right-of-use assets on lease contracts were $265 million and $649 million for the three and nine months ended September 30, 2021, respectively, and are included within Costs of services and Selling, general and administrative in our Condensed Consolidated Statements of Comprehensive Income. Restructuring expenses related to the acceleration or termination of leases were $80 million for both the three and nine months ended September 30, 2020.

The changes in the liabilities associated with our restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2020	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	September 30, 2021
Contract termination costs	$81	$14	$(73)	$(1)	$21
Severance costs	52	16	(63)	(3)	2
Network decommissioning	30	90	(88)	(16)	16
Total	$163	$120	$(224)	$(20)	$39

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

Note 15 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	September 30, 2021	December 31, 2020
Accounts payable	$4,101	$5,564
Payroll and related benefits	1,205	1,163
Property and other taxes, including payroll	1,606	1,540
Interest	824	771
Commissions	278	399
Toll and interconnect	229	217
Advertising	64	135
Other	428	407
Accounts payable and accrued liabilities	$8,735	$10,196

Book overdrafts included in accounts payable and accrued liabilities were $245 million and $628 million as of September 30, 2021 and December 31, 2020, respectively.

Supplemental Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Interest payments, net of amounts capitalized	$884	$940	$2,742	$1,889
Operating lease payments	2,251	1,349	5,165	3,493
Income tax payments	38	63	123	118
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	891	1,535	3,361	4,634
Non-cash consideration for the acquisition of Sprint	—	—	—	33,533
Change in accounts payable and accrued liabilities for purchases of property and equipment	113	(216)	(427)	(555)
Leased devices transferred from inventory to property and equipment	214	599	1,032	2,352
Returned leased devices transferred from property and equipment to inventory	(309)	(433)	(1,170)	(1,030)
Short-term debt assumed for financing of property and equipment	—	—	—	38
Operating lease right-of-use assets obtained in exchange for lease obligations	985	11,833	2,939	13,046
Financing lease right-of-use assets obtained in exchange for lease obligations	623	219	1,109	912

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
•data loss or other security breaches, such as the criminal cyberattack we became aware of in August 2021;
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
•our inability to manage the ongoing commercial and transition services arrangements that we entered into with DISH in connection with the Prepaid Transaction, which we completed on July 1, 2020, and known or unknown liabilities arising in connection therewith;
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

•unfavorable outcomes of existing or future legal proceedings, including these proceedings and inquiries relating to the criminal cyberattack we became aware of in August 2021;
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

Investors and others should note that we announce material information to our investors using our investor relations website (https://investor.t-mobile.com), newsroom website (https://t-mobile.com/news), press releases, SEC filings and public conference calls and webcasts. We intend to also use certain social media accounts as means of disclosing information about us and our services and for complying with our disclosure obligations under Regulation FD (the @TMobileIR Twitter account (https://twitter.com/TMobileIR) and the @MikeSievert Twitter account (https://twitter.com/MikeSievert), which Mr. Sievert also uses as a means for personal communications and observations). The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these social media channels in addition to following our press releases, SEC filings and public conference calls and webcasts. The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time as listed on our Investor Relations website.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021, included in Part I, Item 1 of this Form 10-Q and audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

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

For more information regarding the Merger, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Shentel Wireless Assets Acquisition

On July 1, 2021, we completed the acquisition of Shentel’s wireless telecommunications assets (the “Wireless Assets”) used to provide Sprint PCS’s wireless mobility communications network products in certain parts of Maryland, North Carolina, Virginia, West Virginia, Kentucky, Ohio and Pennsylvania. As a result, T-Mobile become the legal owner of the Wireless Assets.

This transaction represented an opportunity to reacquire the exclusive rights to deliver Sprint’s wireless network services in Shentel’s former affiliate territory and simplify our operations. The acquisition of the Wireless Assets has altered the composition of certain assets and liabilities on our balance sheet, including Goodwill and Other intangible assets.

For more information regarding our acquisition of the Wireless Assets, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Merger-Related Costs

Merger-related costs associated with the Merger and acquisitions of affiliates generally include:

•Integration costs to achieve efficiencies in network, retail, information technology and back office operations, migrate customers to the T-Mobile network and the impact of legal matters assumed as part of the Merger;
•Restructuring costs, including severance, store rationalization and network decommissioning; and
•Transaction costs, including legal and professional services related to the completion of the transactions.

Transaction and restructuring costs are disclosed in Note 2 – Business Combinations and Note 14 - Restructuring Costs, respectively, of the Notes to the Condensed Consolidated Financial Statements. Merger-related costs have been excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Cash payments for Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

Merger-related costs during the three and nine months ended September 30, 2021 and 2020, are presented below:

(in millions)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$279	$79	$200	253%	$688	$119	$569	478%
Cost of equipment sales	236	—	236	NM	340	—	340	NM
Selling, general and administrative	440	209	231	111%	836	1,110	(274)	(25)%
Total Merger-related costs	$955	$288	$667	232%	$1,864	$1,229	$635	52%

Cash payments for Merger-related costs	$617	$379	$238	63%	$1,084	$910	$174	19%
NM - Not Meaningful

Merger-related costs will be impacted by restructuring and integration activities expected to occur over the next three years, increasing throughout 2021 and 2022, as we implement initiatives to realize cost efficiencies from the Merger. Transaction costs, including legal and professional service fees related to the completion of the Merger and acquisitions of affiliates, are expected to continue to decrease in periods subsequent to the close of the Merger and acquisitions of affiliates.

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

Anticipated Impacts

Our integration and restructuring activities are expected to occur over the next three years with substantially all costs incurred by the end of fiscal year 2023. We are evaluating additional restructuring initiatives which are dependent on consultations and negotiation with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments. We expect our principal sources of funding to be sufficient to meet our liquidity requirements and anticipated payments associated with the restructuring initiatives.

As a result of our ongoing restructuring activities, we expect to realize cost efficiencies by eliminating redundancies within our combined network as well as other business processes and operations. We expect these activities to result in a reduction of expenses within Cost of services and Selling, general and administrative in our Condensed Consolidated Statements of Comprehensive Income.

For more information regarding our restructuring activities, see Note 14 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements.

Cyberattack

As we previously reported in our Current Reports on Forms 8-K furnished with the Securities and Exchange Commission on August 16, 17, 20 and 27, 2021, we were subject to a criminal cyberattack involving unauthorized access to T-Mobile’s systems. We became aware of a potential issue on August 12, 2021. We immediately began a forensic investigation and engaged cybersecurity experts to assist with the assessment of the incident and to help determine what data was impacted. As we previously reported, we promptly located and closed the unauthorized access to our systems. Our investigation uncovered that the perpetrator illegally gained access to certain areas of our systems on or about March 18, 2021, but only gained access to and took data of current, former and prospective customers beginning on or about August 3, 2021.

Based on the initial investigation findings, we moved to quickly identify current, former and prospective customers whose information was impacted and notify them, consistent with state and federal requirements. Simultaneously, we undertook a number of other measures to demonstrate our continued support and commitment to data privacy and protection and continued to work with our cybersecurity experts to finish our forensic investigation, with the goal to ensure we had a complete understanding of the scope and impact of the unauthorized access. We also coordinated our efforts with law enforcement.

Our forensic investigation took time, but it is now complete, although our overall investigation into the incident is ongoing. At this time, we believe we have a full view of the data compromised. We have no evidence that individual financial account numbers, such as full credit or debit card numbers, were accessed or taken in relation to the cyberattack.

Throughout our forensic investigation of this cyberattack, our top priority has been to support those individuals impacted by the cyberattack. We sent notifications to our customers and customer accounts whose names, dates of birth, Social Security numbers (“SSNs”)/Tax Identifiers (“Tax IDs”) and driver’s license/identification numbers (“ID Numbers”) were taken, consistent with state and federal requirements, including to approximately 7.8 million current customer accounts and approximately 40.0 million former and prospective customers. We also notified an additional 1.9 million former and prospective customers who had their names, dates of birth and ID Numbers (but not valid SSNs/Tax IDs) taken.

Out of an abundance of caution during the earliest days of our investigation and to help alleviate consumer concerns and confusion, we rapidly sent notifications to approximately 5.3 million customer accounts who had their names, dates of birth and addresses taken. These accounts did not have SSNs/Tax IDs or ID Numbers taken. Later in our investigation, we identified approximately 790,000 additional former and prospective customers who had similar information — names, dates of birth and, in many cases, addresses, but not SSNs/Tax IDs or ID Numbers — taken and sent them notifications consistent with state and federal requirements. Our investigation also identified approximately 26.0 million additional individuals with the same types of information taken, but for whom individual notifications were not required under state and federal law in light of the types of information taken. By that point, since our original notifications, we had already launched a broad-reaching communications outreach program through which we kept our customers and the public informed and made information available and accessible on our website to provide support for any individuals who may have been impacted, including information on how they could take steps to protect themselves.

We also took actions to proactively reset the personal identification numbers (“PINs”) for approximately 870,000 current customer accounts whose names and PINs may have been taken. We previously reported that further data files including phone numbers, International Mobile Equipment Identity (“IMEI”) numbers and International Mobile Subscriber Identity (“IMSI”) numbers were taken; a significant portion of this data was related to inactive devices. For a number of additional current Metro customers, these files included names but no other personally identifiable information.

As described above, taking steps to further ensure we are supporting individuals impacted by the cyberattack has been a top priority. As previously reported, this support has included:

•Offering two years of free identity protection services with McAfee’s ID Theft Protection Service to any person who believes they may be affected;
•Recommending that all eligible customers sign up for free scam-blocking protection through Scam Shield;
•Supporting individuals impacted by the cyberattack with additional best practices and practical security steps such as resetting PINs and passwords; and
•Publishing a customer support webpage that includes information and access to these tools at https://www.t-mobile.com/brand/data-breach-20211.

As described above, we take data protection and the protection of our customers very seriously, and we have worked diligently to further enhance security across our platforms throughout this process. As part of those efforts, and as we have previously reported, we have entered into long-term partnerships with the industry-leading cybersecurity experts at Mandiant, and with consulting firm KPMG LLP, as part of our efforts to ensure that the Company has cybersecurity practices that are among the best in our industry. We have also created a Cyber Transformation Office reporting directly to our Chief Executive Officer that will be responsible for managing our efforts.

We have incurred certain cyberattack-related expenses which were not material and expect to continue to incur additional expenses in future periods, including costs to investigate and remediate the attack, send notifications to customers and provide additional customer support and enhance customer protection, only some of which may be covered and reimbursable by insurance. We also intend to commit substantial additional resources towards cybersecurity initiatives over the next several years.

1 The reference to this website is intended to be an inactive textual reference and information on or accessible from such website is not included or incorporated in this report.

It is not possible to precisely measure the amount of lost revenue directly attributable to the cyberattack. We are unable to predict the full impact of the cyberattack on customer behavior in the future, including whether a change in our customers’ behavior could negatively impact our results of operations on an ongoing basis. Accordingly, we are not able to predict with any certainty any possible future impact to our revenues or expenses attributable to the cyberattack, which could have a material adverse effect on our future results.

As a result of the attack, we are subject to numerous arbitration demands and lawsuits, including class action lawsuits, and regulatory inquiries as described in Note 13 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements and Part II, Item 1. Legal Proceedings, and we could be subject to additional lawsuits and inquiries. We are cooperating fully with regulators in connection with the inquiries, though we cannot predict the timing or outcome of any of these inquiries. In light of the inherent uncertainties involved in such matters and based on the information currently available to us, as of the date of this Quarterly Report, we have not recorded any accruals for losses related to the above proceedings and inquiries as any such amounts (or ranges of amounts) are not probable or estimable at this time. We believe it is reasonably possible that we could incur losses associated with these proceedings and inquiries, and the Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries, including ongoing costs related thereto, could be material to our business, reputation, financial condition, cash flows and operating results in future periods.

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

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2021	2020	$	%	2021	2020	$	%
Revenues
Postpaid revenues	$10,804	$10,209	$595	6%	$31,599	$26,055	$5,544	21%
Prepaid revenues	2,481	2,383	98	4%	7,259	7,067	192	3%
Wholesale revenues	944	930	14	2%	2,776	1,663	1,113	67%
Other service revenues	493	617	(124)	(20)%	1,772	1,430	342	24%
Total service revenues	14,722	14,139	583	4%	43,406	36,215	7,191	20%
Equipment revenues	4,660	4,953	(293)	(6)%	15,221	11,339	3,882	34%
Other revenues	242	180	62	34%	706	502	204	41%
Total revenues	19,624	19,272	352	2%	59,333	48,056	11,277	23%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,538	3,314	224	7%	10,413	8,051	2,362	29%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,145	4,367	778	18%	15,740	10,563	5,177	49%
Selling, general and administrative	5,212	4,876	336	7%	14,840	14,168	672	5%
Impairment expense	—	—	—	NM	—	418	(418)	(100)%
Depreciation and amortization	4,145	4,150	(5)	—%	12,511	9,932	2,579	26%
Total operating expenses	18,040	16,707	1,333	8%	53,504	43,132	10,372	24%
Operating income	1,584	2,565	(981)	(38)%	5,829	4,924	905	18%
Other income (expense)
Interest expense	(780)	(765)	(15)	2%	(2,392)	(1,726)	(666)	39%
Interest expense to affiliates	(58)	(44)	(14)	32%	(136)	(206)	70	(34)%
Interest income	2	3	(1)	(33)%	7	21	(14)	(67)%
Other expense, net	(60)	(99)	39	(39)%	(186)	(304)	118	(39)%
Total other expense, net	(896)	(905)	9	(1)%	(2,707)	(2,215)	(492)	22%
Income from continuing operations before income taxes	688	1,660	(972)	(59)%	3,122	2,709	413	15%
Income tax benefit (expense)	3	(407)	410	(101)%	(520)	(715)	195	(27)%
Income from continuing operations	691	1,253	(562)	(45)%	2,602	1,994	608	30%
Income from discontinued operations, net of tax	—	—	—	NM	—	320	(320)	(100)%
Net income	$691	$1,253	$(562)	(45)%	$2,602	$2,314	$288	12%

Statement of Cash Flows Data
Net cash provided by operating activities	$3,477	$2,772	$705	25%	$10,917	$5,166	$5,751	111%
Net cash used in investing activities	(4,152)	(1,132)	(3,020)	267%	(17,474)	(9,068)	(8,406)	93%
Net cash (used in) provided by financing activities	(3,060)	(6,144)	3,084	(50)%	237	9,031	(8,794)	(97)%
Non-GAAP Financial Measures
Adjusted EBITDA	6,811	7,129	(318)	(4)%	20,622	17,811	2,811	16%
Core Adjusted EBITDA	6,041	5,779	262	5%	17,897	14,875	3,022	20%
Free Cash Flow, excluding gross payments for the settlement of interest rate swaps	1,559	352	1,207	343%	4,534	2,525	2,009	80%
NM - Not Meaningful

The following discussion and analysis is for the three and nine months ended September 30, 2021, compared to the same period in 2020 unless otherwise stated.

Total revenues increased $352 million, or 2%, for the three months ended and increased $11.3 billion, or 23%, for the nine months ended September 30, 2021. The components of these changes are discussed below.

Postpaid revenues increased $595 million, or 6%, for the three months ended and increased $5.5 billion, or 21%, for the nine months ended September 30, 2021.

The increase for the three and nine months ended September 30, 2021, was primarily from:

•Higher average postpaid accounts; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues increased $98 million, or 4%, for the three months ended and increased $192 million, or 3%, for the nine months ended September 30, 2021, primarily from:

•Higher average prepaid customers; and
•Higher prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A.

Wholesale revenues increased $14 million, or 2%, for the three months ended and increased $1.1 billion, or 67%, for the nine months ended September 30, 2021.

The increase for the nine months ended September 30, 2021, was primarily from:

•Our Master Network Service Agreement with DISH, which went into effect on July 1, 2020; and
•The success of our other MVNO relationships.

Other service revenues decreased $124 million, or 20%, for the three months ended and increased $342 million, or 24%, for the nine months ended September 30, 2021.

The decrease for the three months ended September 30, 2021, was primarily from:

•Lower advertising and wireline revenues; partially offset by
•Higher Lifeline revenues.

The increase for the nine months ended September 30, 2021, was primarily from:

•Higher Lifeline revenues, primarily associated with operations acquired in the Merger; and
•Inclusion of wireline operations acquired in the Merger.

Equipment revenues decreased $293 million, or 6%, for the three months ended and increased $3.9 billion, or 34%, for the nine months ended September 30, 2021.

The decrease for the three months ended September 30, 2021, was primarily from:

•A decrease of $580 million in lease revenues due to a lower number of customer devices under lease due to the planned shift in device financing from leasing to EIP; and
•A decrease of $117 million in liquidation revenues primarily due to a lower volume of returned devices; partially offset by
•An increase of $397 million in device sales revenue, excluding purchased leased devices, primarily from:

•Higher average revenue per device sold driven by a higher mix of phone versus other devices, partially offset by an increase in promotional activities; and
•An increase in the number of devices sold driven by switching activity returning to more normalized levels compared to the muted conditions from the Pandemic in the prior year and the planned shift in device financing from leasing to EIP.

The increase for the nine months ended September 30, 2021, was primarily from:

•An increase of $3.3 billion in device sales revenue, excluding purchased leased devices, primarily from:
•An increase in the number of devices sold due to a larger customer base as a result of the Merger, switching activity returning to more normalized levels compared to the muted conditions from the Pandemic in the prior year and the planned shift in device financing from leasing to EIP; and
•Higher average revenue per device sold driven by a higher mix of phone versus other devices, partially offset by an increase in promotional activities;
•An increase of $325 million in sales of accessories, due to increased retail store traffic due to closures arising from the Pandemic in the prior period and a larger customer base as a result of the Merger;
•An increase of $208 million in liquidation revenues, primarily due to an increase in the high-end device mix and a higher volume of returned devices; and
•An increase of $198 million in purchased leased devices, primarily due to a larger base of leased devices as a result of the Merger; partially offset by
•A decrease of $212 million in lease revenues due to a lower number of customer devices under lease due to the planned shift in device financing from leasing to EIP.

Other revenues increased $62 million, or 34%, for the three months ended and increased $204 million, or 41%, for the nine months ended September 30, 2021, primarily from higher interest income on our EIP receivables.

Operating expenses increased $1.3 billion, or 8%, for the three months ended and increased $10.4 billion, or 24%, for the nine months ended September 30, 2021. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $224 million, or 7%, for the three months ended and increased $2.4 billion, or 29%, for the nine months ended September 30, 2021.

The increase for the three months ended September 30, 2021, was primarily from:

•An increase of $200 million in Merger-related costs, including incremental costs associated with network decommissioning and integration; and
•Higher lease expenses related to a new tower master lease agreement executed in 2020.

The increase for the nine months ended September 30, 2021, was primarily from:

•An increase in expenses associated with leases and backhaul agreements acquired in the Merger and the continued build-out of our nationwide 5G network, including a new tower master lease agreement in 2020;
•An increase of $569 million in Merger-related costs including incremental costs associated with network decommissioning and integration; and
•Higher employee-related and benefit-related costs primarily due to increased headcount as a result of the Merger.

Cost of equipment sales, exclusive of depreciation and amortization, increased $778 million, or 18%, for the three months ended and increased $5.2 billion, or 49%, for the nine months ended September 30, 2021.

The increase for the three months ended September 30, 2021, was primarily from:

•An increase of $973 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•Higher average costs per device sold due to a higher mix of phone versus other devices; and
•An increase in the number of devices sold driven by switching activity returning to more normalized levels relative to the muted conditions from the Pandemic in the prior year and the planned shift in device financing from leasing to EIP; partially offset by
•A decrease of $127 million in costs related to liquidation due to a lower volume of returned devices.
•Merger-related costs, primarily related to moving Sprint customers to devices that are compatible with the T-Mobile network, were $236 million compared to no Merger-related costs for the three months ended September 30, 2020.

The increase for the nine months ended September 30, 2021, was primarily from:

•An increase of $4.7 billion in device cost of equipment sales, excluding purchased leased devices, primarily from:
•An increase in the number of devices sold due to a larger customer base as a result of the Merger, switching activity returning to more normalized levels relative to the muted conditions from the Pandemic in the prior year and the planned shift in device financing from leasing to EIP; and
•Higher average costs per device sold due to a higher mix of phone versus other devices;
•An increase of $183 million in costs related to the liquidation of a higher volume of returned devices;
•An increase of $156 million in cost of accessories, due to increased retail store traffic due to closures arising from the Pandemic in the prior period and a larger customer base as result of the Merger; and
•An increase of $100 million in leased device cost of equipment sales, primarily due to a larger base of leased devices as a result of the Merger.
•Merger-related costs, primarily related to moving Sprint customers to devices that are compatible with the T-Mobile network, were $340 million compared to no Merger-related costs for the nine months ended September 30, 2020.

Selling, general and administrative expenses increased $336 million, or 7%, for the three months ended and increased $672 million, or 5%, for the nine months ended September 30, 2021.

The increase for the three months ended September 30, 2021, was primarily from:

•Merger-related costs of $440 million primarily related to integration, restructuring and legal-related expenses, compared to $209 million of Merger-related costs for the three months ended September 30, 2020; and
•Higher advertising expenses.

The increase for the nine months ended September 30, 2021, was primarily from:

•Higher advertising, external labor and professional services and lease expenses primarily from the Merger; and
•Higher employee-related costs due to an increase in the number of employees primarily from the Merger; partially offset by
•Lower bad debt expense.
•Selling, general and administrative expenses for the nine months ended September 30, 2020 included $458 million of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs. There were insignificant COVID-19 costs for the nine months ended September 30, 2021.
•Merger-related costs of $836 million primarily related to integration, restructuring and legal-related expenses, compared to $1.1 billion of Merger-related costs for the nine months ended September 30, 2020.

Depreciation and amortization decreased slightly for the three months ended and increased $2.6 billion, or 26%, for the nine months ended September 30, 2021.

The decrease for the three months ended September 30, 2021, was primarily from:

•Lower depreciation expense on leased devices resulting from a lower number of total customer devices under lease; and
•Lower amortization of customer relationship intangibles; offset by
•Higher depreciation expense, excluding leased devices, from the continued build-out of our nationwide 5G network.

The increase for the nine months ended September 30, 2021, was primarily from:

•Higher depreciation expense, excluding leased devices, from the continued build-out of our nationwide 5G network;
•Higher depreciation expense on leased devices resulting from a larger base of leased devices as a result of the Merger; and
•Higher amortization from intangible assets.

Operating income, the components of which are discussed above, decreased $981 million, or 38%, for the three months ended and increased $905 million, or 18%, for the nine months ended September 30, 2021.

Interest expense increased $15 million, or 2%, for the three months ended and increased $666 million, or 39%, for the nine months ended September 30, 2021.

The increase for the nine months ended September 30, 2021, was primarily from:

•Higher average debt outstanding due to debt assumed in the Merger and the issuance of debt; and
•Lower capitalized interest; partially offset by
•A lower average effective interest rate due to refinancing of existing debt at lower rates.

Interest expense to affiliates increased $14 million, or 32%, for the three months ended and decreased $70 million, or 34%, for the nine months ended September 30, 2021.

The decrease for the nine months ended September 30, 2021, was primarily from:

•Lower average debt outstanding due to the redemption of debt; partially offset by
•Lower capitalized interest.

Other expense, net decreased $39 million, or 39%, for the three months ended and decreased $118 million, or 39%, for the nine months ended September 30, 2021, primarily from lower losses on the extinguishment of debt.

Income from continuing operations before income taxes, the components of which are discussed above, was $688 million and $1.7 billion for the three months ended September 30, 2021 and 2020, respectively, and was $3.1 billion and $2.7 billion for the nine months ended September 30, 2021 and 2020, respectively.

Income tax expense decreased $410 million for the three months ended and decreased $195 million, or 27%, for the nine months ended September 30, 2021.

The decrease for the three months ended September 30, 2021, was primarily from:

•Tax benefits associated with legal entity reorganization related to historical Sprint entities, including a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions; and
•Lower Income from continuing operations before income taxes.

Our effective tax rate was (0.3)% and 24.5% for the three months ended September 30, 2021 and 2020, respectively.

The decrease for the nine months ended September 30, 2021, was primarily from:

•Tax benefits associated with legal entity reorganization related to historical Sprint entities, including a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions; and
•A reduction in expenses that were not deductible for tax purposes; partially offset by
•Higher Income from continuing operations before income taxes.

Our effective tax rate was 16.7% and 26.4% for the nine months ended September 30, 2021 and 2020, respectively.

Income from continuing operations was $691 million and $1.3 billion for the three months ended September 30, 2021 and 2020, respectively, and was $2.6 billion and $2.0 billion for the nine months ended September 30, 2021 and 2020, respectively. The changes in Income from continuing operations were primarily due to the items discussed above.

Income from discontinued operations, net of tax, was $320 million for the nine months ended September 30, 2020, and consisted of the results of the Prepaid Business that was divested on July 1, 2020. There were no discontinued operations for the three months ended September 30, 2020 and for the three and nine months ended September 30, 2021.

Net income, the components of which are discussed above, decreased $562 million, or 45%, for the three months ended and increased $288 million, or 12%, for the nine months ended September 30, 2021.

Net income for the three months ended September 30, 2021, included the following:

•Merger-related costs, net of tax, of $707 million for the three months ended September 30, 2021, compared to $208 million for the three months ended September 30, 2020.

Net income for the nine months ended September 30, 2021, included the following:

•Merger-related costs, net of tax, of $1.4 billion for the nine months ended September 30, 2021, compared to $960 million for the nine months ended September 30, 2020;
•Impairment expense of $366 million, net of tax, for the nine months ended September 30, 2020, compared to no impairment expense for the nine months ended September 30, 2021; and
•The negative impact of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs, net of tax, of $339 million for the nine months ended September 30, 2020, compared to an insignificant impact for the nine months ended September 30, 2021.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	September 30, 2021	December 31, 2020
Current assets	$15,673	$22,638
Noncurrent assets	174,561	165,294
Current liabilities	18,035	19,982
Noncurrent liabilities	115,104	112,930
Due to non-guarantors	7,842	7,433
Due to related parties	3,826	4,873
Due from related parties	21	22

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
(in millions)
Total revenues	$58,289	$67,112
Operating income	3,635	4,335
Net income	727	1,148
Revenue from non-guarantors	1,229	1,496
Operating expenses to non-guarantors	1,992	2,127
Other expense to non-guarantors	(109)	(114)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint and Sprint Communications, Inc. is presented in the table below:

(in millions)	September 30, 2021	December 31, 2020
Current assets	$9,013	$2,646
Noncurrent assets	9,334	26,278
Current liabilities	11,556	4,209
Noncurrent liabilities	69,262	65,161
Due from non-guarantors	1,293	25,993
Due to related parties	3,826	4,786

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint and Sprint Communications, Inc., since the acquisition of Sprint on April 1, 2020, is presented in the table below:

	Nine Months Ended September 30, 2021	Nine Months Ended December 31, 2020
(in millions)
Total revenues	$1	$10
Operating loss	(248)	(15)
Net loss	(1,127)	(2,229)
Revenue from non-guarantors	2	6
Other income, net, from non-guarantors	1,386	1,084

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	September 30, 2021	December 31, 2020
Current assets	$9,013	$2,646
Noncurrent assets	18,383	35,330
Current liabilities	11,627	4,281
Noncurrent liabilities	74,289	70,253
Due from non-guarantors	10,342	35,046
Due to related parties	3,826	4,786

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation, since the acquisition of Sprint on April 1, 2020, is presented in the table below:

	Nine Months Ended September 30, 2021	Nine Months Ended December 31, 2020
(in millions)
Total revenues	$1	$10
Operating loss	(248)	(15)
Net loss	(1,070)	(2,165)
Revenue from non-guarantors	2	6
Other income, net, from non-guarantors	1,662	1,085

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

The performance measures presented below include the impact of the Merger on a prospective basis from the close date of April 1, 2020, and the impact of the acquisition of the Wireless Assets from Shentel on a prospective basis from the close date of July 1, 2021. Historical results prior to the respective close dates have not been retroactively adjusted.

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

The following table sets forth the number of ending customers:

	As of September 30,		Change
(in thousands)	2021	2020	#	%
Customers, end of period
Postpaid phone customers (1)(2)	69,418	65,794	3,624	6%
Postpaid other customers (1)(2)	16,495	13,938	2,557	18%
Total postpaid customers	85,913	79,732	6,181	8%
Prepaid customers (1)	21,007	20,630	377	2%
Total customers	106,920	100,362	6,558	7%
Acquired customers, net of base adjustments (2)	818	29,228	(28,410)	(97)%
(1)    Includes customers acquired in connection with the Merger and certain customer base adjustments. See Customer Base Adjustments and Net Customer Additions tables below.
(2)     In the first quarter of 2021, we acquired 11,000 postpaid phone customers and 1,000 postpaid other customers through our acquisition of an affiliate. In the third quarter of 2021, we acquired 716,000 postpaid phone customers and 90,000 postpaid other customers through our acquisition of the Wireless Assets from Shentel.

Total customers increased 6,558,000, or 7%, primarily from:

•Higher postpaid phone customers, primarily due to the continued success of new customer segments and rate plans and continued growth in existing and new markets, along with targeted promotional activity and increased retail store traffic due to closures arising from the Pandemic in the prior period;
•Higher postpaid other customers, primarily due to growth in other connected devices, primarily related to public and educational sector customers and wearable products, and growth in home internet; and
•Higher prepaid customers, primarily due to the continued success of our prepaid business due to promotional activity and rate plan offers.

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
(7)     Miscellaneous insignificant adjustments to align with T-Mobile policy.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2021	2020	#	%	2021	2020	#	%
Net customer additions
Postpaid phone customers	673	689	(16)	(2)%	2,073	1,394	679	49%
Postpaid other customers	586	1,290	(704)	(55)%	1,672	2,474	(802)	(32)%
Total postpaid customers	1,259	1,979	(720)	(36)%	3,745	3,868	(123)	(3)%
Prepaid customers	66	56	10	18%	293	61	232	NM
Total customers	1,325	2,035	(710)	(35)%	4,038	3,929	109	3%
Acquired customers, net of base adjustments	806	—	806	NM	818	29,228	(28,410)	(97)%
NM - Not Meaningful

Total net customer additions decreased 710,000, or 35%, for the three months ended and increased 109,000, or 3%, for the nine months ended September 30, 2021.

The decrease for the three months ended September 30, 2021, was primarily from:

•Lower postpaid other net customer additions, primarily due to elevated gross additions in the prior period related to the public and educational sector resulting from the Pandemic, as well as higher churn in the current period related to post-Pandemic demand levels; and
•Lower postpaid phone net customer additions, primarily due to higher churn, mostly offset by higher gross additions driven by switching activity returning to more normalized levels relative to muted conditions from the Pandemic in the prior year and continued growth from T-Mobile for Business; partially offset by
•Higher prepaid net customer additions, primarily driven by higher gross additions, partially offset by higher churn and migrations to postpaid plans.

The increase for the nine months ended September 30, 2021, was primarily from:

•Higher postpaid phone net customer additions, primarily due to increased retail store traffic due to closures arising from the Pandemic in the prior period, partially offset by higher churn; and
•Higher prepaid net customer additions, primarily due to lower churn; partially offset by
•Lower postpaid other net customer additions, primarily due to elevated gross additions in the prior period related to the public and educational sector resulting from the Pandemic and higher disconnects from an increased customer base.

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

The following table sets forth the churn:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2021	2020		2021	2020
Postpaid phone churn	0.96%	0.90%	6 bps	0.93%	0.85%	8 bps
Prepaid churn	2.90%	2.86%	4 bps	2.76%	3.07%	-31 bps

Postpaid phone churn increased 6 basis points for the three months ended and increased 8 basis points for the nine months ended September 30, 2021.

The increase for the three months ended September 30, 2021, was primarily from:

•More normalized switching activity relative to the muted Pandemic-driven conditions a year ago; and
•Elevated Sprint churn during the accelerated integration process.

The increase for the nine months ended September 30, 2021, was primarily from:

•Higher churn from customers acquired in the Merger; and
•More normalized switching activity relative to the muted Pandemic-driven conditions a year ago.

Prepaid churn increased 4 basis points for the three months ended and decreased 31 basis points for the nine months ended September 30, 2021.

The increase for the three months ended September 30, 2021, was primarily from more normalized switching activity relative to the muted Pandemic-driven conditions a year ago.

The decrease for the nine months ended September 30, 2021, was primarily from:

•Promotional activity; and
•Improved quality of recently acquired customers.

Total Postpaid Accounts

A postpaid account is generally defined as a billing account number that generates revenue. Postpaid accounts are generally comprised of customers that are qualified for postpaid service utilizing phones, home internet, wearables, DIGITS or other connected devices which include tablets and SyncUp products, where they generally pay after receiving service.

	As of September 30,		Change
(in thousands)	2021	2020	#	%
Accounts, end of period
Total postpaid customer accounts (1)(2)	26,901	25,623	1,278	5%
(1)     Includes accounts acquired in connection with the Merger and certain account base adjustments. See Account Base Adjustments table below.
(2)    In the third quarter of 2021, we acquired 270,000 postpaid accounts through our acquisition of the Wireless Assets of Shentel.

Total postpaid customer accounts increased 1,278,000, or 5%, primarily due to the continued success of new customer segments and rate plans, continued growth in existing and new markets, including our home internet product, along with promotional activity and increased retail store traffic due to closures arising from the Pandemic in the prior period.

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

The following table illustrates the calculation of our operating measure ARPU and reconciles this measure to the related service revenues:

(in millions, except average number of customers and ARPU)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Calculation of Postpaid Phone ARPU
Postpaid service revenues	$10,804	$10,209	$595	6%	$31,599	$26,055	$5,544	21%
Less: Postpaid other revenues	(852)	(677)	(175)	26%	(2,497)	(1,605)	(892)	56%
Postpaid phone service revenues	9,952	9,532	420	4%	29,102	24,450	4,652	19%
Divided by: Average number of postpaid phone customers (in thousands) and number of months in period	69,033	65,437	3,596	5%	67,848	56,971	10,877	19%
Postpaid phone ARPU	$48.06	$48.55	$(0.49)	(1)%	$47.66	$47.69	$(0.03)	NM
Calculation of Prepaid ARPU
Prepaid service revenues	$2,481	$2,383	$98	4%	$7,259	$7,067	$192	3%
Divided by: Average number of prepaid customers (in thousands) and number of months in period	20,936	20,632	304	1%	20,886	20,591	295	1%
Prepaid ARPU	$39.49	$38.49	$1.00	3%	$38.61	$38.13	$0.48	1%
NM - Not Meaningful

Postpaid Phone ARPU

Postpaid phone ARPU decreased $0.49, or 1%, for the three months ended and was essentially flat for the nine months ended September 30, 2021.

The decrease for the three months ended September 30, 2021, was primarily from:

•Promotional activity; and
•The impact of the transition of Sprint customers to tax-inclusive rate plans; partially offset by
•Higher premium services, including Magenta Max.

Postpaid phone ARPU was essentially flat for the nine months ended September 30, 2021, and was primarily impacted by:

•Promotional activity; and
•The impact of the transition of Sprint customers to tax-inclusive rate plans; offset by
•Higher premium services, including Magenta Max; and
•The net impact of customers acquired in the Merger, which have higher ARPU (net of changes arising from the reduction in base due to policy adjustments and reclassification of certain ARPU components from the acquired customers being moved to other revenue lines).

Prepaid ARPU

Prepaid ARPU increased $1.00, or 3%, for the three months ended and increased $0.48, or 1%, for the nine months ended September 30, 2021, primarily due to:

•Higher premium services; and
•Higher revenues due to improved rate plan mix; partially offset by
•A reduction in certain non-recurring charges.

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

The following table illustrates the calculation of our operating measure ARPA and reconciles this measure to the related service revenues:

(in millions, except average number of accounts, ARPA)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Calculation of Postpaid ARPA
Postpaid service revenues	$10,804	$10,209	$595	6%	$31,599	$26,055	$5,544	21%
Divided by: Average number of postpaid accounts (in thousands) and number of months in period	26,766	25,582	1,184	5%	26,264	22,054	4,210	19%
Postpaid ARPA	$134.54	$133.03	$1.51	1%	$133.68	$131.27	$2.41	2%

Postpaid ARPA

Postpaid ARPA increased $1.51, or 1%, for the three months ended and increased $2.41, or 2%, for the nine months ended September 30, 2021.

The increase for the three months ended September 30, 2021, was primarily from:

•Higher premium services, including Magenta Max; and
•An increase in customers per account; partially offset by
•Promotional activity; and
•The impact of the transition of Sprint customers to tax-inclusive rate plans.

The increase for the nine months ended September 30, 2021, was primarily from:

•An increase in customers per account; and
•Higher premium service, including Magenta Max; partially offset by
•Promotional activity; and
•The impact of the transition of Sprint customers to tax-inclusive rate plans.

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

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2021	2020	$	%	2021	2020	$	%
Net income	$691	$1,253	$(562)	(45)%	$2,602	$2,314	$288	12%
Adjustments:
Income from discontinued operations, net of tax	—	—	—	NM	—	(320)	320	(100)%
Income from continuing operations	691	1,253	(562)	(45)%	2,602	1,994	608	30%
Interest expense	780	765	15	2%	2,392	1,726	666	39%
Interest expense to affiliates	58	44	14	32%	136	206	(70)	(34)%
Interest income	(2)	(3)	1	(33)%	(7)	(21)	14	(67)%
Other expense, net	60	99	(39)	(39)%	186	304	(118)	(39)%
Income tax (benefit) expense	(3)	407	(410)	(101)%	520	715	(195)	(27)%
Operating income	1,584	2,565	(981)	(38)%	5,829	4,924	905	18%
Depreciation and amortization	4,145	4,150	(5)	—%	12,511	9,932	2,579	26%
Operating income from discontinued operations (1)	—	—	—	NM	—	432	(432)	(100)%
Stock-based compensation (2)	127	125	2	2%	386	387	(1)	—%
Merger-related costs	955	288	667	232%	1,864	1,229	635	52%
COVID-19-related costs	—	—	—	NM	—	458	(458)	(100)%
Impairment expense	—	—	—	NM	—	418	(418)	(100)%
Other, net (3)	—	1	(1)	(100)%	32	31	1	3%
Adjusted EBITDA	6,811	7,129	(318)	(4)%	20,622	17,811	2,811	16%
Lease revenues	(770)	(1,350)	580	(43)%	(2,725)	(2,936)	211	(7)%
Core Adjusted EBITDA	$6,041	$5,779	$262	5%	$17,897	$14,875	$3,022	20%
Net income margin (Net income divided by Service revenues)	5%	9%		-400 bps	6%	6%		— bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	46%	50%		-400 bps	48%	49%		-100 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	41%	41%		— bps	41%	41%		— bps
NM - Not Meaningful
(1)Following the Prepaid Transaction starting on July 1, 2020, we provide MVNO services to DISH. We have included the operating income from April 1, 2020 through June 30, 2020, in our determination of Adjusted EBITDA to reflect contributions of the Prepaid Business that were replaced by the MVNO Agreement beginning on July 1, 2020 in order to enable management, analysts and investors to better assess ongoing operating performance and trends.
(2)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense in the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.
(3)Other, net may not agree with the Condensed Consolidated Statements of Comprehensive Income primarily due to certain non-routine operating activities, such as other special items that would not be expected to reoccur or are not reflective of T-Mobile’s ongoing operating performance, and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA.

Core Adjusted EBITDA increased $262 million, or 5%, for the three months ended and increased $3.0 billion, or 20%, for the nine months ended September 30, 2021. The components comprising Core Adjusted EBITDA are discussed further above.

The increase for the three months ended September 30, 2021 was primarily due to:

•Higher Total service revenues; and
•Higher Equipment revenues, excluding Lease revenues; partially offset by
•Higher Cost of equipment sales, excluding Merger-related costs.

The increase for the nine months ended September 30, 2021, was primarily due to:

•Higher Total service revenues; and
•Higher Equipment revenues, excluding Lease revenues; partially offset by
•Higher Cost of equipment sales, excluding Merger-related costs;
•Higher Cost of services, excluding Merger-related costs; and
•Higher Selling, general and administrative expenses, excluding Merger-related costs and supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs.

Adjusted EBITDA decreased $318 million, or 4%, for the three months ended and increased $2.8 billion, or 16%, for the nine months ended September 30, 2021. The changes were primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, including changes in Lease revenues. Lease revenues decreased $580 million for the three months ended and $211 million for the nine months ended September 30, 2021.

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

Cash Flows

The following is a condensed schedule of our cash flows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2021	2020	$	%	2021	2020	$	%
Net cash provided by operating activities	$3,477	$2,772	$705	25%	$10,917	$5,166	$5,751	111%
Net cash used in investing activities	(4,152)	(1,132)	(3,020)	267%	(17,474)	(9,068)	(8,406)	93%
Net cash (used in) provided by financing activities	(3,060)	(6,144)	3,084	(50)%	237	9,031	(8,794)	(97)%

Operating Activities

Net cash provided by operating activities increased $705 million, or 25%, for the three months ended and increased $5.8 billion, or 111%, for the nine months ended September 30, 2021.

The increase for the three months ended September 30, 2021, was primarily from:

•A $1.8 billion decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Accounts receivable, Accounts payable and accrued liabilities and Inventories, partially offset by higher use of cash from operating lease liabilities, including a $1.0 billion advance rent payment related to the modification of one of our master lease agreements; partially offset by
•A $1.1 billion decrease in Net income, adjusted for non-cash income and expense.
•Net cash provided by operating activities includes $617 million and $379 million in payments for Merger-related costs for the three months ended September 30, 2021 and 2020, respectively.

The increase for the nine months ended September 30, 2021, was primarily from:

•A $4.2 billion decrease in net cash outflows from changes in working capital, primarily due to the one-time impact of $2.3 billion in gross payments for the settlement of interest rate swaps related to Merger financing for the nine months ended September 30, 2020, included in the use of cash from Other current and long-term liabilities, as well as lower use of cash from Inventories, Accounts payable and accrued liabilities and operating lease right-of-use assets, partially offset by higher use of cash from Equipment installment plan receivables and operating lease liabilities, including a $1.0 billion advance rent payment related to the modification of one of our master lease agreements; and
•A $1.5 billion increase in Net income, adjusted for non-cash income and expense.
•Net cash provided by operating activities includes $1.1 billion and $910 million in payments for Merger-related costs for the nine months ended September 30, 2021 and 2020, respectively.

Investing Activities

Net cash used in investing activities increased $3.0 billion, or 267%, for the three months ended and increased $8.4 billion, or 93%, for the nine months ended September 30, 2021.

The use of cash for the three months ended September 30, 2021, was primarily from:

•$2.9 billion in Purchases of property and equipment, including capitalized interest, from network integration related to the Merger and the continued build-out of our nationwide 5G network;
•$1.9 billion in Acquisitions of companies, primarily due to our acquisition of the Wireless Assets (as defined in Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements); and
• $407 million in Purchases of spectrum licenses and other intangible assets, including deposits; partially offset by
•$1.1 billion in Proceeds related to beneficial interests in securitization transactions.

The use of cash for the nine months ended September 30, 2021, was primarily from:

•$9.4 billion in Purchases of property and equipment, including capitalized interest, from network integration related to the Merger and the continued build-out of our nationwide 5G network;
•$9.3 billion in Purchases of spectrum licenses and other intangible assets, including deposits, primarily due to $8.9 billion paid for spectrum licenses won at the conclusion of Auction 107 in March 2021; and
•$1.9 billion in Acquisitions of companies, primarily due to our acquisition of the Wireless Assets (as defined in Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements); partially offset by
•$3.1 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash used in financing activities decreased $3.1 billion for the three months ended and Net cash provided by financing activities decreased $8.8 billion for the nine months ended September 30, 2021.

The use of cash for the three months ended September 30, 2021, was primarily from:

•$4.6 billion in Repayments of long-term debt; and
•$266 million in Repayments of financing lease obligations; partially offset by
•$2.0 billion in Proceeds from issuance of long-term debt, net of issuance costs.

The source of cash for the nine months ended September 30, 2021, was primarily from:

•$11.8 billion in Proceeds from issuance of long-term debt, net of issuance costs; partially offset by
•$10.0 billion in Repayments of long-term debt;
•$822 million in Repayments of financing lease obligations; and
•$308 million in Tax withholdings on share-based awards.

Cash and Cash Equivalents

As of September 30, 2021, our Cash and cash equivalents were $4.1 billion compared to $10.4 billion at December 31, 2020.

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

In the second quarter of 2021, we sold tower sites for proceeds of $31 million, which are included in Proceeds from sales of tower sites within Net cash used in investing activities in our Condensed Consolidated Statements of Cash Flows. As these proceeds were from the sale of fixed assets and are used by management to assess cash available for capital expenditures during the year, we determined the proceeds are relevant for the calculation of Free Cash Flow and included them in the table below. Other proceeds from the sale of fixed assets for the periods presented are not significant. We have presented the impact of the sales in the table below, which reconciles Free Cash Flow and Free Cash Flow, excluding gross payments for the settlement of interest rate swaps, to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2021	2020	$	%	2021	2020	$	%
Net cash provided by operating activities	$3,477	$2,772	$705	25%	$10,917	$5,166	$5,751	111%
Cash purchases of property and equipment	(2,944)	(3,217)	273	(8)%	(9,397)	(7,227)	(2,170)	30%
Proceeds from sales of tower sites	—	—	—	NM	31	—	31	NM
Proceeds related to beneficial interests in securitization transactions	1,071	855	216	25%	3,099	2,325	774	33%
Cash payments for debt prepayment or debt extinguishment costs	(45)	(58)	13	(22)%	(116)	(82)	(34)	41%
Free Cash Flow	1,559	352	1,207	343%	4,534	182	4,352	NM
Gross cash paid for the settlement of interest rate swaps	—	—	—	NM	—	2,343	(2,343)	(100)%
Free Cash Flow, excluding gross payments for the settlement of interest rate swaps	$1,559	$352	$1,207	343%	$4,534	$2,525	$2,009	80%
NM - Not Meaningful

Free Cash Flow, excluding gross payments for the settlement of interest rate swaps, increased $1.2 billion, or 343%, for the three months ended and increased $2.0 billion, or 80%, for the nine months ended September 30, 2021.

The increase for the three months ended September 30, 2021, was impacted by the following:

•Higher Net cash provided by operating activities, as described above;
•Lower Cash purchases of property and equipment, including capitalized interest of $46 million and $108 million for the three months ended September 30, 2021 and 2020, respectively; and
•Higher Proceeds related to beneficial interests in securitization transactions.
•Free Cash Flow includes $617 million and $379 million in payments for Merger-related costs for the three months ended September 30, 2021 and 2020, respectively.

The increase for the nine months ended September 30, 2021, was impacted by the following:

•Higher Net cash provided by operating activities, as described above; and
•Higher Proceeds related to beneficial interests in securitization transactions; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest of $187 million and $339 million for the nine months ended September 30, 2021 and 2020, respectively.
•Free Cash Flow includes $1.1 billion and $910 million in payments for Merger-related costs for the nine months ended September 30, 2021 and 2020, respectively.
•The calculation of Free Cash Flow, excluding gross payments for the settlement of interest rate swaps, excludes the one-time impact of gross payments for the settlement of interest rate swaps related to Merger financing of $2.3 billion for the nine months ended September 30, 2020.

Borrowing Capacity

We maintain a financing arrangement with Deutsche Bank AG, which allows for up to $108 million in borrowings. Under the financing arrangement, we can effectively extend payment terms for invoices payable to certain vendors. As of September 30, 2021, there were no outstanding balances under such financing arrangement.

We also maintain vendor financing arrangements primarily with our main network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. During the three and nine months ended September 30, 2021, we repaid $76 million and $167 million, respectively, associated with the vendor financing arrangements and other financial liabilities. These payments are included in Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities, in our Condensed Consolidated Statements of Cash Flows. As of September 30, 2021 and December 31, 2020, the outstanding balance under the vendor financing arrangements and other financial liabilities was $69 million and $240 million, respectively, of which $12 million and $122 million, respectively, was assumed in connection with the closing of the Merger.

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $5.5 billion. As of September 30, 2021, there was no outstanding balance under the Revolving Credit Facility.

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

Debt Financing

As of September 30, 2021, our total debt and financing lease liabilities were $75.2 billion, excluding our tower obligations, of which $68.1 billion was classified as long-term debt and $1.6 billion was classified as long-term financing lease liabilities.

During the nine months ended September 30, 2021, we issued long-term debt for net proceeds of $11.8 billion and redeemed and repaid short- and long-term debt with an aggregate principal amount of $10.1 billion.

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

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of September 30, 2021, we derecognized net receivables of $2.5 billion upon sale through these arrangements.

For more information regarding these off-balance sheet arrangements, see Note 4 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

Future Sources and Uses of Liquidity

We may seek additional sources of liquidity, including through the issuance of additional long-term debt in 2021, to continue to opportunistically acquire spectrum licenses or other assets in private party transactions or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for spectrum acquisitions, or for other assets, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months as well as our longer-term liquidity needs. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption of high yield callable debt, tower obligations, potential stockholder returns and the execution of our integration plan.

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

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions on our common stock, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit agreements, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuers or borrowers to loan funds or make payments to Parent. However, the Issuers or borrowers are allowed to make certain permitted payments to Parent under the terms of each of the credit agreements, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of September 30, 2021.

Shentel Wireless Assets Acquisition

On July 1, 2021, we closed on the acquisition of the Wireless Assets (as defined in Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements) for a cash purchase price of approximately $1.9 billion. For more information regarding the acquisition of the Wireless Assets, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain partners that provide us with the ability to enter into financing leases for network equipment and services. As of September 30, 2021, we have committed to $6.2 billion of financing leases under these financing lease facilities, of which $599 million and $1.1 billion was executed during the three and nine months ended September 30, 2021, respectively. We expect to enter into up to an additional $131 million in financing lease commitments during the year ending December 31, 2021.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses, the construction, expansion and upgrading of our network infrastructure and the integration of the networks, spectrum, technology, personnel, customer base and business practices of T-Mobile and Sprint. Property and equipment capital expenditures primarily relate to the integration of our network and spectrum licenses, including the acquired C-band licenses won in Auction 107, acquired Sprint 2.5 GHz spectrum licenses and existing 600 MHz spectrum licenses as we build out our nationwide 5G network. We expect the majority of our remaining capital expenditures related to these efforts to occur in 2021 and 2022, after which we expect a reduction in capital expenditure requirements.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended September 30, 2021, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended September 30, 2021, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to two customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s

Office of Foreign Assets Control: Bank Melli and Europäisch-Iranische Handelsbank. These services have been terminated or are in the process of being terminated. For the three months ended September 30, 2021, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended September 30, 2021 were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended September 30, 2021, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended September 30, 2021, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services during the three months ended September 30, 2021, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For more information regarding the legal proceedings in which we are involved, see Note 2 - Business Combinations and Note 13 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

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
•any disruptions to the operations and business in the Shentel service area following the Company’s acquisition of Wireless Assets (as defined in Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements) as a result of the transition of such assets to the Company;

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

We have recently experienced a criminal cyberattack and could in the future be further harmed by disruption, data loss or other security breaches, whether directly or indirectly.

Our business involves the receipt, storage and transmission of our customers’ confidential information, including sensitive personal information and payment card information, confidential information about our employees and suppliers, and other sensitive information about our Company, such as our business plans, transactions and intellectual property (collectively, “Confidential Information”). Unauthorized access to Confidential Information is difficult to anticipate, detect or prevent, particularly given that the methods of unauthorized access constantly change and evolve. We and our third-party service providers are subject to attacks and threats to our and their IT networks, systems and supply chain, including attacks and threats by state-sponsored parties, malicious actors, employees or third parties, who may exploit bugs, errors, misconfigurations or other vulnerabilities that can compromise the confidentiality and integrity of Confidential Information or cause serious operational disruptions (e.g., ransomware).

As a telecommunications carrier, we are considered a critical infrastructure provider and therefore are likely to be the target of cyberattacks (e.g., denial of service and other malicious attacks). In addition, the Pandemic has presented additional operational and cybersecurity risks to our IT systems due to work-from-home arrangements at the Company and our providers. Attacks against companies like ours are perpetrated by a variety of groups or persons, including those in jurisdictions where law enforcement measures to address such attacks are ineffective or unavailable, and such attacks may even be perpetrated by or at the behest of foreign governments.

In addition, we provide confidential, proprietary and personal information to third-party service providers as part of our business operations. These third-party service providers have experienced data breaches and other attacks that included unauthorized access to Confidential Information and operational disruptions in the past, and face security challenges common to all parties that collect and process information.

In August 2021, we disclosed that our systems were subject to a criminal cyberattack that compromised the data of millions of our current customers, former customers, and prospective customers, including, in some instances, social security numbers, names, addresses, dates of birth and driver’s license/identification numbers. With the assistance of outside cybersecurity experts, we located and closed the unauthorized access to our systems and identified current, former and prospective customers whose information was impacted and notified them, consistent with state and federal requirements. We have incurred certain cyberattack-related expenses and expect to continue to incur additional expenses in future periods, including costs to investigate and remediate the attack, send notifications to customers and provide additional customer support and enhance customer protection. For more information, see “Cyberattack” in the Overview section of MD&A. As a result of this cyberattack, we are subject to numerous lawsuits and regulatory inquiries, the ongoing costs of which may be material, and we may be subject to further regulatory inquiries and private litigation. For more information, see “– Contingencies and Litigation – Litigation and Regulatory Matters” in Note 13 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements, and “– Unfavorable outcomes of legal proceedings may adversely affect our business, reputation, financial condition, cash flows and operating results” below. As a result of this cyberattack or other cyberattacks or security breaches involving our Company or our third-party suppliers, we may incur significant costs or experience other material financial impacts, which may not be covered by, or may exceed the coverage limits of, our cyber insurance, and such costs and impacts may have a material adverse effect on our business, reputation, financial condition, cash flows and operating results.

In addition to the August 2021 cyberattack, we have previously experienced other incidents involving unauthorized access to certain Confidential Information, and we expect to experience cyberattacks and other cybersecurity incidents in the future.

Typically, these incidents have involved attempts to commit fraud by taking control of a customer’s phone line. In other cases, the incidents have also involved unauthorized access to certain of our customers’ private information, including credit card information, financial data, social security numbers or passwords.

Our procedures and safeguards to prevent unauthorized access to sensitive data and to defend against attacks seeking to disrupt our services must be continually evaluated and revised to address the ever-evolving threat landscape and changing cybersecurity regulations, which could require the investment of significant resources. We cannot make assurances that all preventive actions taken will adequately repel a significant attack or prevent security breaches or misuses of data, unauthorized access by third parties or employees or exploits against third-party supplier environments, or that we or our third-party suppliers will be able to effectively identify, investigate or remediate such incidents. We expect to continue to be the target of cyberattacks, data breaches or security incidents, given the nature of our business. Any future cyberattacks, data breaches, or security incidents may have a material adverse effect on our business, reputation, financial condition, cash flows and operating results.

Unfavorable outcomes of legal proceedings may adversely affect our business, reputation, financial condition, cash flows and operating results.

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

As a result of the August 2021 cyberattack, we are subject to numerous lawsuits, including multiple class action lawsuits seeking unspecified monetary damages, and inquiries by various government agencies, law enforcement and other governmental authorities, and we may be subject to further regulatory inquiries and private litigation. We are cooperating fully with regulators and vigorously defending against the class action and other lawsuits. In light of the inherent uncertainties involved in these proceedings and inquiries, as of the date of this Quarterly Report, we have not recorded any accruals for losses related to these proceedings and inquiries, as any such amounts are not yet probable or estimable. We believe it is reasonably possible that we could incur losses associated with these proceedings and inquiries, and we will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Ongoing legal and other costs related to these proceedings and inquiries, as well as any potential future proceedings and inquiries, may be substantial, and losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries could be significant and have a material adverse impact on our business, reputation, financial condition, cash flows and operating results.

We, along with equipment manufacturers and other carriers, are subject to current and potential future lawsuits alleging adverse health effects arising from the use of wireless handsets or from wireless transmission equipment such as cell towers. In addition, the FCC has from time to time gathered data regarding wireless device emissions, and its assessment of the risks associated with using wireless devices may evolve based on its findings. Any of these allegations or changes in risk assessments could result in customers purchasing fewer devices and wireless services, could result in significant legal and regulatory liability, and could have a material adverse effect on our business, reputation, financial condition, cash flows and operating results.

The assessment of the outcome of legal proceedings, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control. The amounts ultimately received or paid upon settlement or pursuant to final judgment, order or decree may differ materially from amounts accrued in our financial statements. In addition, litigation or similar proceedings could impose restraints on our current or future manner of doing business. Such potential outcomes including judgments, awards, settlements or orders could have a material adverse effect on our business, reputation, financial condition, cash flows and operating results.

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

In the event that T-Mobile, including pre-acquisition Sprint, has incorrectly described, disclosed, determined, calculated, assessed, or remitted amounts that were due to governmental authorities, we could be subject to additional taxes, fines, penalties, or other adverse actions, which could materially impact our business, financial condition and operating results. In the event that federal, state, and/or local municipalities were to significantly increase taxes and regulatory or public safety charges on our network, operations, or services, or seek to impose new taxes or charges, such as a proposed corporate minimum tax or new limits on interest deductibility, it could have a material adverse effect on our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.1	Nineteenth Supplemental Indenture, dated as of August 13, 2021, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.400% Senior Secured Note due 2052.	8-K	8/13/2021	4.3
4.2	Twentieth Supplemental Indenture, dated as of August 13, 2021, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	8/13/2021	4.4
4.3	Registration Rights Agreement, dated as of August 13, 2021, by and among T-Mobile USA, Inc., the Initial Guarantors (as defined therein) and Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the Initial Purchasers (as defined therein).	8-K	8/13/2021	4.5
10.1
Fifth Amendment, dated as of August 16, 2021, to Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, and T-Mobile Financial LLC, as servicer.
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

T-MOBILE US, INC.

November 2, 2021	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)