Form 10-K
period 2021-12-31
T-Mobile US, Inc.
filed 2022-02-11
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $86.1 billion based on the closing sale price as reported on the NASDAQ Global Select Market. As of February 7, 2022, there were 1,249,289,954 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the definitive Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A or will be included in an amendment to this Report.

T-Mobile US, Inc.
Form 10-K
For the Year Ended December 31, 2021

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of this Form 10-K, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:
•adverse impact caused by the COVID-19 pandemic (the “Pandemic”);
•competition, industry consolidation and changes in the market for wireless services;
•disruption, data loss or other security breaches, such as the criminal cyberattack we became aware of in August 2021;
•our inability to take advantage of technological developments on a timely basis;
•our inability to retain or motivate key personnel, hire qualified personnel or maintain our corporate culture;
•system failures and business disruptions, allowing for unauthorized use of or interference with our network and other systems;
•the scarcity and cost of additional wireless spectrum, and regulations relating to spectrum use;
•the impacts of the actions we have taken and conditions we have agreed to in connection with the regulatory proceedings and approvals of the Transactions (as defined below), including the acquisition by DISH Network Corporation (“DISH”) of the prepaid wireless business operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Personal Communications Company LLC (“Shentel”) and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets (the “Prepaid Business”), and the assumption of certain related liabilities (collectively, the “Prepaid Transaction”), the complaint and proposed final judgment (the “Consent Decree”) agreed to by us, Deutsche Telekom AG (“DT”), Sprint Corporation, now known as Sprint LLC (“Sprint”), SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, the proposed commitments filed with the Secretary of the Federal Communications Commission (“FCC”), which we announced on May 20, 2019, certain national security commitments and undertakings, and any other commitments or undertakings entered into, including but not limited to, those we have made to certain states and nongovernmental organizations (collectively, the “Government Commitments”), and the challenges in satisfying the Government Commitments in the required time frames and the significant cumulative costs incurred in tracking and monitoring compliance;
•adverse economic, political or market conditions in the U.S. and international markets, including those caused by the Pandemic;
•our inability to manage the ongoing commercial and transition services arrangements entered into in connection with the Prepaid Transaction, and known or unknown liabilities arising in connection therewith;
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
•changes in the credit market conditions, credit rating downgrades or an inability to access debt markets;
•restrictive covenants including the agreements governing our indebtedness and other financings;
•the risk of future material weaknesses we may identify while we continue to work to integrate and align policies, principles and practices of the two companies following the Merger (as defined below), or any other failure by us to maintain effective internal controls, and the resulting significant costs and reputational damage;
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
•our exclusive forum provision as provided in our Certificate of Incorporation (as defined below);
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
•any delay and costs of, or difficulties in, integrating our business and Sprint’s business and operations, and unexpected additional operating costs, customer loss and business disruptions, including challenges in maintaining relationships with employees, customers, suppliers or vendors; and
•unanticipated difficulties, disruption, or significant delays in our long-term strategy to migrate Sprint’s legacy customers onto T-Mobile’s existing billing platforms.

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

PART I.

Item 1. Business

Business Overview and Strategy

Un-carrier Strategy

We are America’s supercharged Un-carrier. Through our Un-carrier strategy, we have disrupted the wireless communications services industry, by actively engaging with and listening to our customers and eliminating their existing pain points, including providing them with added value, an exceptional experience and implementing signature Un-carrier initiatives that have changed wireless for good. We ended annual service contracts, overages, unpredictable international roaming fees, data buckets and so much more. We are inspired by a relentless customer experience focus, consistently leading the wireless industry in customer care by delivering award-winning customer experience with our “Team of Experts,” which drives our record-high customer satisfaction levels while enabling operational efficiencies.

As the Un-carrier, we are on a mission to build America’s best 5G network, offering customers unrivalled coverage and capacity where they live, work and play. Our network is the foundation of our success and powers everything we do. We are leveraging our mid-band spectrum licenses, including 1700 MHz Advanced Wireless Services (“AWS”), 1900 MHz Personal Communications Services (“PCS”) and 2.5 GHz, our millimeter-wave licenses and our foundational layer of low-band spectrum, including 600 MHz, 700 MHz and 800 MHz, to create a “layer cake” of spectrum to provide an unmatched 5G experience to our customers. We believe this layer cake will broaden and deepen our nationwide 5G network enabling accelerated innovation and increased competition in the U.S. wireless, video and broadband industries. As a result of the Merger, we have achieved and expect to continue to achieve significant synergies and cost reductions by eliminating redundancies within our network as well as other business processes and operations.

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

Our Operations

As of December 31, 2021, we provide wireless services to 108.7 million postpaid and prepaid customers and generate revenue by providing affordable wireless communications services to these customers, as well as a wide selection of wireless devices and accessories. Our most significant expenses relate to operating and expanding our network, providing a full range of devices, acquiring and retaining high-quality customers and compensating employees. We provide services, devices and accessories across our flagship brands, T-Mobile and Metro by T-Mobile, through our owned and operated retail stores, as well as through our websites (www.t-mobile.com and www.metrobyt-mobile.com), T-Mobile app, customer care channels and through national retailers. In addition, we sell devices to dealers and other third-party distributors for resale through independent third-party retail outlets and a variety of third-party websites. The information on our websites is not part of this Form 10-K. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Services and Products

We provide wireless communications services through a variety of service plan options. We also offer a wide selection of wireless devices, including smartphones, wearables, tablets and other mobile communication devices, which are manufactured by various suppliers.

Our primary service plan offering, which allows customers to subscribe for wireless communications services separately from the purchase of a device, is our signature Magenta plan (“Magenta”), which includes, among other benefits, unlimited talk, text and smartphone data on our network, 5G access at no extra cost, scam protection features and more. Customers also have the ability to choose additional features, such as unlimited premium data with our Ultra Capacity 5G service, for an additional cost on our Magenta Max plan. We also offer an Essentials rate plan for customers who want the basics, as well as specific rate plans to qualifying customers, including Unlimited 55+, Military and Veterans, First Responder, and Business.

Our device options for qualifying customers include:

•The option of financing all or a portion of the individual device or accessory purchase price at the time of sale over an installment period, generally of 24 months, using an equipment installment plan (“EIP”); and
•The option to lease a device over a period of up to 18 months and upgrade it when eligibility requirements are met.

In addition to our wireless communications services, we offer fast and reliable High Speed Internet utilizing our nationwide network. Our fixed wireless High Speed Internet provides a real alternative to traditional landline internet service providers and expands access to many people who have historically had only one choice or no access to traditional home broadband. With our High Speed Internet plan, customers can access the internet without worrying about annual service contracts, data overages, startup costs or hidden fees.

We also provide products and services that are complementary to our wireless communications services, including device protection and wireline communication services to domestic and international customers.

Customers

We provide wireless communications services to two primary categories of customers:

•Postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, High Speed Internet, wearables, DIGITS (a service that allows our customers to use multiple mobile numbers on any compatible smartphone, wearable or other device with internet connection) or other connected devices, which include tablets and SyncUp products; and
•Prepaid customers generally include customers who pay for wireless communications services in advance. Our prepaid customers include customers of T-Mobile and Metro by T-Mobile.

We provide Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers access to our network. This access and the customer relationship is managed by wholesale partners.

We generate the majority of our service revenues by providing wireless communications services to postpaid and prepaid customers. Our ability to attract and retain postpaid and prepaid customers is important to our business in the generation of service revenues, equipment revenues and other revenues. In 2021, our service revenues generated by providing wireless communications services by customer category were:

•73% Postpaid customers;
•17% Prepaid customers; and
•10% Wholesale and other services.

Substantially all of our revenues for the years ended December 31, 2021, 2020 and 2019, were earned in the United States, including Puerto Rico and the U.S. Virgin Islands.

Network Strategy

Utilizing our multi-layer spectrum portfolio, our mission is to be “Famous for Network.” We have deployed low-band and mid-band spectrum dedicated for 5G across our dense and broad network to create America’s largest, fastest and most reliable 5G network.

Our Merger with Sprint greatly enhanced our spectrum position. Integration of the spectrum and network assets acquired in the Merger is expected to occur through 2023. The integration strategy includes deploying the acquired spectrum on the combined network assets to supplement capacity, migrating Sprint customers to our network and optimizing the combined assets by decommissioning redundant sites to realize synergies.

Spectrum Position

We provide wireless communications services utilizing mid-band spectrum licenses, such as AWS, PCS and 2.5 GHz, low-band spectrum licenses utilizing our 600 MHz, 700 MHz and 800 MHz spectrum and mmWave spectrum.

•We controlled an average of 357 MHz of combined low- and mid-band spectrum nationwide as of December 31, 2021. This spectrum is comprised of:
•An average of 40 MHz in the 600 MHz band;
•An average of 10 MHz in the 700 MHz band;
•An average of 14 MHz in the 800 MHz band;
•An average of 41 MHz in the 1700 MHz AWS band;
•An average of 66 MHz in the 1900 MHz PCS band;
•An average of 159 MHz in the 2.5 GHz band; and
•An average of 27 MHz in the C-band.
•We controlled an average of 1,157 GHz of combined millimeter spectrum licenses.
•In March 2021, the FCC announced that we were the winning bidder of 142 licenses in Auction 107 (“C-band spectrum”) for an aggregate purchase price of $9.3 billion. The licenses acquired include an average of 40 MHz across the top markets and an average of 27 MHz nationwide. We expect to incur an additional $1.0 billion in relocation costs associated with the C-band spectrum acquired, which will be paid through 2024.
•In January 2022, the FCC announced that we were the winning bidder of 199 licenses in Auction 110 (mid-band spectrum) for an aggregate purchase price of $2.9 billion. Subsequent to Auction 110, we will control an average of 12 MHz in the 3.45 GHz band nationwide.
•We plan to evaluate future spectrum purchases in current and upcoming auctions and in the secondary market to further augment our current spectrum position.
•As of December 31, 2021, we had equipment deployed on approximately 102,000 macro cell sites and 41,000 small cell/distributed antenna system sites across our network.

5G Leadership

Our 5G network is America’s largest, fastest and most reliable:

•As of December 31, 2021, our Ultra Capacity 5G covers 210 million people and can deliver speeds of 400 Mbps or more.
•As of December 31, 2021, our Extended Range 5G covers 310 million people, reaching 94% of Americans.

Competition

The wireless communications services industry is highly competitive. We are the second largest provider of wireless communications services in the U.S. as measured by our total postpaid and prepaid customers. Our competitors include other national carriers, such as AT&T Inc. (“AT&T”) and Verizon Communications, Inc. (“Verizon”). In addition, our competitors include numerous smaller regional carriers, MVNOs, including Comcast Corporation, Charter Communications, Inc., Altice USA, Inc. and DISH, many of which offer no-contract, postpaid and prepaid service plans. Competitors also include providers who offer similar communication services, such as voice, messaging and data services, using alternative technologies or services. Competitive factors within the wireless communications services industry include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies and regulatory changes. Some competitors have shown a willingness to use aggressive pricing or offering bundled services as a source of differentiation. Other competitors have sought to add ancillary services, like mobile video or music streaming services, to enhance their offerings. Taken together, the competitive factors we face continue to put pressure on growth and margins as companies compete to retain the current customer base and continue to add new customers.

Human Capital

Employees

As of December 31, 2021, we employed approximately 75,000 full-time and part-time employees, including network, retail, administrative and customer support functions.

Attraction and Retention

We employ a highly skilled workforce within a broad range of functions. Substantially all of our employees are located throughout the United States, including Puerto Rico, to serve our nationwide network and retail operations. Our headquarters are located in Bellevue, Washington and Overland Park, Kansas.

We attract and retain our workforce through a dynamic and inclusive culture and by providing exceptional benefits, including:

•Competitive medical, dental and vision benefits;
•Annual stock grants to all full-time and part-time employees and a discounted Employee Stock Purchase Program;
•A 401(k) Savings Plan;
•Nationwide minimum pay of at least $20 per hour to all full-time and part-time employees;
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
•A Customer Care organization that uses 102 types of programs to train our front line representatives and leaders;
•A Leader-to-Executives Program that provides elite career track opportunities for select MBA students and graduates; and
•Training for employees with disabilities pursuant to U.S. Department of Labor standards.

Diversity, Equity and Inclusion

Diversity, equity and inclusion (“DE&I”) have always been a part of the Un-carrier culture, and we are committed to having DE&I touch every aspect of our future. Our Equity in Action Plan is a five-year plan that spans the values we live by, how we invest in and provide opportunities for our employees, how we select the suppliers we do business with and how we advocate for our communities.

For our employees, we have established six DE&I Employee Resource Groups and four sub-affinity groups that have helped us establish and maintain a culture of inclusion. Currently, we have over 50 DE&I chapters across the nation that help spearhead volunteer opportunities, events and meaningful conversation with employees at a local level. Our DE&I networks include the following:

•Accessibility Community at T-Mobile;
•Multicultural Alliance;
◦Asia Pacific & Allies Network;
◦Black Empowerment Network;
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

Environmental Sustainability

Reducing Carbon Footprint

We are working to do our part to combat climate change and preserve the environment by setting carbon reduction goals that are aligned with science and investing in renewable energy. We are reducing our carbon footprint through several initiatives, including:

•Setting science-based targets to reduce our Scope 1, 2 and 3 greenhouse gas emissions;
•Investing in renewable energy, as evidenced by our RE100 pledge, a global initiative that unites businesses committed to 100% renewable energy. We met this goal in 2021 through credits and our engagement in Virtual Power Purchasing Agreements (VPPAs) and a Green Direct tariff agreement with nine clean energy providers for expected annual provision of approximately 3.4 million megawatt hours of renewable energy;
•Continuously testing and evaluating new, efficient equipment for our facilities, including switch stations, cell sites, retail stores and customer experience centers to reduce energy consumption; and
•Promoting the circular economy through our device reuse and recycle program, which collects millions of devices for reuse, resale, and recycling annually.

Responsible Sourcing

We believe our suppliers are a valuable extension of our business and corporate values. Our Supplier Code of Conduct outlines expectations around ethical business practices for our suppliers. We require our suppliers to operate in full compliance with laws, rules, regulations and ethical standards of the country in which they operate or provide products or services. We expect our suppliers to share our commitment to ethical conduct and environmentally responsible business practices while they conduct business with or on behalf of us.

We employ a third-party risk management (“TPRM”) process to screen for anti-corruption, global sanctions, human rights and environmental risks before engaging with a supplier. Our TPRM process also continuously monitors current suppliers for policy violations and risks.

As DE&I is instrumental to our culture and values, we are on a mission to create fair and equitable opportunities for all suppliers, including veteran or service-disabled veteran-owned, disability-owned, woman-owned, minority-owned, LGBT-owned and small and disadvantaged businesses.

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

Except for operations in certain unlicensed frequency bands, wireless communications services providers generally must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. The FCC issues each license for a fixed period of time, typically 10-15 years depending on the particular licenses. While the FCC has generally renewed licenses given to operating companies like us, the FCC has authority to both revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Furthermore, we could be subject to fines, forfeitures and other penalties for failure to comply with FCC regulations, even if any such noncompliance was unintentional. In extreme cases, penalties can include revocation of our licenses. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, results of operations and financial condition. In addition, the FCC retains the right to modify rules related to use of licensed spectrum, which could impact T-Mobile’s ability to provide services.

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

While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless communications services providers, certain state and local governments regulate other terms and conditions of wireless service, including billing, termination of service arrangements and the imposition of early termination fees, advertising, network outages, the use of devices while driving, service mapping, protection of consumer information, zoning and land use. Notwithstanding this federal preemption, in response to the Pandemic, several state legislatures are considering bills or have passed laws that could potentially set prices, minimum performance standards, and/or restrictions on service discontinuation that could impact our business in those states.

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

While most states are largely seeking to codify the repealed federal rules, there are differences in some states, notably California, which has passed separate privacy and net neutrality legislation, and Colorado and Virginia, which have passed privacy laws. There are also efforts within Congress to pass federal legislation to codify uniform federal privacy and net neutrality requirements, while also ensuring the preemption of separate state requirements, including the California laws. If not preempted or rescinded, separate state requirements will impose significant business costs and could also result in increased litigation costs and enforcement risks. State authority over wireless broadband services will remain unsettled until final action by the courts or Congress.

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

Risks related to the Pandemic

The Pandemic may continue to adversely affect our business, liquidity, financial condition and operating results.

The Pandemic has impacted the ways in which our customers use their devices, where and how we work, and our suppliers and vendors’ ability to provide products to us. As a result, our business, liquidity, financial condition, and operating results may continue to be adversely impacted by the Pandemic. Current and future Pandemic-related restrictions on, or disruptions of, transportation networks and supply chain shortages could impact our ability to acquire handsets or other end user devices in amounts sufficient to meet customer demand and to obtain the equipment required to meet our current and future network buildout plans, either of which could materially adversely affect us.

The extent to which the Pandemic may impact our future operational and financial performance remains uncertain and is subject to many factors outside of our control, including the timing, extent, trajectory and duration of the Pandemic, the emergence of new variants, the continued development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures and the impact of the Pandemic on the economy and consumer demand. Potential negative impacts of these external factors include, but are not limited to, material adverse effects on demand for our products and services; our supply chain and sales and distribution channels; collectability of customer accounts; our ability to execute strategic plans; and our profitability and cost structure. To the extent the Pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of exacerbating the other risks discussed in this “Risk Factors” section.

Risks Related to Our Business and the Wireless Industry

Competition, industry consolidation, and changes in the market for wireless services could negatively affect our ability to attract and retain customers and adversely affect our business, financial condition and operating results.

We have multiple competitors that possess either more or different access to wireless assets, and yet we compete for customers based principally on service/device offerings, price, network coverage, speed and quality, and customer service. We expect the wireless industry’s customer growth rate to moderate in comparison with historical growth rates, leading to ongoing competition for customers. We also expect that our customers’ appetite for data services will place increasing demands on our network capacity. This competition and our capacity will continue to put pressure on pricing and margins as companies compete for a relatively fixed pool of customers with an ever-expanding variety of products and services. Our ability to compete will depend upon, among other things, continued absolute and relative improvement in network quality and customer service, effective marketing and selling of products and services, innovation, and attractive pricing, all of which will involve significant expenses.

We face increased competition from other service providers, including from cable, wireline and satellite providers, as industry sectors converge. Cable companies such as Comcast, Charter, and Altice are diversifying outside cable, voice and broadband services to also offer wireless services. Wireline companies, such as Frontier and Windstream have announced plans for fiber buildouts, often supported by government funding, which may impact our fixed wireless High Speed Internet growth plans. We expect DISH, which has already acquired several MVNOs, to meet their government commitments and build a wireless network and offer competitive postpaid and prepaid wireless service plans. Verizon and AT&T have refocused on connectivity services, including fiber builds and deployment of next generation wireless technology, and we expect both companies to increase competitive pressure, including expanding partnerships and offerings. These factors could make it more difficult for us to continue to attract and retain customers, adversely affecting our competitive position and ability to grow, which could have a material adverse effect on our business, financial condition and operating results.

We have seen, and continue to expect, additional joint ventures, mergers, acquisitions and strategic alliances in the converged connectivity sector, which could result in larger competitors competing for a limited number of customers. Further consolidation could negatively impact our businesses, including wholesale. For example, we will experience declining revenues from our wholesale business as Verizon migrates legacy TracFone customers off the T-Mobile network and DISH migrates Boost customers to either their standalone network or AT&T. Our competitors may also enter into exclusive handset, device, or content arrangements, execute pervasive advertising and marketing campaigns, or otherwise improve their cost position relative to ours. In addition, refusal of our competitors and partners to provide critical access to resources and inputs, such as roaming and/or backhaul services, on reasonable terms could negatively impact our business.

We have recently experienced a criminal cyberattack and could in the future be further harmed by disruption, data loss or other security breaches, whether directly or indirectly through third parties.

Our business involves the receipt, storage and transmission of our customers’ confidential information, including sensitive personal information and payment card information, confidential information about our employees and suppliers, and other sensitive information about our Company, such as our business plans, transactions and intellectual property (collectively, “Confidential Information”). Unauthorized access to Confidential Information is difficult to anticipate, detect or prevent, particularly given that the methods used by third parties to gain unauthorized access constantly change and evolve. We and our third-party service and equipment providers are subject to attacks and threats to our and their IT networks, systems and supply chain, including attacks and threats by state-sponsored parties, malicious actors, employees or third parties, who may exploit bugs, errors, misconfigurations or other vulnerabilities or engage in social engineering to compromise the confidentiality and integrity of Confidential Information or cause serious operational disruptions (e.g., ransomware).

As a telecommunications carrier, we are considered a critical infrastructure provider and therefore are a persistent target of cyberattacks. In addition, the Pandemic has presented additional operational and cybersecurity risks to our IT systems due to work-from-home arrangements at the Company and our third-party service and equipment providers. Attacks against companies like ours are perpetrated by a variety of groups and persons, including those in jurisdictions where law enforcement measures to address such attacks are ineffective or unavailable, and such attacks may even be perpetrated by or at the behest of foreign governments.

In addition, we provide confidential, proprietary and personal information to third-party service and equipment providers as part of our business operations. These third-party service and equipment providers have experienced in the past and will likely continue to experience data breaches and other attacks that involve unauthorized access to Confidential Information and create operational disruptions, and they face security challenges common to all parties that collect and process information.

In August 2021, we disclosed that our systems were subject to a criminal cyberattack that compromised certain data of millions of our current customers, former customers, and prospective customers, including, in some instances, social security numbers, names, addresses, dates of birth and driver’s license/identification numbers. With the assistance of outside cybersecurity experts, we located and closed the unauthorized access to our systems and identified current, former and prospective customers whose information was impacted and notified them, consistent with state and federal requirements. We have incurred certain cyberattack-related expenses and expect to continue to incur additional expenses in future periods, including costs to remediate the attack, provide additional customer support and enhance customer protection. For more information, see “Cyberattack” in the Overview section of MD&A. As a result of the August 2021 cyberattack, we are subject to numerous lawsuits and regulatory inquiries, the ongoing costs of which may be material, and we may be subject to further regulatory inquiries and private litigation. For more information, see “– Contingencies and Litigation – Litigation and Regulatory Matters” in Note 17 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements, and “– Unfavorable outcomes of legal proceedings may adversely affect our business, reputation, financial condition, cash flows and operating results” below. As a result of the August 2021 cyberattack or other cyberattacks or security breaches involving our Company or our third-party service and equipment providers, we may incur significant costs or experience other material financial impacts, which may not be covered by, or may exceed the coverage limits of, our cyber insurance, and such costs and impacts may have a material adverse effect on our business, reputation, financial condition, cash flows and operating results.

In addition to the August 2021 cyberattack, we have experienced other unrelated immaterial incidents involving unauthorized access to certain Confidential Information, and we expect to experience cyberattacks and other cybersecurity incidents in the future. Typically, these incidents have involved attempts to commit fraud by taking control of a customer’s phone line. In other cases, the incidents have also involved unauthorized access to certain of our customers’ private information, including credit card information, financial data, social security numbers or passwords. We have also experienced, and expect to continue to experience, cyberattacks and other incidents involving our supply chain and in relation to third-party products and services (including cloud services) that are used in our IT environment and business.

Our procedures and safeguards to prevent unauthorized access to information and to defend against attacks seeking to disrupt our services must be continually evaluated and enhanced to address the ever-evolving threat landscape and changing cybersecurity regulations, which could require the investment of significant resources. We cannot make assurances that all preventive actions taken will adequately repel a significant attack or prevent or substantially mitigate the impacts of security breaches or misuses of data, unauthorized access by third parties or employees or exploits against third-party supplier environments, or that we or our third-party service and equipment providers will be able to effectively identify, investigate or remediate such incidents in a timely manner or at all. We expect to continue to be the target of cyberattacks, data breaches or security incidents, given the nature of our business, and we expect the same with respect to our third-party service and equipment providers. Any future cyberattacks, data breaches, or security incidents may have a material adverse effect on our business, reputation, financial condition, cash flows and operating results.

If we are unable to take advantage of technological developments on a timely basis, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Significant technological changes continue to impact our industry. In order to grow and remain competitive, we will need to adapt to changes in available technology, continually invest in our network, increase network capacity, enhance our existing offerings, and introduce new offerings to address our current and potential customers’ changing demands. Enhancing our network, including the ongoing deployment of our 5G network, is subject to risks related to equipment changes and the migration of customers from older technologies. Negative public perception of, and regulations regarding, the perceived health risks relating to 5G networks could undermine market acceptance of our 5G services. Adopting new and sophisticated technologies may result in implementation issues, such as scheduling and supplier delays, unexpected or increased costs, technological constraints, regulatory permitting issues, customer dissatisfaction, and other issues that could cause delays in launching new technological capabilities, which in turn could result in significant costs or reduce the anticipated benefits of the upgrades. If our new services fail to retain or gain acceptance in the marketplace or if costs associated with these services are higher than anticipated, this could have a material adverse effect on our business, brand, financial condition and operating results.

We rely on highly skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture.

The market for highly skilled workers and leaders is extremely competitive. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the Pandemic. We believe our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented personnel for all areas of our organization, including our CEO and the other members of our senior leadership team. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions, changes to U.S. immigration policy, competitors’ hiring practices, employee tolerance for the significant amount of change within and demands on our Company and our industry, and the effectiveness of our compensation programs. Further, our vaccination and return to office protocols during the Pandemic may also impact the recruitment and retention of employees. If key employees depart or we are unable to recruit successfully, our business could be negatively impacted.

In addition, certain members of our senior leadership team, including our CEO have term employment agreements with us. Our inability to extend the terms of these employment agreements or to replace these members of our senior leadership team at the end of their terms with qualified and capable successors could hinder our strategic planning and execution.

In addition, the continued integration of T-Mobile’s and Sprint’s businesses and culture could have an adverse impact on our employees. This integration may impact our ability to attract, retain and motivate key personnel, as existing and prospective employees may experience uncertainty about their future roles with us. If key employees depart, our business could be negatively impacted. We may incur significant costs in identifying, hiring and replacing departing employees and may lose significant expertise and talent. As a result, we may not be able to meet our business plan, and our business, financial condition and operating results may be materially adversely affected.

System failures and business disruptions may prevent us from providing reliable service, which could materially adversely affect our reputation and financial condition.

We rely upon systems and networks - those of third-party suppliers and other providers, in addition to our own - to provide and support our services. System, network or infrastructure failures may prevent us from providing reliable service. Examples of these risks include:

•physical damage, power surges or outages, or equipment failure with respect to both our wireless and wireline networks, including those as a result of severe weather and natural disasters, which may occur more frequently or with greater intensity as a result of global climate change, public health crises, terrorist attacks, political instability and volatility and acts of war;
•human error, such as responding to deceptive communications or unintentionally executing malicious code;
•unauthorized access to our IT and business systems or to our network and critical infrastructure and those of our suppliers and other providers;
•supplier failures or delays; and
•system failures or outages of our business systems or communications network.

Such events could cause us to lose customers and revenue, incur expenses, suffer reputational damage, and subject us to fines, penalties, adverse actions or judgments, litigation or governmental investigations. Remediation costs could include liability for information loss, costs of repairing infrastructure and systems, and/or costs of incentives offered to customers. Our insurance may not cover, or be adequate to fully reimburse us for, costs and losses associated with such events.

The scarcity and cost of additional wireless spectrum, and regulations relating to spectrum use, may adversely affect our business, financial condition and operating results.

We continue to deploy spectrum to expand and deepen our coverage, particularly 5G coverage, maintain our quality of service, meet increasing customer demands, and deploy new technologies. However, as we continue to expand and differentiate from our competitors, we may acquire additional spectrum in the future. As a result, we will continue to actively seek to make additional investment in spectrum, which could be significant.

The continued interest in, and acquisition of, spectrum by existing carriers and others, including speculators, may reduce our ability to acquire and/or increase the cost of acquiring spectrum in the secondary market, including leasing or purchasing additional spectrum in the 2.5 GHz band, or negatively impact our ability to gain access to spectrum through other means, including government auctions. Additionally, increased interest from third parties in acquiring spectrum may make it difficult to renew leases of some of our existing 2.5 GHz spectrum holdings in the future. Additionally, the FCC may not be able to provide sufficient additional spectrum to auction or we may be unable to secure the spectrum necessary to maintain or enhance our competitive position in any auction we may elect to participate in or in the secondary market, on favorable terms or at all. Any return on our investment in spectrum depends on our ability to attract additional customers and to provide additional services and usage to existing customers.

The FCC, or other government entities, may impose conditions on the acquisition and use of new wireless broadband mobile spectrum that may negatively impact our ability to obtain spectrum economically or in appropriate configurations or coverage areas.

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

In connection with the regulatory proceedings and approvals required to close the Transactions, we agreed to various Government Commitments. These Government Commitments include, among other things, extensive 5G network build-out commitments, obligations to deliver high-speed wireless services to the vast majority of Americans, and marketing an in-home fixed wireless product to households where spectrum capacity is sufficient. Other Government Commitments relate to national security, pricing and availability of rate plans, employment, substantial monetary contributions to support organizations, and implementation of diversity and inclusion initiatives. Many Government Commitments specify time frames for compliance and reporting. Failure to fulfill our obligations under these Government Commitments in a timely manner could result in substantial fines, penalties, or other legal and administrative actions and reputational harm.

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

Economic, political and market conditions may adversely affect our business, financial condition, and operating results.

Our business, financial condition and operating results are sensitive to changes in general economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, economic growth, energy costs, rates of inflation (or concerns about deflation), and other macro-economic factors.

The wireless industry, broadly, is dependent on population growth. In addition, the Government Commitments place certain limitations on our ability to increase prices, which limits our ability to pass growing costs to customers. Rising prices for goods, services and labor due to inflation could adversely impact our margins and/or growth.

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

Further, because Sprint offered a device leasing plan, we expect to realize economic benefit from the estimated residual value of a leased device, which reflects the estimated fair value of the underlying asset at the end of the expected lease term. Changes in residual value assumptions made at lease inception affect the amount of depreciation expense and the net amount of equipment revenue under operating leases. If estimated residual values, in the aggregate, significantly decline due to economic factors, including Pandemic impacts, obsolescence, or other circumstances, we may not realize such residual value. Sprint historically suffered, and we may suffer, negative consequences including increased costs and increased losses on devices as a result of a lease customer default, the related termination of a lease, and the attempted repossession of the device, including failure of a lease customer to return a leased device.

Weak economic and credit conditions may also adversely impact our suppliers, dealers, and wholesale partners or MVNOs, some of which may file for bankruptcy, or may experience cash flow or liquidity problems, or may be unable to obtain or refinance credit such that they may no longer be able to operate. Any of these could adversely impact our ability to distribute, market, or sell our products and services.

Our business may be adversely impacted if we are not able to successfully manage the ongoing commercial and transition services arrangements entered into in connection with the Prepaid Transaction and known or unknown liabilities arising in connection therewith.

In connection with the closing of the Prepaid Transaction, we and DISH entered into certain commercial and transition services arrangements, including a Master Network Services Agreement (the “MNSA”) and a Spectrum Purchase Agreement (the “Spectrum Purchase Agreement”). Pursuant to the MNSA, DISH will receive network services from the Company for a period of seven years. As set forth in the MNSA, the Company will provide DISH, among other things, (a) legacy network services for certain Boost Mobile prepaid end users on the Sprint network, (b) T-Mobile network services for certain end users that have been migrated to the T-Mobile network or provisioned on the T-Mobile network by or on behalf of DISH and (c) infrastructure mobile network operator services to assist in the access and integration of the DISH network. Pursuant to the Spectrum Purchase Agreement, DISH has agreed to purchase all of Sprint’s 800 MHz spectrum (approximately 13.5 MHz of nationwide spectrum) for a total of approximately $3.6 billion; provided, however, that if DISH breaches the Spectrum Purchase agreement prior to the closing or fails to deliver the purchase price following the satisfaction or waiver of all closing conditions, DISH’s sole liability will be to pay us a fee of approximately $72 million. In such instance, T-Mobile may be required to conduct an auction sale of all of Sprint’s 800 MHz spectrum under the terms set forth in the Consent Decree, but would not be required to divest such spectrum for an amount less than $3.6 billion. The covered spectrum sale will not occur before the third anniversary of the Merger (i.e., not before April 1, 2023), but must be divested within the later of three years after the closing of the Prepaid Transaction and five days after receipt of the approval from the FCC for the transfer, following an application for FCC approval to be filed by the third anniversary of the closing of the Merger. T-Mobile may exercise an option to lease back 4 MHz (2 MHz downlink + 2 MHz uplink) of the spectrum for two years following the closing of the 800 MHz spectrum sale at the same per person rate used to calculate the purchase price paid by DISH to T-Mobile – a rate of approximately $68 million per year.

Failure to successfully manage these ongoing commercial and transition services arrangements entered into in connection with the Prepaid Transaction and liabilities arising in connection therewith may result in material unanticipated problems, including diversion of management time and energy, significant expenses and liabilities. There may also be other potential adverse consequences and unforeseen increased expenses or liabilities associated with the Prepaid Transaction, the occurrence of which could materially impact our business, financial condition, liquidity and operating results. In addition, there may be an increase in competition from DISH and other third parties that DISH may enter into commercial agreements with, who are significantly larger and with greater resources and scale advantages as compared to us. Such increased competition may result in our loss of customers and other business relationships.

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

For any or all of these reasons, as well as unknown risks, acquisitions, investments, or mergers may have a material adverse effect on our business, financial condition and operating results.

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

Our suppliers, service providers and their subcontractors may not perform at the levels we expect or at the levels required by their contracts. Our suppliers are also subject to their own risks, including, but not limited to, economic, financial and credit conditions, labor force disruptions, disruptions in global supply chain and the risks of natural catastrophic events such as earthquakes, floods, hurricanes and public health crises such as the Pandemic. Our business could be severely disrupted if critical suppliers or service providers fail to comply with their contracts or if we experience delays or service degradation during any transition to a new outsourcing provider or other supplier or if we are required to replace the supplied products or services with those from another source, especially if the replacement becomes necessary on short notice. Any such disruptions could have a material adverse effect on our business, financial condition and operating results.

Risks Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our business flexibility, ability to service our debt, and increase our borrowing costs.

We have, and we expect that we will continue to have, a substantial amount of debt. Our substantial level of indebtedness could have the effect of, among other things, reducing our flexibility in responding to changing business, economic, market and industry conditions and increasing the amount of cash required to service our debt. In addition, this level of indebtedness may also reduce funds available for capital expenditures, any potential board-approved share repurchases and other activities. Those impacts may put us at a competitive disadvantage relative to other companies with lower debt levels. Further, we may need to incur substantial additional indebtedness in the future, subject to the restrictions contained in our debt instruments, which could increase the risks associated with our capital structure.

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

Changes in credit market conditions could adversely affect our ability to raise debt favorably.

Instability in the global financial markets, inflation, policies of various governmental and regulatory agencies, including changes in monetary policy and interest rates, and other general economic conditions could lead to volatility in the credit and equity markets. This volatility could limit our access to the capital markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us or at all.

We are subject to risks related to the cessation of LIBOR. Amounts drawn under our revolving credit facility and certain funded amounts under our EIP sale arrangement and our service receivable sale arrangement currently bear interest at rates that are calculated based on U.S. dollar LIBOR, which is expected to be discontinued by 2023. Any alternative reference rate that replaces U.S. dollar LIBOR under our revolving credit facility, is used as a benchmark on any other borrowings or is used as a benchmark under our EIP sale arrangement or service receivable sale arrangement could be higher or more volatile than LIBOR prior to its discontinuance, which could result in an increase in the cost of our indebtedness or funded amounts. Further, credit markets may be disrupted as a result of the phase-out or replacement of LIBOR. In addition, any hedging agreements we have and may continue to enter into to limit our exposure to interest rate increases or foreign currency fluctuations may not offer complete protection from these risks or may be unsuccessful, and consequently may effectively increase the interest rate we pay on our debt or the exchange rate with respect to any debt we may incur in a foreign currency, and any portion not subject to such hedging agreements would have full exposure to interest rate increases or foreign currency fluctuations, as applicable. If any financial institutions that are parties to our hedging agreements were to default on their payment obligations to us, declare bankruptcy or become insolvent, we would be unhedged against the underlying exposures. Any posting of collateral by us under our hedging agreements and the modification or termination of any of our hedging agreements could negatively impact our liquidity or other financial metrics. Any of these risks could have a material adverse effect on our business, financial condition and operating results.

The agreements governing our indebtedness and other financings include restrictive covenants that limit our operating flexibility.

The agreements governing our indebtedness and other financings impose material operating and financial restrictions. These restrictions, subject in certain cases to customary baskets, exceptions and maintenance and incurrence-based financial tests, together with our debt service obligations, may limit our ability to engage in transactions and pursue strategic business opportunities. These restrictions could limit our ability to obtain debt financing, make share repurchases, refinance or pay principal on our outstanding indebtedness, complete acquisitions for cash or indebtedness or react to business, economic, market and industry conditions and other changes in our operating environment or the economy. Any future indebtedness that we incur may contain similar or more restrictive covenants. Any failure to comply with the restrictions of our debt agreements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these and other agreements, giving our lenders the right to terminate the commitments they had made or the right to require us to repay all amounts then outstanding plus any interest, fees, penalties or premiums. An event of default may also compel us to sell certain assets securing indebtedness under these agreements.

Credit rating downgrades and/or inability to access debt markets could adversely affect our business, cash flows, financial condition and operating results.

Credit ratings impact the cost and availability of future borrowings and, as a result, cost of capital. Our current ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations. Our capital structure and business model are reliant on continued access to debt markets. Each rating agency reviews our ratings periodically, and there can be no assurance that such ratings will be maintained in the future. A downgrade in our corporate rating and/or our issued debt ratings, or our amount of secured debt outstanding, could impact our ability to access debt markets, including the investment-grade debt market for our secured debt issuances, and adversely affect our business, cash flows, financial condition and operating results.

Risks Related to Legal and Regulatory Matters

Any material weaknesses we identify while we continue to work to integrate and align policies, principles and practices of the two companies following the Merger, or any other failure by us to maintain effective internal controls, could result in a loss of investor confidence regarding our financial statements and reputational damage.

Under Section 404 of the Sarbanes-Oxley Act, we, along with our independent registered public accounting firm, are required to report on the effectiveness of our internal control over financial reporting. While we continue to integrate and align the policies, principles and practices of the two companies following the Merger, as a result of the differences in control environments and cultures, we could identify material weaknesses that could result in materially inaccurate financial statements, materially inaccurate disclosures, or failure to prevent error or fraud for the combined company. There can be no assurance that remediation of any material weaknesses identified during integration of the two companies would be completed in a timely manner or that the remedial measures will prevent other control deficiencies or material weaknesses. If we are unable to remediate material weaknesses in internal control over financial reporting, then our ability to analyze, record and report financial information free of material misstatements, to prepare financial statements within the time periods specified by the rules and forms of the SEC and otherwise to comply with the requirements of Section 404 of the Sarbanes-Oxley Act would be negatively impacted. The impact could negatively impact our business, financial condition or operating results, restrict our ability to access the capital markets, require the expenditure of significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties, investigations or judgments, harm our reputation, or otherwise cause a decline in trading price of our stock and investor confidence.

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

The FCC regulates the licensing, construction, modification, operation, ownership, sale, and interconnection of wireless communications systems, as do some state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and the resolution of issues of interference between spectrum bands. Changes necessary to resolve interference issues or concerns may have a significant impact on our ability to fully utilize our spectrum. As an example, we recently we won spectrum licenses in the so-called “C band” to support our rollout of 5G technology and services. There have been concerns raised that use of this spectrum by wireless carriers for 5G deployment could interfere with the altimeters in certain aircraft, and there is an ongoing discussion between the industry, the FCC and the FAA as to whether and how 5G operations should be limited around airports. Additionally, the FTC and other federal and state agencies have asserted that they have jurisdiction over some consumer protection, and elimination and prevention of anticompetitive business practices with respect to the provision of wireless products and services.

We cannot assure that the FCC or any other federal, state or local agencies will not adopt regulations, implement new programs in response to the Pandemic, or take enforcement or other actions that would adversely affect our business, impose new costs, or require changes in current or planned operations, including timing of the shutdown of legacy technologies. For example, in response to the Pandemic, the California Public Utilities Commission adopted a resolution providing a moratorium on customer disconnects and late fees for certain California customers facing financial hardship. Additionally, in March 2015, the FCC established net neutrality and privacy regimes that applied to our operations. Both sets of rules potentially subjected some of our initiatives and practices to more burdensome requirements and heightened scrutiny by federal and state regulators, the public, edge providers, and private litigants regarding whether such initiatives or practices are compliant. While the FCC rules were largely rolled back in December 2017, the current FCC could decide to establish new net neutrality requirements. In addition, some states and other jurisdictions have enacted laws in these areas (including, for example, the CCPA and CPRA as discussed below) and others are considering enacting similar laws. It also is uncertain what rules may be promulgated under the current administration (e.g., the FTC has discussed promulgating privacy rules), perpetuating the risk and uncertainty regarding the regulatory environment and compliance around these issues.

In addition, states are increasingly focused on the quality of service and support that wireless communications service providers provide to their customers and several states have proposed or enacted new and potentially burdensome regulations in this area. We also face potential investigations by, and inquiries from or actions by state public utility commissions. We also cannot assure that Congress will not amend the Communications Act, from which the FCC obtains its authority, and which serves to limit state authority, or enact other legislation in a manner that could be adverse to our business.

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

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating Section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. We recorded an accrual for an estimated payment amount as of March 31, 2020, which was included in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

As a result of the August 2021 cyberattack, we are subject to numerous lawsuits, including multiple class action lawsuits seeking unspecified monetary damages, mass arbitrations, and inquiries by various government agencies, law enforcement and other governmental authorities, and we may be subject to further regulatory inquiries and private litigation. We are cooperating fully with regulators and vigorously defending against the class actions and other lawsuits. In light of the inherent uncertainties involved in these proceedings and inquiries, as of the date of this report, we have not recorded any accruals for losses related to these proceedings and inquiries, as any such amounts are not yet probable or estimable. We believe it is reasonably possible that we could incur losses associated with these proceedings and inquiries, and we will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Ongoing legal and other costs related to these proceedings and inquiries, as well as any potential future proceedings and inquiries, may be substantial, and losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries could be significant and have a material adverse impact on our business, reputation, financial condition, cash flows and operating results.

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

In connection with the products and services we sell, we calculate, collect, and remit various federal, state, and local taxes, fees and regulatory charges (“tax” or “taxes”) to numerous federal, state and local governmental authorities, including federal and state USF contributions and common carrier regulatory charges and public safety fees. As many of our service plans offer taxes and fees inclusive, our business results could be adversely impacted by increases in taxes and fees. In addition, we incur and pay state and local transaction taxes and fees on purchases of goods and services used in our business.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of existing, newly enacted or amended tax laws may be uncertain and subject to different interpretations, especially when evaluated against new technologies and telecommunications services, such as broadband internet access and cloud related services and in the context of our merger with Sprint. Legislative changes, administrative interpretations and judicial decisions affecting the scope or application of tax laws could also impact revenue reported and taxes due on tax inclusive plans.

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

In addition, pursuant to our Certificate of Incorporation and the Second Amended and Restated Stockholders’ Agreement, as long as DT beneficially owns 30% or more of our outstanding common stock, we are restricted from taking certain actions without DT’s prior written consent, including (i) incurring indebtedness above certain levels based on a specified debt to cash flow ratio, (ii) taking any action that would cause a default under any instrument evidencing indebtedness involving DT or its affiliates, (iii) acquiring or disposing of assets or entering into mergers or similar acquisitions in excess of $1.0 billion, (iv) changing the size of our board of directors, (v) subject to certain exceptions, issuing equity of 10% or more of the then-outstanding shares of our common stock, or issuing equity to redeem debt held by DT, (vi) repurchasing or redeeming equity securities or making any extraordinary or in-kind dividend other than on a pro rata basis, or (vii) making certain changes involving our CEO. We are also restricted from amending our Certificate of Incorporation and bylaws in any manner that could adversely affect DT’s rights under the Second Amended and Restated Stockholders’ Agreement for as long as DT beneficially owns 5% or more of our outstanding common stock. These restrictions could prevent us from taking actions that our board of directors may otherwise determine are in the best interests of the Company and our stockholders or that may be in the best interests of our other stockholders.

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

In addition, we license certain trademarks from DT, including the right to use the trademark “T-Mobile” as a name for the Company and our flagship brand, under a trademark license agreement, as amended, with DT. As described in more detail in our Proxy Statement on Schedule 14A filed with the SEC on April 21, 2021 under the heading “Transactions with Related Persons and Approval,” we are obligated to pay DT a royalty in an amount equal to 0.25% (the “royalty rate”) of the net revenue (as defined in the trademark license) generated by products and services sold by the Company under the licensed trademarks subject to a cap of $80.0 million per calendar year through December 31, 2028. We and DT are obligated to negotiate a new trademark license when (i) DT has 50% or less of the voting power of the outstanding shares of capital stock of the Company or (ii) any third party owns or controls, directly or indirectly, 50% or more of the voting power of the outstanding shares of capital stock of the Company, or otherwise has the power to direct or cause the direction of the management and policies of the Company. If we and DT fail to agree on a new trademark license, either we or DT may terminate the trademark license and such termination shall be effective, in the case of clause (i) above, on the third anniversary after notice of termination and, in the case of clause (ii) above, on the second anniversary after notice of termination. A further increase in the royalty rate or termination of the trademark license could have a material adverse effect on our business, financial condition and operating results.

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

We, DT and SoftBank are parties to the Second Amended and Restated Stockholders’ Agreement pursuant to which DT is free to transfer its shares in public sales without notice, as long as such transactions would not result in a third party owning more than 30% of the outstanding shares of our common stock. If a transfer would exceed the 30% threshold, it is prohibited unless the transfer is approved by our board of directors, or the transferee makes a binding offer to purchase all of the other outstanding shares on the same price and terms. The Second Amended and Restated Stockholders’ Agreement does not otherwise impose any other restrictions on the sales of common stock by DT or SoftBank. Moreover, the Second Amended and Restated Stockholders’ Agreement generally requires us to cooperate with DT to facilitate the resale of our common stock or debt securities held by DT under shelf registration statements we have filed. The sale of shares of our common stock by DT or SoftBank (other than in transactions involving the purchase of all of our outstanding shares) could significantly increase the number of shares available in the market, which could cause a decrease in our stock price. In addition, even if DT or SoftBank does not sell a large number of their shares into the market, their rights to transfer a large number of shares into the market may depress our stock price.

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

We have never paid or declared any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Our credit facilities and indentures governing our long-term debt to affiliates and third parties contain covenants that, among other things, restrict our ability to declare or pay dividends on our common stock. We currently intend to use future earnings, if any, to invest in our business and for general corporate purposes, including the integration of T-Mobile’s and Sprint’s businesses, the continued build-out of our 5G network and potential share repurchases as appropriate. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future, and capital appreciation, if any, of our common stock will be the sole source of potential gain.

Risks Related to Integration

Although we expect that the Transactions will result in synergies and other benefits, those synergies and benefits may not be realized in the amounts anticipated or may not be realized within the expected time frame, and risks associated with the foregoing may also result from the extended delay in the integration of the companies.

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

Our anticipated synergies and other benefits of the Transactions may be reduced or eliminated, including a delay in the integration of, or an inability to integrate, the networks of T-Mobile and Sprint. Even if we are able to integrate the two companies successfully, the anticipated benefits of the Transactions, including the expected synergies and network benefits, may not be realized fully or at all or may take longer to realize than expected.

We have incurred substantial expenses as a result of completing the Transactions. We expect to incur substantial additional expenses in connection with migrating the Sprint customer base and integrating T-Mobile’s and Sprint’s businesses, operations, policies and procedures and compliance with the Government Commitments. While we have assumed that a certain level of transaction-related expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses could exceed the costs historically borne by us and offset the expected synergies.

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
•difficulties in integrating employees;
•the need to address possible differences in corporate cultures, management philosophies, and compensation structures;
•challenges in retaining existing customers and obtaining new customers;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•any disruptions to the operations and business in the Shentel service area following the Company’s acquisition of Wireless Assets (as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) as a result of the transition of such assets to the Company;
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

In connection with the Merger, we are evaluating the long-term billing system architecture strategy for our customers. Our long-term strategy is to migrate Sprint’s legacy customers onto T-Mobile’s existing billing platforms. We will operate and maintain multiple billing systems until such conversion is completed. Any unanticipated difficulties, disruption, or significant delays could have adverse operational, financial, and reputational effects on our business.

Following the closing of the Merger, we are operating and maintaining multiple billing systems. We expect to continue to do so until successful conversion of Sprint’s legacy customers to T-Mobile’s existing billing platforms. We may encounter unanticipated difficulties or experience delays in the ongoing integration efforts with respect to billing, causing major system or business disruptions. In addition, we or our supporting vendors may experience errors, cyber-attacks or other operational disruptions that could negatively impact us and over which we may have limited control. Interruptions and/or failure of these billing systems could disrupt our operations and impact our ability to provide or bill for our services, retain customers, attract new customers or negatively impact overall customer experience. Any occurrence of the foregoing could cause material adverse effects on our operations and financial condition, and/or material weaknesses in our internal control over financial reporting and reputational damage.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our properties are best described on a collective basis, as no individual property is material. Our property and equipment consists of the following:

	December 31, 2021	December 31, 2020
Wireless communication systems	66%	64%
Land, buildings and building equipment	5%	5%
Data processing equipment and other	29%	31%
Total	100%	100%

Wireless communication systems primarily consist of assets used to operate our wireless network and information technology data centers, including switching equipment, radio frequency equipment, tower assets, construction in progress and leasehold improvements related to the wireless network and assets related to the liability for the retirement of long-lived assets.

Land, buildings and building equipment primarily consist of land and land improvements, central office buildings or any other buildings that house network equipment, buildings used for administrative and other purposes, related construction in progress and certain network service equipment.

Data processing equipment and other primarily consists of data processing equipment, office equipment, capitalized software, leased wireless devices, construction in progress and leasehold improvements.

We also lease distributed antenna system and small cell sites, as well as properties throughout the United States that contain data and switching centers, customer call centers, retail locations, warehouses and administrative spaces.

Item 3. Legal Proceedings

For more information regarding the legal proceedings in which we are involved, see Note 2 – Business Combinations and Note 17 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TMUS.” We are included within the S&P 500 in the Wireless Telecommunication Services GICS (Global Industry Classification Standard) Sub-Industry index. As of January 31, 2022, there were 15,953 registered stockholders of record of our common stock, but we estimate the total number of stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

We have never paid or declared any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Our credit facilities and indentures governing our long-term debt to affiliates and third parties contain covenants that, among other things, restrict our ability to declare or pay dividends on our common stock. We currently intend to use future earnings, if any, to invest in our business and for general corporate purposes, including the integration of T-Mobile’s and Sprint’s businesses, the continued build-out of our 5G network and potential share repurchases as appropriate. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, of our common stock will be the sole source of potential gain.

Performance Graph

The graph below compares the five-year cumulative total returns of T-Mobile, the S&P 500 index, the NASDAQ Composite index and the Dow Jones US Mobile Telecommunications TSM index. The graph tracks the performance of a $100 investment, with the reinvestment of all dividends, from December 31, 2016 to December 31, 2021.

The five-year cumulative total returns of T-Mobile, the S&P 500 index, the NASDAQ Composite index and the Dow Jones US Mobile Telecommunications TSM index, as illustrated in the graph above, are as follows:

	At December 31,
	2016	2017	2018	2019	2020	2021
T-Mobile US, Inc.	$100.00	$110.43	$110.61	$136.36	$234.48	$201.67
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
Dow Jones US Mobile Telecommunications TSM	100.00	102.26	121.69	138.00	150.47	137.48

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

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
•Context to the consolidated financial statements; and
•Information that allows assessment of the likelihood that past performance is indicative of future performance.

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

Our MD&A is provided as a supplement to, and should be read together with, our audited consolidated financial statements as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, included in Part II, Item 8 of this Form 10-K. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

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

For more information regarding the Merger, see Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements.

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

For more information regarding our acquisition of the Wireless Assets, see Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements.

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

Transaction and restructuring costs are disclosed in Note 2 – Business Combinations and Note 18 – Restructuring Costs, respectively, of the Notes to the Consolidated Financial Statements. Merger-related costs have been excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Cash payments for Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities on our Consolidated Statements of Cash Flows.

Merger-related costs are presented below:

(in millions)	Year Ended December 31,			2021 Versus 2020		2020 Versus 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$1,015	$646	$—	$369	57%	$646	NM
Cost of equipment sales	1,018	6	—	1,012	NM	6	NM
Selling, general and administrative	1,074	1,263	620	(189)	(15)%	643	104%
Total Merger-related costs	$3,107	$1,915	$620	$1,192	62%	$1,295	209%

Cash payments for Merger-related costs	$2,170	$1,493	$442	$677	45%	$1,051	238%
NM - Not Meaningful

Merger-related costs will be impacted by restructuring and integration activities expected to occur through the end of fiscal year 2023, as we implement initiatives to realize cost efficiencies from the Merger and our acquisitions of affiliates. Transaction costs, including legal and professional service fees related to the completion of the Merger and acquisitions of affiliates, are expected to continue to decrease.

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

Anticipated Impacts

We expect to incur a total of $12.0 billion of Merger-related costs, excluding capital expenditures, of which $6.5 billion has been incurred since the beginning of 2018, including $700 million of costs incurred by Sprint prior to the Merger.

Our remaining integration and restructuring activities are expected to occur over the next two years with substantially all costs incurred by the end of fiscal year 2023. We expect to incur total Merger-related costs, excluding capital expenditures, of $5.5 billion to complete our remaining integration and restructuring activities, $4.5 billion to $5.0 billion of which is expected to be incurred in fiscal year 2022. We are evaluating additional restructuring initiatives which are dependent on consultations and negotiation with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments. We expect our principal sources of funding to be sufficient to meet our liquidity requirements and anticipated payments associated with the restructuring initiatives.

As a result of our ongoing restructuring activities, we expect to realize cost efficiencies by eliminating redundancies within our combined network as well as other business processes and operations. We expect these activities to result in a reduction of expenses in Cost of services and Selling, general and administrative on our Consolidated Statements of Comprehensive Income.

For more information regarding our restructuring activities, see Note 18 – Restructuring Costs of the Notes to the Consolidated Financial Statements.

Cyberattack

As we previously reported, we were subject to a criminal cyberattack involving unauthorized access to T-Mobile’s systems. We became aware of a potential issue on August 12, 2021. We immediately began a forensic investigation and engaged cybersecurity experts to assist with the assessment of the incident and to help determine what data was impacted. As we previously reported, we promptly located and closed the unauthorized access to our systems. Our investigation uncovered that the perpetrator illegally gained access to certain areas of our systems on or about March 18, 2021, but only gained access to and took data of current, former and prospective customers beginning on or about August 3, 2021.

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

Also as previously reported, our forensic investigation took time and was completed in October 2021, although our overall investigation into the incident is ongoing. As a result of our forensic investigation, we believe we have a full view of the data compromised. We have no evidence that individual financial account numbers, such as full credit or debit card numbers, were accessed or taken in relation to the August 2021 cyberattack.

Throughout our forensic investigation of the August 2021 cyberattack, our top priority was to support those individuals impacted by the cyberattack. We sent notifications to our customers and customer accounts whose names, dates of birth, Social Security numbers (“SSNs”)/Tax Identifiers (“Tax IDs”) and driver’s license/identification numbers (“ID Numbers”) were taken, consistent with state and federal requirements, including to approximately 7.8 million current customer accounts and approximately 40.0 million former and prospective customers. We also notified an additional 1.9 million former and prospective customers who had their names, dates of birth and ID Numbers (but not valid SSNs/Tax IDs) taken.

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

As described above, supporting individuals impacted by the August 2021 cyberattack was a top priority. As previously reported, this support included:
•Offering two years of free identity protection services with McAfee’s ID Theft Protection Service to any person who believes they may be affected;
•Recommending that all eligible customers sign up for free scam-blocking protection through Scam Shield;
•Supporting individuals impacted by the August 2021 cyberattack with additional best practices and practical security steps such as resetting PINs and passwords; and
•Publishing a customer support webpage that includes information and access to these tools at https://www.t-mobile.com/brand/data-breach-20211.
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

We have incurred certain cyberattack-related expenses that were not material and expect to continue to incur additional expenses in future periods, including costs to remediate the attack, provide additional customer support and enhance customer protection, only some of which may be covered and reimbursable by insurance. We also intend to commit substantial additional resources towards cybersecurity initiatives over the next several years.

It is not possible to precisely measure the amount of lost revenue, if any, directly attributable to the August 2021 cyberattack. We are unable to predict the full impact of the August 2021 cyberattack on customer behavior in the future, including whether a change in our customers’ behavior could negatively impact our results of operations on an ongoing basis. Accordingly, we are not able to predict with any certainty any possible future impact to our revenues or expenses attributable to the August 2021 cyberattack, which could have a material adverse effect on our future results.

As a result of the attack, we are subject to numerous arbitration demands and lawsuits, including class action lawsuits, and regulatory inquiries as described in Note 17 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements and Part I, Item 3. Legal Proceedings, and we could be subject to additional lawsuits and inquiries. We are cooperating fully with regulators in connection with the inquiries, though we cannot predict the timing or outcome of any of these inquiries. In light of the inherent uncertainties involved in such matters and based on the information currently available to us, as of the date of this Annual Report, we have not recorded any accruals for losses related to the above proceedings and inquiries as any such amounts (or ranges of amounts) are not probable or estimable at this time. We believe it is reasonably possible that we could incur losses associated with these proceedings and inquiries, and the Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries, including ongoing costs related thereto, could be material to our business, reputation, financial condition, cash flows and operating results in future periods.

COVID-19 Pandemic

The Pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, and has caused significant volatility in the U.S. and international debt and equity markets. The impact of the Pandemic has been wide-ranging, including, but not limited to, the temporary closures of many businesses and schools, “shelter in place” orders, travel restrictions, social distancing guidelines and other governmental, business and individual actions taken in response to the Pandemic. These restrictions have impacted, and will continue to impact, our business, including the demand for our products and services and the ways in which our customers purchase and use them. In addition, the Pandemic has resulted in economic uncertainty, which could affect our customers’ purchasing decisions and ability to make timely payments. The availability of vaccines, as well as our continued social distancing measures and incremental cleaning efforts, have facilitated the continued operation of our retail stores. Additionally, we have implemented testing policies for our on-site employees to help reduce transmission. We will continue to monitor the Pandemic and its impacts and may adjust our actions as needed to continue to provide our products and services to our communities and employees.

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

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Year Ended December 31,			2021 Versus 2020		2020 Versus 2019
(in millions)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Revenues
Postpaid revenues	$42,562	$36,306	$22,673	$6,256	17%	$13,633	60%
Prepaid revenues	9,733	9,421	9,543	312	3%	(122)	(1)%
Wholesale revenues	3,751	2,590	1,279	1,161	45%	1,311	103%
Other service revenues	2,323	2,078	1,005	245	12%	1,073	107%
Total service revenues	58,369	50,395	34,500	7,974	16%	15,895	46%
Equipment revenues	20,727	17,312	9,840	3,415	20%	7,472	76%
Other revenues	1,022	690	658	332	48%	32	5%
Total revenues	80,118	68,397	44,998	11,721	17%	23,399	52%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	13,934	11,878	6,622	2,056	17%	5,256	79%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	22,671	16,388	11,899	6,283	38%	4,489	38%
Selling, general and administrative	20,238	18,926	14,139	1,312	7%	4,787	34%
Impairment expense	—	418	—	(418)	(100)%	418	NM
Depreciation and amortization	16,383	14,151	6,616	2,232	16%	7,535	114%
Total operating expenses	73,226	61,761	39,276	11,465	19%	22,485	57%
Operating income	6,892	6,636	5,722	256	4%	914	16%
Other income (expense)
Interest expense	(3,189)	(2,483)	(727)	(706)	28%	(1,756)	242%
Interest expense to affiliates	(173)	(247)	(408)	74	(30)%	161	(39)%
Interest income	20	29	24	(9)	(31)%	5	21%
Other expense, net	(199)	(405)	(8)	206	(51)%	(397)	4,963%
Total other expense, net	(3,541)	(3,106)	(1,119)	(435)	14%	(1,987)	178%
Income from continuing operations before income taxes	3,351	3,530	4,603	(179)	(5)%	(1,073)	(23)%
Income tax expense	(327)	(786)	(1,135)	459	(58)%	349	(31)%
Income from continuing operations	3,024	2,744	3,468	280	10%	(724)	(21)%
Income from discontinued operations, net of tax	—	320	—	(320)	(100)%	320	NM
Net income	$3,024	$3,064	$3,468	$(40)	(1)%	$(404)	(12)%

Statement of Cash Flows Data
Net cash provided by operating activities	$13,917	$8,640	$6,824	$5,277	61%	$1,816	27%
Net cash used in investing activities	(19,386)	(12,715)	(4,125)	(6,671)	52%	(8,590)	208%
Net cash provided by (used in) financing activities	1,709	13,010	(2,374)	(11,301)	(87)%	15,384	(648)%
Non-GAAP Financial Measures
Adjusted EBITDA	26,924	24,557	13,383	2,367	10%	11,174	83%
Core Adjusted EBITDA	23,576	20,376	12,784	3,200	16%	7,592	59%
Free Cash Flow, excluding gross payments for the settlement of interest rate swaps	5,646	3,001	4,319	2,645	88%	(1,318)	(31)%
NM - Not Meaningful

The following discussion and analysis is for the year ended December 31, 2021, compared to the same period in 2020 unless otherwise stated. For a discussion and analysis of the year ended December 31, 2020, compared to the same period in 2019, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021.

On April 1, 2020, we closed our Merger with Sprint. The Merger was accounted for as business combination and our results are inclusive of the acquired Sprint operations prospectively from the Merger close date. Our results of operations described below are impacted by a full year of Sprint results included in fiscal year 2021 compared to nine months of Sprint results included in fiscal year 2020.

Total revenues increased $11.7 billion, or 17%. The components of these changes are discussed below.

Postpaid revenues increased $6.3 billion, or 17%, primarily from:

•Higher average postpaid accounts; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues increased $312 million, or 3%, primarily from:

•Higher prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A; and
•Higher average prepaid customers.

Wholesale revenues increased $1.2 billion, or 45%, primarily from:

•Our Master Network Service Agreement with DISH, which went into effect on July 1, 2020; and
•The success of our other MVNO relationships.

Other service revenues increased $245 million, or 12%, primarily from:

•Higher Lifeline revenues, primarily associated with operations acquired in the Merger; and
•Inclusion of wireline operations acquired in the Merger; partially offset by
•Lower advertising revenues.

Equipment revenues increased $3.4 billion, or 20%, primarily from:

•An increase of $3.5 billion in device sales revenue, excluding purchased leased devices, primarily from:
•An increase in the number of devices sold due to a larger customer base as a result of the Merger, switching activity returning to more normalized levels compared to the muted conditions from the Pandemic in the prior year, a higher upgrade rate and the planned shift in device financing from leasing to EIP; and
•Higher average revenue per device sold driven by an increased mix of phone versus other devices, partially offset by an increase in promotional activities;
•An increase of $373 million in sales of accessories, due to increased retail store traffic, compared to lower retail traffic in the prior period due to closures arising from the Pandemic, and a larger customer base as a result of the Merger;
•An increase of $221 million in liquidation revenues, primarily due to a higher volume of returned devices and an increase in the high-end device mix; partially offset by
•A decrease of $833 million in lease revenues due to a lower number of customer devices under lease as a result of the planned shift in device financing from leasing to EIP.

Other revenues increased $332 million, or 48%, primarily from:

•Higher revenues from our device recovery program; and
•Higher interest income on our EIP receivables from the planned shift in device financing from leasing to EIP.

Operating expenses increased $11.5 billion, or 19%. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $2.1 billion, or 17%, primarily from:

•An increase in expenses associated with leases and utilities primarily due to the Merger and the continued build-out of our nationwide 5G network, including a new tower master lease agreement in 2020;
•An increase of $369 million in Merger-related costs including incremental costs associated with network decommissioning and integration; and
•Higher employee-related and benefit-related costs primarily due to increased average headcount as a result of the Merger; partially offset by
•Higher realized Merger synergies, including a decrease in expenses associated with backhaul due to the termination of certain agreements acquired in the Merger.

Cost of equipment sales, exclusive of depreciation and amortization, increased $6.3 billion, or 38%, primarily from:

•An increase of $5.9 billion in device cost of equipment sales, excluding purchased leased devices, primarily from:
•An increase in the number of devices sold due to a larger customer base as a result of the Merger, switching activity returning to more normalized levels relative to the muted conditions from the Pandemic in the prior year, a higher upgrade rate and the planned shift in device financing from leasing to EIP; and
•Higher average costs per device sold due to an increased mix of phone versus other devices; and
•An increase of $212 million in cost of accessories, due to increased retail store traffic, compared to lower retail traffic in the prior period due to closures arising from the Pandemic, and a larger customer base as result of the Merger.
•Merger-related costs, primarily related to moving Sprint customers to devices that are compatible with the T-Mobile network, were $1.0 billion for the year ended December 31, 2021, compared to $6 million for the year ended December 31, 2020.

Selling, general and administrative expenses increased $1.3 billion, or 7%, primarily from:

•Higher advertising expense relative to the muted Pandemic-driven conditions in the prior period;
•Higher external labor and professional services primarily from the Merger;
•Higher employee-related costs due to an increase in the average number of employees primarily from the Merger; and
•Higher commissions primarily due to compensation structure changes and higher customer addition volumes; partially offset by
•Higher realized Merger synergies; and
•Lower bad debt expense primarily due to the release of estimated bad debt reserves established in the prior year associated with macro-economic impact of the Pandemic.
•Selling, general and administrative expenses for the year ended December 31, 2020, included $458 million of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs. There were insignificant COVID-19 costs for the year ended December 31, 2021.
•Selling, general and administrative expenses for the year ended December 31, 2021, included $1.1 billion of Merger-related costs primarily related to integration, restructuring and legal-related expenses, compared to $1.3 billion of Merger-related costs for the year ended December 31, 2020.

Impairment expense decreased $418 million, or 100%, primarily from:

•A $218 million impairment on the goodwill in the Layer3 reporting unit in 2020; and
•A $200 million impairment on the capitalized software development costs related to our postpaid billing system replacement in 2020.
•There was no impairment expense for the year ended December 31, 2021.

Depreciation and amortization increased $2.2 billion, or 16%, primarily from:

•Higher depreciation expense, excluding leased devices, from the continued build-out of our nationwide 5G network;
•Accelerated depreciation expense on certain assets due to our Merger integration; and
•Higher amortization from intangible assets, primarily due to a full year of amortization of intangible assets acquired in the Merger.

Operating income, the components of which are discussed above, increased $256 million, or 4%.

Interest expense increased $706 million, or 28%, primarily from:

•Higher average debt outstanding due to debt assumed in the Merger and the issuance of debt; and
•Lower capitalized interest; partially offset by
•A lower average effective interest rate due to refinancing of existing debt at lower rates.

Interest expense to affiliates decreased $74 million, or 30%, primarily from:

•Lower average debt outstanding due to the redemption of debt; partially offset by
•Lower capitalized interest.

Other expense, net decreased $206 million, or 51%, primarily from lower losses on the extinguishment of debt.

Income from continuing operations before income taxes, the components of which are discussed above, was $3.4 billion and $3.5 billion for the years ended December 31, 2021 and 2020, respectively.

Income tax expense decreased $459 million, or 58%, primarily from:

•Tax benefits associated with legal entity reorganization related to historical Sprint entities, including a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions;
•Lower Income from continuing operations before income taxes; and
•Increased benefits from tax credits.

Our effective tax rate was 9.8% and 22.3% for the years ended December 31, 2021 and 2020, respectively.

Income from continuing operations was $3.0 billion and $2.7 billion for the years ended December 31, 2021 and 2020, respectively. The change in Income from continuing operations was primarily due to the items discussed above.

Income from discontinued operations, net of tax was $320 million for the year ended December 31, 2020 and consisted of the results of the Prepaid Business that was divested on July 1, 2020. There were no discontinued operations for the year ended December 31, 2021.

Net income, the components of which are discussed above, decreased $40 million, or 1%, and included the following:

•Merger-related costs, net of tax, of $2.3 billion for the year ended December 31, 2021, compared to $1.5 billion for the year ended December 31, 2020;
•Impairment expense of $366 million, net of tax, for the year ended December 31, 2020, compared to no impairment expense for the year ended December 31, 2021; and
•The negative impact of supplemental employee payroll, third-party commissions and cleaning-related COVID-19 costs, net of tax, of $339 million for the year ended December 31, 2020, compared to an insignificant impact for the year ended December 31, 2021.

Guarantor Financial Information

In connection with our Merger with Sprint, we assumed certain registered debt to third parties issued by Sprint, Sprint Communications LLC, formerly known as Sprint Communications, Inc. (“Sprint Communications”) and Sprint Capital Corporation (collectively, the “Sprint Issuers”). Amounts previously disclosed for the estimated values of certain acquired assets and liabilities assumed have been adjusted based on additional information arising subsequent to the initial valuation. These revisions to the estimated values did not have a significant impact on our summarized financial information for the consolidated obligor group.

Pursuant to the applicable indentures and supplemental indentures, the Senior Notes to affiliates and third parties issued by T-Mobile USA, Inc. and the Sprint Issuers (collectively, the “Issuers”) are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of Parent’s 100% owned subsidiaries (“Guarantor Subsidiaries”).

Pursuant to the applicable indentures and supplemental indentures, the Senior Secured Notes to third parties issued by T-Mobile USA, Inc. are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Parent and the Guarantor Subsidiaries, except for the Guarantees of Sprint, Sprint Communications and Sprint Capital Corporation, which are provided on a senior unsecured basis.

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

Basis of Presentation

The following tables include summarized financial information of the obligor groups of debt issued by T-Mobile USA, Inc., Sprint, Sprint Communications and Sprint Capital Corporation. The summarized financial information of each obligor group is presented on a combined basis with balances and transactions within the obligor group eliminated. Investments in and the equity in earnings of non-guarantor subsidiaries, which would otherwise be consolidated in accordance with U.S. GAAP, are excluded from the below summarized financial information pursuant to SEC Regulation S-X Rule 13-01.

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	December 31, 2021	December 31, 2020
Current assets	$19,522	$22,638
Noncurrent assets	174,980	165,294
Current liabilities	22,195	19,982
Noncurrent liabilities	115,126	112,930
Due to non-guarantors	8,208	7,433
Due to related parties	3,842	4,873
Due from related parties	27	22

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

	Year Ended December 31, 2021	Year Ended December 31, 2020
(in millions)
Total revenues	$78,538	$67,112
Operating income	3,835	4,335
Net income	402	1,148
Revenue from non-guarantors	1,769	1,496
Operating expenses to non-guarantors	2,655	2,127
Other expense to non-guarantors	(148)	(114)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint and Sprint Communications is presented in the table below:

(in millions)	December 31, 2021	December 31, 2020
Current assets	$11,969	$2,646
Noncurrent assets	10,347	26,278
Current liabilities	15,136	4,209
Noncurrent liabilities	70,262	65,161
Due from non-guarantors	1,787	25,993
Due to related parties	3,842	4,786
Due from related parties	27	—

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint and Sprint Communications, since the acquisition of Sprint on April 1, 2020, is presented in the table below:

	Year Ended December 31, 2021	Nine Months Ended December 31, 2020
(in millions)
Total revenues	$7	$10
Operating loss	(751)	(15)
Net loss	(2,161)	(2,229)
Revenue from non-guarantors	2	6
Other income, net, from non-guarantors	1,706	1,084

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	December 31, 2021	December 31, 2020
Current assets	$11,969	$2,646
Noncurrent assets	19,375	35,330
Current liabilities	15,208	4,281
Noncurrent liabilities	75,753	70,253
Due from non-guarantors	10,814	35,046
Due to related parties	3,842	4,786
Due from related parties	27	—

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation, since the acquisition of Sprint on April 1, 2020, is presented in the table below:

	Year Ended December 31, 2021	Nine Months Ended December 31, 2020
(in millions)
Total revenues	$7	$10
Operating loss	(751)	(15)
Net loss	(2,590)	(2,165)
Revenue from non-guarantors	2	6
Other income, net, from non-guarantors	2,076	1,085

Affiliates Whose Securities Collateralize the Senior Secured Notes

For a description of the collateral arrangements relating to securities of affiliates that collateralize the Senior Secured Notes, please refer to the section entitled “Affiliates Whose Securities Collateralize the Notes and the Guarantees” in the Company’s Registration Statement on Form S-4/A filed with the SEC on April 21, 2021, which section is incorporated herein by reference.

The assets, liabilities and results of operations of the combined affiliates whose securities are pledged as Collateral are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company.

Performance Measures

In managing our business and assessing financial performance, we supplement the information provided by our consolidated financial statements with other operating or statistical data and non-GAAP financial measures. These operating and financial measures are utilized by our management to evaluate our operating performance and, in certain cases, our ability to meet liquidity requirements. Although companies in the wireless industry may not define each of these measures in precisely the same way, we believe that these measures facilitate comparisons with other companies in the wireless industry on key operating and financial measures.

The performance measures presented below include the impact of the Merger on a prospective basis from the close date of April 1, 2020 and the impact of the acquisition of the Wireless Assets from Shentel on a prospective basis from the close date of July 1, 2021. Historical results prior to the respective close dates have not been retroactively adjusted.

Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Customers are qualified either for postpaid service utilizing phones, High Speed Internet, wearables, DIGITS or other connected devices, which include tablets and SyncUp products, where they generally pay after receiving service, or prepaid service, where they generally pay in advance of receiving service.

The following table sets forth the number of ending customers:

	As of December 31,			2021 Versus 2020		2020 Versus 2019
(in thousands)	2021	2020	2019	#	%	#	%
Customers, end of period
Postpaid phone customers (1)(2)	70,262	66,618	40,345	3,644	5%	26,273	65%
Postpaid other customers (1)(2)	17,401	14,732	6,689	2,669	18%	8,043	120%
Total postpaid customers	87,663	81,350	47,034	6,313	8%	34,316	73%
Prepaid customers (1)	21,056	20,714	20,860	342	2%	(146)	(1)%
Total customers	108,719	102,064	67,894	6,655	7%	34,170	50%
Acquired customers, net of base adjustments (1)(2)	818	29,228	(616)	(28,410)	(97)%	29,844	NM
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
NM - Not Meaningful

Total customers increased 6,655,000, or 7%, primarily from:

•Higher postpaid phone customers, primarily due to the continued success of new customer segments and rate plans, and continued growth in existing and new markets, along with targeted promotional activity and increased retail store traffic, compared to lower retail traffic in the prior period due to closures arising from the Pandemic;
•Higher postpaid other customers, primarily due to growth in other connected devices, including growth in wearable products, High Speed Internet, and public and educational sector customers; and
•Higher prepaid customers, primarily due to the continued success of our prepaid business due to promotional activity and rate plan offers.

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
(7)     Miscellaneous insignificant adjustments to align with T-Mobile policy.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Year Ended December 31,			2021 Versus 2020		2020 Versus 2019
(in thousands)	2021	2020	2019	#	%	#	%
Net customer additions
Postpaid phone customers	2,917	2,218	3,121	699	32%	(903)	(29)%
Postpaid other customers	2,578	3,268	1,394	(690)	(21)%	1,874	134%
Total postpaid customers	5,495	5,486	4,515	9	NM	971	22%
Prepaid customers	342	145	339	197	136%	(194)	(57)%
Total customers	5,837	5,631	4,854	206	4%	777	16%
Acquired customers, net of base adjustments	818	29,228	(616)	(28,410)	(97)%	29,844	NM
NM - Not Meaningful

Total net customer additions increased 206,000, or 4%, primarily from:

•Higher postpaid phone net customer additions, primarily due to increased retail store traffic, compared to lower retail traffic in the prior period due to closures arising from the Pandemic, partially offset by higher churn; and
•Higher prepaid net customer additions, primarily due to lower churn; partially offset by
•Lower postpaid other net customer additions, primarily due to elevated gross additions in the prior period related to the public and educational sector resulting from the Pandemic and higher disconnects from an increased customer base, partially offset by growth in High Speed Internet. High Speed Internet net customer additions were 546,000 and 87,000 for the years ended December 31, 2021 and 2020, respectively.

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

The following table sets forth the churn:

	Year Ended December 31,			Bps Change 2021 Versus 2020	Bps Change 2020 Versus 2019
	2021	2020	2019
Postpaid phone churn	0.98%	0.90%	0.89%	8 bps	1 bps
Prepaid churn	2.83%	3.03%	3.82%	-20 bps	-79 bps

Postpaid phone churn increased 8 basis points, primarily from:

•Higher churn from customers acquired in the Merger; and
•More normalized switching activity relative to the muted Pandemic-driven conditions a year ago.

Prepaid churn decreased 20 basis points, primarily from:

•Promotional activity; and
•Improved quality of recently acquired customers.

Total Postpaid Accounts

A postpaid account is generally defined as a billing account number that generates revenue. Postpaid accounts generally consist of customers that are qualified for postpaid service utilizing phones, High Speed Internet, wearables, DIGITS or other connected devices, which include tablets and SyncUp products, where they generally pay after receiving service.

	As of December 31,			2021 Versus 2020		2020 Versus 2019
(in thousands)	2021	2020	2019	# Change	% Change	# Change	% Change
Total postpaid customer accounts (1)(2)	27,216	25,754	15,047	1,462	6%	10,707	71%
(1)     Includes accounts acquired in connection with the Merger and certain account base adjustments. See Account Base Adjustments table below.
(2)    In the first quarter of 2021, we acquired 4,000 postpaid accounts through our acquisition of an affiliate. In the third quarter of 2021, we acquired 270,000 postpaid accounts through our acquisition of the Wireless Assets of Shentel.

Total postpaid customer accounts increased 1,462,000, or 6%, primarily due to the continued success of new customer segments and rate plans, continued growth in existing and new markets, including our High Speed Internet product, along with targeted promotional activity and increased retail store traffic compared to the prior period due to closures arising from the Pandemic.

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
(3)     Accounts with customers who have rate plans with monthly recurring charges that are considered insignificant have been excluded from our reported accounts.
(4)     Certain Sprint accounts subject to collection activity for an extended period of time have been excluded from our reported accounts to align with T-Mobile policy.
(5)     Miscellaneous insignificant adjustments to align with T-Mobile policy.

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	As of December 31,			2021 Versus 2020		2020 Versus 2019
(in thousands)	2021	2020	2019	# Change	% Change	# Change	% Change
Postpaid net account additions	1,188	566	1,018	622	110%	(452)	(44)%

Postpaid net account additions increased 622,000, or 110%, primarily due to the continued success of new customer segments and rate plans, continued growth in existing and new markets, including our High Speed Internet product, along with targeted promotional activity and increased retail store traffic compared to the prior period due to closures arising from the Pandemic.

Average Revenue Per User

ARPU represents the average monthly service revenue earned from customers. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue per customer and assist in forecasting our future service revenues generated from our customer base. Postpaid phone ARPU excludes postpaid other customers and related revenues, which include High Speed Internet, wearables, DIGITS and other connected devices such as tablets and SyncUp products.

The following table illustrates the calculation of our operating measure ARPU and reconciles this measure to the related service revenues:

(in millions, except average number of customers and ARPU)	Year Ended December 31,			2021 Versus 2020		2020 Versus 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Calculation of Postpaid Phone ARPU
Postpaid service revenues	$42,562	$36,306	$22,673	$6,256	17%	$13,633	60%
Less: Postpaid other revenues	(3,408)	(2,367)	(1,344)	(1,041)	44%	(1,023)	76%
Postpaid phone service revenues	39,154	33,939	21,329	5,215	15%	12,610	59%
Divided by: Average number of postpaid phone customers (in thousands) and number of months in period	68,327	59,249	38,602	9,078	15%	20,647	53%
Postpaid phone ARPU	$47.75	$47.74	$46.04	$0.01	NM	$1.70	4%
Calculation of Prepaid ARPU
Prepaid service revenues	$9,733	$9,421	$9,543	$312	3%	$(122)	(1)%
Divided by: Average number of prepaid customers (in thousands) and number of months in period	20,909	20,594	20,955	315	2%	(361)	(2)%
Prepaid ARPU	$38.79	$38.12	$37.95	$0.67	2%	$0.17	—%
NM - Not Meaningful

Postpaid Phone ARPU

Postpaid phone ARPU was essentially flat and was primarily impacted by:

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

Prepaid ARPU

Prepaid ARPU increased $0.67, or 2%, primarily due to:

•Higher premium services; and
•Higher revenues due to improved rate plan mix; partially offset by
•A reduction in certain non-recurring charges.

Average Revenue Per Account

Average Revenue per Account (“ARPA”) represents the average monthly postpaid service revenue earned per account. We believe postpaid ARPA provides management, investors and analysts with useful information to assess and evaluate our postpaid service revenue realization and assist in forecasting our future postpaid service revenues on a per account basis. We consider postpaid ARPA to be indicative of our revenue growth potential given the increase in the average number of postpaid phone customers per account and increases in postpaid other customers, including High Speed Internet, wearables, DIGITS or other connected devices, which include tablets and SyncUp products.

The following table illustrates the calculation of our operating measure ARPA and reconciles this measure to the related service revenues:

(in millions, except average number of accounts, ARPA)	Year Ended December 31,			2021 Versus 2020		2020 Versus 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Calculation of Postpaid ARPA
Postpaid service revenues	$42,562	$36,306	$22,673	$6,256	17%	$13,633	60%
Divided by: Average number of postpaid accounts (in thousands) and number of months in period	26,464	22,959	14,486	3,505	15%	8,473	58%
Postpaid ARPA	$134.03	$131.78	$130.43	$2.25	2%	$1.35	1%

Postpaid ARPA increased $2.25, or 2%, primarily from:

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

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,			2021 Versus 2020		2020 Versus 2019
(in millions)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Net income	$3,024	$3,064	$3,468	$(40)	(1)%	$(404)	(12)%
Adjustments:
Income from discontinued operations, net of tax	—	(320)	—	320	(100)%	(320)	NM
Income from continuing operations	3,024	2,744	3,468	280	10%	(724)	(21)%
Interest expense	3,189	2,483	727	706	28%	1,756	242%
Interest expense to affiliates	173	247	408	(74)	(30)%	(161)	(39)%
Interest income	(20)	(29)	(24)	9	(31)%	(5)	21%
Other expense, net	199	405	8	(206)	(51)%	397	4,963%
Income tax expense	327	786	1,135	(459)	(58)%	(349)	(31)%
Operating income	6,892	6,636	5,722	256	4%	914	16%
Depreciation and amortization	16,383	14,151	6,616	2,232	16%	7,535	114%
Operating income from discontinued operations (1)	—	432	—	(432)	(100)%	432	NM
Stock-based compensation (2)	521	516	423	5	1%	93	22%
Merger-related costs	3,107	1,915	620	1,192	62%	1,295	209%
COVID-19-related costs	—	458	—	(458)	(100)%	458	NM
Impairment expense	—	418	—	(418)	(100)%	418	NM
Other, net (3)	21	31	2	(10)	(32)%	29	1,450%
Adjusted EBITDA	26,924	24,557	13,383	2,367	10%	11,174	83%
Lease revenues	(3,348)	(4,181)	(599)	833	(20)%	(3,582)	598%
Core Adjusted EBITDA	$23,576	$20,376	$12,784	$3,200	16%	$7,592	59%
Net income margin (Net income divided by Service revenues)	5%	6%	10%		-100 bps		-400 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	46%	49%	39%		-300 bps		1000 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	40%	40%	37%		— bps		300 bps
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
(2)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense in the consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.
(3)Other, net may not agree with the Consolidated Statements of Comprehensive Income primarily due to certain non-routine operating activities, such as other special items that would not be expected to reoccur or are not reflective of T-Mobile’s ongoing operating performance, and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA.

Core Adjusted EBITDA increased $3.2 billion, or 16%, for the year ended December 31, 2021. The components comprising Core Adjusted EBITDA are discussed further above.

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

Adjusted EBITDA increased $2.4 billion, or 10%, for the year ended December 31, 2021. The change was primarily due to the increase in Core Adjusted EBITDA, discussed above, partially offset by a decrease of Lease revenues of $833 million for the year ended December 31, 2021.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of debt and common stock, financing leases, the sale of certain receivables, financing arrangements of vendor payables which effectively extend payment terms and the Revolving Credit Facility (as defined below). Further, the incurrence of additional indebtedness may inhibit our ability to incur new debt under the terms governing our existing and future indebtedness, which may make it more difficult for us to incur new debt in the future to finance our business strategy.

Cash Flows

The following is a condensed schedule of our cash flows:

	Year Ended December 31,			2021 Versus 2020		2020 Versus 2019
(in millions)	2021	2020	2019	$	%	$	%
Net cash provided by operating activities	$13,917	$8,640	$6,824	$5,277	61%	$1,816	27%
Net cash used in investing activities	(19,386)	(12,715)	(4,125)	(6,671)	52%	(8,590)	208%
Net cash provided by (used in) financing activities	1,709	13,010	(2,374)	(11,301)	(87)%	15,384	(648)%

Operating Activities

Net cash provided by operating activities increased $5.3 billion, or 61%, primarily from:

•A $4.8 billion decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Accounts payable and accrued liabilities and Inventories, the one-time impact of $2.3 billion in gross payments for the settlement of interest rate swaps related to Merger financing for the year ended December 31, 2020, included in the use of cash from Other current and long-term liabilities, as well as lower use of cash from Operating lease right-of-use assets, partially offset by higher use of cash from Equipment installment plan receivables and Short- and long-term operating lease liabilities, including a $1.0 billion advance rent payment related to the modification of one of our master lease agreements; and
•A $506 million increase in Net income, adjusted for non-cash income and expense.
•Net cash provided by operating activities includes $2.2 billion and $1.5 billion in payments for Merger-related costs for the years ended December 31, 2021 and 2020, respectively.

Investing Activities

Net cash used in investing activities increased $6.7 billion, or 52%. The use of cash was primarily from:

•$12.3 billion in Purchases of property and equipment, including capitalized interest, from network integration related to the Merger and the continued build-out of our nationwide 5G network;
•$9.4 billion in Purchases of spectrum licenses and other intangible assets, including deposits, primarily due to $8.9 billion paid for spectrum licenses won at the conclusion of Auction 107 in March 2021; and
•$1.9 billion in Acquisitions of companies, primarily due to our acquisition of the Wireless Assets from Shentel; partially offset by
•$4.1 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash provided by financing activities decreased $11.3 billion, or 87%. The source of cash was primarily from:

•$14.7 billion in Proceeds from issuance of long-term debt, net of issuance costs; partially offset by
•$11.1 billion in Repayments of long-term debt;
•$1.1 billion in Repayments of financing lease obligations; and

•$316 million in Tax withholdings on share-based awards.

Cash and Cash Equivalents

As of December 31, 2021, our Cash and cash equivalents were $6.6 billion compared to $10.4 billion at December 31, 2020.

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

In 2021 and 2019, we sold tower sites for proceeds of $40 million and $38 million, respectively, which are included in Proceeds from sales of tower sites within Net cash used in investing activities on our Consolidated Statements of Cash Flows. As these proceeds were from the sale of fixed assets and are used by management to assess cash available for capital expenditures during the year, we determined the proceeds are relevant for the calculation of Free Cash Flow and included them in the table below. Other proceeds from the sale of fixed assets for the periods presented are not significant. We have presented the impact of the sales in the table below, which reconciles Free Cash Flow and Free Cash Flow, excluding gross payments for the settlement of interest rate swaps, to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Year Ended December 31,			2021 Versus 2020		2020 Versus 2019
(in millions)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$13,917	$8,640	$6,824	$5,277	61%	$1,816	27%
Cash purchases of property and equipment	(12,326)	(11,034)	(6,391)	(1,292)	12%	(4,643)	73%
Proceeds from sales of tower sites	40	—	38	40	NM	(38)	(100)%
Proceeds related to beneficial interests in securitization transactions	4,131	3,134	3,876	997	32%	(742)	(19)%
Cash payments for debt prepayment or debt extinguishment costs	(116)	(82)	(28)	(34)	41%	(54)	193%
Free Cash Flow	5,646	658	4,319	4,988	758%	(3,661)	(85)%
Gross cash paid for the settlement of interest rate swaps	—	2,343	—	(2,343)	(100)%	2,343	NM
Free Cash Flow, excluding gross payments for the settlement of interest rate swaps	$5,646	$3,001	$4,319	$2,645	88%	$(1,318)	(31)%
NM - Not Meaningful

Free Cash Flow, excluding gross payments for the settlement of interest rate swaps, increased $2.6 billion, or 88%. The increase was primarily impacted by the following:

•Higher Net cash provided by operating activities, as described above; and
•Higher Proceeds related to beneficial interests in securitization transactions; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest.
•Free Cash Flow, excluding gross payments for settlement of interest rate swaps, includes $2.2 billion and $1.5 billion in payments for Merger-related costs for the years ended December 31, 2021 and 2020, respectively.
•The calculation of Free Cash Flow, excluding gross payments for the settlement of interest rate swaps, excludes the one-time impact of gross payments for the settlement of interest rate swaps related to Merger financing of $2.3 billion for the year ended December 31, 2020.

Borrowing Capacity

We maintain a financing arrangement with Deutsche Bank AG, which allows for up to $108 million in borrowings. Under the financing arrangement, we can effectively extend payment terms for invoices payable to certain vendors. As of December 31, 2021, there were no outstanding balances under such financing arrangement.

We also maintain vendor financing arrangements primarily with our main network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. During the year ended December 31, 2021, we repaid $184 million, associated with the vendor financing arrangements and other financial liabilities. These payments are included in Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities, on our Consolidated Statements of Cash Flows. As of December 31, 2021 and December 31, 2020, the outstanding balance under the vendor financing arrangements and other financial liabilities was $47 million and $240 million, respectively, of which $0 and $122 million, respectively, was assumed in connection with the closing of the Merger.

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $5.5 billion. As of December 31, 2021, there was no outstanding balance under the Revolving Credit Facility.

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

Debt Financing

As of December 31, 2021, our total debt and financing lease liabilities were $76.8 billion, excluding our tower obligations, of which $68.6 billion was classified as long-term debt and $1.5 billion was classified as long-term financing lease liabilities.

During the year ended December 31, 2021, we issued long-term debt for net proceeds of $14.7 billion and redeemed and repaid short- and long-term debt with an aggregate principal amount of $11.3 billion.

For more information regarding our debt financing transactions, see Note 8 – Debt of the Notes to the Consolidated Financial Statements.

Spectrum Auctions

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

In January 2022, the FCC announced that we were the winning bidder of 199 licenses in Auction 110 (mid-band spectrum) for an aggregate purchase price of $2.9 billion. At the inception of Auction 110 in September 2021, we deposited $100 million. We paid the FCC the remaining $2.8 billion for the licenses won in the auction in the first quarter of 2022.

For more information regarding our spectrum licenses, see Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

Shentel Wireless Assets Acquisition

On July 1, 2021, we closed on the acquisition of the Wireless Assets for a cash purchase price of approximately $1.9 billion. For more information regarding the acquisition of the Wireless Assets, see Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of December 31, 2021, we derecognized net receivables of $2.5 billion upon sale through these arrangements.

For more information regarding these off-balance sheet arrangements, see Note 4 – Sales of Certain Receivables of the Notes to the Consolidated Financial Statements.

Future Sources and Uses of Liquidity

We may seek additional sources of liquidity, including through the issuance of additional debt in 2022, to continue to opportunistically acquire spectrum licenses or other assets in private party transactions or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for spectrum acquisitions, or for other assets, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months as well as our longer-term liquidity needs. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption of debt, tower obligations and the execution of our integration plan.

We determine future liquidity requirements, for both operations and capital expenditures, based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses to comply with the Government Commitments, and we are also expected to incur substantial restructuring expenses in connection with integrating and coordinating T-Mobile’s and Sprint’s businesses, operations, policies and procedures. See “Restructuring” of this MD&A. While we have assumed that a certain level of Merger-related expenses will be incurred, factors beyond our control, including required consultation and negotiation with certain counterparties, could affect the total amount or the timing of these expenses. These expenses could exceed the costs historically borne by us and adversely affect our financial condition and results of operations. There are a number of additional risks and uncertainties, including those due to the impact of the Pandemic, that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions on our common stock, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit agreements, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuers or borrowers to loan funds or make payments to Parent. However, the Issuers or borrowers are allowed to make certain permitted payments to Parent under the terms of each of the credit agreements, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of December 31, 2021.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain partners that provide us with the ability to enter into financing leases for network equipment and services. As of December 31, 2021, we have committed to $6.3 billion of financing leases under these financing lease facilities, of which $1.2 billion was executed during the year ended December 31, 2021. We expect to enter into up to an additional $1.2 billion in financing lease commitments during the year ending December 31, 2022.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses, the construction, expansion and upgrading of our network infrastructure and the integration of the networks, spectrum, technology, personnel, customer base and business practices of T-Mobile and Sprint. Property and equipment capital expenditures primarily relate to the integration of our network and spectrum licenses, including acquired Sprint PCS and 2.5 GHz spectrum licenses and existing 600 MHz spectrum licenses as we build out our nationwide 5G network. We expect the majority of our remaining capital expenditures related to these efforts to occur in 2022, after which we currently expect a reduction in capital expenditure requirements.

We expect cash purchases of property and equipment to range from $13.0 billion to $13.5 billion in 2022.

For more information regarding our spectrum licenses, see Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

Stockholder Returns

We have never declared or paid any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We may use excess cash to repurchase shares of our common stock, subject to, among other things, approval by the Board of Directors and our sufficient access to sources liquidity, including potentially debt capital markets.

Contractual Obligations

In connection with the regulatory approvals of the Transactions, we made commitments to various state and federal agencies, including the U.S. Department of Justice (the “DOJ”) and FCC.

For more information regarding these commitments, see Note 17 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

The following table summarizes our material contractual obligations and borrowings as of December 31, 2021, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

(in millions)	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$5,597	$8,448	$10,866	$47,985	$72,896
Interest on long-term debt	3,177	5,416	4,243	16,406	29,242
Financing lease liabilities, including imputed interest	1,161	1,305	164	29	2,659
Tower obligations (2)	415	630	626	329	2,000
Operating lease liabilities, including imputed interest	3,868	8,083	6,314	17,387	35,652
Purchase obligations (3)	4,679	5,595	2,145	1,572	13,991
Spectrum leases and service credits (4)	350	611	591	4,706	6,258
Total contractual obligations	$19,247	$30,088	$24,949	$88,414	$162,698
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
(3)The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contracts. Termination penalties are included in the above table as payments due as of the earliest we could exit the contract, typically in less than one year. For certain contracts that include fixed volume purchase commitments and fixed prices for various products, the purchase obligations are calculated using fixed volumes and contractually fixed prices for the products that are expected to be purchased. This table does not include open purchase orders as of December 31, 2021 under normal business purposes. See Note 17 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements for further information.
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

Subsequent to December 31, 2021, on January 3, 2022, we entered into an agreement (the “Crown Agreement”) with Crown Castle International Corp that will enable us to lease towers from CCI through December 2033, followed by optional renewals. The Crown Agreement amends the pricing for our non-dedicated transportation lines, which includes lit fiber backhaul and small cell circuits. We have committed to an annual volume commitment to execute and deliver 35,000 small cell contracts, including upgrades to existing locations, over the next five years. The minimum commitment for small cells is $1.8 billion through 2039.

Related Party Transactions

We have related party transactions associated with DT, SoftBank or their affiliates in the ordinary course of business, including intercompany servicing and licensing. See Note 19 – Additional Financial Information of the Notes to the Consolidated Financial Statements for further information.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the year ended December 31, 2021, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the year ended December 31, 2021, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to two customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli and Europäisch-Iranische Handelsbank. These services have been terminated or are in the process of being terminated. For the year ended December 31, 2021, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.4 million, and the estimated net profits were less than $0.4 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the year ended December 31, 2021 were less than $0.4 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the year ended December 31, 2021, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the year ended December 31, 2021, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services during the year ended December 31, 2021, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

Critical Accounting Estimates

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

Depreciation

Our property and equipment balance represents a significant component of our consolidated assets. We record property and equipment at cost, and we generally depreciate property and equipment on a straight-line basis over the estimated useful life of the assets. If all other factors were to remain unchanged, we expect that a one-year increase in the useful lives of our in-service property and equipment, exclusive of leased devices, would have resulted in a decrease of approximately $3.5 billion in our 2021 depreciation expense and that a one-year decrease in the useful life would have resulted in an increase of approximately $4.0 billion in our 2021 depreciation expense.

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

We test goodwill on a reporting unit basis by comparing the estimated fair value of the reporting unit to its book value. If the fair value exceeds the book value, then no impairment is measured. As of December 31, 2021, we have identified one reporting unit for which discrete financial information is available and results are regularly reviewed by management: wireless. The wireless reporting unit consists of all the assets and liabilities of T-Mobile US, Inc.

When assessing goodwill for impairment we may elect to first perform a qualitative assessment to determine if the quantitative impairment test is necessary. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative test. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. We employed a qualitative approach to assess the wireless reporting unit. The fair value of the wireless reporting unit is determined using a market approach, which is based on market capitalization. We recognize market capitalization is subject to volatility and will monitor changes in market capitalization to determine whether declines, if any, necessitate an interim impairment review. In the event market capitalization does decline below its book value, we will consider the length, severity and reasons for the decline when assessing whether potential impairment exists, including considering whether a control premium should be added to the market capitalization. We believe short-term fluctuations in share price may not necessarily reflect the underlying aggregate fair value. No events or change in circumstances have occurred that indicate the fair value of the wireless reporting unit may be below its carrying amount at December 31, 2021.

We previously identified Layer3, which consisted of the assets and liabilities of Layer3 TV, Inc. and provided services branded as TVisionTM, as its own reporting unit. However, we wound down our TVisionTM services offering on April 29, 2021 and discrete financial information for Layer3 is no longer available or regularly reviewed by management. Accordingly, we no longer identify Layer3 as its own reporting unit as of December 31, 2021. During the year ended December 31, 2020, while Layer3 was still identified as its own reporting unit, we determined that our enhanced in-home broadband opportunity following the Merger, along with the acquisition of certain content rights, created a strategic shift in our TVisionTM services offering that indicated that the recoverability of the carrying amount of goodwill assigned to the Layer3 reporting unit should be evaluated for impairment. As a result, we completed an interim goodwill impairment evaluation and determined the carrying value of the Layer3 reporting unit exceeded its estimated fair value. Accordingly, we recorded an impairment loss of $218 million for the year ended December 31, 2020, all of which relates to the impairment recognized during the three months ended June 30, 2020. This impairment reduced the goodwill balance previously assigned to the Layer3 reporting unit to zero.

We test spectrum licenses for impairment on an aggregate basis, consistent with our management of the overall business at a national level. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying value. If we do not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the intangible asset is less than its carrying amount, we calculate the estimated fair value of the intangible asset. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized. We estimate fair value using the Greenfield methodology, which is an income approach, to estimate the price at which an orderly transaction to sell the asset would take place between market participants at the measurement date under current market conditions. The Greenfield methodology values the spectrum licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except for the asset to be valued (in this case, spectrum licenses) and makes investments required to build an operation comparable to current use. The value of the spectrum licenses can be considered as equal to the present value of the cash flows of this hypothetical start-up company. We base the assumptions underlying the Greenfield methodology on a combination of market participant data and our historical results, trends and business plans. Future cash flows in the Greenfield methodology are based on estimates and assumptions of market participant revenues, EBITDA margin, network build-out period and a long-term growth rate for a market participant. The cash flows are discounted using a weighted-average cost of capital. No events or change in circumstances have occurred that indicate the fair value of the Spectrum licenses may be below their carrying amount at December 31, 2021.

The valuation approaches utilized to estimate fair value for the purposes of the impairment tests of goodwill and spectrum licenses require the use of assumptions and estimates, which involve a degree of uncertainty. If actual results or future expectations are not consistent with the assumptions used in our estimate of fair value, it may result in the recording of significant impairment charges on goodwill or spectrum licenses. The most significant assumptions within the valuation models are the discount rate, revenues, EBITDA margins, capital expenditures and long-term growth rate.

For more information regarding our impairment assessments, see Note 1 – Summary of Significant Accounting Policies and Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

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

Certain potential sources of financing available to us, including our Revolving Credit Facility, bear interest that is indexed to LIBOR plus a fixed margin. As of December 31, 2021, we did not have outstanding balances under these facilities. See Note 8 – Debt of the Notes to the Consolidated Financial Statements for additional information.

Index for Notes to the Consolidated Financial Statements
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of T-Mobile US, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of T-Mobile US, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Index for Notes to the Consolidated Financial Statements
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

Revenue Recognition - Equipment revenues

As described in Note 1 to the consolidated financial statements, the Company’s revenue includes equipment revenues of $20,727 million for the year ended December 31, 2021, which are generated from the sale or lease of mobile communication devices and accessories. For performance obligations related to equipment contracts, the Company typically transfers control at a point in time when the device or accessory is delivered to, and accepted by, the customer or dealer. Management estimates variable consideration (e.g., device returns or certain payments to indirect dealers) primarily based on historical experience. Promotional equipment installment plan bill credits offered to a customer on an equipment sale that are paid over time and are contingent on the customer maintaining a service contract may result in an extended service contract based on whether a substantive penalty is deemed to exist. Lease revenues are recorded as equipment revenues and recognized as earned on a straight-line basis over the lease term.

The principal considerations for our determination that performing procedures relating to revenue recognition of equipment revenues is a critical audit matter are the significant auditor effort in performing procedures and evaluating audit evidence related to the accuracy and existence of equipment revenues recognized.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the accuracy and existence of equipment revenues recognized. These procedures also included, among others, testing the accuracy and existence of revenue recognized on a test basis by (i) obtaining and inspecting, where applicable, invoices, customer contracts, shipping documents, and cash receipts from customers, and (ii) evaluating reductions to revenues and accruals for promotional bill credits based upon the terms and conditions of the arrangements.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 11, 2022

We have served as the Company’s auditor since 2001.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Balance Sheets

(in millions, except share and per share amounts)	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$6,631	$10,385
Accounts receivable, net of allowance for credit losses of $146 and $194	4,167	4,254
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $494 and $478	4,748	3,577
Accounts receivable from affiliates	27	22
Inventory	2,567	2,527
Prepaid expenses	746	624
Other current assets	2,005	2,496
Total current assets	20,891	23,885
Property and equipment, net	39,803	41,175
Operating lease right-of-use assets	26,959	28,021
Financing lease right-of-use assets	3,322	3,028
Goodwill	12,188	11,117
Spectrum licenses	92,606	82,828
Other intangible assets, net	4,733	5,298
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $136 and $127	2,829	2,031
Other assets	3,232	2,779
Total assets	$206,563	$200,162
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$11,405	$10,196
Payables to affiliates	103	157
Short-term debt	3,378	4,579
Short-term debt to affiliates	2,245	—
Deferred revenue	856	1,030
Short-term operating lease liabilities	3,425	3,868
Short-term financing lease liabilities	1,120	1,063
Other current liabilities	967	810
Total current liabilities	23,499	21,703
Long-term debt	67,076	61,830
Long-term debt to affiliates	1,494	4,716
Tower obligations	2,806	3,028
Deferred tax liabilities	10,216	9,966
Operating lease liabilities	25,818	26,719
Financing lease liabilities	1,455	1,444
Other long-term liabilities	5,097	5,412
Total long-term liabilities	113,962	113,115
Commitments and contingencies (Note 17)
Stockholders' equity
Common Stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,250,751,148 and 1,243,345,584 shares issued, 1,249,213,681 and 1,241,805,706 shares outstanding	—	—
Additional paid-in capital	73,292	72,772
Treasury stock, at cost, 1,537,468 and 1,539,878 shares issued	(13)	(11)
Accumulated other comprehensive loss	(1,365)	(1,581)
Accumulated deficit	(2,812)	(5,836)
Total stockholders' equity	69,102	65,344
Total liabilities and stockholders' equity	$206,563	$200,162
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions, except share and per share amounts)	2021	2020	2019
Revenues
Postpaid revenues	$42,562	$36,306	$22,673
Prepaid revenues	9,733	9,421	9,543
Wholesale revenues	3,751	2,590	1,279
Other service revenues	2,323	2,078	1,005
Total service revenues	58,369	50,395	34,500
Equipment revenues	20,727	17,312	9,840
Other revenues	1,022	690	658
Total revenues	80,118	68,397	44,998
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	13,934	11,878	6,622
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	22,671	16,388	11,899
Selling, general and administrative	20,238	18,926	14,139
Impairment expense	—	418	—
Depreciation and amortization	16,383	14,151	6,616
Total operating expenses	73,226	61,761	39,276
Operating income	6,892	6,636	5,722
Other income (expense)
Interest expense	(3,189)	(2,483)	(727)
Interest expense to affiliates	(173)	(247)	(408)
Interest income	20	29	24
Other expense, net	(199)	(405)	(8)
Total other expense, net	(3,541)	(3,106)	(1,119)
Income from continuing operations before income taxes	3,351	3,530	4,603
Income tax expense	(327)	(786)	(1,135)
Income from continuing operations	3,024	2,744	3,468
Income from discontinued operations, net of tax	—	320	—
Net income	$3,024	$3,064	$3,468

Net income	$3,024	$3,064	$3,468
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges, net of tax effect of $49, $(250) and $(187)	140	(723)	(536)
Unrealized (loss) gain on foreign currency translation adjustment, net of tax effect of $0, $1 and $0	(4)	4	—
Net unrecognized gain on pension and other postretirement benefits, net of tax effect of $28, $2 and $0	80	6	—
Other comprehensive income (loss)	216	(713)	(536)
Total comprehensive income	$3,240	$2,351	$2,932
Earnings per share
Basic earnings per share:
Continuing operations	$2.42	$2.40	$4.06
Discontinued operations	—	0.28	—
Basic	$2.42	$2.68	$4.06
Diluted earnings per share:
Continuing operations	$2.41	$2.37	$4.02
Discontinued operations	—	0.28	—
Diluted	$2.41	$2.65	$4.02
Weighted-average shares outstanding
Basic	1,247,154,988	1,144,206,326	854,143,751
Diluted	1,254,769,926	1,154,749,428	863,433,511

The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2021	2020	2019
Operating activities
Net income	$3,024	$3,064	$3,468
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,383	14,151	6,616
Stock-based compensation expense	540	694	495
Deferred income tax expense	197	822	1,091
Bad debt expense	452	602	307
Losses from sales of receivables	15	36	130
Losses on redemption of debt	184	371	19
Impairment expense	—	418	—
Changes in operating assets and liabilities
Accounts receivable	(3,225)	(3,273)	(3,709)
Equipment installment plan receivables	(3,141)	(1,453)	(1,015)
Inventories	201	(2,222)	(617)
Operating lease right-of-use assets	4,964	3,465	1,896
Other current and long-term assets	(573)	(402)	(144)
Accounts payable and accrued liabilities	549	(2,123)	17
Short- and long-term operating lease liabilities	(5,358)	(3,699)	(2,131)
Other current and long-term liabilities	(531)	(2,178)	144
Other, net	236	367	257
Net cash provided by operating activities	13,917	8,640	6,824
Investing activities
Purchases of property and equipment, including capitalized interest of ($210), ($440) and ($473)	(12,326)	(11,034)	(6,391)
Purchases of spectrum licenses and other intangible assets, including deposits	(9,366)	(1,333)	(967)
Proceeds from sales of tower sites	40	—	38
Proceeds related to beneficial interests in securitization transactions	4,131	3,134	3,876
Net cash related to derivative contracts under collateral exchange arrangements	—	632	(632)
Acquisition of companies, net of cash and restricted cash acquired	(1,916)	(5,000)	(31)
Proceeds from the divestiture of prepaid business	—	1,224	—
Other, net	51	(338)	(18)
Net cash used in investing activities	(19,386)	(12,715)	(4,125)
Financing activities
Proceeds from issuance of long-term debt	14,727	35,337	—
Payments of consent fees related to long-term debt	—	(109)	—
Proceeds from borrowing on revolving credit facility	—	—	2,340
Repayments of revolving credit facility	—	—	(2,340)
Repayments of financing lease obligations	(1,111)	(1,021)	(798)
Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities	(184)	(481)	(775)
Repayments of long-term debt	(11,100)	(20,416)	(600)
Issuance of common stock	—	19,840	—
Repurchases of common stock	—	(19,536)	—
Proceeds from issuance of short-term debt	—	18,743	—
Repayments of short-term debt	—	(18,929)	—
Tax withholdings on share-based awards	(316)	(439)	(156)
Cash payments for debt prepayment or debt extinguishment costs	(116)	(82)	(28)
Other, net	(191)	103	(17)
Net cash provided by (used in) financing activities	1,709	13,010	(2,374)
Change in cash and cash equivalents, including restricted cash	(3,760)	8,935	325
Cash and cash equivalents, including restricted cash
Beginning of period	10,463	1,528	1,203
End of period	$6,703	$10,463	$1,528
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statement of Stockholders’ Equity

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2018	850,180,317	$(6)	$38,010	$(332)	$(12,954)	$24,718
Net income	—	—	—	—	3,468	3,468
Other comprehensive loss	—	—	—	(536)	—	(536)
Stock-based compensation	—	—	517	—	—	517
Exercise of stock options	85,083	—	1	—	—	1
Stock issued for employee stock purchase plan	2,091,650	—	124	—	—	124
Issuance of vested restricted stock units	6,685,950	—	—	—	—	—
Issuance of restricted stock awards	(24,682)	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(2,094,555)	—	(156)	—	—	(156)
Transfers with NQDC plan	(18,363)	(2)	2	—	—	—
Prior year Retained Earnings(1)	—	—	—	—	653	653
Balance as of December 31, 2019	856,905,400	(8)	38,498	(868)	(8,833)	28,789
Net income	—	—	—	—	3,064	3,064
Other comprehensive loss	—	—	—	(713)	—	(713)
Executive put option	(342,000)	—	1	—	—	1
Stock-based compensation	—	—	750	—	—	750
Exercise of stock options	906,295	—	48	—	—	48
Stock issued for employee stock purchase plan	2,144,036	—	148	—	—	148
Issuance of vested restricted stock units	13,263,434	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(4,441,107)	—	(439)	—	—	(439)
Transfers with NQDC plan	(26,662)	(3)	3	—	—	—
Shares issued in secondary offering(2)	198,314,426	—	19,766	—	—	19,766
Shares repurchased from SoftBank(3)	(198,314,426)	—	(19,536)	—	—	(19,536)
Merger consideration	373,396,310	—	33,533	—	—	33,533
Prior year Retained Earnings(1)	—	—	—	—	(67)	(67)
Balance as of December 31, 2020	1,241,805,706	(11)	72,772	(1,581)	(5,836)	65,344
Net income	—	—	—	—	3,024	3,024
Other comprehensive income	—	—	—	216	—	216
Stock-based compensation	—	—	606	—	—	606
Exercise of stock options	218,495	—	10	—	—	10
Stock issued for employee stock purchase plan	2,189,542	—	225	—	—	225
Issuance of vested restricted stock units	7,509,039	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(2,511,512)	—	(316)	—	—	(316)
Remeasurement of uncertain tax positions	—	—	(7)	—	—	(7)
Transfers with NQDC plan	2,411	(2)	2	—	—	—
Balance as of December 31, 2021	1,249,213,681	$(13)	$73,292	$(1,365)	$(2,812)	$69,102
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

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Description of Business

T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”), together with its consolidated subsidiaries, is a leading provider of mobile communications services, including voice, messaging and data, under its flagship brands, T-Mobile and Metro™ by T-Mobile ("Metro by T-Mobile"), in the United States, Puerto Rico and the U.S. Virgin Islands. Substantially all of our revenues were earned in, and substantially all of our long-lived assets are located in, the U.S., Puerto Rico and the U.S. Virgin Islands. We provide mobile communications services primarily using our 4G Long Term Evolution (“LTE”) network and our 5G technology network. We also offer a wide selection of wireless devices, including handsets, tablets and other mobile communication devices, and accessories for sale, as well as financing through equipment installment plans (“EIP”) and leasing through JUMP! On Demand™. Additionally, we provide reinsurance for device insurance policies and extended warranty contracts offered to our mobile communications customers.

Basis of Presentation

The accompanying consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, as well as variable interest entities (“VIEs”) where we are deemed to be the primary beneficiary and VIEs, which cannot be deconsolidated, such as those related to Tower obligations. Intercompany transactions and balances have been eliminated in consolidation. We operate as a single operating segment.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions which affect our consolidated financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which our management believes are reasonable under the circumstances, including, but not limited to, the valuation of assets acquired and liabilities assumed through the Merger with Sprint and through our acquisitions of affiliates and the potential impacts arising from the COVID-19 pandemic (the “Pandemic”). These estimates are inherently subject to judgment and actual results could differ from those estimates.

Business Combinations

Assets acquired and liabilities assumed as part of a business combination are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset or liability. See Note 2 – Business Combinations for further discussion of the Merger between T-Mobile and Sprint and the acquisition of the wireless telecommunications assets (the “Wireless Assets”) of Shenandoah Personal Communications Company LLC (“Shentel”) used to provide Sprint PCS’s wireless mobility communications network products in certain parts of Maryland, North Carolina, Virginia, West Virginia Kentucky, Ohio and Pennsylvania.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid money market funds and U.S. Treasury securities with remaining maturities of three months or less at the date of purchase.

Receivables and Related Allowance for Credit Losses

Accounts Receivable

Accounts receivable balances are predominantly composed of amounts currently due from customers (e.g., for wireless services and monthly device lease payments), device insurance administrators, wholesale partners, other carriers and third-party retail channels. Accounts receivable are presented on our Consolidated Balance Sheets at the amortized cost basis (i.e., the receivables’ unpaid principal balance (“UPB”) as adjusted for any write-offs), net of the allowance for credit losses. We have an arrangement to sell certain of our customer service accounts receivable on a revolving basis, which are treated as sales of

Index for Notes to the Consolidated Financial Statements
financial assets.

Equipment Installment Plan Receivables

We offer certain customers the option to pay for their devices and other purchases in installments, generally over a period of 24 months using an EIP. EIP receivables are presented on our Consolidated Balance Sheets at the amortized cost basis (i.e., the receivables’ UPB as adjusted for any write-offs and unamortized discounts), net of the allowance for credit losses. At the time of an installment sale, we impute a discount for interest if the term exceeds 12 months as there is no stated rate of interest on the receivables. The receivables are recorded at their present value, which is determined by discounting expected future cash payments at the imputed interest rate. This adjustment results in a discount or reduction in transaction price which is allocated to the performance obligations and reduces Service revenues and Equipment revenues on our Consolidated Statements of Comprehensive Income. The imputed discount rate reflects a current market interest rate and is predominately comprised of the estimated credit risk underlying the EIP receivable, reflecting the estimated credit worthiness of the customer. The imputed discount on receivables is amortized over the financed installment term using the effective interest method and recognized as Other revenues on our Consolidated Statements of Comprehensive Income.

The current portion of the EIP receivables is included in Equipment installment plan receivables, net and the long-term portion of the EIP receivables is included in Equipment installment plan receivables due after one year, net on our Consolidated Balance Sheets. We have an arrangement to sell certain EIP receivables on a revolving basis, which are treated as sales of financial assets.

Allowance for Credit Losses

We maintain an allowance for credit losses by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within each portfolio segment as of period end. Each portfolio segment is composed of pools of receivables that are evaluated collectively based on similar risk characteristics. Our allowance levels consider estimated credit risk over the contractual life of the receivables and are influenced by receivable volumes, receivable delinquency status, historical loss experience and other conditions that affect loss expectations, such as changes in credit and collections policies and forecasts of macro-economic conditions. While we attribute portions of the allowance to our respective accounts receivable and EIP portfolio segments, the entire allowance is available to credit losses related to the total receivable portfolio.

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

Inventories

Inventories consist primarily of wireless devices and accessories, which are valued at the lower of cost or net realizable value. Cost is determined using standard cost, which approximates average cost. Shipping and handling costs paid to wireless device and accessories vendors as well as costs to refurbish used devices are included in the standard cost of inventory. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of disposal and transportation. We record inventory write-downs to net realizable value for obsolete and slow-moving items based on inventory turnover trends and historical experience.

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

Index for Notes to the Consolidated Financial Statements
Long-Lived Assets

Long-lived assets include assets that do not have indefinite lives, such as property and equipment and certain intangible assets. Substantially all of our long-lived assets are located in the U.S., including Puerto Rico and the U.S. Virgin Islands. We assess potential impairments to our long-lived assets when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If any indicators of impairment are present, we test recoverability. The carrying value of a long-lived asset or asset group is not recoverable if the carrying value exceeds the sum of the estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset or asset group. If the estimated undiscounted future cash flows do not exceed the asset or asset group’s carrying amount, then an impairment loss is recorded, measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value.

Property and Equipment

Property and equipment consists of buildings and equipment, wireless communications systems, leasehold improvements, capitalized software, leased wireless devices and construction in progress. Buildings and equipment include certain network server equipment. Wireless communications systems include assets to operate our wireless network and information technology data centers, including tower assets and leasehold improvements and assets related to the liability for the retirement of long-lived assets. Leasehold improvements include asset improvements other than those related to the wireless network.

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

We capitalize certain costs incurred in connection with developing or acquiring internal use software. Capitalization of software costs commences once the final selection of the specific software solution has been made and management authorizes and commits to funding the software project and ceases once the project is ready for its intended use. Capitalized software costs are included in Property and equipment, net on our Consolidated Balance Sheets and are amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Device Leases

Through the Merger, we acquired device lease contracts in which Sprint is the lessor (the “Sprint Flex Lease Program”), substantially all of which are classified as operating leases, as well as the associated fixed assets (i.e., the leased devices). These leased devices were recorded as fixed assets at their acquisition date fair value and presented within Property and equipment, net on our Consolidated Balance Sheets. Beginning in 2021, we discontinued offering the Sprint Flex lease program and are shifting customer device financing to EIP plans.

Index for Notes to the Consolidated Financial Statements
Our leasing programs (“Leasing Programs”), which include JUMP! On Demand and the Sprint Flex Lease Program, allow customers to lease a device (handset or tablet) generally over a period of 18 months and upgrade the device with a new device when eligibility requirements are met. We depreciate leased devices to their estimated residual value, on a group basis, using the straight-line method over the estimated useful life of the device. The estimated useful life reflects the period for which we estimate the group of leased devices will provide utility to us, which may be longer than the initial lease term based on customer options in the Sprint Flex Lease program to renew the lease on a month-to-month basis after the initial lease term concludes. In determining the estimated useful life, we consider the lease term (e.g., 18 months and month-to-month renewal options for the Sprint Flex Lease Program), trade-in activity and write-offs for lost and stolen devices. Lost and stolen devices are incorporated into the estimates of depreciation expense and recognized as an adjustment to accumulated depreciation when the loss event occurs. Our policy of using the group method of depreciation has been applied to acquired leased devices as well as leases originated subsequent to the Merger. Acquired leased devices are grouped based on the age of the device. Revenues associated with the leased devices, net of lease incentives, are generally recognized on a straight-line basis over the lease term.

For arrangements in which we are the lessor of devices, we separate lease and non-lease components.

Upon device upgrade or at lease end, customers in the JUMP! On Demand lease program must return or purchase their device, and customers in the Sprint Flex Lease Program have the option to return or purchase their device or to renew their lease on a month-to-month basis. The purchase price of the device is established at lease commencement and is based on the type of device leased and any down payment made. The Leasing Programs do not contain any residual value guarantees or variable lease payments, and there are no restrictions or covenants imposed by these leases. Returned devices, including those received upon device upgrade, are transferred from Property and equipment, net to Inventory on our Consolidated Balance Sheets and are valued at the lower of cost or net realizable value, with any write-down recognized as Cost of equipment sales on our Consolidated Statements of Comprehensive Income.

Other Intangible Assets

Intangible assets that do not have indefinite useful lives are amortized over their estimated useful lives. Customer lists and the Sprint trade name are amortized using the sum-of-the-years digits method over the period in which the asset is expected to contribute to future cash flows. Reacquired rights are amortized on a straight-line basis over the remaining term of the Management Agreement (as defined in Note 2), which represents the period of expected economic benefit. The remaining finite-lived intangible assets are amortized using the straight-line method.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination and is assigned to our one reporting unit: wireless.

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

At times, we enter into agreements to sell or exchange spectrum licenses. Upon entering into the arrangement, if the transaction has been deemed to have commercial substance, spectrum licenses are reviewed for impairment. The licenses are transferred at their carrying value, as adjusted for any impairment recognized, to assets held for sale, which is included in Other current assets on our Consolidated Balance Sheets until approval and completion of the exchange or sale. Upon closing of the transaction, spectrum licenses acquired as part of an exchange of nonmonetary assets are recorded at fair value and the difference between the fair value of the spectrum licenses obtained, carrying value of the spectrum licenses transferred and cash paid, if any, is recognized as a gain or loss on disposal of spectrum licenses included in Selling, general and administrative expenses on our

Index for Notes to the Consolidated Financial Statements
Consolidated Statements of Comprehensive Income. Our fair value estimates of spectrum licenses are based on information for which there is little or no observable market data. If the transaction lacks commercial substance or the fair value is not measurable, the acquired spectrum licenses are recorded at our carrying value of the spectrum assets transferred or exchanged.

Spectrum Leases

Through the Merger, we acquired lease agreements (the “Agreements”) with various educational and non-profit institutions that provide us with the right to use FCC spectrum licenses (Educational Broadband Services or “EBS spectrum”) in the 2.5 GHz band. In addition to the Agreements with educational institutions and private owners who hold the licenses, we also acquired direct ownership of spectrum licenses previously acquired by Sprint through government auctions or other acquisitions.

The Agreements with educational and certain non-profit institutions are typically for five to 10 years with automatic renewal provisions, bringing the total term of the agreement up to 30 years. A majority of the Agreements include a right of first refusal to acquire, lease or otherwise use the license at the end of the automatic renewal periods.

Leased FCC spectrum licenses are recorded as executory contracts whereby, as a result of business combination accounting, an intangible asset or liability is recorded reflecting the extent to which contractual terms are favorable or unfavorable to current market rates. These intangible assets or liabilities are amortized over the estimated remaining useful life of the lease agreements. Contractual lease payments are recognized on a straight-line basis over the remaining term of the arrangement, including renewals, and are presented in Costs of services on our Consolidated Statements of Comprehensive Income.

The Agreements enhance the overall value of our spectrum licenses as the collective value is higher than the value of individual bands of spectrum within a specific geography. This value is derived from the ability to provide wireless service to customers across large geographic areas and maintain the same or similar wireless connectivity quality. This enhanced value from combining owned and leased spectrum licenses is referred to as an aggregation premium.
The aggregation premium is a component of the overall fair value of our owned FCC spectrum licenses, which are recorded as indefinite-lived intangible assets.

Impairment

We assess the carrying value of our goodwill and other indefinite-lived intangible assets, such as our spectrum license portfolio, for potential impairment annually as of December 31 or more frequently, if events or changes in circumstances indicate such assets might be impaired.

When assessing goodwill for impairment, we may elect to first perform a qualitative assessment to determine if the quantitative impairment test is necessary. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative test. We recognize an impairment charge for the amount by which the carrying amount exceeds the wireless reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill recognized in the reporting unit.

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

Restricted Cash

Certain provisions of our debt agreements require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash and are included in Other assets on our Consolidated Balance Sheets.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities being measured within the fair value hierarchy.

The carrying values of Cash and cash equivalents, Accounts receivable, Accounts receivable from affiliates and Accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying values of EIP receivables approximate fair value as the receivables are recorded at their present value using an imputed interest rate. With the exception of certain long-term fixed-rate debt, there were no financial instruments with a carrying value materially different from their fair value. See Note 7 – Fair Value Measurements for a comparison of the carrying values and fair values of our short-term and long-term debt.

Derivative Financial Instruments

Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value. We do not use derivatives for trading or speculative purposes.

For derivative instruments designated as cash flow hedges associated with forecasted debt issuances, changes in fair value are reported as a component of Accumulated other comprehensive loss until reclassified into Interest expense in the same period the hedged transaction affects earnings. Unrealized gains on derivatives designated in qualifying cash flow hedge relationships are recorded at fair value as assets, and unrealized losses are recorded at fair value as liabilities.

Revenue Recognition

We primarily generate our revenue from providing wireless services and selling or leasing devices and accessories to customers. Our contracts with customers may involve multiple performance obligations, which include wireless services, wireless devices or a combination thereof, and we allocate the transaction price between each performance obligation based on its relative standalone selling price.

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

Federal Universal Service Fund (“USF”) and other fees are assessed by various governmental authorities in connection with the services we provide to our customers and are included in Cost of services. When we separately bill and collect these regulatory fees from customers, they are recorded gross in Total service revenues on our Consolidated Statements of Comprehensive Income. For the years ended December 31, 2021, 2020 and 2019, we recorded approximately $216 million, $267 million and $93 million, respectively, of USF fees on a gross basis.

We have made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer (e.g., sales, use, value added, and some excise taxes).

Wireline Revenue

Performance obligations related to our Wireline customers include the provision of domestic and international data communications services, generally to complement wireless services. Wireline revenues are included in Other service revenues on our Consolidated Statements of Comprehensive Income.

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

Index for Notes to the Consolidated Financial Statements
Our Leasing Programs allow customers to lease a device over a period of up to 18 months and upgrade the device with a new device when eligibility requirements are met. To date, substantially all of our leased wireless devices are accounted for as operating leases and estimated contract consideration is allocated between lease and non-lease elements (such as service and equipment performance obligations) based on the relative standalone selling price of each performance obligation in the contract. Lease revenues are recorded as equipment revenues and recognized as earned on a straight-line basis over the lease term. Lease revenues on contracts not probable of collection are limited to the amount of payments received. See “Property and Equipment” above for further information.

Imputed Interest on EIP Receivables

For EIP greater than 12 months, we record the effects of financing on all EIP receivables regardless of whether or not the financing is considered to be significant. The imputation of interest results in a discount of the EIP receivable, thereby adjusting the transaction price of the contract with the customer, which is then allocated to the performance obligations of the arrangement.

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

For receivables associated with an end service customer in which the sale of the device was not directly to the end customer (sell-in model or devices sourced directly from OEM), the effect of imputing interest is recognized as a reduction to service revenue over the service contract period. In these transactions, the provision of wireless services is the only performance obligation as the device sale was recognized when transferred to the dealer.

Our policies for imputed interest on EIP receivables are applied to receivables originated for Sprint and Boost (up to the sale of the Prepaid Business to DISH on July 1, 2020) customers subsequent to Merger close.

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

Contract assets are included in Other current assets and Other assets and contract liabilities are included in Deferred revenue on our Consolidated Balance Sheets. See Note 10 – Revenue from Contracts with Customers for further information.

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

We capitalize postpaid sales commissions for service activation as costs to acquire a contract and amortize them over the estimated period of benefit, currently 24 months. For capitalized contract costs, determining the amortization period over which such costs are recognized as well as assessing the indicators of impairment may require significant judgment. Prepaid commissions are expensed as incurred as their estimated period of benefit does not extend beyond 12 months. Commissions paid upon device upgrade are not capitalized if the remaining customer contract is less than one year. Commissions paid when the customer has a lease are treated as initial direct costs and recognized over the lease term.

Our policies for the capitalization and amortization of costs to acquire a contract are applied to the Sprint, Boost (up to the sale of the Prepaid Business to Dish on July 1, 2020) and Assurance Wireless brands subsequent to the Merger close.

Incremental costs to obtain equipment contracts (e.g., commissions paid on device and accessory sales) are recognized when the equipment is transferred to the customer. See Note 10 – Revenue from Contracts with Customers for further information.

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

For customers who choose to lease a device previously sold to the indirect dealer, T-Mobile will repurchase the device from the indirect dealer and originate a lease directly with the end customer. Repurchase activity from the indirect dealer is estimated and treated as a right of return, reducing equipment revenue at the time of sale to the indirect dealer. Upon lease to the end customer, T-Mobile recognizes lease revenue over the associated lease term in Equipment revenues on our Consolidated Statements of Comprehensive Income.

By December 31, 2020, we had terminated or restructured most of our arrangements with Brightstar, except for reverse logistics and trade-in services.

Leases (effective January 1, 2019)

Cell Site, Retail Store and Office Facility Leases

We are a lessee for non-cancelable operating and financing leases for cell sites, switch sites, retail stores, network equipment, office facilities and dark fiber. We recognize a right-of-use asset and lease liability for operating leases based on the net present value of future minimum lease payments. The right-of-use asset for an operating lease is based on the lease liability. Lease expense is recognized on a straight-line basis over the non-cancelable lease term and renewal periods that are considered reasonably certain.

In addition, we have financing leases for certain network equipment. We recognize a right-of-use asset and lease liability for financing leases based on the net present value of future minimum lease payments. The right-of-use asset for a finance lease is based on the lease liability. Lease expense for our financing leases is comprised of the amortization of the right-of-use asset and interest expense recognized based on the effective interest method.

We consider several factors in assessing whether renewal periods are reasonably certain of being exercised, including the continued maturation of our nationwide network, technological advances within the telecommunications industry and the

Index for Notes to the Consolidated Financial Statements
availability of alternative sites. We have concluded we are not reasonably certain to exercise the options to extend or terminate our leases. Therefore, as of the lease commencement date, our lease terms generally do not include these options. We include options to extend or terminate a lease when we are reasonably certain that we will exercise that option.

In determining the discount rate used to measure the right-of-use asset and lease liability, we use rates implicit in the lease, or if not readily available, we use our incremental borrowing rate. Our incremental borrowing rate is based on an estimated secured rate comprised of a risk-free rate plus a credit spread as secured by our assets. Determining a credit spread as secured by our assets may require significant judgment.

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

Rental revenues and expenses associated with co-location tower sites are presented on a net basis under Topic 842. See Note 16 – Leases for further information.

Cell Tower Monetization Transactions

In 2012, we entered into a prepaid master lease arrangement in which we as the lessor provided the rights to utilize tower sites and we leased back space on certain of those towers. Prior to the Merger, Sprint entered into a similar lease-out and leaseback arrangement that we assumed in the Merger.

These arrangements are treated as failed sale leasebacks in which the proceeds received are reported as a financing obligation. The principal payments on the tower obligations are included in Other, net within Net cash provided by (used in) financing activities on our Consolidated Statements of Cash Flows. Our historical tower site asset costs are reported in Property and equipment, net on our Consolidated Balance Sheets and are depreciated. See Note 9 – Tower Obligations for further information.

Sprint Retirement Pension Plan

Through the Merger, we acquired the assets and assumed the liabilities associated with the Sprint Retirement Pension Plan (the “Pension Plan”), which is a defined benefit pension plan providing postretirement benefits to certain employees. As of December 31, 2005, the Pension Plan was amended to freeze benefit plan accruals for participants.

The investments in the Pension Plan are measured at fair value on a recurring basis each quarter using quoted market prices or the net asset value per share as a practical expedient. The projected benefit obligations associated with the Pension Plan are determined based on actuarial models utilizing mortality tables and discount rates applied to the expected benefit term. See Note 11 – Employee Compensation and Benefit Plans for further information on the Pension Plan.

Advertising Expense

We expense the cost of advertising and other promotional expenditures to market our services and products as incurred. For the years ended December 31, 2021, 2020 and 2019, advertising expenses included in Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income were $2.2 billion, $1.8 billion and $1.6 billion, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized based on temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates expected to be in effect when these differences are realized. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be

Index for Notes to the Consolidated Financial Statements
realized. The ultimate realization of a deferred tax asset depends on the ability to generate sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions within the carryforward periods available.

We account for uncertainty in income taxes recognized on our consolidated financial statements in accordance with the accounting guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We assess whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position and adjust the unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law.

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

Stock-Based Compensation

Stock-based compensation expense for stock awards, which include restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”), is measured at fair value on the grant date and recognized as expense, net of expected forfeitures, over the related service period. The fair value of stock awards is based on the closing price of our common stock on the date of grant. RSUs are recognized as expense using the straight-line method. PRSUs are recognized as expense following a graded vesting schedule with their performance re-assessed and updated on a quarterly basis, or more frequently as changes in facts and circumstances warrant.

Earnings Per Share

Basic earnings per share is computed by dividing Net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of outstanding stock options, RSUs and PRSUs, calculated using the treasury stock method. See Note 15 – Earnings Per Share for further information.

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

The primary beneficiary is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party which has both the power to direct the activities of an entity that most significantly impact the VIE's economic performance, and through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE. We consolidate VIEs when we are deemed to be the primary beneficiary or when the VIE cannot be deconsolidated. See Note 4 – Sales of Certain Receivables and Note 9 – Tower Obligations for further information.

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

Index for Notes to the Consolidated Financial Statements
devices transferred from inventory to property and equipment and Returned leased devices transferred from property and equipment to inventory.

Accounting Pronouncements Adopted During the Current Year

Management’s Discussion and Analysis, Selected Financial Data and Supplementary Information Amendments

On January 11, 2021, the SEC adopted amendments to eliminate the requirement for Selected Financial Data, streamline the requirement to disclose Supplementary Financial Information and amend Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”). These amendments are intended to eliminate duplicative disclosures and modernize and enhance MD&A for the benefit of investors, while simplifying compliance efforts for registrants. The amendments became effective for us, and we adopted the amendments in February 2021, which included making certain updates to our Management’s Discussion and Analysis and removing Selected Financial Data and Supplementary Information within our Form 10-K for the year ended December 31, 2021.

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

Contract Assets and Contract Liabilities Acquired in a Business Combination

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The standard amends ASC 805 such that contract assets and contract liabilities acquired in a business combination are added to the list of exceptions to the recognition and measurement principles such that they are recognized and measured in accordance with ASC 606. The standard will become effective for us beginning January 1, 2023 and should be applied prospectively to all business combinations occurring after the date of adoption. Early adoption is permitted for us at any time. We are currently evaluating the impact this guidance will have on our Consolidated Financial Statements and the timing of adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the U.S. Securities and Exchange Commission did not have, or are not expected to have, a significant impact on our present or future Consolidated Financial Statements.

Index for Notes to the Consolidated Financial Statements
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

Immediately following the closing of the Merger and the surrender of the SoftBank Specified Shares Amount, pursuant to the Letter Agreement described above, DT and SoftBank held, directly or indirectly, approximately 43.6% and 24.7%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 31.7% of the outstanding T-Mobile common stock held by other stockholders. See Note 14 – SoftBank Equity Transaction for ownership details as of December 31, 2021.

Index for Notes to the Consolidated Financial Statements
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

Index for Notes to the Consolidated Financial Statements
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

Index for Notes to the Consolidated Financial Statements
Other intangible assets include $4.9 billion of customer relationships with a weighted-average useful life of eight years and tradenames of $207 million with a useful life of two years. Leased spectrum arrangements that have favorable (asset) and unfavorable (liability) terms compared to current market rates were assigned fair values of $745 million and $125 million, respectively, with 18-year and 19-year weighted-average useful lives, respectively.

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

Acquired Receivables

The fair value of the assets acquired includes Accounts receivable of $1.8 billion and EIP receivables of $1.3 billion. The UPB under these contracts as of April 1, 2020, the date of the Merger, was $1.8 billion and $1.6 billion, respectively. The difference between the fair value and the UPB primarily represents amounts expected to be uncollectible.

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

Transaction Costs

We recognized transaction costs of $28 million, $201 million and $106 million for the years ended December 31, 2021, 2020 and 2019, respectively. These costs were associated with legal and professional services and were recognized as Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

Index for Notes to the Consolidated Financial Statements
Pro Forma Information

The following unaudited pro forma financial information gives effect to the Transactions as if they had been completed on January 1, 2019. The unaudited pro forma information was prepared in accordance with the requirements of ASC 805: Business Combinations, which is a different basis than pro forma information prepared under Article 11 of Regulation S-X (“Article 11”). As such, they are not directly comparable with historical results for stand-alone T-Mobile prior to April 1, 2020, historical results for T-Mobile from April 1, 2020 that reflect the Transactions and are inclusive of the results and operations of Sprint, nor our previously provided pro forma financials prepared in accordance with Article 11. The pro forma results for the years ended December 31, 2020 and 2019 include the impact of several significant nonrecurring pro forma adjustments to previously reported operating results. The pro forma adjustments are based on historically reported transactions by the respective companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition.

	Year Ended December 31,
(in millions)	2020	2019
Total revenues	$74,681	$70,607
Income from continuing operations	3,302	185
Income from discontinued operations, net of tax	677	1,594
Net income	3,979	1,792

Significant nonrecurring pro forma adjustments include:

•Transaction costs of $559 million that were incurred during the year ended December 31, 2020 are assumed to have occurred on the pro forma close date of January 1, 2019, and are recognized as if incurred in the first quarter of 2019;
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

For the periods subsequent to the Merger close date, the acquired Sprint subsidiaries contributed total revenues and operating income of $20.5 billion and $1.3 billion, respectively, for the year ended December 31, 2020, that were included on our Consolidated Statements of Comprehensive Income.

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

Index for Notes to the Consolidated Financial Statements
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

Regulatory Matters

The Transactions were the subject of various legal and regulatory proceedings involving a number of state and federal agencies. In connection with those proceedings and the approval of the Transactions, we have certain commitments and other obligations to various state and federal agencies and certain nongovernmental organizations. See Note 17 – Commitments and Contingencies for further information.

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

On July 1, 2020, pursuant to the Asset Purchase Agreement, we completed the Prepaid Transaction. Upon closing of the Prepaid Transaction, we received $1.4 billion from DISH for the Prepaid Business, subject to working capital adjustments. See Note 12 – Discontinued Operations for further information.

Shenandoah Personal Communications Company Affiliate Relationship

Sprint PCS (specifically Sprint Spectrum L.P.) was party to a variety of publicly filed agreements with Shentel, pursuant to which Shentel was the exclusive provider of Sprint PCS’s wireless mobility communications network products in certain parts of Maryland, North Carolina, Virginia, West Virginia, Kentucky, Ohio and Pennsylvania. Pursuant to one such agreement, the Sprint PCS Management Agreement, dated November 5, 1999 (as amended, supplemented and modified from time to time, the “Management Agreement”), Sprint PCS was granted an option to purchase Shentel’s Wireless Assets used to provide services pursuant to the Management Agreement. On August 26, 2020, Sprint, now our indirect subsidiary, on behalf of and as the direct or indirect owner of Sprint PCS, exercised its option by delivering a binding notice of exercise to Shentel.

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

Index for Notes to the Consolidated Financial Statements

Prior to the acquisition of the Wireless Assets, revenues generated from our affiliate relationship with Shentel were presented as Other service revenues. Upon the close of the transaction, revenues generated from postpaid customers within the reacquired territory are presented as Postpaid revenues on our Consolidated Statements of Comprehensive Income. The financial results of the Wireless Assets since the closing through December 31, 2021, were not material to our Consolidated Statements of Comprehensive Income, nor were they material to our prior period consolidated results on a pro forma basis.

Fair Value of Assets Acquired and Liabilities Assumed

We accounted for the acquisition of the Wireless Assets as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date and consolidated with those of T-Mobile. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. For the fair values of the assets acquired and liabilities assumed, we used the cost, income and market approaches, including market participant assumptions.

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

Intangible Assets and Liabilities

Goodwill with an assigned value of $1.0 billion, substantially all of which is deductible for tax purposes, represents the anticipated cost savings from the operations of the combined company resulting from the planned integration of network infrastructure and facilities, the assembled workforce hired concurrently with the acquisition of Wireless Assets, and the intangible assets that do not qualify for separate recognition. All of the goodwill acquired is allocated to the wireless reporting unit.

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

Note 3 – Receivables and Related Allowance for Credit Losses

Our portfolio of receivables is comprised of two portfolio segments: accounts receivable and EIP receivables.

Accounts Receivable Portfolio Segment

Accounts receivable balances are predominately composed of amounts currently due from customers (e.g., for wireless services and monthly device lease payments), device insurance administrators, wholesale partners, other carriers and third-party retail channels.

Index for Notes to the Consolidated Financial Statements

We estimate credit losses associated with our accounts receivable portfolio segment using an expected credit loss model, which utilizes an aging schedule methodology based on historical information and adjusted for asset-specific considerations, current economic conditions and reasonable and supportable forecasts.

Our approach considers a number of factors, including our overall historical credit losses, net of recoveries, timely payment experience as well as current collection trends such as write-off frequency and severity. We also consider other qualitative factors such as macro-economic conditions, including the expected economic impacts of the Pandemic.

We consider the need to adjust our estimate of credit losses for reasonable and supportable forecasts of future economic conditions. To do so, we monitor professional forecasts of changes in real U.S. gross domestic product and forecasts of consumer credit behavior for comparable credit exposures. We also periodically evaluate other economic indicators such as unemployment rates to assess their level of correlation with our historical credit loss statistics.

EIP Receivables Portfolio Segment

Based upon customer credit profiles at the time of customer origination, we classify the EIP receivables segment into two customer classes of “Prime” and “Subprime.” Prime customer receivables are those with lower credit risk and Subprime customer receivables are those with higher credit risk. Customers may be required to make a down payment on their equipment purchases if their assessed credit risk exceeds established underwriting thresholds. In addition, certain customers within the Subprime category may be required to pay a deposit.

To determine a customer’s credit profile and assist in determining their credit class, we use a proprietary credit scoring model that measures the credit quality of a customer using several factors, such as credit bureau information, consumer credit risk scores and service and device plan characteristics.

Installment receivables acquired in the Merger are included in EIP receivables. We applied our proprietary credit scoring model to the customers acquired in the Merger with an outstanding EIP receivable balance. Based on tenure, consumer credit risk score and credit profile, these acquired customers were classified into our customer classes of Prime or Subprime. For EIP receivables acquired in the Merger, the difference between the fair value and UPB of the receivable at the acquisition date is accreted to interest income over the contractual life of the receivable using the effective interest method. EIP receivables had a combined weighted-average effective interest rate of 5.6% and 6.7% as of December 31, 2021 and 2020, respectively.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	December 31, 2021	December 31, 2020
EIP receivables, gross	$8,207	$6,213
Unamortized imputed discount	(378)	(325)
EIP receivables, net of unamortized imputed discount	7,829	5,888
Allowance for credit losses	(252)	(280)
EIP receivables, net of allowance for credit losses and imputed discount	$7,577	$5,608
Classified on the consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$4,748	$3,577
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,829	2,031
EIP receivables, net of allowance for credit losses and imputed discount	$7,577	$5,608

Many of our loss estimation techniques rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators. The following table presents the

Index for Notes to the Consolidated Financial Statements
amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of December 31, 2021:

	Originated in 2021		Originated in 2020		Originated prior to 2020		Total EIP Receivables, net of unamortized imputed discounts
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Grand total
Current - 30 days past due	$3,894	$2,419	$878	$464	$22	$6	$4,794	$2,889	$7,683
31 - 60 days past due	24	37	7	10	—	—	31	47	78
61 - 90 days past due	8	15	3	5	—	—	11	20	31
More than 90 days past due	7	15	4	8	1	2	12	25	37
EIP receivables, net of unamortized imputed discount	$3,933	$2,486	$892	$487	$23	$8	$4,848	$2,981	$7,829

We estimate credit losses on our EIP receivables segment applying an expected credit loss model, which relies on historical loss data adjusted for current conditions to calculate default probabilities or an estimate for the frequency of customer default. Our assessment of default probabilities includes receivables delinquency status, historical loss experience, how long the receivables have been outstanding, customer credit ratings as well as customer tenure. We multiply these estimated default probabilities by our estimated loss given default, which is the estimated amount or severity of the default loss after adjusting for estimated recoveries.

As we do for our accounts receivable portfolio segment, we consider the need to adjust our estimate of credit losses on EIP receivables for reasonable and supportable forecasts of economic conditions through monitoring external professional forecasts and periodic internal statistical analyses, including the expected economic impacts of the Pandemic.

Activity for the years ended December 31, 2021 and 2020, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	December 31, 2021			December 31, 2020			December 31, 2019
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$194	$605	$799	$61	$399	$460	$67	$449	$516
Beginning balance adjustment due to implementation of the new credit loss standard	—	—	—	—	91	91	—	—	—
Bad debt expense	231	221	452	338	264	602	77	230	307
Write-offs, net of recoveries	(279)	(248)	(527)	(205)	(175)	(380)	(83)	(249)	(332)
Change in imputed discount on short-term and long-term EIP receivables	N/A	187	187	N/A	171	171	N/A	136	136
Impact on the imputed discount from sales of EIP receivables	N/A	(135)	(135)	N/A	(145)	(145)	N/A	(167)	(167)
Allowance for credit losses and imputed discount, end of period	$146	$630	$776	$194	$605	$799	$61	$399	$460

Off-Balance-Sheet Credit Exposures

We do not have material, unmitigated off-balance-sheet credit exposures as of December 31, 2021. In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets included on our Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

Index for Notes to the Consolidated Financial Statements
Note 4 – Sales of Certain Receivables

We have entered into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP sale arrangement”). The maximum funding commitment of the sale arrangement is $1.3 billion. On November 10, 2021, we extended the scheduled expiration date of the EIP sale arrangement to November 18, 2022.

As of both December 31, 2021 and 2020, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

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

Variable Interest Entity

We determined that the EIP BRE is a VIE as its equity investment at risk lacks the obligation to absorb a certain portion of its expected losses. We have a variable interest in the EIP BRE and have determined that we are the primary beneficiary based on our ability to direct the activities which most significantly impact the EIP BRE’s economic performance. Those activities include selecting which receivables are transferred into the EIP BRE and sold in the EIP sale arrangement and funding of the EIP BRE. Additionally, our equity interest in the EIP BRE obligates us to absorb losses and gives us the right to receive benefits from the EIP BRE that could potentially be significant to the EIP BRE. Accordingly, we include the balances and results of operations of the EIP BRE on our consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included on our Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	December 31, 2021	December 31, 2020
Other current assets	$424	$388
Other assets	125	120
Other long-term liabilities	—	4

In addition, the EIP BRE is a separate legal entity with its own separate creditors who will be entitled, prior to any liquidation of the EIP BRE, to be satisfied prior to any value in the EIP BRE becoming available to us. Accordingly, the assets of the EIP BRE may not be used to settle our general obligations and creditors of the EIP BRE have limited recourse to our general credit.

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). The maximum funding commitment of the service receivable sale arrangement is $950 million and the facility expires in March 2022. As of December 31, 2021 and 2020, the service receivable sale arrangement provided funding of $775 million and $772 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

In connection with the service receivable sale arrangement, we formed a wholly-owned subsidiary, which qualifies as a bankruptcy remote entity, to sell service accounts receivable (the “Service BRE”). In March 2021, we amended the sale arrangement to conform its structure to the EIP sale arrangement (the “March 2021 Amendment”). This involved, among other things, removal of an unaffiliated special purpose entity that we did not consolidate under the original structure and changes in

Index for Notes to the Consolidated Financial Statements
contractual counterparties. While the amendment simplified the structure of the arrangement by making it more efficient, it did not impact the maximum funding commitment under, or the level of funding provided by, the facility.

Pursuant to the amended service receivable sale arrangement, our wholly-owned subsidiary transfers selected receivables to the Service BRE. The Service BRE then sells the receivables to a non-consolidated and unaffiliated third-party entity over which we do not exercise any level of control and which does not qualify as a VIE.

Variable Interest Entity

Prior to the March 2021 Amendment, the Service BRE did not qualify as a VIE, but due to the significant level of control we exercised over the entity, it was consolidated.

The March 2021 Amendment to the service receivable sale arrangement triggered a VIE reassessment, and we determined that the Service BRE now qualifies as a VIE. We have a variable interest in the Service BRE and have determined that we are the primary beneficiary based on our ability to direct the activities that most significantly impact the Service BRE’s economic performance. Those activities include selecting which receivables are transferred into the Service BRE and sold in the service receivable sale arrangement and funding the Service BRE. Additionally, our equity interest in the Service BRE obligates us to absorb losses and gives us the right to receive benefits from the Service BRE that could potentially be significant to the Service BRE. Accordingly, we include the balances and results of operations of the Service BRE on our consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included on our Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	December 31, 2021	December 31, 2020
Other current assets	$231	$378
Other current liabilities	348	357

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

We recognize the cash proceeds received upon sale in Net cash provided by operating activities on our Consolidated Statements of Cash Flows. We recognize proceeds net of the deferred purchase price, consisting of a receivable from the purchasers that entitles us to certain collections on the receivables. We recognize the collection of the deferred purchase price in Net cash used in investing activities on our Consolidated Statements of Cash Flows as Proceeds related to beneficial interests in securitization transactions.

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense on our Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including customer default rates. As of December 31, 2021 and 2020, our deferred purchase price related to the sales of service receivables and EIP receivables was $779 million and $884 million, respectively.

Index for Notes to the Consolidated Financial Statements
The following table summarizes the impact of the sale of certain service receivables and EIP receivables on our Consolidated Balance Sheets:

(in millions)	December 31, 2021	December 31, 2020
Derecognized net service receivables and EIP receivables	$2,492	$2,528
Other current assets	655	766
of which, deferred purchase price	654	764
Other long-term assets	125	120
of which, deferred purchase price	125	120
Other current liabilities	348	357
Other long-term liabilities	—	4
Net cash proceeds since inception	1,754	1,715
Of which:
Change in net cash proceeds during the year-to-date period	39	(229)
Net cash proceeds funded by reinvested collections	1,715	1,944

As of December 31, 2021 and 2020, the total principal balance of outstanding transferred service receivables and EIP receivables were $1.0 billion and $1.2 billion, respectively.

We recognized losses from sales of receivables, including adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price, of $15 million, $36 million and $130 million for the years ended December 31, 2021 2020 and 2019, respectively, in Selling, general and administrative expense on our Consolidated Statements of Comprehensive Income.

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

Note 5 – Property and Equipment

The components of property and equipment were as follows:

(in millions)	Useful Lives	December 31, 2021	December 31, 2020
Land		$225	$236
Buildings and equipment	Up to 30 years	4,344	4,006
Wireless communications systems	Up to 20 years	57,114	49,453
Leasehold improvements	Up to 10 years	2,160	1,879
Capitalized software	Up to 10 years	18,243	16,412
Leased wireless devices	Up to 19 months	3,832	6,989
Construction in progress	N/A	3,703	4,595
Accumulated depreciation and amortization		(49,818)	(42,395)
Property and equipment, net		$39,803	$41,175

Total depreciation expense relating to property and equipment and financing lease right-of-use assets was $15.2 billion, $13.1 billion and $6.5 billion for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts include depreciation expense related to leased wireless devices of $3.1 billion for each of the years ended December 31, 2021 and 2020 and $543 million for the year ended December 31, 2019.

We capitalize interest associated with the acquisition or construction of certain property and equipment and spectrum intangible assets. We recognized capitalized interest of $210 million, $440 million and $473 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Index for Notes to the Consolidated Financial Statements

Asset retirement obligations are primarily for certain legal obligations to remediate leased property on which our network infrastructure and administrative assets are located.
Activity in our asset retirement obligations was as follows:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020
Asset retirement obligations, beginning of year	$1,817	$659
Fair value of liabilities acquired through Merger	—	1,110
Liabilities incurred	54	16
Liabilities settled	(173)	(40)
Accretion expense	62	55
Changes in estimated cash flows	139	17
Asset retirement obligations, end of period	$1,899	$1,817
Classified on the consolidated balance sheets as:
Other current liabilities	$216	$14
Other long-term liabilities	1,683	1,803

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $613 million and $912 million as of December 31, 2021 and 2020, respectively.

Postpaid Billing System Impairment

In connection with the continuing integration of the businesses following the Merger, we evaluated the long-term billing system architecture strategy for our postpaid customers. In order to facilitate customer migration from the Sprint legacy billing platform, our postpaid billing system replacement plan and associated development will no longer serve our future needs. As a result, we recorded a non-cash impairment $200 million related to capitalized software development costs for the year ended December 31, 2020, all of which relates to the impairment recognized during the three months ended June 30, 2020. The expense is included in Impairment expense on our Consolidated Statements of Comprehensive Income. There were no impairments recognized for the years ended 2021 and 2019.

Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020, are as follows:

(in millions)	Goodwill
Historical goodwill, net of accumulated impairment losses of $10,766	$1,930
Goodwill from acquisition in 2020	9,405
Layer3 goodwill impairment	(218)
Balance as of December 31, 2020	11,117
Purchase price adjustment of goodwill from acquisitions in 2020	22
Goodwill from acquisitions in 2021	1,049
Balance as of December 31, 2021	$12,188
Accumulated impairment losses at December 31, 2021	$(10,984)

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

Index for Notes to the Consolidated Financial Statements
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

For our assessment of the wireless reporting unit, we employed a qualitative approach. The fair value of the wireless reporting unit is estimated using a market approach, which is based on market capitalization. We recognize market capitalization is subject to volatility and will monitor changes in market capitalization to determine whether declines, if any, necessitate an interim impairment review. In the event market capitalization does decline below its book value, we will consider the length, severity and reasons for the decline when assessing whether potential impairment exists, including considering whether a control premium should be added to the market capitalization. We believe short-term fluctuations in share price may not necessarily reflect the underlying aggregate fair value. No events or change in circumstances have occurred that indicate the fair value of the wireless reporting unit may be below its carrying amount at December 31, 2021.

In the year ending December 31, 2020, we recognized a goodwill impairment of $218 million for the Layer3 reporting unit. The impairment was the result of our enhanced in-home broadband opportunity following the Merger, along with the acquisition of certain content rights, which has created a strategic shift in our TVisionTM services offering. The expense is included in Impairment expense on our Consolidated Statements of Comprehensive Income. There were no goodwill impairments recognized for the years ended December 31, 2021 and 2019.
Intangible Assets

Identifiable Intangible Assets Acquired from the Merger

The following table summarizes the fair value of the intangible assets acquired in the Merger:

	Weighted-Average Useful Life (in years)	Fair Value as of April 1, 2020 (in millions)
Spectrum licenses	Indefinite-lived	$45,400
Tradenames (1)	2 years	207
Customer relationships	8 years	4,900
Favorable spectrum leases	18 years	745
Other intangible assets	7 years	428
Total intangible assets acquired		$51,680
(1) Tradenames include the Sprint brand

The fair value of spectrum licenses includes the value associated with aggregating a nationwide portfolio of owned and leased spectrum.

Favorable spectrum leases represent a contract where the market rate is higher than the future contractual lease payments. We lease this spectrum from third parties who hold the spectrum licenses. As these contracts pertain to intangible assets, they are excluded from the lease accounting guidance (ASC 842) and are accounted for as service contracts in which the expense is recognized on a straight-line basis over the lease term. Favorable spectrum leases of $745 million were recorded as an intangible asset as a result of purchase accounting and will be amortized on a straight-line basis over the associated remaining lease term. Additionally, we recognized unfavorable spectrum lease liabilities of $125 million, which are also amortized over their respective remaining lease terms and are included in Other liabilities on our Consolidated Balance Sheets.
The customer relationship intangible assets represent the value associated with the acquired Sprint customers. The customer relationship intangible assets are amortized using the sum-of-the-years digits method over periods of up to eight years.

Other intangible assets are amortized over the remaining period that the asset is expected to provide a benefit to us.

Index for Notes to the Consolidated Financial Statements
Identifiable Intangible Assets Acquired in the Shentel Acquisition

We reacquired certain rights under the Management Agreement in connection with the acquisition of the Wireless Assets that provided us the ability to fully do business in Shentel’s former affiliate territories. We recognized an intangible asset for these reacquired rights at its fair value of $770 million as of July 1, 2021. The reacquired rights intangible asset is being amortized on a straight-line basis over a useful life of approximately nine years in line with the remaining term of the Management Agreement upon the acquisition of the Wireless Assets.

Spectrum Licenses

The following table summarizes our spectrum license activity for the years ended December 31, 2021, 2020 and 2019:

(in millions)	2021	2020	2019
Spectrum licenses, beginning of year	$82,828	$36,465	$35,559
Spectrum license acquisitions	9,545	1,023	857
Spectrum licenses acquired in Merger	—	45,400	—
Spectrum licenses transferred to held for sale	(28)	(83)	—
Costs to clear spectrum	261	23	49
Spectrum licenses, end of year	$92,606	$82,828	$36,465

Spectrum Transactions

In March 2021, the FCC announced that we were the winning bidder of 142 licenses in Auction 107 (“C-band spectrum”) for an aggregate purchase price of $9.3 billion, excluding relocation costs. At the inception of Auction 107 in October 2020, we deposited $438 million. Upon conclusion of Auction 107 in March 2021, we paid the FCC the remaining $8.9 billion for the licenses won in the auction. On July 23, 2021, the FCC issued to us the licenses won in Auction 107. The licenses are included in Spectrum licenses on our Consolidated Balance Sheets as of December 31, 2021. Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits on our Consolidated Statements of Cash Flows for the year ended December 31, 2021. We expect to incur an additional $1.0 billion in relocation costs which will be paid through 2024.

As of December 31, 2021, the activities that are necessary to get the C-band spectrum ready for its intended use have not begun, as such, capitalization of the interest associated with the costs of acquiring the C-band spectrum has not begun.

Subsequent to December 31, 2021, in January 2022, the FCC announced that we were the winning bidder of 199 licenses in Auction 110 (mid-band spectrum) for an aggregate purchase price of $2.9 billion. At inception of Auction 110 in September 2021, we deposited $100 million. We paid the FCC the remaining $2.8 billion for the licenses won in the auction in the first quarter of 2022.

Impairment Assessment

For our assessment of Spectrum license impairment, we employed a qualitative approach. No events or change in circumstances have occurred that indicate the fair value of the Spectrum licenses may be below its carrying amount at December 31, 2021.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	December 31, 2021			December 31, 2020
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	Up to 8 years	$4,879	$(1,863)	$3,016	$4,900	$(865)	$4,035
Reacquired rights	Up to 9 years	770	(46)	724	—	—	—
Tradenames and patents	Up to 19 years	171	(91)	80	598	(412)	186
Favorable spectrum leases	Up to 27 years	728	(74)	654	790	(35)	755
Other	Up to 10 years	377	(118)	259	377	(55)	322
Other intangible assets		$6,925	$(2,192)	$4,733	$6,665	$(1,367)	$5,298

Index for Notes to the Consolidated Financial Statements
Amortization expense for intangible assets subject to amortization was $1.3 billion, $1.2 billion and $82 million for the years ended December 31, 2021, 2020 and 2019, respectively. The gross amount and accumulated amortization of certain customer relationships, tradenames and patents that became fully amortized and retired during the year are excluded from the table above.

The estimated aggregate future amortization expense for intangible assets subject to amortization are summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending December 31,
2022	$1,072
2023	917
2024	760
2025	601
2026	440
Thereafter	943
Total	$4,733

Substantially all of the estimated future amortization expense is associated with intangible assets acquired in the Merger and through our acquisitions of affiliates.

Note 7 – Fair Value Measurements

The carrying values of Cash and cash equivalents, Accounts receivable, Accounts receivable from affiliates and Accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments.

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

Interest Rate Lock Derivatives
In October 2018, we entered into interest rate lock derivatives with notional amounts of $9.6 billion. In November 2019, we extended the mandatory termination date on our interest rate lock derivatives to June 3, 2020. For the three months ended March 31, 2020, we made net collateral transfers to certain of our derivative counterparties totaling $580 million, which included variation margin transfers to (or from) such derivative counterparties based on daily market movements. No amounts were transferred to the derivative counterparties subsequent to March 31, 2020. These collateral transfers are included in Net cash related to derivative contracts under collateral exchange arrangements within Net cash used in investing activities on our Consolidated Statements of Cash Flows.

We recorded interest rate lock derivatives on our Consolidated Balance Sheets at fair value that was derived primarily from observable market data, including yield curves. Interest rate lock derivatives were classified as Level 2 in the fair value hierarchy. Cash flows associated with qualifying hedge derivative instruments are presented in the same category on the Consolidated Statements of Cash Flows as the item being hedged.

Aggregate changes in the fair value of the interest rate lock derivatives, net of tax and amortization, of $1.5 billion and $1.6 billion are presented in Accumulated other comprehensive loss on our Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

Between April 2 and April 6, 2020, in connection with the issuance of an aggregate of $19.0 billion of Senior Secured Notes bearing interest rates ranging from 3.500% to 4.500% and maturing in 2025 through 2050, we terminated our interest rate lock derivatives.

At the time of termination in the second quarter of 2020, the interest rate lock derivatives were a liability of $2.3 billion, of which $1.2 billion was cash-collateralized. The cash flows associated with the settlement of interest rate lock derivatives are presented on a gross basis on our Consolidated Statements of Cash Flows, with the total cash payments to settle the swaps of $2.3 billion presented in changes in Other current and long-term liabilities within Net cash provided by operating activities and

Index for Notes to the Consolidated Financial Statements
the return of cash collateral of $1.2 billion presented as an inflow in Net cash related to derivative contracts under collateral exchange arrangements within Net cash used in investing activities for the year ended December 31, 2020.

Upon the issuance of debt to which the hedged interest rate risk related, we began amortizing the Accumulated other comprehensive loss related to the derivatives into Interest expense in a manner consistent with how the hedged interest payments affect earnings. For the years ended December 31, 2021 and 2020, $189 million and $128 million, respectively, were amortized from Accumulated other comprehensive loss into Interest expense in the Consolidated Statements of Comprehensive Income. No amounts were amortized into Interest expense for the year ended December 31, 2019. We expect to amortize $203 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense over the 12 months ended December 31, 2022.

Deferred Purchase Price Assets
In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. See Note 4 – Sales of Certain Receivables for further information.

The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included on our Consolidated Balance Sheets, were $779 million and $884 million as of December 31, 2021 and 2020, respectively. Fair value was equal to the carrying amount at December 31, 2021 and 2020.

Debt

The fair value of our Senior Notes and Senior Secured Notes to third parties was determined based on quoted market prices in active markets, and therefore were classified as Level 1 within the fair value hierarchy. The fair value of our Senior Notes to affiliates was determined based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. Accordingly, our Senior Notes to affiliates were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates. The fair value estimates were based on information available as of December 31, 2021 and 2020. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included on our Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	December 31, 2021		December 31, 2020
(in millions)		Carrying Amount (1)	Fair Value (1)	Carrying Amount (1)	Fair Value (1)
Liabilities:
Senior Notes to third parties	1	$30,309	$32,093	$29,966	$32,450
Senior Notes to affiliates	2	3,739	3,844	4,716	4,991
Senior Secured Notes to third parties	1	40,098	42,393	36,204	40,519
(1)     Excludes $47 million and $240 million as of December 31, 2021 and 2020, respectively, in vendor financing arrangements and other debt as the carrying values approximate fair value primarily due to the short-term maturities of these instruments.

Index for Notes to the Consolidated Financial Statements
Note 8 – Debt

Debt was as follows:

(in millions)	December 31, 2021	December 31, 2020
3.360% Series 2016-1 A-1 Notes due 2021	$—	$656
7.250% Senior Notes due 2021	—	2,250
11.500% Senior Notes due 2021	—	1,000
4.000% Senior Notes to affiliates due 2022	1,000	1,000
4.000% Senior Notes due 2022	500	500
5.375% Senior Notes to affiliates due 2022	1,250	1,250
6.000% Senior Notes due 2022	2,280	2,280
6.000% Senior Notes due 2023	—	1,300
7.875% Senior Notes due 2023	4,250	4,250
6.000% Senior Notes due 2024	—	1,000
7.125% Senior Notes due 2024	2,500	2,500
3.500% Senior Secured Notes due 2025	3,000	3,000
4.738% Series 2018-1 A-1 Notes due 2025	1,706	2,100
5.125% Senior Notes due 2025	—	500
7.625% Senior Notes due 2025	1,500	1,500
1.500% Senior Secured Notes due 2026	1,000	1,000
2.250% Senior Notes due 2026	1,800	—
2.625% Senior Notes due 2026	1,200	—
6.500% Senior Notes due 2026	—	2,000
4.500% Senior Notes due 2026	—	1,000
4.500% Senior Notes to affiliates due 2026	—	1,000
7.625% Senior Notes due 2026	1,500	1,500
3.750% Senior Secured Notes due 2027	4,000	4,000
5.375% Senior Notes due 2027	500	500
2.050% Senior Secured Notes due 2028	1,750	1,750
4.750% Senior Notes due 2028	1,500	1,500
4.750% Senior Notes to affiliates due 2028	1,500	1,500
5.152% Series 2018-1 A-2 Notes due 2028	1,838	1,838
6.875% Senior Notes due 2028	2,475	2,475
2.400% Senior Secured Notes due 2029	500	—
2.625% Senior Notes due 2029	1,000	—
3.375% Senior Notes due 2029	2,350	—
3.875% Senior Secured Notes due 2030	7,000	7,000
2.250% Senior Secured Notes due 2031	1,000	1,000
2.550% Senior Secured Notes due 2031	2,500	2,500
2.875% Senior Notes due 2031	1,000	—
3.500% Senior Notes due 2031	2,450	—
2.700% Senior Secured Notes due 2032	1,000	—
8.750% Senior Notes due 2032	2,000	2,000
4.375% Senior Secured Notes due 2040	2,000	2,000
3.000% Senior Secured Notes due 2041	2,500	2,500
4.500% Senior Secured Notes due 2050	3,000	3,000
3.300% Senior Secured Notes due 2051	3,000	3,000
3.400% Senior Secured Notes due 2052	2,800	—
3.600% Senior Secured Notes due 2060	1,700	1,000
Other debt	47	240
Unamortized premium on debt to third parties	1,740	2,197
Unamortized discount on debt to affiliates	(5)	(20)
Unamortized discount on debt to third parties	(200)	(197)
Debt issuance costs and consent fees	(238)	(244)
Total debt	74,193	71,125
Less: Current portion of Senior Notes to affiliates	2,245	—
Less: Current portion of Senior Notes and other debt to third parties	3,378	4,579
Total long-term debt	$68,570	$66,546
Classified on the consolidated balance sheets as:
Long-term debt	$67,076	$61,830
Long-term debt to affiliates	1,494	4,716
Total long-term debt	$68,570	$66,546

Index for Notes to the Consolidated Financial Statements
Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 4.1% and 4.6% for the years ended December 31, 2021 and 2020, respectively, on weighted-average debt outstanding of $74.0 billion and $58.4 billion for the years ended December 31, 2021 and 2020, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Issuances and Borrowings

During the year ended December 31, 2021, we issued the following Senior Notes and Senior Secured Notes:

(in millions)	Principal Issuances	Premiums/Discounts and Issuance Costs	Net Proceeds from Issuance of Long-Term Debt	Issue Date
2.250% Senior Notes due 2026	$1,000	$(7)	$993	January 14, 2021
2.625% Senior Notes due 2029	1,000	(7)	993	January 14, 2021
2.875% Senior Notes due 2031	1,000	(6)	994	January 14, 2021
2.625% Senior Notes due 2026	1,200	(7)	1,193	March 23, 2021
3.375% Senior Notes due 2029	1,250	(7)	1,243	March 23, 2021
3.500% Senior Notes due 2031	1,350	(8)	1,342	March 23, 2021
2.250% Senior Notes due 2026	800	(2)	798	May 13, 2021
3.375% Senior Notes due 2029	1,100	6	1,106	May 13, 2021
3.500% Senior Notes due 2031	1,100	6	1,106	May 13, 2021
Total of Senior Notes issued	$9,800	$(32)	$9,768

3.400% Senior Secured Notes due 2052	$1,300	$(11)	$1,289	August 13, 2021
3.600% Senior Secured Notes due 2060	700	1	701	August 13, 2021
2.400% Senior Secured Notes due 2029	500	(2)	498	December 6, 2021
2.700% Senior Secured Notes due 2032	1,000	(8)	992	December 6, 2021
3.400% Senior Secured Notes due 2052	1,500	(21)	1,479	December 6, 2021
Total of Senior Secured Notes issued	$5,000	$(41)	$4,959

Credit Facilities

T-Mobile USA and certain of its affiliates, as guarantors, have a credit agreement (the “Credit Agreement”) with certain financial institutions named therein that provides for, among other things, a $5.5 billion revolving credit facility (“Revolving Credit Facility”). Borrowings under the Revolving Credit Facility will bear interest at a rate equal to a per annum rate of LIBOR plus a margin of 1.25% with the margin subject to a reduction to 1.00% if T-Mobile’s Total First Lien Net Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 0.75 to 1.00. The commitments under the Revolving Credit Facility mature on April 1, 2025. The Credit Agreement contains customary representations, warranties and covenants, including a financial maintenance covenant of 3.3x with respect to T-Mobile’s Total First Lien Net Leverage Ratio commencing with the period ending September 30, 2020. As of December 31, 2021, we did not have an outstanding balance under this facility.

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

Senior Secured Notes

On August 13, 2021, T-Mobile USA and certain of its affiliates, as guarantors, issued an aggregate $2.0 billion of Senior Secured Notes bearing interest at 3.400% and 3.600%, respectively, and maturing in 2052 and 2060, respectively. We used the net proceeds of $2.0 billion, together with cash on hand, to redeem our 4.500% Senior Notes due 2026 held by DT and our 4.500% Senior Notes due 2026 held by public investors.

Index for Notes to the Consolidated Financial Statements
On December 6, 2021, T-Mobile USA and certain of its affiliates, as guarantors, issued an aggregate of $3.0 billion of Senior Secured Notes bearing interest rates ranging from 2.400% to 3.400% and maturing in 2029 through 2052, and used the net proceeds of such issuances for general corporate purposes, which may include among other things, financing acquisitions of additional spectrum and refinancing existing indebtedness on an ongoing basis.

The Senior Secured Notes issued in 2021 have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States or to, or for the account or benefit of, U.S. persons except in accordance with an applicable exemption from the registration requirements thereof. Accordingly, the Senior Secured Notes were offered and sold only (1) to persons reasonably believed to be “qualified institutional buyers” under Rule 144A under the Securities Act and (2) outside the United States to non-U.S. persons in reliance upon Regulation S under the Securities Act.

The Senior Secured Notes are secured by a first priority security interest, subject to permitted liens, in substantially all of our present and future assets, other than certain excluded assets. They are redeemable at our discretion, in whole or in part, at any time. If redeemed prior to their contractually specified par call date, the redemption price is subject to a make-whole premium calculated by reference to then-current U.S. Treasury rates plus a fixed spread; if redeemed on or after their respective par call date, the make-whole premium does not apply. The amount of time by which the par call date precedes the maturity date of the respective series of Senior Secured Notes varies from one to six months.

We have entered into Registration Rights Agreements that are in effect through the maturity of the applicable Senior Secured Notes issued in 2021. These agreements call for us to use commercially reasonable efforts to file a registration statement and have it declared effective within a particular time period and to maintain the effectiveness of the registration statement for a certain period of time. If a default occurs, we will pay additional interest up to a maximum increase of 0.50% per annum. We have not accrued any obligations associated with the Registration Rights Agreements as compliance with the agreements is considered probable.

In 2021, we exchanged the Senior Secured Notes issued in 2020, which were not registered under the Securities Act, for substantially identical Senior Secured Notes that were registered under the Securities Act.

Senior Notes

On January 14, 2021, T-Mobile USA and certain of its affiliates, as guarantors, issued an aggregate of $3.0 billion of Senior Notes bearing interest ranging from 2.250% to 2.875% and maturing in 2026 through 2031, and used the net proceeds of $3.0 billion for general corporate purposes, including among other things, the acquisition of additional spectrum and the refinancing of existing indebtedness subsequent to issuance.

On March 23, 2021, T-Mobile USA and certain of its affiliates, as guarantors, issued an aggregate of $3.8 billion of Senior Notes bearing interest ranging from 2.625% to 3.500% and maturing in 2026 through 2031, and used the net proceeds of $3.8 billion to acquire spectrum licenses pursuant to the Federal Communications Commission’s C-Band spectrum Auction 107, with the remainder used, together with cash on hand, to redeem T-Mobile USA’s 6.500% Senior Notes due 2026.

On May 13, 2021, T-Mobile USA and certain of its affiliates, as guarantors, issued an aggregate of $3.0 billion of Senior Notes bearing interest ranging from 2.250% to 3.500% and maturing in 2026 through 2031, and used the net proceeds of $3.0 billion to redeem our 6.000% Senior Notes due 2023, 6.000% Senior Notes due 2024, and 5.125% Senior Notes due 2025 with the remainder used to refinance existing indebtedness subsequent to issuance.

The Senior Notes issued in May 2021 have not been registered under the Securities Act and may not be offered or sold in the United States or to, or for the account or benefit of, U.S. persons except in accordance with an applicable exception from the registration requirements thereof. Accordingly, the Senior Notes issued in May 2021 were offered and sold only (1) to persons reasonably believed to be “qualified institutional buyers” under Rule 144A under the Securities Act and (2) outside the United States to non-U.S. persons in reliance upon Regulation S under the Securities Act.

The Senior Notes are guaranteed on a senior unsecured basis by the Company and certain of our consolidated subsidiaries. They are redeemable at our discretion, in whole or in part, at any time. If redeemed prior to their contractually specified applicable premium end date, the redemption price is subject to a premium calculated by reference to then-current U.S. Treasury rates plus a fixed spread; if redeemed on or after their respective applicable premium end date, they are redeemable at a contractually specified fixed premium that steps down gradually as the Senior Notes approach their par call date, on or after which they are redeemable at par. The amount of time by which the par call date precedes the maturity date of the respective series of Senior Notes varies from one to three years.

Index for Notes to the Consolidated Financial Statements
We have entered into a Registration Rights Agreement that is in effect through the maturity of the Senior Notes issued in May 2021. This agreement calls for us to use commercially reasonable efforts to file a registration statement and have it declared effective within a particular time period and to maintain the effectiveness of the registration statement for a certain period of time. If a default occurs, we will pay additional interest up to a maximum increase of 0.50% per annum. We have not accrued any obligations associated with the Registration Rights Agreement as compliance with the agreements is considered probable.

Debt Assumed

In connection with the Merger, we assumed the following indebtedness of Sprint:

(in millions)	Fair value as of April 1, 2020	Principal Outstanding as of December 31, 2021	Carrying Value as of December 31, 2021
7.250% Senior Notes due 2021	$2,324	$—	$—
7.875% Senior Notes due 2023	4,682	4,250	4,472
7.125% Senior Notes due 2024	2,746	2,500	2,650
7.625% Senior Notes due 2025	1,677	1,500	1,618
7.625% Senior Notes due 2026	1,701	1,500	1,648
3.360% Senior Secured Series 2016-1 A-1 Notes due 2021 (1)	1,310	—	—
4.738% Senior Secured Series 2018-1 A-1 Notes due 2025 (1)	2,153	1,706	1,735
5.152% Senior Secured Series 2018-1 A-2 Notes due 2028 (1)	1,960	1,838	1,936
7.000% Senior Notes due 2020	1,510	—	—
11.500% Senior Notes due 2021	1,105	—	—
6.000% Senior Notes due 2022	2,372	2,280	2,312
6.875% Senior Notes due 2028	2,834	2,475	2,772
8.750% Senior Notes due 2032	2,649	2,000	2,577
Accounts receivable facility	2,310	—	—
Other debt	464	—	—
Total Debt Assumed	$31,797	$20,049	$21,720
(1)In connection with the closing of the Merger, we assumed Sprint’s spectrum-backed notes, which are collateralized by the acquired directly held and third-party leased Spectrum licenses. See “Spectrum Financing” section below for further information.

Index for Notes to the Consolidated Financial Statements
Note Redemptions and Repayments

During the year ended December 31, 2021, we made the following note redemptions and repayments:

(in millions)	Principal Amount	Write-off of Issuance Cost and Consent Fees (1)	Redemption Premium (2)	Redemption Date	Redemption Price
6.500% Senior Notes due 2026	$2,000	$36	$65	March 27, 2021	103.250%
6.000% Senior Notes due 2023	1,300	10	—	May 23, 2021	100.000%
6.000% Senior Notes due 2024	1,000	9	—	May 23, 2021	100.000%
5.125% Senior Notes due 2025	500	3	6	May 23, 2021	101.281%
4.500% Senior Notes due 2026	1,000	5	23	August 23, 2021	102.250%
7.250% Senior Notes due 2021	2,250	—	—	September 15, 2021	N/A
11.500% Senior Notes due 2021	1,000	—	—	November 15, 2021	N/A
Total Senior Notes to third parties redeemed	$9,050	$63	$94

4.500% Senior Notes to affiliates due 2026	$1,000	$4	$22	August 23, 2021	102.250%
Total Senior Notes to affiliates redeemed	$1,000	$4	$22

3.360% Secured Series 2016-1 A-1 Notes due 2021	$656	$—	$—	August 20, 2021	N/A
4.738% Secured Series 2018-1 A-1 Notes due 2025	394	—	—	Various	N/A
Other debt	184	—	—	Various	N/A
Total spectrum financing and other debt repayments	$1,234	$—	$—
(1)Write-off of issuance costs and consent fees are included in Other expense, net on our Consolidated Statements of Comprehensive Income. Write-off of issuance costs and consent fees are included in Loss on redemption of debt within Net cash provided by operating activities on our Consolidated Statements of Cash Flows.
(2)The redemption premium is the excess paid over the principal amount. Redemption premiums are included in Other expense, net on our Consolidated Statements of Comprehensive Income and in Net cash used in financing activities on our Consolidated Statements of Cash Flows.

Our losses on extinguishment of debt were $184 million, $371 million, and $19 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in Other expense, net on our Consolidated Statements of Comprehensive Income.

Spectrum Financing

On April 1, 2020, in connection with the closing of the Merger, we assumed Sprint’s spectrum-backed notes, which are collateralized by the acquired directly held and third-party leased Spectrum licenses (collectively, the “Spectrum Portfolio”) transferred to wholly-owned bankruptcy-remote special purpose entities (collectively, the “Spectrum Financing SPEs”). As of December 31, 2021 and 2020, the total outstanding obligations under these Notes was $3.5 billion and $4.6 billion, respectively.

In October 2016, certain subsidiaries of Sprint Communications, Inc. transferred the Spectrum Portfolio to the Spectrum Financing SPEs, which was used as collateral to raise an initial $3.5 billion in senior secured notes (the “2016 Spectrum-Backed Notes”) bearing interest at 3.360% per annum under a $7.0 billion securitization program. The 2016 Spectrum-Backed Notes were repayable over a five-year term, with interest-only payments over the first four quarters and amortizing quarterly principal payments thereafter commencing December 2017 through September 2021. We fully repaid the 2016 Spectrum-Backed Notes in 2021.

In March 2018, Sprint issued approximately $3.9 billion in aggregate principal amount of senior secured notes (the “2018 Spectrum-Backed Notes” and together with the 2016 Spectrum-Backed Notes, the “Spectrum-Backed Notes”) under the existing $7.0 billion securitization program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bears interest at 4.738% per annum, and has quarterly interest-only payments until June 2021, and amortizing quarterly principal amounts thereafter commencing in June 2021 through March 2025. As of December 31, 2021, $525 million of the aggregate principal amount was classified as Short-term debt on our Consolidated Balance Sheets. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, and has quarterly interest-only payments until June 2023, and amortizing quarterly principal amounts

Index for Notes to the Consolidated Financial Statements
thereafter commencing in June 2023 through March 2028. The Spectrum Portfolio, which also serves as collateral for the Spectrum-Backed Notes, remains substantially identical to the original portfolio from October 2016.

Simultaneously with the October 2016 offering, Sprint Communications, Inc. entered a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. Sprint Communications, Inc. is required to make monthly lease payments to the Spectrum Financing SPEs in an aggregate amount that is market-based relative to the spectrum usage rights as of the closing date and equal to $165 million per month. The lease payments, which are guaranteed by T-Mobile subsidiaries subsequent to the Merger, are sufficient to service all outstanding series of the 2016 Spectrum-Backed Notes and the lease also constitutes collateral for the senior secured notes. Because the Spectrum Financing SPEs are wholly-owned T-Mobile subsidiaries subsequent to the Merger, these entities are consolidated and all intercompany activity has been eliminated.

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

Standby Letters of Credit

For the purposes of securing our obligations to provide device insurance services and for the purposes of securing our general purpose obligations, we maintain an agreement for standby letters of credit with certain financial institutions. We assumed certain of Sprint’s standby letters of credit in the Merger. Our outstanding standby letters of credit were $441 million and $555 million as of December 31, 2021 and 2020, respectively.

Note 9 – Tower Obligations

Existing CCI Tower Lease Arrangements

In 2012, we conveyed to Crown Castle International Corp. (“CCI”) the exclusive right to manage and operate approximately 6,200 tower sites (“CCI Lease Sites”) via a master prepaid lease with site lease terms ranging from 23 to 37 years. CCI has fixed-price purchase options for the CCI Lease Sites totaling approximately $2.0 billion, exercisable annually on a per-tranche basis at the end of the lease term during the period from December 31, 2035 through December 31, 2049. If CCI exercises its purchase option for any tranche, it must purchase all the towers in the tranche. We lease back a portion of the space at certain tower sites for an initial term of 10 years, followed by optional renewals at customary terms.

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

However, we also considered if this arrangement resulted in the sale of the CCI Lease Sites for which we would de-recognize the tower assets. By assessing whether control had transferred, we concluded that transfer of control criteria, as discussed in the revenue standard, were not met. Accordingly, we recorded this arrangement as a financing whereby we recorded debt, a financial obligation, and the CCI Lease Sites tower assets remained on our Consolidated Balance Sheets. We recorded long-

Index for Notes to the Consolidated Financial Statements
term financial obligations in the amount of the net proceeds received and recognize interest on the tower obligations at a rate of approximately 8% using the effective interest method. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by us to CCI and through net cash flows generated and retained by CCI from operation of the tower sites.

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

We considered if this arrangement resulted in the sale of the Master Lease Sites for which we would de-recognize the tower assets. By assessing whether control had transferred, we concluded that transfer of control criteria, as discussed in the revenue standard, were not met. Accordingly, we recorded this arrangement as a financing whereby we recorded debt, a financial obligation, and the Master Lease Sites tower assets remained on our Consolidated Balance Sheets.

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

We recognize interest expense on the tower obligations at a rate of approximately 6% using the effective interest method. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by us to CCI. The tower assets are reported in Property and equipment, net on our Consolidated Balance Sheets and are depreciated to their estimated residual values over the expected useful life of the towers, which is 20 years.

The following table summarizes the balances associated with both of the tower arrangements on our Consolidated Balance Sheets:

(in millions)	December 31, 2021	December 31, 2020
Property and equipment, net	$2,548	$2,838
Tower obligations	2,806	3,028
Other long-term liabilities	1,712	1,712

Future minimum payments related to the tower obligations are approximately $415 million for the year ending December 31, 2022, $630 million in total for the years ending December 31, 2023 and 2024, $626 million in total for the years ending December 31, 2025 and 2026, and $329 million in total for the years thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $282 million in our Operating lease liabilities as of December 31, 2021.

Subsequent to December 31, 2021, on January 3, 2022, we entered into the Crown Agreement with CCI. The Crown Agreement modifies the leaseback portion of both the Existing CCI Tower Lease Arrangement and Acquired CCI Tower Lease Arrangement detailed above. As a result of the Crown Agreement, we expect an increase in the financing obligation as of the effective date of the agreement of approximately $1.2 billion, with a corresponding decrease to Other long-term liabilities due to a decrease in unfavorable lease terms. There were no changes made to either of our master prepaid leases with CCI.

Index for Notes to the Consolidated Financial Statements
Note 10 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communications services to three primary categories of customers:

•Postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, High Speed Internet, wearables, DIGITS or other connected devices which includes tablets and SyncUP products;
•Prepaid customers generally include customers who pay for wireless communications services in advance; and
•Wholesale customers include Machine-to-Machine and Mobile Virtual Network Operator customers that operate on our network but are managed by wholesale partners.

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Postpaid service revenues
Postpaid phone revenues	$39,154	$33,939	$21,329
Postpaid other revenues	3,408	2,367	1,344
Total postpaid service revenues	$42,562	$36,306	$22,673

We operate as a single operating segment. The balances presented in each revenue line item on our Consolidated Statements of Comprehensive Income represent categories of revenue from contracts with customers disaggregated by type of product and service. Service revenues also include revenues earned for providing premium services to customers, such as device insurance services and customer-based, third-party services. Revenue generated from the lease of mobile communication devices is included in Equipment revenues on our Consolidated Statements of Comprehensive Income.

Equipment revenues from the lease of mobile communication devices were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Equipment revenues from the lease of mobile communication devices	$3,348	$4,181	$599

We provide wireline communication services to domestic and international customers. Wireline service revenues were $739 million and $626 million for the years ended December 31, 2021 and 2020, respectively. Wireline service revenues are presented in Other service revenues on our Consolidated Statements of Comprehensive Income.

Contract Balances

The contract asset and contract liability balances from contracts with customers as of December 31, 2021 and 2020, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2020	$278	$824
Balance as of December 31, 2021	286	763
Change	$8	$(61)

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the Contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment which is recognized as bad debt expense. The current portion of our Contract assets of approximately $219 million and $204 million as of December 31, 2021 and 2020, respectively, was included in Other current assets on our Consolidated Balance Sheets.

Index for Notes to the Consolidated Financial Statements
Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers. Contract liabilities are primarily included in Deferred revenue on our Consolidated Balance Sheets.

Revenues for the years ended December 31, 2021, 2020 and 2019 include the following:

	Year Ended December 31,
(in millions)	2021	2020	2019
Amounts included in the beginning of year contract liability balance	$767	$545	$643

Remaining Performance Obligations

As of December 31, 2021, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $898 million. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months at the time of origination.

As of December 31, 2021, the aggregate amount of transaction price allocated to remaining service and lease performance obligations associated with device operating leases was $95 million and $58 million, respectively. We expect to recognize this revenue as service is provided over the device lease contract term of 18 months.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of December 31, 2021, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $1.2 billion, $707 million and $685 million for 2022, 2023, and 2024 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to eight years.

Contract Costs

The total balance of deferred incremental costs to obtain contracts with customers was $1.5 billion and $1.1 billion as of December 31, 2021 and December 31, 2020, respectively, and is included in Other assets on our Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs is included in Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income and were $1.1 billion and $865 million for the years ended December 31, 2021 and 2020, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the years ended December 31, 2021, 2020 and 2019.

Note 11 – Employee Compensation and Benefit Plans

Under our 2013 Omnibus Incentive Plan and the Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan that T-Mobile assumed in connection with the closing of the Merger (the “Incentive Plans”), we are authorized to issue up to 101 million shares of our common stock. Under our Incentive Plans, we can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance awards to eligible employees, consultants, advisors and non-employee directors. As of December 31, 2021, there were approximately 20 million shares of common stock available for future grants under our Incentive Plans.

We grant RSUs to eligible employees, key executives and certain non-employee directors and performance-based restricted stock units (“PRSUs”) to eligible key executives. RSUs entitle the grantee to receive shares of our common stock upon vesting (with vesting generally occurring annually over a three-year service period), subject to continued service through the applicable vesting date. PRSUs entitle the holder to receive shares of our common stock at the end of a performance period of generally up to three years if the applicable performance goals are achieved and generally subject to continued service through the applicable performance period. The number of shares ultimately received by the holder of PRSUs is dependent on our business performance against the specified performance goal(s) over a pre-established performance period. We also maintain an employee stock purchase plan (“ESPP”), under which eligible employees can purchase our common stock at a discounted price.

Index for Notes to the Consolidated Financial Statements

Stock-based compensation expense and related income tax benefits were as follows:

	As of and for the Year Ended December 31,
(in millions, except shares, per share and contractual life amounts)	2021	2020	2019
Stock-based compensation expense	$540	$694	$495
Income tax benefit related to stock-based compensation	$100	$132	$92
Weighted-average fair value per stock award granted	$116.11	$96.27	$73.25
Unrecognized compensation expense	$625	$592	$515
Weighted-average period to be recognized (years)	1.8	1.9	1.6
Fair value of stock awards vested	$944	$1,315	$512

Stock Awards

Upon the completion of our Merger with Sprint, T-Mobile assumed Sprint’s stock compensation plans. In addition, pursuant to the Business Combination Agreement, at the Effective Time, each outstanding option to purchase Sprint common stock (other than under Sprint’s Employee Stock Purchase Plan), each award of time-based RSUs in respect of shares of Sprint common stock and each award of performance-based RSUs in respect of shares of Sprint common stock, in each case, that was outstanding immediately prior to the Effective Time was automatically adjusted by the Exchange Ratio (as defined in the Business Combination Agreement) and converted into an equity award of the same type covering shares of T-Mobile common stock, on the same terms and conditions (including, if applicable, any continuing vesting requirements (but excluding any performance-based vesting conditions)) under the applicable Sprint plan and award agreement in effect immediately prior to the Effective Time (the “Assumed Awards”). The applicable amount of performance-based RSUs eligible for conversion was based on formulas and approximated 100% of target. Any accrued but unpaid dividend equivalents with respect to any such award of time-based RSUs or performance-based RSUs were assumed by T-Mobile at the Effective Time and became an obligation with respect to the applicable award of RSUs in respect of shares of T-Mobile common stock.

On April 22, 2020, we filed a Form S-8 to register a total of 25,304,224 shares of common stock, representing those covered by the Sprint Corporation 1997 Long-Term Stock Incentive Program, the Sprint Corporation 2007 Omnibus Incentive Plan (the “Sprint 2007 Plan”) and the Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”) that T-Mobile assumed in connection with the closing of the Merger. This included 7,043,843 shares of T-Mobile common stock issuable upon exercise or settlement of the Assumed Awards held by current directors, officers, employees and consultants of T-Mobile or its subsidiaries who were directors, officers, employees and consultants of Sprint or its subsidiaries immediately prior to the Effective Time, as well as (i) 12,420,945 shares of T-Mobile common stock that remain available for issuance under the 2015 Plan and (ii) 5,839,436 additional shares of T-Mobile common stock subject to awards granted under the 2015 Plan that may become available for issuance under the 2015 Plan if any awards under the 2015 Plan are forfeited, lapse unexercised or are settled in cash.

The following activity occurred under the Incentive Plans during the year ended December 31, 2021:

Time-Based Restricted Stock Units and Restricted Stock Awards

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2020	10,101,222	$84.61	0.9	$1,362
Granted	4,884,185	121.40
Vested	(5,273,134)	79.67
Forfeited	(818,985)	104.40
Nonvested, December 31, 2021	8,893,288	105.96	0.8	1,031

Index for Notes to the Consolidated Financial Statements
Performance-Based Restricted Stock Units and Restricted Stock Awards

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2020	3,173,101	$86.58	1.0	$428
Granted	433,116	125.34
Performance award achievement adjustments (1)	576,866	64.44
Vested	(2,236,918)	69.14
Forfeited	(56,608)	99.51
Nonvested, December 31, 2021	1,889,557	108.97	1.0	219
(1)Represents PRSUs granted prior to 2021 for which the performance achievement period was completed in 2021, resulting in incremental unit awards. These PRSU awards are also included in the amount vested in 2021.

PRSUs included in the table above are shown at target. Share payout can range from 0% to 200% based on different performance outcomes. Weighted-average grant date fair value of RSU and PRSU awards assumed through acquisition is based on the fair value on the date assumed.

Payment of the underlying shares in connection with the vesting of RSU and PRSU awards generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. With respect to RSUs and PRSUs settled in shares, we have agreed to withhold shares of common stock otherwise issuable under the RSU and PRSU awards to cover certain of these tax obligations, with the net shares issued to the employee accounted for as outstanding common stock. We withheld 2,511,512, 4,441,107 and 2,094,555 shares of common stock to cover tax obligations associated with the payment of shares upon vesting of stock awards and remitted cash of $316 million, $439 million and $156 million to the appropriate tax authorities for the years ended December 31, 2021, 2020 and 2019, respectively.

Employee Stock Purchase Plan

Our ESPP allows eligible employees to contribute up to 15% of their eligible earnings toward the semi-annual purchase of our shares of common stock at a discounted price, subject to an annual maximum dollar amount. Employees can purchase stock at a 15% discount applied to the closing stock price on the first or last day of the six-month offering period, whichever price is lower. The number of shares issued under our ESPP was 2,189,542, 2,144,036 and 2,091,650 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the number of securities remaining available for future sale and issuance under the ESPP was 7,064,316. Sprint’s ESPP was terminated prior to the Merger close and legacy Sprint employees were eligible to enroll in our ESPP on August 15, 2020.

Our ESPP provides for an annual increase in the aggregate number of shares of our common stock reserved for sale and authorized for issuance thereunder as of the first day of each fiscal year (beginning with fiscal year 2016) equal to the lesser of (i) 5,000,000 shares of our common stock, and (ii) the number of shares of T-Mobile common stock determined by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”). For fiscal years 2016 through 2019, the Compensation Committee determined that no such increase in shares of our common stock was necessary. However, an additional 5,000,000 shares of our common stock were automatically added to the ESPP share reserve as of each of January 1, 2020 and January 1, 2021.

Stock Options

Stock options outstanding relate to the Metro Communications, Inc. 2010 Equity Incentive Compensation Plan, the Amended and Restated Metro Communications, Inc. 2004 Equity Incentive Compensation Plan, the Layer3 TV, Inc. 2013 Stock Plan, the Sprint 2007 Plan and the Sprint 2015 Plan (collectively, the “Stock Option Plans”). No stock option awards were granted during the year ended December 31, 2021.

Index for Notes to the Consolidated Financial Statements
The following activity occurred under the Stock Option Plans:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	918,695	$51.77	4.0
Exercised	(218,495)	48.02
Expired/canceled	(4,356)	40.74
Outstanding at December 31, 2021	695,844	53.01	3.3
Exercisable at December 31, 2021	695,844	53.01	3.3
Weighted-average grant date fair value of stock options assumed through acquisition is based on the fair value on the date assumed.

Stock options exercised under the Stock Option Plans generated proceeds of approximately $10 million, $48 million and $1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The grant-date fair value of share-based incentive compensation awards attributable to post-combination services including restricted stock units and stock options, from the Merger was approximately $163 million.

Pension and Other Postretirement Benefits Plans

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

The objective for the investment portfolio of the Pension Plan is to achieve a long-term nominal rate of return, net of fees, that exceeds the Pension Plan's long-term expected rate of return on investments for funding purposes. To meet this objective, our investment strategy is governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 41% to equities; 44% to fixed income investments; 11% to real estate, infrastructure and private assets; and 4% to other investments including hedge funds. Actual allocations are allowed to deviate from target allocation percentages within a range for each asset class as defined in the investment policy. The long-term expected rate of return on plan assets was 4% and 5% for the years ended December 31, 2021 and 2020, respectively, while the actual rate of return on plan assets was 8% and 21% for the years ended December 31, 2021 and 2020, respectively. The long-term expected rate of return on investments for funding purposes is 5% for the year ended December 31, 2022.

The components of net expense recognized for the Pension Plan were as follows:

	Year Ended December 31,
(in millions)	2021	2020
Interest on projected benefit obligations	$61	$52
Expected return on pension plan assets	(56)	(45)
Net pension expense	$5	$7

The net expense associated with the Pension Plan is included in Other expense, net on our Consolidated Statements of Comprehensive Income.

Investments of the Pension Plan are measured at fair value on a recurring basis, which is determined using quoted market prices or estimated fair values. As of December 31, 2021, 14% of the investment portfolio was valued at quoted prices in active markets for identical assets, 81% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs, and 5% was valued using unobservable inputs that are supported by little or no market activity, the majority of which used the net asset value per share (or its equivalent) as a practical expedient to measure the fair value. As of December 31, 2020, 12% of the investment portfolio was valued at quoted prices in active markets for identical assets, 85% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs, and 3% was valued using unobservable inputs that are supported by little or no market activity, the majority of which used the net asset value per share (or its equivalent) as a practical expedient to measure the fair value.

The fair values of our Pension Plan assets and certain other postretirement benefit plan assets in aggregate were $1.5 billion and $1.4 billion and our accumulated benefit obligations in aggregate were $2.2 billion and $2.3 billion as of December 31, 2021 and 2020, respectively. As a result, the plans were underfunded by approximately $633 million and $828 million as of

Index for Notes to the Consolidated Financial Statements
December 31, 2021 and 2020, respectively, and were recorded in Other long-term liabilities on our Consolidated Balance Sheets. In determining our pension obligation for both the years ended December 31, 2021, and 2020, we used a weighted-average discount rate of 3%.

During the years ended December 31, 2021 and 2020, we made contributions of $83 million and $58 million, respectively, to the benefit plans. We expect to make contributions to the Plan of $37 million through the year ending December 31, 2022.

Future benefits expected to be paid are approximately $100 million for the year ending December 31, 2022, $206 million in total for the years ending December 31, 2023 and 2024, $215 million in total for the years ending December 31, 2025 and 2026, and $562 million in total for the years ending December 31, 2027 through December 31, 2031.

Employee Retirement Savings Plan

We sponsor retirement savings plans for the majority of our employees under Section 401(k) of the Internal Revenue Code and similar plans. The plans allow employees to contribute a portion of their pre-tax and post-tax income in accordance with specified guidelines. The plans provide that we match a percentage of employee contributions up to certain limits. Employer matching contributions were $190 million, $179 million and $119 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Of the total $1.4 billion of proceeds received under the Prepaid Transaction, approximately $162 million was allocated to the EIP receivables to which we transferred DISH a 100% participation interest. We accounted for this portion of the proceeds as a secured borrowing and present it in Other, net, within Net cash provided by (used in) financing activities on our Consolidated Statements of Cash Flows accordingly. The remaining $1.2 billion was allocated to the divested net assets of the Prepaid Business. The net cash received for the Prepaid Business is presented in Proceeds from the divestiture of prepaid business within Net cash used in investing activities on our Consolidated Statements of Cash Flows.

The results of the Prepaid Business include revenues and expenses directly attributable to the operations disposed. Corporate and administrative expenses, including Interest expense, not directly attributable to the operations were not allocated to the Prepaid Business. The results of the Prepaid Business from April 1, 2020, through December 31, 2020, are presented in Income from discontinued operations, net of tax on our Consolidated Statements of Comprehensive Income. There was no income from discontinued operations for the years ended December 31, 2021 or 2019.

Index for Notes to the Consolidated Financial Statements
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

Cash flows associated with the Master Network Services Agreement and Transition Services Agreement are included in Net cash provided by operating activities on our Consolidated Statements of Cash Flows.

Note 13 – Income Taxes

Our sources of Income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
U.S. income	$3,401	$3,493	$4,557
Foreign (loss) income	(50)	37	46
Income from continuing operations before income taxes	$3,351	$3,530	$4,603

Index for Notes to the Consolidated Financial Statements
Income tax expense is summarized as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Current tax (expense) benefit
Federal	$(22)	$17	$24
State	(89)	(84)	(70)
Foreign	(19)	(10)	2
Total current tax expense	(130)	(77)	(44)
Deferred tax (expense) benefit
Federal	(541)	(676)	(954)
State	327	(34)	(125)
Foreign	17	1	(12)
Total deferred tax expense	(197)	(709)	(1,091)
Total income tax expense	$(327)	$(786)	$(1,135)

The reconciliation between the U.S. federal statutory income tax rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.5	4.8	5.1
Effect of law and rate changes	(1.7)	(0.8)	0.4
Change in valuation allowance	(10.7)	(2.6)	(1.8)
Foreign taxes, net of federal benefit	0.1	0.3	0.3
Permanent differences	0.3	0.4	0.6
Federal tax credits, net of reserves	(2.5)	(0.9)	(0.8)
Equity-based compensation	(2.6)	(2.5)	(0.6)
Non-deductible compensation	1.5	2.3	0.6
Other, net	(0.1)	0.3	(0.1)
Effective income tax rate	9.8%	22.3%	24.7%

Significant components of deferred income tax assets and liabilities, tax effected, are as follows:

(in millions)	December 31, 2021	December 31, 2020
Deferred tax assets
Loss carryforwards	$4,414	$4,540
Lease liabilities	7,717	8,031
Property and equipment	—	90
Reserves and accruals	1,280	1,348
Federal and state tax credits	404	411
Other	2,888	2,665
Deferred tax assets, gross	16,703	17,085
Valuation allowance	(435)	(878)
Deferred tax assets, net	16,268	16,207
Deferred tax liabilities
Spectrum licenses	18,060	17,518
Property and equipment	380	—
Lease right-of-use assets	6,761	7,239
Other intangible assets	769	912
Other	514	504
Total deferred tax liabilities	26,484	26,173
Net deferred tax liabilities	$10,216	$9,966

Classified on the consolidated balance sheets as:
Deferred tax liabilities	$10,216	$9,966

Index for Notes to the Consolidated Financial Statements
As of December 31, 2021, we have tax effected federal net operating loss (“NOL”) carryforwards of $3.5 billion, state NOL carryforwards of $1.4 billion and foreign NOL carryforwards of $37 million, expiring through 2041. Federal and certain state NOLs generated in and after 2018 do not expire. As of December 31, 2021, our tax effected federal and state NOL carryforwards for financial reporting purposes were approximately $221 million and $473 million, respectively, less than our NOL carryforwards for federal and state income tax purposes, due to unrecognized tax benefits of the same amount. There were no differences in our foreign NOL carryforwards for financial reporting purposes and our NOL carryforwards for foreign income tax purposes as of December 31, 2021. The unrecognized tax benefit amounts exclude offsetting tax effects of $132 million in other jurisdictions.

As of December 31, 2021, we have research and development, foreign tax and other general business credit carryforwards with a combined value of $581 million for federal income tax purposes, an immaterial amount of which begins to expire in 2023.

As of December 31, 2021, 2020 and 2019, our valuation allowance was $435 million, $878 million and $129 million, respectively. The change from December 31, 2020 to December 31, 2021 primarily related to a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions resulting from legal entity reorganizations of legacy Sprint entities. The change from December 31, 2019 to December 31, 2020 primarily related to $851 million of deferred tax assets acquired via the Merger for which a valuation allowance was deemed necessary, partially offset by a reduction in the valuation allowance against deferred tax assets in federal and certain other jurisdictions associated with additional tax attribute utilization and expiration. It is possible that our valuation allowance may change within the next 12 months.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are currently under examination by the IRS and various states. Management does not believe the resolution of any of the audits will result in a material change to our financial condition, results of operations or cash flows. The IRS has concluded its audits of our federal tax returns through the 2009 tax year; however, NOL and other carryforwards for certain audited periods remain open for examination. U.S. federal, state and foreign examination for years prior to 2002 are generally closed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Unrecognized tax benefits, beginning of year	$1,159	$514	$462
Gross increases to tax positions in prior periods	73	6	—
Gross decreases to tax positions in prior periods	(123)	(28)	—
Gross increases to current period tax positions	72	45	64
Gross increases due to current period business acquisitions	36	624	—
Gross decreases due to settlements with taxing authorities	—	(2)	(12)
Unrecognized tax benefits, end of year	$1,217	$1,159	$514

As of December 31, 2021, 2020 and 2019, we had $932 million, $857 million and $310 million, respectively, in unrecognized tax benefits that, if recognized, would affect our annual effective tax rate. Penalties and interest on income tax assessments are included in Selling, general and administrative and Interest expense, respectively, on our Consolidated Statements of Comprehensive Income. The accrued interest and penalties associated with unrecognized tax benefits are insignificant.

Note 14 – SoftBank Equity Transaction

On June 22, 2020, we entered into a Master Framework Agreement (the “Master Framework Agreement”) by and among the Company, SoftBank, SoftBank Group Capital Ltd, a wholly-owned subsidiary of SoftBank (“SBGC”), Delaware Project 4 L.L.C., a wholly-owned subsidiary of SoftBank, Delaware Project 6 L.L.C., a wholly-owned subsidiary of SoftBank, Claure Mobile LLC (“CM LLC”), DT, and T-Mobile Agent LLC, a wholly-owned subsidiary of the Company.

The Master Framework Agreement and related transactions were entered into to facilitate SoftBank’s monetization of a portion of our common stock held by SoftBank (the “SoftBank Monetization”). In connection with the Master Framework Agreement, DT waived the restriction on the transfer under its Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, with SoftBank (the “SoftBank Proxy Agreement”) with respect to approximately 198 million shares of our common stock held by SoftBank (the “Released Shares”). Upon the close of the Public Equity Offering (as defined below), we received a payment from SoftBank for $304 million for our role in facilitating the SoftBank Monetization. The payment received from SoftBank, net of tax, of $230 million was recorded as Additional paid-in capital on our Consolidated Balance Sheets and is presented as a

Index for Notes to the Consolidated Financial Statements
reduction of Repurchases of common stock in Net cash provided by (used in) financing activities on our Consolidated Statements of Cash Flows.

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

As these transactions occurred with separate counterparties, the exchange of shares and cash are recorded on a gross basis on our Consolidated Statement of Stockholders’ Equity and Consolidated Statements of Cash Flows, respectively. The shares sold are presented in Shares issued in secondary offering and the shares purchased from SBGC are presented in Shares repurchased from SoftBank on our Consolidated Statement of Stockholders’ Equity. The cash received from the sale of shares is presented in Issuance of common stock and the cash paid to purchase shares from SoftBank are presented in Repurchases of common stock within Net cash provided by (used in) financing activities on our Consolidated Statements of Cash Flows.

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

Index for Notes to the Consolidated Financial Statements
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

Ownership Following the SoftBank Monetization

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

As of December 31, 2021, DT and SoftBank held, directly or indirectly, approximately 46.7% and 4.9%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 48.4% of the outstanding T-Mobile common stock held by other stockholders.

Accordingly, as a result of the Proxy Agreements, DT has voting control as of December 31, 2021 over approximately 52.0% of the outstanding T-Mobile common stock.

Index for Notes to the Consolidated Financial Statements
Note 15 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Year Ended December 31,
(in millions, except shares and per share amounts)	2021	2020	2019
Income from continuing operations	$3,024	$2,744	$3,468
Income from discontinued operations, net of tax	—	320	—
Net income	$3,024	$3,064	$3,468

Weighted-average shares outstanding – basic	1,247,154,988	1,144,206,326	854,143,751
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	7,614,938	10,543,102	9,289,760
Weighted-average shares outstanding – diluted	1,254,769,926	1,154,749,428	863,433,511

Basic earnings per share:
Continuing operations	$2.42	$2.40	$4.06
Discontinued operations	—	0.28	—
Earnings per share – basic	$2.42	$2.68	$4.06

Diluted earnings per share:
Continuing operations	$2.41	$2.37	$4.02
Discontinued operations	—	0.28	—
Earnings per share – diluted	$2.41	$2.65	$4.02

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	139,619	80,180	16,359
SoftBank contingent consideration (1)	48,751,557	36,630,268	—
(1)     Represents the weighted-average SoftBank Specified Shares that are contingently issuable from the acquisition date of April 1, 2020.

As of December 31, 2021, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of December 31, 2021 and 2020. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

The SoftBank Specified Shares Amount of 48,751,557 shares of T-Mobile common stock was determined to be contingent consideration for the Merger and is not dilutive until the defined volume-weighted average price per share is reached.

Note 16 – Leases

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

Subsequent to December 31, 2021, on January 3, 2022, we entered into the Crown Agreement with CCI that modified the terms of our leased towers from CCI. The Crown Agreement modifies the monthly rental payment we will pay for sites currently leased by us, extends the non-cancellable lease term for the majority of our sites through December 2033 and will allow us the flexibility to facilitate our network integration and decommissioning activities through new site builds and termination of duplicate tower locations. The initial non-cancellable term is through December 31, 2033, followed by optional renewals. As a result of this modification, we will remeasure the associated right-of use assets and lease liabilities with an expected increase of

Index for Notes to the Consolidated Financial Statements
between $4.8 billion to $5.4 billion to each on the effective date of the modification, with a corresponding gross increase to both deferred tax liabilities and assets of between $1.2 billion to $1.4 billion.

The components of lease expense were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Operating lease expense	$5,921	$4,438	$2,558
Financing lease expense:
Amortization of right-of-use assets	738	681	523
Interest on lease liabilities	69	81	82
Total financing lease expense	807	762	605
Variable lease expense	429	328	243
Total lease expense	$7,157	$5,528	$3,406

Information relating to the lease term and discount rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Weighted-Average Remaining Lease Term (Years)
Operating leases	9	10	6
Financing leases	3	3	3
Weighted-Average Discount Rate
Operating leases	3.6%	3.9%	4.8%
Financing leases	2.5%	3.3%	4.0%

Maturities of lease liabilities as of December 31, 2021, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending December 31,
2022	$3,868	$1,161
2023	4,237	800
2024	3,846	505
2025	3,343	128
2026	2,971	36
Thereafter	17,387	29
Total lease payments	35,652	2,659
Less: imputed interest	6,409	84
Total	$29,243	$2,575

Interest payments for financing leases were $69 million, $79 million and $82 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, we have additional operating leases for commercial properties that have not yet commenced with future lease payments of approximately $98 million.

As of December 31, 2021, we were contingently liable for future ground lease payments related to certain tower obligations. These contingent obligations are not included in the above table as the amounts owed are contractually owed by Crown Castle International Corp. based on the subleasing arrangement. See Note 9 – Tower Obligations for further information.

Index for Notes to the Consolidated Financial Statements
Lessor

The components of leased wireless devices under our Leasing Programs were as follows:

(in millions)	Average Remaining Useful Life	December 31, 2021	December 31, 2020
Leased wireless devices, gross	8 months	$3,832	$6,989
Accumulated depreciation		(2,373)	(2,170)
Leased wireless devices, net		$1,459	$4,819

For equipment revenues from the lease of mobile communication devices, see Note 10 – Revenue from Contracts with Customers.

Future minimum payments expected to be received over the lease term related to leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Expected Payments
Twelve Months Ending December 31,
2022	$402
2023	44
Total	$446

Note 17 – Commitments and Contingencies

Purchase Commitments

We have commitments for non-dedicated transportation lines with varying expiration terms that generally extend through 2031. In addition, we have commitments to purchase wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2043.

Our purchase commitments are approximately $4.7 billion for the twelve-month period ending December 31, 2022, $5.6 billion in total for the twelve-month periods ending December 31, 2023 and 2024, $2.1 billion in total for the twelve-month periods ending December 31, 2025 and 2026, and $1.6 billion in total thereafter. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.
Subsequent to December 31, 2021, on January 3, 2022, we entered into the Crown Agreement with CCI that will enable us to lease towers from CCI through December 2033, followed by optional renewals. The Crown Agreement amends the pricing for our non-dedicated transportation lines, which includes lit fiber backhaul and small cell circuits. We have committed to an annual volume commitment to execute and deliver 35,000 small cell contracts, including upgrades to existing locations, over the next five years. The minimum commitment for small cells is $1.8 billion through 2039.

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

Our spectrum lease and service credit commitments, including renewal periods, are approximately $350 million for the twelve-month period ending December 31, 2022, $611 million in total for the twelve-month periods ending December 31, 2023 and 2024, $591 million in total for the twelve-month periods ending December 31, 2025 and 2026 and $4.7 billion in total thereafter.

We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced by services provided and as actual invoices are presented and paid to the lessors. The maximum remaining service commitment on December 31, 2021 was $85 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15 to 30 years.

Index for Notes to the Consolidated Financial Statements

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

We expect that our monetary commitments associated with these matters are approximately $11 million for the twelve-month period ending December 31, 2022, $12 million in total for the twelve-month periods ending December 31, 2023 and 2024. We do not expect any amounts after December 31, 2024. These amounts do not represent our entire anticipated costs to achieve specified network coverage and performance requirements, employment targets or commitments to provide access to affordable rate plans, but represent only those amounts for which we are required to make a specified payment in connection with our commitments or settlements.

Contingencies and Litigation

Litigation and Regulatory Matters

We are involved in various lawsuits and disputes, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation and Regulatory Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce FCC rules and regulations. Those Litigation and Regulatory Matters are at various stages, and some of them may proceed to trial, arbitration, hearing, or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate. The accruals are reflected in the consolidated financial statements but they are not considered to be, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including, but not limited to, uncertainty concerning legal theories and their resolution by courts or regulators, uncertain damage theories and demands, and a less than fully developed factual record. For Litigation and Regulatory Matters that may result in a contingent gain, we recognize such gains in the consolidated financial statements when the gain is realized or realizable. We recognize legal costs expected to be incurred in connection with Litigation and Regulatory Matters as they are incurred. Except as otherwise specified below, we do not expect that the ultimate resolution of these Litigation and Regulatory Matters, individually or in the aggregate, will have a material adverse effect on our financial position, but we note that an unfavorable outcome of some or all of the specific matters identified below could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. In the first quarter of 2020, we recorded an accrual for an estimated payment amount. We maintained the accrual as of December 31, 2021, and that accrual was included in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

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

Index for Notes to the Consolidated Financial Statements
certain states for excess subsidy payments.

We note that pursuant to Amendment No. 2 to the Business Combination Agreement, SoftBank agreed to indemnify us against certain specified matters and losses, including those relating to the Lifeline matters described above. Resolution of these matters could require making additional reimbursements and paying additional fines and penalties, which we do not expect to have a significant impact on our financial results. We expect that any additional liabilities related to these indemnified matters would be indemnified and reimbursed by SoftBank. See Note 2 – Business Combinations for further information.

On June 1, 2021, a putative shareholder class action and derivative lawsuit was filed in the Delaware Court of Chancery, Dinkevich v. Deutsche Telekom AG, et al., Case No. C.A. No. 2021-0479, against DT, SoftBank and certain of our current and former officers and directors, asserting breach of fiduciary duty claims relating to the repricing amendment to the Business Combination Agreement, and to SoftBank’s monetization of its T-Mobile shares. We are also named as a nominal defendant in the case. We are unable to predict the potential outcome of these claims. We intend to vigorously defend this lawsuit.

In October 2020, we notified MVNOs using the legacy Sprint CDMA network that we planned to sunset that network on December 31, 2021. In response to that notice, DISH, which has Boost Mobile customers who use the legacy Sprint CDMA network, has made several efforts to prevent us from sunsetting the CDMA network until mid-2023, including by urging the U.S. Department of Justice to move for a finding of contempt under the April 1, 2020 Final Judgment entered by the U.S. District Court for the District of Columbia, and by pursuing a Petition for Modification and related proceedings pursuant to the California Public Utilities Commission (the “CPUC”)’s April 2020 decision concerning the T-Mobile-Sprint merger. We disagree with the merits of DISH’s positions and have opposed them. On October 22, 2021, we announced that we would delay the sunset of the legacy Sprint CDMA network for three months, until March 31, 2022, to, among other things, help ensure that DISH and other MVNOs fulfill their contractual responsibilities and transition customers off the legacy Sprint CDMA network before the sunset. On February 2, 2022, the CPUC Administrative Law Judge presiding over DISH's Petition for Modification released a proposed decision that would deny the Petition for Modification. That proposed decision may be heard by the CPUC as soon as its March 17, 2022 business meeting. We cannot predict the outcome of the proceedings described above, but we intend to vigorously oppose any efforts to further delay the sunset of the legacy Sprint CDMA network.

On August 12, 2021, we became aware of a potential cybersecurity issue involving unauthorized access to T-Mobile’s systems (the “August 2021 cyberattack”). We immediately began an investigation and engaged cybersecurity experts to assist with the assessment of the incident and to help determine what data was impacted. Our investigation uncovered that the perpetrator had illegally gained access to certain areas of our systems on or about March 18, 2021, but only gained access to and took data of current, former, and prospective customers beginning on or about August 3, 2021. With the assistance of our outside cybersecurity experts, we located and closed the unauthorized access to our systems and identified current, former and prospective customers whose information was impacted and notified them, consistent with state and federal requirements. We also undertook a number of other measures to demonstrate our continued support and commitment to data privacy and protection. We also coordinated with law enforcement. Our forensic investigation is complete, and we believe we have a full view of the data compromised.

As a result of the August 2021 cyberattack, we have become subject to numerous lawsuits, including multiple class action lawsuits, that have been filed in numerous jurisdictions seeking unspecified monetary damages, costs and attorneys’ fees arising out of the August 2021 cyberattack. In December 2021, the Judicial Panel on Multidistrict Litigation consolidated the federal class action lawsuits in the U.S. District Court for the Western District of Missouri. In addition, in November 2021, a purported Company shareholder filed a derivative action in the U.S. District Court for the Western District of Washington, Litwin v. Sievert et al., No. 2:21-cv-01599, against our current directors, alleging several claims concerning the Company’s cybersecurity practices. We are also named as a nominal defendant in the lawsuit. We are unable to predict at this time the potential outcome of any of these claims or whether we may be subject to further private litigation. We intend to vigorously defend all of these lawsuits.

In addition, the Company has received inquiries from various government agencies, law enforcement and other governmental authorities related to the August 2021 cyberattack, which could result in fines or penalties. We are responding to these inquiries and cooperating fully with regulators. However, we cannot predict the timing or outcome of any of these inquiries, or whether we may be subject to further regulatory inquiries.

In light of the inherent uncertainties involved in such matters and based on the information currently available to us, as of the date of this Annual Report, we have not recorded any accruals for losses related to the above proceedings and inquiries, as any such amounts (or ranges of amounts) are not probable or estimable at this time. We believe it is reasonably possible that we could incur losses associated with these proceedings and inquiries, and the Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred

Index for Notes to the Consolidated Financial Statements
and the amount of the loss is reasonably estimable. Ongoing legal and other costs related to these proceedings and inquiries, as well as any potential future proceedings and inquiries, may be substantial, and losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries could be material to our business, reputation, financial condition, cash flows and operating results.

Note 18 – Restructuring Costs

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

The following table summarizes the expenses incurred in connection with our restructuring initiatives:

(in millions)	Year Ended December 31, 2020	Year Ended December 31, 2021	Incurred to Date
Contract termination costs	$178	$14	$192
Severance costs	385	17	402
Network decommissioning	497	184	681
Total restructuring plan expenses	$1,060	$215	$1,275

The expenses associated with the restructuring initiatives are included in Costs of services and Selling, general and administrative on our Consolidated Statements of Comprehensive Income.

Our restructuring initiatives also include the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with accelerating amortization of the right-of-use assets on lease contracts were $873 million and $153 million for the years ended December 31, 2021 and 2020, respectively, and are included in Costs of services and Selling, general and administrative on our Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2020	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	December 31, 2021
Contract termination costs	$81	$14	$(80)	$(1)	$14
Severance costs	52	17	(65)	(3)	1
Network decommissioning	30	184	(106)	(37)	71
Total	$163	$215	$(251)	$(41)	$86
(1)    Non-cash items consist of non-cash stock-based compensation included within Severance costs and the write-off of assets within Network decommissioning.

The liabilities accrued in connection with our restructuring initiatives are presented in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

Our restructuring activities are expected to occur over the next two years with substantially all costs incurred by the end of fiscal year 2023. We are evaluating additional restructuring initiatives, which are dependent on consultations and negotiation with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments.

Index for Notes to the Consolidated Financial Statements
Note 19 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	December 31, 2021	December 31, 2020
Accounts payable	$6,499	$5,564
Payroll and related benefits	1,343	1,163
Property and other taxes, including payroll	1,830	1,540
Accrued interest	710	771
Commissions	348	399
Toll and interconnect	248	217
Advertising	59	135
Other	368	407
Accounts payable and accrued liabilities	$11,405	$10,196

Book overdrafts included in accounts payable and accrued liabilities were $378 million and $628 million as of December 31, 2021 and 2020, respectively.

Related Party Transactions

We have related party transactions associated with DT or its affiliates in the ordinary course of business, which are included in the Consolidated Financial Statements.

On August 23, 2021, we redeemed $1.0 billion aggregate principal amount of our 4.500% Senior Notes to affiliates due 2026. See Note 8 – Debt for further information.

The following table summarizes the impact of significant transactions with DT or its affiliates included in Operating expenses in the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(in millions)	2021	2020	2019
Discount related to roaming expenses	$(2)	$(5)	$(9)
Fees incurred for use of the T-Mobile brand	80	83	88
International long distance agreement	37	47	39

We have an agreement with DT in which we receive reimbursement of certain administrative expenses, which was $5 million, $6 million and $11 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amounts due from and to DT related to these agreements are included in Accounts receivable from affiliates and Payables to affiliates, respectively, in the Consolidated Balance Sheets.

Index for Notes to the Consolidated Financial Statements
Supplemental Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Year Ended December 31,
(in millions)	2021	2020	2019
Interest payments, net of amounts capitalized	$3,723	$2,733	$1,128
Operating lease payments	6,248	4,619	2,783
Income tax payments	167	218	88
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	4,237	6,194	6,509
Non-cash consideration for the acquisition of Sprint	—	33,533	—
Change in accounts payable and accrued liabilities for purchases of property and equipment	366	589	(935)
Leased devices transferred from inventory to property and equipment	1,198	2,795	1,006
Returned leased devices transferred from property and equipment to inventory	(1,437)	(1,460)	(267)
Short-term debt assumed for financing of property and equipment	—	38	800
Operating lease right-of-use assets obtained in exchange for lease obligations	3,773	14,129	3,621
Financing lease right-of-use assets obtained in exchange for lease obligations	1,261	1,273	1,041

Note 20 – Subsequent Events

Subsequent to December 31, 2021, on January 3, 2022, we entered into an agreement with CCI to amend terms related to our tower leases, Tower obligations and non-dedicated transportation lines. See Note 9 - Tower Obligations, Note 16 – Leases and Note 17 – Commitments and Contingencies for further information.

Subsequent to December 31, 2021, on January 6, 2022, the FCC announced that we were the winning bidder of 199 licenses in Auction 110 (mid-band spectrum). See Note 6 - Goodwill, Spectrum License Transactions and Other Intangible Assets for further information.

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

Index for Notes to the Consolidated Financial Statements
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report herein.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Index for Notes to the Consolidated Financial Statements
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

Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)
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

3. Exhibits

See the Index to Exhibits immediately following “Item 16. Form 10-K Summary” of this Form 10-K.

Item 16. Form 10–K Summary

None.

Index for Notes to the Consolidated Financial Statements
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
2.1	Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V. and SoftBank Group Corp.	8-K	04/30/2018	2.1
2.2	Amendment No. 1, dated as of July 26, 2019, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	7/26/2019	2.2
2.3	Amendment No. 2, dated as of February 20, 2020, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	2/20/2020	2.1
2.4	Asset Purchase Agreement, dated as of July 26, 2019, by and among T-Mobile US, Inc., Sprint Corporation and DISH Network Corporation.	8-K	7/26/2019	2.1
2.5	First Amendment, dated as of June 17, 2020, to the Asset Purchase Agreement, dated as of July 26, 2019, by and among T-Mobile US, Inc., Sprint Corporation and DISH Network Corporation.	8-K	6/17/2020	2.1
2.6	Asset Purchase Agreement, dated as of May 28, 2021, by and between T-Mobile USA, Inc. and Shenandoah Telecommunications Company.	8-K	6/1/2021	2.1
2.7	Amendment No. 1 to Asset Purchase Agreement, dated as of July 1, 2021, by and between T-Mobile USA, Inc. and Shenandoah Telecommunications Company.	10-Q	8/3/2021	2.2
3.1	Fifth Amended and Restated Certificate of Incorporation of T-Mobile US, Inc.	8-K	4/1/2020	3.1
3.2	Seventh Amended and Restated Bylaws of T-Mobile US, Inc.	8-K	4/1/2020	3.2
4.1	Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.1
4.2	Eleventh Supplemental Indenture, dated as of May 1, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.12
4.3	Sixteenth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2014	4.3
4.4	Nineteenth Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/27/2015	4.3
4.5	Twenty-Third Supplemental Indenture, dated as of March 16, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.000% Senior Note due 2022.	8-K	3/16/2017	4.1

Index for Notes to the Consolidated Financial Statements

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
4.6	Twenty-Fifth Supplemental Indenture, dated as of March 16, 2017, by and among T-Mobile USA, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.375% Senior Note due 2027.	8-K	3/16/2017	4.3
4.7	Twenty-Sixth Supplemental Indenture, dated as of April 27, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.000% Senior Note due 2022-1.	8-K	4/28/2017	4.1
4.8	Twenty-Eighth Supplemental Indenture, dated as of April 28, 2017, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.375% Senior Note due 2027-1.	8-K	4/28/2017	4.3
4.9	Thirty-Third Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028.	8-K	1/25/2018	4.2
4.10	Thirty-Fourth Supplemental Indenture, dated as of April 26, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	5/1/2018	4.5
4.11	Thirty-Sixth Supplemental Indenture, dated as of April 30, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028-1.	8-K	5/4/2018	4.2
4.12	Thirty-Seventh Supplemental Indenture, dated as of May 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	8-K	5/21/2018	4.1
4.13	Thirty-Eighth Supplemental Indenture, dated as of December 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	8-K	12/21/2018	4.1
4.14	Fortieth Supplemental Indenture, dated as of September 27, 2019, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2019	4.1
4.15	Forty-First Supplemental Indenture, dated as of April 1, 2020, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q/A	8/10/2020	4.12
4.16	Forty-Third Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.250% Senior Note due 2026.	8-K	1/14/2021	4.2
4.17	Forty-Fourth Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.625% Senior Note due 2029.	8-K	1/14/2021	4.3
4.18	Forty-Fifth Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.875% Senior Note due 2031.	8-K	1/14/2021	4.4

Index for Notes to the Consolidated Financial Statements

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
4.19	Forty-Sixth Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.625% Senior Note due 2026.	8-K	3/23/2021	4.2
4.20	Forty-Seventh Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.375% Senior Note due 2029.	8-K	3/23/2021	4.3
4.21	Forty-Eighth Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.500% Senior Note due 2031.	8-K	3/23/2021	4.4
4.22	Forty-Ninth Supplemental Indenture, dated as of March 30, 2021, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/3/2021	4.3
4.23	Indenture, dated as of April 9, 2020 by and among T-Mobile USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee.	8-K	4/13/2020	4.1
4.24	First Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.500% Senior Secured Note due 2025.	8-K	4/13/2020	4.2
4.25	Second Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.750% Senior Secured Note due 2027.	8-K	4/13/2020	4.3
4.26	Third Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.875% Senior Secured Note due 2030.	8-K	4/13/2020	4.4
4.27	Fourth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.375% Senior Secured Note due 2040.	8-K	4/13/2020	4.5
4.28	Fifth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.500% Senior Secured Note due 2050.	8-K	4/13/2020	4.6
4.29	Seventh Supplemental Indenture, dated as of June 24, 2020 by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 1.500% Senior Secured Note due 2026.	8-K	6/26/2020	4.2
4.30	Eighth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.050% Senior Secured Note due 2028.	8-K	6/26/2020	4.3

Index for Notes to the Consolidated Financial Statements

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
4.31	Ninth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.550% Senior Secured Note due 2031.	8-K	6/26/2020	4.4
4.32	Tenth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/6/2020	4.4
4.33	Eleventh Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/6/2020	4.5
4.34	Twelfth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.000% Senior Secured Note due 2041.	8-K	10/6/2020	4.6
4.35	Thirteenth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.300% Senior Secured Note due 2051.	8-K	10/6/2020	4.7
4.36	Fourteenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.250% Senior Secured Note due 2031.	8-K	10/28/2020	4.4
4.37	Fifteenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/28/2020	4.5
4.38	Sixteenth Supplemental Indenture, dated as of October 28, 2020, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/28/2020	4.6
4.39	Seventeenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.600% Senior Secured Note due 2060.	8-K	10/28/2020	4.7
4.40	Eighteenth Supplemental Indenture, dated as of March 30, 2021, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	S-4	3/30/2021	4.19
4.41	Nineteenth Supplemental Indenture, dated as of August 13, 2021, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.400% Senior Secured Note due 2052.	8-K	8/13/2021	4.3
4.42	Twentieth Supplemental Indenture, dated as of August 13, 2021, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	8/13/2021	4.4
4.43	Twenty-First Supplemental Indenture, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.400% Senior Secured Note due 2029.	8-K	12/6/2021	4.3

Index for Notes to the Consolidated Financial Statements

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
4.44	Twenty-Second Supplemental Indenture, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.700% Senior Secured Note due 2032.	8-K	12/6/2021	4.4
4.45	Twenty-Third Supplemental Indenture, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	12/6/2021	4.5
4.46	Registration Rights Agreement, dated as of May 13, 2021, by and among T-Mobile USA, Inc., the Initial Guarantors (as defined therein) and J.P. Morgan Securities LLC, as representative of the Initial Purchasers (as defined therein).	8-K	5/13/2021	4.5
4.47	Registration Rights Agreement, dated as of August 13, 2021, by and among T-Mobile USA, Inc., the Initial Guarantors (as defined therein) and Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the Initial Purchasers (as defined therein).	8-K	8/13/2021	4.5
4.48	Registration Rights Agreement, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Initial Guarantors (as defined therein) and Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Goldman Sachs & Co. LLC, as representatives of the Initial Purchasers (as defined therein).	8-K	12/6/2021	4.6
4.49	Indenture, dated as of October 1, 1998, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	10-Q (SEC File No. 001-04721)	11/2/1998	4(b)
4.50
First Supplemental Indenture, dated as of January 15, 1999, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)
		8-K (SEC File No. 001-04721)	2/3/1999	4(b)
4.51	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	10/29/2001	99
4.52	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	9/11/2013	4.5
4.53	Fourth Supplemental Indenture, dated as of May 18, 2018, by and among Sprint Capital Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	5/18/2018	4.1
4.54	Fifth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Capital Corporation, Sprint Communications, Inc., Sprint Corporation, T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee.	10-Q/A	8/10/2020	4.19
4.55	Indenture, dated as of November 20, 2006, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	11/9/2011	4.1

Index for Notes to the Consolidated Financial Statements

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
4.56	Sixth Supplemental Indenture, dated as of November 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	11/14/2012	4.1
4.57	Seventh Supplemental Indenture, dated as of November 20, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	11/20/2012	4.1
4.58	Eighth Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.4
4.59	Thirteenth Supplemental Indenture, dated as of May 14, 2018, by and between Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K (SEC File No. 001-04721)	5/14/2018	4.2
4.60	Sixteenth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Communications, Inc., T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q/A	8/10/2020	4.27
4.61	Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.1
4.62	Second Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.3
4.63	Third Supplemental Indenture, dated as of December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	12/12/2013	4.1
4.64	Fourth Supplemental Indenture, dated as of February 24, 2015, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	2/24/2015	4.1
4.65	Fifth Supplemental Indenture, dated as of February 22, 2018, by and among Sprint Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	2/22/2018	4.1
4.66	Sixth Supplemental Indenture, dated as of May 14, 2018, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	5/14/2018	4.1
4.67	Eighth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Corporation, Sprint Communications, Inc., T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q/A	8/10/2020	4.36

Index for Notes to the Consolidated Financial Statements

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
4.68	Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary.	8-K (SEC File No. 001-04721)	11/2/2016	4.1
4.69	First Supplemental Indenture, dated as of March 12, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/12/2018	4.1
4.70	Second Supplemental Indenture, dated as of June 6, 2018, to the Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas as trustee.	8-K (SEC File No. 001-04721)	6/6/2018	4.1
4.71	Third Supplemental Indenture, dated as of December 10, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	10-Q (SEC File No. 001-04721)	1/31/2019	4.1
4.72	Series 2018-1 Supplement, dated as of March 21, 2018 by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/21/2018	10.1
4.73	Proxy, Lock-Up and ROFR Agreement, dated as of April 1, 2020, by and between Deutsche Telekom AG and SoftBank Group Corp.	13D	4/2/2020	6
4.74	Proxy, Lock-Up and ROFR Agreement, dated as of June 22, 2020, among Deutsche Telekom AG, Claure Mobile LLC and Raul Marcelo Claure.	13D/A	6/24/2020	49
4.75	Description of Securities.				X
10.1	Master Agreement, dated as of September 28, 2012, among T-Mobile USA, Inc., Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.1
10.2	Amendment No. 1, dated as of November 30, 2012, to Master Agreement, dated as of November 30, 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.2
10.3	Settlement and Amendment No. 2, dated as of May 8, 2014, to Master Agreement, dated as of November 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-K	2/7/2019	10.3
10.4	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.3
10.5	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.4

Index for Notes to the Consolidated Financial Statements

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
10.6	First Amendment, dated as of November 30, 2012, to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.5
10.7	Second Amendment, dated as of October 31, 2014, to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc.	10-K	2/7/2019	10.7
10.8	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.6
10.9	First Amendment, dated as of November 30, 2012, to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.7
10.10	Second Amendment, dated as of October 31, 2014, to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-K	2/7/2019	10.10
10.11	Settlement Technical Closing Agreement, dated as of October 1, 2014, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-K	2/7/2019	10.11
10.12	Management Agreement, dated as of November 30, 2012, by and among Suncom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.8
10.13	Second Amended and Restated Stockholders’ Agreement, dated as of June 22, 2020, by and among T-Mobile US, Inc., Deutsche Telekom AG and SoftBank Group Corp.	S-3ASR	6/22/2020	4.2
10.14	Support Agreement, dated as of April 29, 2018, by and among SoftBank Group Corp., SoftBank Group Capital Limited, Starburst I, Inc., Galaxy Investment Holdings, Inc., T-Mobile US, Inc., and Deutsche Telekom AG.	8-K	04/30/2018	10.1
10.15	Financing Matters Agreement, dated as of April 29, 2018, by and between T-Mobile USA, Inc. and Deutsche Telekom AG.	8-K	04/30/2018	10.3

Index for Notes to the Consolidated Financial Statements

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
10.16	Letter Agreement, dated as of February 20, 2020, by and among T-Mobile US, Inc., Deutsche Telekom AG and SoftBank Group Corp.	8-K	2/20/2020	10.1
10.17	License Agreement dated as of April 30, 2013 by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.2
10.18	Supplemental Agreement, effective as of June 3, 2019, to the License Agreement, dated as of April 30, 2013, by and between T-Mobile US, Inc. and Deutsche Telekom AG.	10-Q	7/26/2019	10.5
10.19	Amendment No. 1, dated as of April 1, 2020, to the License Agreement, dated as of April 30, 2013, by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	4/1/2020	10.3
10.20*	Master Network Services Agreement, dated as of July 1, 2020, between T-Mobile USA, Inc., DISH Purchasing Corporation and solely for the purposes of Section 13, DISH Network Corporation.	10-Q	11/5/2020	10.1
10.21*	License Purchase Agreement, dated as of July 1, 2020, by and between T-Mobile USA, Inc. and DISH Network Corporation.	10-Q	11/5/2020	10.2
10.22	First Amended and Restated Receivables Sale and Conveyancing Agreement, dated as of March 2, 2021, by and among T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	10-Q	5/4/2021	10.5
10.23	First Amended and Restated Receivables Sale and Contribution Agreement, dated as of March 2, 2021, by and between T-Mobile PCS Holdings LLCS, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-Q	5/4/2021	10.6
10.24	Fifth Amended and Restated Master Receivables Purchase Agreement, dated as of March 2, 2021, among T-Mobile Airtime Funding LLC, as transferor, T-Mobile PCS Holdings LLC, in its individual capacity and as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., as performance guarantors, Billing Gate One LLC, as outgoing purchaser, Landesbank Hessen-Thüringen Girozentrale, as outgoing bank purchasing agent, MUFG Bank (Europe) N.V., Germany Branch, as outgoing bank collections agent, The Toronto-Dominion Bank, as administrative agent, and certain financial institutions party thereto.	10-Q	5/4/2021	10.7
10.25	First Amendment to Fifth Amended and Restated Master Receivables Purchase Agreement, dated as of June 18, 2021, by and among T-Mobile Airtime Funding LLC, as transferor, T-Mobile PCS Holdings LLC, in its individual capacity and as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., as performance guarantors, The Toronto-Dominion Bank, as administrative agent, and certain financial institutions party thereto.	10-Q	8/3/2021	10.4
10.26	Performance Guaranty, dated as of March 2, 2021, by T-Mobile US, Inc. and T-Mobile USA, Inc.	10-Q	5/4/2021	10.8
10.27	Receivables Sale and Conveyancing Agreement, dated as of November 10, 2021, by and among Sprint Spectrum LLC and SprintCom, Inc., each as a seller, and T-Mobile Financial LLC, as purchaser.				X
10.28	Third Amended and Restated Receivables Sale Agreement, dated as of October 23, 2018, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.	10-Q	10/30/2018	10.2

Index for Notes to the Consolidated Financial Statements

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
10.29	First Amendment, dated as of November 2, 2020, to Third Amended and Restated Receivables Sale Agreement, dated as of October 23, 2018, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.	10-K	2/23/2021	10.32
10.30
Second Amendment, dated as of November 10, 2021, to Third Amended and Restated Receivables Sale Agreement, dated as of October 23, 2018, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.
					X
10.31	Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., jointly and severally as performance guarantors, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.	10-Q	10/30/2018	10.1
10.32	First Amendment, dated as of December 21, 2018, to Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., jointly and severally as performance guarantors, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.	10-K	2/7/2019	10.45
10.33	Second Amendment, dated as of February 14, 2020, to Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., jointly and severally as guarantors, Royal Bank of Canada, as Administrative Agent, and certain financial institutions party thereto.	10-Q	5/6/2020	10.1
10.34	Third Amendment, dated as of April 30, 2020, to Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., jointly and severally as guarantors, Royal Bank of Canada, as Administrative Agent, and certain financial institutions party thereto.	10-Q/A	8/10/2020	10.15
10.35	Fourth Amendment, dated as of November 2, 2020, to Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., jointly and severally as guarantors, Royal Bank of Canada, as Administrative Agent, and certain financial institutions party thereto.	10-K	2/23/2021	10.37
10.36	Fifth Amendment, dated as of August 16, 2021, to Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, and T-Mobile Financial LLC, individually and as servicer.	10-Q	11/2/2021	10.1
10.37
Sixth Amendment, dated as of November 10, 2021, to Third Amended and Restated Receivables Purchase and Administration Agreement, dated as of October 23, 2018, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, individually and as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., jointly and severally as guarantors, Royal Bank of Canada, as Administrative Agent, and certain financial institutions party thereto.
					X

Index for Notes to the Consolidated Financial Statements

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
10.38	Amended and Restated Performance Guaranty, dated as of November 10, 2021, by T-Mobile US, Inc. and T-Mobile USA, Inc.				X
10.39	Purchase Agreement, dated as of March 13, 2017, among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	3/16/2017	10.1
10.40	Purchase Agreement, dated as of January 22, 2018, among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	1/25/2018	10.1
10.41	Credit Agreement, dated as of April 1, 2020, by and among T-Mobile USA, Inc., the issuing banks and lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.	10-Q/A	8/10/2020	10.3
10.42	First Incremental Facility Amendment, dated as of September 16, 2020, to the Credit Agreement, dated as of April 1, 2020, among T-Mobile USA, Inc., Deutsche Bank AG New York Branch, as administrative agent and each Incremental Revolving Lender as defined therein.	8-K	9/17/2020	10.1
10.43
Second Amendment, dated as of October 29, 2021, to the Credit Agreement, dated as of April 1, 2020, among T-Mobile USA, Inc., the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.
					X
10.44	Guarantee Agreement, dated as of April 1, 2020, by and among T-Mobile US, Inc., T-Mobile USA, Inc. and the other guarantors party thereto in favor of Deutsche Bank AG New York Branch, as administrative agent.	10-Q/A	8/10/2020	10.4
10.45	Collateral Agreement, dated as of April 1, 2020, by and among T-Mobile US, Inc., T-Mobile USA, Inc. and the other grantors party thereto in favor of Deutsche Bank Trust Company Americas, as collateral trustee.	10-Q/A	8/10/2020	10.7
10.46	Collateral Trust and Intercreditor Agreement, dated as of April 1, 2020, by and among T-Mobile US, Inc., T-Mobile USA, Inc., the other grantors party thereto, Deutsche Bank AG New York Branch, as first priority agent, the holder representatives party thereto and Deutsche Bank Trust Company Americas, as collateral trustee.	10-Q/A	8/10/2020	10.8
10.47	Guarantee and Collateral Agreement, dated October 27, 2016, among Deutsche Bank Trust Company Americas, Sprint Spectrum PledgeCo LLC, Sprint Spectrum PledgeCo II LLC, Sprint Spectrum PledgeCo III LLC, Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC.	8-K (SEC File No. 001-04721)	11/2/2016	10.1
10.48	Intra-Company Spectrum Lease Agreement, dated as of October 27, 2016, among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC and the guarantors.	8-K (SEC File No. 001-04721)	11/2/2016	10.2
10.49	First Amendment to Intra-Company Spectrum Lease Agreement, dated as of March 12, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC.	8-K (SEC File No. 001-04721)	3/12/2018	10.1

Index for Notes to the Consolidated Financial Statements

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
10.50	Second Amendment to Intra-Company Spectrum Lease Agreement, dated as of June 6, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC, Sprint Corporation and the subsidiary guarantors.	8-K (SEC File No. 001-04721)	6/6/2018	10.1
10.51	Guarantee Assumption Agreement, dated as of April 1, 2020, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC, T-Mobile, T-Mobile USA and certain subsidiary guarantors.	10-Q/A	8/10/2020	10.13
10.52	Guarantee Assumption Agreement, dated as of March 30, 2021, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.	10-Q	8/3/2021	10.3
10.53	Master Framework Agreement, dated as of June 22, 2020, by and among SoftBank Group Corp., SoftBank Group Capital Ltd, Delaware Project 4 L.L.C., Delaware Project 6 L.L.C., Claure Mobile LLC, Deutsche Telekom AG, T-Mobile US, Inc. and T-Mobile Agent LLC.	8-K	6/26/2020	10.1
10.54	Share Repurchase Agreement, dated as of June 22, 2020, between SoftBank Group Capital Ltd and T-Mobile US, Inc.	8-K	6/26/2020	10.2
10.55	Share Purchase Agreement, dated as of June 22, 2020, among Raul Marcelo Claure, Claure Mobile LLC and T-Mobile US, Inc.	13D/A	6/25/2020	15
10.56**	MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan.	Schedule 14A	4/19/2010	Annex A
10.57**	Employment Agreement, effective November 15, 2019, between T-Mobile US, Inc. and Michael Sievert.	10-K	2/9/2020	10.61
10.58**	Amendment No. 1, dated as of March 26, 2020, to the Amended and Restated Employment Agreement, dated as of November 15, 2019, by and between the Company and G. Michael Sievert.	10-Q	5/6/2020	10.6
10.59**	Compensation Term Sheet between Neville Ray and T-Mobile US, Inc., effective as of November 15, 2019.	10-K	2/6/2020	10.65
10.60**	PRSU Agreement, dated as of April 1, 2020, by and between the Company and Neville R. Ray.	10-Q	5/6/2020	10.4
10.61**	Form of Severance Letter Agreement.	10-Q	5/1/2018	10.9
10.62**	Form of Indemnification and Advancement Agreement.	10-K	2/8/2018	10.76
10.63**	T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan (As Amended and Restated Effective as of January 1, 2014).	10-K	2/25/2014	10.39
10.64**	First Amendment to T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan	10-K	2/7/2019	10.75
10.65**	Second Amendment to T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan.	10-K	2/23/2021	10.70
10.66**	T-Mobile US, Inc. Executive Continuity Plan as Amended and Restated Effective as of January 1, 2014.	8-K	10/25/2013	10.1
10.67**	T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	10-Q	8/8/2013	10.20
10.68**	Amendment to T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	Schedule 14A	4/26/2018	Annex A
10.69**	T-Mobile USA, Inc. 2011 Long-Term Incentive Plan.	10-Q	8/8/2013	10.21

Index for Notes to the Consolidated Financial Statements

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
10.70**	Annual Incentive Award Notice under the 2013 Omnibus Incentive Plan.	10-Q	5/4/2021	10.4
10.71**	T-Mobile US, Inc. 2014 Employee Stock Purchase Plan.	S-8	2/19/2015	99.1
10.72**	Sprint Corporation 2007 Omnibus Incentive Plan.	8-K (SEC File No. 001-04721)	9/20/2013	10.2
10.73**	Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan.	10-Q (SEC File No. 001-04721)	2/6/2017	10.1
10.74**	Form of Sprint Corporation Evidence of Award 2014 Long-term Incentive Plan Stock Options.	10-Q (SEC File No. 001-04721)	8/8/2014	10.12
10.75**	Form of Sprint Corporation Award Agreement (awarding stock options) under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q (SEC File No. 001-04721)	8/3/2017	10.3
10.76**	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q	5/4/2021	10.1
10.77**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Executive Officers under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q	5/4/2021	10.2
10.78**	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/6/2020	10.7
10.79**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Stock Settled) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/6/2020	10.8
10.80**	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015, June 16, 2016, June 13, 2017, June 13, 2019 and June 4, 2020).	10-Q/A	8/10/2020	10.30
10.81**	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	8-K	6/4/2013	10.2
10.82**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Cash Settled) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/4/2021	10.3
10.83**	Letter Agreement, dated as of March 25, 2019, by and between the Company and David A. Miller.	10-Q	8/3/2021	10.1
10.84**	Letter Agreement, dated as of April 8, 2021, by and between the Company and David A. Miller.	10-Q	8/3/2021	10.2
21.1	Subsidiaries of Registrant.				X
22.1	List of Guarantor Subsidiaries.				X
23.1	Consent of PricewaterhouseCoopers LLP.				X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).				X

Index for Notes to the Consolidated Financial Statements

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
**	Indicates a management contract or compensatory plan or arrangement.
***	Furnished herewith.

Index for Notes to the Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

February 11, 2022	/s/ G. Michael Sievert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 11, 2022.

Signature	Title

/s/ G. Michael Sievert	Chief Executive Officer and
G. Michael Sievert	Director (Principal Executive Officer)

/s/ Peter Osvaldik	Executive Vice President and Chief Financial Officer
Peter Osvaldik	(Principal Financial Officer)

/s/ Dara Bazzano	Senior Vice President, Finance and Chief Accounting
Dara Bazzano	Officer (Principal Accounting Officer)

/s/ Timotheus Höttges	Chairman of the Board
Timotheus Höttges

/s/ Marcelo Claure	Director
Marcelo Claure

/s/ Srikant M. Datar	Director
Srikant M. Datar

/s/ Bavan Holloway	Director
Bavan Holloway

/s/ Christian P. Illek	Director
Christian P. Illek

Index for Notes to the Consolidated Financial Statements

/s/ Raphael Kübler	Director
Raphael Kübler

/s/ Thorsten Langheim	Director
Thorsten Langheim

/s/ Dominique Leroy	Director
Dominique Leroy

/s/ Letitia A. Long	Director
Letitia A. Long

/s/ Teresa A. Taylor	Director
Teresa A. Taylor

/s/ Omar Tazi	Director
Omar Tazi

/s/ Kelvin R. Westbrook	Director
Kelvin R. Westbrook

/s/ Michael Wilkens	Director
Michael Wilkens