Form 10-Q
period 2022-03-31
T-Mobile US, Inc.
filed 2022-05-06
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 29, 2022
Common Stock, par value $0.00001 per share	1,253,584,833

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended March 31, 2022

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$3,245	$6,631
Accounts receivable, net of allowance for credit losses of $164 and $146	4,016	4,194
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $522 and $494	5,061	4,748
Inventory	2,715	2,567
Prepaid expenses	727	746
Other current assets	1,691	2,005
Total current assets	17,455	20,891
Property and equipment, net	40,006	39,803
Operating lease right-of-use assets	31,449	26,959
Financing lease right-of-use assets	3,287	3,322
Goodwill	12,234	12,188
Spectrum licenses	92,661	92,606
Other intangible assets, net	4,448	4,733
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $127 and $136	2,837	2,829
Other assets	6,276	3,232
Total assets	$210,653	$206,563
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$11,134	$11,405
Short-term debt	2,865	3,378
Short-term debt to affiliates	1,250	2,245
Deferred revenue	842	856
Short-term operating lease liabilities	3,252	3,425
Short-term financing lease liabilities	1,121	1,120
Other current liabilities	959	1,070
Total current liabilities	21,423	23,499
Long-term debt	66,861	67,076
Long-term debt to affiliates	1,494	1,494
Tower obligations	4,037	2,806
Deferred tax liabilities	10,410	10,216
Operating lease liabilities	31,187	25,818
Financing lease liabilities	1,447	1,455
Other long-term liabilities	3,818	5,097
Total long-term liabilities	119,254	113,962
Commitments and contingencies (Note 11)
Stockholders' equity
Common Stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,254,917,883 and 1,250,751,148 shares issued, 1,253,352,700 and 1,249,213,681 shares outstanding	—	—
Additional paid-in capital	73,420	73,292
Treasury stock, at cost, 1,565,183 and 1,537,468 shares issued	(16)	(13)
Accumulated other comprehensive loss	(1,329)	(1,365)
Accumulated deficit	(2,099)	(2,812)
Total stockholders' equity	69,976	69,102
Total liabilities and stockholders' equity	$210,653	$206,563
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2022	2021
Revenues
Postpaid revenues	$11,201	$10,303
Prepaid revenues	2,455	2,351
Wholesale and other service revenues	1,472	1,538
Total service revenues	15,128	14,192
Equipment revenues	4,694	5,346
Other revenues	298	221
Total revenues	20,120	19,759
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,727	3,384
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,946	5,142
Selling, general and administrative	5,056	4,805
Depreciation and amortization	3,585	4,289
Total operating expenses	18,314	17,620
Operating income	1,806	2,139
Other expense
Interest expense, net	(864)	(835)
Other expense, net	(11)	(125)
Total other expense, net	(875)	(960)
Income before income taxes	931	1,179
Income tax expense	(218)	(246)
Net income	$713	$933

Net income	$713	$933
Other comprehensive income (loss), net of tax
Unrealized gain on cash flow hedges, net of tax effect of $13 and $12	37	34
Unrealized (loss) gain on foreign currency translation adjustment, net of tax effect of $0 and $0	(1)	2
Other comprehensive income	36	36
Total comprehensive income	$749	$969
Earnings per share
Basic	$0.57	$0.75
Diluted	$0.57	$0.74
Weighted-average shares outstanding
Basic	1,250,505,999	1,243,520,026
Diluted	1,255,368,592	1,252,783,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Operating activities
Net income	$713	$933
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,585	4,289
Stock-based compensation expense	141	138
Deferred income tax expense	185	211
Bad debt expense	210	82
Losses (gains) from sales of receivables	46	(18)
Losses on redemption of debt	—	101
Changes in operating assets and liabilities
Accounts receivable	(984)	96
Equipment installment plan receivables	(535)	(727)
Inventories	(93)	279
Operating lease right-of-use assets	1,469	1,124
Other current and long-term assets	(4)	54
Accounts payable and accrued liabilities	(59)	(1,384)
Short- and long-term operating lease liabilities	(771)	(1,369)
Other current and long-term liabilities	(163)	(217)
Other, net	105	69
Net cash provided by operating activities	3,845	3,661
Investing activities
Purchases of property and equipment, including capitalized interest of ($15) and ($84)	(3,381)	(3,183)
Purchases of spectrum licenses and other intangible assets, including deposits	(2,843)	(8,922)
Proceeds related to beneficial interests in securitization transactions	1,185	891
Acquisition of companies, net of cash and restricted cash acquired	(52)	(29)
Other, net	(1)	4
Net cash used in investing activities	(5,092)	(11,239)
Financing activities
Proceeds from issuance of long-term debt	—	6,763
Repayments of financing lease obligations	(302)	(287)
Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities	—	(55)
Repayments of long-term debt	(1,632)	(2,219)
Tax withholdings on share-based awards	(172)	(218)
Cash payments for debt prepayment or debt extinguishment costs	—	(65)
Other, net	(30)	(45)
Net cash (used in) provided by financing activities	(2,136)	3,874
Change in cash and cash equivalents, including restricted cash	(3,383)	(3,704)
Cash and cash equivalents, including restricted cash
Beginning of period	6,703	10,463
End of period	$3,320	$6,759
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2021	1,249,213,681	$(13)	$73,292	$(1,365)	$(2,812)	$69,102
Net income	—	—	—	—	713	713
Other comprehensive income	—	—	—	36	—	36
Stock-based compensation	—	—	157	—	—	157
Exercise of stock options	49,647	—	2	—	—	2
Stock issued for employee stock purchase plan	1,276,725	—	138	—	—	138
Issuance of vested restricted stock units	4,210,669	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,370,306)	—	(172)	—	—	(172)
Transfers with NQDC plan	(27,716)	(3)	3	—	—	—
Balance as of March 31, 2022	1,253,352,700	$(16)	$73,420	$(1,329)	$(2,099)	$69,976

Balance as of December 31, 2020	1,241,805,706	$(11)	$72,772	$(1,581)	$(5,836)	$65,344
Net income	—	—	—	—	933	933
Other comprehensive income	—	—	—	36	—	36
Stock-based compensation	—	—	154	—	—	154
Exercise of stock options	80,802	—	3	—	—	3
Stock issued for employee stock purchase plan	1,272,253	—	125	—	—	125
Issuance of vested restricted stock units	5,421,839	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,785,987)	—	(218)	—	—	(218)
Transfers with NQDC plan	(21,438)	(3)	3	—	—	—
Balance as of March 31, 2021	1,246,773,175	$(14)	$72,839	$(1,545)	$(4,903)	$66,377

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

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”) include all adjustments of a normal recurring nature necessary for the fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Accounting Pronouncements Adopted During the Current Year

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” and has since modified the standard with ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (together, the “reference rate reform standard”). The reference rate reform standard provides temporary optional expedients and allows for certain exceptions to applying existing GAAP for contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The reference rate reform standard is available for adoption through December 31, 2022, and the optional expedients for contract modifications must be elected for all arrangements within a given Accounting Standards Codification (“ASC”) Topic or Industry Subtopic. As of January 1, 2022, we have elected to apply the practical expedients provided by the reference rate reform standard for all ASC Topics and Industry Subtopics related to eligible contract modifications as they occur. This election did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2022, and the impact of applying the election to future eligible contract modifications that occur through December 31, 2022 is also not expected to be material.

Contract Assets and Contract Liabilities Acquired in a Business Combination

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The standard amends ASC 805 such that contract assets and contract liabilities acquired in a business combination are added to the list of exceptions to the recognition and measurement principles such that they are recognized and measured in accordance with ASC 606. As of January 1, 2022, we have elected to adopt this standard, and it will be applied prospectively to all business combinations occurring after this date.

Accounting Pronouncements Not Yet Adopted

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The standard eliminates the accounting guidance within ASC 310-40 for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by

Index for Notes to the Condensed Consolidated Financial Statements
creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The standard will become effective for us beginning January 1, 2023, and should be applied prospectively, with an option for modified retrospective application for provisions related to recognition and measurement of troubled debt restructurings. Early adoption is permitted for us at any time. We are currently evaluating the impact of the standard on our future consolidated financial statements.

Note 2 – Receivables and Related Allowance for Credit Losses

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

Our portfolio of receivables is comprised of two portfolio segments: accounts receivable and equipment installment plan (“EIP”) receivables.

Accounts Receivable Portfolio Segment

Accounts receivable balances are predominately composed of amounts currently due from customers (e.g., for wireless services and monthly device lease payments), device insurance administrators, wholesale partners, non-consolidated affiliates, other carriers and third-party retail channels.

We estimate credit losses associated with our accounts receivable portfolio segment using an expected credit loss model, which utilizes an aging schedule methodology based on historical information and adjusted for asset-specific considerations, current economic conditions and reasonable and supportable forecasts.

Our approach considers a number of factors, including our overall historical credit losses, net of recoveries, and timely payment experience, as well as current collection trends such as write-off frequency and severity. We also consider other qualitative factors such as macro-economic conditions.

We consider the need to adjust our estimate of credit losses for reasonable and supportable forecasts of future economic conditions. To do so, we monitor external forecasts of changes in real U.S. gross domestic product and forecasts of consumer credit behavior for comparable credit exposures. We also periodically evaluate other economic indicators such as unemployment rates to assess their level of correlation with our historical credit loss statistics.

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

To determine a customer’s credit profile and assist in determining their credit class, we use a proprietary credit scoring model that measures the credit quality of a customer using several factors, such as credit bureau information, consumer credit risk scores and service and device plan characteristics. EIP receivables had a combined weighted-average effective interest rate of 5.7% and 5.6% as of March 31, 2022 and December 31, 2021, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	March 31, 2022	December 31, 2021
EIP receivables, gross	$8,547	$8,207
Unamortized imputed discount	(381)	(378)
EIP receivables, net of unamortized imputed discount	8,166	7,829
Allowance for credit losses	(268)	(252)
EIP receivables, net of allowance for credit losses and imputed discount	$7,898	$7,577
Classified on the condensed consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$5,061	$4,748
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,837	2,829
EIP receivables, net of allowance for credit losses and imputed discount	$7,898	$7,577

Many of our loss estimation techniques rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of March 31, 2022:

	Originated in 2022		Originated in 2021		Originated prior to 2021		Total EIP Receivables, net of unamortized imputed discounts
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Grand total
Current - 30 days past due	$1,434	$1,053	$2,895	$1,736	$602	$294	$4,931	$3,083	$8,014
31 - 60 days past due	8	8	25	33	5	6	38	47	85
61 - 90 days past due	1	1	9	15	2	3	12	19	31
More than 90 days past due	—	1	9	16	3	7	12	24	36
EIP receivables, net of unamortized imputed discount	$1,443	$1,063	$2,938	$1,800	$612	$310	$4,993	$3,173	$8,166

We estimate credit losses on our EIP receivables segment by applying an expected credit loss model, which relies on historical loss data adjusted for current conditions to calculate default probabilities or an estimate for the frequency of customer default. Our assessment of default probabilities includes receivables delinquency status, historical loss experience, how long the receivables have been outstanding and customer credit ratings, as well as customer tenure. We multiply these estimated default probabilities by our estimated loss given default, which is the estimated amount or severity of the default loss after adjusting for estimated recoveries.

As we do for our accounts receivable portfolio segment, we consider the need to adjust our estimate of credit losses on EIP receivables for reasonable and supportable forecasts of economic conditions through monitoring external forecasts and periodic internal statistical analyses.

Activity for the three months ended March 31, 2022 and 2021, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	March 31, 2022			March 31, 2021
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$146	$630	$776	$194	$605	$799
Bad debt expense	96	114	210	28	54	82
Write-offs, net of recoveries	(78)	(99)	(177)	(79)	(54)	(133)
Change in imputed discount on short-term and long-term EIP receivables	N/A	30	30	N/A	66	66
Impact on the imputed discount from sales of EIP receivables	N/A	(26)	(26)	N/A	(35)	(35)
Allowance for credit losses and imputed discount, end of period	$164	$649	$813	$143	$636	$779

Index for Notes to the Condensed Consolidated Financial Statements
Off-Balance-Sheet Credit Exposures

We do not have material, unmitigated off-balance-sheet credit exposures as of March 31, 2022. In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets included on our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 3 – Sales of Certain Receivables for further information.

Note 3 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

As of both March 31, 2022 and December 31, 2021, the EIP sale arrangement provided funding of $1.3 billion.

In connection with this EIP sale arrangement, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity (the “EIP BRE”). We consolidate the EIP BRE under the VIE model.

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included on our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	March 31, 2022	December 31, 2021
Other current assets	$382	$424
Other assets	108	125
Other long-term liabilities	2	—

Sales of Service Accounts Receivable

The maximum funding commitment of the service receivable sale arrangement is $950 million and the facility expires in February 2023. As of both March 31, 2022 and December 31, 2021, the service receivable sale arrangement provided funding of $775 million.

In connection with the service receivable sale arrangement, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity, to sell service accounts receivable (the “Service BRE”). We consolidate the Service BRE under the VIE model.

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included on our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	March 31, 2022	December 31, 2021
Other current assets	$231	$231
Other current liabilities	317	348

Index for Notes to the Condensed Consolidated Financial Statements
Sales of Receivables

The following table summarizes the impact of the sale of certain service receivables and EIP receivables on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2022	December 31, 2021
Derecognized net service receivables and EIP receivables	$2,480	$2,492
Other current assets	613	655
of which, deferred purchase price	611	654
Other long-term assets	108	125
of which, deferred purchase price	108	125
Other current liabilities	317	348
Other long-term liabilities	2	—
Net cash proceeds since inception	1,750	1,754
Of which:
Change in net cash proceeds during the year-to-date period	(4)	39
Net cash proceeds funded by reinvested collections	1,754	1,715

At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense on our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including customer default rates. As of March 31, 2022 and December 31, 2021, our deferred purchase price related to the sales of service receivables and EIP receivables was $719 million and $779 million, respectively.

We recognized a loss from sales of receivables, including changes in fair value of the deferred purchase price, of $46 million and a gain of $18 million for the three months ended March 31, 2022 and 2021, respectively, in Selling, general and administrative expense on our Condensed Consolidated Statements of Comprehensive Income.

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

Note 4 – Spectrum License Transactions

The following table summarizes our spectrum license activity for the three months ended March 31, 2022:

(in millions)	2022
Spectrum licenses, beginning of year	$92,606
Spectrum license acquisitions	55
Spectrum licenses, end of period	$92,661

In January 2022, the FCC announced that we were the winning bidder of 199 licenses in Auction 110 (mid-band spectrum) for an aggregate purchase price of $2.9 billion. At inception of Auction 110 in September 2021, we deposited $100 million. We paid the FCC the remaining $2.8 billion for the licenses won in the auction in February 2022.

The aggregate cash payments made to the FCC are included in Other assets as of March 31, 2022 in our Condensed Consolidated Balance Sheets, and will remain there until the corresponding licenses are received. The timing of when the licenses will be issued will be determined by the FCC after all post-auction procedures have been completed, which we expect to occur in mid-2022. Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022.

Index for Notes to the Condensed Consolidated Financial Statements

Note 5 – Fair Value Measurements

The carrying values of Cash and cash equivalents, Accounts receivable and Accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments.

Derivative Financial Instruments

Periodically, we use derivatives to manage exposure to market risk, such as interest rate risk. We designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow hedge) to help minimize significant, unplanned fluctuations in cash flows caused by interest rate volatility. We do not use derivatives for trading or speculative purposes. Cash flows associated with qualifying hedge derivative instruments are presented in the same category on the Condensed Consolidated Statements of Cash Flows as the item being hedged. We did not have any significant derivative instruments outstanding as of March 31, 2022 and December 31, 2021.

Interest Rate Lock Derivatives
In April 2020, we terminated our interest rate lock derivatives entered into in October 2018.

Aggregate changes in the fair value of the interest rate lock derivatives, net of tax and amortization, of $1.4 billion and $1.5 billion are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022 and 2021, $50 million and $46 million, respectively, were amortized from Accumulated other comprehensive loss into Interest expense, net in the Condensed Consolidated Statements of Comprehensive Income. We expect to amortize $207 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net over the 12 months ended March 31, 2023.

Deferred Purchase Price Assets
In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. See Note 3 – Sales of Certain Receivables for further information.

The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included on our Condensed Consolidated Balance Sheets, were $719 million and $779 million as of March 31, 2022 and December 31, 2021, respectively. Fair value was equal to the carrying amount at March 31, 2022 and December 31, 2021.

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates. The fair value estimates were based on information available as of March 31, 2022 and December 31, 2021. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Index for Notes to the Condensed Consolidated Financial Statements
The carrying amounts and fair values of our short-term and long-term debt included on our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	March 31, 2022		December 31, 2021
(in millions)		Carrying Amount (1)	Fair Value (1)	Carrying Amount (1)	Fair Value (1)
Liabilities:
Senior Notes to third parties	1	$29,720	$29,682	$30,309	$32,093
Senior Notes to affiliates	2	2,744	2,774	3,739	3,844
Senior Secured Notes to third parties	1	39,964	38,274	40,098	42,393
(1)     Excludes $42 million and $47 million as of March 31, 2022 and December 31, 2021, respectively, in other financial liabilities as the carrying values approximate fair value primarily due to the short-term maturities of these instruments.

Note 6 – Debt

The following table sets forth the debt balances and activity as of, and for the three months ended, March 31, 2022:

(in millions)	December 31, 2021	Note Redemptions (1)	Repayments	Reclassifications (1)	Other (2)	March 31, 2022
Short-term debt	$3,378	$(500)	$(132)	$132	$(13)	$2,865
Long-term debt	67,076	—	—	(132)	(83)	66,861
Total debt to third parties	70,454	(500)	(132)	—	(96)	69,726
Short-term debt to affiliates	2,245	(1,000)	—	—	5	1,250
Long-term debt to affiliates	1,494	—	—	—	—	1,494
Total debt	$74,193	$(1,500)	$(132)	$—	$(91)	$72,470
(1)Note redemptions and reclassifications are recorded net of related issuance costs, discounts and premiums.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 3.9% and 4.3% for the three months ended March 31, 2022 and 2021, respectively, on weighted-average debt outstanding of $73.7 billion for both the three months ended March 31, 2022 and 2021. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Note Redemptions and Repayments

During the three months ended March 31, 2022, we made the following note redemptions and repayments:

(in millions)	Principal Amount	Redemption or Repayment Date	Redemption Price
4.000% Senior Notes due 2022	$500	March 16, 2022	100.000%
4.000% Senior Notes to affiliates due 2022	1,000	March 16, 2022	100.000%
Total Redemptions	$1,500

4.738% Secured Series 2018-1 A-1 Notes due 2025	$131	Various	N/A
Other debt	1	Various	N/A
Total Repayments	$132

Subsequent to March 31, 2022, on April 15, 2022, we repaid at maturity $1.25 billion of our 5.375% Senior Notes to affiliates due 2022.

Note 7 – Tower Obligations

Existing CCI Tower Lease Arrangements

In 2012, we conveyed to Crown Castle International Corp. (“CCI”) the exclusive right to manage and operate approximately 6,200 tower sites (“CCI Lease Sites”) via a master prepaid lease with site lease terms ranging from 23 to 37 years. CCI has fixed-price purchase options for the CCI Lease Sites totaling approximately $2.0 billion, exercisable annually on a per-tranche basis at the end of the lease term during the period from December 31, 2035 through December 31, 2049. If CCI exercises its purchase option for any tranche, it must purchase all the towers in the tranche. We lease back a portion of the space at certain tower sites.

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

However, we also considered if this arrangement resulted in the sale of the CCI Lease Sites for which we would de-recognize the tower assets. By assessing whether control had transferred, we concluded that transfer of control criteria, as discussed in the revenue standard, were not met. Accordingly, we recorded this arrangement as a financing whereby we recorded debt, a financial obligation, and the CCI Lease Sites tower assets remained on our Condensed Consolidated Balance Sheets. We recorded long-term financial obligations in the amount of the net proceeds received and recognize interest on the tower obligations. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by us to CCI and through net cash flows generated and retained by CCI from operation of the tower sites.

Acquired CCI Tower Lease Arrangements

Prior to the merger (the “Merger”) with Sprint Corporation (“Sprint”), Sprint entered into a lease-out and leaseback arrangement with Global Signal Inc., a third party that was subsequently acquired by CCI, that conveyed to CCI the exclusive right to manage and operate approximately 6,400 tower sites (“Master Lease Sites”) via a master prepaid lease. These agreements were assumed upon the close of the Merger, at which point the remaining term of the lease-out was approximately 17 years with no renewal options. CCI has a fixed price purchase option for all (but not less than all) of the leased or subleased sites for approximately $2.3 billion, exercisable one year prior to the expiration of the agreement and ending 120 days prior to the expiration of the agreement. We lease back a portion of the space at certain tower sites.

We considered if this arrangement resulted in the sale of the Master Lease Sites for which we would de-recognize the tower assets. By assessing whether control had transferred, we concluded that transfer of control criteria, as discussed in the revenue standard, were not met. Accordingly, we recorded this arrangement as a financing whereby we recorded debt, a financial obligation, and the Master Lease Sites tower assets remained on our Condensed Consolidated Balance Sheets.

As of the closing date of the Merger, we recognized Property and equipment with a fair value of $2.8 billion and tower obligations related to amounts owed to CCI under the leaseback of $1.1 billion. Additionally, we recognized $1.7 billion in Other long-term liabilities associated with contract terms that are unfavorable to current market rates, which include unfavorable terms associated with the fixed-price purchase option in 2037.

We recognize interest expense on the tower obligations. The tower obligations are increased by the interest expense and amortized through contractual leaseback payments made by us to CCI. The tower assets are reported in Property and equipment, net on our Condensed Consolidated Balance Sheets and are depreciated to their estimated residual values over the expected useful life of the towers, which is 20 years.

Leaseback Arrangement

On January 3, 2022, we entered into an agreement (the “Crown Agreement”) with CCI. The Crown Agreement extends the current term of the leasebacks by up to twelve years and modifies the leaseback payments for both the Existing CCI Tower Lease Arrangement and the Acquired CCI Tower Lease Arrangement. As a result of the Crown Agreement, there was an increase in our financing obligation as of the effective date of the agreement of approximately $1.2 billion, with a corresponding decrease to Other long-term liabilities associated with unfavorable contract terms. The modification resulted in a revised interest rate under the effective interest method for the tower obligations: 11.6% for the Existing CCI Tower Lease Arrangement and 5.3% for the Acquired CCI Tower Lease Arrangement. There were no changes made to either of our master prepaid leases with CCI.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the balances associated with both of the tower arrangements on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2022	December 31, 2021
Property and equipment, net	$2,505	$2,548
Tower obligations	4,037	2,806
Other long-term liabilities	554	1,712

Future minimum payments related to the tower obligations are approximately $415 million for the 12-month period ending March 31, 2023, $848 million in total for the 12-month periods ending March 31, 2024 and 2025, $774 million in total for the 12-month periods ending March 31, 2026 and 2027, and $4.8 billion in total thereafter.

Note 8 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communications services to three primary categories of customers:

•Postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, High Speed Internet, wearables, DIGITS or other connected devices, which include tablets and SyncUP products;
•Prepaid customers generally include customers who pay for wireless communications services in advance; and
•Wholesale customers include Machine-to-Machine and Mobile Virtual Network Operator customers that operate on our network but are managed by wholesale partners.

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Postpaid service revenues
Postpaid phone revenues	$10,231	$9,483
Postpaid other revenues	970	820
Total postpaid service revenues	$11,201	$10,303

We operate as a single operating segment. The balances presented in each revenue line item on our Condensed Consolidated Statements of Comprehensive Income represent categories of revenue from contracts with customers disaggregated by type of product and service. Service revenues also include revenues earned for providing premium services to customers, such as device insurance services and customer-based, third-party services. Revenue generated from the lease of mobile communication devices is included in Equipment revenues on our Condensed Consolidated Statements of Comprehensive Income.

Equipment revenues from the lease of mobile communication devices were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Equipment revenues from the lease of mobile communication devices	$487	$1,041

We provide wireline communication services to domestic and international customers. Wireline service revenues were $146 million and $197 million for the three months ended March 31, 2022 and 2021, respectively. Wireline service revenues are presented in Wholesale and other service revenues on our Condensed Consolidated Statements of Comprehensive Income.

Index for Notes to the Condensed Consolidated Financial Statements
Contract Balances

The contract asset and contract liability balances from contracts with customers as of March 31, 2022 and December 31, 2021, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2021	$286	$763
Balance as of March 31, 2022	275	768
Change	$(11)	$5

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the Contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment which is recognized as bad debt expense. The current portion of our Contract assets of approximately $210 million and $219 million as of March 31, 2022 and December 31, 2021, respectively, was included in Other current assets on our Condensed Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers. Contract liabilities are primarily included in Deferred revenue on our Condensed Consolidated Balance Sheets.

Revenues for the three months ended March 31, 2022 and 2021 include the following:

	Three Months Ended March 31,
(in millions)	2022	2021
Amounts included in the beginning of year contract liability balance	$654	$683

Remaining Performance Obligations

As of March 31, 2022, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $798 million. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months at the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of March 31, 2022, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $936 million, $1.0 billion and $2.7 billion for 2022, 2023, and 2024 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to eight years.

Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $1.6 billion and $1.5 billion as of March 31, 2022 and December 31, 2021, respectively, and is included in Other assets on our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs is included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income and were $324 million and $248 million for the three months ended March 31, 2022 and 2021, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three months ended March 31, 2022 and 2021.

Index for Notes to the Condensed Consolidated Financial Statements
Note 9 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2022	2021
Net income	$713	$933

Weighted-average shares outstanding – basic	1,250,505,999	1,243,520,026
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	4,862,593	9,263,538
Weighted-average shares outstanding – diluted	1,255,368,592	1,252,783,564

Earnings per share – basic	$0.57	$0.75
Earnings per share – diluted	$0.57	$0.74

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	2,054,344	6
SoftBank contingent consideration (1)	48,751,557	48,751,557
(1)     Represents the weighted-average SoftBank Specified Shares that are contingently issuable from the acquisition date of April 1, 2020, pursuant to a letter agreement dated February 20, 2020 between T-Mobile, SoftBank and Deutsche Telekom AG (“DT”).

As of March 31, 2022, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of March 31, 2022 and 2021. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

The SoftBank Specified Shares Amount of 48,751,557 shares of T-Mobile common stock was determined to be contingent consideration for the Merger and is not dilutive until the defined volume-weighted average price per share is reached.

Note 10 – Leases

Lessee

We are a lessee for non-cancelable operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities with contractual terms that generally extend through 2035. Additionally, we lease dark fiber through non-cancelable operating leases with contractual terms that generally extend through 2041. The majority of cell site leases have a non-cancelable term of five to 15 years with several renewal options that can extend the lease term for five to 50 years. In addition, we have financing leases for network equipment that generally have a non-cancelable lease term of three to five years. The financing leases do not have renewal options and contain a bargain purchase option at the end of the lease.

On January 3, 2022, we entered into the Crown Agreement with CCI that modified the terms of our leased towers from CCI. The Crown Agreement modifies the monthly rental payments we will pay for sites currently leased by us, extends the non-cancellable lease term for the majority of our sites through December 2033 and will allow us the flexibility to facilitate our network integration and decommissioning activities through new site builds and termination of duplicate tower locations. The initial non-cancellable term is through December 31, 2033, followed by three optional five-year renewals. As a result of this modification, we remeasured the associated right-of use assets and lease liabilities resulting in an increase of $5.3 billion to each on the effective date of the modification, with a corresponding gross increase to both deferred tax liabilities and assets of $1.3 billion.

Index for Notes to the Condensed Consolidated Financial Statements
The components of lease expense were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Operating lease expense	$1,748	$1,391
Financing lease expense:
Amortization of right-of-use assets	185	173
Interest on lease liabilities	15	20
Total financing lease expense	200	193
Variable lease expense	127	95
Total lease expense	$2,075	$1,679

As of March 31, 2022, the weighted-average remaining lease term and discount rate for operating leases were 10 years and 3.9%, respectively.

Maturities of lease liabilities as of March 31, 2022, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending March 31,
2023	$4,199	$1,163
2024	4,479	835
2025	4,103	495
2026	3,553	101
2027	3,274	29
Thereafter	23,509	25
Total lease payments	43,117	2,648
Less: imputed interest	8,678	80
Total	$34,439	$2,568

Interest payments for financing leases were $15 million and $19 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, we have additional operating leases for commercial properties that have not yet commenced with future lease payments of approximately $85 million.

Note 11 – Commitments and Contingencies

Purchase Commitments

We have commitments for non-dedicated transportation lines with varying expiration terms that generally extend through 2038. In addition, we have commitments to purchase wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2043.

Our purchase commitments are approximately $4.4 billion for the twelve-month period ending March 31, 2023, $5.5 billion in total for each of the twelve-month periods ending March 31, 2024 and 2025, $2.4 billion in total for each of the twelve-month periods ending March 31, 2026 and 2027 and $3.1 billion in total thereafter. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

Spectrum Leases

We lease spectrum from various parties. These leases include service obligations to the lessors. Certain spectrum leases provide for minimum lease payments, additional charges, renewal options and escalation clauses. Leased spectrum agreements have varying expiration terms that generally extend through 2050. We expect that all renewal periods in our spectrum leases will be exercised by us. Certain spectrum leases also include purchase options and right-of-first refusal clauses in which we are provided the opportunity to exercise our purchase option if the lessor receives a purchase offer from a third party. The purchase of the leased spectrum is at our option and therefore the option price is not included in the commitments below.

Index for Notes to the Condensed Consolidated Financial Statements
Our spectrum lease and service credit commitments, including renewal periods, are approximately $345 million for the twelve-month period ending March 31, 2023, $627 million in total for each of the twelve-month periods ending March 31, 2024 and 2025, $623 million in total for each of the twelve-month periods ending March 31, 2026 and 2027 and $4.9 billion in total thereafter.

Contingencies and Litigation

Litigation and Regulatory Matters

We are involved in various lawsuits and disputes, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation and Regulatory Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce FCC or other government agency rules and regulations. Those Litigation and Regulatory Matters are at various stages, and some of them may proceed to trial, arbitration, hearing, or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate. The accruals are reflected in the condensed consolidated financial statements, but they are not considered to be, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including, but not limited to, uncertainty concerning legal theories and their resolution by courts or regulators, uncertain damage theories and demands, and a less than fully developed factual record. For Litigation and Regulatory Matters that may result in a contingent gain, we recognize such gains in the condensed consolidated financial statements when the gain is realized or realizable. We recognize legal costs expected to be incurred in connection with Litigation and Regulatory Matters as they are incurred. Except as otherwise specified below, we do not expect that the ultimate resolution of these Litigation and Regulatory Matters, individually or in the aggregate, will have a material adverse effect on our financial position, but we note that an unfavorable outcome of some or all of the specific matters identified below could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. In the first quarter of 2020, we recorded an accrual for an estimated payment amount. We maintained the accrual as of March 31, 2022, and that accrual was included in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

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

We note that pursuant to Amendment No. 2, dated as of February 20, 2020, to the Business Combination Agreement, dated as of April 29, 2018, by and among the Company, Sprint and the other parties named therein (as amended, the “Business Combination Agreement”), SoftBank agreed to indemnify us against certain specified matters and losses, including those relating to the Lifeline matters described above. Resolution of these matters could require making additional reimbursements and paying additional fines and penalties, which we do not expect to have a significant impact on our financial results. We expect that any additional liabilities related to these indemnified matters would be indemnified and reimbursed by SoftBank.

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

In October 2020, we notified Mobile Virtual Network Operators (“MVNOs”) using the legacy Sprint CDMA network that we

Index for Notes to the Condensed Consolidated Financial Statements
planned to sunset that network on December 31, 2021. In response to that notice, DISH Network Corporation (“DISH”), which has Boost Mobile customers who use the legacy Sprint CDMA network, made several efforts to prevent us from sunsetting the CDMA network until mid-2023, including by urging the U.S. Department of Justice to move for a finding of contempt under the April 1, 2020 Final Judgment entered by the U.S. District Court for the District of Columbia, and by pursuing a Petition for Modification and related proceedings pursuant to the California Public Utilities Commission’s (the “CPUC”) April 2020 decision concerning the Merger. We disagree with the merits of DISH’s positions and have opposed them. On October 22, 2021, we announced that we would delay the full decommissioning of the legacy Sprint CDMA network for three months, until March 31, 2022, to, among other things, help ensure that DISH and other MVNOs fulfill their contractual responsibilities and transition customers off the legacy Sprint CDMA network before the decommissioning. In March 2022, the CPUC denied DISH’s Petition for Modification. We cannot predict the outcome of the other proceedings described above, but we intend to vigorously oppose any efforts to further delay the sunset of the legacy Sprint CDMA network. The orderly decommissioning of the legacy Sprint CDMA network began as planned on March 31, 2022, and is expected to be completed during the second fiscal quarter of 2022, and we will continue to help ensure that DISH and other MVNOs fulfill their contractual responsibilities and transition customers off the legacy Sprint CDMA network before the decommissioning.

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

As a result of the August 2021 cyberattack, we have become subject to numerous lawsuits, including mass arbitration claims and multiple class action lawsuits, that have been filed in numerous jurisdictions seeking unspecified monetary damages, costs and attorneys’ fees arising out of the August 2021 cyberattack. In December 2021, the Judicial Panel on Multidistrict Litigation consolidated the federal class action lawsuits in the U.S. District Court for the Western District of Missouri. In addition, in November 2021, a purported Company shareholder filed a derivative action in the U.S. District Court for the Western District of Washington, Litwin v. Sievert et al., No. 2:21-cv-01599, against our current directors, alleging several claims concerning the Company’s cybersecurity practices. In April 2022, the Litwin case was voluntarily dismissed without prejudice. We are unable to predict at this time the potential outcome of any of the other claims described above or whether we may be subject to further private litigation. We intend to vigorously defend all of these lawsuits.

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

In March 2022, we received $220 million in settlement of certain patent litigation. We recognized the settlement, net of legal fees, as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

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

The following table summarizes the expenses incurred in connection with our restructuring initiatives:

(in millions)	Three Months Ended March 31, 2022	Incurred to Date
Contract termination costs	$—	$192
Severance costs	4	406
Network decommissioning	133	814
Total restructuring plan expenses	$137	$1,412

The expenses associated with the restructuring initiatives are included in Costs of services and Selling, general and administrative on our Condensed Consolidated Statements of Comprehensive Income.

Our restructuring initiatives also include the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with accelerating amortization of the right-of-use assets on lease contracts were $464 million and $123 million for the three months ended March 31, 2022 and 2021, respectively, and are included in Costs of services and Selling, general and administrative on our Condensed Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2021	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	March 31, 2022
Contract termination costs	$14	$—	$(5)	$—	$9
Severance costs	1	4	(3)	—	2
Network decommissioning	71	133	(59)	(5)	140
Total	$86	$137	$(67)	$(5)	$151
(1)    Non-cash items consist of the write-off of assets within Network decommissioning.

The liabilities accrued in connection with our restructuring initiatives are presented in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

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

Index for Notes to the Condensed Consolidated Financial Statements
Note 13 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	March 31, 2022	December 31, 2021
Accounts payable	$6,739	$6,499
Payroll and related benefits	842	1,343
Property and other taxes, including payroll	1,764	1,830
Accrued interest	825	710
Commissions	270	348
Toll and interconnect	230	248
Advertising	11	59
Other	453	368
Accounts payable and accrued liabilities	$11,134	$11,405

Book overdrafts included in accounts payable were $405 million and $378 million as of March 31, 2022 and December 31, 2021, respectively.

Supplemental Condensed Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended March 31,
(in millions)	2022	2021
Interest payments, net of amounts capitalized	$778	$945
Operating lease payments	1,048	1,651
Income tax payments	—	22
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	1,018	1,381
Change in accounts payable and accrued liabilities for purchases of property and equipment	(183)	(173)
Leased devices transferred from inventory to property and equipment	129	485
Returned leased devices transferred from property and equipment to inventory	(183)	(445)
Increase in Tower obligations from contract modification	1,158	—
Operating lease right-of-use assets obtained in exchange for lease obligations	5,975	911
Financing lease right-of-use assets obtained in exchange for lease obligations	298	109

Note 14 – Subsequent Events

Subsequent to March 31, 2022, on April 15, 2022, we repaid at maturity $1.25 billion of our 5.375% Senior Notes to affiliates due 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of this Form 10-Q, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:
•adverse impact caused by the COVID-19 pandemic (the “Pandemic”), including supply chain shortages;
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
•the impacts of the actions we have taken and conditions we have agreed to in connection with the regulatory proceedings and approvals of the Transactions (as defined below), including the acquisition by DISH Network Corporation (“DISH”) of the prepaid wireless business operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Personal Communications Company LLC and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets, and the assumption of certain related liabilities (collectively, the “Prepaid Transaction”), the complaint and proposed final judgment agreed to by us, Deutsche Telekom AG (“DT”), Sprint Corporation, now known as Sprint LLC (“Sprint”), SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, the proposed commitments filed with the Secretary of the Federal Communications Commission (“FCC”), which we announced on May 20, 2019, certain national security commitments and undertakings, and any other commitments or undertakings entered into, including but not limited to, those we have made to certain states and nongovernmental organizations (collectively, the “Government Commitments”), and the challenges in satisfying the Government Commitments in the required time frames and the significant cumulative costs incurred in tracking and monitoring compliance;
•adverse economic, political or market conditions in the U.S. and international markets, including changes resulting from increases in inflation, impacts of current geopolitical instability caused by the war in Ukraine, and those caused by the Pandemic;
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
•our exclusive forum provision as provided in our Certificate of Incorporation;
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

Investors and others should note that we announce material information to our investors using our investor relations website (https://investor.t-mobile.com), newsroom website (https://t-mobile.com/news), press releases, SEC filings and public conference calls and webcasts. We intend to also use certain social media accounts as means of disclosing information about us and our services and for complying with our disclosure obligations under Regulation FD (the @TMobileIR Twitter account (https://twitter.com/TMobileIR), the @MikeSievert Twitter account (https://twitter.com/MikeSievert), which Mr. Sievert also uses as a means for personal communications and observations, and the @TMobileCFO Twitter Account (https://twitter.com/tmobilecfo) and our Chief Financial Officer’s LinkedIn account (https://www.linkedin.com/in/peter-osvaldik-3887394), both of which Mr. Osvaldik also uses as a means for personal communication and observations). The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these social media channels in addition to following our press releases, SEC filings and public conference calls and webcasts. The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time as listed on our Investor Relations website.

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
•Context to the condensed consolidated financial statements; and
•Information that allows assessment of the likelihood that past performance is indicative of future performance.

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022, included in Part I, Item 1 of this Form 10-Q, and audited consolidated financial statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Sprint Merger and Integration Activities

Merger-Related Costs

Merger-related costs associated with the Merger and acquisitions of affiliates generally include:

•Integration costs to achieve efficiencies in network, retail, information technology and back office operations, migrate customers to the T-Mobile network and billing systems and the impact of legal matters assumed as part of the Merger;
•Restructuring costs, including severance, store rationalization and network decommissioning; and
•Transaction costs, including legal and professional services related to the completion of the transactions.

Restructuring costs are disclosed in Note 12 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements. Merger-related costs have been excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Net cash payments for Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.

Merger-related costs are presented below:

(in millions)	Three Months Ended March 31,		Change
	2022	2021	$	%
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$607	$136	$471	346%
Cost of equipment sales, exclusive of depreciation and amortization	751	17	734	NM
Selling, general and administrative	55	145	(90)	(62)%
Total Merger-related costs	$1,413	$298	$1,115	374%

Net cash payments for Merger-related costs	$893	$277	$616	222%
NM - Not Meaningful

We expect to incur a total of $12.0 billion of Merger-related costs, excluding capital expenditures, of which $7.9 billion has been incurred since the beginning of 2018, including $700 million of costs incurred by Sprint prior to the Merger. We expect to incur the remaining $4.1 billion to complete our integration and restructuring activities over the next two years with substantially all costs incurred by the end of 2023.

Total Merger related costs for the twelve months ended December 31, 2022 are expected to be between $4.5 billion to $5.0 billion, including $1.4 billion incurred during the three months ended March 31, 2022. We are evaluating additional restructuring initiatives which are dependent on consultations and negotiation with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments. We expect our principal sources of funding to be sufficient to meet our liquidity requirements and anticipated payments associated with the restructuring initiatives.

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

Anticipated Impacts

Synergies

As a result of our ongoing restructuring activities, we expect to realize synergies by eliminating redundancies within our combined network as well as other business processes and operations. For full-year 2022, we expect synergies from Selling, general and administrative expense reductions of $2.3 billion to $2.4 billion and Cost of service expense reductions of $1.6 billion to $1.7 billion.

Other Potential Impacts

The operation of the legacy Sprint CDMA and LTE networks is partially supported by legacy Sprint’s Wireline network acquired through the Merger. We expect that the legacy Sprint CDMA and LTE networks will be decommissioned during 2022. In accordance with ASC 360-10, we assess long-lived assets for impairment when events or circumstances indicate that long-lived assets might be impaired. We expect that the decommissioning of the legacy Sprint CDMA and LTE networks will trigger impairments of certain Wireline long-lived assets as these assets will no longer support our wireless network and the associated customers and cash flows. The potential non-cash impairment charges are not expected to have a material impact on our condensed consolidated financial statements.

Cyberattack

As we previously reported, we were subject to a criminal cyberattack involving unauthorized access to T-Mobile’s systems. We promptly located and closed the unauthorized access to our systems. Our forensic investigation was completed in October 2021, although our overall investigation into the incident is ongoing. There are no material updates with respect to the August 2021 cyberattack and subsequent inquiries, investigations, litigations and remedial measures from our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed in Note 11 – Commitment and Contingencies. We have incurred certain cyberattack-related expenses that were not material and expect to continue to incur additional expenses in future periods, including costs to remediate the attack, provide additional customer support and enhance customer protection, only some of which may be covered and reimbursable by insurance. We also intend to commit substantial additional resources towards cybersecurity initiatives over the next several years.

COVID-19 Pandemic

The Pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, and has caused significant volatility in the U.S. and international debt and equity markets. In addition, the Pandemic has resulted in economic uncertainty, which could affect our customers’ purchasing decisions and ability to make timely payments. Current and future Pandemic-related restrictions on, or disruptions of, transportation networks and supply chain shortages could impact our ability to acquire handsets or other end user devices in amounts sufficient to meet customer demand and to obtain the equipment required to meet our current and future network build-out plans. We will continue to monitor the Pandemic and its impacts and may adjust our actions as needed to continue to provide our products and services to our communities and employees.

As a critical communications infrastructure provider as designated by the government, our focus has been on providing crucial connectivity to our customers and impacted communities while ensuring the safety and well-being of our employees.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended March 31,		Change
(in millions)	2022	2021	$	%
Revenues
Postpaid revenues	$11,201	$10,303	$898	9%
Prepaid revenues	2,455	2,351	104	4%
Wholesale and other service revenues	1,472	1,538	(66)	(4)%
Total service revenues	15,128	14,192	936	7%
Equipment revenues	4,694	5,346	(652)	(12)%
Other revenues	298	221	77	35%
Total revenues	20,120	19,759	361	2%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,727	3,384	343	10%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,946	5,142	804	16%
Selling, general and administrative	5,056	4,805	251	5%
Depreciation and amortization	3,585	4,289	(704)	(16)%
Total operating expenses	18,314	17,620	694	4%
Operating income	1,806	2,139	(333)	(16)%
Other income (expense)
Interest expense, net	(864)	(835)	(29)	3%
Other expense, net	(11)	(125)	114	(91)%
Total other expense, net	(875)	(960)	85	(9)%
Income before income taxes	931	1,179	(248)	(21)%
Income tax expense	(218)	(246)	28	(11)%
Net income	$713	$933	$(220)	(24)%

Statement of Cash Flows Data
Net cash provided by operating activities	$3,845	$3,661	$184	5%
Net cash used in investing activities	(5,092)	(11,239)	6,147	(55)%
Net cash (used in) provided by financing activities	(2,136)	3,874	(6,010)	(155)%
Non-GAAP Financial Measures
Adjusted EBITDA	6,950	6,905	45	1%
Core Adjusted EBITDA	6,463	5,864	599	10%
Free Cash Flow	1,649	1,304	345	26%

The following discussion and analysis is for the three months ended March 31, 2022, compared to the same period in 2021 unless otherwise stated.

Total revenues increased $361 million, or 2%. The components of these changes are discussed below.

Postpaid revenues increased $898 million, or 9%, primarily from:

•Higher average postpaid accounts; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues increased $104 million, or 4%, primarily from:

•Higher prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A; and
•Higher average prepaid customers.

Wholesale and other service revenues were essentially flat.

Equipment revenues decreased $652 million, or 12%, primarily from:

•A decrease of $554 million in lease revenues and a decrease of $139 million in customer purchases of leased devices primarily due to a lower number of customer devices under lease as a result of the continued strategic shift from device financing from leasing to EIP; partially offset by
•An increase of $67 million in device sales revenue, excluding purchased leased devices, primarily from:
•An increase in the number of devices sold, including higher upgrade volume; partially offset by
•Lower average revenue per device sold primarily due to higher promotions, which included promotions for Sprint customers to facilitate their migration to the T-Mobile network, partially offset by an increase in the high-end phone mix.

Other revenues were essentially flat.

Operating expenses increased $694 million, or 4%. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $343 million, or 10%, primarily from:

•An increase of $471 million in Merger-related costs related to network decommissioning and integration costs; and
•Higher lease expenses related to a new tower master lease agreement; partially offset by
•Higher realized Merger synergies.

Cost of equipment sales, exclusive of depreciation and amortization, increased $804 million, or 16%, primarily from:

•An increase of $987 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•An increase in the number of devices sold, including higher upgrade volume, primarily to facilitate the migration of Sprint customers to the T-Mobile network; and
•Higher average costs per device sold due to an increase in the high-end device mix; partially offset by
•A decrease of $284 million in customer purchases of leased devices primarily due to a lower number of customer devices under lease as a result of the continued strategic shift from device financing from leasing to EIP.
•Merger-related costs, primarily to facilitate the migration of Sprint customers to the T-Mobile network, were $751 million for the three months ended March 31, 2022, compared to $17 million for the three months ended March 31, 2021.

Selling, general and administrative expenses increased $251 million, or 5%, primarily from:

•Higher bad debt expense primarily due to estimated credit losses normalizing from muted Pandemic levels, as well as higher EIP receivables driven by higher equipment sales and a mix shift in device financing; partially offset by
•Lower Merger-related costs and higher realized Merger synergies.
•Selling, general and administrative expenses for the three months ended March 31, 2022 included $55 million of Merger-related costs primarily related to integration, restructuring and legal-related expenses, offset by legal settlement gains, compared to $145 million of Merger-related costs for the three months ended March 31, 2021.

Depreciation and amortization decreased $704 million, or 16%, primarily from:

•Lower depreciation expense on leased devices resulting from a lower number of total customer devices under lease; and
•Certain 4G-related network assets becoming fully depreciated; partially offset by
•Higher depreciation expense, excluding leased devices, from the continued build-out of our nationwide 5G network.

Operating income, the components of which are discussed above, decreased $333 million, or 16%.

Interest expense, net was essentially flat.

Other expense, net decreased $114 million, or 91%, primarily from lower losses on the extinguishment of debt.

Income before income taxes, the components of which are discussed above, was $931 million and $1.2 billion for the three months ended March 31, 2022 and 2021, respectively.

Income tax expense decreased $28 million, or 11%, primarily from:

•Lower Income before income taxes; partially offset by
•A higher effective tax rate, primarily from:
•A decrease in excess tax benefits related to the vesting of restricted stock awards; and
•Reduced benefits from tax credits.

Our effective tax rate was 23.3% and 20.9% for the three months ended March 31, 2022 and 2021, respectively.

Net income, the components of which are discussed above, decreased $220 million, or 24%, and included the following:

•Merger-related costs, net of tax, of $1.1 billion for the three months ended March 31, 2022, compared to $220 million for the three months ended March 31, 2021.

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

Basis of Presentation

The following tables include summarized financial information of the obligor groups of debt issued by T-Mobile USA, Inc., Sprint, Sprint Communications and Sprint Capital Corporation. The summarized financial information of each obligor group is presented on a combined basis with balances and transactions within the obligor group eliminated. Investments in and the equity in earnings of non-guarantor subsidiaries, which would otherwise be consolidated in accordance with GAAP, are excluded from the below summarized financial information pursuant to SEC Regulation S-X Rule 13-01.

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	March 31, 2022	December 31, 2021
Current assets	$16,068	$19,522
Noncurrent assets	182,515	174,980
Current liabilities	20,188	22,195
Noncurrent liabilities	122,025	115,126
Due to non-guarantors	8,554	8,208
Due to related parties	2,815	3,842

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
(in millions)
Total revenues	$19,477	$78,538
Operating income	891	3,835
Net (loss) income	(48)	402
Revenue from non-guarantors	578	1,769
Operating expenses to non-guarantors	653	2,655
Other expense to non-guarantors	(41)	(148)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint and Sprint Communications is presented in the table below:

(in millions)	March 31, 2022	December 31, 2021
Current assets	$7,992	$11,969
Noncurrent assets	12,038	10,347
Current liabilities	13,237	15,136
Noncurrent liabilities	69,674	70,262
Due from non-guarantors	88	1,787
Due to related parties	2,815	3,842

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint and Sprint Communications is presented in the table below:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
(in millions)
Total revenues	$1	$7
Operating loss	(529)	(751)
Net loss	(851)	(2,161)
Other income, net, from non-guarantors	337	1,706

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	March 31, 2022	December 31, 2021
Current assets	$7,992	$11,969
Noncurrent assets	21,043	19,375
Current liabilities	13,307	15,208
Noncurrent liabilities	75,125	75,753
Due from non-guarantors	9,093	10,814
Due to related parties	2,815	3,842

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
(in millions)
Total revenues	$1	$7
Operating loss	(529)	(751)
Net loss	(832)	(2,590)
Other income, net, from non-guarantors	430	2,076

Affiliates Whose Securities Collateralize the Senior Secured Notes

The collateral arrangements relating to securities of affiliates that collateralize the Senior Secured Notes are the same as those described in the section entitled “Affiliates Whose Securities Collateralize the Notes and the Guarantees” in the Company’s Registration Statement on Form S-4/A filed with the SEC on April 22, 2022, which section is incorporated herein by reference.

The assets, liabilities and results of operations of the combined affiliates whose securities are pledged as collateral are not materially different than the corresponding amounts presented in the condensed consolidated financial statements of the Company.

Performance Measures

In managing our business and assessing financial performance, we supplement the information provided by our condensed consolidated financial statements with other operating or statistical data and non-GAAP financial measures. These operating and financial measures are utilized by our management to evaluate our operating performance and, in certain cases, our ability to meet liquidity requirements. Although companies in the wireless industry may not define each of these measures in precisely the same way, we believe that these measures facilitate comparisons with other companies in the wireless industry on key operating and financial measures.

Total Postpaid Accounts

A postpaid account is generally defined as a billing account number that generates revenue. Postpaid accounts generally consist of customers that are qualified for postpaid service utilizing phones, High Speed Internet, wearables, DIGITS or other connected devices, which include tablets and SyncUp products, where they generally pay after receiving service.

	As of March 31,		Change
(in thousands)	2022	2021	#	%
Total postpaid customer accounts (1)(2)	27,507	26,014	1,493	6%
(1)     Customers impacted by the decommissioning of the legacy Sprint CDMA network, who did not migrate to the T-Mobile network, have been excluded from our postpaid account base resulting in the removal of 57,000 postpaid accounts in the first quarter of 2022.
(2)    In the first quarter of 2021, we acquired 4,000 postpaid accounts through our acquisition of an affiliate.

Total postpaid customer accounts increased 1,493,000, or 6%, primarily due to the continued focus on growing new relationships with customers driven by higher switching activity and growth in new and under-penetrated segments, including High Speed Internet.

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	#	%
Postpaid net account additions	348	257	91	35%

Postpaid net account additions increased 91,000, or 35%, primarily due to the continued focus on growing new relationships with customers driven by higher switching activity and growth in new and under-penetrated segments, including High Speed Internet.

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

The following table sets forth the number of ending customers:

	As of March 31,		Change
(in thousands)	2022	2021	#	%
Customers, end of period
Postpaid phone customers (1) (2)	70,656	67,402	3,254	5%
Postpaid other customers (1) (2)	17,767	15,170	2,597	17%
Total postpaid customers	88,423	82,572	5,851	7%
Prepaid customers	21,118	20,865	253	1%
Total customers	109,541	103,437	6,104	6%
Acquired customers, net of base adjustments (1) (2)	(558)	12	(570)	NM
(1)     Customers impacted by the decommissioning of the legacy Sprint CDMA network, who did not migrate to the T-Mobile network, have been excluded from our postpaid customer base resulting in the removal of 212,000 postpaid phone customers and 349,000 postpaid other customers in the first quarter of 2022. In connection with our acquisition of companies, we included a base adjustment in the first quarter of 2022 to increase postpaid phone customers by 17,000 and reduce postpaid other customers by 14,000.
(2)     In the first quarter of 2021, we acquired 11,000 postpaid phone customers and 1,000 postpaid other customers through our acquisition of an affiliate.
NM - Not Meaningful

Total customers increased 6,104,000, or 6%, primarily from:

•Higher postpaid phone customers, primarily due to the continued focus on growing new relationships with customers, driven by higher switching activity and growth in new and under-penetrated segments;
•Higher postpaid other customers, primarily due to growth in other connected devices, including growth in High Speed Internet and wearable products; and
•Higher prepaid customers, primarily due to the continued success of our prepaid business due to promotional activity and rate plan offers; partially offset by lower prepaid industry demand associated with continued industry shift to postpaid plans.

Total customers included High Speed Internet customers of 984,000 and 193,000 as of March 31, 2022 and 2021, respectively.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	#	%
Net customer additions
Postpaid phone customers	589	773	(184)	(24)%
Postpaid other customers	729	437	292	67%
Total postpaid customers	1,318	1,210	108	9%
Prepaid customers	62	151	(89)	(59)%
Total customers	1,380	1,361	19	1%
Acquired customers, net of base adjustments	(558)	12	(570)	NM
NM - Not Meaningful

Total net customer additions increased 19,000, or 1%, primarily from:

•Higher postpaid other net customer additions, primarily due to an increase in High Speed Internet customers, connected devices and wearables; partially offset by
•Lower postpaid phone net customer additions driven by a focus on deepening Sprint customer relationships in the prior year in order to decrease churn, as Sprint customers historically had fewer lines per account, partially offset by higher industry switching activity and lower churn; and
•Lower prepaid net customer additions associated with the continued industry shift to postpaid plans, partially offset by lower churn.
•High Speed Internet net customer additions included in postpaid other net customer additions were 329,000 and 93,000 for the three months ended March 31, 2022 and 2021, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 9,000 for the three months ended March 31, 2022. There were no prepaid High Speed Internet customer additions for the three months ended March 31, 2021.

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

The following table sets forth the churn:

	Three Months Ended March 31,		Change
	2022	2021
Postpaid phone churn	0.93%	0.98%	-5 bps
Prepaid churn	2.67%	2.78%	-11 bps

Postpaid phone churn decreased 5 basis points, primarily from:

•Reduced Sprint churn as we progress through the integration process; partially offset by
•More normalized switching activity relative to the muted Pandemic-driven conditions a year ago.

Prepaid churn decreased 11 basis points, primarily from:

•Promotional activity; partially offset by
•More normalized switching activity relative to the muted Pandemic-driven conditions a year ago.

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

The following table sets forth our operating measure ARPA:

(in dollars)	Three Months Ended March 31,		Change
	2022	2021	$	%
Postpaid ARPA	$136.53	$132.91	$3.62	3%

Postpaid ARPA increased $3.62, or 3%, primarily from:

•Higher premium services, including Magenta Max; and
•An increase in customers per account, including from the success of High Speed Internet; partially offset by
•Increased promotional activity.

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

The following table sets forth our operating measure ARPU:

(in dollars)	Three Months Ended March 31,		Change
	2022	2021	$	%
Postpaid phone ARPU	$48.41	$47.30	$1.11	2%
Prepaid ARPU	$39.19	$37.81	$1.38	4%

Postpaid Phone ARPU

Postpaid phone ARPU increased $1.11, or 2%, and was primarily impacted by:

•Higher premium services, including Magenta Max; partially offset by
•Increased promotional activity.

Prepaid ARPU

Prepaid ARPU increased $1.38, or 4%, primarily due to higher premium services.

Adjusted EBITDA and Core Adjusted EBITDA

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

Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin are non-GAAP financial measures utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance. We use Adjusted EBITDA and Core Adjusted EBITDA as benchmarks to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA and Core Adjusted EBITDA as supplemental measures to evaluate overall operating performance and facilitate comparisons with other wireless communications services companies because they are indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, stock-based compensation and Merger-related costs including network decommissioning costs, as they are not indicative of our ongoing operating performance, as well as certain nonrecurring income and expenses. Management believes analysts and investors use Core Adjusted EBITDA because it normalizes for the transition in the Company’s device financing strategy, by excluding the impact of device lease revenues from Adjusted EBITDA, to align with the exclusion of the related depreciation expense on leased devices from Adjusted EBITDA. Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as substitutes for income from operations, net income or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended March 31,		Change
(in millions)	2022	2021	$	%
Net income	$713	$933	$(220)	(24)%
Adjustments:
Interest expense, net	864	835	29	3%
Other expense, net	11	125	(114)	(91)%
Income tax expense	218	246	(28)	(11)%
Operating income	1,806	2,139	(333)	(16)%
Depreciation and amortization	3,585	4,289	(704)	(16)%
Stock-based compensation (1)	136	130	6	5%
Merger-related costs	1,413	298	1,115	374%
Other, net (2)	10	49	(39)	(80)%
Adjusted EBITDA	6,950	6,905	45	1%
Lease revenues	(487)	(1,041)	554	(53)%
Core Adjusted EBITDA	$6,463	$5,864	$599	10%
Net income margin (Net income divided by Service revenues)	5%	7%		-200 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	46%	49%		-300 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	43%	41%		200 bps
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

Core Adjusted EBITDA increased $599 million, or 10%, for the three months ended March 31, 2022. The components comprising Core Adjusted EBITDA are discussed further above.

The increase was primarily due to:

•Higher Total service revenues; and
•Lower Cost of services, excluding Merger-related costs; partially offset by
•Higher Selling, general and administrative expenses, excluding Merger-related costs; and
•Lower Equipment revenues, excluding Lease revenues.

Adjusted EBITDA increased $45 million, or 1%, for the three months ended March 31, 2022. The change was primarily due to the increase in Core Adjusted EBITDA, discussed above, partially offset by a decrease in Lease revenues of $554 million for the three months ended March 31, 2022.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of debt and common stock, financing leases, the sale of certain receivables and the Revolving Credit Facility (as defined below). Further, the incurrence of additional indebtedness may inhibit our ability to incur new debt under the terms governing our existing and future indebtedness, which may make it more difficult for us to incur new debt in the future to finance our business strategy.

Cash Flows

The following is a condensed schedule of our cash flows:

	Three Months Ended March 31,		Change
(in millions)	2022	2021	$	%
Net cash provided by operating activities	$3,845	$3,661	$184	5%
Net cash used in investing activities	(5,092)	(11,239)	6,147	(55)%
Net cash (used in) provided by financing activities	(2,136)	3,874	(6,010)	(155)%

Operating Activities

Net cash provided by operating activities increased $184 million, or 5%, primarily from:

•A $1.0 billion decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Accounts payable and accrued liabilities, Short- and long-term operating lease liabilities and Operating lease right-of-use assets, partially offset by higher use of cash from Accounts receivable and Inventories; partially offset by
•An $820 million decrease in Net income, adjusted for non-cash income and expense.
•Net cash provided by operating activities includes $893 million and $277 million in net payments for Merger-related costs for the three months ended March 31, 2022 and 2021, respectively.

Investing Activities

Net cash used in investing activities decreased $6.1 billion, or 55%. The use of cash was primarily from:

•$3.4 billion in Purchases of property and equipment, including capitalized interest, from network integration related to the Merger and the accelerated build-out of our nationwide 5G network;
•$2.8 billion in Purchases of spectrum licenses and other intangible assets, including deposits, primarily due to $2.8 billion paid for spectrum licenses won at the conclusion of Auction 110 in February 2022; partially offset by
•$1.2 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash provided by financing activities decreased $6.0 billion, or 155%. The use of cash was primarily from:

•$1.6 billion in Repayments of long-term debt;

•$302 million in Repayments of financing lease obligations; and
•$172 million in Tax withholdings on share-based awards.

Cash and Cash Equivalents

As of March 31, 2022, our Cash and cash equivalents were $3.2 billion compared to $6.6 billion at December 31, 2021.

Free Cash Flow

Free Cash Flow represents Net cash provided by operating activities less cash payments for Purchases of property and equipment, including Proceeds related to beneficial interests in securitization transactions, less Cash payments for debt prepayment or debt extinguishment. Free Cash Flow is a non-GAAP financial measure utilized by management, investors and analysts of our financial information to evaluate cash available to pay debt and provide further investment in the business.

The table below provides a reconciliation of Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Three Months Ended March 31,		Change
(in millions)	2022	2021	$	%
Net cash provided by operating activities	$3,845	$3,661	$184	5%
Cash purchases of property and equipment	(3,381)	(3,183)	(198)	6%
Proceeds related to beneficial interests in securitization transactions	1,185	891	294	33%
Cash payments for debt prepayment or debt extinguishment costs	—	(65)	65	(100)%
Free Cash Flow	$1,649	$1,304	$345	26%

Free Cash Flow increased $345 million, or 26%. The increase was primarily impacted by the following:

•Higher Proceeds related to beneficial interests in securitization transactions; and
•Higher Net cash provided by operating activities, as described above; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest.
•Free Cash Flow includes $893 million and $277 million in net payments for Merger-related costs for the three months ended March 31, 2022 and 2021, respectively.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $5.5 billion. As of March 31, 2022, there was no outstanding balance under the Revolving Credit Facility.

Debt Financing

As of March 31, 2022, our total debt and financing lease liabilities were $75.0 billion, excluding our tower obligations, of which $68.4 billion was classified as long-term debt and $1.4 billion was classified as long-term financing lease liabilities.

During the three months ended March 31, 2022, we repaid short- and long-term debt with an aggregate principal amount of $1.6 billion. There were no new issuances or borrowings during the three months ended March 31, 2022.

Subsequent to March 31, 2022, on April 15, 2022, we repaid at maturity $1.25 billion of our 5.375% Senior Notes to affiliates due 2022.
For more information regarding our debt financing transactions, see Note 6 – Debt of the Notes to the Condensed Consolidated Financial Statements.

Spectrum Auction

In January 2022, the FCC announced that we were the winning bidder of 199 licenses in Auction 110 (mid-band spectrum) for an aggregate purchase price of $2.9 billion. At the inception of Auction 110 in September 2021, we deposited $100 million. We paid the FCC the remaining $2.8 billion for the licenses won in the auction in February 2022.

For more information regarding our spectrum licenses, see Note 4 – Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of March 31, 2022, we derecognized net receivables of $2.5 billion upon sale through these arrangements.

For more information regarding these off-balance sheet arrangements, see Note 3 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

Future Sources and Uses of Liquidity

We may seek additional sources of liquidity, including through the issuance of additional debt, to continue to opportunistically acquire spectrum licenses or other assets in private party transactions or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for spectrum acquisitions, or for other assets, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months as well as our longer-term liquidity needs. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption of debt, tower obligations and the execution of our integration plan.

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

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions on our common stock, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit agreements, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuers or borrowers to loan funds or make payments to Parent. However, the Issuers or borrowers are allowed to make certain permitted payments to Parent under the terms of each of the credit agreements, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of March 31, 2022.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. As of March 31, 2022, we have committed to $6.6 billion of financing leases under these financing lease facilities, of which $299 million was executed during the three months ended March 31, 2022. We expect to enter into up to an additional $901 million in financing lease commitments during the year ending December 31, 2022.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses, the construction, expansion and upgrading of our network infrastructure and the integration of the networks, spectrum, technology, personnel, customer base and business practices of T-Mobile and Sprint. Property and equipment capital expenditures primarily relate to the integration of our network and spectrum licenses, including acquired Sprint PCS and 2.5 GHz spectrum licenses and existing 600 MHz spectrum licenses as we build out our nationwide 5G network. We expect the majority of our remaining capital expenditures related to these efforts to occur in 2022, after which we expect a reduction in capital expenditure requirements.

For more information regarding our spectrum licenses, see Note 4 – Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements.

Stockholder Returns

We have never declared or paid any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

We may use cash to repurchase shares of our common stock, subject to, among other things, approval by the Board of Directors and our sufficient access to sources of liquidity, including potentially debt capital markets.

Related Party Transactions

We have related party transactions associated with DT, SoftBank or their affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of April 29, 2022, DT and SoftBank held, directly or indirectly, approximately 48.3% and 3.2%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 48.5% of the outstanding T-Mobile common stock held by other stockholders. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank and the Proxy, Lock-Up and ROFR Agreement, dated June 22, 2020, by and among DT, Claure Mobile LLC, and Marcelo Claure, DT has voting control, as of April 29, 2022, over approximately 51.8% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended March 31, 2022, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended March 31, 2022, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to four customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH and Golgohar Trade and Technology GmbH. These services have been terminated or are in the process of being terminated. For the three months ended March 31, 2022, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended March 31, 2022 were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended March 31, 2022, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended March 31, 2022, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services during the three months ended March 31, 2022, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

Critical Accounting Policies and Estimates

Preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021, and which are hereby incorporated by reference herein.

Accounting Pronouncements Not Yet Adopted

For information regarding recently issued accounting standards, see Note 1 – Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART II.

Item 1. Legal Proceedings

For more information regarding the legal proceedings in which we are involved, see Note 11 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Other than the updated risk factor below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

We have experienced criminal cyberattacks and could in the future be further harmed by disruption, data loss or other security breaches, whether directly or indirectly through third parties.

Our business involves the receipt, storage, and transmission of confidential information about our customers, such as sensitive personal, account and payment card information, confidential information about our employees and suppliers, and other sensitive information about our Company, such as our business plans, transactions, financial information, and intellectual property (collectively, “Confidential Information”). We are subject to persistent cyberattacks and threats to our networks, systems, and supply chain from a variety of bad actors, many of whom attempt to gain access to and compromise Confidential Information by exploiting bugs, errors, misconfigurations or other vulnerabilities in our networks and other systems (including purchased and third-party systems) or engaging in credential harvesting or social engineering. In some cases, these bad actors may obtain unauthorized access to Confidential Information utilizing credentials taken from our customers, employees, or third parties. Other bad actors aim to cause serious operational disruptions to our business or networks through other means, such as through ransomware or distributed denial of services attacks.

Cyberattacks against companies like ours have increased in frequency and potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent, and/or detect incidents successfully in every instance. They are perpetrated by a variety of groups and persons, including state-sponsored parties, malicious actors, employees, contractors, or other unrelated third parties. Some of these persons reside in jurisdictions where law enforcement measures to address such attacks are ineffective or unavailable, and such attacks may even be perpetrated by or at the behest of foreign governments.

In addition, we routinely provide certain Confidential Information to third-party providers whose products and services are used in our business operations, including as part of our IT systems, such as cloud services. These third-party providers have experienced in the past, and will continue to experience in the future, cyberattacks that involve attempts to obtain unauthorized access to our Confidential Information and/or to create operational disruptions that could adversely affect our business, and these providers also face other security challenges common to all parties that collect and process information.

In August 2021, we disclosed that our systems were subject to a criminal cyberattack that compromised certain data of millions of our current customers, former customers, and prospective customers, including, in some instances, social security numbers, names, addresses, dates of birth and driver’s license/identification numbers. With the assistance of outside cybersecurity experts, we located and closed the unauthorized access to our systems and identified current, former, and prospective customers whose information was impacted and notified them, consistent with state and federal requirements. We have incurred certain cyberattack-related expenses, including costs to remediate the attack, provide additional customer support and enhance customer protection, and expect to incur additional expense in future periods resulting from the attack. For more information, see “Cyberattack” in the Overview section of MD&A. As a result of the August 2021 cyberattack, we are subject to numerous claims, lawsuits and regulatory inquiries, the ongoing costs of which may be material, and we may be subject to further regulatory inquiries and private litigation. For more information, see “– Contingencies and Litigation – Litigation and Regulatory Matters” in Note 11 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.” As a result of the August 2021 cyberattack, we may incur significant costs or experience other material financial impacts, which may not be covered by, or may exceed the coverage limits of, our cyber insurance, and such costs and impacts may have a material adverse effect on our business, reputation, financial condition, cash flows and operating results.

In addition to the August 2021 cyberattack, we have experienced other unrelated immaterial incidents involving unauthorized access to certain Confidential Information. Typically, these incidents have involved attempts to commit fraud by taking control of a customer’s phone line, often by using compromised credentials. In other cases, the incidents have involved unauthorized access to certain of our customers’ private information, including credit card information, financial data, social security numbers or passwords, and to certain of our intellectual property.

Our procedures and safeguards to prevent unauthorized access to Confidential Information and to defend against cyberattacks seeking to disrupt our operations must be continually evaluated and enhanced to address the ever-evolving threat landscape and changing cybersecurity regulations. These preventative actions require the investment of significant resources and management time and attention. Additionally, we do not have control of the cybersecurity systems, breach prevention, and response protocols of our third-party providers. While T-Mobile may have contractual rights to assess the effectiveness of many of our providers’ systems and protocols, we do not have the means to know or assess the effectiveness of all of our providers’ systems and controls at all times. We cannot provide any assurances that actions taken by us, or our third-party providers will adequately repel a significant cyberattack or prevent or substantially mitigate the impacts of cybersecurity breaches or misuses of Confidential Information, unauthorized access to our networks or systems or exploits against third-party environments, or that we or our third-party providers, will be able to effectively identify, investigate, and remediate such incidents in a timely manner or at all. We expect to continue to be the target of cyberattacks, given the nature of our business, and we expect the same with respect to our third-party providers. Our inability to protect Confidential Information or to prevent operational disruptions from future cyberattacks may have a material adverse effect on our business, reputation, financial condition, cash flows, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.1*	Employment Letter Agreement, effective October 11, 2021, between T-Mobile US, Inc. and Mark W. Nelson.				X
10.2
First Amendment to First Amended and Restated Sale and Conveyancing Agreement, dated as of February 28, 2022, by and among T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile USA, Inc. as purchaser.
X
10.3
First Amendment to First Amended and Restated Receivables Sale and Contribution Agreement, dated as of February 28, 2022, by and between T-Mobile USA, Inc., as seller, and T-Mobile Airtime Funding LLC, as purchaser.
X
10.4
Second Amendment to Fifth Amended and Restated Master Receivables Purchase Agreement, dated as of February 28, 2022, by and among T-Mobile Airtime Funding LLC, as transferor, T-Mobile USA, Inc., in its individual capacity and as servicer, T-Mobile US, Inc. and T-Mobile USA, Inc., as performance guarantors, The Toronto-Dominion Bank, as administrative agent, and certain financial institutions party thereto.
X
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (the cover page XBRL tags)

*	Indicates a management contract or compensatory plan or arrangement
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

May 6, 2022	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)