Form 10-Q
period 2022-06-30
T-Mobile US, Inc.
filed 2022-07-29
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 22, 2022
Common Stock, par value $0.00001 per share	1,254,041,236

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended June 30, 2022

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$3,151	$6,631
Accounts receivable, net of allowance for credit losses of $177 and $146	4,466	4,194
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $600 and $494	5,129	4,748
Inventory	2,243	2,567
Prepaid expenses	776	746
Other current assets	1,711	2,005
Total current assets	17,476	20,891
Property and equipment, net	40,245	39,803
Operating lease right-of-use assets	30,110	26,959
Financing lease right-of-use assets	3,588	3,322
Goodwill	12,234	12,188
Spectrum licenses	95,632	92,606
Other intangible assets, net	4,140	4,733
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $122 and $136	2,605	2,829
Other assets	3,433	3,232
Total assets	$209,463	$206,563
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$11,182	$11,405
Short-term debt	2,942	3,378
Short-term debt to affiliates	—	2,245
Deferred revenue	810	856
Short-term operating lease liabilities	3,348	3,425
Short-term financing lease liabilities	1,220	1,120
Other current liabilities	1,120	1,070
Total current liabilities	20,622	23,499
Long-term debt	66,552	67,076
Long-term debt to affiliates	1,495	1,494
Tower obligations	4,006	2,806
Deferred tax liabilities	10,433	10,216
Operating lease liabilities	30,916	25,818
Financing lease liabilities	1,597	1,455
Other long-term liabilities	3,808	5,097
Total long-term liabilities	118,807	113,962
Commitments and contingencies (Note 11)
Stockholders' equity
Common Stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,255,574,620 and 1,250,751,148 shares issued, 1,254,010,072 and 1,249,213,681 shares outstanding	—	—
Additional paid-in capital	73,552	73,292
Treasury stock, at cost, 1,564,549 and 1,537,468 shares issued	(16)	(13)
Accumulated other comprehensive loss	(1,295)	(1,365)
Accumulated deficit	(2,207)	(2,812)
Total stockholders' equity	70,034	69,102
Total liabilities and stockholders' equity	$209,463	$206,563
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2022	2021	2022	2021
Revenues
Postpaid revenues	$11,445	$10,492	$22,646	$20,795
Prepaid revenues	2,469	2,427	4,924	4,778
Wholesale and other service revenues	1,402	1,573	2,874	3,111
Total service revenues	15,316	14,492	30,444	28,684
Equipment revenues	4,130	5,215	8,824	10,561
Other revenues	255	243	553	464
Total revenues	19,701	19,950	39,821	39,709
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	4,060	3,491	7,787	6,875
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,108	5,453	11,054	10,595
Selling, general and administrative	5,856	4,823	10,912	9,628
Impairment expense	477	—	477	—
Depreciation and amortization	3,491	4,077	7,076	8,366
Total operating expenses	18,992	17,844	37,306	35,464
Operating income	709	2,106	2,515	4,245
Other expense, net
Interest expense, net	(851)	(850)	(1,715)	(1,685)
Other expense, net	(21)	(1)	(32)	(126)
Total other expense, net	(872)	(851)	(1,747)	(1,811)
(Loss) income before income taxes	(163)	1,255	768	2,434
Income tax benefit (expense)	55	(277)	(163)	(523)
Net (loss) income	$(108)	$978	$605	$1,911

Net (loss) income	$(108)	$978	$605	$1,911
Other comprehensive income, net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $13, $12, $26, and $24	37	34	74	68
Unrealized (loss) gain on foreign currency translation adjustment, net of tax effect of $(1), $0, $(1), and $0	(3)	1	(4)	3
Other comprehensive income	34	35	70	71
Total comprehensive (loss) income	$(74)	$1,013	$675	$1,982
(Loss) earnings per share
Basic	$(0.09)	$0.78	$0.48	$1.53
Diluted	$(0.09)	$0.78	$0.48	$1.52
Weighted-average shares outstanding
Basic	1,253,932,986	1,247,563,331	1,252,228,959	1,245,552,847
Diluted	1,253,932,986	1,253,718,122	1,256,873,827	1,254,264,464
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Operating activities
Net (loss) income	$(108)	$978	$605	$1,911
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	3,491	4,077	7,076	8,366
Stock-based compensation expense	154	134	295	272
Deferred income tax (benefit) expense	(76)	226	109	437
Bad debt expense	311	72	521	154
Losses (gains) from sales of receivables	62	(12)	108	(30)
Losses on redemption of debt	—	28	—	129
Impairment expense	477	—	477	—
Changes in operating assets and liabilities
Accounts receivable	(1,573)	(1,839)	(2,557)	(1,743)
Equipment installment plan receivables	(189)	(568)	(724)	(1,295)
Inventories	484	584	391	863
Operating lease right-of-use assets	1,693	1,272	3,162	2,396
Other current and long-term assets	(112)	(154)	(116)	(100)
Accounts payable and accrued liabilities	36	28	(23)	(1,356)
Short- and long-term operating lease liabilities	(747)	(996)	(1,518)	(2,365)
Other current and long-term liabilities	200	(47)	37	(264)
Other, net	106	(4)	211	65
Net cash provided by operating activities	4,209	3,779	8,054	7,440
Investing activities
Purchases of property and equipment, including capitalized interest of $(13), $(57), $(28), and $(141)	(3,572)	(3,270)	(6,953)	(6,453)
Purchases of spectrum licenses and other intangible assets, including deposits	(116)	(8)	(2,959)	(8,930)
Proceeds from sales of tower sites	—	31	—	31
Proceeds related to beneficial interests in securitization transactions	1,121	1,137	2,306	2,028
Acquisition of companies, net of cash and restricted cash acquired	—	(1)	(52)	(30)
Other, net	8	28	7	32
Net cash used in investing activities	(2,559)	(2,083)	(7,651)	(13,322)
Financing activities
Proceeds from issuance of long-term debt	—	3,006	—	9,769
Repayments of financing lease obligations	(288)	(269)	(590)	(556)
Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities	—	(36)	—	(91)
Repayments of long-term debt	(1,381)	(3,150)	(3,013)	(5,369)
Tax withholdings on share-based awards	(43)	(76)	(215)	(294)
Cash payments for debt prepayment or debt extinguishment costs	—	(6)	—	(71)
Other, net	(32)	(46)	(62)	(91)
Net cash (used in) provided by financing activities	(1,744)	(577)	(3,880)	3,297
Change in cash and cash equivalents, including restricted cash	(94)	1,119	(3,477)	(2,585)
Cash and cash equivalents, including restricted cash
Beginning of period	3,320	6,759	6,703	10,463
End of period	$3,226	$7,878	$3,226	$7,878
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2022	1,253,352,700	$(16)	$73,420	$(1,329)	$(2,099)	$69,976
Net loss	—	—	—	—	(108)	(108)
Other comprehensive income	—	—	—	34	—	34
Stock-based compensation	—	—	168	—	—	168
Exercise of stock options	40,556	—	2	—	—	2
Issuance of vested restricted stock units	950,742	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(334,561)	—	(43)	—	—	(43)
Remeasurement of uncertain tax positions	—	—	5	—	—	5
Transfers with NQDC plan	635	—	—	—	—	—
Balance as of June 30, 2022	1,254,010,072	$(16)	$73,552	$(1,295)	$(2,207)	$70,034

Balance as of December 31, 2021	1,249,213,681	$(13)	$73,292	$(1,365)	$(2,812)	$69,102
Net income	—	—	—	—	605	605
Other comprehensive income	—	—	—	70	—	70
Stock-based compensation	—	—	325	—	—	325
Exercise of stock options	90,203	—	4	—	—	4
Stock issued for employee stock purchase plan	1,276,725	—	138	—	—	138
Issuance of vested restricted stock units	5,161,411	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,704,867)	—	(215)	—	—	(215)
Remeasurement of uncertain tax positions	—	—	5	—	—	5
Transfers with NQDC plan	(27,081)	(3)	3	—	—	—
Balance as of June 30, 2022	1,254,010,072	$(16)	$73,552	$(1,295)	$(2,207)	$70,034
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

Accounting Pronouncements Adopted During the Current Year

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” and has since modified the standard with ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (together, the “reference rate reform standard”). The reference rate reform standard provides temporary optional expedients and allows for certain exceptions to applying existing GAAP for contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The reference rate reform standard is available for adoption through December 31, 2022, and the optional expedients for contract modifications must be elected for all arrangements within a given Accounting Standards Codification (“ASC”) Topic or Industry Subtopic. As of January 1, 2022, we have elected to apply the practical expedients provided by the reference rate reform standard for all ASC Topics and Industry Subtopics related to eligible contract modifications as they occur. This election did not have a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2022, and the impact of applying the election to future eligible contract modifications that occur through December 31, 2022, is also not expected to be material.

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

Accounting Pronouncements Not Yet Adopted

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The standard eliminates the accounting guidance within ASC 310-40 for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by

Index for Notes to the Condensed Consolidated Financial Statements
creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The standard will become effective for us beginning January 1, 2023, and should be applied prospectively, with an option for modified retrospective application for provisions related to recognition and measurement of troubled debt restructurings. Early adoption is permitted for us at any time. We are currently evaluating the impact of the standard on our future consolidated financial statements.

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

Our approach considers a number of factors, including our overall historical credit losses, net of recoveries, and payment experience, as well as current collection trends such as write-off frequency and severity. We also consider other qualitative factors such as macro-economic conditions.

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

To determine a customer’s credit profile and assist in determining their credit class, we use a proprietary credit scoring model that measures the credit quality of a customer using several factors, such as credit bureau information, consumer credit risk scores and service and device plan characteristics. EIP receivables had a combined weighted-average effective interest rate of 6.1% and 5.6% as of June 30, 2022, and December 31, 2021, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	June 30, 2022	December 31, 2021
EIP receivables, gross	$8,456	$8,207
Unamortized imputed discount	(389)	(378)
EIP receivables, net of unamortized imputed discount	8,067	7,829
Allowance for credit losses	(333)	(252)
EIP receivables, net of allowance for credit losses and imputed discount	$7,734	$7,577
Classified on the condensed consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$5,129	$4,748
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,605	2,829
EIP receivables, net of allowance for credit losses and imputed discount	$7,734	$7,577

Many of our loss estimation techniques rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of June 30, 2022:

	Originated in 2022		Originated in 2021		Originated prior to 2021		Total EIP Receivables, net of unamortized imputed discounts
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Grand total
Current - 30 days past due	$2,171	$1,546	$2,273	$1,341	$393	$181	$4,837	$3,068	$7,905
31 - 60 days past due	16	24	17	27	3	3	36	54	90
61 - 90 days past due	6	9	7	13	1	2	14	24	38
More than 90 days past due	3	4	8	13	2	4	13	21	34
EIP receivables, net of unamortized imputed discount	$2,196	$1,583	$2,305	$1,394	$399	$190	$4,900	$3,167	$8,067

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

Index for Notes to the Condensed Consolidated Financial Statements
Activity for the six months ended June 30, 2022 and 2021, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	June 30, 2022			June 30, 2021
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$146	$630	$776	$194	$605	$799
Bad debt expense	201	320	521	76	78	154
Write-offs, net of recoveries	(170)	(240)	(410)	(147)	(104)	(251)
Change in imputed discount on short-term and long-term EIP receivables	N/A	75	75	N/A	91	91
Impact on the imputed discount from sales of EIP receivables	N/A	(63)	(63)	N/A	(73)	(73)
Allowance for credit losses and imputed discount, end of period	$177	$722	$899	$123	$597	$720

Off-Balance-Sheet Credit Exposures

We do not have material, unmitigated off-balance-sheet credit exposures as of June 30, 2022. In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets included on our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 3 – Sales of Certain Receivables for further information.

Note 3 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

As of both June 30, 2022, and December 31, 2021, the EIP sale arrangement provided funding of $1.3 billion.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included on our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	June 30, 2022	December 31, 2021
Other current assets	$369	$424
Other assets	110	125

Sales of Service Accounts Receivable

The maximum funding commitment of the service receivable sale arrangement is $950 million and the facility expires in February 2023. As of both June 30, 2022, and December 31, 2021, the service receivable sale arrangement provided funding of $775 million.

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

Index for Notes to the Condensed Consolidated Financial Statements

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included on our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	June 30, 2022	December 31, 2021
Other current assets	$227	$231
Other current liabilities	494	348

Sales of Receivables

The following table summarizes the impact of the sale of certain service receivables and EIP receivables on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2022	December 31, 2021
Derecognized net service receivables and EIP receivables	$2,315	$2,492
Other current assets	596	655
of which, deferred purchase price	594	654
Other long-term assets	110	125
of which, deferred purchase price	110	125
Other current liabilities	494	348
Net cash proceeds since inception	1,741	1,754
Of which:
Change in net cash proceeds during the year-to-date period	(13)	39
Net cash proceeds funded by reinvested collections	1,754	1,715

At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense on our Condensed Consolidated Statements of Comprehensive (Loss) Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including customer default rates. As of June 30, 2022, and December 31, 2021, our deferred purchase price related to the sales of service receivables and EIP receivables was $704 million and $779 million, respectively.

We recognized a loss from sales of receivables, including changes in fair value of the deferred purchase price, of $61 million and a gain of $12 million for the three months ended June 30, 2022 and 2021, respectively, and a loss of $108 million and a gain of $30 million for the six months ended June 30, 2022 and 2021, respectively, in Selling, general and administrative expense on our Condensed Consolidated Statements of Comprehensive (Loss) Income.

Continuing Involvement

Pursuant to the sale arrangements described above, we have continuing involvement with the service receivables and EIP receivables we sell as we service the receivables, are required to repurchase certain receivables, including ineligible receivables, aged receivables and receivables where a write-off is imminent, and may be responsible for absorbing credit losses through reduced collections on our deferred purchase price assets. We continue to service the customers and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections on sold receivables may be reinvested in new receivable sales. At the direction of the purchasers of the sold receivables, we apply the same policies and procedures while servicing the sold receivables as we apply to our owned receivables, and we continue to maintain normal relationships with our customers.

Index for Notes to the Condensed Consolidated Financial Statements
Note 4 – Spectrum License Transactions

The following table summarizes our spectrum license activity for the six months ended June 30, 2022:

(in millions)	2022
Spectrum licenses, beginning of year	$92,606
Spectrum license acquisitions	3,026
Spectrum licenses, end of period	$95,632

Spectrum Transactions

In January 2022, the FCC announced that we were the winning bidder of 199 licenses in Auction 110 (mid-band spectrum) for an aggregate purchase price of $2.9 billion. At inception of Auction 110 in September 2021, we deposited $100 million. We paid the FCC the remaining $2.8 billion for the licenses won in the auction in February 2022. On May 4, 2022, the FCC issued us the licenses won in Auction 110. The licenses are included in Spectrum licenses in our Condensed Consolidated Balance Sheets as of June 30, 2022. Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits, in our Condensed Consolidated Statements of Cash Flows.

DISH License Purchase Agreement

On July 1, 2020, we and DISH Network Corporation (“DISH”) entered into a license purchase agreement (the “License Purchase Agreement”) pursuant to which DISH has the option to purchase certain 800 MHz spectrum licenses for a total of approximately $3.6 billion in a transaction to be completed, subject to an application for FCC approval, by July 1, 2023, or within five days of FCC approval, whichever date is later.

In the event DISH breaches the License Purchase Agreement or fails to deliver the purchase price following the satisfaction or waiver of all closing conditions, DISH is liable to pay us a fee of $72 million. Additionally, if DISH does not exercise the option to purchase the 800 MHz spectrum licenses, we have an obligation to offer the licenses for sale through an auction. If the specified minimum price of $3.6 billion is not met in the auction, we would be relieved of the obligation to sell the licenses.

Note 5 – Fair Value Measurements

The carrying values of Cash and cash equivalents, Accounts receivable and Accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying values of EIP receivables approximate fair value as the receivables are recorded at their present value using an imputed interest rate.

Derivative Financial Instruments

Periodically, we use derivatives to manage exposure to market risk, such as interest rate risk. We designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow hedge) to help minimize significant, unplanned fluctuations in cash flows caused by interest rate volatility. We do not use derivatives for trading or speculative purposes. Cash flows associated with qualifying hedge derivative instruments are presented in the same category on the Condensed Consolidated Statements of Cash Flows as the item being hedged. We did not have any significant derivative instruments outstanding as of June 30, 2022, and December 31, 2021.

Interest Rate Lock Derivatives

In April 2020, we terminated our interest rate lock derivatives entered into in October 2018.

Aggregate changes in the fair value of the interest rate lock derivatives, net of tax and amortization, of $1.4 billion and $1.5 billion are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021, respectively.

For the three months ended June 30, 2022 and 2021, $50 million and $47 million, respectively, and for the six months ended June 30, 2022 and 2021, $100 million and $93 million, respectively, were amortized from Accumulated other comprehensive loss into Interest expense, net, in the Condensed Consolidated Statements of Comprehensive (Loss) Income. We expect to amortize $211 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending June 30, 2023.

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

The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included on our Condensed Consolidated Balance Sheets, were $704 million and $779 million as of June 30, 2022, and December 31, 2021, respectively. Fair value was equal to the carrying amount at June 30, 2022, and December 31, 2021.

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates. The fair value estimates were based on information available as of June 30, 2022, and December 31, 2021. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included on our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	June 30, 2022		December 31, 2021
(in millions)		Carrying Amount (1)	Fair Value (1)	Carrying Amount (1)	Fair Value (1)
Liabilities:
Senior Notes to third parties	1	$29,629	$27,927	$30,309	$32,093
Senior Notes to affiliates	2	1,495	1,441	3,739	3,844
Senior Secured Notes to third parties	1	39,830	35,066	40,098	42,393
(1)     Excludes $35 million and $47 million as of June 30, 2022, and December 31, 2021, respectively, in other financial liabilities as the carrying values approximate fair value primarily due to the short-term maturities of these instruments.

Note 6 – Debt

The following table sets forth the debt balances and activity as of and for the six months ended June 30, 2022:

(in millions)	December 31, 2021	Note Redemptions (1)	Repayments	Reclassifications (1)	Other (2)	June 30, 2022
Short-term debt	$3,378	$(500)	$(264)	$356	$(28)	$2,942
Long-term debt	67,076	—	—	(356)	(168)	66,552
Total debt to third parties	70,454	(500)	(264)	—	(196)	69,494
Short-term debt to affiliates	2,245	(2,250)	—	—	5	—
Long-term debt to affiliates	1,494	—	—	—	1	1,495
Total debt	$74,193	$(2,750)	$(264)	$—	$(190)	$70,989
(1)Note redemptions and reclassifications are recorded net of related issuance costs, discounts and premiums.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 3.8% and 4.1% for the three months ended June 30, 2022 and 2021, respectively, and 3.9% and 4.2% for the six months ended June 30, 2022 and 2021, respectively, on weighted-average debt outstanding of $71.4 billion and $75.5 billion for the three months ended June 30, 2022 and 2021, respectively, and on weighted-average debt outstanding of $72.6 billion and $74.5 billion for the six months ended June 30, 2022 and 2021, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Index for Notes to the Condensed Consolidated Financial Statements

Note Redemptions and Repayments

During the six months ended June 30, 2022, we made the following note redemptions and repayments:

(in millions)	Principal Amount	Redemption or Repayment Date	Redemption Price
4.000% Senior Notes due 2022	$500	March 16, 2022	100.000%
4.000% Senior Notes to affiliates due 2022	1,000	March 16, 2022	100.000%
5.375% Senior Notes to affiliates due 2022	1,250	April 15, 2022	N/A
Total Redemptions	$2,750

4.738% Secured Series 2018-1 A-1 Notes due 2025	$263	Various	N/A
Other debt	1	Various	N/A
Total Repayments	$264
Note 7 – Tower Obligations

Existing CCI Tower Lease Arrangements

In 2012, we conveyed to Crown Castle International Corp. (“CCI”) the exclusive right to manage and operate approximately 6,200 tower sites (“CCI Lease Sites”) via a master prepaid lease with site lease terms ranging from 23 to 37 years. CCI has fixed-price purchase options for the CCI Lease Sites totaling approximately $2.0 billion, exercisable annually on a per-tranche basis at the end of the lease term during the period from December 31, 2035, through December 31, 2049. If CCI exercises its purchase option for any tranche, it must purchase all the towers in the tranche. We lease back a portion of the space at certain tower sites.

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

Leaseback Arrangement

On January 3, 2022, we entered into an agreement (the “Crown Agreement”) with CCI. The Crown Agreement extends the current term of the leasebacks by up to 12 years and modifies the leaseback payments for both the Existing CCI Tower Lease Arrangement and the Acquired CCI Tower Lease Arrangement. As a result of the Crown Agreement, there was an increase in our financing obligation as of the effective date of the agreement of approximately $1.2 billion, with a corresponding decrease to Other long-term liabilities associated with unfavorable contract terms. The modification resulted in a revised interest rate under the effective interest method for the tower obligations: 11.6% for the Existing CCI Tower Lease Arrangement and 5.3% for the Acquired CCI Tower Lease Arrangement. There were no changes made to either of our master prepaid leases with CCI.

The following table summarizes the balances associated with both of the tower arrangements on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2022	December 31, 2021
Property and equipment, net	$2,464	$2,548
Tower obligations	4,006	2,806
Other long-term liabilities	554	1,712

Future minimum payments related to the tower obligations are approximately $418 million for the 12-month period ending June 30, 2023, $837 million in total for both of the 12-month periods ending June 30, 2024 and 2025, $778 million in total for both of the 12-month periods ending June 30, 2026 and 2027, and $4.7 billion in total thereafter.

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

Index for Notes to the Condensed Consolidated Financial Statements

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Postpaid service revenues
Postpaid phone revenues	$10,407	$9,667	$20,638	$19,150
Postpaid other revenues	1,038	825	2,008	1,645
Total postpaid service revenues	$11,445	$10,492	$22,646	$20,795

We operate as a single operating segment. The balances presented in each revenue line item on our Condensed Consolidated Statements of Comprehensive (Loss) Income represent categories of revenue from contracts with customers disaggregated by type of product and service. Postpaid and prepaid service revenues also include revenues earned for providing premium services to customers, such as device insurance services and customer-based, third-party services. Revenue generated from the lease of mobile communication devices is included in Equipment revenues on our Condensed Consolidated Statements of Comprehensive (Loss) Income.

Equipment revenues from the lease of mobile communication devices were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Equipment revenues from the lease of mobile communication devices	$386	$914	$873	$1,955

We provide wireline communication services to domestic and international customers. Wireline service revenues were $143 million and $187 million for the three months ended June 30, 2022 and 2021, respectively, and $289 million and $384 million for the six months ended June 30, 2022 and 2021, respectively. Wireline service revenues are presented in Wholesale and other service revenues on our Condensed Consolidated Statements of Comprehensive (Loss) Income.

Contract Balances

The contract asset and contract liability balances from contracts with customers as of June 30, 2022, and December 31, 2021, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2021	$286	$763
Balance as of June 30, 2022	294	756
Change	$8	$(7)

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment which is recognized as bad debt expense. The current portion of our contract assets of approximately $227 million and $219 million as of June 30, 2022, and December 31, 2021, respectively, was included in Other current assets on our Condensed Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers. Contract liabilities are primarily included in Deferred revenue on our Condensed Consolidated Balance Sheets.

Revenues for the three and six months ended June 30, 2022 and 2021, include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Amounts included in the beginning of year contract liability balance	$31	$41	$685	$724

Index for Notes to the Condensed Consolidated Financial Statements
Remaining Performance Obligations

As of June 30, 2022, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $700 million. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of June 30, 2022, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $1.1 billion, $2.3 billion and $4.7 billion for 2022, 2023, and 2024 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to eight years.

Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $1.7 billion and $1.5 billion as of June 30, 2022, and December 31, 2021, respectively, and is included in Other assets on our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive (Loss) Income were $358 million and $264 million for the three months ended June 30, 2022 and 2021, respectively, and $682 million and $512 million for the six months ended June 30, 2022 and 2021, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and six months ended June 30, 2022 and 2021.

Note 9 – (Loss) Earnings Per Share

The computation of basic and diluted (loss) earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2022	2021	2022	2021
Net (loss) income	$(108)	$978	$605	$1,911

Weighted-average shares outstanding – basic	1,253,932,986	1,247,563,331	1,252,228,959	1,245,552,847
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	—	6,154,791	4,644,868	8,711,617
Weighted-average shares outstanding – diluted	1,253,932,986	1,253,718,122	1,256,873,827	1,254,264,464

(Loss) earnings per share – basic	$(0.09)	$0.78	$0.48	$1.53
(Loss) earnings per share – diluted	(0.09)	0.78	0.48	1.52

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	3,921,770	50,873	73,885	26,646
SoftBank contingent consideration (1)	48,751,557	48,751,557	48,751,557	48,751,557
(1)     Represents the weighted-average SoftBank Specified Shares that are contingently issuable from the acquisition date of April 1, 2020, pursuant to a letter agreement dated February 20, 2020, between T-Mobile, SoftBank and Deutsche Telekom AG (“DT”).

As of June 30, 2022, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of June 30, 2022 and 2021. Potentially dilutive securities were not included in the computation of diluted (loss) earnings per share if to do so would have been anti-dilutive.

The SoftBank Specified Shares Amount of 48,751,557 shares of T-Mobile common stock was determined to be contingent consideration for the Merger and is not dilutive until the defined volume-weighted average price per share is reached.

Index for Notes to the Condensed Consolidated Financial Statements
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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Operating lease expense	$1,985	$1,533	$3,733	$2,924
Financing lease expense:
Amortization of right-of-use assets	194	175	379	348
Interest on lease liabilities	16	16	31	36
Total financing lease expense	210	191	410	384
Variable lease expense	122	90	249	185
Total lease expense	$2,317	$1,814	$4,392	$3,493

As of June 30, 2022, the weighted-average remaining lease term and discount rate for operating leases were 10 years and 3.9%, respectively.

Maturities of lease liabilities as of June 30, 2022, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending June 30,
2023	$4,437	$1,259
2024	4,482	951
2025	4,044	569
2026	3,606	76
2027	3,311	27
Thereafter	22,819	17
Total lease payments	42,699	2,899
Less: imputed interest	8,435	82
Total	$34,264	$2,817

Interest payments for financing leases were $16 million and $17 million for the three months ended June 30, 2022 and 2021, respectively, and $31 million and $36 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, we have additional operating leases for commercial properties that have not yet commenced with future lease payments of approximately $214 million.

Index for Notes to the Condensed Consolidated Financial Statements
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

Our purchase commitments are approximately $4.4 billion for the 12-month period ending June 30, 2023, $5.3 billion in total for both of the 12-month periods ending June 30, 2024 and 2025, $2.5 billion in total for both of the 12-month periods ending June 30, 2026 and 2027, and $2.9 billion in total thereafter. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

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

Our spectrum lease and service credit commitments, including renewal periods, are approximately $330 million for the 12-month period ending June 30, 2023, $599 million in total for both of the 12-month periods ending June 30, 2024 and 2025, $615 million in total for both of the 12-month periods ending June 30, 2026 and 2027, and $4.7 billion in total thereafter.

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

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. In the first quarter of 2020, we recorded an accrual for an estimated payment amount. We maintained the accrual as of June 30, 2022, and that accrual was included in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

On April 1, 2020, in connection with the closing of the Merger, we assumed the contingencies and litigation matters of Sprint.

Index for Notes to the Condensed Consolidated Financial Statements
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

In October 2020, we notified Mobile Virtual Network Operators (“MVNOs”) using the legacy Sprint CDMA network that we planned to sunset that network on December 31, 2021. In response to that notice, DISH, which had Boost Mobile customers who used the legacy Sprint CDMA network, made several efforts to prevent us from sunsetting the CDMA network until mid-2023, including pursuing a Petition for Modification and related proceedings pursuant to the California Public Utilities Commission’s (the “CPUC”) April 2020 decision concerning the Merger. As of June 30, 2022, the orderly decommissioning of the legacy Sprint CDMA network has been completed. With the exception of the CPUC proceedings, all other proceedings described above have been successfully resolved.

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

As a result of the August 2021 cyberattack, we have become subject to numerous lawsuits, including mass arbitration claims and multiple class action lawsuits that have been filed in numerous jurisdictions seeking, among other things, unspecified monetary damages, costs and attorneys’ fees arising out of the August 2021 cyberattack. In December 2021, the Judicial Panel on Multidistrict Litigation consolidated the federal class action lawsuits in the U.S. District Court for the Western District of Missouri under the caption In re: T-Mobile Customer Data Security Breach Litigation, Case No. 21-md-3019-BCW. On July 22, 2022, we entered into an agreement to settle the lawsuit. On July 26, 2022, we received preliminary approval of the proposed settlement, which remains subject to final court approval. Final court approval of the terms of the settlement is expected as early as January 2023 but could be delayed by appeals or other proceedings. If approved by the court, under the terms of the proposed settlement, we would pay an aggregate of $350 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. We would also commit to an aggregate incremental spend of $150 million for data security and related technology in 2022 and 2023. We anticipate that, upon court approval, the settlement will provide a full release of all claims arising out of the August 2021 cyberattack by class members, who do not opt out, against all defendants, including us, our subsidiaries and affiliates, and our directors and officers. The settlement contains no admission of liability, wrongdoing or responsibility by any of the defendants. We have the right to terminate the settlement agreement under certain conditions.

If approved by the court, we anticipate that this settlement of the class action, along with other settlements of separate consumer claims that have been previously completed or are currently pending, will resolve substantially all of the claims brought to date by our current, former and prospective customers who were impacted by the 2021 cyberattack. In connection with the proposed

Index for Notes to the Condensed Consolidated Financial Statements
class action settlement and the separate settlements, we recorded a total pre-tax charge of approximately $400 million for the three and six months ended June 30, 2022, in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive (Loss) Income. The ultimate resolution of the class action depends on whether we will be able to obtain court approval of the proposed settlement, the number of plaintiffs who opt-out of the proposed settlement and whether the proposed settlement will be appealed.

In addition, we have received inquiries from various government agencies, law enforcement and other governmental authorities related to the August 2021 cyberattack, which could result in substantial fines or penalties. We are responding to these inquiries and cooperating fully with these agencies and regulators. However, we cannot predict the timing or outcome of any of these matters, or whether we may be subject to further regulatory inquiries, investigations, or enforcement actions.

In light of the inherent uncertainties involved in such matters and based on the information currently available to us, we believe it is reasonably possible that we could incur additional losses associated with these proceedings and inquiries, and we will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Ongoing legal and other costs related to these proceedings and inquiries, as well as any potential future actions, may be substantial, and losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries could be material to our business, reputation, financial condition, cash flows and operating results.

In March 2022, we received $220 million in settlement of certain patent litigation. We recognized the settlement, net of legal fees, as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive (Loss) Income during the six months ended June 30, 2022.

On June 17, 2022, plaintiffs filed a putative antitrust class action complaint in the Northern District of Illinois, Dale et al. v. Deutsche Telekom AG, et al., Case No. 1:22-cv-03189, against DT, T-Mobile, and Softbank, alleging that the T-Mobile and Sprint merger violated the antitrust laws and harmed competition in the U.S. retail cell service market. Plaintiffs seek injunctive relief and trebled monetary damages on behalf of a purported class of AT&T and Verizon customers who plaintiffs allege paid artificially inflated prices due to the merger. We intend to vigorously defend this lawsuit, but we are unable to predict the potential outcome.

Note 12 – Restructuring Costs

Upon close of the Merger, we began implementing restructuring initiatives to realize cost efficiencies and reduce redundancies. The major activities associated with the Merger restructuring initiatives to date include contract termination costs associated with the rationalization of retail stores, distribution channels, duplicative network and backhaul services and other agreements, severance costs associated with the integration of redundant processes and functions and the decommissioning of certain small cell sites and distributed antenna systems to achieve Merger synergies in network costs.

The following table summarizes the expenses incurred in connection with our Merger restructuring initiatives:

(in millions)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Incurred to Date
Contract termination costs	$56	$56	$248
Severance costs	29	33	435
Network decommissioning	191	324	1,005
Total restructuring plan expenses	$276	$413	$1,688

The expenses associated with our Merger restructuring initiatives are included in Costs of services and Selling, general and administrative on our Condensed Consolidated Statements of Comprehensive (Loss) Income.

Our Merger restructuring initiatives also include the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with accelerating amortization of the right-of-use assets on lease contracts were $747 million and $261 million for the three months ended June 30, 2022 and 2021, respectively, and $1.2 billion and $384 million for the six months ended June 30, 2022 and 2021, respectively, and are included in Costs of services and Selling, general and administrative on our Condensed Consolidated Statements of Comprehensive (Loss) Income.

Index for Notes to the Condensed Consolidated Financial Statements
The changes in the liabilities associated with our Merger restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2021	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	June 30, 2022
Contract termination costs	$14	$56	$(9)	$—	$61
Severance costs	1	33	(7)	—	27
Network decommissioning	71	324	(117)	(70)	208
Total	$86	$413	$(133)	$(70)	$296
(1)    Non-cash items consist of the write-off of assets within Network decommissioning.

The liabilities accrued in connection with our Merger restructuring initiatives are presented in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

Our Merger restructuring activities are expected to occur over the next two years with substantially all costs incurred by the end of fiscal year 2023. We are evaluating additional restructuring initiatives, which are dependent on consultations and negotiation with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments.

Note 13 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	June 30, 2022	December 31, 2021
Accounts payable	$6,292	$6,499
Payroll and related benefits	1,209	1,343
Property and other taxes, including payroll	1,580	1,830
Accrued interest	708	710
Commissions	310	348
Toll and interconnect	243	248
Other	840	427
Accounts payable and accrued liabilities	$11,182	$11,405

Book overdrafts included in accounts payable were $273 million and $378 million as of June 30, 2022, and December 31, 2021, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
Supplemental Condensed Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Interest payments, net of amounts capitalized	$989	$913	$1,767	$1,858
Operating lease payments	1,042	1,263	2,090	2,914
Income tax payments	63	63	63	85
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	990	1,089	2,008	2,470
Change in accounts payable and accrued liabilities for purchases of property and equipment	(68)	(367)	(251)	(540)
Leased devices transferred from inventory to property and equipment	83	333	212	818
Returned leased devices transferred from property and equipment to inventory	(95)	(416)	(278)	(861)
Increase in Tower obligations from contract modification	—	—	1,158	—
Operating lease right-of-use assets obtained in exchange for lease obligations	591	1,043	6,566	1,954
Financing lease right-of-use assets obtained in exchange for lease obligations	551	377	849	486

Wireline Impairment

We provide wireline communication services to domestic and international customers via the legacy Sprint Wireline network acquired through the Merger. The legacy Sprint Wireline network is primarily comprised of owned property and equipment, including land, buildings, communication systems and data processing equipment, fiber optic cable and operating lease right-of-use assets. Previously, the operation of the legacy Sprint CDMA and LTE wireless networks was supported by the legacy Sprint Wireline network. During the second quarter of 2022, we retired the legacy Sprint CDMA network and began the orderly shut-down of the LTE network.

We assess long-lived assets for impairment when events or circumstances indicate that they might be impaired. We determined that the retirement of the legacy Sprint CDMA and LTE wireless networks triggered the need to assess the Wireline long-lived assets for impairment, as these assets no longer support our wireless network and the associated customers and cash flows in a significant manner. In evaluating whether the Wireline long-lived assets are impaired, we estimated the fair value of these assets using a combination of the cost, income and market approaches, including market participant assumptions. The fair value measurement of the Wireline assets was estimated using significant inputs not observable in the market (Level 3).

The results of this assessment indicated that certain Wireline long-lived assets were impaired, and as a result, we recorded non-cash impairment expense of $477 million during the three and six months ended June 30, 2022, of which $258 million is related to Wireline Property and equipment, $212 million is related to Operating lease right-of-use assets and $7 million is related to Other intangible assets. In measuring and allocating the impairment expense to individual Wireline long-lived assets, we did not impair the long-lived assets below their individual fair values. After recording the impairment expense, the carrying amount of the Wireline long-lived assets recorded in our Condensed Consolidated Balance Sheet is $675 million as of June 30, 2022. The expense is included within Impairment expense in our Condensed Consolidated Statements of Comprehensive (Loss) Income. There was no impairment expense recognized for the three and six months ended June 30, 2021.

Note 14 – Subsequent Events

Subsequent to June 30, 2022, on July 22, 2022, we entered into an agreement to settle a consolidated class action lawsuit asserting claims related to the August 2021 cyberattack. In connection with the proposed class action settlement and certain separate settlements, we recorded a total pre-tax charge of approximately $400 million for the three and six months ended June 30, 2022, in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive (Loss) Income. See Note 11 – Commitments and Contingencies for additional information.

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
•the risk of future material weaknesses we may identify while we continue to work to integrate following the Merger (as defined below), or any other failure by us to maintain effective internal controls, and the resulting significant costs and reputational damage;
•any changes in regulations or in the regulatory framework under which we operate;
•laws and regulations relating to the handling of privacy and data protection;
•unfavorable outcomes of and increased costs from existing or future legal proceedings, including these proceedings and inquiries relating to the criminal cyberattack we became aware of in August 2021;

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, included in Part I, Item 1 of this Form 10-Q, and audited consolidated financial statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Sprint Merger, Network Integration and Decommissioning Activities

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

Merger-related costs are presented below:

(in millions)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$961	$273	$688	252%	$1,568	$409	$1,159	283%
Cost of equipment sales, exclusive of depreciation and amortization	459	87	372	NM	1,210	104	1,106	NM
Selling, general and administrative	248	251	(3)	(1)%	303	396	(93)	(23)%
Total Merger-related costs	$1,668	$611	$1,057	173%	$3,081	$909	$2,172	239%

Net cash payments for Merger-related costs	$907	$190	$717	377%	$1,800	$467	$1,333	285%
NM - Not Meaningful

We expect to incur a total of $12.0 billion of Merger-related costs, excluding capital expenditures, of which $9.6 billion has been incurred since the beginning of 2018, including $700 million of costs incurred by Sprint prior to the Merger. We expect to incur the remaining $2.4 billion to complete our integration and restructuring activities over the next two years with substantially all costs incurred by the end of 2023.

Total Merger-related costs for the year ending December 31, 2022, are expected to be between $4.7 billion to $5.0 billion, including $1.7 billion and $3.1 billion incurred during the three and six months ended June 30, 2022, respectively. We are evaluating additional restructuring initiatives which are dependent on consultations and negotiation with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments. We expect our principal sources of funding to be sufficient to meet our liquidity requirements and anticipated payments associated with the restructuring initiatives.

Network Integration

To achieve Merger synergies in network costs, we are performing rationalization activities to identify duplicative networks, backhaul services and other agreements in addition to decommissioning certain small cell sites and distributed antenna systems. These initiatives also include the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites and network equipment. We have targeted approximately 35,000 cell sites for decommissioning. As of June 30, 2022, we had decommissioned nearly two-thirds of the targeted cell sites and expect to substantially complete the remaining site decommissioning in the third quarter of 2022.

To allow for the realization of these synergies associated with network integration, we retired certain legacy networks including the legacy Sprint CDMA network and began the orderly shut-down of the LTE network in the second quarter of 2022. Customers impacted by the decommissioning of these networks have been excluded from our customer base and postpaid account base. See Performance Measures for more details.

Restructuring

Upon the close of the Merger, we began implementing restructuring initiatives to realize cost efficiencies from the Merger. The major activities associated with the restructuring initiatives to date include:

•Contract termination costs associated with rationalization of retail stores, distribution channels, duplicative network and backhaul services and other agreements;
•Severance costs associated with the reduction of redundant processes and functions; and
•The decommissioning of certain small cell sites and distributed antenna systems to achieve Merger synergies in network costs.

For more information regarding our restructuring activities, see Note 12 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements.

Other Impacts

Anticipated Merger Synergies

As a result of our ongoing restructuring and integration activities, we expect to realize Merger synergies by eliminating redundancies within our combined network as well as other business processes and operations. For full-year 2022, we expect Merger synergies from Selling, general and administrative expense reductions of $2.3 billion to $2.4 billion, Cost of service expense reductions of $1.8 billion to $1.9 billion and avoided network expenses of $1.3 billion.

Wireline Impacts

Previously, the operation of the legacy Sprint CDMA and LTE wireless networks was supported by the legacy Sprint Wireline network. During the second quarter of 2022, we retired the legacy Sprint CDMA network and began the orderly shut-down of the LTE network. We determined that the retirement of the legacy Sprint CDMA and LTE wireless networks triggered the need to assess the Wireline long-lived assets for impairment, as these assets no longer support our wireless network and the associated customers and cash flows in a significant manner. The results of this assessment indicated that certain Wireline long-lived assets were impaired, and as a result, we recorded non-cash impairment expense of $477 million related to Wireline Property and equipment, Operating lease right-of-use assets and Other intangible assets for the three and six months ended June 30, 2022. We continue to provide Wireline services to existing Wireline customers.

For more information regarding this non-cash impairment, see Note 13 – Additional Financial Information of the Notes to the Condensed Consolidated Financial Statements

Cyberattack

As we previously reported, we were subject to a criminal cyberattack involving unauthorized access to T-Mobile’s systems. We promptly located and closed the unauthorized access to our systems. Our forensic investigation was completed in October 2021. There are no material updates with respect to the August 2021 cyberattack and subsequent inquiries, investigations, litigations and remedial measures from our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed in Note 11 – Commitments and Contingencies.

In connection with the proposed class action settlement and the separate settlements reached with a number of consumers, we recorded a total pre-tax charge of approximately $400 million in the second quarter of 2022. We expect to continue to incur additional expenses in future periods, including costs to remediate the attack, resolve inquiries by various government authorities, provide additional customer support and enhance customer protection, only some of which may be covered and reimbursable by insurance. In addition to the committed aggregate incremental spend of $150 million for data security and related technology in 2022 and 2023 under the proposed settlement agreement, we intend to commit substantial additional resources towards cybersecurity initiatives over the next several years.

COVID-19 Pandemic and Other Macroeconomic Trends

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

Other macroeconomic trends may result in adverse impacts on our business, and we continue to monitor the potential impacts of, for example, higher inflation, potential for economic recession and changes in the Federal Reserve’s monetary policy, as well as geopolitical risks, including the war in Ukraine. Such scenarios and uncertainties may affect, among others, expected credit loss activity as well as certain fair value estimates.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Postpaid revenues	$11,445	$10,492	$953	9%	$22,646	$20,795	$1,851	9%
Prepaid revenues	2,469	2,427	42	2%	4,924	4,778	146	3%
Wholesale and other service revenues	1,402	1,573	(171)	(11)%	2,874	3,111	(237)	(8)%
Total service revenues	15,316	14,492	824	6%	30,444	28,684	1,760	6%
Equipment revenues	4,130	5,215	(1,085)	(21)%	8,824	10,561	(1,737)	(16)%
Other revenues	255	243	12	5%	553	464	89	19%
Total revenues	19,701	19,950	(249)	(1)%	39,821	39,709	112	—%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	4,060	3,491	569	16%	7,787	6,875	912	13%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,108	5,453	(345)	(6)%	11,054	10,595	459	4%
Selling, general and administrative	5,856	4,823	1,033	21%	10,912	9,628	1,284	13%
Impairment expense	477	—	477	NM	477	—	477	NM
Depreciation and amortization	3,491	4,077	(586)	(14)%	7,076	8,366	(1,290)	(15)%
Total operating expenses	18,992	17,844	1,148	6%	37,306	35,464	1,842	5%
Operating income	709	2,106	(1,397)	(66)%	2,515	4,245	(1,730)	(41)%
Other expense, net
Interest expense, net	(851)	(850)	(1)	—%	(1,715)	(1,685)	(30)	2%
Other expense, net	(21)	(1)	(20)	2,000%	(32)	(126)	94	(75)%
Total other expense, net	(872)	(851)	(21)	2%	(1,747)	(1,811)	64	(4)%
(Loss) income before income taxes	(163)	1,255	(1,418)	(113)%	768	2,434	(1,666)	(68)%
Income tax benefit (expense)	55	(277)	332	(120)%	(163)	(523)	360	(69)%
Net (loss) income	$(108)	$978	$(1,086)	(111)%	$605	$1,911	$(1,306)	(68)%

Statement of Cash Flows Data
Net cash provided by operating activities	$4,209	$3,779	$430	11%	$8,054	$7,440	$614	8%
Net cash used in investing activities	(2,559)	(2,083)	(476)	23%	(7,651)	(13,322)	5,671	(43)%
Net cash (used in) provided by financing activities	(1,744)	(577)	(1,167)	202%	(3,880)	3,297	(7,177)	(218)%
Non-GAAP Financial Measures
Adjusted EBITDA	7,004	6,906	98	1%	13,954	13,811	143	1%
Core Adjusted EBITDA	6,618	5,992	626	10%	13,081	11,856	1,225	10%
Free Cash Flow	1,758	1,671	87	5%	3,407	2,975	432	15%
NM - Not Meaningful

The following discussion and analysis is for the three and six months ended June 30, 2022, compared to the same period in 2021 unless otherwise stated.

Total revenues decreased $249 million, or 1%, for the three months ended and was relatively flat for the six months ended June 30, 2022. The components of these changes are discussed below.

Postpaid revenues increased $953 million, or 9%, for the three months ended and increased $1.9 billion, or 9%, for the six months ended June 30, 2022, primarily from:

•Higher average postpaid accounts; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues increased $42 million, or 2%, for the three months ended and increased $146 million, or 3%, for six months ended June 30, 2022.

The increase for the three months ended June 30, 2022, was primarily from:

•Higher average prepaid customers; and
•Higher prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A.

The increase for the six months ended June 30, 2022, was primarily from:

•Higher prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A; and
•Higher average prepaid customers.

Wholesale and other service revenues decreased $171 million, or 11%, for the three months ended and decreased $237 million, or 8%, for the six months ended June 30, 2022, primarily from:

•Lower advertising and wireline revenues; partially offset by
•Higher Lifeline revenues.

Equipment revenues decreased $1.1 billion, or 21%, for the three months ended and decreased $1.7 billion, or 16%, for the six months ended June 30, 2022.

The decrease for the three months ended June 30, 2022, was primarily from:

•A decrease of $528 million in lease revenues and a decrease of $196 million in customer purchases of leased devices primarily due to a lower number of customer devices under lease as a result of the continued strategic shift from device financing from leasing to EIP; and
•A decrease of $276 million in device sales revenue, excluding purchased leased devices, primarily from:
•Lower average revenue per device sold, driven primarily by higher promotions, which included promotions for Sprint customers to facilitate their migration to the T-Mobile network; partially offset by
•An increase in the number of devices sold, including to facilitate the migration of Sprint customers to the T-Mobile network.

The decrease for the six months ended June 30, 2022, was primarily from:

•A decrease of $1.1 billion in lease revenues and a decrease of $336 million in customer purchases of leased devices primarily due to a lower number of customer devices under lease as a result of the continued strategic shift from device financing from leasing to EIP; and
•A decrease of $208 million in device sales revenue, excluding purchased leased devices, primarily from:
•Lower average revenue per device sold, driven primarily by higher promotions, which included promotions for Sprint customers to facilitate their migration to the T-Mobile network, partially offset by an increase in the high-end device mix; partially offset by
•An increase in the number of devices sold, including to facilitate the migration of Sprint customers to the T-Mobile network.

Other revenues were essentially flat for the three months ended and increased $89 million, or 19%, for the six months ended June 30, 2022.

The increase for the six months ended June 30, 2022, was primarily from:

•Higher revenue from our device recovery program; and
•Higher interest income on our EIP receivables.

Total operating expenses increased $1.1 billion, or 6%, for the three months ended and increased $1.8 billion, or 5%, for the six months ended June 30, 2022. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $569 million, or 16%, for the three months ended and increased $912 million, or 13%, for the six months ended June 30, 2022.

The increase for the three months ended June 30, 2022, was primarily from:

•An increase of $688 million in Merger-related costs related to network decommissioning and integration costs; and
•Higher site costs related to the continued build-out of our nationwide 5G network; partially offset by
•Higher realized Merger synergies.

The increase for the six months ended June 30, 2022, was primarily from:

•An increase of $1.2 billion in Merger-related costs related to network decommissioning and integration costs;
•Higher lease expenses related to a new tower master lease agreement. See Note 10 - Leases of the Notes to the Condensed Consolidated Financial Statements for additional information; and
•Higher site costs related to the continued build-out of our nationwide 5G network; partially offset by
•Higher realized Merger synergies.

Cost of equipment sales, exclusive of depreciation and amortization, decreased $345 million, or 6%, for the three months ended and increased $459 million, or 4%, for the six months ended June 30, 2022.

The decrease for the three months ended June 30, 2022, was primarily from:

•A decrease of $298 million in customer purchases of leased devices primarily due to a lower number of customer devices under lease as a result of the continued strategic shift from device financing from leasing to EIP; and
•A decrease of $35 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•Lower average costs per device sold; partially offset by
•An increase in the number of devices sold, driven by devices sold to facilitate the migration of Sprint customers to the T-Mobile network.
•Merger-related costs, primarily to facilitate the migration of Sprint customers to the T-Mobile network, were $459 million for the three months ended June 30, 2022, compared to $87 million for the three months ended June 30, 2021.

The increase for the six months ended June 30, 2022, was primarily from:

•An increase of $952 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•An increase in the number of devices sold, including devices sold to facilitate the migration of Sprint customers to the T-Mobile network; and
•Higher average costs per device sold due to an increase in the high-end device mix; partially offset by
•A decrease of $582 million in customer purchases of leased devices primarily due to a lower number of customer devices under lease as a result of the continued strategic shift from device financing from leasing to EIP.
•Merger-related costs, primarily to facilitate the migration of Sprint customers to the T-Mobile network, were $1.2 billion for the six months ended June 30, 2022, compared to $104 million for the six months ended June 30, 2021.

Selling, general and administrative expenses increased $1.0 billion, or 21%, for the three months ended and increased $1.3 billion, or 13%, for the six months ended June 30, 2022.

The increase for the three months ended June 30, 2022, was primarily from:

•Higher legal-related expenses, including the settlement of certain litigation associated with the August 2021 cyberattack of $400 million; and
•Higher bad debt expense driven by higher receivable balances, as well as normalization relative to muted Pandemic levels a year ago and estimated potential future macroeconomic impacts; partially offset by
•Higher realized Merger synergies.
•Selling, general and administrative expenses for the three months ended June 30, 2022, included $248 million of Merger-related costs primarily related to integration and restructuring, compared to $251 million of Merger-related costs for the three months ended June 30, 2021.

The increase for the six months ended June 30, 2022, was primarily from:

•Higher legal-related expenses, including the settlement of certain litigation associated with the August 2021 cyberattack of $400 million; and
•Higher bad debt expense driven by higher receivable balances, as well as normalization relative to muted Pandemic levels a year ago and estimated potential future macroeconomic impacts; partially offset by
•Lower Merger-related costs and higher realized Merger synergies.
•Selling, general and administrative expenses for the six months ended June 30, 2022, included $303 million of Merger-related costs primarily related to integration, restructuring and legal-related expenses, offset by legal settlement gains, compared to $396 million of Merger-related costs for the six months ended June 30, 2021.

Impairment expense was $477 million for the three and six months ended June 30, 2022, due to the non-cash impairment of certain Wireline Property and equipment, Operating lease right-of-use assets and Other intangible assets. See Note 13 - Additional Financial Information of the Notes to the Condensed Consolidated Financial Statements for additional information. There was no impairment expense for the three and six months ended June 30, 2021.

Depreciation and amortization decreased $586 million, or 14%, for three months ended and decreased $1.3 billion, or 15%, for the six months ended June 30, 2022, primarily from:

•Lower depreciation expense on leased devices resulting from a lower number of total customer devices under lease; and
•Certain 4G-related network assets becoming fully depreciated, including assets impacted by the decommissioning of the legacy Sprint CDMA and LTE networks; partially offset by
•Higher depreciation expense, excluding leased devices, from the continued build-out of our nationwide 5G network.

Operating income, the components of which are discussed above, decreased $1.4 billion, or 66%, for the three months ended and decreased $1.7 billion, or 41%, for the six months ended June 30, 2022.

Interest expense, net was essentially flat.

Other expense, net was essentially flat for the three months ended and decreased $94 million, or 75%, for the six months ended, June 30, 2022. The decrease for the six months ended June 30, 2022, was primarily from lower losses on the extinguishment of debt.

(Loss) income before income taxes, the components of which are discussed above, was a loss of $163 million and income of $1.3 billion for the three months ended June 30, 2022 and 2021, respectively, and was income of $768 million and $2.4 billion for the six months ended June 30, 2022 and 2021, respectively.

Income tax expense decreased $332 million, or 120%, for the three months ended and decreased $360 million, or 69%, for the six months ended June 30, 2022.

The decrease for the three months ended June 30, 2022, was primarily from:

•A loss before income taxes for the three months ended June 30, 2022; partially offset by
•Reduced benefits from state law changes.

Our effective tax rate was 33.6% and 22.0% for the three months ended June 30, 2022 and 2021, respectively.

The decrease for the six months ended June 30, 2022, was primarily from:

•Lower Income before income taxes; partially offset by
•A decrease in excess tax benefits related to the vesting of restricted stock awards; and
•Reduced benefits from state law changes.

Our effective tax rate was 21.2% and 21.5% for the six months ended June 30, 2022 and 2021, respectively.

Net (loss) income, the components of which are discussed above, was a loss of $108 million and income of $978 million for the three months ended June 30, 2022 and 2021, respectively, and was income of $605 million and $1.9 billion for the six months ended June 30, 2022 and 2021, respectively, and included the following:

•Merger-related costs, net of tax, of $1.3 billion and $2.3 billion for the three and six months ended June 30, 2022, respectively, compared to $453 million and $673 million for the three and six months ended June 30, 2021, respectively.
•Impairment expense of $358 million, net of tax, for the three and six months ended June 30, 2022, compared to no impairment expense for the three and six months ended June 30, 2021.
•Legal-related expenses, including from the impact of the settlement of certain litigation associated with the August 2021 cyberattack, of $300 million, net of tax, for the three and six months ended June 30, 2022.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	June 30, 2022	December 31, 2021
Current assets	$16,117	$19,522
Noncurrent assets	181,340	174,980
Current liabilities	19,093	22,195
Noncurrent liabilities	121,028	115,126
Due to non-guarantors	7,780	8,208
Due to related parties	1,553	3,842

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
(in millions)
Total revenues	$38,552	$78,538
Operating income	710	3,835
Net (loss) income	(916)	402
Revenue from non-guarantors	1,189	1,769
Operating expenses to non-guarantors	1,313	2,655
Other expense to non-guarantors	(99)	(148)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint and Sprint Communications is presented in the table below:

(in millions)	June 30, 2022	December 31, 2021
Current assets	$8,313	$11,969
Noncurrent assets	10,366	10,347
Current liabilities	12,060	15,136
Noncurrent liabilities	69,562	70,262
Due from non-guarantors	1,146	1,787
Due to related parties	1,553	3,842

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint and Sprint Communications is presented in the table below:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
(in millions)
Total revenues	$3	$7
Operating loss	(1,136)	(751)
Net loss	(1,593)	(2,161)
Other income, net, from non-guarantors	616	1,706

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	June 30, 2022	December 31, 2021
Current assets	$8,313	$11,969
Noncurrent assets	19,357	19,375
Current liabilities	12,132	15,208
Noncurrent liabilities	74,976	75,753
Due from non-guarantors	10,137	10,814
Due to related parties	1,553	3,842

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
(in millions)
Total revenues	$3	$7
Operating loss	(1,136)	(751)
Net loss	(1,552)	(2,590)
Other income, net, from non-guarantors	804	2,076

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

	As of June 30,		Change
(in thousands)	2022	2021	#	%
Total postpaid customer accounts (1) (2)	27,818	26,363	1,455	6%
(1)     Customers impacted by the decommissioning of the legacy Sprint CDMA and LTE and T-Mobile UMTS networks have been excluded from our postpaid account base resulting in the removal of 57,000 postpaid accounts in the first quarter of 2022 and 69,000 postpaid accounts in the second quarter of 2022.
(2)    In the first quarter of 2021, we acquired 4,000 postpaid accounts through our acquisition of an affiliate.

Total postpaid customer accounts increased 1,455,000, or 6%, primarily due to continued growth in High Speed Internet.

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	#	%	2022	2021	#	%
Postpaid net account additions	380	348	32	9%	728	605	123	20%

Postpaid net account additions increased 32,000, or 9%, for the three months ended and increased 123,000, or 20%, for the six months ended June 30, 2022, primarily due to continued growth in High Speed Internet.

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

The following table sets forth the number of ending customers:

	As of June 30,		Change
(in thousands)	2022	2021	#	%
Customers, end of period
Postpaid phone customers (1) (2)	71,053	68,029	3,024	4%
Postpaid other customers (1) (2)	17,734	15,819	1,915	12%
Total postpaid customers	88,787	83,848	4,939	6%
Prepaid customers	21,236	20,941	295	1%
Total customers	110,023	104,789	5,234	5%
Adjustments to customers (1) (2)	(1,878)	12	(1,890)	NM
(1)     The total base adjustment in the second quarter of 2022 was a reduction of 1,320,000 total customers. Customers impacted by the decommissioning of the legacy Sprint CDMA and LTE and T-Mobile UMTS networks have been excluded from our customer base resulting in the removal of 212,000 postpaid phone customers and 349,000 postpaid other customers in the first quarter of 2022 and 284,000 postpaid phone customers, 946,000 postpaid other customers and 28,000 prepaid customers in the second quarter of 2022. In connection with our acquisition of companies, we included a base adjustment in the first quarter of 2022 to increase postpaid phone customers by 17,000 and reduce postpaid other customers by 14,000. Certain customers now serviced through reseller contracts were removed from our reported postpaid customer base resulting in the removal of 42,000 postpaid phone customers and 20,000 postpaid other customers in the second quarter of 2022.
(2)     In the first quarter of 2021, we acquired 11,000 postpaid phone customers and 1,000 postpaid other customers through our acquisition of an affiliate.
NM - Not Meaningful

Total customers increased 5,234,000, or 5%, primarily from:

•Higher postpaid phone customers, primarily due to growth in new customer account relationships;
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

Total customers included High Speed Internet customers of 1,544,000 and 288,000 as of June 30, 2022 and 2021, respectively.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	#	%	2022	2021	#	%
Net customer additions
Postpaid phone customers	723	627	96	15%	1,312	1,400	(88)	(6)%
Postpaid other customers	933	649	284	44%	1,662	1,086	576	53%
Total postpaid customers	1,656	1,276	380	30%	2,974	2,486	488	20%
Prepaid customers	146	76	70	92%	208	227	(19)	(8)%
Total customers	1,802	1,352	450	33%	3,182	2,713	469	17%
Adjustments to customers	(1,320)	—	(1,320)	NM	(1,878)	12	(1,890)	NM
NM - Not Meaningful

Total net customer additions increased 450,000, or 33%, for the three months ended and increased 469,000, or 17%, for the six months ended June 30, 2022.

The increase for the three months ended June 30, 2022, was primarily from:

•Higher postpaid other net customer additions primarily due to an increase in High Speed Internet net customer additions;
•Higher postpaid phone net customer additions primarily due to higher gross additions driven by growth in new customer account relationships and lower churn, partially offset by lower migrations of prepaid to postpaid plans; and
•Higher prepaid net customer additions primarily due to the introduction of our High Speed Internet offering, higher gross additions, lower churn and lower migrations to postpaid plans.
•High Speed Internet net customer additions included in postpaid other net customer additions were 497,000 and 95,000 for the three months ended June 30, 2022 and 2021, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 63,000 for the three months ended June 30, 2022. Our prepaid High Speed Internet launch was in the first quarter of 2022, therefore there were no prepaid High Speed Internet net customer additions for the three months ended June 30, 2021.

The increase for the six months ended June 30, 2022, was primarily from:

•Higher postpaid other net customer additions primarily due to an increase in High Speed Internet net customer additions, connected devices and wearables; partially offset by
•Lower postpaid phone net customer additions driven by a focus on deepening Sprint customer relationships in the prior year in order to decrease churn, as Sprint customers historically had fewer lines per account, partially offset by lower churn; and
•Lower prepaid net customer additions associated with the continued industry shift to postpaid plans, partially offset by the introduction of our High Speed Internet offering and lower churn.
•High Speed Internet net customer additions included in postpaid other net customer additions were 826,000 and 188,000 for the six months ended June 30, 2022 and 2021, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 72,000 for the six months ended June 30, 2022. Our prepaid High Speed Internet launch was in the first quarter of 2022, therefore there were no prepaid High Speed Internet net customer additions for the six months ended June 30, 2021.

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

The following table sets forth the churn:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2022	2021		2022	2021
Postpaid phone churn	0.80%	0.87%	-7 bps	0.86%	0.92%	-6 bps
Prepaid churn	2.58%	2.62%	-4 bps	2.62%	2.70%	-8 bps

Postpaid phone churn decreased 7 basis points for three months ended and decreased 6 basis points for the six months ended June 30, 2022, primarily from:

•Reduced Sprint churn as we progress through the integration process; partially offset by
•More normalized switching activity and payment performance relative to the muted Pandemic-driven conditions a year ago.
Prepaid churn decreased 4 basis points for the three months ended and decreased 8 basis points for the six months ended June 30, 2022, primarily from:

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

The following table sets forth our operating measure ARPA:

(in dollars)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Postpaid ARPA	$137.92	$133.55	$4.37	3%	$137.23	$133.23	$4.00	3%

Postpaid ARPA increased $4.37, or 3%, for the three months ended and increased $4.00, or 3%, for the six months ended June 30, 2022, primarily due to:

•Higher premium services, including Magenta Max; and
•An increase in customers per account, including from the success of High Speed Internet.

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

The following table sets forth our operating measure ARPU:

(in dollars)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Postpaid phone ARPU	$48.96	$47.61	$1.35	3%	$48.69	$47.45	$1.24	3%
Prepaid ARPU	38.71	38.53	0.18	—%	38.95	38.17	0.78	2%

Postpaid Phone ARPU

Postpaid phone ARPU increased $1.35, or 3%, for the three months ended and increased $1.24, or 3%, for the six months ended June 30, 2022, primarily due to:

•Higher premium services, including Magenta Max.

Prepaid ARPU

Prepaid ARPU increased slightly for the three and six months ended June 30, 2022, primarily due to:

•Higher premium services; partially offset by
•Increased promotional activity.

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

Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin are non-GAAP financial measures utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance. We use Adjusted EBITDA and Core Adjusted EBITDA as benchmarks to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA and Core Adjusted EBITDA as supplemental measures to evaluate overall operating performance and facilitate comparisons with other wireless communications services companies because they are indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, stock-based compensation, Merger-related costs, including network decommissioning costs, impairment expense and certain legal-related expenses, as they are not indicative of our ongoing operating performance, as well as certain nonrecurring income and expenses. Management believes analysts and investors use Core Adjusted EBITDA because it normalizes for the transition in the Company’s device financing strategy, by excluding the impact of device lease revenues from Adjusted EBITDA, to align with the exclusion of the related depreciation expense on leased devices from Adjusted EBITDA. Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as substitutes for income from operations, net income or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net (loss) income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2022	2021	$	%	2022	2021	$	%
Net (loss) income	$(108)	$978	$(1,086)	(111)%	$605	$1,911	$(1,306)	(68)%
Adjustments:
Interest expense, net	851	850	1	—%	1,715	1,685	30	2%
Other expense, net	21	1	20	2,000%	32	126	(94)	(75)%
Income tax (benefit) expense	(55)	277	(332)	(120)%	163	523	(360)	(69)%
Operating income	709	2,106	(1,397)	(66)%	2,515	4,245	(1,730)	(41)%
Depreciation and amortization	3,491	4,077	(586)	(14)%	7,076	8,366	(1,290)	(15)%
Stock-based compensation (1)	149	129	20	16%	285	259	26	10%
Merger-related costs	1,668	611	1,057	173%	3,081	909	2,172	239%
Impairment expense	477	—	477	NM	477	—	477	NM
Legal-related expenses (2)	400	—	400	NM	400	—	400	NM
Other, net (3)	110	(17)	127	(747)%	120	32	88	275%
Adjusted EBITDA	7,004	6,906	98	1%	13,954	13,811	143	1%
Lease revenues	(386)	(914)	528	(58)%	(873)	(1,955)	1,082	(55)%
Core Adjusted EBITDA	$6,618	$5,992	$626	10%	$13,081	$11,856	$1,225	10%
Net (loss) income margin (Net (loss) income divided by Service revenues)	(1)%	7%		-800 bps	2%	7%		-500 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	46%	48%		-200 bps	46%	48%		-200 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	43%	41%		200 bps	43%	41%		200 bps
(1)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense in the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.
(2)Legal-related expenses consists of the settlement of certain litigation associated with the August 2021 cyberattack.
(3)Other, net, primarily consists of certain severance, restructuring and other expenses and income not directly attributable to the Merger which would not be expected to reoccur or are not reflective of T-Mobile’s ongoing operating performance, and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA.

Core Adjusted EBITDA increased $626 million, or 10%, for the three months ended and increased $1.2 billion, or 10%, for the six months ended June 30, 2022. The components comprising Core Adjusted EBITDA are discussed further above.

The increase for the three months ended June 30, 2022, was primarily due to:

•Higher Total service revenues;
•Lower Cost of equipment sales, excluding Merger-related costs; and
•Lower Cost of services, excluding Merger-related costs; partially offset by
•Lower Equipment revenues, excluding lease revenues; and
•Higher Selling, general and administrative expenses, excluding Merger-related costs and other special expense items.

The increase for the six months ended June 30, 2022, was primarily due to:

•Higher Total service revenues;
•Lower Cost of equipment sales, excluding Merger-related costs; and
•Lower Cost of services, excluding Merger-related costs; partially offset by
•Higher Selling, general and administrative expenses, excluding Merger-related costs and other special expense items; and
•Lower Equipment revenues, excluding lease revenues.

Adjusted EBITDA was relatively flat for the three and six months ended June 30, 2022. The slight increases were primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, including changes in Lease revenues. Lease revenues decreased $528 million for the three months ended and decreased $1.1 billion for the six months ended June 30, 2022.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of debt, financing leases, the sale of certain receivables and the Revolving Credit Facility (as defined below). Further, the incurrence of additional indebtedness may inhibit our ability to incur new debt under the terms governing our existing and future indebtedness, which may make it more difficult for us to incur new debt in the future to finance our business strategy.

Cash Flows

The following is a condensed schedule of our cash flows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2022	2021	$	%	2022	2021	$	%
Net cash provided by operating activities	$4,209	$3,779	$430	11%	$8,054	$7,440	$614	8%
Net cash used in investing activities	(2,559)	(2,083)	(476)	23%	(7,651)	(13,322)	5,671	(43)%
Net cash (used in) provided by financing activities	(1,744)	(577)	(1,167)	202%	(3,880)	3,297	(7,177)	(218)%

Operating Activities

Net cash provided by operating activities increased $430 million, or 11%, for the three months ended and increased $614 million, or 8%, for the six months ended June 30, 2022.

The increase for the three months ended June 30, 2022, was primarily from:

•A $1.5 billion decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Operating lease right-of-use assets, Equipment installment plan receivables, Accounts receivable, Short- and long-term operating lease liabilities and Other current and long-term liabilities, partially offset by higher use of cash from Inventories; partially offset by
•A $1.1 billion decrease in Net income, adjusted for non-cash income and expense.
•Net cash provided by operating activities includes the impact of $907 million and $190 million in net payments for Merger-related costs for the three months ended June 30, 2022 and 2021, respectively.

The increase for the six months ended June 30, 2022, was primarily from:

•A $2.5 billion decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Accounts payable and accrued liabilities, Short- and long-term operating lease liabilities, Operating lease right-of-use assets and Equipment installment plan receivables, partially offset by higher use of cash from Accounts receivable and Inventories; partially offset by
•A $1.9 billion decrease in Net income, adjusted for non-cash income and expense.
•Net cash provided by operating activities includes the impact of $1.8 billion and $467 million in net payments for Merger-related costs for the six months ended June 30, 2022 and 2021, respectively.

Investing Activities

Net cash used in investing activities increased $476 million, or 23%, for the three months ended and decreased $5.7 billion, or 43%, for the six months ended June 30, 2022.

The use of cash for the three months ended June 30, 2022, was primarily from:

•$3.6 billion in Purchases of property and equipment, including capitalized interest, from the accelerated build-out of our nationwide 5G network, including from network integration related to the Merger; partially offset by

•$1.1 billion in Proceeds related to beneficial interests in securitization transactions.

The use of cash for the six months ended June 30, 2022, was primarily from:

•$7.0 billion in Purchases of property and equipment, including capitalized interest, from the accelerated build-out of our nationwide 5G network, including from network integration related to the Merger; and
•$3.0 billion in Purchases of spectrum licenses and other intangible assets, including deposits, primarily due to $2.8 billion paid for spectrum licenses won at the conclusion of Auction 110 in February 2022; partially offset by
•$2.3 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash used in financing activities increased $1.2 billion, or 202%, for the three months ended June 30, 2022, and increased $7.2 billion from a net source of cash for the six months ended June 30, 2021, to a net use of cash for the six months ended June 30, 2022.

The use of cash for the three months ended June 30, 2022, was primarily from:
•$1.4 billion in Repayments of long-term debt; and
•$288 million in Repayments of financing lease obligations.

The use of cash for the six months ended June 30, 2022, was primarily from:

•$3.0 billion in Repayments of long-term debt;
•$590 million in Repayments of financing lease obligations; and
•$215 million in Tax withholdings on share-based awards.

Cash and Cash Equivalents

As of June 30, 2022, our Cash and cash equivalents were $3.2 billion compared to $6.6 billion at December 31, 2021.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2022	2021	$	%	2022	2021	$	%
Net cash provided by operating activities	$4,209	$3,779	$430	11%	$8,054	$7,440	$614	8%
Cash purchases of property and equipment	(3,572)	(3,270)	(302)	9%	(6,953)	(6,453)	(500)	8%
Proceeds from sales of tower sites	—	31	(31)	(100)%	—	31	(31)	(100)%
Proceeds related to beneficial interests in securitization transactions	1,121	1,137	(16)	(1)%	2,306	2,028	278	14%
Cash payments for debt prepayment or debt extinguishment costs	—	(6)	6	(100)%	—	(71)	71	(100)%
Free Cash Flow	$1,758	$1,671	$87	5%	$3,407	$2,975	$432	15%

Free Cash Flow increased $87 million, or 5%, for the three months ended and increased $432 million, or 15%, for the six months ended June 30, 2022.

The increase for the three months ended June 30, 2022, was primarily impacted by the following:

•Higher Net cash provided by operating activities, as described above; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest.
•Free Cash Flow includes $907 million and $190 million in net payments for Merger-related costs for the three months ended June 30, 2022 and 2021, respectively.

The increase for the six months ended June 30, 2022, was primarily impacted by the following:

•Higher Net cash provided by operating activities, as described above; and
•Higher Proceeds related to beneficial interests in securitization transactions; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest.
•Free Cash Flow includes $1.8 billion and $467 million in net payments for Merger-related costs for the six months ended June 30, 2022 and 2021, respectively.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $5.5 billion. As of June 30, 2022, there was no outstanding balance under the Revolving Credit Facility.

Debt Financing

As of June 30, 2022, our total debt and financing lease liabilities were $73.8 billion, excluding our tower obligations, of which $68.0 billion was classified as long-term debt and $1.6 billion was classified as long-term financing lease liabilities.

During the six months ended June 30, 2022, we repaid short- and long-term debt with an aggregate principal amount of $3.0 billion. There were no new issuances or borrowings during the six months ended June 30, 2022.

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

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of June 30, 2022, we derecognized net receivables of $2.3 billion upon sale through these arrangements.

For more information regarding these off-balance sheet arrangements, see Note 3 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

Future Sources and Uses of Liquidity

We may seek additional sources of liquidity, including through the issuance of additional debt, to continue to opportunistically acquire spectrum licenses or other assets in private party transactions or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for spectrum acquisitions, other assets or for any potential shareholder returns, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months as well as our longer-term liquidity needs. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption of debt, tower obligations and the execution of our integration plan.

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

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, pay dividends and make distributions on our common stock, make certain investments, repurchase stock, create liens or other encumbrances, enter into transactions with affiliates, enter into transactions that restrict dividends or distributions from subsidiaries, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit agreements, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuers or borrowers to loan funds or make payments to Parent. However, the Issuers or borrowers are allowed to make certain permitted payments to Parent under the terms of each of the credit agreements, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of June 30, 2022.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. As of June 30, 2022, we have committed to $7.2 billion of financing leases under these financing lease facilities, of which $536 million and $836 million was executed during the three and six months ended June 30, 2022, respectively. We expect to enter into up to an additional $364 million in financing lease commitments during the year ending December 31, 2022.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses, the construction, expansion and upgrading of our network infrastructure and the integration of the networks, spectrum, technology, personnel and customer base of T-Mobile and Sprint. Property and equipment capital expenditures primarily relate to the integration of our network and spectrum licenses, including acquired Sprint PCS and 2.5 GHz spectrum licenses, as we build out our nationwide 5G network. We expect a reduction in capital expenditures related to these efforts following 2022. Future capital expenditure requirements will include the deployment of our recently acquired C-band and 3.45 GHz licenses.

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

Related Party Transactions

We have related party transactions associated with DT or its affiliates in the ordinary course of business, including intercompany servicing and licensing. SoftBank and its affiliates are no longer deemed related parties to us pursuant to our Related Person Transaction Policy.

As of July 22, 2022, DT and SoftBank held, directly or indirectly, approximately 48.3% and 3.2%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 48.5% of the outstanding T-Mobile common stock held by other stockholders. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank and the Proxy, Lock-Up and ROFR Agreement, dated June 22, 2020, by and among DT, Claure Mobile LLC, and Marcelo Claure, DT has voting control, as of July 22, 2022, over approximately 51.8% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended June 30, 2022, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended June 30, 2022, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to four customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH and Golgohar Trade and Technology GmbH. These services have been terminated or are in the process of being terminated. For the three months ended June 30, 2022, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended June 30, 2022 were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended June 30, 2022, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended June 30, 2022, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services during the three months ended June 30, 2022, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

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

Our business involves the receipt, storage, and transmission of confidential information about our customers, such as sensitive personal, account and payment card information, confidential information about our employees and suppliers, and other sensitive information about our Company, such as our business plans, transactions, financial information, and intellectual property (collectively, “Confidential Information”). We are subject to persistent cyberattacks and threats to our networks, systems, and supply chain from a variety of bad actors, many of whom attempt to gain access to and compromise Confidential Information by exploiting bugs, errors, misconfigurations or other vulnerabilities in our networks and other systems (including purchased and third-party systems) or by engaging in credential harvesting or social engineering. In some cases, these bad actors may obtain unauthorized access to Confidential Information utilizing credentials taken from our customers, employees, or third parties. Other bad actors aim to cause serious operational disruptions to our business or networks through other means, such as through ransomware or distributed denial of services attacks.
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
Our procedures and safeguards to prevent unauthorized access to Confidential Information and to defend against cyberattacks seeking to disrupt our operations must be continually evaluated and enhanced to address the ever-evolving threat landscape and changing cybersecurity regulations. These preventative actions require the investment of significant resources and management time and attention. Additionally, we do not have control of the cybersecurity systems, breach prevention, and response protocols of our third-party providers. While T-Mobile may have contractual rights to assess the effectiveness of many of our providers’ systems and protocols, we do not have the means to know or assess the effectiveness of all of our providers’ systems and controls at all times. We cannot provide any assurances that actions taken by us, or our third-party providers, will adequately repel a significant cyberattack or prevent or substantially mitigate the impacts of cybersecurity breaches or misuses of Confidential Information, unauthorized access to our networks or systems or exploits against third-party environments, or that we, or our third-party providers, will be able to effectively identify, investigate, and remediate such incidents in a timely manner or at all. We expect to continue to be the target of cyberattacks, given the nature of our business, and we expect the same with respect to our third-party providers. Our inability to protect Confidential Information or to prevent operational disruptions from future cyberattacks may have a material adverse effect on our business, reputation, financial condition, cash flows, and operating results.

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

In connection with the Transactions, we became subject to a number of legal proceedings, including a putative shareholder class action and derivative lawsuit and a putative antitrust class action. For more information, see “– Contingencies and Litigation – Litigation and Regulatory Matters” in Note 11 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements. It is possible that stockholders of T-Mobile and/or Sprint may file additional putative class action lawsuits or shareholder derivative actions against the Company and the legacy T-Mobile board of directors and/or the legacy Sprint board of directors. Among other remedies, these stockholders could seek damages. The outcome of any litigation is uncertain and any such potential lawsuits could result in substantial costs and may be costly and distracting to management.

Additionally, on April 1, 2020, in connection with the closing of the Merger, we assumed the contingencies and litigation matters of Sprint. Those matters include a wide variety of disputes, claims, government agency investigations and enforcement actions and other proceedings. Unfavorable resolution of these matters could require making additional reimbursements and paying additional fines and penalties.

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

As a result of the August 2021 cyberattack, we are subject to numerous lawsuits, including a consolidated class action lawsuits seeking unspecified monetary damages, mass consumer arbitrations, and inquiries by various government agencies, law enforcement and other governmental authorities, and we may be subject to further regulatory inquiries and private litigation. We are cooperating fully with regulators and vigorously defending against the class actions and other lawsuits. On July 22, 2022, we entered into an agreement to settle the consolidated class action lawsuit. On July 26, 2022, we received preliminary approval of the proposed settlement, which remains subject to final court approval. Final court approval of the terms of the settlement is expected as early as January 2023 but could be delayed by appeals or other proceedings. If approved by the court, under the terms of the proposed settlement, we would pay an aggregate of $350 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. We would also commit to an aggregate incremental spend of $150 million for data security and related technology in 2022 and 2023. In connection with the proposed class action settlement and other settlements of separate consumer claims that have been previously completed or are currently pending, we recorded a total pre-tax charge of approximately $400 million in the second quarter of 2022. In light of the inherent uncertainties involved in such matters and based on the information currently available to us, we believe it is reasonably possible that we could incur additional losses associated with these proceedings and inquiries, and we will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Ongoing legal and other costs related to these proceedings and inquiries, as well as any potential future proceedings and inquiries related to the August 2021 cyberattack, may be substantial, and losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries could be significant and have a material adverse impact on our business, reputation, financial condition, cash flows and operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.1*	Term Sheet, dated as of June 15, 2022, by and between the Company and DISH Network Corporation.				X
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (the cover page XBRL tags)

*
Schedules or similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K, and portions of this exhibit that are not material and that the registrant customarily and actually treats as private or confidential have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

July 29, 2022	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)