Form 10-Q
period 2022-09-30
T-Mobile US, Inc.
filed 2022-10-27
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 20, 2022
Common Stock, par value $0.00001 per share	1,244,154,134

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended September 30, 2022

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$6,888	$6,631
Accounts receivable, net of allowance for credit losses of $161 and $146	4,324	4,194
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $624 and $494	5,048	4,748
Inventory	2,247	2,567
Prepaid expenses	711	746
Other current assets	2,209	2,005
Total current assets	21,427	20,891
Property and equipment, net	41,034	39,803
Operating lease right-of-use assets	29,264	26,959
Financing lease right-of-use assets	3,619	3,322
Goodwill	12,234	12,188
Spectrum licenses	95,767	92,606
Other intangible assets, net	3,763	4,733
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $125 and $136	2,514	2,829
Other assets	3,877	3,232
Total assets	$213,499	$206,563
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$11,971	$11,405
Short-term debt	7,398	3,378
Short-term debt to affiliates	—	2,245
Deferred revenue	777	856
Short-term operating lease liabilities	3,367	3,425
Short-term financing lease liabilities	1,239	1,120
Other current liabilities	1,610	1,070
Total current liabilities	26,362	23,499
Long-term debt	64,834	67,076
Long-term debt to affiliates	1,495	1,494
Tower obligations	3,970	2,806
Deferred tax liabilities	10,397	10,216
Operating lease liabilities	30,271	25,818
Financing lease liabilities	1,590	1,455
Other long-term liabilities	4,430	5,097
Total long-term liabilities	116,987	113,962
Commitments and contingencies (Note 14)
Stockholders' equity
Common Stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,256,555,323 and 1,250,751,148 shares issued, 1,250,104,426 and 1,249,213,681 shares outstanding	—	—
Additional paid-in capital	73,797	73,292
Treasury stock, at cost, 6,450,896 and 1,537,468 shares issued	(685)	(13)
Accumulated other comprehensive loss	(1,263)	(1,365)
Accumulated deficit	(1,699)	(2,812)
Total stockholders' equity	70,150	69,102
Total liabilities and stockholders' equity	$213,499	$206,563
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2022	2021	2022	2021
Revenues
Postpaid revenues	$11,548	$10,804	$34,194	$31,599
Prepaid revenues	2,484	2,481	7,408	7,259
Wholesale and other service revenues	1,329	1,437	4,203	4,548
Total service revenues	15,361	14,722	45,805	43,406
Equipment revenues	3,855	4,660	12,679	15,221
Other revenues	261	242	814	706
Total revenues	19,477	19,624	59,298	59,333
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,712	3,538	11,499	10,413
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,982	5,145	16,036	15,740
Selling, general and administrative	5,118	5,212	16,030	14,840
Impairment expense	—	—	477	—
Loss on disposal group held for sale	1,071	—	1,071	—
Depreciation and amortization	3,313	4,145	10,389	12,511
Total operating expenses	18,196	18,040	55,502	53,504
Operating income	1,281	1,584	3,796	5,829
Other expense, net
Interest expense, net	(827)	(836)	(2,542)	(2,521)
Other expense, net	(3)	(60)	(35)	(186)
Total other expense, net	(830)	(896)	(2,577)	(2,707)
Income before income taxes	451	688	1,219	3,122
Income tax benefit (expense)	57	3	(106)	(520)
Net income	$508	$691	$1,113	$2,602

Net income	$508	$691	$1,113	$2,602
Other comprehensive income, net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $13, $12, $39, and $36	39	35	113	103
Unrealized loss on foreign currency translation adjustment, net of tax effect of $0, $0, $(1), and $0	(7)	(3)	(11)	—
Other comprehensive income	32	32	102	103
Total comprehensive income	$540	$723	$1,215	$2,705
Earnings per share
Basic	$0.40	$0.55	$0.89	$2.09
Diluted	$0.40	$0.55	$0.88	$2.07
Weighted-average shares outstanding
Basic	1,253,873,429	1,248,189,719	1,252,783,140	1,246,441,464
Diluted	1,259,210,271	1,253,661,245	1,258,061,478	1,254,391,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Operating activities
Net income	$508	$691	$1,113	$2,602
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,313	4,145	10,389	12,511
Stock-based compensation expense	150	131	445	403
Deferred income tax (benefit) expense	(36)	(27)	73	410
Bad debt expense	239	105	760	259
Losses (gains) from sales of receivables	60	4	168	(26)
Losses on redemption of debt	—	55	—	184
Impairment expense	—	—	477	—
Loss on remeasurement of disposal group held for sale	371	—	371	—
Changes in operating assets and liabilities
Accounts receivable	(1,224)	(454)	(3,781)	(2,197)
Equipment installment plan receivables	(77)	(530)	(801)	(1,825)
Inventories	(7)	41	384	904
Operating lease right-of-use assets	1,113	1,334	4,275	3,730
Other current and long-term assets	(334)	(88)	(450)	(188)
Accounts payable and accrued liabilities	342	111	319	(1,245)
Short- and long-term operating lease liabilities	(700)	(2,046)	(2,218)	(4,411)
Other current and long-term liabilities	550	(87)	587	(351)
Other, net	123	92	334	157
Net cash provided by operating activities	4,391	3,477	12,445	10,917
Investing activities
Purchases of property and equipment, including capitalized interest of $(16), $(46), $(44), and $(187)	(3,634)	(2,944)	(10,587)	(9,397)
Purchases of spectrum licenses and other intangible assets, including deposits	(360)	(407)	(3,319)	(9,337)
Proceeds from sales of tower sites	—	—	—	31
Proceeds related to beneficial interests in securitization transactions	1,308	1,071	3,614	3,099
Acquisition of companies, net of cash and restricted cash acquired	—	(1,886)	(52)	(1,916)
Other, net	131	14	138	46
Net cash used in investing activities	(2,555)	(4,152)	(10,206)	(17,474)
Financing activities
Proceeds from issuance of long-term debt	2,972	1,989	2,972	11,758
Repayments of financing lease obligations	(311)	(266)	(901)	(822)
Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities	—	(76)	—	(167)
Repayments of long-term debt	(132)	(4,600)	(3,145)	(9,969)
Repurchases of common stock	(557)	—	(557)	—
Tax withholdings on share-based awards	(10)	(14)	(225)	(308)
Cash payments for debt prepayment or debt extinguishment costs	—	(45)	—	(116)
Other, net	(35)	(48)	(97)	(139)
Net cash provided by (used in) financing activities	1,927	(3,060)	(1,953)	237
Change in cash and cash equivalents, including restricted cash and cash held for sale	3,763	(3,735)	286	(6,320)
Cash and cash equivalents, including restricted cash and cash held for sale
Beginning of period	3,226	7,878	6,703	10,463
End of period	$6,989	$4,143	$6,989	$4,143
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2022	1,254,010,072	1,564,549	$(16)	$73,552	$(1,295)	$(2,207)	$70,034
Net income	—	—	—	—	—	508	508
Other comprehensive income	—	—	—	—	32	—	32
Stock-based compensation	—	—	—	165	—	—	165
Exercise of stock options	26,614	—	—	1	—	—	1
Stock issued for employee stock purchase plan	802,361	—	—	89	—	—	89
Issuance of vested restricted stock units	219,301	—	—	—	—	—	—
Forfeiture of restricted stock awards	(42)	42	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(67,575)	—	—	(10)	—	—	(10)
Repurchases of common stock	(4,892,315)	4,892,315	(669)	—	—	—	(669)
Transfers with NQDC plan	6,010	(6,010)	—	—	—	—	—
Balance as of September 30, 2022	1,250,104,426	6,450,896	$(685)	$73,797	$(1,263)	$(1,699)	$70,150

Balance as of December 31, 2021	1,249,213,681	1,537,468	$(13)	$73,292	$(1,365)	$(2,812)	$69,102
Net income	—	—	—	—	—	1,113	1,113
Other comprehensive income	—	—	—	—	102	—	102
Stock-based compensation	—	—	—	490	—	—	490
Exercise of stock options	116,817	—	—	5	—	—	5
Stock issued for employee stock purchase plan	2,079,086	—	—	227	—	—	227
Issuance of vested restricted stock units	5,380,712	—	—	—	—	—	—
Forfeiture of restricted stock awards	(42)	42	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,772,442)	—	—	(225)	—	—	(225)
Repurchases of common stock	(4,892,315)	4,892,315	(669)	—	—	—	(669)
Remeasurement of uncertain tax positions	—	—	—	5	—	—	5
Transfers with NQDC plan	(21,071)	21,071	(3)	3	—	—	—
Balance as of September 30, 2022	1,250,104,426	6,450,896	$(685)	$73,797	$(1,263)	$(1,699)	$70,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2021	1,247,920,536	1,557,821	$(14)	$72,919	$(1,510)	$(3,925)	$67,470
Net income	—	—	—	—	—	691	691
Other comprehensive income	—	—	—	—	32	—	32
Stock-based compensation	—	—	—	147	—	—	147
Exercise of stock options	14,578	—	—	1	—	—	1
Stock issued for employee stock purchase plan	917,444	—	—	100	—	—	100
Issuance of vested restricted stock units	256,605	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(92,992)	—	—	(14)	—	—	(14)
Transfers with NQDC plan	18,894	(18,894)	1	(1)	—	—	—
Balance as of September 30, 2021	1,249,035,065	1,538,927	$(13)	$73,152	$(1,478)	$(3,234)	$68,427

Balance as of December 31, 2020	1,241,805,706	1,539,878	$(11)	$72,772	$(1,581)	$(5,836)	$65,344
Net income	—	—	—	—	—	2,602	2,602
Other comprehensive income	—	—	—	—	103	—	103
Stock-based compensation	—	—	—	451	—	—	451
Exercise of stock options	195,618	—	—	10	—	—	10
Stock issued for employee stock purchase plan	2,189,697	—	—	225	—	—	225
Issuance of vested restricted stock units	7,281,702	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(2,438,609)	—	—	(308)	—	—	(308)
Transfers with NQDC plan	951	(951)	(2)	2	—	—	—
Balance as of September 30, 2021	1,249,035,065	1,538,927	$(13)	$73,152	$(1,478)	$(3,234)	$68,427
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

On September 6, 2022, Sprint Communications LLC, a Kansas limited liability company and wholly owned subsidiary of the Company (“Sprint Communications”), Sprint LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, and Cogent Infrastructure, Inc., a Delaware corporation (the “Buyer”) and a wholly owned subsidiary of Cogent Communications Holdings, Inc., entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), pursuant to which the Buyer will acquire the U.S. long-haul fiber network and operations (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Wireline Business”).

The assets and liabilities of the Wireline Business disposal group are classified as held for sale and presented within Other current assets and Other current liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2022. The fair value of the Wireline Business disposal group, less costs to sell, will be reassessed during each reporting period it remains classified as held for sale, and any remeasurement to the lower of carrying amount or fair value less costs to sell will be reported as an adjustment included within Loss on disposal group held for sale on our Condensed Consolidated Statements of Comprehensive Income. Unless otherwise specified, the amounts and information presented in the Notes to the Condensed Consolidated Financial Statements include assets and liabilities that have been reclassified as held for sale as of September 30, 2022.

On September 8, 2022, our Board of Directors authorized a stock repurchase program for up to $14.0 billion of our common stock through September 30, 2023 (the “2022 Stock Repurchase Program”). The cost of repurchased shares, including equity reacquisition costs, is included in Treasury stock on our Condensed Consolidated Balance Sheets. We accrue the cost of repurchased shares, and exclude such shares from the calculation of basic and diluted earnings per share, as of the trade date. We recognize a liability for share repurchases which have not settled and for which cash has not been paid in Other current liabilities on our Condensed Consolidated Balance Sheets. Cash payments to reacquire our shares, including equity reacquisition costs, are included in Repurchases of common stock on our Condensed Consolidated Statements of Cash Flows. See Note 9 - Repurchases of Common Stock for more information about our 2022 Stock Repurchase Program.

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

Accounting Pronouncements Adopted During the Current Year

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” and has since modified the standard with ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (together, the “reference rate reform standard”). The reference rate reform standard provides temporary optional expedients and allows for certain exceptions

Index for Notes to the Condensed Consolidated Financial Statements
to applying existing GAAP for contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The reference rate reform standard is available for adoption through December 31, 2022, and the optional expedients for contract modifications must be elected for all arrangements within a given Accounting Standards Codification (“ASC”) Topic or Industry Subtopic. As of January 1, 2022, we have elected to apply the practical expedients provided by the reference rate reform standard for all ASC Topics and Industry Subtopics related to eligible contract modifications as they occur. This election did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2022, and the impact of applying the election to future eligible contract modifications that occur through December 31, 2022, is also not expected to be material.

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

Accounting Pronouncements Not Yet Adopted

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The standard eliminates the accounting guidance within ASC 310-40 for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The standard will become effective for us beginning January 1, 2023, and will be applied prospectively, with an option for modified retrospective application for provisions related to recognition and measurement of troubled debt restructurings. Early adoption is permitted for us at any time. We are currently evaluating the impact of the standard on our future consolidated financial statements.

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

Accounts Receivable Portfolio Segment

Accounts receivable balances are predominately comprised of amounts currently due from customers (e.g., for wireless services and monthly device lease payments), device insurance administrators, wholesale partners, non-consolidated affiliates, other carriers and third-party retail channels.

We estimate credit losses associated with our accounts receivable portfolio segment using an expected credit loss model, which utilizes an aging schedule methodology based on historical information and adjusted for asset-specific considerations, current economic conditions and reasonable and supportable forecasts.

Index for Notes to the Condensed Consolidated Financial Statements
Our approach considers a number of factors, including our overall historical credit losses, net of recoveries, and payment experience, as well as current collection trends such as write-off frequency and severity. We also consider other qualitative factors such as current and forecasted macroeconomic conditions.

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

To determine a customer’s credit profile and assist in determining their credit class, we use a proprietary credit scoring model that measures the credit quality of a customer using several factors, such as credit bureau information, consumer credit risk scores and service and device plan characteristics. EIP receivables had a combined weighted-average effective interest rate of 6.9% and 5.6% as of September 30, 2022, and December 31, 2021, respectively.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	September 30, 2022	December 31, 2021
EIP receivables, gross	$8,311	$8,207
Unamortized imputed discount	(416)	(378)
EIP receivables, net of unamortized imputed discount	7,895	7,829
Allowance for credit losses	(333)	(252)
EIP receivables, net of allowance for credit losses and imputed discount	$7,562	$7,577
Classified on our condensed consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$5,048	$4,748
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,514	2,829
EIP receivables, net of allowance for credit losses and imputed discount	$7,562	$7,577

Many of our loss estimation techniques rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of September 30, 2022:

	Originated in 2022		Originated in 2021		Originated prior to 2021		Total EIP Receivables, net of unamortized imputed discounts
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Grand total
Current - 30 days past due	$2,767	$1,893	$1,744	$1,001	$229	$96	$4,740	$2,990	$7,730
31 - 60 days past due	18	28	12	19	2	2	32	49	81
61 - 90 days past due	7	14	6	10	1	1	14	25	39
More than 90 days past due	7	14	6	13	2	3	15	30	45
EIP receivables, net of unamortized imputed discount	$2,799	$1,949	$1,768	$1,043	$234	$102	$4,801	$3,094	$7,895

We estimate credit losses on our EIP receivables segment by applying an expected credit loss model, which relies on historical loss data adjusted for current conditions to calculate default probabilities or an estimate for the frequency of customer default.

Index for Notes to the Condensed Consolidated Financial Statements
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

Activity for the nine months ended September 30, 2022 and 2021, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	September 30, 2022			September 30, 2021
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$146	$630	$776	$194	$605	$799
Bad debt expense	305	455	760	127	132	259
Write-offs, net of recoveries	(290)	(375)	(665)	(192)	(164)	(356)
Change in imputed discount on short-term and long-term EIP receivables	N/A	146	146	N/A	109	109
Impact on the imputed discount from sales of EIP receivables	N/A	(107)	(107)	N/A	(104)	(104)
Allowance for credit losses and imputed discount, end of period	$161	$749	$910	$129	$578	$707

Credit loss activity has increased during 2022, as activity normalizes relative to muted Pandemic levels and other macroeconomic trends contribute to adverse scenarios and present additional uncertainty due to, for example, the potential effects associated with higher inflation, rising interest rates and changes in the Federal Reserve’s monetary policy, as well as geopolitical risks, including the war in Ukraine.

Off-Balance-Sheet Credit Exposures

We do not have material, unmitigated off-balance-sheet credit exposures as of September 30, 2022. In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets included on our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 3 – Sales of Certain Receivables for further information.

Note 3 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

As of both September 30, 2022, and December 31, 2021, the EIP sale arrangement provided funding of $1.3 billion.

In connection with this EIP sale arrangement, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity (the “EIP BRE”). We consolidate the EIP BRE under the VIE model.

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, included on our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	September 30, 2022	December 31, 2021
Other current assets	$348	$424
Other assets	118	125

Index for Notes to the Condensed Consolidated Financial Statements
Sales of Service Accounts Receivable

The maximum funding commitment of the service receivable sale arrangement is $950 million and the facility expires in February 2023. As of both September 30, 2022, and December 31, 2021, the service receivable sale arrangement provided funding of $775 million.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included on our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	September 30, 2022	December 31, 2021
Other current assets	$217	$231
Other current liabilities	392	348

Sales of Receivables

The following table summarizes the impact of the sale of certain service accounts receivable and EIP receivables on our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2022	December 31, 2021
Derecognized net service accounts receivable and EIP receivables	$2,411	$2,492
Other current assets	565	655
of which, deferred purchase price	563	654
Other long-term assets	118	125
of which, deferred purchase price	118	125
Other current liabilities	392	348
Net cash proceeds since inception	1,723	1,754
Of which:
Change in net cash proceeds during the year-to-date period	(31)	39
Net cash proceeds funded by reinvested collections	1,754	1,715

At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense on our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including customer default rates. As of September 30, 2022, and December 31, 2021, our deferred purchase price related to the sales of service receivables and EIP receivables was $681 million and $779 million, respectively.

We recognized losses from sales of receivables, including changes in fair value of the deferred purchase price, of $60 million and $4 million for the three months ended September 30, 2022 and 2021, respectively, and a loss of $168 million and a gain of $26 million for the nine months ended September 30, 2022 and 2021, respectively, in Selling, general and administrative expense on our Condensed Consolidated Statements of Comprehensive Income.

Continuing Involvement

Pursuant to the sale arrangements described above, we have continuing involvement with the service accounts receivable and EIP receivables we sell as we service the receivables, are required to repurchase certain receivables, including ineligible receivables, aged receivables and receivables where a write-off is imminent, and may be responsible for absorbing credit losses through reduced collections on our deferred purchase price assets. We continue to service the customers and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections on sold receivables may be reinvested in new receivable sales. At the direction of the purchasers of the sold receivables, we apply the same policies and procedures while servicing the sold receivables as we apply to our owned receivables, and we continue to maintain normal relationships with our customers.

Index for Notes to the Condensed Consolidated Financial Statements
Note 4 – Spectrum License Transactions

The following table summarizes our spectrum license activity for the nine months ended September 30, 2022:

(in millions)	2022
Spectrum licenses, beginning of year	$92,606
Spectrum license acquisitions	3,148
Spectrum licenses transferred to held for sale	(16)
Costs to clear spectrum	29
Spectrum licenses, end of period	$95,767

Spectrum Transactions

In January 2022, the FCC announced that we were the winning bidder of 199 licenses in Auction 110 (mid-band spectrum) for an aggregate purchase price of $2.9 billion. At inception of Auction 110 in September 2021, we deposited $100 million. We paid the FCC the remaining $2.8 billion for the licenses won in the auction in February 2022. On May 4, 2022, the FCC issued us the licenses won in Auction 110. The licenses are included in Spectrum licenses on our Condensed Consolidated Balance Sheets as of September 30, 2022.

In September 2022, the FCC announced that we were the winning bidder of 7,156 licenses in Auction 108 (2.5 GHz) for an aggregate price of $304 million. At inception of Auction 108 in June 2022, we deposited $65 million. We paid the FCC the remaining $239 million for the licenses won in the auction in September 2022. The aggregate cash payments made to the FCC are included in Other assets on our Condensed Consolidated Balance Sheets as of September 30, 2022, and will remain there until the corresponding licenses are received. The timing of when the licenses will be issued will be determined by the FCC after all post-auction procedures have been completed.

Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits, on our Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2022.

License Purchase Agreements

DISH Network Corporation

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

Channel 51 License Co LLC and LB License Co, LLC

On August 8, 2022, we, Channel 51 License Co LLC and LB License Co, LLC (together with Channel 51 License Co LLC, the “Sellers”) entered into License Purchase Agreements pursuant to which we will acquire spectrum in the 600 MHz band from the Sellers in exchange for total cash consideration of $3.5 billion. The licenses will be acquired without any associated networks, but are currently being utilized through exclusive leasing arrangements with the Sellers.

The parties have agreed that closing will occur within 180 days after the receipt of required regulatory approvals, and payment of the $3.5 billion purchase price will occur no later than 40 days after the date of such closing. We anticipate the transactions will close in mid- to late-2023.

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

Derivative Financial Instruments

Periodically, we use derivatives to manage exposure to market risk, such as interest rate risk. We designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow hedge) to help minimize significant, unplanned fluctuations in cash flows caused by interest rate volatility. We do not use derivatives for trading or speculative purposes. Cash flows associated with qualifying hedge derivative instruments are presented in the same category on our Condensed Consolidated Statements of Cash Flows as the item being hedged. We did not have any significant derivative instruments outstanding as of September 30, 2022, and December 31, 2021.

Interest Rate Lock Derivatives

In April 2020, we terminated our interest rate lock derivatives entered into in October 2018.

Aggregate changes in the fair value of the interest rate lock derivatives, net of tax and amortization, of $1.3 billion and $1.5 billion are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021, respectively.

For the three months ended September 30, 2022 and 2021, $51 million and $47 million, respectively, and for the nine months ended September 30, 2022 and 2021, $151 million and $140 million, respectively, were amortized from Accumulated other comprehensive loss into Interest expense, net, on our Condensed Consolidated Statements of Comprehensive Income. We expect to amortize $215 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending September 30, 2023.

Deferred Purchase Price Assets

In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. See Note 3 – Sales of Certain Receivables for further information.

The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included on our Condensed Consolidated Balance Sheets, were $681 million and $779 million as of September 30, 2022, and December 31, 2021, respectively. Fair value was equal to the carrying amount at September 30, 2022, and December 31, 2021.

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates. The fair value estimates were based on information available as of September 30, 2022, and December 31, 2021. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Index for Notes to the Condensed Consolidated Financial Statements
The carrying amounts and fair values of our short-term and long-term debt included on our Condensed Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	September 30, 2022		December 31, 2021
(in millions)		Carrying Amount (1)	Fair Value (1)	Carrying Amount (1)	Fair Value (1)
Liabilities:
Senior Notes to third parties (2)	1	$68,946	$59,904	$30,309	$32,093
Senior Notes to affiliates	2	1,495	1,412	3,739	3,844
Senior Secured Notes to third parties (2)	1	3,255	3,095	40,098	42,393
(1)     Excludes $31 million and $47 million as of September 30, 2022, and December 31, 2021, respectively, in other financial liabilities as the carrying values approximate fair value primarily due to the short-term maturities of these instruments.
(2)     Following the achievement of an investment grade issuer rating from each of the three main credit rating agencies and entry into an amendment to our Credit Agreement, the Senior Secured Notes, other than our Spectrum-Backed Notes, are no longer secured by any of our present or future assets and have been reclassified to Senior Notes to third parties as of September 30, 2022, within the table above. See Note 6 – Debt for additional information.

Note 6 – Debt

The following table sets forth the debt balances and activity as of and for the nine months ended September 30, 2022:

(in millions)	December 31, 2021	Proceeds from Issuances and Borrowings (1)	Note Redemptions (1)	Repayments	Reclassifications (1)	Other (2)	September 30, 2022
Short-term debt	$3,378	$—	$(500)	$(395)	$4,967	$(52)	$7,398
Long-term debt	67,076	2,969	—	—	(4,967)	(244)	64,834
Total debt to third parties	70,454	2,969	(500)	(395)	—	(296)	72,232
Short-term debt to affiliates	2,245	—	(2,250)	—	—	5	—
Long-term debt to affiliates	1,494	—	—	—	—	1	1,495
Total debt	$74,193	$2,969	$(2,750)	$(395)	$—	$(290)	$73,727
(1)Issuances and borrowings, note redemptions and reclassifications are recorded net of related issuance costs, discounts and premiums.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 3.8% and 4.0% for the three months ended September 30, 2022 and 2021, respectively, and 3.9% and 4.1% for the nine months ended September 30, 2022 and 2021, respectively, on weighted-average debt outstanding of $71.6 billion and $74.5 billion for the three months ended September 30, 2022 and 2021, respectively, and on weighted-average debt outstanding of $72.4 billion and $74.4 billion for the nine months ended September 30, 2022 and 2021, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Issuances and Borrowings

During the nine months ended September 30, 2022, we issued the following Senior Notes:

(in millions)	Principal Issuances	Premiums/Discounts and Issuance Costs	Net Proceeds from Issuance of Long-Term Debt	Issue Date
5.200% Senior Notes due 2033	$1,250	$(8)	$1,242	September 15, 2022
5.650% Senior Notes due 2053	1,000	(11)	989	September 15, 2022
5.800% Senior Notes due 2062	750	(12)	738	September 15, 2022
Total of Senior Notes issued	$3,000	$(31)	$2,969

Senior Secured Notes

Following the achievement of an investment grade issuer rating from each of the three main credit rating agencies, on August 22, 2022, we entered into an amendment (“Credit Agreement Amendment”) to our Credit Agreement, dated April 1, 2020. Upon effectiveness of the Credit Agreement Amendment, the liens securing the Senior Secured Notes were automatically released, and our obligations under the Senior Secured Notes (hereafter, “Senior Notes”), other than our Spectrum-Backed notes, are no longer secured by any of our present or future assets.

Index for Notes to the Condensed Consolidated Financial Statements

Note Redemptions and Repayments

During the nine months ended September 30, 2022, we made the following note redemptions and repayments:

(in millions)	Principal Amount	Redemption or Repayment Date	Redemption Price
4.000% Senior Notes due 2022	$500	March 16, 2022	100.000%
4.000% Senior Notes to affiliates due 2022	1,000	March 16, 2022	100.000%
5.375% Senior Notes to affiliates due 2022	1,250	April 15, 2022	N/A
Total Redemptions	$2,750

4.738% Secured Series 2018-1 A-1 Notes due 2025	$394	Various	N/A
Other debt	1	Various	N/A
Total Repayments	$395

Asset-backed Notes

Subsequent to September 30, 2022, on October 12, 2022, we issued $750 million of 4.910% Class A senior asset-backed notes (“ABS Notes”) to third-party investors in a private placement transaction. Our ABS Notes are secured by $1.0 billion of gross EIP receivables and future collections on such receivables.

In connection with issuing the ABS Notes, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity (the “ABS BRE”), and a trust (the “ABS Trust” and together with the ABS BRE, the “ABS Entities”), in which the ABS BRE holds a residual interest. We will include the balances and results of operations of the ABS Entities in our consolidated financial statements. The ABS BRE’s residual interest in the ABS Trust represents the rights to all funds not needed to make required payments on the ABS Notes and other related payments and expenses.

Under the terms of the ABS Notes, our wholly owned subsidiary, T-Mobile Financial LLC (“FinCo”), and certain of our other wholly owned subsidiaries (collectively, the “Originators”) transfer EIP receivables to the ABS BRE, which in turn transfers such receivables to the ABS Trust, which issued the ABS Notes. The Class A senior ABS Notes have an expected weighted average life of approximately 2.5 years. Under the terms of the transaction, there is a two-year revolving period during which we may transfer additional receivables to the ABS Entities as collections on the receivables are received. The third-party investors in the Class A senior ABS Notes have legal recourse only to the assets of the ABS Issuer securing the ABS Notes and do not have any recourse to T-Mobile with respect to the payment of principal and interest. The receivables transferred to the ABS Issuer will only be available for payment of the ABS Notes and other obligations arising from the transaction and will not be available to pay any obligations or claims of T-Mobile’s creditors.

Under a parent support agreement, T-Mobile has agreed to guarantee the performance of the obligations of FinCo, which will continue to service the receivables, and the other T-Mobile entities participating in the transaction to the ABS Issuer. However, T-Mobile does not guarantee any principal or interest on the ABS Notes or any payments on the underlying EIP receivables.

Net proceeds of $748 million from our ABS Notes will be reflected in Proceeds from issuance of long-term debt in our Consolidated Statements of Cash Flows in the three months ending December 31, 2022. The ABS Notes issued and the assets securing this debt will be included on our Consolidated Balance Sheets.

The expected maturities of our ABS Notes are as follows:

	Expected Maturities
(in millions)	2024	2025
Class A Senior ABS Notes	$198	$552

Credit Facilities

Subsequent to September 30, 2022, on October 17, 2022, T-Mobile USA, Inc., our wholly owned subsidiary, and certain of its affiliates, as guarantors, entered into an Amended and Restated Credit Agreement (the “October 2022 Credit Agreement”) with certain financial institutions named therein. The October 2022 Credit Agreement amends and restates in its entirety the Credit Agreement originally dated April 1, 2020, and provides for a $7.5 billion revolving credit facility, including a letter of credit sub-facility of up to $1.5 billion, and a swingline loan sub-facility of up to $500 million. Commitments under the October 2022

Index for Notes to the Condensed Consolidated Financial Statements
Credit Agreement will mature on October 17, 2027, except as otherwise extended or replaced. Borrowings under the October 2022 Credit Agreement will bear interest based upon the applicable benchmark rate, depending on the type of loan and, in some cases, at our election, plus a margin. The October 2022 Credit Agreement contains customary representations, warranties and covenants, including a financial maintenance covenant of 4.5x with respect to T-Mobile USA, Inc.’s Leverage Ratio (as defined therein) commencing with the period ending December 31, 2022.

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

We determined the SPEs containing the CCI Lease Sites (“Lease Site SPEs”) are VIEs as they lack sufficient equity to finance their activities. We have a variable interest in the Lease Site SPEs but are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the Lease Site SPEs’ economic performance. These activities include managing tenants and underlying ground leases, performing repair and maintenance on the towers, the obligation to absorb expected losses and the right to receive the expected future residual returns from the purchase option to acquire the CCI Lease Sites. As we determined that we are not the primary beneficiary and do not have a controlling financial interest in the Lease Site SPEs, the Lease Site SPEs are not included on our condensed consolidated financial statements.

However, we also considered if this arrangement resulted in the sale of the CCI Lease Sites for which we would derecognize the tower assets. By assessing whether control had transferred, we concluded that transfer of control criteria, as discussed in the revenue standard, were not met. Accordingly, we recorded this arrangement as a financing whereby we recorded debt, a financial obligation, and the CCI Lease Sites tower assets remained on our Condensed Consolidated Balance Sheets. We recorded long-term financial obligations in the amount of the net proceeds received and recognize interest on the tower obligations. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by us to CCI and through net cash flows generated and retained by CCI from operation of the tower sites.

Acquired CCI Tower Lease Arrangements

Prior to our merger (the “Merger”) with Sprint Corporation (“Sprint”) in April 2020, Sprint entered into a lease-out and leaseback arrangement with Global Signal Inc., a third party that was subsequently acquired by CCI, that conveyed to CCI the exclusive right to manage and operate approximately 6,400 tower sites (“Master Lease Sites”) via a master prepaid lease. These agreements were assumed upon the close of the Merger, at which point the remaining term of the lease-out was approximately 17 years with no renewal options. CCI has a fixed price purchase option for all (but not less than all) of the leased or subleased sites for approximately $2.3 billion, exercisable one year prior to the expiration of the agreement and ending 120 days prior to the expiration of the agreement. We lease back a portion of the space at certain tower sites.

We considered if this arrangement resulted in the sale of the Master Lease Sites for which we would derecognize the tower assets. By assessing whether control had transferred, we concluded that transfer of control criteria, as discussed in the revenue standard, were not met. Accordingly, we recorded this arrangement as a financing whereby we recorded debt, a financial obligation, and the Master Lease Sites tower assets remained on our Condensed Consolidated Balance Sheets.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

The following table summarizes the balances associated with both of the tower arrangements on our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2022	December 31, 2021
Property and equipment, net	$2,421	$2,548
Tower obligations	3,970	2,806
Other long-term liabilities	554	1,712

Future minimum payments related to the tower obligations are approximately $421 million for the 12-month period ending September 30, 2023, $826 million in total for both of the 12-month periods ending September 30, 2024 and 2025, $783 million in total for both of the 12-month periods ending September 30, 2026 and 2027, and $4.6 billion in total thereafter.

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

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Postpaid service revenues
Postpaid phone revenues	$10,481	$9,952	$31,119	$29,102
Postpaid other revenues	1,067	852	3,075	2,497
Total postpaid service revenues	$11,548	$10,804	$34,194	$31,599

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

Index for Notes to the Condensed Consolidated Financial Statements
Equipment revenues from the lease of mobile communication devices were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Equipment revenues from the lease of mobile communication devices	$311	$770	$1,184	$2,725

We provide wireline communication services to domestic and international customers. Wireline service revenues were $144 million and $179 million for the three months ended September 30, 2022 and 2021, respectively, and $433 million and $563 million for the nine months ended September 30, 2022 and 2021, respectively. Wireline service revenues are presented in Wholesale and other service revenues on our Condensed Consolidated Statements of Comprehensive Income. In September 2022, we entered into an agreement for the sale of the Wireline Business. See Note 10 – Wireline for additional information.

Contract Balances

The contract asset and contract liability balances from contracts with customers as of September 30, 2022, and December 31, 2021, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2021	$286	$763
Balance as of September 30, 2022	286	739
Change	$—	$(24)

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

Contract asset balances were impacted by customer activity related to new promotions, offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of approximately $222 million and $219 million as of September 30, 2022, and December 31, 2021, respectively, was included in Other current assets on our Condensed Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers. Contract liabilities are primarily included in Deferred revenue on our Condensed Consolidated Balance Sheets.

Revenues for the three and nine months ended September 30, 2022 and 2021, include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Amounts included in the beginning of year contract liability balance	$17	$29	$702	$753

Remaining Performance Obligations

As of September 30, 2022, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $602 million. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of September 30, 2022, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $534 million, $2.3 billion and $5.1 billion for 2022, 2023, and 2024 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to eight years.

Index for Notes to the Condensed Consolidated Financial Statements

Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $1.8 billion and $1.5 billion as of September 30, 2022, and December 31, 2021, respectively, and is included in Other assets on our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income were $375 million and $277 million for the three months ended September 30, 2022 and 2021, respectively, and $1.1 billion and $789 million for the nine months ended September 30, 2022 and 2021, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and nine months ended September 30, 2022 and 2021.

Note 9 – Repurchases of Common Stock

2022 Stock Repurchase Program

On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023. Under the 2022 Stock Repurchase Program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, 10b5-1 plans, privately negotiated transactions or other methods, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of repurchases will depend on prevailing stock prices, general economic and market conditions, and other considerations and may include up to $3.0 billion of our common stock in 2022. The 2022 Stock Repurchase Program does not obligate us to acquire any particular amount of common stock, and the 2022 Stock Repurchase Program may be suspended or discontinued at any time at our discretion. Repurchased shares will be held as Treasury stock on our Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2022, we repurchased 4,892,315 shares of our common stock at an average price per share of $136.65 for a total purchase price of $669 million, all of which were purchased under the 2022 Stock Repurchase program and occurred during the period from September 8, 2022, through September 30, 2022. As of September 30, 2022, we had up to approximately $13.3 billion remaining under the 2022 Stock Repurchase Program, of which up to approximately $2.3 billion was available for the remainder of 2022.

Subsequent to September 30, 2022, from October 1, 2022, through October 20, 2022, we repurchased 5,964,813 shares of our common stock at an average price per share of $136.57 for a total purchase price of $815 million. As of October 20, 2022, we had up to approximately $12.5 billion remaining under the 2022 Stock Repurchase Program, of which up to approximately $1.5 billion was available for the remainder of 2022.

Note 10 – Wireline

Sale of the Wireline Business

On September 6, 2022, two of our wholly owned subsidiaries, Sprint Communications and Sprint LLC, and Cogent Infrastructure, Inc., entered into the Purchase Agreement, pursuant to which the Buyer will acquire the Wireline Business. The Purchase Agreement provides that, upon the terms and conditions set forth therein, the Buyer will purchase all of the issued and outstanding membership interests (the “Purchased Interests”) of a Delaware limited liability company that holds certain assets and liabilities relating to the Wireline Business (such transactions contemplated by the Purchase Agreement are collectively referred to as the “Wireline Transaction”).

The parties have agreed to a $1 purchase price in consideration for the Purchased Interests, subject to customary adjustments set forth in the Purchase Agreement. In addition, at the consummation of the Wireline Transaction (the “Closing”), a T-Mobile affiliate will enter into a commercial agreement for IP transit services, pursuant to which T-Mobile will pay to the Buyer an aggregate of $700 million, consisting of (i) $350 million in equal monthly installments during the first year after the Closing and (ii) $350 million in equal monthly installments over the subsequent 42 months. The Closing is subject to customary closing conditions, including the receipt of certain required regulatory approvals and consents. Subject to the satisfaction or waiver of certain conditions and other terms and conditions of the Purchase Agreement, the Wireline Transaction is expected to close in the second half of 2023.

Index for Notes to the Condensed Consolidated Financial Statements

As a result of the Purchase Agreement and related anticipated Wireline Transaction, we concluded that the Wireline Business met the held for sale criteria upon entering into the Purchase Agreement. As such, the assets and liabilities of the Wireline Business disposal group are classified as held for sale and presented within Other current assets and Other current liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2022.

The components of assets and liabilities held for sale presented within Other current assets and Other current liabilities, respectively, on our Condensed Consolidated Balance Sheets as of September 30, 2022, were as follows:

(in millions)	September 30, 2022
Assets
Cash and cash equivalents	$28
Accounts receivable, net	38
Prepaid expenses	5
Other current assets	4
Property and equipment, net	503
Operating lease right-of-use assets	120
Other intangible assets, net	7
Other assets	7
Remeasurement of disposal group held for sale to fair value less costs to sell (1)	(371)
Assets held for sale	$341
Liabilities
Accounts payable and accrued liabilities	$63
Deferred revenue	4
Short-term operating lease liabilities	60
Operating lease liabilities	259
Other long-term liabilities	40
Liabilities held for sale	426
Liabilities held for sale, net	$(85)
(1)     Excludes amounts related to the establishment of liabilities for contractual and other payments associated with the Wireline Transaction, including the $700 million of fees payable for IP transit services discounted to present value and other payments to the Buyer anticipated in connection with the Wireline Transaction.

In connection with the expected sale of the Wireline Business and classification of related assets and liabilities as held for sale, we recognized a pre-tax loss of $1.1 billion during the three months ended September 30, 2022, which is included within Loss on disposal group held for sale on our Condensed Consolidated Statements of Comprehensive Income.

The components of the Loss on disposal group held for sale on our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022, were as follows:

in millions	Three and Nine Months Ended September 30, 2022
Write-down of Wireline Business net assets	$295
Accrual of estimated costs to sell	76
Recognition of liability for IP transit services agreement (1)	641
Recognition of other obligations to Buyer to be paid at or after Closing	59
Loss on disposal group held for sale	$1,071
(1)     We will continue to recognize accretion expense through the expiration of the agreement which will be included in Interest expense, net separate from the Loss on disposal group held for sale on our Condensed Consolidated Statements of Comprehensive Income.

The present value of the liability for fees payable for IP transit services has been recognized as a component of Loss on disposal group held for sale as we have not currently identified any path to utilize such services in our continuing operations and have committed to execute the agreement as a closing condition for the Wireline Transaction. We will continue to evaluate potential uses on an ongoing basis over the life of the agreement. Approximately $29 million and $613 million of this liability, including accrued interest, is presented within Other current liabilities and Other long-term liabilities, respectively, on our Condensed Consolidated Balance Sheets as of September 30, 2022, in accordance with the expected timing of the related payments. Approximately $24 million and $35 million for contractual and other payments associated with the Transaction are presented

Index for Notes to the Condensed Consolidated Financial Statements
within Other current liabilities and Other long-term liabilities, respectively, on our Condensed Consolidated Balance Sheets as of September 30, 2022, in accordance with the expected timing of the related payments.

We do not consider the sale of the Wireline Business to be a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore it does not qualify for reporting as a discontinued operation.

Other Wireline Asset Sales

Separate from the Wireline Transaction, we sold certain IP addresses held by the Wireline Business to other third parties during the three months ended September 30, 2022, for which we recognized a gain on disposal of $121 million, which is included as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

Wireline Impairment

We provide wireline communication services to domestic and international customers via the legacy Sprint Wireline U.S. long-haul fiber network (including non-U.S. extensions thereof) acquired through the Merger. The legacy Sprint Wireline network is primarily comprised of owned property and equipment, including land, buildings, communication systems and data processing equipment, fiber optic cable and operating lease right-of-use assets. Previously, the operation of the legacy Sprint CDMA and LTE wireless networks was supported by the legacy Sprint Wireline network. During the second quarter of 2022, we retired the legacy Sprint CDMA network and began the orderly shut-down of the LTE network.

We assess long-lived assets for impairment when events or circumstances indicate that they might be impaired. During the second quarter of 2022, we determined that the retirement of the legacy Sprint CDMA and LTE wireless networks triggered the need to assess the Wireline long-lived assets for impairment, as these assets no longer support our wireless network and the associated customers and cash flows in a significant manner. In evaluating whether the Wireline long-lived assets were impaired, we estimated the fair value of these assets using a combination of the cost, income and market approaches, including market participant assumptions. The fair value measurement of the Wireline assets was estimated using significant inputs not observable in the market (Level 3).

The results of this assessment indicated that certain Wireline long-lived assets were impaired, and as a result, we recorded non-cash impairment expense of $477 million during the nine months ended September 30, 2022, all of which relates to the impairment recognized during the three months ended June 30, 2022, of which $258 million is related to Wireline Property and equipment, $212 million is related to Operating lease right-of-use assets and $7 million is related to Other intangible assets. In measuring and allocating the impairment expense to individual Wireline long-lived assets, we did not impair the long-lived assets below their individual fair values. The expense is included within Impairment expense in our Condensed Consolidated Statements of Comprehensive Income. There was no impairment expense recognized for the three and nine months ended September 30, 2021.

Note 11 – Income Taxes

Within our Condensed Consolidated Statements of Comprehensive Income, we recorded an Income tax benefit of $57 million and $3 million for the three months ended September 30, 2022 and 2021, respectively, and Income tax expense of $106 million and $520 million for the nine months ended September 30, 2022 and 2021, respectively.

The increase in Income tax benefit for the three months ended September 30, 2022, was primarily from tax benefits associated with internal restructuring and lower income before income taxes, partially offset by tax benefits recognized in the three months ended September 30, 2021, associated with legal entity reorganization related to historical Sprint entities, including a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions that did not impact the three months ended September 30, 2022.

The decrease in Income tax expense for the nine months ended September 30, 2022, was primarily from lower income before income taxes and tax benefits associated with internal restructuring, partially offset by tax benefits recognized in the nine months ended September 30, 2021, associated with legal entity reorganization related to historical Sprint entities, including a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions, that did not impact the nine months ended September 30, 2022, and a decrease in excess tax benefits related to the vesting of restricted stock awards.

The effective tax rate was (12.4)% and (0.3)% for the three months ended September 30, 2022 and 2021, respectively, and 8.7% and 16.7% for the nine months ended September 30, 2022 and 2021, respectively.

Index for Notes to the Condensed Consolidated Financial Statements

Note 12 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2022	2021	2022	2021
Net income	$508	$691	$1,113	$2,602

Weighted-average shares outstanding – basic	1,253,873,429	1,248,189,719	1,252,783,140	1,246,441,464
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	5,336,842	5,471,526	5,278,338	7,950,323
Weighted-average shares outstanding – diluted	1,259,210,271	1,253,661,245	1,258,061,478	1,254,391,787

Earnings per share – basic	$0.40	$0.55	$0.89	$2.09
Earnings per share – diluted	0.40	0.55	0.88	2.07

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	50,004	127,732	79,122	87,968
SoftBank contingent consideration (1)	48,751,557	48,751,557	48,751,557	48,751,557
(1)     Represents the weighted-average SoftBank Specified Shares that are contingently issuable from the acquisition date of April 1, 2020, pursuant to a letter agreement dated February 20, 2020, between T-Mobile, SoftBank and Deutsche Telekom AG (“DT”).

As of September 30, 2022, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of September 30, 2022 and 2021. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

The SoftBank Specified Shares Amount of 48,751,557 shares of T-Mobile common stock was determined to be contingent consideration for the Merger and is not dilutive until the defined volume-weighted average price per share is reached.

Note 13 – Leases

Lessee

We are a lessee for non-cancelable operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities with contractual terms that generally extend through 2035. Additionally, we lease dark fiber through non-cancelable operating leases with contractual terms that generally extend through 2040. The majority of cell site leases have a non-cancelable term of five to 15 years with several renewal options that can extend the lease term for five to 50 years. In addition, we have financing leases for network equipment that generally have a non-cancelable lease term of three to five years. The financing leases do not have renewal options and contain a bargain purchase option at the end of the lease.

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

Index for Notes to the Condensed Consolidated Financial Statements
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Operating lease expense	$1,498	$1,546	$5,231	$4,470
Financing lease expense:
Amortization of right-of-use assets	188	205	567	553
Interest on lease liabilities	18	15	49	51
Total financing lease expense	206	220	616	604
Variable lease expense	114	113	363	298
Total lease expense	$1,818	$1,879	$6,210	$5,372

As of September 30, 2022, the weighted-average remaining lease term and discount rate for operating leases were 10 years and 4.0%, respectively.

Maturities of lease liabilities as of September 30, 2022, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending September 30,
2023	$4,679	$1,286
2024	4,472	999
2025	4,000	544
2026	3,652	54
2027	3,349	23
Thereafter	22,091	14
Total lease payments	42,243	2,920
Less: imputed interest	8,286	91
Total	$33,957	$2,829

Interest payments for financing leases were $18 million and $15 million for the three months ended September 30, 2022 and 2021, respectively, and $49 million and $51 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, we have additional operating leases for commercial properties that have not yet commenced with future lease payments of approximately $253 million.

Note 14 – Commitments and Contingencies

Purchase Commitments

We have commitments for non-dedicated transportation lines with varying expiration terms that generally extend through 2038. In addition, we have commitments to purchase wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2043.

Our purchase commitments are approximately $4.8 billion for the 12-month period ending September 30, 2023, $5.0 billion in total for both of the 12-month periods ending September 30, 2024 and 2025, $2.7 billion in total for both of the 12-month periods ending September 30, 2026 and 2027, and $2.9 billion in total thereafter. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

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

Index for Notes to the Condensed Consolidated Financial Statements
Our spectrum lease and service credit commitments, including renewal periods, are approximately $312 million for the 12-month period ending September 30, 2023, $585 million in total for both of the 12-month periods ending September 30, 2024 and 2025, $616 million in total for both of the 12-month periods ending September 30, 2026 and 2027, and $4.6 billion in total thereafter.

In August 2022, we entered into an agreement for the purchase of certain spectrum licenses currently subject to lease agreements. The agreement remains subject to regulatory approval and the purchase price of $3.5 billion is excluded from our reported purchase commitments above. See Note 4 – Spectrum License Transactions for additional details.

Contingencies and Litigation

Litigation and Regulatory Matters

We are involved in various lawsuits and disputes, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation and Regulatory Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce FCC or other government agency rules and regulations. Those Litigation and Regulatory Matters are at various stages, and some of them may proceed to trial, arbitration, hearing, or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate. The accruals are reflected on our condensed consolidated financial statements, but they are not considered to be, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including, but not limited to, uncertainty concerning legal theories and their resolution by courts or regulators, uncertain damage theories and demands, and a less than fully developed factual record. For Litigation and Regulatory Matters that may result in a contingent gain, we recognize such gains on our condensed consolidated financial statements when the gain is realized or realizable. We recognize legal costs expected to be incurred in connection with Litigation and Regulatory Matters as they are incurred. Except as otherwise specified below, we do not expect that the ultimate resolution of these Litigation and Regulatory Matters, individually or in the aggregate, will have a material adverse effect on our financial position, but we note that an unfavorable outcome of some or all of the specific matters identified below could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. In the first quarter of 2020, we recorded an accrual for an estimated payment amount. We maintained the accrual as of September 30, 2022, and that accrual was included in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

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

Index for Notes to the Condensed Consolidated Financial Statements
Combination Agreement, and to SoftBank’s monetization of its T-Mobile shares. We are also named as a nominal defendant in the case. We are unable to predict the potential outcome of these claims. We intend to vigorously defend this lawsuit.

In October 2020, we notified Mobile Virtual Network Operators (“MVNOs”) using the legacy Sprint CDMA network that we planned to retire that network on December 31, 2021. In response to that notice, DISH, which had Boost Mobile customers who used the legacy Sprint CDMA network, made several efforts to prevent us from retiring the CDMA network until mid-2023, including pursuing a Petition for Modification and related proceedings pursuant to the California Public Utilities Commission’s (the “CPUC”) April 2020 decision concerning the Merger. As of June 30, 2022, the orderly decommissioning of the legacy Sprint CDMA network had been completed, although certain of the CPUC proceedings remain in process.

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

If approved by the court, we anticipate that this settlement of the class action, along with other settlements of separate consumer claims that have been previously completed or are currently pending, will resolve substantially all of the claims brought to date by our current, former and prospective customers who were impacted by the 2021 cyberattack. In connection with the proposed class action settlement and the separate settlements, we recorded a total pre-tax charge of approximately $400 million during the three months ended June 30, 2022. The expense is included within Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. During the three and nine months ended September 30, 2022, we recognized $50 million in reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack, which is included as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The ultimate resolution of the class action depends on whether we will be able to obtain court approval of the proposed settlement, the number of plaintiffs who opt-out of the proposed settlement and whether the proposed settlement will be appealed.

In addition, in September 2022, a purported Company shareholder filed a derivative action in the Delaware Chancery Court under the caption Harper v. Sievert et al., Case No. 2022-0819-SG, against our current directors and certain of our former directors, alleging claims for breach of fiduciary duty relating to the Company’s cybersecurity practices. We are also named as a nominal defendant in the lawsuit. We are unable at this time to predict the potential outcome of this lawsuit or whether we may be subject to further private litigation. We intend to vigorously defend this lawsuit.

We have also received inquiries from various government agencies, law enforcement and other governmental authorities related to the August 2021 cyberattack which could result in substantial fines or penalties. We are responding to these inquiries and cooperating fully with these agencies and regulators. However, we cannot predict the timing or outcome of any of these matters, or whether we may be subject to further regulatory inquiries, investigations, or enforcement actions.

Index for Notes to the Condensed Consolidated Financial Statements

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

In March 2022, we received $220 million in settlement of certain patent litigation. We recognized the settlement, net of legal fees, as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income during the nine months ended September 30, 2022.

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

Note 15 – Restructuring Costs

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

The following table summarizes the expenses incurred in connection with our Merger restructuring initiatives:

(in millions)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Incurred to Date
Contract termination costs	$—	$56	$248
Severance costs	131	164	566
Network decommissioning	318	642	1,323
Total restructuring plan expenses	$449	$862	$2,137

The expenses associated with our Merger restructuring initiatives are included in Costs of services and Selling, general and administrative on our Condensed Consolidated Statements of Comprehensive Income.

Our Merger restructuring initiatives also include the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with accelerating amortization of the right-of-use assets on lease contracts were $384 million and $265 million for the three months ended September 30, 2022 and 2021, respectively, and $1.6 billion and $649 million for the nine months ended September 30, 2022 and 2021, respectively, and are included in Costs of services and Selling, general and administrative on our Condensed Consolidated Statements of Comprehensive Income.

Index for Notes to the Condensed Consolidated Financial Statements
The changes in the liabilities associated with our Merger restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2021	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	September 30, 2022
Contract termination costs	$14	$56	$(14)	$—	$56
Severance costs	1	164	(46)	—	119
Network decommissioning	71	642	(221)	(231)	261
Total	$86	$862	$(281)	$(231)	$436
(1)    Non-cash items consist of the write-off of assets within Network decommissioning.

The liabilities accrued in connection with our Merger restructuring initiatives are presented in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

Our Merger restructuring activities are expected to occur over the next year with substantially all costs incurred by the end of fiscal year 2023. We are evaluating additional restructuring initiatives, which are dependent on consultations and negotiation with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments.

Note 16 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities, excluding amounts classified as held for sale, are summarized as follows:

(in millions)	September 30, 2022	December 31, 2021
Accounts payable	$6,822	$6,499
Payroll and related benefits	1,282	1,343
Property and other taxes, including payroll	1,756	1,830
Accrued interest	805	710
Commissions	340	348
Toll and interconnect	216	248
Other	750	427
Accounts payable and accrued liabilities	$11,971	$11,405

Book overdrafts included in accounts payable were $453 million and $378 million as of September 30, 2022, and December 31, 2021, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
Supplemental Condensed Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Interest payments, net of amounts capitalized	$781	$884	$2,548	$2,742
Operating lease payments	1,073	2,251	3,163	5,165
Income tax payments	12	38	75	123
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	1,181	891	3,189	3,361
Change in accounts payable and accrued liabilities for purchases of property and equipment	390	113	139	(427)
Leased devices transferred from inventory to property and equipment	67	214	279	1,032
Returned leased devices transferred from property and equipment to inventory	(65)	(309)	(343)	(1,170)
Increase in Tower obligations from contract modification	—	—	1,158	—
Operating lease right-of-use assets obtained in exchange for lease obligations	479	985	7,045	2,939
Financing lease right-of-use assets obtained in exchange for lease obligations	348	623	1,197	1,109

Cash and cash equivalents, including restricted cash and cash held for sale

Cash and cash equivalents, including restricted cash and cash held for sale, presented on our Condensed Consolidated Statements of Cash Flows were included on our Condensed Consolidated Balance Sheets as follows:

(in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$6,888	$6,631
Cash and cash equivalents held for sale (included in Other current Assets)	28	—
Restricted cash (included in Other assets)	73	72
Cash and cash equivalents, including restricted cash and cash held for sale	$6,989	$6,703

Note 17 – Subsequent Events

Subsequent to September 30, 2022, on October 12, 2022, we issued $750 million of 4.910% Class A senior ABS Notes to third-party investors in a private placement transaction. Our ABS Notes are secured by $1.0 billion of gross EIP receivables and future collections on such receivables. See Note 6 – Debt for additional information.

Subsequent to September 30, 2022, on October 17, 2022, we entered into an Amended and Restated Credit Agreement. See Note 6 – Debt for additional information.

Subsequent to September 30, 2022, from October 1, 2022, through October 20, 2022, we repurchased 5,964,813 shares of our common stock at an average price per share of $136.57 for a total purchase price of $815 million. See Note 9 – Repurchases of Common Stock for additional information regarding the 2022 Stock Repurchase Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, and Part II, Item 1A of this Form 10-Q, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:
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
•the timing and effects of any future acquisition, disposition, investment, or merger involving us;
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
•our 2022 Stock Repurchase Program (as defined in Note 9 – Repurchases of Common Stock of the Notes to the Condensed Consolidated Financial Statements) may not be fully consummated, and our share repurchase program may not enhance long-term stockholder value;
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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022, included in Part I, Item 1 of this Form 10-Q, and audited consolidated financial statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

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

Restructuring costs are disclosed in Note 15 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements. Merger-related costs have been excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Net cash payments for Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.

Merger-related costs are presented below:

(in millions)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$812	$279	$533	191%	$2,380	$688	$1,692	246%
Cost of equipment sales, exclusive of depreciation and amortization	258	236	22	9%	1,468	340	1,128	332%
Selling, general and administrative	226	440	(214)	(49)%	529	836	(307)	(37)%
Total Merger-related costs	$1,296	$955	$341	36%	$4,377	$1,864	$2,513	135%

Net cash payments for Merger-related costs	$942	$617	$325	53%	$2,742	$1,084	$1,658	153%

We expect to incur a total of $12.0 billion of Merger-related costs, excluding capital expenditures, of which $10.9 billion has been incurred since the beginning of 2018, including $700 million of costs incurred by Sprint prior to the Merger. We expect to incur the remaining $1.1 billion to complete our integration and restructuring activities over the next year with substantially all costs incurred by the end of 2023.

Total Merger-related costs for the year ending December 31, 2022, are expected to be between $4.8 billion to $5.0 billion, including $1.3 billion and $4.4 billion incurred during the three and nine months ended September 30, 2022, respectively. We are evaluating additional restructuring initiatives which are dependent on consultations and negotiation with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments. We expect our principal sources of funding to be sufficient to meet our liquidity requirements and anticipated payments associated with the restructuring initiatives.

Network Integration

To achieve Merger synergies in network costs, we are performing rationalization activities to identify duplicative networks, backhaul services and other agreements in addition to decommissioning certain small cell sites and distributed antenna systems. These initiatives also include the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites and network equipment. As of September 30, 2022, we have decommissioned substantially all targeted Sprint macro sites.

To allow for the realization of these synergies associated with network integration, we retired certain legacy networks, including the legacy Sprint CDMA network in the second quarter and the LTE network in the third quarter of 2022. Customers impacted by the decommissioning of these networks have been excluded from our customer base and postpaid account base. See the “Performance Measures” section of this MD&A for more details.

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

For more information regarding our restructuring activities, see Note 15 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements.

Other Impacts

Anticipated Merger Synergies

As a result of our ongoing restructuring and integration activities, we expect to realize Merger synergies by eliminating redundancies within our combined network as well as other business processes and operations. For full-year 2022, we expect Merger synergies from Selling, general and administrative expense reductions of $2.4 billion, Cost of service expense reductions of $2.0 billion to $2.1 billion and avoided network expenses of $1.3 billion.

Wireline Impacts

Previously, the operation of the legacy Sprint CDMA and LTE wireless networks was supported by the legacy Sprint Wireline network. During the second quarter of 2022, we retired the legacy Sprint CDMA network and began the orderly shut-down of the LTE network. We determined that the retirement of the legacy Sprint CDMA and LTE wireless networks triggered the need to assess the Wireline long-lived assets for impairment, as these assets no longer support our wireless network and the associated customers and cash flows in a significant manner. The results of this assessment indicated that certain Wireline long-lived assets were impaired, and as a result, we recorded non-cash impairment expense of $477 million related to Wireline Property and equipment, Operating lease right-of-use assets and Other intangible assets for the nine months ended September 30, 2022, all of which relates to the impairment recognized during the three months ended June 30, 2022. We continue to provide Wireline services to existing Wireline customers.

For more information regarding this non-cash impairment, see Note 10 – Wireline of the Notes to the Condensed Consolidated Financial Statements.

On September 6, 2022, we entered into a Purchase Agreement to sell the Wireline Business for a total purchase price of $1. In addition, at the consummation of the Wireline Transaction, we will enter into an agreement for IP transit services for $700 million. Subject to the satisfaction or waiver of certain conditions and the other terms and conditions of the Purchase Agreement, the Wireline Transaction is expected to close in the second half of 2023. As a result of the Purchase Agreement and related anticipated Wireline Transaction, we concluded that the Wireline Business met the held for sale criteria upon entering into the Purchase Agreement. As such, the assets and liabilities of the Wireline Business disposal group are classified as held for sale and presented within Other current assets and Other current liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2022. In connection with the expected sale of the Wireline Business and classification of related assets and liabilities as held for sale, we recognized a pre-tax loss of $1.1 billion during the three and nine months ended September 30, 2022, which is included within Loss on disposal group held for sale on our Condensed Consolidated Statements of Comprehensive Income. The fair value of the Wireline Business disposal group, less costs to sell, will be reassessed during each reporting period it remains classified as held for sale, and any remeasurement to the lower of carrying amount or fair value less costs to sell will be reported as an adjustment to the Loss on disposal group held for sale.

For more information regarding the Purchase Agreement to sell the Wireline Business, see Note 10 – Wireline of the Notes to the Condensed Consolidated Financial Statements.

Cyberattack

As we previously reported, we were subject to a criminal cyberattack involving unauthorized access to T-Mobile’s systems. We promptly located and closed the unauthorized access to our systems. Our forensic investigation was completed in October 2021. There are no material updates with respect to the August 2021 cyberattack and subsequent inquiries, investigations, litigations and remedial measures from our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed in Note 14 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

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

During the three and nine months ended September 30, 2022, we recognized $50 million in reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack. We are pursuing additional reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack.

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

Other macroeconomic trends may result in adverse impacts on our business, and we continue to monitor these potential impacts, including higher inflation, rising interest rates, potential economic recession and changes in the Federal Reserve’s monetary policy and geopolitical risks, including the war in Ukraine. Such scenarios and uncertainties may affect, among others, expected credit loss activity as well as certain fair value estimates.

Inflation Reduction Act

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA includes several changes to existing tax law, including a minimum tax on adjusted financial statement income of applicable corporations and an excise tax on certain corporate stock buybacks. The tax provisions included in the IRA are generally effective beginning January 1, 2023, and no significant impact to the 2022 consolidated financial statements is anticipated. Management continues to review the IRA tax provisions to assess impacts to our future consolidated financial statements.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Postpaid revenues	$11,548	$10,804	$744	7%	$34,194	$31,599	$2,595	8%
Prepaid revenues	2,484	2,481	3	—%	7,408	7,259	149	2%
Wholesale and other service revenues	1,329	1,437	(108)	(8)%	4,203	4,548	(345)	(8)%
Total service revenues	15,361	14,722	639	4%	45,805	43,406	2,399	6%
Equipment revenues	3,855	4,660	(805)	(17)%	12,679	15,221	(2,542)	(17)%
Other revenues	261	242	19	8%	814	706	108	15%
Total revenues	19,477	19,624	(147)	(1)%	59,298	59,333	(35)	—%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,712	3,538	174	5%	11,499	10,413	1,086	10%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,982	5,145	(163)	(3)%	16,036	15,740	296	2%
Selling, general and administrative	5,118	5,212	(94)	(2)%	16,030	14,840	1,190	8%
Impairment expense	—	—	—	NM	477	—	477	NM
Loss on disposal group held for sale	1,071	—	1,071	NM	1,071	—	1,071	NM
Depreciation and amortization	3,313	4,145	(832)	(20)%	10,389	12,511	(2,122)	(17)%
Total operating expenses	18,196	18,040	156	1%	55,502	53,504	1,998	4%
Operating income	1,281	1,584	(303)	(19)%	3,796	5,829	(2,033)	(35)%
Other expense, net
Interest expense, net	(827)	(836)	9	(1)%	(2,542)	(2,521)	(21)	1%
Other expense, net	(3)	(60)	57	(95)%	(35)	(186)	151	(81)%
Total other expense, net	(830)	(896)	66	(7)%	(2,577)	(2,707)	130	(5)%
Income before income taxes	451	688	(237)	(34)%	1,219	3,122	(1,903)	(61)%
Income tax benefit (expense)	57	3	54	NM	(106)	(520)	414	(80)%
Net income	$508	$691	$(183)	(26)%	$1,113	$2,602	$(1,489)	(57)%

Statement of Cash Flows Data
Net cash provided by operating activities	$4,391	$3,477	$914	26%	$12,445	$10,917	$1,528	14%
Net cash used in investing activities	(2,555)	(4,152)	1,597	(38)%	(10,206)	(17,474)	7,268	(42)%
Net cash provided by (used in) financing activities	1,927	(3,060)	4,987	(163)%	(1,953)	237	(2,190)	NM
Non-GAAP Financial Measures
Adjusted EBITDA	7,039	6,811	228	3%	20,993	20,622	371	2%
Core Adjusted EBITDA	6,728	6,041	687	11%	19,809	17,897	1,912	11%
Free Cash Flow	2,065	1,559	506	32%	5,472	4,534	938	21%
NM - Not Meaningful

The following discussion and analysis is for the three and nine months ended September 30, 2022, compared to the same period in 2021 unless otherwise stated.

Total revenues decreased slightly for the three months ended and were relatively flat for the nine months ended September 30, 2022. The components of these changes are discussed below.

Postpaid revenues increased $744 million, or 7%, for the three months ended and increased $2.6 billion, or 8%, for the nine months ended September 30, 2022, primarily from:

•Higher average postpaid accounts; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues were flat for the three months ended and increased $149 million, or 2%, for the nine months ended September 30, 2022.

The increase for the nine months ended September 30, 2022, was primarily from:

•Higher average prepaid customers; and
•Higher prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A.

Wholesale and other service revenues decreased $108 million, or 8%, for the three months ended and decreased $345 million, or 8%, for the nine months ended September 30, 2022.

The decrease for the three months ended September 30, 2022, was primarily from:

•Lower MVNO and Wireline revenues.

The decrease for the nine months ended September 30, 2022, was primarily from:

•Lower advertising, Wireline and MVNO revenues; partially offset by
•Higher Lifeline revenues.

Equipment revenues decreased $805 million, or 17%, for the three months ended and decreased $2.5 billion, or 17%, for the nine months ended September 30, 2022.

The decrease for the three months ended September 30, 2022, was primarily from:

•A decrease of $458 million in lease revenues and a decrease of $158 million in customer purchases of leased devices, primarily due to a lower number of customer devices under lease as a result of the continued strategic shift in device financing from leasing to EIP; and
•A decrease of $102 million in device sales revenue, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold due to fewer prepaid and postpaid upgrades; and
•An increase in contra-revenue primarily driven by higher imputed interest rates on equipment installment plans, which is recognized in Other revenues over the device financing term; partially offset by
•Higher average revenue per device sold primarily due to an increase in the high-end phone mix.

The decrease for the nine months ended September 30, 2022, was primarily from:

•A decrease of $1.5 billion in lease revenues and a decrease of $493 million in customer purchases of leased devices primarily due to a lower number of customer devices under lease as a result of the continued strategic shift in device financing from leasing to EIP; and
•A decrease of $310 million in device sales revenue, excluding purchased leased devices, primarily from:
•Lower average revenue per device sold, primarily driven by higher promotions, which included promotions for Sprint customers to facilitate their migration to the T-Mobile network; and
•An increase in contra-revenue primarily driven by higher imputed interest rates on equipment installment plans, which is recognized in Other revenues over the device financing term; partially offset by
•An increase in the number of devices sold, including higher upgrade volume for Sprint customers to facilitate their migration to the T-Mobile network, partially offset by lower prepaid upgrades.

Other revenues increased slightly for the three months ended and increased $108 million, or 15%, for the nine months ended September 30, 2022.

The increase for the nine months ended September 30, 2022, was primarily from:

•Higher interest income driven by higher imputed interest rates on equipment installment plans which is recognized over the device financing term.

Total operating expenses increased slightly for the three months ended and increased $2.0 billion, or 4%, for the nine months ended September 30, 2022. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $174 million, or 5%, for the three months ended and increased $1.1 billion, or 10%, for the nine months ended September 30, 2022.

The increase for the three months ended September 30, 2022, was primarily from:

•An increase of $533 million in Merger-related costs related to network decommissioning and integration costs; and
•Higher site costs related to the continued build-out of our nationwide 5G network; partially offset by
•Higher realized Merger synergies.

The increase for the nine months ended September 30, 2022, was primarily from:

•An increase of $1.7 billion in Merger-related costs related to network decommissioning and integration costs; and
•Higher site costs related to the continued build-out of our nationwide 5G network; partially offset by
•Higher realized Merger synergies.

Cost of equipment sales, exclusive of depreciation and amortization, decreased $163 million, or 3%, for the three months ended and increased $296 million, or 2%, for the nine months ended September 30, 2022.

The decrease for the three months ended September 30, 2022, was primarily from:

•A decrease of $225 million in customer purchases of leased devices, primarily due to a lower number of customer devices under lease as a result of the continued strategic shift in device financing from leasing to EIP; and
•A decrease of $81 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold due to fewer prepaid and postpaid upgrades; partially offset by
•Higher average cost per device sold, driven by an increase in the high-end phone mix; partially offset by
•Higher device insurance claims and warranty fulfillment.
•Merger-related costs, primarily to facilitate the migration of Sprint customers to the T-Mobile network, were $258 million for the three months ended September 30, 2022, compared to $236 million for the three months ended September 30, 2021.

The increase for the nine months ended September 30, 2022, was primarily from:

•An increase of $871 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•Higher average costs per device sold due to an increase in the high-end device mix; and
•An increase in the number of devices sold, including higher upgrade volume, primarily to facilitate the migration of Sprint customers to the T-Mobile network, partially offset by lower prepaid upgrades; and
•Higher device insurance claims and warranty fulfillment; partially offset by
•A decrease of $807 million in customer purchases of leased devices, primarily due to a lower number of customer devices under lease as a result of the continued strategic shift in device financing from leasing to EIP.
•Merger-related costs, primarily to facilitate the migration of Sprint customers to the T-Mobile network, were $1.5 billion for the nine months ended September 30, 2022, compared to $340 million for the nine months ended September 30, 2021.

Selling, general and administrative expenses decreased $94 million, or 2%, for the three months ended and increased $1.2 billion, or 8%, for the nine months ended September 30, 2022.

The decrease for the three months ended September 30, 2022, was primarily from:

•Lower Merger-related costs and higher realized Merger synergies; and
•Gains from the sale of certain IP addresses held by the Wireline Business; partially offset by
•Higher bad debt expense driven by higher receivable balances, as well as normalization relative to muted Pandemic levels a year ago.
•Selling, general and administrative expenses for the three months ended September 30, 2022, included $226 million of Merger-related costs, primarily related to integration and restructuring, compared to $440 million of Merger-related costs for the three months ended September 30, 2021.

The increase for the nine months ended September 30, 2022, was primarily from:

•Higher bad debt expense driven by higher receivable balances, as well as normalization relative to muted Pandemic levels a year ago and estimated potential future macroeconomic impacts; and
•Higher legal-related expenses, net of recoveries, including $400 million recognized in June 2022 for the settlement of certain litigation associated with the August 2021 cyberattack; partially offset by
•Higher realized Merger synergies and lower Merger-related costs; and
•Gains from the sale of certain IP addresses held by the Wireline Business
•Selling, general and administrative expenses for the nine months ended September 30, 2022, included $529 million of Merger-related costs, primarily related to integration, restructuring and legal-related expenses, offset by legal settlement gains, compared to $836 million of Merger-related costs for the nine months ended September 30, 2021.

Impairment expense was $477 million for the nine months ended September 30, 2022, due to the non-cash impairment of certain Wireline Property and equipment, Operating lease right-of-use assets and Other intangible assets. See Note 10 - Wireline of the Notes to the Condensed Consolidated Financial Statements for additional information. There was no impairment expense for the three months ended September 30, 2022, or the three and nine months ended September 30, 2021.

Loss on disposal group held for sale was $1.1 billion for the three and nine months ended September 30, 2022, due to the agreement for the sale of the Wireline Business. See Note 10 - Wireline of the Notes to the Condensed Consolidated Financial Statements for additional information. There was no loss on disposal group held for sale for the three and nine months ended September 30, 2021.

Depreciation and amortization decreased $832 million, or 20%, for the three months ended and decreased $2.1 billion, or 17%, for the nine months ended September 30, 2022, primarily from:

•Lower depreciation expense on leased devices, resulting from a lower number of total customer devices under lease; and
•Certain 4G-related network assets becoming fully depreciated, including assets impacted by the decommissioning of the legacy Sprint CDMA and LTE networks; partially offset by
•Higher depreciation expense, excluding leased devices, from the continued build-out of our nationwide 5G network.

Operating income, the components of which are discussed above, decreased $303 million, or 19%, for the three months ended and decreased $2.0 billion, or 35%, for the nine months ended September 30, 2022.

Interest expense, net was essentially flat and was impacted by the following:

•Lower average debt outstanding and a lower average effective interest rate due to the retirement of higher interest rate debt and the issuance of a lower gross principal amount of lower interest rate debt; offset by
•Lower capitalized interest related to the deployment of our 600 MHz spectrum.

Other expense, net decreased $57 million, or 95%, for the three months ended and decreased $151 million, or 81%, for the nine months ended September 30, 2022. The decrease for the three and nine months ended September 30, 2022, was primarily from lower losses on the extinguishment of debt.

Income before income taxes, the components of which are discussed above, was $451 million and $688 million for the three months ended September 30, 2022 and 2021, respectively, and was $1.2 billion and $3.1 billion for the nine months ended September 30, 2022 and 2021, respectively.

Income tax benefit increased $54 million for the three months ended September 30, 2022 primarily from:

•Tax benefits associated with internal restructuring; and
•Lower Income before income taxes; partially offset by
•Tax benefits recognized in the third quarter of 2021 associated with legal entity reorganization related to historical Sprint entities, including a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions, that did not impact 2022.

Our effective tax rate was (12.4)% and (0.3)% for the three months ended September 30, 2022 and 2021, respectively.

Income tax expense decreased $414 million, or 80%, for the nine months ended September 30, 2022, primarily from:

•Lower Income before income taxes; and
•Tax benefits associated with internal restructuring; partially offset by
•Tax benefits recognized in the third quarter of 2021 associated with legal entity reorganization related to historical Sprint entities, including a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions, that did not impact 2022; and
•A decrease in excess tax benefits related to the vesting of restricted stock awards.

Our effective tax rate was 8.7% and 16.7% for the nine months ended September 30, 2022 and 2021, respectively.

Net income, the components of which are discussed above, was $508 million and $691 million for the three months ended September 30, 2022 and 2021, respectively, and was $1.1 billion and $2.6 billion for the nine months ended September 30, 2022 and 2021, respectively.

Net income for the three months ended September 30, 2022, included the following:

•Merger-related costs, net of tax, of $972 million for the three months ended September 30, 2022, compared to $707 million for the three months ended September 30, 2021.
•Loss on disposal group held for sale of $803 million, net of tax, for the three months ended September 30, 2022, compared to no loss on disposal group held for sale for the three months ended September 30, 2021.

Net income for the nine months ended September 30, 2022, included the following:

•Merger-related costs, net of tax, of $3.3 billion for the nine months ended September 30, 2022, compared to $1.4 billion for the nine months ended September 30, 2021.
•Loss on disposal group held for sale of $803 million, net of tax, for the nine months ended September 30, 2022, compared to no loss on disposal group held for sale for the nine months ended September 30, 2021.
•Impairment expense of $358 million, net of tax, for the nine months ended September 30, 2022, compared to no impairment expense for the nine months ended September 30, 2021.
•Legal-related expenses, net of recoveries, including from the impact of the settlement of certain litigation associated with the August 2021 cyberattack, of $286 million, net of tax, for the nine months ended September 30, 2022.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	September 30, 2022	December 31, 2021
Current assets	$20,131	$19,522
Noncurrent assets	181,426	174,980
Current liabilities	24,836	22,195
Noncurrent liabilities	119,797	115,126
Due to non-guarantors	8,171	8,208
Due to related parties	1,535	3,842

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
(in millions)
Total revenues	$57,423	$78,538
Operating income	1,144	3,835
Net (loss) income	(1,178)	402
Revenue from non-guarantors	1,823	1,769
Operating expenses to non-guarantors	1,981	2,655
Other expense to non-guarantors	(192)	(148)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint and Sprint Communications is presented in the table below:

(in millions)	September 30, 2022	December 31, 2021
Current assets	$12,020	$11,969
Noncurrent assets	9,661	10,347
Current liabilities	17,394	15,136
Noncurrent liabilities	62,408	70,262
Due to non-guarantors	923	—
Due from non-guarantors	—	1,787
Due to related parties	1,535	3,842

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint and Sprint Communications is presented in the table below:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
(in millions)
Total revenues	$5	$7
Operating loss	(2,805)	(751)
Net income (loss)	3,382	(2,161)
Other income, net, from non-guarantors	603	1,706

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	September 30, 2022	December 31, 2021
Current assets	$12,020	$11,969
Noncurrent assets	17,733	19,375
Current liabilities	17,465	15,208
Noncurrent liabilities	66,871	75,753
Due from non-guarantors	8,072	10,814
Due to related parties	1,535	3,842

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
(in millions)
Total revenues	$5	$7
Operating loss	(2,805)	(751)
Net income (loss)	3,456	(2,590)
Other income, net, from non-guarantors	900	2,076

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

	As of September 30,		Change
(in thousands)	2022	2021	#	%
Total postpaid customer accounts (1) (2)	28,212	26,901	1,311	5%
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

Total postpaid customer accounts increased 1,311,000, or 5%, primarily due to the Company’s differentiated growth strategy in new and under-penetrated markets, including continued growth in High Speed Internet.

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	#	%	2022	2021	#	%
Postpaid net account additions	394	268	126	47%	1,122	873	249	29%

Postpaid net account additions increased 126,000, or 47%, for the three months ended and increased 249,000, or 29%, for the nine months ended September 30, 2022, primarily due to the Company’s differentiated growth strategy in new and under-penetrated markets, including continued growth in High Speed Internet.

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

The following table sets forth the number of ending customers:

	As of September 30,		Change
(in thousands)	2022	2021	#	%
Customers, end of period
Postpaid phone customers (1) (2)	71,907	69,418	2,489	4%
Postpaid other customers (1) (2)	18,507	16,495	2,012	12%
Total postpaid customers	90,414	85,913	4,501	5%
Prepaid customers (1)	21,341	21,007	334	2%
Total customers	111,755	106,920	4,835	5%
Adjustments to customers (1) (2)	(1,878)	818	(2,696)	NM
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
NM - Not Meaningful

Total customers increased 4,835,000, or 5%, primarily from:

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

Total customers included High Speed Internet customers of 2,122,000 and 422,000 as of September 30, 2022 and 2021, respectively.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	#	%	2022	2021	#	%
Net customer additions
Postpaid phone customers	854	673	181	27%	2,166	2,073	93	4%
Postpaid other customers	773	586	187	32%	2,435	1,672	763	46%
Total postpaid customers	1,627	1,259	368	29%	4,601	3,745	856	23%
Prepaid customers	105	66	39	59%	313	293	20	7%
Total customers	1,732	1,325	407	31%	4,914	4,038	876	22%
Adjustments to customers	—	806	(806)	(100)%	(1,878)	818	(2,696)	NM
NM - Not Meaningful

Total net customer additions increased 407,000, or 31%, for the three months ended and increased 876,000, or 22%, for the nine months ended September 30, 2022.

The increase for the three months ended September 30, 2022, was primarily from:

•Higher postpaid other net customer additions, primarily due to continued growth in High Speed Internet, partially offset by lower net additions from mobile internet devices and wearables;
•Higher postpaid phone net customer additions, primarily due to higher gross additions driven by growth in new customer account relationships and lower churn; and
•Higher prepaid net customer additions, primarily due to the introduction of our High Speed Internet offering.
•High Speed Internet net customer additions included in postpaid other net customer additions were 488,000 and 134,000 for the three months ended September 30, 2022 and 2021, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 90,000 for the three months ended September 30, 2022. Our prepaid High Speed Internet launch was in the first quarter of 2022. Therefore, there were no prepaid High Speed Internet net customer additions for the three months ended September 30, 2021.

The increase for the nine months ended September 30, 2022, was primarily from:

•Higher postpaid other net customer additions, primarily due to an increase in High Speed Internet net customer additions and wearables, partially offset by lower net additions from mobile internet devices;
•Higher postpaid phone net customer additions, primarily due to lower churn and higher gross additions driven by growth in new account relationships; and
•Higher prepaid net customer additions, primarily due to the introduction of our High Speed Internet offering, partially offset by the continued industry shift to postpaid plans.
•High Speed Internet net customer additions included in postpaid other net customer additions were 1,314,000 and 322,000 for the nine months ended September 30, 2022 and 2021, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 162,000 for the nine months ended September 30, 2022. Our prepaid High Speed Internet launch was in the first quarter of 2022. Therefore, there were no prepaid High Speed Internet net customer additions for the nine months ended September 30, 2021.

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

The following table sets forth the churn:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2022	2021		2022	2021
Postpaid phone churn	0.88%	0.96%	-8 bps	0.87%	0.93%	-6 bps
Prepaid churn	2.88%	2.90%	-2 bps	2.71%	2.76%	-5 bps

Postpaid phone churn decreased 8 basis points for the three months ended and decreased 6 basis points for the nine months ended September 30, 2022, primarily from:

•Reduced Sprint churn as we progress through the integration process; partially offset by
•More normalized switching activity and payment performance relative to the muted Pandemic-driven conditions a year ago.

Prepaid churn decreased 2 basis points for the three months ended and decreased 5 basis points for the nine months ended September 30, 2022, primarily from:

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

The following table sets forth our operating measure ARPA:

(in dollars)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Postpaid ARPA	$137.49	$134.54	$2.95	2%	$137.32	$133.68	$3.64	3%

Postpaid ARPA increased $2.95, or 2%, for the three months ended and increased $3.64, or 3%, for the nine months ended September 30, 2022.

The increase for the three months ended September 30, 2022, was primarily from:

•Higher premium services, including Magenta Max;
•Continued adoption of High Speed Internet from existing accounts; and
•Higher non-recurring charges relative to muted Pandemic levels; partially offset by
•An increase in High Speed Internet only accounts; and
•An increase in promotional impacts for Sprint customers from the network transition.

The increase for the nine months ended September 30, 2022, was primarily from:

•Higher premium services, including Magenta Max;
•Continued adoption of High Speed Internet from existing accounts; and
•Higher non-recurring charges relative to muted Pandemic levels; partially offset by
•An increase in promotional impacts for Sprint customers from the network transition; and
•An increase in High Speed Internet only accounts.

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

The following table sets forth our operating measure ARPU:

(in dollars)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Postpaid phone ARPU	$48.89	$48.06	$0.83	2%	$48.75	$47.66	$1.09	2%
Prepaid ARPU	38.86	39.49	(0.63)	(2)%	38.92	38.61	0.31	1%

Postpaid Phone ARPU

Postpaid phone ARPU increased $0.83, or 2%, for the three months ended and increased $1.09, or 2%, for the nine months ended September 30, 2022, primarily due to:

•Higher premium services, including Magenta Max; and
•Higher non-recurring charges relative to muted Pandemic levels; partially offset by
•An increase in promotional impacts for Sprint customers from the network transition; and
•Higher lines per account driven by deepening Sprint relationships.

Prepaid ARPU

Prepaid ARPU decreased $0.63, or 2%, for the three months ended and increased $0.31, or 1%, for the nine months ended September 30, 2022.

The decrease for the three months ended September 30, 2022, was primarily from:

•Increased promotional activity; partially offset by
•An increase in one-time fees.

The increase for the nine months ended September 30, 2022, was primarily from:

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

Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin are non-GAAP financial measures utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance. We use Adjusted EBITDA and Core Adjusted EBITDA as benchmarks to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA and Core Adjusted EBITDA as supplemental measures to evaluate overall operating performance and facilitate comparisons with other wireless communications services companies because they are indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, stock-based compensation, Merger-related costs, including network decommissioning costs, impairment expense, losses on disposal groups held for sale and certain legal-related recoveries and expenses, as they are not indicative of our ongoing operating performance, as well as certain nonrecurring income and expenses. Management believes analysts and investors use Core Adjusted EBITDA because it normalizes for the transition in the Company’s device financing strategy, by excluding the impact of device lease revenues from Adjusted EBITDA, to align with the exclusion of the related depreciation expense on leased devices from Adjusted EBITDA. Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as substitutes for income from operations, net income or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2022	2021	$	%	2022	2021	$	%
Net income	$508	$691	$(183)	(26)%	$1,113	$2,602	$(1,489)	(57)%
Adjustments:
Interest expense, net	827	836	(9)	(1)%	2,542	2,521	21	1%
Other expense, net	3	60	(57)	(95)%	35	186	(151)	(81)%
Income tax (benefit) expense	(57)	(3)	(54)	NM	106	520	(414)	(80)%
Operating income	1,281	1,584	(303)	(19)%	3,796	5,829	(2,033)	(35)%
Depreciation and amortization	3,313	4,145	(832)	(20)%	10,389	12,511	(2,122)	(17)%
Stock-based compensation (1)	145	127	18	14%	430	386	44	11%
Merger-related costs	1,296	955	341	36%	4,377	1,864	2,513	135%
Impairment expense	—	—	—	NM	477	—	477	NM
Legal-related (recoveries) expenses, net (2)	(19)	—	(19)	NM	381	—	381	NM
Loss on disposal group held for sale	1,071	—	1,071	NM	1,071	—	1,071	NM
Other, net (3)	(48)	—	(48)	NM	72	32	40	125%
Adjusted EBITDA	7,039	6,811	228	3%	20,993	20,622	371	2%
Lease revenues	(311)	(770)	459	(60)%	(1,184)	(2,725)	1,541	(57)%
Core Adjusted EBITDA	$6,728	$6,041	$687	11%	$19,809	$17,897	$1,912	11%
Net income margin (Net income divided by Service revenues)	3%	5%		-200 bps	2%	6%		-400 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	46%	46%		— bps	46%	48%		-200 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	44%	41%		300 bps	43%	41%		200 bps
(1)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense on the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.
(2)Legal-related (recoveries) expenses, net, consists of the settlement of certain litigation associated with the August 2021 cyberattack and is presented net of insurance recoveries.
(3)Other, net, primarily consists of certain severance, restructuring and other expenses and income, including gains from the sale of IP addresses, not directly attributable to the Merger which would not be expected to reoccur or are not reflective of T-Mobile’s ongoing operating performance (“special items”), and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA.
NM - Not meaningful

Core Adjusted EBITDA increased $687 million, or 11%, for the three months ended and increased $1.9 billion, or 11%, for the nine months ended September 30, 2022. The components comprising Core Adjusted EBITDA are discussed further above.

The increase for the three months ended September 30, 2022, was primarily due to:

•Higher Total service revenues;
•Lower Cost of services, excluding Merger-related costs; and
•Lower Cost of equipment sales, excluding Merger-related costs; partially offset by
•Lower Equipment revenues, excluding lease revenues; and
•Higher Selling, general and administrative expenses, excluding Merger-related costs and other special items, such as gains from the sale of IP addresses.

The increase for the nine months ended September 30, 2022, was primarily due to:

•Higher Total service revenues;
•Lower Cost of equipment sales, excluding Merger-related costs; and
•Lower Cost of services, excluding Merger-related costs; partially offset by
•Higher Selling, general and administrative expenses, excluding Merger-related costs, certain legal-related expenses, net of recoveries, and other special items, such as gains from the sale of IP addresses; and
•Lower Equipment revenues, excluding lease revenues.

Adjusted EBITDA increased $228 million, or 3%, for the three months ended and increased $371 million, or 2%, for the nine months ended September 30, 2022. The slight increases were primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, including changes in Lease revenues. Lease revenues decreased $459 million for the three months ended and decreased $1.5 billion for the nine months ended September 30, 2022.

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

Cash Flows

The following is a condensed schedule of our cash flows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2022	2021	$	%	2022	2021	$	%
Net cash provided by operating activities	$4,391	$3,477	$914	26%	$12,445	$10,917	$1,528	14%
Net cash used in investing activities	(2,555)	(4,152)	1,597	(38)%	(10,206)	(17,474)	7,268	(42)%
Net cash provided by (used in) financing activities	1,927	(3,060)	4,987	(163)%	(1,953)	237	(2,190)	(924)%

Operating Activities

Net cash provided by operating activities increased $914 million, or 26%, for the three months ended and increased $1.5 billion, or 14%, for the nine months ended September 30, 2022.

The increase for the three months ended September 30, 2022, was primarily from:

•A $1.4 billion decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Short- and long-term operating lease liabilities, including the impact of a $1.0 billion advance rent payment related to the modification of one of our master lease agreements during the three months ended September 30, 2021, Other current and long-term liabilities and Equipment installment plan receivables, partially offset by higher use of cash from Accounts receivable; partially offset by
•A $468 million decrease in Net income, adjusted for non-cash income and expense.
•Net cash provided by operating activities includes the impact of $942 million and $617 million in net payments for Merger-related costs for the three months ended September 30, 2022 and 2021, respectively.

The increase for the nine months ended September 30, 2022, was primarily from:

•A $3.9 billion decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Short- and long-term operating lease liabilities, including the impact of a $1.0 billion advance rent payment related to the modification of one of our master lease agreements during the nine months ended September 30, 2021, Accounts payable and accrued liabilities, Equipment installment plan receivables, other Current and long-term liabilities and

Operating lease right-of-use assets, partially offset by higher use of cash from Accounts receivable and Inventories; partially offset by
•A $2.4 billion decrease in Net income, adjusted for non-cash income and expense.
•Net cash provided by operating activities includes the impact of $2.7 billion and $1.1 billion in net payments for Merger-related costs for the nine months ended September 30, 2022 and 2021, respectively.

Investing Activities

Net cash used in investing activities decreased $1.6 billion, or 38%, for the three months ended and decreased $7.3 billion, or 42%, for the nine months ended September 30, 2022.

The use of cash for the three months ended September 30, 2022, was primarily from:

•$3.6 billion in Purchases of property and equipment, including capitalized interest, from the accelerated build-out of our nationwide 5G network, including from network integration related to the Merger; and
•$360 million in Purchases of spectrum licenses and other intangible assets, including deposits, primarily due to $239 million paid for spectrum licenses won at the conclusion of Auction 108 in September 2022; partially offset by
•$1.3 billion in Proceeds related to beneficial interests in securitization transactions.

The use of cash for the nine months ended September 30, 2022, was primarily from:

•$10.6 billion in Purchases of property and equipment, including capitalized interest, from the accelerated build-out of our nationwide 5G network, including from network integration related to the Merger; and
•$3.3 billion in Purchases of spectrum licenses and other intangible assets, including deposits, primarily due to $2.8 billion paid for spectrum licenses won at the conclusion of Auction 110 in February 2022 and $304 million paid in total for spectrum licenses won at the conclusion of Auction 108 in September 2022; partially offset by
•$3.6 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash provided by financing activities increased $5.0 billion from a net use of cash for the three months ended September 30, 2021, to a net source of cash for the three months ended September 30, 2022. Net cash used in financing activities increased $2.2 billion from a net source of cash for the nine months ended September 30, 2021, to a net use of cash for the nine months ended September 30, 2022.

The net source of cash for the three months ended September 30, 2022, was primarily from:
•$3.0 billion in Proceeds from issuance of long-term debt; partially offset by
•$557 million in Repurchases of common stock; and
•$311 million in Repayments of financing lease obligations.

The net use of cash for the nine months ended September 30, 2022, was primarily from:

•$3.1 billion in Repayments of long-term debt;
•$901 million in Repayments of financing lease obligations;
•$557 million in Repurchases of common stock; and
•$225 million in Tax withholdings on share-based awards; partially offset by
•$3.0 billion in Proceeds from issuance of long-term debt.

Cash and Cash Equivalents

As of September 30, 2022, our Cash and cash equivalents were $6.9 billion compared to $6.6 billion at December 31, 2021.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2022	2021	$	%	2022	2021	$	%
Net cash provided by operating activities	$4,391	$3,477	$914	26%	$12,445	$10,917	$1,528	14%
Cash purchases of property and equipment, including capitalized interest	(3,634)	(2,944)	(690)	23%	(10,587)	(9,397)	(1,190)	13%
Proceeds from sales of tower sites	—	—	—	NM	—	31	(31)	(100)%
Proceeds related to beneficial interests in securitization transactions	1,308	1,071	237	22%	3,614	3,099	515	17%
Cash payments for debt prepayment or debt extinguishment costs	—	(45)	45	(100)%	—	(116)	116	(100)%
Free Cash Flow	$2,065	$1,559	$506	32%	$5,472	$4,534	$938	21%

Free Cash Flow increased $506 million, or 32%, for the three months ended and increased $938 million, or 21%, for the nine months ended September 30, 2022.

The increase for the three months ended September 30, 2022, was primarily impacted by the following:

•Higher Net cash provided by operating activities, as described above; and
•Higher Proceeds related to beneficial interests in securitization transactions, which were offset in Net cash provided by operating activities; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest.
•Free Cash Flow includes $942 million and $617 million in net payments for Merger-related costs for the three months ended September 30, 2022 and 2021, respectively.

The increase for the nine months ended September 30, 2022, was primarily impacted by the following:

•Higher Net cash provided by operating activities, as described above; and
•Higher Proceeds related to beneficial interests in securitization transactions, which were offset in Net cash provided by operating activities; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest.
•Free Cash Flow includes $2.7 billion and $1.1 billion in net payments for Merger-related costs for the nine months ended September 30, 2022 and 2021, respectively.

During the three and nine months ended September 30, 2022 and 2021, there were no significant net cash proceeds from securitization.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $5.5 billion. As of September 30, 2022, there was no outstanding balance under the Revolving Credit Facility.

Subsequent to September 30, 2022, on October 17, 2022, we entered into an Amended and Restated Credit Agreement, which, among other things, increased the aggregate commitment amount of the Revolving Credit Facility to $7.5 billion. See Note 6 - Debt of the Notes to the Condensed Consolidated Financial Statements for more information regarding the Amended and Restated Credit Agreement.

Debt Financing

As of September 30, 2022, our total debt and financing lease liabilities were $76.6 billion, excluding our tower obligations, of which $66.3 billion was classified as long-term debt and $1.6 billion was classified as long-term financing lease liabilities.

During the nine months ended September 30, 2022, we issued long-term debt for net proceeds of $3.0 billion and repaid short- and long-term debt with an aggregate principal amount of $3.1 billion.

Subsequent to September 30, 2022, on October 12, 2022, we issued $750 million of 4.910% Class A senior ABS Notes to third-party investors in a private placement transaction.

For more information regarding our debt financing transactions, see Note 6 – Debt of the Notes to the Condensed Consolidated Financial Statements.

Spectrum Auctions

In January 2022, the Federal Communications Commission (“FCC”) announced that we were the winning bidder of 199 licenses in Auction 110 (mid-band spectrum) for an aggregate purchase price of $2.9 billion. At the inception of Auction 110 in September 2021, we deposited $100 million. We paid the FCC the remaining $2.8 billion for the licenses won in the auction in February 2022.

In September 2022, the FCC announced that we were the winning bidder of 7,156 licenses in Auction 108 (2.5 GHz) for an aggregate price of $304 million. At the inception of Auction 108 in June 2022, we deposited $65 million. We paid the FCC the remaining $239 million for the licenses won in the auction in September 2022.

For more information regarding our spectrum licenses, see Note 4 – Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements.

License Purchase Agreements

On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion.

For more information regarding our License Purchase Agreements, see Note 4 – Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of September 30, 2022, we derecognized net receivables of $2.4 billion upon sale through these arrangements.

For more information regarding these off-balance sheet arrangements, see Note 3 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

Future Sources and Uses of Liquidity

We may seek additional sources of liquidity, including through the issuance of additional debt, to continue to opportunistically acquire spectrum licenses or other long-lived assets in private party transactions, repurchase shares, or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for spectrum acquisitions, other long-lived assets or for any potential stockholder returns, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months as well as our longer-term liquidity needs. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption of debt, tower obligations, share repurchases and the execution of our integration plan.

We determine future liquidity requirements for operations, capital expenditures and share repurchases based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum or repurchase shares. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses to comply with the Government Commitments, and we are also expected to incur substantial restructuring expenses in connection with integrating and coordinating T-Mobile’s and Sprint’s businesses, operations, policies and procedures. See “Restructuring” in this MD&A. While we have assumed that a certain level of Merger-related expenses will be incurred, factors beyond our control, including required consultation and negotiation with certain counterparties, could affect the total amount or the timing of these expenses. These expenses could exceed the costs historically borne by us and adversely affect our financial condition and results of operations. There are a number of additional risks and uncertainties, including those due to the impact of the Pandemic, that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of September 30, 2022.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. As of September 30, 2022, we have committed to $7.5 billion of financing leases under these financing lease facilities, of which $325 million and $1.2 billion was executed during the three and nine months ended September 30, 2022, respectively. We expect to enter into up to an additional $40 million in financing lease commitments during the year ending December 31, 2022.

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

During the three and nine months ended September 30, 2022, we repurchased shares of our common stock for a total purchase price of $669 million, all of which were purchased under the 2022 Stock Repurchase program and occurred during the period from September 8, 2022, through September 30, 2022. As of September 30, 2022, we had up to approximately $13.3 billion remaining under the 2022 Stock Repurchase Program, of which up to approximately $2.3 billion was available for the remainder of 2022.

Subsequent to September 30, 2022, from October 1, 2022, through October 20, 2022, we repurchased additional shares of our common stock for a total purchase price of $815 million. As of October 20, 2022, we had up to approximately $12.5 billion remaining under the 2022 Stock Repurchase Program, of which up to approximately $1.5 billion is available for the remainder of 2022.

For additional information regarding the 2022 Stock Repurchase Program, see Note 9 – Repurchases of Common Stock of the Notes to the Condensed Consolidated Financial Statements.

Related Party Transactions

We have related party transactions associated with DT or its affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of October 20, 2022, DT and SoftBank held, directly or indirectly, approximately 48.6% and 3.2%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 48.2% of the outstanding T-Mobile common stock held by other stockholders. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank and the Proxy, Lock-Up and ROFR Agreement, dated June 22, 2020, by and among DT, Claure Mobile LLC, and Marcelo Claure, DT has voting control, as of October 20, 2022, over approximately 52.2% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended September 30, 2022, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended September 30, 2022, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to four customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH and Golgohar Trade and Technology GmbH. These services have been terminated or are in the process of being terminated. For the three months ended September 30, 2022, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended September 30, 2022, were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended September 30, 2022, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended September 30, 2022, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services during the three months ended September 30, 2022, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For more information regarding the legal proceedings in which we are involved, see Note 14 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Other than the updated risk factors below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to Our Business and the Wireless Industry

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

In August 2021, we disclosed that our systems were subject to a criminal cyberattack that compromised certain data of millions of our current customers, former customers, and prospective customers, including, in some instances, social security numbers, names, addresses, dates of birth and driver’s license/identification numbers. With the assistance of outside cybersecurity experts, we located and closed the unauthorized access to our systems and identified current, former, and prospective customers whose information was impacted and notified them, consistent with state and federal requirements. We have incurred certain cyberattack-related expenses, including costs to remediate the attack, provide additional customer support and enhance customer protection, and expect to incur additional expense in future periods resulting from the attack. For more information, see “Cyberattack” in the Overview section of MD&A. As a result of the August 2021 cyberattack, we are subject to numerous claims, lawsuits and regulatory inquiries, the ongoing costs of which may be material, and we may be subject to further regulatory inquiries and private litigation. For more information, see “– Contingencies and Litigation – Litigation and Regulatory Matters” in Note 14 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.” As a result of the August 2021 cyberattack, we may incur significant costs or experience other material financial impacts, which may not be covered by, or may exceed the coverage limits of, our cyber insurance, and such costs and impacts may have a material adverse effect on our business, reputation, financial condition, cash flows and operating results.

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

We have, and we expect that we will continue to have, a substantial amount of debt. Our substantial level of indebtedness could have the effect of, among other things, reducing our flexibility in responding to changing business, economic, market and industry conditions and increasing the amount of cash required to service our debt. In addition, this level of indebtedness may also reduce funds available for capital expenditures, any board-approved share repurchases and other activities. Those impacts may put us at a competitive disadvantage relative to other companies with lower debt levels. Further, we may need to incur substantial additional indebtedness in the future, subject to the restrictions contained in our debt instruments, if any, which could increase the risks associated with our capital structure.

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

The agreements governing our indebtedness and other financings impose operating and financial restrictions. These restrictions, subject in certain cases to customary baskets, exceptions and maintenance and incurrence-based financial tests, together with our debt service obligations, may limit our ability to engage in transactions and pursue strategic business opportunities. These restrictions could limit our ability to obtain debt financing, refinance or pay principal on our outstanding indebtedness, complete acquisitions for cash or indebtedness or react to business, economic, market and industry conditions and other changes in our operating environment or the economy. Any future indebtedness that we incur may contain similar or more restrictive covenants. Any failure to comply with the restrictions of our debt agreements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these and other agreements, giving our lenders the right to terminate the commitments they had made or the right to require us to repay all amounts then outstanding plus any interest, fees, penalties or premiums. An event of default may also compel us to sell certain assets securing indebtedness under certain of these agreements.

Credit rating downgrades and/or inability to access debt markets could adversely affect our business, cash flows, financial condition and operating results.

Credit ratings impact the cost and availability of future borrowings and, as a result, cost of capital. Our current ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations. Our capital structure and business model are reliant on continued access to debt markets. Each rating agency reviews our ratings periodically, and there can be no assurance that such ratings will be maintained in the future. A downgrade in our corporate rating and/or our issued debt ratings could impact our ability to access debt markets and adversely affect our business, cash flows, financial condition and operating results.

Risks Related to Legal and Regulatory Matters

Unfavorable outcomes of legal proceedings may adversely affect our business, reputation, financial condition, cash flows and operating results.

We and our affiliates are involved in various disputes, governmental and/or regulatory inspections, investigations and proceedings, mass arbitrations and litigation matters. Such legal proceedings can be complex, costly, and highly disruptive to our business operations by diverting the attention and energy of management and other key personnel.

In connection with the Transactions, we became subject to a number of legal proceedings, including a putative shareholder class action and derivative lawsuit and a putative antitrust class action. For more information, see “– Contingencies and Litigation – Litigation and Regulatory Matters” in Note 14 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements. It is possible that stockholders of T-Mobile and/or Sprint may file additional putative class action lawsuits or shareholder derivative actions against the Company and the legacy T-Mobile board of directors and/or the legacy Sprint board of directors. Among other remedies, these stockholders could seek damages. The outcome of any litigation is uncertain and any such potential lawsuits could result in substantial costs and may be costly and distracting to management.

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

As a result of the August 2021 cyberattack, we are subject to numerous lawsuits, including consolidated class action lawsuits seeking unspecified monetary damages, mass consumer arbitrations, a shareholder derivative lawsuit and inquiries by various government agencies, law enforcement and other governmental authorities, and we may be subject to further regulatory inquiries and private litigation. We are cooperating fully with regulators and vigorously defending against the class actions and other lawsuits. On July 22, 2022, we entered into an agreement to settle the consolidated class action lawsuit. On July 26, 2022, we received preliminary approval of the proposed settlement, which remains subject to final court approval. Final court approval of the terms of the settlement is expected as early as January 2023 but could be delayed by appeals or other proceedings. If approved by the court, under the terms of the proposed settlement, we would pay an aggregate of $350 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. We would also commit to an aggregate incremental spend of $150 million for data security and related technology in 2022 and 2023. In connection with the proposed class action settlement and other settlements of separate consumer claims that have been previously completed or are currently pending, we recorded a total pre-tax charge of approximately $400 million in the second quarter of 2022. In light of the inherent uncertainties involved in such matters and based on the information currently available to us, we believe it is reasonably possible that we could incur additional losses associated with these proceedings and inquiries, and we will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Ongoing legal and other costs related to these proceedings and inquiries, as well as any potential future proceedings and inquiries related to the August 2021 cyberattack, may be substantial, and losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries could be significant and have a material adverse impact on our business, reputation, financial condition, cash flows and operating results.

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

Risks Related to Ownership of Our Common Stock

We cannot guarantee that our 2022 Stock Repurchase Program will be fully consummated or that our 2022 Stock Repurchase Program will enhance long-term stockholder value.

Our Board of Directors has authorized our 2022 Stock Repurchase Program for up to $14.0 billion of the Company’s common stock through September 30, 2023, including up to $3.0 billion through 2022, with $669 million spent by the Company on share repurchases as of September 30, 2022. Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, our ability to access capital markets, our priorities for the use of cash for other purposes, the price of our common stock, and other factors that we may deem relevant.

The existence of the 2022 Stock Repurchase Program could cause our stock price, in certain cases, to be higher or lower than it otherwise would be and could potentially reduce the market liquidity or have other unintended consequences for our stock. We can provide no assurance that we will repurchase shares of our common stock at favorable prices, if at all. Although the program is intended to enhance long-term stockholder value, there is no assurance it will do so.

In addition, the 2022 Stock Repurchase Program does not obligate the Company to acquire any particular amount of common stock. The 2022 Stock Repurchase Program may be suspended or discontinued, or the amount to be spent by the Company to repurchase shares could be reduced, at any time at the Company’s discretion. Any decision to reduce or discontinue repurchasing shares of our common stock pursuant to our 2022 Stock Repurchase Program could cause the market price for our common stock to decline and may negatively impact our reputation and investor confidence in us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended September 30, 2022:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1, 2022 - July 31, 2022	—	—	—	—
August 1, 2022 - August 31, 2022	—	—	—	—
September 1, 2022 - September 30, 2022	4,892,315	$136.65	4,892,315	$13,331
Total	4,892,315		4,892,315
(1)    On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023. The amounts presented represent the remaining shares authorized for purchase under the 2022 Stock Repurchase Program as of the end of the period, of which approximately $2.3 billion is available for the remainder of 2022.

See Note 9 - Repurchases of Common Stock in the Notes to the Condensed Consolidated Financial Statements for more information about our 2022 Stock Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
2.1*	Membership Interest Purchase Agreement, dated as of September 6, 2022, by and among Sprint LLC, Sprint Communications LLC, and Cogent Infrastructure, Inc.	8-K	9/7/2022	2.1
4.1	Indenture, dated as of September 15, 2022 by and among T-Mobile USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee.	8-K	9/15/2022	4.1
4.2	First Supplemental Indenture, dated as of September 15, 2022, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.200% Senior Note due 2033.	8-K	9/15/2022	4.2
4.3	Second Supplemental Indenture, dated as of September 15, 2022, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.650% Senior Note due 2053.	8-K	9/15/2022	4.3
4.4	Third Supplemental Indenture, dated as of September 15, 2022, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.800% Senior Note due 2062.	8-K	9/15/2022	4.4
10.1*	License Purchase Agreement, dated as of August 8, 2022, by and among T-Mobile USA, Inc., T-Mobile License LLC and Channel 51 License Co LLC.				X
10.2*	License Purchase Agreement, dated as of August 8, 2022, by and among T-Mobile USA, Inc., T-Mobile License LLC and LB License Co, LLC.				X
10.3*	Third Amendment and Collateral Release, dated as of August 22, 2022, to the Credit Agreement, dated as of April 1, 2020, among T-Mobile USA, Inc., Deutsche Bank AG New York Branch, as administrative agent, and each of the issuing banks and lenders party thereto.	8-K	8/22/2022	10.1
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (the cover page XBRL tags)

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

T-MOBILE US, INC.

October 27, 2022	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)