Form 10-K
period 2022-12-31
T-Mobile US, Inc.
filed 2023-02-14
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $80.8 billion based on the closing sale price as reported on the NASDAQ Global Select Market. As of February 10, 2023, there were 1,219,383,110 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the definitive Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A or will be included in an amendment to this Report.

T-Mobile US, Inc.
Form 10-K
For the Year Ended December 31, 2022

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of this Form 10-K, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:
•competition, industry consolidation and changes in the market for wireless communications services and other forms of connectivity;
•criminal cyberattacks, disruption, data loss or other security breaches;
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
•the difficulties in maintaining multiple billing systems following our merger (the “Merger”) with Sprint Corporation (“Sprint”) pursuant to a Business Combination Agreement with Sprint and the other parties named therein (as amended, the “Business Combination Agreement”) and any unanticipated difficulties, disruption, or significant delays in our long-term strategy to convert Sprint’s legacy customers onto T-Mobile’s billing platforms;
•the impacts of the actions we have taken and conditions we have agreed to in connection with the regulatory proceedings and approvals of the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”), including the acquisition by DISH Network Corporation (“DISH”) of the prepaid wireless business operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Personal Communications Company LLC (“Shentel”) and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets, and the assumption of certain related liabilities (collectively, the “Prepaid Transaction”), the complaint and proposed final judgment agreed to by us, Deutsche Telekom AG (“DT”), Sprint, SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, the proposed commitments filed with the Secretary of the Federal Communications Commission (“FCC”), which we announced on May 20, 2019, certain national security commitments and undertakings, and any other commitments or undertakings entered into, including but not limited to, those we have made to certain states and nongovernmental organizations (collectively, the “Government Commitments”), and the challenges in satisfying the Government Commitments in the required time frames and the significant cumulative costs incurred in tracking and monitoring compliance over multiple years;
•adverse economic, political or market conditions in the U.S. and international markets, including changes resulting from increases in inflation or interest rates, supply chain disruptions and impacts of current geopolitical instability caused by the war in Ukraine;
•our inability to manage the ongoing commercial and transition services arrangements entered into in connection with the Prepaid Transaction, and known or unknown liabilities arising in connection therewith;
•the timing and effects of any future acquisition, divestiture, investment, or merger involving us;
•any disruption or failure of our third parties (including key suppliers) to provide products or services for the operation of our business;
•our inability to fully realize the synergy benefits from the Transactions in the expected time frame;
•our substantial level of indebtedness and our inability to service our debt obligations in accordance with their terms or to comply with the restrictive covenants contained therein;
•changes in the credit market conditions, credit rating downgrades or an inability to access debt markets;
•restrictive covenants including the agreements governing our indebtedness and other financings;
•the risk of future material weaknesses we may identify or any other failure by us to maintain effective internal controls, and the resulting significant costs and reputational damage;
•any changes in regulations or in the regulatory framework under which we operate;

•laws and regulations relating to the handling of privacy and data protection;
•unfavorable outcomes of and increased costs from existing or future regulatory or legal proceedings;
•our offering of regulated financial services products and exposure to a wide variety of state and federal regulations;
•new or amended tax laws or regulations or administrative interpretations and judicial decisions affecting the scope or application of tax laws or regulations;
•our wireless licenses, including those controlled through leasing agreements, are subject to renewal and may be revoked;
•our exclusive forum provision as provided in our Fifth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”);
•interests of DT, our controlling stockholder, that may differ from the interests of other stockholders;
•future sales of our common stock by DT and SoftBank and our inability to attract additional equity financing outside the United States due to foreign ownership limitations by the FCC; and
•our 2022 Stock Repurchase Program (as defined in Note 15 – Repurchases of Common Stock of the Notes to the Consolidated Financial Statements) may not be fully consummated, and our share repurchase program may not enhance long-term stockholder value.

In addition, historical, current, and forward-looking environmental, social and governance (“ESG”) related statements may be based on standards for measuring progress that are still developing, and internal controls and processes that continue to evolve. Our ESG initiatives are subject to additional risks and uncertainties, including regarding the evolving nature of data availability, quality, and assessment; related methodological concerns; our ability to implement various initiatives under expected timeframes, cost, and complexity; our dependency on third-parties to provide certain information and to comply with applicable laws and policies; and other unforeseen events or conditions. These factors, as well as others, may cause results to differ materially and adversely from those expressed in any of our forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Additionally, we may provide information that is not necessarily material for SEC reporting purposes but that is informed by various ESG standards and frameworks (including standards for the measurement of underlying data), internal controls, and assumptions or third-party information that are still evolving and subject to change. Our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable governmental policies, or other factors, some of which may be beyond our control.

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

PART I.

Item 1. Business

Business Overview and Strategy

Un-carrier Strategy

We are America’s supercharged Un-carrier. Through our Un-carrier strategy, we have disrupted the wireless communications services industry by actively engaging with and listening to our customers and focusing on eliminating their existing pain points. This includes providing added value and what we believe is an exceptional experience while implementing signature Un-carrier initiatives that have changed the wireless industry. We ended annual service contracts, overages, unpredictable international roaming fees and data buckets, among other things. We are inspired by a relentless customer experience focus, consistently leading the wireless industry in customer care by delivering award-winning customer experience with our “Team of Experts,” which drives our record-high customer satisfaction levels while enabling operational efficiencies.

With America’s largest, fastest, most reliable and most awarded 5G network, the Un-carrier strives to offer customers unrivaled coverage and capacity where they live, work and travel. We believe our network is the foundation of our success and powers everything we do. Our “layer cake” of spectrum provides an unmatched 5G experience to our customers, which consists of our foundational layer of low-band, our mid-band and our millimeter-wave (“mmWave”) spectrum licenses (See “Spectrum Position” below). Our layer cake broadens and deepens our nationwide 5G network, enabling accelerated innovation and increased competition in the U.S. wireless and broadband industries.

We continue to expand the footprint and improve the quality of our network, enabling us to provide what we believe are outstanding wireless experiences for customers who should not have to compromise on quality and value. Our network allows us to deliver new, innovative products and services, such as our High Speed Internet fixed wireless product, with the same customer experience focus and industry-disrupting mindset that we have adopted in our attempt to redefine the wireless communications services industry in the United States in the customers’ favor.

Our Operations

As of December 31, 2022, we provide wireless communications services to 113.6 million postpaid and prepaid customers and generate revenue by providing affordable wireless communications services to these customers, as well as a wide selection of wireless devices and accessories. We also provide wholesale wireless services to various partners, who then offer the services for sale to their customers. Our most significant expenses relate to operating and expanding our network, providing a full range of devices, acquiring and retaining high-quality customers and compensating employees. We provide services, devices and accessories across our flagship brands, T-Mobile and Metro by T-Mobile, through our owned and operated retail stores, as well as through our websites (www.t-mobile.com and www.metrobyt-mobile.com), T-Mobile app, customer care channels and through national retailers. In addition, we sell devices to dealers and other third-party distributors for resale through independent third-party retail outlets and a variety of third-party websites. The information on our websites is not part of this Form 10-K. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Services and Products

We provide mobile wireless communications services through a variety of service plan options. We also offer for sale to customers a wide selection of wireless devices, including smartphones, wearables, tablets, home broadband routers and other mobile communication devices that are manufactured by various suppliers.

Our most popular service plan offering is Magenta Max, which allows customers to subscribe for wireless communications services separately from the purchase of a device. This plan includes unlimited talk, text and data on our network, 5G access at no extra cost, scam protection features and more. We also offer an Essentials rate plan for customers who want the basics at a lower price point, as well as specific rate plans to qualifying customers, including Business, Military and Veterans, First Responder, and Unlimited 55+.

At the time of device purchase, qualified customers can finance all or a portion of the individual device or accessory purchase price over an installment period, generally of 24 months, using an equipment installment plan (“EIP”). For certain existing customers, devices are leased over an initial period of up to 18 months and may be upgraded when eligibility requirements are met.

In addition to our mobile wireless communications services, we offer High Speed Internet, which is a fixed wireless product that utilizes the excess capacity of our nationwide 5G network. Our fixed wireless product is available to millions of domestic households, providing an alternative to traditional landline internet service providers and expanding access to many people who have historically had only one choice or no access to traditional home broadband. With our High Speed Internet plan, customers can access the internet without worrying about annual service contracts, data overages or hidden fees.

We also provide products and services that are complementary to our wireless communications services, including device protection, financial services, advertising and wireline communication services to domestic and international customers. In September 2022, we entered into an agreement for the sale of the Wireline Business. See Note 16 – Wireline for additional information.

Customers

We provide wireless communications services to a variety of customers needing connectivity, but focus primarily on two categories of customers:

•Postpaid customers generally are qualified to pay after receiving wireless communications services utilizing phones, High Speed Internet, tablets, wearables, DIGITS and other connected devices; and
•Prepaid customers generally pay for wireless communications services, including High Speed Internet, in advance. Our prepaid customers include customers of T-Mobile and Metro by T-Mobile.

Our customer base includes consumers as well as business customers, who are provided services under the T-Mobile for Business brand.

We provide Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers access to our network. This access and the customer relationship are managed by wholesale partners, with whom we have commercial agreements permitting them to sell services utilizing our network.

We generate the majority of our service revenues by providing wireless communications services to postpaid and prepaid customers. Our ability to attract and retain postpaid and prepaid customers is important to our business in the generation of service revenues, equipment revenues and other revenues. In 2022, our service revenues generated by providing wireless communications services by customer category were:

•75% Postpaid customers;
•16% Prepaid customers; and
•9% Wholesale and other services.

Substantially all of our revenues for the years ended December 31, 2022, 2021 and 2020, were earned in the United States, including Puerto Rico and the U.S. Virgin Islands.

Network Strategy

Utilizing our multi-layer spectrum portfolio, our mission is to become “Famous for Network.” We have deployed low-band, mid-band and mmWave spectrum dedicated for 5G across our dense and broad network to create what we believe is America’s largest, fastest, most reliable and most awarded 5G network.

The Merger greatly enhanced our spectrum position. Integration of the spectrum and network assets acquired in the Merger is expected to continue through 2023. Our integration strategy includes deploying the acquired spectrum on the combined network assets to supplement capacity, migrating Sprint customers to our network and optimizing the combined assets by decommissioning redundant sites. As of December 31, 2022, we have decommissioned substantially all targeted Sprint macro sites. As a result of the Merger, we have achieved, and expect to continue to achieve, significant synergies and cost reductions by eliminating redundancies within our network, as well as through other business processes and operations.

Spectrum Position

We provide wireless communications services utilizing low-band spectrum licenses covering our 600 MHz and 700 MHz spectrum, mid-band spectrum licenses, such as Advanced Wireless Services (“AWS”), Personal Communications Services (“PCS”) and 2.5 GHz spectrum, and mmWave spectrum.

•We controlled, or expected to control based on previously announced auction results, an average of 388 MHz of combined low- and mid-band spectrum nationwide as of December 31, 2022. This spectrum is comprised of:
•An average of 38 MHz in the 600 MHz band;
•An average of 10 MHz in the 700 MHz band;
•An average of 14 MHz in the 800 MHz band;
•An average of 40 MHz in the 1700 MHz AWS band;
•An average of 66 MHz in the 1900 MHz PCS band;
•An average of 181 MHz in the 2.5 GHz band;
•An average of 12 MHz in the 3.45 GHz band; and
•An average of 27 MHz in the C-band.
•We controlled an average of 1,157 GHz of combined mmWave spectrum licenses.
•In January 2022, the FCC announced that we were the winning bidder of 199 licenses in Auction 110 (mid-band spectrum) for an aggregate purchase price of $2.9 billion. On May 4, 2022, the FCC issued to us the licenses won in Auction 110.
•In August 2022, we entered into license purchase agreements pursuant to which we will acquire spectrum in the 600 MHz band in exchange for total cash consideration of $3.5 billion. See Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets for additional details.
•In September 2022, the FCC announced that we were the winning bidder of 7,156 licenses in Auction 108 (2.5 GHz spectrum) for an aggregate price of $304 million. The timing of when the licenses will be issued will be determined by the FCC after all post-auction procedures have been completed.
•We plan to evaluate future spectrum purchases in future auctions and in the secondary market to further augment our current spectrum position.
•As of December 31, 2022, we had equipment deployed on approximately 79,000 macro cell sites and 41,000 small cell/distributed antenna system sites across our network.

5G Leadership

Our 5G network is America’s largest, fastest, most reliable and most awarded:

•As of December 31, 2022, our Ultra Capacity 5G utilizing mid-band and mmWave spectrum covers 263 million people.
•As of December 31, 2022, our total 5G coverage, including low-band spectrum, covers 325 million people, reaching 98% of Americans.

Competition

The wireless communications services industry is highly competitive. We are the second largest provider of wireless communications services in the U.S. as measured by our total postpaid and prepaid customers. Our competitors include other national carriers, such as AT&T Inc. (“AT&T”) and Verizon Communications, Inc. (“Verizon”). In addition, our competitors include numerous smaller and regional carriers, MVNOs, including Comcast Corporation, Charter Communications, Inc., Altice USA, Inc. and DISH, many of which offer no-contract, postpaid and prepaid service plans. Competitors also include providers who offer similar communication services, such as voice, messaging and data services, using alternative technologies. Competitive factors within the wireless communications services industry include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies and regulatory changes. Some of our competitors have shown a willingness to use aggressive pricing or offer bundled services as a potential source of differentiation.

Human Capital

Employees

As of December 31, 2022, we employed approximately 71,000 full-time and part-time employees, including network, retail, administrative and customer support functions.

Attraction and Retention

We employ a highly skilled workforce within a broad range of functions. Substantially all of our employees are located throughout the United States, including Puerto Rico, to serve our nationwide network and retail operations. Our headquarters are located in Bellevue, Washington, and Overland Park, Kansas.

We attract and retain our workforce through a dynamic and inclusive culture and by providing a comprehensive set of benefits, including:

•Competitive medical, dental and vision benefits;
•Family-building benefits designed to meet the diverse needs of our employees, including IVF and IUI, adoption and surrogacy benefits;
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
•A generous paid time off program, including paid family leave;
•Tuition assistance for all full-time and part-time employees, including full tuition partnerships with multiple schools; and
•A matching program for employee donations and volunteering.

Training and Development

Career growth and development is foundational to T-Mobile’s culture and success. We want to deliver the best experiences from the best teams, and one way we do that is by offering an array of development programs and resources to build diverse talent and empower our people to succeed through every step of their career. It is all easily accessible on our Magenta University site, which is our one-stop shop for all things career development and learning. The online learning portal is designed to put employees in the driver’s seat and give them access to mentoring, training, videos, books, job search and interview tips, and much more.

By strategically investing in the following three key areas of career development and learning, we are developing our talent now and for the future.

•Evolve skills and careers – Learn every day, champion relentless improvement, develop critical skills, explore career possibilities, and build the desired career;
•Advance leadership expertise – Build critical leadership capabilities, enable leadership growth at all levels, and develop skills to lead in the future; and
•Champion diversity, equity and inclusion (“DE&I”) - Promote inclusive habits and behaviors, enhance belonging and connectedness, and advocate for equitable opportunities.

Diversity, Equity and Inclusion

DE&I have always been a part of the Un-carrier culture, and we are committed to having DE&I touch every aspect of our future. Our Equity in Action Plan is a five-year plan that spans the values we live by, how we invest in and provide opportunities for our employees, how we select the suppliers we do business with and how we advocate for our communities.

For our employees, we have established six DE&I Employee Resource Groups and four sub-affinity groups that have helped us establish and maintain a culture of inclusion. Currently, we have over 45 DE&I chapters across the nation that help spearhead volunteer opportunities, events and meaningful conversation with employees at a local level. Our DE&I Employee Resource Groups include the following:

•Accessibility Community at T-Mobile;
•Multicultural Alliance;
•Asia Pacific & Allies Network;
•Black Empowerment Network;
•Indigenous Peoples Network;
•Magenta Latinx Network;
•Multigenerational Network;
•Pride;
•Veterans & Allies Network; and
•Women & Allies Network.

As part of T-Mobile’s Equity In Action Plan and Promises, we have established an External Diversity and Inclusion Council in connection with our civil rights memorandum of understanding. The council includes civil rights leaders representing a wide range of underrepresented communities. Together with T-Mobile, the council will help identify ways to improve our efforts in focus areas such as corporate governance, workforce recruitment and retention, procurement, entrepreneurship, philanthropy and community investment. Since April 2020, we have achieved a significant portion of the Equity In Action Promises.

As DE&I are instrumental to our culture and values, we are also on a mission to create fair and equitable opportunities for all suppliers, including veteran-owned, disability-owned, woman-owned, minority-owned, LGBT-owned and small and disadvantaged businesses. We have implemented a Supplier Diversity Category Management Strategy for our network technology procurement organization to help identify opportunities and develop actionable targets for progress on this topic.

Environmental Sustainability

Reducing Carbon Footprint

We are working to reduce the impact of our operations on the climate by setting carbon reduction goals that are aligned with science and investing in renewable energy. We are reducing our carbon footprint through several initiatives, including:

•Setting a science-based net-zero target for 2040 that includes Scope 1, 2 and 3 emissions;
•Investing in renewable energy, as evidenced by our RE100 pledge, a global initiative that unites businesses committed to 100% renewable electricity. We first met this goal in 2021 and then again in 2022 by matching our electricity usage with renewable energy credits acquired through a variety of sources, including through our engagement in Virtual Power Purchasing Agreements and a Green Direct tariff agreement with nine clean energy providers for expected annual provision of approximately 3.5 million megawatt hours of renewable electricity;
•Continuously testing and evaluating new, efficient equipment for our facilities, including switch stations, cell sites, retail stores and customer experience centers to reduce energy consumption; and
•Promoting the circular economy through our device reuse and recycle program, which collects millions of devices for reuse, resale, and recycling annually.

Responsible Sourcing

We believe our suppliers are a valuable extension of our business and corporate values. Our Supplier Code of Conduct outlines expectations around ethical business practices for our suppliers. We require our suppliers to operate in full compliance with the laws, rules, regulations and ethical standards of the countries in which they operate or provide products or services. We expect our suppliers to share our commitment to ethical conduct and environmentally responsible business practices while they conduct business with or on behalf of us.

We employ a third-party risk management (“TPRM”) process to screen for anti-corruption, global sanctions, human rights and environmental risks before engaging with a supplier. Our TPRM process also continuously monitors current suppliers for policy violations and risks.

Regulation

The FCC regulates many key aspects of our business, including licensing, construction, the operation and use of our network, modifications of our network, control and ownership of our licenses and authorizations, the sale, transfer and acquisition of certain licenses, domestic roaming arrangements and interconnection agreements, pursuant to its authority under the Communications Act of 1934, as amended (“Communications Act”). The FCC has a number of complex requirements that affect our operations and pending proceedings regarding additional or modified requirements that could increase our costs or diminish our revenues. For example, the FCC has rules regarding provision of 911, 988 and E-911 services, porting telephone numbers, interconnection, roaming, internet openness or net neutrality, disabilities access, privacy and cybersecurity, consumer protection and the universal service and Lifeline programs. Many of these and other issues are being considered in ongoing proceedings, and we cannot predict whether or how such actions will affect our business, financial condition or operating results. Our ability to provide services and generate revenues could be harmed by adverse regulatory action or changes to existing laws and regulations. In addition, regulation of companies that offer competing services can impact our business indirectly.

Except for operations in certain unlicensed frequency bands, wireless communications services providers generally must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas, and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. The FCC issues each license for a fixed period of time, typically 10-15 years depending on the particular licenses. While the FCC has generally renewed licenses given to operating companies like us, the FCC has authority both to revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Furthermore, we could be subject to fines, forfeitures and other penalties for failure to comply with FCC regulations, even if any such noncompliance was unintentional. In extreme cases, penalties can include revocation of our licenses. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, results of operations and financial condition. In addition, the FCC retains the right to modify rules related to use of licensed spectrum, which could impact T-Mobile’s ability to provide services.

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

For our Educational Broadband Service (“EBS”) licenses in the 2.5 GHz band, FCC rules previously limited eligibility to hold EBS licenses to accredited educational institutions and certain governmental, religious and nonprofit entities, while permitting those license holders to lease up to 95% of their capacity for non-educational purposes. Therefore, we have historically accessed EBS spectrum primarily through long-term leasing arrangements with EBS license holders. Our EBS spectrum leases typically have an initial term equal to the remaining term of the EBS license, with an option to renew the lease for additional terms, for a total lease term of up to 30 years. On April 27, 2020, the FCC lifted the restriction on who can hold EBS licenses and the 30-year limitation on lease duration, among other changes. The elimination of these restrictions allows current license holders to sell their licenses, including to T-Mobile. While a majority of our leases have contractual provisions enabling us to match offers, we may be forced to compete with others to purchase 2.5 GHz licenses on the secondary market and expend additional capital earlier than we may have anticipated. T-Mobile has started to acquire some of these EBS licenses, but we continue to lease spectrum in this band and expect that to be the case for some time.

While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless communications services providers, certain state and local governments regulate other terms and conditions of wireless service, including billing, termination of service arrangements and the imposition of early termination fees, advertising, network outages, the use of devices while driving, service mapping, protection of consumer information, zoning and land use. Notwithstanding this federal preemption, several states are considering or have passed laws or regulations that could potentially set prices, minimum performance standards and/or restrictions on service discontinuation that could impact our business in those states.

In addition, following the FCC’s adoption of the 2017 Restoring Internet Freedom (“RIF”) Order reclassifying broadband internet access services as non-common carrier “information services”, a number of states have sought to impose state-specific net neutrality, rate-setting, and privacy requirements on providers’ broadband services. The FCC’s RIF Order expressly preempted such state efforts, which are inconsistent with the FCC’s federal deregulatory approach. In 2019, however, the DC Circuit issued a ruling largely upholding the RIF Order, but also vacating the portion of the ruling broadly preempting state/local measures regulating broadband services. The court left open the prospect that particular state laws could still unlawfully conflict with the FCC RIF Order and be preempted; court challenges to some state enactments are pending.

While most states pursuing net neutrality legislation are largely seeking to codify the repealed federal rules, there are differences in some states, notably California, which has passed separate privacy and net neutrality legislation, Colorado, Connecticut, Utah and Virginia, which have passed privacy laws; and New York, which has passed a broadband rate-setting law. There are also efforts within Congress to pass federal legislation to codify uniform federal privacy and net neutrality requirements. Ensuring the preemption of separate state requirements, including the California laws, is critical to this effort. If not preempted or rescinded, separate state requirements will impose significant business costs and could also result in increased litigation costs and enforcement risks. State authority over wireless broadband services will remain unsettled until final action by the courts or Congress.

In addition, the Federal Trade Commission (“FTC”) and other federal agencies have jurisdiction over some consumer protection matters and the elimination and prevention of anticompetitive business practices with respect to the provision of non-common carrier services. Further, the FCC and the Federal Aviation Administration regulate the siting, lighting and construction of transmitter towers and antennae. Tower siting and construction are also subject to state and local zoning, as well as federal statutes regarding environmental and historic preservation. The future costs to comply with all relevant regulations are, to some extent, unknown, and changes to regulations, or the applicability of regulations, could result in higher operating and capital expenses, or reduced revenues in the future.

Available Information

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are also publicly available free of charge on the investor relations section of our website at investor.t-mobile.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our corporate governance guidelines, director selection guidelines, code of ethics for senior financial officers, code of business conduct, speak up policy, supplier code of conduct, and charters for the audit, compensation, nominating and corporate governance, executive and CEO selection committees of our Board of Directors are also posted on the investor relations section of our website at investor.t-mobile.com. The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

Risks Related to Our Business and the Wireless Industry

Competition, industry consolidation, and changes in the market for wireless communications services and other forms of connectivity could negatively affect our ability to attract and retain customers and adversely affect our business, financial condition and operating results.

We have multiple competitors that possess either more or different access to wireless assets, and yet we compete for customers based principally on service/device offerings, price, network coverage, speed and quality, and customer service. We expect the wireless industry’s customer growth rate to moderate over time in comparison with historical growth rates, leading to ongoing competition for customers. We also expect that our customers’ appetite for data services will place increasing demands on wireless service providers. This competition and increasing demands for data services will continue to put pressure on pricing and margins as companies, including us, compete for a relatively fixed pool of customers with an ever-expanding variety of products and services. Our ability to compete will depend upon, among other things, continued absolute and relative improvement in network quality, capacity and customer service, effective marketing and selling of products and services, innovation, and attractive pricing, all of which will involve significant expenses.

We face increased competition from other service providers in the connectivity sector from within and outside of the wireless industry, including from cable, fiber and satellite providers, as industry sectors converge. Cable companies such as Comcast, Charter, and Altice are diversifying outside cable, voice and broadband services to also offer wireless services. Fiber companies such as Lumen Technologies and Windstream have announced plans for fiber buildouts, often supported by government funding. We expect DISH, which has already acquired several MVNOs, to build a wireless network and offer competitive postpaid and prepaid wireless service plans. Verizon and AT&T have refocused on connectivity services, including fiber builds and deployment of next generation wireless technology, and we expect both companies to increase competitive pressure, including by expanding partnerships and offerings. These factors could make it more difficult for us to continue to attract and retain customers, by adversely affecting our competitive position and ability to grow, including affecting our fixed wireless High Speed Internet growth plans, which could have a material adverse effect on our business, financial condition, and operating results.

We have seen, and continue to expect, additional joint ventures, mergers, acquisitions, and strategic alliances in the converged connectivity sector, which could result in larger competitors competing for a limited number of customers. Further consolidation could negatively impact our businesses, including wholesale. For example, we have experienced and will continue to experience declining revenues from our wholesale business as Verizon migrates legacy TracFone customers off the T-Mobile network and DISH services more of its Boost Mobile customers with their standalone network. Our competitors may also enter into exclusive handset, device, or content arrangements, execute pervasive advertising and marketing campaigns, or otherwise improve their cost position relative to ours, making it more difficult for us to compete and negatively impacting our business. In addition, refusal of our competitors and partners to provide critical access to resources and inputs, such as roaming and/or backhaul services to us, on reasonable terms could negatively impact our business.

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

In August 2021, we disclosed that our systems were subject to a criminal cyberattack that compromised certain data of millions of our current customers, former customers, and prospective customers, including, in some instances, social security numbers, names, addresses, dates of birth and driver’s license/identification numbers. With the assistance of outside cybersecurity experts, we located and closed the unauthorized access to our systems and identified current, former, and prospective customers whose information was impacted and notified them, consistent with state and federal requirements. We have incurred certain cyberattack-related expenses, including costs to remediate the attack, provide additional customer support and enhance customer protection, and expect to incur additional expense in future periods resulting from the attack. For more information, see “Recent Cyberattacks” in the Overview section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result of the August 2021 cyberattack, we are subject to numerous claims, lawsuits and regulatory inquiries, the ongoing costs of which may be material, and we may be subject to further regulatory inquiries and private litigation. For more information, see “– Contingencies and Litigation – Litigation and Regulatory Matters” in Note 19 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

In January 2023, we disclosed that a bad actor was obtaining data through a single Application Programming Interface (“API”) without authorization. Based on our investigation to date, the impacted API is only able to provide a limited set of customer account data, including name, billing address, email, phone number, date of birth, T-Mobile account number and information such as the number of lines on the account and plan features. The result from our investigation to date indicates that the bad actor(s) obtained data from this API for approximately 37 million current postpaid and prepaid customer accounts, though many of these accounts did not include the full data set. We believe that the bad actor first retrieved data through the impacted API starting on or around November 25, 2022. We continue to investigate the incident and have notified individuals whose information was impacted consistent with state and federal requirements.

As a result of the August 2021 cyberattack and the January 2023 cyberattack, we may incur significant costs or experience other material financial impacts, which may not be covered by, or may exceed the coverage limits of, our cyber liability insurance, and such costs and impacts may have a material adverse effect on our business, reputation, financial condition, cash flows and operating results.

In addition to the recent cyberattacks, we have experienced other unrelated immaterial incidents involving unauthorized access to certain Confidential Information. Typically, these incidents have involved attempts to commit fraud by taking control of a customer’s phone line, often by using compromised credentials. In other cases, the incidents have involved unauthorized access to certain of our customers’ private information, including credit card information, financial data, social security numbers or passwords, and to certain of our intellectual property.

Our procedures and safeguards to prevent unauthorized access to Confidential Information and to defend against cyberattacks seeking to disrupt our operations must be continually evaluated and enhanced to address the ever-evolving threat landscape and changing cybersecurity regulations. These preventative actions require the investment of significant resources and management time and attention. Additionally, we do not have control of the cybersecurity systems, breach prevention, and response protocols of our third-party providers. While T-Mobile may have contractual rights to assess the effectiveness of many of our providers’ systems and protocols, we do not have the means to know or assess the effectiveness of all of our providers’ systems and controls at all times. We cannot provide any assurances that actions taken by us, or our third-party providers, will adequately repel a significant cyberattack or prevent or substantially mitigate the impacts of cybersecurity breaches or misuses of Confidential Information, unauthorized access to our networks or systems or exploits against third-party environments, or that we, or our third-party providers, will be able to effectively identify, investigate, and remediate such incidents in a timely manner or at all. We expect to continue to be the target of cyberattacks, given the nature of our business, and we expect the same with respect to our third-party providers. If we fail to protect Confidential Information or to prevent operational disruptions from future cyberattacks, there may be a material adverse effect on our business, reputation, financial condition, cash flows, and operating results.

If we are unable to take advantage of technological developments on a timely basis, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Significant technological changes continue to impact our industry. In order to grow and remain competitive, we will need to adapt to changes in available technology, continually invest in our network, increase network capacity, enhance our existing offerings, and introduce new offerings to meet our current and potential customers’ changing service demands. Enhancing our network, including the ongoing deployment of our 5G network, is subject to risks related to equipment changes and the migration of customers from older technologies. Negative public perception of, and regulations regarding, the perceived health risks relating to 5G networks could undermine market acceptance of our 5G services. Adopting new and sophisticated technologies may result in implementation issues, such as scheduling and supplier delays, unexpected or increased costs, technological constraints, regulatory permitting issues, customer dissatisfaction, and other issues that could cause delays in launching new technological capabilities, which in turn could result in significant costs or reduce the anticipated benefits of the upgrades. If our new services fail to retain or gain acceptance in the marketplace or if costs associated with these services are higher than anticipated, this could have a material adverse effect on our business, brand, financial condition, and operating results.

We rely on highly skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture.

The market for highly skilled workers and leaders is extremely competitive. We believe our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented personnel for all areas of our organization, including our CEO and the other members of our senior leadership team. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions, changes to U.S. immigration policy, competitors’ hiring and remote working policies and practices, employee intolerance for the significant changes within, and demands on, our Company and our industry, and the effectiveness of our compensation programs. If key employees depart or we are unable to recruit successfully, our business could be negatively impacted. Further, inflationary cost pressures may increase our costs, including employee compensation, and lead to increased employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does.

In addition, certain members of our senior leadership team, including our CEO have term employment agreements with us. Our inability to extend the terms of these employment agreements or to replace these members of our senior leadership team at the end of their terms with qualified and capable successors could hinder our strategic planning and execution.

In addition, the new hybrid work model introduced during the global COVID-19 pandemic (the “Pandemic”) required T-Mobile to change and evolve our company culture. As our culture continues to evolve, we may experience adverse impacts on our ability to attract, retain and motivate key personnel, as existing and prospective employees may experience uncertainty about their future roles with us. If key employees depart, our business could be negatively impacted. We may incur significant costs in identifying, hiring and replacing employees, and we may lose significant expertise and talent. As a result, we may not be able to meet our business plan, and our business, financial condition and operating results may be materially adversely affected.

System failures and business disruptions may prevent us from providing reliable service, which could materially adversely affect our reputation and financial condition.

We rely upon systems and networks - those of third-party suppliers and other providers, in addition to our own - to provide and support our service offerings. System, network, or infrastructure failures resulting from a number of causes may prevent us from providing reliable service. Examples of these risks include:

•physical damage, power surges or outages, equipment failure, or other service disruptions with respect to both our wireless and wireline networks, including those resulting from severe weather, storms and natural disasters, which may occur more frequently or with greater intensity as a result of global climate change, public health crises, terrorist attacks, political instability and volatility and acts of war;
•chronic changes in physical conditions, such as sea-level rise or changes in temperature or precipitation patterns, which may impact the operating conditions of our infrastructure or other infrastructure we rely on;
•human error, such as responding to deceptive communications or unintentionally executing malicious code;
•unauthorized access to our IT and business systems or to our network and critical infrastructure and those of our suppliers and other providers;
•supplier failures or delays; and
•system failures or outages of our business systems or communications network.

Such events could cause us to lose customers and revenue, incur expenses, suffer reputational damage, and subject us to fines, penalties, adverse actions or judgments, litigation, or governmental investigations. Remediation costs could include liability for information loss, costs of repairing infrastructure and systems, and/or costs of incentives offered to customers. Our insurance may not cover or may not be adequate to fully reimburse us for costs and losses associated with such events, and such events may also impact the availability of insurance at costs and other terms we find acceptable for future events.

The scarcity and cost of additional wireless spectrum, and regulations relating to spectrum use, may adversely affect our business, financial condition, and operating results.

We continue to deploy spectrum to expand and deepen our 5G coverage, maintain our quality of service, meet increasing customer demands, and deploy new technologies. In order to expand and differentiate from our competitors, we will continue to actively seek to make additional investment in spectrum, which could be significant.

The continued interest in, and acquisition of, spectrum by existing carriers and others, including speculators, may reduce our ability to acquire and/or increase the cost of acquiring spectrum in the secondary market, including leasing, or purchasing additional spectrum in the 2.5 GHz band, or negatively impact our ability to gain access to spectrum through other means, including government auctions. Additionally, increased interest from third parties in acquiring spectrum may make it difficult to renew leases of some of our existing 2.5 GHz spectrum holdings in the future. Additionally, the FCC may not be able to provide sufficient additional spectrum to auction or we may be unable to secure the spectrum necessary to maintain or enhance our competitive position in any auction we may elect to participate in or in the secondary market, on favorable terms or at all. Any return on our investment in spectrum depends on our ability to attract additional customers and to provide additional services and usage to existing customers.

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

We are modernizing our billing system architecture for our customers. As part of this strategy, we are converting Sprint’s legacy customers onto T-Mobile’s billing platforms. As a result, we will operate and maintain multiple billing systems until such conversion is completed. Any unanticipated difficulties, disruption, or significant delays in either of these efforts could have adverse operational, financial, and reputational effects on our business.

We are currently operating and maintaining multiple billing systems and supporting platforms. We expect to continue to do so until successful conversion of Sprint’s legacy customers to T-Mobile’s existing billing platforms. We may encounter unanticipated difficulties or experience delays in the ongoing integration efforts with respect to billing, causing major system or business disruptions. In addition, we or our supporting vendors may experience errors, cyber-attacks or other operational disruptions that could negatively impact us and over which we may have limited control. Interruptions and/or failure of these billing systems could disrupt our operations and impact our ability to provide or bill for our services, retain customers, attract new customers, or negatively impact overall customer experience. Any occurrence of the foregoing could cause material adverse effects on our operations and financial condition, and/or material weaknesses in our internal control over financial reporting and reputational damage.

The challenges in satisfying the large number of Government Commitments in the required time frames and the significant cumulative cost incurred in tracking, monitoring, and complying with them over multiple years could continue to adversely impact our business, financial condition, and operating results.

In connection with the regulatory proceedings and approvals required to close the Transactions, we agreed to fulfill various Government Commitments. These Government Commitments include, among other things, extensive 5G network build-out commitments, obligations to deliver high-speed wireless services to the vast majority of Americans and marketing our in-home fixed wireless product to households where spectrum capacity is sufficient. Other Government Commitments relate to national security, pricing and availability of rate plans, employment, substantial monetary contributions to support several different organizations, and implementation of diversity, equity and inclusion initiatives. Most Government Commitments have specified time frames for compliance and reporting, and we continue to focus on taking the actions required to fulfill them. Any failure to fulfill our obligations under these Government Commitments in a timely manner could result in substantial fines, penalties, or other legal and administrative actions and/or reputational harm.

We expect to continue incurring significant costs, expenses, and fees to track, monitor, comply with and fulfill our obligations under these Government Commitments over a number of years. In addition, abiding by the Government Commitments may divert our management’s time and energy away from other business operations and could force us to make business decisions we would not otherwise make and forego taking actions that might be beneficial to the Company. The challenges in continuing to satisfy the large number of Government Commitments in the required time frames and the cost incurred in tracking, monitoring, and complying with them could also adversely impact our business, financial condition and operating results and hinder our ability to effectively compete.

Economic, political and market conditions may adversely affect our business, financial condition, and operating results.

Our business, financial condition and operating results are sensitive to changes in general economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, economic growth, energy costs, rates of inflation (or concerns about deflation), supply chain disruptions, impacts of current geopolitical instability caused by the war in Ukraine, and other macro-economic factors.

The wireless industry, broadly, is dependent on population growth, as a result, we expect the wireless industry’s customer growth rate to be moderate in comparison with historical growth rates, leading to ongoing competition for customers. In addition, the Government Commitments place certain limitations on our ability to increase prices, which limits our ability to pass along growing costs to customers. Rising prices for goods, services, and labor due to inflation could adversely impact our margins and/or growth.

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

In connection with the closing of the Prepaid Transaction, we and DISH entered into certain commercial and transition services arrangements, including a Master Network Services Agreement (the “MNSA”) and a license purchase agreement (the “DISH License Purchase Agreement”). Pursuant to the MNSA, DISH will receive network services from the Company for a period of seven years. As set forth in the MNSA, the Company will provide DISH, among other things, (a) legacy network services for certain Boost Mobile prepaid end users on the Sprint network, (b) T-Mobile network services for certain end users that have been migrated to the T-Mobile network or provisioned on the T-Mobile network by or on behalf of DISH and (c) infrastructure mobile network operator services to assist in the access and integration of the DISH network. Pursuant to the DISH License Purchase Agreement, DISH has agreed to purchase all of Sprint’s 800 MHz spectrum (approximately 13.5 MHz of nationwide spectrum) for a total of approximately $3.6 billion in a transaction to be completed, subject to certain additional closing conditions, following an application for FCC approval to be filed three years following the closing of the Merger; provided, however, that if DISH breaches the DISH License Purchase agreement prior to the closing or fails to deliver the purchase price following the satisfaction or waiver of all closing conditions, DISH’s sole liability will be to pay us a fee of approximately $72 million. In such instance, T-Mobile is required, unless otherwise approved under the Consent Decree, to conduct an auction of all of Sprint’s 800 MHz spectrum under the terms set forth in the Consent Decree, but would not be required to divest such spectrum for an amount less than $3.6 billion. The parties are required to file an application for the transfer by April 1, 2023. The covered spectrum sale must occur within the later of three years after the closing of the Prepaid Transaction and five days after receipt of the approval from the FCC of the application.

Failure to successfully manage these ongoing commercial and transition services arrangements entered into in connection with the Prepaid Transaction and liabilities arising in connection therewith may result in material unanticipated problems, including diversion of management time and energy, significant expenses and liabilities. There may also be other potential adverse consequences and unforeseen increased expenses, or liabilities associated with the Prepaid Transaction, the occurrence of which could materially impact our business, financial condition, liquidity, and operating results. In addition, there may be an increase in competition from DISH and other third parties that DISH may enter into commercial agreements with, who are significantly larger and with greater resources and scale advantages as compared to us. Such increased competition may result in our loss of customers and other business relationships.

Any acquisition, divestiture, investment, or merger may subject us to significant risks, any of which may harm our business.

We may pursue acquisitions of, investments in or mergers with other companies, or the acquisition of technologies, services, products or other assets, that we believe would complement or expand our business. We may also elect to divest some of our assets to third parties. Some of these potential transactions could be significant relative to the size of our business and operations. Any such transaction would involve a number of risks and could present financial, managerial and operational challenges, including:

•diversion of management attention from running our existing business;
•increased costs to integrate the networks, spectrum, technology, personnel, customer base and business practices of the company involved in any such transaction with our business;
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

For any or all of these reasons, as well as unknown risks, acquisitions, divestitures, investments, or mergers may have a material adverse effect on our business, financial condition and operating results.

We rely on third parties to provide products and services for the operation of our business, and the failure or inability of such parties to provide these products or services could adversely affect our business, financial condition, and operating results.

We have a diverse set of suppliers to help us develop, maintain, and troubleshoot products and services such as wireless and wireline network components, software development services, and billing and customer service support. However, in certain areas such as, billing services, voice, and data communications transport services, wireless or wireline network infrastructure equipment, handsets, other devices, back-office processes and payment processing, there are a limited number of suppliers who can provide adequate support for us, which decreases our flexibility to switch to alternative third parties. Unexpected termination of our arrangement with any of these suppliers or difficulties in renewing our commercial arrangements with them could have a material and adverse effect on our business operations.

Our suppliers are also subject to their own risks, including, but not limited to, economic, financial and credit conditions, labor force disruptions, geopolitical tensions, disruptions in global supply chain and the risks of natural catastrophic events such as earthquakes, floods, hurricanes, and public health crises such as the Pandemic which may result in performance below the levels required by their contracts. Our business could be severely disrupted if critical suppliers or service providers fail to comply with their contracts or if we experience delays or service degradation during any transition to a new outsourcing provider or other supplier or if we are required to replace the supplied products or services with those from another source, especially if the replacement becomes necessary on short notice. Any such disruptions could have a material adverse effect on our business, financial condition, and operating results.

Further, some of our suppliers may provide services from outside of the United States, which carries additional regulatory and legal obligations. We rely on suppliers to provide us with contractual assurances and to disclose accurate information regarding risks associated with their provision of products or services in accordance with our policies and standards, including our Supplier Code of Conduct and our third-party risk management practices. The failure of our suppliers to comply with our expectations and policies could expose us to additional legal and litigation risks and lead to unexpected contract terminations.

We may not fully realize the synergy benefits from the Transactions in the expected time frame.

Our ability to realize the expected benefits from the Merger will depend on our ability to integrate the two businesses in a manner that facilitates growth opportunities and achieves the projected cost savings. Although we have completed a number of integration activities, we continue the process and may incur additional expenses as a result of challenges in combining operations such as:

•difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure, and supplier and vendor arrangements;
•difficulties in operating and maintaining multiple billing and related support systems until conversion is completed;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•compliance with Government Commitments relating to national security; and
•other potential adverse consequences and unforeseen increased expenses or liabilities associated with the Transactions.

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

Our ability to service our substantial debt obligations will depend on future performance, which will be affected by business, economic, market and industry conditions and other factors, including our ability to achieve the expected benefits of the Transactions. There is no guarantee that we will be able to generate sufficient cash flow to service our debt obligations when due. If we are unable to meet such obligations or fail to comply with the financial and other restrictive covenants contained in the agreements governing such debt obligations, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices or make additional borrowings. We may not be able to, at any given time, refinance our debt, sell assets, or make additional borrowings on commercially reasonable terms or at all, which could have a material adverse effect on our business, financial condition, and operating results.

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

In addition, any hedging agreements we may enter into to limit our exposure to interest rate increases or foreign currency fluctuations may not offer complete protection from these risks or may be unsuccessful, and consequently may effectively increase the interest rate we pay on our debt or the exchange rate with respect to any debt we may incur in a foreign currency, and any portion not subject to such hedging agreements would have full exposure to interest rate increases or foreign currency fluctuations, as applicable. If any financial institutions that are parties to our hedging agreements were to default on their payment obligations to us, declare bankruptcy or become insolvent, we would be unhedged against the underlying exposures. Any posting of collateral by us under our hedging agreements and the modification or termination of any of our hedging agreements could negatively impact our liquidity or other financial metrics. Any of these risks could have a material adverse effect on our business, financial condition, and operating results.

The agreements governing our indebtedness and other financings include restrictive covenants that limit our operating flexibility.

The agreements governing our indebtedness and other financings impose operating and financial restrictions. These restrictions, subject in certain cases to customary baskets, exceptions and maintenance and incurrence-based financial tests, together with our debt service obligations, may limit our ability to engage in transactions and pursue strategic business opportunities. These restrictions could limit our ability to obtain debt financing, refinance or pay principal on our outstanding indebtedness, complete acquisitions for cash or indebtedness or react to business, economic, market and industry conditions and other changes in our operating environment or the economy. Any future indebtedness that we incur may contain similar or more restrictive covenants. Any failure to comply with the restrictions of our debt agreements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these and other agreements, giving our lenders the right to terminate the commitments they had made or the right to require us to repay all amounts then outstanding plus any interest, fees, penalties, or premiums. An event of default may also compel us to sell certain assets securing indebtedness under certain of these agreements.

Credit rating downgrades and/or inability to access debt markets could adversely affect our business, cash flows, financial condition, and operating results.

Credit ratings impact the cost and availability of future borrowings and, as a result, cost of capital. Our current ratings reflect each rating agency’s opinion of our financial strength, operating performance, and ability to meet our debt obligations. Our capital structure and business model are reliant on continued access to debt markets. Each rating agency reviews our ratings periodically, and there can be no assurance that such ratings will be maintained in the future. A downgrade in our corporate rating and/or our issued debt ratings could impact our ability to access debt markets and adversely affect our business, cash flows, financial condition, and operating results.

Risks Related to Legal and Regulatory Matters

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence regarding our financial statements and reputational damage.

Under Section 404 of the Sarbanes-Oxley Act, we, along with our independent registered public accounting firm, are required to report on the effectiveness of our internal control over financial reporting. There can be no assurance that remediation of any material weaknesses that may be identified would be completed in a timely manner or that the remedial measures will prevent other control deficiencies or material weaknesses. If we are unable to remediate material weaknesses in internal control over financial reporting, then our ability to analyze, record and report financial information free of material misstatements, to prepare financial statements within the time periods specified by the rules and forms of the SEC and otherwise to comply with the requirements of Section 404 of the Sarbanes-Oxley Act would be negatively impacted. As a result, we may experience negative impacts to our business financial condition or operating results, which would restrict our ability to access the capital markets, require the expenditure of significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties, investigations, or judgments, harm our reputation, or otherwise cause a decline in trading price of our stock and investor confidence.

Changes in regulations or in the regulatory framework under which we operate could adversely affect our business, financial condition, and operating results.

We are subject to regulatory oversight by various federal, state, and local agencies, as well as judicial review and actions, on issues related to the wireless industry that include, but are not limited to, roaming, interconnection, spectrum allocation and licensing, facilities siting, pole attachments, intercarrier compensation, Universal Service Fund, 911 services, consumer protection, consumer privacy, and cybersecurity. We are also subject to regulations in connection with other aspects of our business, including device financing and insurance activities.

The FCC regulates the licensing, construction, modification, operation, ownership, sale, and interconnection of wireless communications systems, as do some state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and the resolution of issues of interference between operators in the same or adjacent spectrum bands. Changes necessary to resolve interference issues or concerns may have a significant impact on our ability to fully utilize our spectrum. As an example, we recently won spectrum licenses in the so-called “C band” to support our continued rollout of 5G technology and services. There have been concerns raised that use of this spectrum by wireless carriers for 5G deployment could interfere with the altimeters in certain aircraft, and there is an ongoing discussion between the industry, the FCC, and the FAA as to whether and how 5G operations should be limited around airports. Additionally, the FTC and other federal and state agencies have asserted that they have jurisdiction over some consumer protection matters, and the elimination and prevention of anticompetitive business practices with respect to the provision of wireless products and services.

We cannot assure that the FCC or any other federal, state, or local agencies will not adopt regulations, implement new programs, or take enforcement or other actions that would adversely affect our business, impose new costs, or require changes in current or planned operations, including timing of the shutdown of legacy technologies. For example, in response to the Pandemic, the California Public Utilities Commission adopted a resolution providing a moratorium on customer disconnects and late fees for certain California customers facing financial hardship. Additionally, in 2015 and 2016, the FCC established net neutrality and privacy regimes that applied to our operations. Both sets of rules potentially subjected some of our initiatives and practices to more burdensome requirements and heightened scrutiny by federal and state regulators, the public, edge providers, and private litigants regarding whether such initiatives or practices are compliant. While the FCC rules were largely rolled back in December 2017, the current FCC updated transparency obligations to require nutrition-style broadband label disclosures effective potentially in 2023 that could prompt regulatory inquiries, and the FCC could decide to establish new net neutrality requirements. In addition, some states and other jurisdictions have enacted laws in these areas (including, for example, California and other states’ net neutrality laws, the CCPA and CPRA as discussed below) and others are considering enacting similar laws. It also is uncertain what rules may be promulgated under the current administration (e.g., the FTC has discussed promulgating privacy rules), perpetuating the risk and uncertainty regarding the regulatory environment and compliance around these issues.

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

Failure to comply with applicable regulations could have a material adverse effect on our business, financial condition, and operating results. We could be subject to fines, forfeitures, and other penalties (including, in extreme cases, revocation of our spectrum licenses) for failure to comply with the FCC or other governmental regulations, even if any such noncompliance was unintentional. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, financial condition, and operating results.

Laws and regulations relating to the handling of privacy and data protection may result in increased costs, legal claims, fines against us, or reputational damage.

In January 2020, the California Consumer Privacy Act (the “CCPA”) became effective, creating new data privacy rights for California residents and new compliance obligations for us and industry in general, in addition to private rights of action for certain types of data breaches. Moreover, new privacy laws are being developed and/or enacted in many jurisdictions, for example, in Colorado, Utah, Connecticut, Virginia, and in California, where the California Privacy Rights Act (“CPRA”) (which modifies the CCPA) recently became effective. All of these new privacy laws and others that we expect to be developed and enacted going forward will impose additional data protection obligations and potential liability on companies such as ours doing business in those states.

We have incurred and will continue to incur significant implementation costs to ensure compliance with the CCPA, the CPRA, new privacy laws in other states, and their related regulations, including managing the complexity of laws that vary from state to state. Both federal and state governments are considering additional privacy laws and regulations which, if passed, could further impact our business, strategies, offerings, and initiatives and cause us to incur further costs. Any actual or perceived failure to comply with the CCPA, CPRA, other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breaches, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.

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

In connection with the Transactions, we became subject to a number of legal proceedings, including a putative shareholder class action and derivative lawsuit and a putative antitrust class action. For more information, see “– Contingencies and Litigation – Litigation and Regulatory Matters” in Note 19 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements. It is possible that stockholders of T-Mobile and/or Sprint may file additional putative class action lawsuits or shareholder derivative actions against the Company and the legacy T-Mobile board of directors and/or the legacy Sprint board of directors. Among other remedies, these stockholders could seek damages. The outcome of any litigation is uncertain and any such potential lawsuits could result in substantial costs and may be costly and distracting to management.

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

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating Section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. We recorded an accrual for an estimated payment amount as of March 31, 2020, which is included in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

As a result of the August 2021 cyberattack, we are subject to numerous lawsuits, including consolidated class action lawsuits seeking unspecified monetary damages, mass consumer arbitrations, a shareholder derivative lawsuit and inquiries by various government agencies, law enforcement and other governmental authorities, and we may be subject to further regulatory inquiries and private litigation. We are cooperating fully with regulators and vigorously defending against the class actions and other lawsuits. On July 22, 2022, we entered into an agreement to settle the consolidated class action lawsuit. On July 26, 2022, we received preliminary approval of the proposed settlement, which remains subject to final court approval. The court conducted a final approval hearing on January 20, 2023, and we await a ruling from the court. If approved by the court, under the terms of the proposed settlement, we would pay an aggregate of $350 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. We would also commit to an aggregate incremental spend of $150 million for data security and related technology in 2022 and 2023. In connection with the proposed class action settlement and other settlements of separate consumer claims that have been previously completed or are currently pending, we recorded a total pre-tax charge of approximately $400 million during the three months ended June 30, 2022. In light of the inherent uncertainties involved in such matters and based on the information currently available to us, we believe it is reasonably possible that we could incur additional losses associated with these proceedings and inquiries, and we will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. In addition, in connection with the January 2023 cyberattack, we have received notices of consumer class actions and regulatory inquires, to which we will respond to in due course. Ongoing legal and other costs related to these proceedings and inquiries, as well as any potential future proceedings and inquiries related to the August 2021 cyberattack and the January 2023 cyberattack, may be substantial, and losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries could be significant and have a material adverse impact on our business, reputation, financial condition, cash flows and operating results.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the laws are issued or applied. In many cases, the application of existing, newly enacted or amended tax laws may be uncertain and subject to different interpretations, especially when evaluated against new technologies and telecommunications services, such as broadband internet access and cloud-related services and in the context of our merger with Sprint. Legislative changes, administrative interpretations and judicial decisions affecting the scope or application of tax laws could also impact revenue reported and taxes due on tax inclusive plans. Additionally, failure to comply with any of the tax laws could subject us to additional taxes, fines, penalties, or other adverse actions.

In the event that federal, state, and/or local municipalities were to significantly increase taxes and regulatory or public safety charges on our network, operations, or services, or seek to impose new taxes or charges, it could have a material adverse effect on our business, financial condition, and operating results.

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

Risks Related to Ownership of Our Common Stock

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain actions and proceedings, which could limit the ability of our stockholders to obtain a judicial forum of their choice for disputes with the Company or its directors, officers or employees.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or employee of the Company to the Company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, the Certificate of Incorporation or the Company's bylaws or (iv) any other action asserting a claim arising under, in connection with, and governed by the internal affairs doctrine. This choice of forum provision does not waive our compliance with our obligations under the federal securities laws and the rules and regulations thereunder. Moreover, the provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or by the Securities Act of 1933, as amended.

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

DT controls a majority of the voting power of our common stock and the T-Mobile trademarks we utilize in our business, and may have interests that differ from the interests of our other stockholders.

DT is a party to the SoftBank Proxy Agreement (as defined in Note 14 – SoftBank Equity Transaction to the Consolidated Financial Statements). In addition, on June 22, 2020, DT, Claure Mobile LLC (“CM LLC”), and Marcelo Claure entered into a Proxy, Lock-up and ROFR Agreement (the “Claure Proxy Agreement” and together with the SoftBank Proxy Agreement, the “Proxy Agreements”). Pursuant to the Proxy Agreements, at any meeting of our stockholders, the shares of our common stock beneficially owned by SoftBank or CM LLC will be voted in the manner as directed by DT. In addition, DT holds direct and indirect call options that give DT the right to acquire up to approximately 35 million shares of our common stock held by SoftBank.

Accordingly, DT controls a majority of the voting power of our common stock and therefore we are a “controlled company,” as defined in the NASDAQ Stock Market LLC (“NASDAQ”) listing rules, and we are not subject to NASDAQ requirements that would otherwise require us to have a majority of independent directors, a nominating committee composed solely of independent directors or a compensation committee composed solely of independent directors. Accordingly, our stockholders will not be afforded the same protections as stockholders of other NASDAQ-listed companies generally receive with respect to corporate governance for so long as we rely on these exemptions from the corporate governance requirements.

In addition, pursuant to our Certificate of Incorporation and the Second Amended and Restated Stockholders’ Agreement, as long as DT beneficially owns 30% or more of our outstanding common stock, we are restricted from taking certain actions without DT’s prior written consent, including (i) incurring indebtedness above certain levels based on a specified debt to cash flow ratio, (ii) taking any action that would cause a default under any instrument evidencing indebtedness involving DT or its affiliates, (iii) acquiring or disposing of assets or entering into mergers or similar acquisitions in excess of $1.0 billion, (iv) changing the size of our board of directors, (v) subject to certain exceptions, issuing equity of 10% or more of the then-outstanding shares of our common stock, or issuing equity to redeem debt held by DT, (vi) repurchasing or redeeming equity securities or making any extraordinary or in-kind dividend other than on a pro rata basis, or (vii) making certain changes involving our CEO. We are also restricted from amending our Certificate of Incorporation and bylaws in any manner that could adversely affect DT’s rights under the Second Amended and Restated Stockholders’ Agreement for as long as DT beneficially owns 5% or more of our outstanding common stock. These restrictions could prevent us from taking actions that our board of directors might otherwise determine are in the best interests of the Company and our stockholders, or that may be in the best interests of our other stockholders.

DT effectively has control over all matters submitted to our stockholders for approval, including the election or removal of directors, changes to our Certificate of Incorporation, a sale or merger of our Company and other transactions requiring stockholder approval under Delaware law. DT’s controlling interest may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from seeking to acquire, the Company and DT, as the controlling stockholder, may have strategic, financial, or other interests different from our other stockholders, including as the holder of a portion of our debt and as the counterparty in a number of commercial arrangements, and may make decisions adverse to the interests of our other stockholders.

In addition, we license certain trademarks from DT, including the right to use the trademark “T-Mobile” as a name for the Company and our flagship brand under a trademark license agreement, as amended, with DT. As described in more detail in our Proxy Statement on Schedule 14A filed with the SEC on April 27, 2022 under the heading “Transactions with Related Persons and Approval,” we are obligated to pay DT a royalty in an amount equal to 0.25% (the “royalty rate”) of the net revenue (as defined in the trademark license) generated by products and services sold by the Company under the licensed trademarks subject to a cap of $80 million per calendar year through December 31, 2028. We and DT are obligated to negotiate a new trademark license when (i) DT has 50% or less of the voting power of the outstanding shares of capital stock of the Company or (ii) any third party owns or controls, directly or indirectly, 50% or more of the voting power of the outstanding shares of capital stock of the Company, or otherwise has the power to direct or cause the direction of the management and policies of the Company. If we and DT fail to agree on a new trademark license, either we or DT may terminate the trademark license and such termination shall be effective, in the case of clause (i) above, on the third anniversary after a notice of termination and, in the case of clause (ii) above, on the second anniversary after a notice of termination. A further increase in the royalty rate or termination of the trademark license could have a material adverse effect on our business, financial condition, and operating results.

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

We, DT and SoftBank are parties to the Second Amended and Restated Stockholders’ Agreement pursuant to which DT is free to transfer its shares in public sales without notice, as long as such transactions would not result in a third party owning more than 30% of the outstanding shares of our common stock. If a transfer were to exceed the 30% threshold, it would be prohibited unless the transfer were approved by our board of directors, or the transferee were to make a binding offer to purchase all of the other outstanding shares on the same price and terms. The Second Amended and Restated Stockholders’ Agreement does not otherwise impose any other restrictions on the sales of common stock by DT or SoftBank. Moreover, the Second Amended and Restated Stockholders’ Agreement generally requires us to cooperate with DT to facilitate the resale of our common stock or debt securities held by DT under shelf registration statements we have filed. The sale of shares of our common stock by DT or SoftBank (other than in transactions involving the purchase of all of our outstanding shares) could significantly increase the number of shares available in the market, which could cause a decrease in our stock price. In addition, even if DT or SoftBank does not sell a large number of their shares into the market, their rights to transfer a large number of shares into the market could depress our stock price.

Furthermore, under existing law, no more than 20% of an FCC licensee’s capital stock may be directly owned, or no more than 25% indirectly owned, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% holding company level may be allowed if the FCC finds such higher levels consistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership by previously unapproved foreign parties were to exceed the permitted level without further FCC authorization, the FCC could subject us to a range of penalties, including an order for us to divest the foreign ownership in part, fines, license revocation or denials of license renewals. If ownership of our common stock by an unapproved foreign entity were to become subject to such limitations, or if any ownership of our common stock violates any other rule or regulation of the FCC applicable to us, our Certificate of Incorporation provides for certain redemption provisions at a pre-determined price which may be less than fair market value. These limitations and our Certificate of Incorporation may limit our ability to attract additional equity financing outside the United States and decrease the value of our common stock.

We cannot guarantee that our 2022 Stock Repurchase Program will be fully consummated or that our 2022 Stock Repurchase Program will enhance long-term stockholder value.

Our Board of Directors has authorized our 2022 Stock Repurchase Program for up to $14.0 billion of the Company’s common stock through September 30, 2023, with $3.0 billion spent by the Company on share repurchases as of December 31, 2022, and an additional $2.1 billion spent by the Company from January 1, 2023 through February 10, 2023. Any additional share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, our ability to access capital markets, our priorities for the use of cash for other purposes, the price of our common stock, and other factors that we may deem relevant.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our properties are best described on a collective basis, as no individual property is material. Our property and equipment consists of the following:

(percent of gross property and equipment)	December 31, 2022	December 31, 2021
Wireless communication systems	68%	66%
Land, buildings and building equipment	5%	5%
Data processing equipment and other	27%	29%
Total	100%	100%

Wireless communication systems primarily consist of assets used to operate our wireless network and information technology data centers, including switching equipment, radio frequency equipment, tower assets, High Speed Internet routers, construction in progress and leasehold improvements related to the wireless network and asset retirement costs.

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

We also lease distributed antenna systems and small cell sites, as well as properties throughout the United States that contain data and switching centers, customer call centers, retail locations, warehouses and administrative spaces.

Item 3. Legal Proceedings

For more information regarding the legal proceedings in which we are involved, see Note 19 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TMUS.” We are included within the S&P 500 in the Wireless Telecommunication Services GICS (Global Industry Classification Standard) Sub-Industry index. As of January 31, 2023, there were 15,719 registered stockholders of record of our common stock, but we estimate the total number of stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

We have never paid or declared any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. We currently intend to use future earnings, if any, to invest in our business and for general corporate purposes, including the continued build-out of our 5G network, expansion of our business, the integration of T-Mobile’s and Sprint’s businesses, and share repurchases as appropriate. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future; capital appreciation, if any, of our common stock will be the sole source of potential gain.

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended December 31, 2022:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
October 1, 2022 - October 31, 2022	8,357,758	$138.04	8,357,758	$12,178
November 1, 2022 - November 30, 2022	3,307,350	148.26	3,307,350	11,687
December 1, 2022 - December 31, 2022	4,803,986	143.09	4,803,986	11,000
Total	16,469,094		16,469,094
(1)    On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023, with up to $3.0 billion by December 31, 2022. The amounts presented represent the remaining shares authorized for purchase under the 2022 Stock Repurchase Program as of the end of the period.

See Note 15 - Repurchases of Common Stock of the Notes to the Consolidated Financial Statements for more information about our 2022 Stock Repurchase Program.

Performance Graph

The graph below compares the five-year cumulative total returns of T-Mobile, the S&P 500 index, the NASDAQ Composite index and the Dow Jones US Mobile Telecommunications TSM index. The graph tracks the performance of a $100 investment, with the reinvestment of all dividends, from December 31, 2017 to December 31, 2022.
The five-year cumulative total returns of T-Mobile, the S&P 500 index, the NASDAQ Composite index and the Dow Jones US Mobile Telecommunications TSM index, as illustrated in the graph above, are as follows:

	At December 31,
(in dollars)	2017	2018	2019	2020	2021	2022
T-Mobile US, Inc.	$100.00	$100.16	$123.48	$212.33	$182.62	$220.44
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
Dow Jones US Mobile Telecommunications TSM	100.00	119.01	134.96	147.15	134.45	121.36

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

Our MD&A is provided as a supplement to, and should be read together with, our audited consolidated financial statements as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, included in Part II, Item 8 of this Form 10-K. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

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

Restructuring costs are disclosed in Note 20 – Restructuring Costs of the Notes to the Consolidated Financial Statements. Merger-related costs have been excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Net cash payments for Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities on our Consolidated Statements of Cash Flows.

Merger-related costs are presented below:

(in millions)	Year Ended December 31,			2022 Versus 2021		2021 Versus 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$2,670	$1,015	$646	$1,655	163%	$369	57%
Cost of equipment sales, exclusive of depreciation and amortization	1,524	1,018	6	506	50%	1,012	NM
Selling, general and administrative	775	1,074	1,263	(299)	(28)%	(189)	(15)%
Total Merger-related costs	$4,969	$3,107	$1,915	$1,862	60%	$1,192	62%

Net cash payments for Merger-related costs	$3,364	$2,170	$1,493	$1,194	55%	$677	45%
NM - Not Meaningful

We expect to incur substantially all of the remaining projected Merger-related costs of approximately $1.0 billion, excluding capital expenditures, by the end of 2023, with the cash expenditure for the Merger-related costs extending beyond 2023.

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

Network Integration

As of December 31, 2022, we have decommissioned substantially all Sprint macro sites targeted for shut down. Our integration and decommissioning initiatives also included the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites and network equipment. To achieve Merger synergies in network costs, we continue to perform rationalization activities to identify duplicative networks, backhaul services and other agreements, in addition to decommissioning certain small cell sites and distributed antenna systems.

To allow for the realization of these synergies associated with network integration, we retired certain legacy networks, including the legacy Sprint CDMA network in the second quarter and the legacy Sprint LTE network in the third quarter of 2022. Customers impacted by the decommissioning of these networks have been excluded from our customer base and postpaid account base. See the “Performance Measures” section of this MD&A for more details.

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

For more information regarding our restructuring activities, see Note 20 – Restructuring Costs of the Notes to the Consolidated Financial Statements.

Anticipated Merger Synergies

As a result of our ongoing restructuring and integration activities, we expect to realize Merger synergies by eliminating redundancies within our combined network (see “Network Integration” above) as well as other business processes and operations (see “Restructuring” above). For full-year 2023, we expect Merger synergies from Selling, general and administrative expense reductions of $2.5 billion to $2.7 billion, Cost of service expense reductions of $3.1 billion to $3.2 billion and avoided network expenses of $1.6 billion.

Wireline

Previously, the operation of the legacy Sprint CDMA and LTE wireless networks was supported by the legacy Sprint Wireline network. During the second quarter of 2022, we retired the legacy Sprint CDMA network and began the orderly shut-down of the LTE network, which was completed during the third quarter. As a result of these actions during the second quarter of 2022, we determined that the retirement of the legacy Sprint CDMA and LTE wireless networks triggered the need to assess the Wireline long-lived assets for impairment, as these assets no longer support our wireless network and the associated customers and cash flows in a significant manner. The results of this assessment indicated that certain Wireline long-lived assets were impaired, and as a result, we recorded non-cash impairment expense of $477 million related to Wireline Property and equipment, Operating lease right-of-use assets and Other intangible assets for the year ended December 31, 2022, all of which relates to the impairment recognized during the three months ended June 30, 2022. We continue to provide Wireline services to existing Wireline customers as of December 31, 2022.

For more information regarding this non-cash impairment, see Note 16 – Wireline of the Notes to the Consolidated Financial Statements.

On September 6, 2022, we entered into the Wireline Sale Agreement to sell the Wireline Business for a total purchase price of $1. In addition, at the consummation of the Wireline Transaction, we will enter into an agreement for IP transit services for $700 million. Subject to the satisfaction or waiver of certain conditions and the other terms and conditions of the Wireline Sale Agreement, the Wireline Transaction is expected to close mid-year 2023. As a result of the Wireline Sale Agreement and related anticipated Wireline Transaction, we concluded that the Wireline Business met the held for sale criteria upon entering into the Wireline Sale Agreement. As such, the assets and liabilities of the Wireline Business disposal group are classified as held for sale and presented within Other current assets and Other current liabilities on our Consolidated Balance Sheets as of December 31, 2022. In connection with the expected sale of the Wireline Business and classification of related assets and liabilities as held for sale, we recognized a pre-tax loss of $1.1 billion during the year ended December 31, 2022, which is included within Loss on disposal group held for sale on our Consolidated Statements of Comprehensive Income. The fair value of the Wireline Business disposal group, less costs to sell, will be reassessed during each subsequent reporting period it remains classified as held for sale, and any remeasurement to the lower of carrying amount or fair value less costs to sell will be reported as an adjustment to the Loss on disposal group held for sale.

For more information regarding the Wireline Sale Agreement, see Note 16 – Wireline of the Notes to the Consolidated Financial Statements.

Recent Cyberattacks

In August 2021, we were subject to a criminal cyberattack involving unauthorized access to T-Mobile’s systems. As a result of the attack, we are subject to numerous arbitration demands and lawsuits, including class action lawsuits, and regulatory inquiries as described in Note 19 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

In connection with the proposed class action settlement and the separate settlements reached with a number of consumers, we recorded a total pre-tax charge of approximately $400 million during the three months ended June 30, 2022. We expect to continue to incur additional expenses in future periods, including costs to remediate the attack, resolve inquiries by various government authorities, provide additional customer support and enhance customer protection, only some of which may be covered and reimbursable by insurance. In addition to the committed aggregate incremental spend of $150 million for data security and related technology in 2022 and 2023 under the proposed settlement agreement, we intend to allocate substantial additional resources towards cybersecurity initiatives over the next several years.

During the year ended December 31, 2022, we recognized $100 million in reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack. We are pursuing additional reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack.

In January 2023, we disclosed that a bad actor was obtaining data through a single Application Programming Interface (“API”) without authorization. Based on our investigation to date, the impacted API is only able to provide a limited set of customer account data, including name, billing address, email, phone number, date of birth, T-Mobile account number and information such as the number of lines on the account and plan features. The result from our investigation to date indicates that the bad actor(s) obtained data from this API for approximately 37 million current postpaid and prepaid customer accounts, though many of these accounts did not include the full data set. We believe that the bad actor first retrieved data through the impacted API starting on or around November 25, 2022. We continue to investigate the incident and have notified individuals whose information was impacted consistent with state and federal requirements.

We will respond to litigation and regulatory inquiries in connection with this incident and may incur significant expenses. However, we cannot predict the timing or outcome of any of these potential matters, or whether we may be subject to regulatory inquiries, investigations, or enforcement actions. In addition, we are unable to predict the full impact of this incident on customer behavior in the future, including whether a change in our customers’ behavior could negatively impact our results of operations on an ongoing basis, although we presently do not expect that it will have a material effect on our operations.

Additionally, following the August 2021 cyberattack, we commenced a substantial multi-year investment working with leading external cybersecurity experts to enhance our cybersecurity capabilities and transform our approach to cybersecurity. While we have made progress to date, we plan to continue to make substantial investments to strengthen our cybersecurity program in future periods.

Revenue Trends

In 2023, we expect Service revenues to continue to grow, primarily due to continued postpaid account and customer growth as well as Postpaid Average Revenue per Account (“postpaid ARPA”) growth driven by the execution of our strategy to continuously deepen our account relationships, including growth in High Speed Internet. We expect the increase in postpaid service revenues to be partially offset by a decrease in Wholesale and other service revenues, primarily driven by the sale of the Wireline business, which is expected to close mid-2023, the migration by Verizon of legacy TracFone customers off of the T-Mobile network and as DISH services more of its Boost customers with their standalone network. We also expect lower lease revenues as a result of the continued strategic shift in device financing from leasing to EIP.

Operating Expense Trends

In 2023, we expect Total operating expenses to decrease, primarily due to continued synergy realization benefiting Cost of services and Selling, general and administrative expense as well as a significant decrease in Merger-related costs from $5.0 billion in 2022 to approximately $1.0 billion expected in 2023 as the majority of our integration activities have been completed.

We further expect a decrease in operating expenses, primarily Cost of services, associated with serving Wireline customers driven by the sale of the Wireline business which is expected to close mid-2023. The trend of decreasing depreciation on leased devices is expected to continue as a result of the continued strategic shift in device financing from leasing to EIP.

Macroeconomic Trends

Macroeconomic trends may result in adverse impacts on our business, and we continue to monitor these potential impacts, including potential economic recession, changes in the Federal Reserve’s monetary policy, as well as geopolitical risks, including the war in Ukraine. Such scenarios and uncertainties may affect, among others, expected credit loss activity as well as certain fair value estimates.

To date, price inflation has not had a significant impact on our operations as we have fixed rates established through long-term contracts for many of our most significant costs, including tower agreements and backhaul contracts. Similarly, our exposure to the impact of rising interest rates is limited, primarily to any new debt issuances or draws on our revolving credit facility, as interest is paid on our Senior Notes at a fixed rate. We continue to monitor the impact of these trends on the payment performance of our customers.

Inflation Reduction Act

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA includes several changes to existing tax law, including a minimum tax on adjusted financial statement income of applicable corporations and an excise tax on certain corporate stock buybacks. The tax provisions included in the IRA are generally effective beginning January 1, 2023, and had no significant impact to the 2022 consolidated financial statements. Management does not expect the IRA to have a significant impact on our operating results or cash flows in 2023, and we continue to review the IRA tax provisions to assess impacts to our future consolidated financial statements.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Year Ended December 31,			2022 Versus 2021		2021 Versus 2020
(in millions)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Revenues
Postpaid revenues	$45,919	$42,562	$36,306	$3,357	8%	$6,256	17%
Prepaid revenues	9,857	9,733	9,421	124	1%	312	3%
Wholesale and other service revenues	5,547	6,074	4,668	(527)	(9)%	1,406	30%
Total service revenues	61,323	58,369	50,395	2,954	5%	7,974	16%
Equipment revenues	17,130	20,727	17,312	(3,597)	(17)%	3,415	20%
Other revenues	1,118	1,022	690	96	9%	332	48%
Total revenues	79,571	80,118	68,397	(547)	(1)%	11,721	17%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	14,666	13,934	11,878	732	5%	2,056	17%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	21,540	22,671	16,388	(1,131)	(5)%	6,283	38%
Selling, general and administrative	21,607	20,238	18,926	1,369	7%	1,312	7%
Impairment expense	477	—	418	477	NM	(418)	(100)%
Loss on disposal group held for sale	1,087	—	—	1,087	NM	—	NM
Depreciation and amortization	13,651	16,383	14,151	(2,732)	(17)%	2,232	16%
Total operating expenses	73,028	73,226	61,761	(198)	—%	11,465	19%
Operating income	6,543	6,892	6,636	(349)	(5)%	256	4%
Other expense, net
Interest expense, net	(3,364)	(3,342)	(2,701)	(22)	1%	(641)	24%
Other expense, net	(33)	(199)	(405)	166	(83)%	206	(51)%
Total other expense, net	(3,397)	(3,541)	(3,106)	144	(4)%	(435)	14%
Income before income taxes	3,146	3,351	3,530	(205)	(6)%	(179)	(5)%
Income tax expense	(556)	(327)	(786)	(229)	70%	459	(58)%
Income from continuing operations	2,590	3,024	2,744	(434)	(14)%	280	10%
Income from discontinued operations, net of tax	—	—	320	—	NM	(320)	(100)%
Net income	$2,590	$3,024	$3,064	$(434)	(14)%	$(40)	(1)%

Statement of Cash Flows Data
Net cash provided by operating activities	$16,781	$13,917	$8,640	$2,864	21%	$5,277	61%
Net cash used in investing activities	(12,359)	(19,386)	(12,715)	7,027	(36)%	(6,671)	52%
Net cash (used in) provided by financing activities	(6,451)	1,709	13,010	(8,160)	(477)%	(11,301)	(87)%
Non-GAAP Financial Measures
Adjusted EBITDA	$27,821	$26,924	$24,557	$897	3%	$2,367	10%
Core Adjusted EBITDA	26,391	23,576	20,376	2,815	12%	3,200	16%
Free Cash Flow	7,656	5,646	3,001	2,010	36%	2,645	88%
NM - Not Meaningful

The following discussion and analysis is for the year ended December 31, 2022, compared to the same period in 2021 unless otherwise stated. For a discussion and analysis of the year ended December 31, 2021, compared to the same period in 2020, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 11, 2022.

Total revenues decreased $547 million, or 1%. The components of these changes are discussed below.

Postpaid revenues increased $3.4 billion, or 8%, primarily from:

•Higher average postpaid accounts; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues increased $124 million, or 1%, primarily from higher average prepaid customers.

Wholesale and other service revenues decreased $527 million, or 9%, primarily from:

•Lower advertising, MVNO and Wireline revenues; partially offset by
•Higher Lifeline revenues.

Equipment revenues decreased $3.6 billion, or 17%, primarily from:

•A decrease of $1.9 billion in lease revenues and a decrease of $599 million in customer purchases of leased devices primarily due to a lower number of customer devices under lease as a result of the continued strategic shift in device financing from leasing to EIP; and
•A decrease of $787 million in device sales revenue, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold primarily driven by lower prepaid sales, partially offset by higher upgrade volume for Sprint customers to facilitate their migration to the T-Mobile network;
•Slightly lower average revenue per device sold, primarily driven by higher promotions, which included promotions for Sprint customers to facilitate their migration to the T-Mobile network; and
•An increase in contra-revenue primarily driven by higher imputed interest rates on EIPs, which is recognized in Other revenues over the device financing term.

Other revenues increased $96 million, or 9%, primarily from:

•Higher interest income driven by higher imputed interest rates on EIPs which is recognized over the device financing term.

Total operating expenses decreased $198 million. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $732 million, or 5%, primarily from:

•An increase of $1.7 billion in Merger-related costs related to network decommissioning and integration costs; and
•Higher site costs related to the continued build-out of our nationwide 5G network; partially offset by
•Higher realized Merger synergies.

Cost of equipment sales, exclusive of depreciation and amortization, decreased $1.1 billion, or 5%, primarily from:

•A decrease of $964 million in customer purchases of leased devices, primarily due to a lower number of customer devices under lease as a result of the continued strategic shift in device financing from leasing to EIP; and
•A decrease of $503 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold primarily driven by lower prepaid sales, partially offset by higher upgrade volume for Sprint customers to facilitate their migration to the T-Mobile network; partially offset by
•Slightly higher average cost per device sold due to an increase in the high-end device mix; partially offset by
•Higher device insurance claims and warranty fulfillment expense.

•Cost of equipment sales for the year ended December 31, 2022, included $1.5 billion of Merger-related costs, primarily to facilitate the migration of Sprint customers to the T-Mobile network, compared to $1.0 billion for the year ended December 31, 2021.

Selling, general and administrative expenses increased $1.4 billion, or 7%, primarily from:

•An increase of $773 million in bad debt expense and losses from sales of receivables, driven by higher receivable balances, as well as normalization relative to muted Pandemic levels in 2021 and estimated potential future macroeconomic impacts;
•Higher legal-related expenses, net of recoveries, including $400 million recognized in June 2022 for the settlement of certain litigation associated with the August 2021 cyberattack, partially offset by $100 million in reimbursements from insurance carriers received in 2022 associated with the August 2021 cyberattack; and
•Higher costs related to outsourced functions; partially offset by
•Higher realized Merger synergies and lower Merger-related costs; and
•Gains from the sale of certain IP addresses held by the Wireline Business.
•Selling, general and administrative expenses for the year ended December 31, 2022, included $775 million of Merger-related costs, primarily related to integration, restructuring and legal-related expenses, partially offset by $333 million received in gross settlements for certain patent litigation assumed in the Merger, compared to $1.1 billion of Merger-related costs for the year ended December 31, 2021.

Impairment expense was $477 million for the year ended December 31, 2022, due to the non-cash impairment of certain Wireline Property and equipment, Operating lease right-of-use assets and Other intangible assets. See Note 16 - Wireline of the Notes to the Consolidated Financial Statements for additional information. There was no impairment expense for the year ended December 31, 2021.

Loss on disposal group held for sale was $1.1 billion for the year ended December 31, 2022, due to the agreement for the sale of the Wireline Business. See Note 16 - Wireline of the Notes to the Consolidated Financial Statements for additional information. There was no loss on disposal group held for sale for the year ended December 31, 2021.

Depreciation and amortization decreased $2.7 billion, or 17%, primarily from:

•Lower depreciation expense on leased devices, resulting from a lower number of total customer devices under lease;
•Certain 4G-related network assets becoming fully depreciated, including assets impacted by the decommissioning of the legacy Sprint CDMA and LTE networks; and
•Lower amortization expense on certain intangible assets acquired in the Merger; partially offset by
•Higher depreciation expense, excluding leased devices, from the continued build-out of our nationwide 5G network.

Operating income, the components of which are discussed above, decreased $349 million, or 5%.

Interest expense, net was essentially flat and was impacted by the following:

•Lower average debt outstanding and a lower average effective interest rate due to the retirement of higher interest rate debt and the issuance of a lower gross principal amount of lower interest rate debt; offset by
•Lower capitalized interest related to the deployment of our 600 MHz spectrum.

Other expense, net decreased $166 million, or 83%, primarily from losses on the extinguishment of debt in 2021.

Income before income taxes, the components of which are discussed above, was $3.1 billion and $3.4 billion for the years ended December 31, 2022 and 2021, respectively.

Income tax expense increased $229 million, or 70%, primarily from:

•Tax benefits recognized in the year ended December 31, 2021, associated with legal entity reorganization related to historical Sprint entities, including a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions, that did not impact 2022; partially offset by
•Tax benefits recognized in 2022 associated with internal restructuring.

Our effective tax rate was 17.7% and 9.8% for the years ended December 31, 2022 and 2021, respectively.

Net income, the components of which are discussed above, was $2.6 billion and $3.0 billion for the years ended December 31, 2022 and 2021, respectively.

Net income for the year ended December 31, 2022, included the following:

•Merger-related costs, net of tax, of $3.7 billion for the year ended December 31, 2022, compared to $2.3 billion for the year ended December 31, 2021.
•Loss on disposal group held for sale of $815 million, net of tax, for the year ended December 31, 2022, compared to no loss on disposal group held for sale for the year ended December 31, 2021.
•Impairment expense of $358 million, net of tax, for the year ended December 31, 2022, compared to no impairment expense for the year ended December 31, 2021.
•Certain legal-related expenses, net of recoveries, including from the impact of the settlement of certain litigation associated with the August 2021 cyberattack, of $293 million, net of tax, for the year ended December 31, 2022.

Guarantor Financial Information

In connection with our Merger with Sprint, we assumed certain registered debt to third parties issued by Sprint, Sprint Communications LLC, formerly known as Sprint Communications, Inc. (“Sprint Communications”) and Sprint Capital Corporation (collectively, the “Sprint Issuers”). As of December 31, 2022, all the registered debt to third parties issued by Sprint Communications had matured and Sprint Communications no longer has any such debt outstanding.

Pursuant to the applicable indentures and supplemental indentures, the Senior Notes to affiliates and third parties issued by T-Mobile USA, Inc. and the Sprint Issuers (collectively, the “Issuers”) are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of Parent’s 100% owned subsidiaries (“Guarantor Subsidiaries”).

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Generally, the guarantees of the Guarantor Subsidiaries with respect to the Senior Notes issued by T-Mobile USA, Inc. (other than $3.5 billion in principal amount of Senior Notes issued in 2017 and 2018) and the credit agreement entered into by T-Mobile USA, Inc. will be automatically and unconditionally released if, immediately following such release and any concurrent releases of other guarantees, the aggregate principal amount of indebtedness of non-guarantor subsidiaries (other than certain specified subsidiaries) would not exceed $2.0 billion. The indentures, supplemental indentures and credit agreements governing the long-term debt contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets.

Basis of Presentation

The following tables include summarized financial information of the obligor groups of debt issued by T-Mobile USA, Inc., Sprint and Sprint Capital Corporation. The summarized financial information of each obligor group is presented on a combined basis with balances and transactions within the obligor group eliminated. Investments in and the equity in earnings of non-guarantor subsidiaries, which would otherwise be consolidated in accordance with GAAP, are excluded from the below summarized financial information pursuant to SEC Regulation S-X Rule 13-01.

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	December 31, 2022	December 31, 2021
Current assets	$17,661	$19,522
Noncurrent assets	181,673	174,980
Current liabilities	23,146	22,195
Noncurrent liabilities	120,385	115,126
Due to non-guarantors	9,325	8,208
Due to related parties	1,571	3,842

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

	Year Ended December 31, 2022	Year Ended December 31, 2021
(in millions)
Total revenues	$77,054	$78,538
Operating income	2,985	3,835
Net (loss) income	(572)	402
Revenue from non-guarantors	2,427	1,769
Operating expenses to non-guarantors	2,659	2,655
Other expense to non-guarantors	(327)	(148)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	December 31, 2022	December 31, 2021
Current assets	$9,319	$11,969
Noncurrent assets	11,271	10,347
Current liabilities	15,854	15,136
Noncurrent liabilities	65,118	70,262
Due to non-guarantors	3,930	—
Due from non-guarantors	—	1,787
Due to related parties	1,571	3,842

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

	Year Ended December 31, 2022	Year Ended December 31, 2021
(in millions)
Total revenues	$7	$7
Operating loss	(3,479)	(751)
Net income (loss) (1)	2,471	(2,161)
Other income, net, from non-guarantors	525	1,706
(1)     Net income for the year ended December 31, 2022, includes tax benefits recognized associated with internal restructuring.

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	December 31, 2022	December 31, 2021
Current assets	$9,320	$11,969
Noncurrent assets	16,337	19,375
Current liabilities	15,926	15,208
Noncurrent liabilities	66,516	75,753
Due from non-guarantors	5,066	10,814
Due to related parties	1,571	3,842

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

	Year Ended December 31, 2022	Year Ended December 31, 2021
(in millions)
Total revenues	$7	$7
Operating loss	(3,479)	(751)
Net income (loss) (1)	2,604	(2,590)
Other income, net, from non-guarantors	941	2,076
(1)     Net income for the year ended December 31, 2022, includes tax benefits recognized associated with internal restructuring.

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

Total Postpaid Accounts

A postpaid account is generally defined as a billing account number that generates revenue. Postpaid accounts generally consist of customers that are qualified for postpaid service utilizing phones, High Speed Internet, tablets, wearables, DIGITS or other connected devices, where they generally pay after receiving service.

	As of December 31,			2022 Versus 2021		2021 Versus 2020
(in thousands)	2022	2021	2020	# Change	% Change	# Change	% Change
Total postpaid customer accounts (1) (2) (3)	28,526	27,216	25,754	1,310	5%	1,462	6%
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
(3)     Includes accounts acquired in connection with the Merger and certain account base adjustments. See Sprint Merger Account Base Adjustments table below.

Total postpaid customer accounts increased 1,310,000, or 5%, primarily due to the Company’s differentiated growth strategy in new and under-penetrated markets, including continued growth in High Speed Internet.

Sprint Merger Account Base Adjustments

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
(5)     Miscellaneous insignificant adjustments to align with T-Mobile policy.

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Year Ended December 31,			2022 Versus 2021		2021 Versus 2020
(in thousands)	2022	2021	2020	# Change	% Change	# Change	% Change
Postpaid net account additions	1,436	1,188	566	248	21%	622	110%

Postpaid net account additions increased 248,000, or 21%, primarily due to continued growth resulting from the Company’s differentiated growth strategy in new and under-penetrated markets, including continued growth in High Speed Internet.

Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Customers are qualified either for postpaid service utilizing phones, High Speed Internet, tablets, wearables, DIGITS or other connected devices, where they generally pay after receiving service, or prepaid service, where they generally pay in advance of receiving service.

The following table sets forth the number of ending customers:

	As of December 31,			2022 Versus 2021		2021 Versus 2020
(in thousands)	2022	2021	2020	# Change	% Change	# Change	% Change
Customers, end of period
Postpaid phone customers (1) (2) (3)	72,834	70,262	66,618	2,572	4%	3,644	5%
Postpaid other customers (1) (2) (3)	19,398	17,401	14,732	1,997	11%	2,669	18%
Total postpaid customers	92,232	87,663	81,350	4,569	5%	6,313	8%
Prepaid customers (1) (3)	21,366	21,056	20,714	310	1%	342	2%
Total customers	113,598	108,719	102,064	4,879	4%	6,655	7%
Acquired customers, net of base adjustments (1) (2) (3)	(1,878)	818	29,228	(2,696)	(330)%	(28,410)	(97)%
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
(3)     Includes customers acquired in connection with the Merger and certain customer base adjustments. See Sprint Merger Customer Base Adjustments and Net Customer Additions tables below.

Total customers increased 4,879,000, or 4%, primarily from:

•Higher postpaid phone customers, primarily due to growth in new customer account relationships;
•Higher postpaid other customers, primarily due to growth in other connected devices, including growth in High Speed Internet and wearable products; and
•Higher prepaid customers, primarily due to the continued success of our prepaid business due to promotional activity and rate plan offers, including the introduction of our prepaid High Speed Internet offering, partially offset by lower prepaid industry demand associated with continued industry shift to postpaid plans.

Total customers included High Speed Internet customers of 2,646,000 and 646,000 as of December 31, 2022 and 2021, respectively.

Sprint Merger Customer Base Adjustments

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
(7)     Miscellaneous insignificant adjustments to align with T-Mobile policy.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Year Ended December 31,			2022 Versus 2021		2021 Versus 2020
(in thousands)	2022	2021	2020	# Change	% Change	# Change	% Change
Net customer additions
Postpaid phone customers	3,093	2,917	2,218	176	6%	699	32%
Postpaid other customers	3,326	2,578	3,268	748	29%	(690)	(21)%
Total postpaid customers	6,419	5,495	5,486	924	17%	9	—%
Prepaid customers	338	342	145	(4)	(1)%	197	136%
Total customers	6,757	5,837	5,631	920	16%	206	4%
Adjustments to customers	(1,878)	818	29,228	(2,696)	(330)%	(28,410)	(97)%

Total net customer additions increased 920,000, or 16%, primarily from:

•Higher postpaid other net customer additions, primarily due to an increase in postpaid High Speed Internet net customer additions and other connected devices, partially offset by lower net additions from mobile internet devices; and
•Higher postpaid phone net customer additions, primarily due to lower churn, partially offset by lower gross additions driven by industry switching activity normalizing closer to pre-Pandemic levels; partially offset by
•Lower prepaid net customer additions associated with the continued industry shift to postpaid plans, partially offset by the introduction of our prepaid High Speed Internet offering and lower churn.

•High Speed Internet net customer additions included in postpaid other net customer additions were 1,764,000 and 546,000 for the years ended December 31, 2022 and 2021, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 236,000 for the year ended December 31, 2022. Our prepaid High Speed Internet launch was in the first quarter of 2022. Therefore, there were no prepaid High Speed Internet net customer additions for the year ended December 31, 2021.

Churn

Churn represents the number of customers whose service was disconnected as a percentage of the average number of customers during the specified period further divided by the number of months in the period. The number of customers whose service was disconnected is presented net of customers that subsequently had their service restored within a certain period of time and excludes customers who received service for less than a certain minimum period of time. We believe that churn provides management, investors and analysts with useful information to evaluate customer retention and loyalty.

The following table sets forth the churn:

	Year Ended December 31,			Bps Change 2022 Versus 2021	Bps Change 2021 Versus 2020
	2022	2021	2020
Postpaid phone churn	0.88%	0.98%	0.90%	-10 bps	8 bps
Prepaid churn	2.77%	2.83%	3.03%	-6 bps	-20 bps

Postpaid phone churn decreased 10 basis points, primarily from:

•Reduced Sprint churn as we progress through the integration process; partially offset by
•More normalized payment performance relative to muted Pandemic levels in 2021.
Prepaid churn decreased 6 basis points, primarily from:

•Promotional activity; partially offset by
•More normalized payment performance relative to muted Pandemic levels in 2021.

Postpaid Average Revenue Per Account

Postpaid ARPA represents the average monthly postpaid service revenue earned per account. Postpaid ARPA is calculated as Postpaid revenues for the specified period divided by the average number of postpaid accounts during the period, further divided by the number of months in the period. We believe postpaid ARPA provides management, investors and analysts with useful information to assess and evaluate our postpaid service revenue realization and assist in forecasting our future postpaid service revenues on a per account basis. We consider postpaid ARPA to be indicative of our revenue growth potential given the increase in the average number of postpaid phone customers per account and increases in postpaid other customers, including High Speed Internet, tablets, wearables, DIGITS or other connected devices.

The following table sets forth our operating measure ARPA:

(in dollars)	Year Ended December 31,			2022 Versus 2021		2021 Versus 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Postpaid ARPA	$137.43	$134.03	$131.78	$3.40	3%	$2.25	2%

Postpaid ARPA increased $3.40, or 3%, primarily from:

•Higher premium services, including Magenta Max;
•Higher non-recurring charges relative to muted Pandemic levels in 2021; and
•An increase in customers per account, including continued adoption of High Speed Internet from existing accounts; partially offset by
•An increase in High Speed Internet only accounts and increased promotional activity, including growth in rate plans for specific customer cohorts such as Business, Military, and First Responder.

Average Revenue Per User

Average Revenue per User (“ARPU”) represents the average monthly service revenue earned per customer. ARPU is calculated as service revenues for the specified period divided by the average number of customers during the period, further divided by the number of months in the period. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue per customer and assist in forecasting our future service revenues generated from our customer base. Postpaid phone ARPU excludes postpaid other customers and related revenues, which include High Speed Internet, tablets, wearables, DIGITS and other connected devices.

The following table sets forth our operating measure ARPU:

(in dollars)	Year Ended December 31,			2022 Versus 2021		2021 Versus 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Postpaid phone ARPU	$48.78	$47.75	$47.74	$1.03	2%	$0.01	—%
Prepaid ARPU	38.76	38.79	38.12	(0.03)	—%	0.67	2%

Postpaid Phone ARPU

Postpaid phone ARPU increased $1.03, or 2%, primarily due to:

•Higher premium services, including Magenta Max; and
•Higher non-recurring charges relative to muted Pandemic levels in 2021; partially offset by
•Increased promotional activity, including growth in rate plans for specific customer cohorts such as Business, Military, and First Responder.

Prepaid ARPU

Prepaid ARPU was essentially flat, primarily from:

•Increased promotional activity; offset by
•Higher premium services; and
•Higher non-recurring charges.

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

Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin are non-GAAP financial measures utilized by our management to monitor the financial performance of our operations. We historically used Adjusted EBITDA and we currently use Core Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance. We use Adjusted EBITDA and Core Adjusted EBITDA as benchmarks to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA and Core Adjusted EBITDA as supplemental measures to evaluate overall operating performance and to facilitate comparisons with other wireless communications services companies because they are indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, stock-based compensation, Merger-related costs, including network decommissioning costs, impairment expense, losses on disposal groups held for sale and certain legal-related recoveries and expenses, as well as other special income and expenses which are not reflective of our core business activities. Management believes analysts and investors use Core Adjusted EBITDA because it normalizes for the transition in the Company’s device financing strategy, by excluding the impact of device lease revenues from Adjusted EBITDA, to align with the exclusion of the related depreciation expense on leased devices from Adjusted EBITDA. Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as substitutes for income from operations, net income or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,			2022 Versus 2021		2021 Versus 2020
(in millions)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Net income	$2,590	$3,024	$3,064	$(434)	(14)%	$(40)	(1)%
Adjustments:
Income from discontinued operations, net of tax	—	—	(320)	—	NM	320	(100)%
Income from continuing operations	2,590	3,024	2,744	(434)	(14)%	280	10%
Interest expense, net	3,364	3,342	2,701	22	1%	641	24%
Other expense, net	33	199	405	(166)	(83)%	(206)	(51)%
Income tax expense	556	327	786	229	70%	(459)	(58)%
Operating income	6,543	6,892	6,636	(349)	(5)%	256	4%
Depreciation and amortization	13,651	16,383	14,151	(2,732)	(17)%	2,232	16%
Operating income from discontinued operations (1)	—	—	432	—	NM	(432)	(100)%
Stock-based compensation (2)	576	521	516	55	11%	5	1%
Merger-related costs	4,969	3,107	1,915	1,862	60%	1,192	62%
COVID-19-related costs	—	—	458	—	NM	(458)	(100)%
Impairment expense	477	—	418	477	NM	(418)	(100)%
Legal-related expenses, net (3)	391	—	—	391	NM	—	NM
Loss on disposal group held for sale	1,087	—	—	1,087	NM	—	NM
Other, net (4)	127	21	31	106	505%	(10)	(32)%
Adjusted EBITDA	27,821	26,924	24,557	897	3%	2,367	10%
Lease revenues	(1,430)	(3,348)	(4,181)	1,918	(57)%	833	(20)%
Core Adjusted EBITDA	$26,391	$23,576	$20,376	$2,815	12%	$3,200	16%
Net income margin (Net income divided by Service revenues)	4%	5%	6%		-100 bps		-100 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	45%	46%	49%		-100 bps		-300 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	43%	40%	40%		300 bps		— bps
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
(2)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense on the consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.
(3)Legal-related expenses, net, consists of the settlement of certain litigation associated with the August 2021 cyberattack and is presented net of insurance recoveries.
(4)Other, net, primarily consists of certain severance, restructuring and other expenses and income, including gains from the sale of IP addresses, not directly attributable to the Merger which are not reflective of T-Mobile’s core business activities (“special items”), and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA.
NM - Not meaningful

Core Adjusted EBITDA increased $2.8 billion, or 12%, for the year ended December 31, 2022. The components comprising Core Adjusted EBITDA are discussed further above.

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

Adjusted EBITDA increased $897 million, or 3%, for the year ended December 31, 2022, primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, partially offset by lower lease revenues, which decreased $1.9 billion for the year ended December 31, 2022.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of debt, financing leases, the sale of certain receivables and the Revolving Credit Facility (as defined below). Further, the incurrence of additional indebtedness may inhibit our ability to incur new debt in the future to finance our business strategy under the terms governing our existing and future indebtedness.

Cash Flows

The following is a condensed schedule of our cash flows:

	Year Ended December 31,			2022 Versus 2021		2021 Versus 2020
(in millions)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$16,781	$13,917	$8,640	$2,864	21%	$5,277	61%
Net cash used in investing activities	(12,359)	(19,386)	(12,715)	7,027	(36)%	(6,671)	52%
Net cash (used in) provided by financing activities	(6,451)	1,709	13,010	(8,160)	(477)%	(11,301)	(87)%

Operating Activities

Net cash provided by operating activities increased $2.9 billion, or 21%, primarily from:

•A $4.1 billion decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Short- and long-term operating lease liabilities, including the impact of a $1.0 billion advance rent payment related to the modification of one of our master lease agreements during the year ended December 31, 2021, EIP receivables, Other current and long-term liabilities and Inventories, partially offset by higher use of cash from Accounts receivable; partially offset by
•A $1.2 billion decrease in Net income, adjusted for non-cash income and expense.
•Net cash provided by operating activities includes the impact of $3.4 billion and $2.2 billion in net payments for Merger-related costs for the years ended December 31, 2022 and 2021, respectively.

Investing Activities

Net cash used in investing activities decreased $7.0 billion or 36%. The use of cash was primarily from:

•$14.0 billion in Purchases of property and equipment, including capitalized interest, from the accelerated build-out of our nationwide 5G network, including from network integration related to the Merger; and
•$3.3 billion in Purchases of spectrum licenses and other intangible assets, including deposits, primarily due to $2.8 billion paid for spectrum licenses won at the conclusion of Auction 110 in February 2022 and $304 million paid in total for spectrum licenses won at the conclusion of Auction 108 in September 2022; partially offset by
•$4.8 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash used in financing activities was $6.5 billion for the year ended December 31, 2022, compared to net cash provided by financing activities of $1.7 billion for the year ended December 31, 2021. The use of cash was primarily from:

•$5.6 billion in Repayments of long-term debt;
•$3.0 billion in Repurchases of common stock;
•$1.2 billion in Repayments of financing lease obligations; and
•$243 million in Tax withholdings on share-based awards; partially offset by
•$3.7 billion in Proceeds from issuance of long-term debt.

Cash and Cash Equivalents

As of December 31, 2022, our Cash and cash equivalents were $4.5 billion compared to $6.6 billion at December 31, 2021.

Free Cash Flow

Free Cash Flow represents Net cash provided by operating activities less cash payments for Purchases of property and equipment, including Proceeds from sales of tower sites and Proceeds related to beneficial interests in securitization transactions and less Cash payments for debt prepayment or debt extinguishment costs. Free Cash Flow is a non-GAAP financial measure utilized by management, investors and analysts of our financial information to evaluate cash available to pay debt, repurchase shares and provide further investment in the business.

In 2022 and 2021, we received proceeds from the sale of tower sites of $9 million and $40 million, respectively, which are included in Proceeds from sales of tower sites within Net cash used in investing activities on our Consolidated Statements of Cash Flows. As these proceeds were from the sale of fixed assets and are used by management to assess cash available for capital expenditures during the year, we determined the proceeds are relevant for the calculation of Free Cash Flow and included them in the table below. Other proceeds from the sale of fixed assets for the periods presented are not significant. We have presented the impact of the sales in the table below, which reconciles Free Cash Flow and Free Cash Flow, excluding gross payments for the settlement of interest rate swaps, to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Year Ended December 31,			2022 Versus 2021		2021 Versus 2020
(in millions)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$16,781	$13,917	$8,640	$2,864	21%	$5,277	61%
Cash purchases of property and equipment, including capitalized interest	(13,970)	(12,326)	(11,034)	(1,644)	13%	(1,292)	12%
Proceeds from sales of tower sites	9	40	—	(31)	(78)%	40	NM
Proceeds related to beneficial interests in securitization transactions	4,836	4,131	3,134	705	17%	997	32%
Cash payments for debt prepayment or debt extinguishment costs	—	(116)	(82)	116	(100)%	(34)	41%
Free Cash Flow	$7,656	$5,646	$658	$2,010	36%	$4,988	758%
Gross cash paid for the settlement of interest rate swaps	—	—	2,343	—	NM	(2,343)	(100)%
Free Cash Flow, excluding gross payments for the settlement of interest rate swaps	$7,656	$5,646	$3,001	$2,010	36%	$2,645	88%
NM - Not Meaningful

Free Cash Flow increased $2.0 billion, or 36%. The increase was primarily impacted by the following:

•Higher Net cash provided by operating activities, as described above; and
•Higher Proceeds related to beneficial interests in securitization transactions, which were offset in Net cash provided by operating activities; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest.
•Free Cash Flow includes $3.4 billion and $2.2 billion in net payments for Merger-related costs for the years ended December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, there were no significant net cash proceeds from securitization.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $7.5 billion. As of December 31, 2022, there was no outstanding balance under the Revolving Credit Facility. See Note 8 - Debt of the Notes to the Consolidated Financial Statements for more information regarding the Revolving Credit Facility.

Debt Financing

As of December 31, 2022, our total debt and financing lease liabilities were $74.5 billion, excluding our tower obligations, of which $66.8 billion was classified as long-term debt and $1.4 billion was classified as long-term financing lease liabilities.

During the year ended December 31, 2022, we issued long-term debt for net proceeds of $3.7 billion and repaid short- and long-term debt with an aggregate principal amount of $5.6 billion.

Subsequent to December 31, 2022, on February 9, 2023, we issued $1.0 billion of 4.950% Senior Notes due 2028, $1.3 billion of 5.050% Senior Notes due 2033 and $750 million of 5.650% Senior Notes due 2053.

For more information regarding our debt financing transactions, see Note 8 – Debt of the Notes to the Consolidated Financial Statements.

Spectrum Auctions

In March 2021, the FCC announced that we were the winning bidder of 142 licenses in Auction 107 (C-band spectrum) for an aggregate purchase price of $9.3 billion, excluding relocation costs. We expect to incur an additional $767 million in fixed relocation costs, which will be paid through 2024.

In January 2022, the FCC announced that we were the winning bidder of 199 licenses in Auction 110 (3.45 GHz spectrum) for an aggregate purchase price of $2.9 billion. At the inception of Auction 110 in September 2021, we deposited $100 million. We paid the FCC the remaining $2.8 billion for the licenses won in the auction in February 2022.

In September 2022, the FCC announced that we were the winning bidder of 7,156 licenses in Auction 108 (2.5 GHz spectrum) for an aggregate price of $304 million. At the inception of Auction 108 in June 2022, we deposited $65 million. We paid the FCC the remaining $239 million for the licenses won in the auction in September 2022. Our receipt of these licenses was still awaiting FCC final approval of the auction results as of December 31, 2022.

For more information regarding our spectrum licenses, see Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

License Purchase Agreements

On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion. The closing of this purchase was still awaiting FCC final approval as of December 31, 2022.

For more information regarding our License Purchase Agreements, see Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of December 31, 2022, we derecognized net receivables of $2.4 billion upon sale through these arrangements.

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

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of December 31, 2022.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. As of December 31, 2022, we have committed to $7.5 billion of financing leases under these financing lease facilities, of which $1.2 billion was executed during the year ended December 31, 2022. We expect to enter into up to an additional $1.2 billion in financing lease commitments during the year ending December 31, 2023.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses, the construction, expansion and upgrading of our network infrastructure and the integration of the networks, spectrum, technology, personnel and customer base of T-Mobile and Sprint. Property and equipment capital expenditures primarily relate to the integration of our network and spectrum licenses, including acquired Sprint PCS and 2.5 GHz spectrum licenses, as we build out our nationwide 5G network. We expect a reduction in capital expenditures related to these efforts following 2022. Future capital expenditure requirements will include the deployment of our recently acquired C-band and 3.45 GHz spectrum licenses.

For more information regarding our spectrum licenses, see Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

Stockholder Returns

We have never declared or paid any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023. During the year ended December 31, 2022, we repurchased shares of our common stock for a total purchase price of $3.0 billion, all of which were purchased under the 2022 Stock Repurchase Program and occurred during the period from September 8, 2022, through December 31, 2022. As of December 31, 2022, we had up to $11.0 billion remaining under the 2022 Stock Repurchase Program.

Subsequent to December 31, 2022, from January 1, 2023, through February 10, 2023, we repurchased additional shares of our common stock for a total purchase price of $2.1 billion. As of February 10, 2023, we had up to $8.9 billion remaining under the 2022 Stock Repurchase Program.

For additional information regarding the 2022 Stock Repurchase Program, see Note 15 – Repurchases of Common Stock of the Notes to the Consolidated Financial Statements.

Contractual Obligations

In connection with the regulatory approvals of the Transactions, we made commitments to various state and federal agencies, including the U.S. Department of Justice and FCC.

For more information regarding these commitments, see Note 19 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

The following table summarizes our material contractual obligations and borrowings as of December 31, 2022, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

(in millions)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$5,070	$9,142	$10,735	$46,117	$71,064
Interest on long-term debt	3,122	5,089	4,134	17,929	30,274
Financing lease liabilities, including imputed interest	1,216	1,334	67	11	2,628
Tower obligations (2)	424	816	788	4,512	6,540
Operating lease liabilities, including imputed interest	4,847	8,419	7,061	21,453	41,780
Purchase obligations (3) (4)	4,542	4,876	2,809	2,816	15,043
Spectrum leases and service credits (5)	315	587	634	4,615	6,151
Total contractual obligations	$19,536	$30,263	$26,228	$97,453	$173,480
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
(3)The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contracts. Termination penalties are included in the above table as payments due as of the earliest we could exit the contract, typically in less than one year. For certain contracts that include fixed volume purchase commitments and fixed prices for various products, the purchase obligations are calculated using fixed volumes and contractually fixed prices for the products that are expected to be purchased. This table does not include open purchase orders as of December 31, 2022 under normal business purposes. See Note 19 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements for further information.
(4)On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion. The agreements remain subject to regulatory approval and the purchase price of $3.5 billion is excluded from our reported purchase obligations above.
(5)Spectrum lease agreements are typically for five to 10 years with automatic renewal provisions, bringing the total term of the agreements up to 30 years.

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

As of February 10, 2023, DT and SoftBank held, directly or indirectly, approximately 49.6% and 3.3%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 47.1% of the outstanding T-Mobile common stock held by other stockholders. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank and the Proxy, Lock-Up and ROFR Agreement, dated June 22, 2020, by and among DT, Claure Mobile LLC, and Marcelo Claure, DT has voting control, as of February 10, 2023, over approximately 53.3% of the outstanding T-Mobile common stock.

Disclosure of Iranian Activities under Section 13(r) of the Exchange Act

Section 219 of the Iran Threat Reduction and the Syria Human Rights Act of 2012 added Section 13(r) to the Exchange Act. Section 13(r) requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with designated natural persons or entities involved in terrorism or the proliferation of weapons of mass destruction. Disclosure is required even where the activities, transactions or dealings are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the year ended December 31, 2022, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the year ended December 31, 2022, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to four customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH and Golgohar Trade and Technology GmbH. These services have been terminated or are in the process of being terminated. For the year ended December 31, 2022, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.
In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the year ended, were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the year ended December 31, 2022, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the year ended December 31, 2022, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services during the year ended December 31, 2022, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

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

Two of these policies, discussed below, relate to critical estimates because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Actual results could differ from those estimates.

Management and the Audit Committee of the Board of Directors have reviewed and approved the accounting policies associated with these critical estimates.

Depreciation

Our property and equipment balance represents a significant component of our consolidated assets. We record property and equipment at cost, and we generally depreciate property and equipment on a straight-line basis over the estimated useful life of the assets. If all other factors were to remain unchanged, we expect that a one-year increase in the useful lives of our in-service property and equipment, exclusive of leased devices, would have resulted in a decrease of approximately $3.1 billion in our 2022 depreciation expense and that a one-year decrease in the useful life would have resulted in an increase of approximately $4.0 billion in our 2022 depreciation expense.

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

The income tax laws of the jurisdictions in which we operate are complex and subject to different interpretations by management and the relevant government taxing authorities. In establishing a provision for income tax expense, we must make judgments about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Our interpretations may be subjected to review during examination by taxing authorities and disputes may arise over the respective tax positions. We attempt to resolve these disputes during the tax examination and audit process and ultimately through the court system when applicable.

We monitor relevant tax authorities and revise our estimate of accrued income taxes due to changes in income tax laws and their interpretation by the courts and regulatory authorities on a quarterly basis. Revisions of our estimate of accrued income taxes also may result from our own income tax planning and from the resolution of income tax controversies. Such revisions in our estimates may be material to our Income tax expense for any given quarter.

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

Certain potential sources of financing available to us, including our Revolving Credit Facility, bear interest that is indexed to a benchmark rate plus a fixed margin. As of December 31, 2022, we did not have outstanding balances under these facilities. See Note 8 – Debt of the Notes to the Consolidated Financial Statements for additional information.

Index for Notes to the Consolidated Financial Statements
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of T-Mobile US, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of T-Mobile US, Inc. and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Index for Notes to the Consolidated Financial Statements
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenues – Refer to Notes 1 and 10 to the consolidated financial statements

Critical Audit Matter Description

The Company generates revenues from providing wireless communications services and selling devices and accessories to customers. The processing and recording of wireless communications services revenues related to monthly wireless services billings is highly automated and is based on contractual terms with customers. Equipment revenues related to device and accessory sales are typically recognized at a point in time when control of the device or accessory is transferred to the customer or dealer. The Company’s wireless service and equipment revenues consist of a significant volume of low-dollar transactions accumulated from multiple systems and databases.

Given the large volume of low-dollar wireless communications services and equipment revenue transactions which are initiated, accumulated, and recorded in multiple systems and databases, auditing revenues was complex and challenging due to the extent of audit effort required and the need for professionals with expertise in information technology (IT) to identify, evaluate, and test the Company’s systems, databases, automated controls, and system interface controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue transactions included the following, among others:

•With the assistance of our IT specialists, we:
•Identified the relevant systems and databases used to process revenue transactions and tested the relevant IT controls over each of those systems and databases.
•Performed testing of automated business controls and system interface controls within wireless communications services and equipment revenues.
•We tested internal controls in the revenue accounting processes, including those in place to (a) establish revenue recognition accounting policies for promotional offers, (b) record revenue and the related promotional offers in accordance with the established accounting policies and (c) reconcile the various systems to the Company’s general ledger.
•We created data visualizations to evaluate recorded revenue and trends in the related subscriber data.
•For a selection of equipment revenue transactions, we compared the amounts recognized to contractual agreements or other source documents and tested the mathematical accuracy of the recorded revenue.
•We developed an expectation of postpaid and prepaid service revenue amounts using historical service revenue and subscriber information and compared it to the recorded amount.
•We tested the accuracy and completeness of the subscriber information used in our audit procedures by selecting a sample of the subscriber information and for those selections agreeing the selected subscriber information to supporting documentation.

/s/ Deloitte & Touche LLP
Seattle, Washington
February 14, 2023

We have served as the Company’s auditor since 2022.

Index for Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of T-Mobile US, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of T-Mobile US, Inc. and its subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 11, 2022

We served as the Company’s auditor from 2001 to 2022.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Balance Sheets

(in millions, except share and per share amounts)	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$4,507	$6,631
Accounts receivable, net of allowance for credit losses of $167 and $146	4,445	4,194
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $667 and $494	5,123	4,748
Inventory	1,884	2,567
Prepaid expenses	673	746
Other current assets	2,435	2,005
Total current assets	19,067	20,891
Property and equipment, net	42,086	39,803
Operating lease right-of-use assets	28,715	26,959
Financing lease right-of-use assets	3,257	3,322
Goodwill	12,234	12,188
Spectrum licenses	95,798	92,606
Other intangible assets, net	3,508	4,733
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $144 and $136	2,546	2,829
Other assets	4,127	3,232
Total assets	$211,338	$206,563
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$12,275	$11,405
Short-term debt	5,164	3,378
Short-term debt to affiliates	—	2,245
Deferred revenue	780	856
Short-term operating lease liabilities	3,512	3,425
Short-term financing lease liabilities	1,161	1,120
Other current liabilities	1,850	1,070
Total current liabilities	24,742	23,499
Long-term debt	65,301	67,076
Long-term debt to affiliates	1,495	1,494
Tower obligations	3,934	2,806
Deferred tax liabilities	10,884	10,216
Operating lease liabilities	29,855	25,818
Financing lease liabilities	1,370	1,455
Other long-term liabilities	4,101	5,097
Total long-term liabilities	116,940	113,962
Commitments and contingencies (Note 19)
Stockholders' equity
Common Stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,256,876,527 and 1,250,751,148 shares issued, 1,233,960,078 and 1,249,213,681 shares outstanding	—	—
Additional paid-in capital	73,941	73,292
Treasury stock, at cost, 22,916,449 and 1,537,468 shares issued	(3,016)	(13)
Accumulated other comprehensive loss	(1,046)	(1,365)
Accumulated deficit	(223)	(2,812)
Total stockholders' equity	69,656	69,102
Total liabilities and stockholders' equity	$211,338	$206,563
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions, except share and per share amounts)	2022	2021	2020
Revenues
Postpaid revenues	$45,919	$42,562	$36,306
Prepaid revenues	9,857	9,733	9,421
Wholesale and other service revenues	5,547	6,074	4,668
Total service revenues	61,323	58,369	50,395
Equipment revenues	17,130	20,727	17,312
Other revenues	1,118	1,022	690
Total revenues	79,571	80,118	68,397
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	14,666	13,934	11,878
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	21,540	22,671	16,388
Selling, general and administrative	21,607	20,238	18,926
Impairment expense	477	—	418
Loss on disposal group held for sale	1,087	—	—
Depreciation and amortization	13,651	16,383	14,151
Total operating expenses	73,028	73,226	61,761
Operating income	6,543	6,892	6,636
Other expense, net
Interest expense, net	(3,364)	(3,342)	(2,701)
Other expense, net	(33)	(199)	(405)
Total other expense, net	(3,397)	(3,541)	(3,106)
Income before income taxes	3,146	3,351	3,530
Income tax expense	(556)	(327)	(786)
Income from continuing operations	2,590	3,024	2,744
Income from discontinued operations, net of tax	—	—	320
Net income	$2,590	$3,024	$3,064

Net income	$2,590	$3,024	$3,064
Other comprehensive income (loss), net of tax
Reclassification of loss (unrealized loss) from cash flow hedges, net of tax effect of $52, $49 and $(250)	151	140	(723)
Unrealized (loss) gain on foreign currency translation adjustment, net of tax effect of $(1), $0 and $1	(9)	(4)	4
Net unrecognized gain on pension and other postretirement benefits, net of tax effect of $61, $28 and $2	177	80	6
Other comprehensive income (loss)	319	216	(713)
Total comprehensive income	$2,909	$3,240	$2,351
Earnings per share
Basic earnings per share:
Continuing operations	$2.07	$2.42	$2.40
Discontinued operations	—	—	0.28
Basic	$2.07	$2.42	$2.68
Diluted earnings per share:
Continuing operations	$2.06	$2.41	$2.37
Discontinued operations	—	—	0.28
Diluted	$2.06	$2.41	$2.65
Weighted-average shares outstanding
Basic	1,249,763,934	1,247,154,988	1,144,206,326
Diluted	1,255,376,769	1,254,769,926	1,154,749,428
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2022	2021	2020
Operating activities
Net income	$2,590	$3,024	$3,064
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,651	16,383	14,151
Stock-based compensation expense	595	540	694
Deferred income tax expense	492	197	822
Bad debt expense	1,026	452	602
Losses from sales of receivables	214	15	36
Losses on redemption of debt	—	184	371
Impairment expense	477	—	418
Loss on remeasurement of disposal group held for sale	377	—	—
Changes in operating assets and liabilities
Accounts receivable	(5,158)	(3,225)	(3,273)
Equipment installment plan receivables	(1,184)	(3,141)	(1,453)
Inventories	744	201	(2,222)
Operating lease right-of-use assets	5,227	4,964	3,465
Other current and long-term assets	(754)	(573)	(402)
Accounts payable and accrued liabilities	558	549	(2,123)
Short- and long-term operating lease liabilities	(2,947)	(5,358)	(3,699)
Other current and long-term liabilities	459	(531)	(2,178)
Other, net	414	236	367
Net cash provided by operating activities	16,781	13,917	8,640
Investing activities
Purchases of property and equipment, including capitalized interest of $(61), $(210) and $(440)	(13,970)	(12,326)	(11,034)
Purchases of spectrum licenses and other intangible assets, including deposits	(3,331)	(9,366)	(1,333)
Proceeds from sales of tower sites	9	40	—
Proceeds related to beneficial interests in securitization transactions	4,836	4,131	3,134
Net cash related to derivative contracts under collateral exchange arrangements	—	—	632
Acquisition of companies, net of cash and restricted cash acquired	(52)	(1,916)	(5,000)
Proceeds from the divestiture of prepaid business	—	—	1,224
Other, net	149	51	(338)
Net cash used in investing activities	(12,359)	(19,386)	(12,715)
Financing activities
Proceeds from issuance of long-term debt	3,714	14,727	35,337
Payments of consent fees related to long-term debt	—	—	(109)
Repayments of financing lease obligations	(1,239)	(1,111)	(1,021)
Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities	—	(184)	(481)
Repayments of long-term debt	(5,556)	(11,100)	(20,416)
Issuance of common stock	—	—	19,840
Repurchases of common stock	(3,000)	—	(19,536)
Proceeds from issuance of short-term debt	—	—	18,743
Repayments of short-term debt	—	—	(18,929)
Tax withholdings on share-based awards	(243)	(316)	(439)
Cash payments for debt prepayment or debt extinguishment costs	—	(116)	(82)
Other, net	(127)	(191)	103
Net cash (used in) provided by financing activities	(6,451)	1,709	13,010
Change in cash and cash equivalents, including restricted cash and cash held for sale	(2,029)	(3,760)	8,935
Cash and cash equivalents, including restricted cash and cash held for sale
Beginning of period	6,703	10,463	1,528
End of period	$4,674	$6,703	$10,463
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statement of Stockholders’ Equity

(in millions, except shares)	Common Stock Outstanding	Treasury Shares Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2019	856,905,400	1,513,215	$(8)	$38,498	$(868)	$(8,833)	$28,789
Net income	—	—	—	—	—	3,064	3,064
Other comprehensive loss	—	—	—	—	(713)	—	(713)
Stock-based compensation	—	—	—	750	—	—	750
Stock issued for employee stock purchase plan	2,144,036	—	—	148	—	—	148
Issuance of vested restricted stock units	13,263,434	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(4,441,107)	—	—	(439)	—	—	(439)
Shares issued in secondary offering (1)	198,314,426	(198,314,426)	—	19,766	—	—	19,766
Shares repurchased from SoftBank (2)	(198,314,426)	198,314,426	—	(19,536)	—	—	(19,536)
Merger consideration	373,396,310	—	—	33,533	—	—	33,533
Prior year Retained Earnings (3)	—	—	—	—	—	(67)	(67)
Other, net	537,633	26,663	(3)	52	—	—	49
Balance as of December 31, 2020	1,241,805,706	1,539,878	(11)	72,772	(1,581)	(5,836)	65,344
Net income	—	—	—	—	—	3,024	3,024
Other comprehensive income	—	—	—	—	216	—	216
Stock-based compensation	—	—	—	606	—	—	606
Stock issued for employee stock purchase plan	2,189,542	—	—	225	—	—	225
Issuance of vested restricted stock units	7,509,039	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(2,511,512)	—	—	(316)	—	—	(316)
Other, net	220,906	(2,410)	(2)	5	—	—	3
Balance as of December 31, 2021	1,249,213,681	1,537,468	(13)	73,292	(1,365)	(2,812)	69,102
Net income	—	—	—	—	—	2,590	2,590
Other comprehensive income	—	—	—	—	319	—	319
Stock-based compensation	—	—	—	656	—	—	656
Stock issued for employee stock purchase plan	2,079,086	—	—	227	—	—	227
Issuance of vested restricted stock units	5,796,891	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,900,710)	—	—	(243)	—	—	(243)
Repurchases of common stock	(21,361,409)	21,361,409	(3,000)	—	—	—	(3,000)
Other, net	132,539	17,572	(3)	9	—	(1)	5
Balance as of December 31, 2022	1,233,960,078	22,916,449	$(3,016)	$73,941	$(1,046)	$(223)	$69,656
(1)Shares issued includes 5.0 million shares purchased by Marcelo Claure.
(2)In connection with the SoftBank Monetization (as defined below), we received a payment of $304 million from SoftBank (as defined below). This amount, net of tax, was treated as a reduction of the purchase price of the shares acquired from SoftBank and was recorded as Additional Paid-in Capital.
(3)Prior year Retained Earnings represents the impact of the adoption of new accounting standards on beginning Accumulated Deficit and Accumulated Other Comprehensive Loss.

The accompanying notes are an integral part of these consolidated financial statements

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Index for Notes to the Consolidated Financial Statements

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Description of Business

T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”), together with its consolidated subsidiaries, is a leading provider of mobile communications services, including voice, messaging and data, under its flagship brands, T-Mobile and Metro™ by T-Mobile ("Metro by T-Mobile"), in the United States, Puerto Rico and the U.S. Virgin Islands. Substantially all of our revenues were earned in, and substantially all of our long-lived assets are located in, the U.S., Puerto Rico and the U.S. Virgin Islands. We provide mobile communications services primarily using our 4G Long Term Evolution (“LTE”) network and our 5G technology network. We also offer a wide selection of wireless devices, including handsets, tablets and other mobile communication devices, and accessories for sale, as well as financing through equipment installment plans (“EIP”) and leasing through JUMP! On Demand. We also provide reinsurance for device insurance policies and extended warranty contracts offered to our mobile communications customers. In addition to our wireless communications services, we offer fast and reliable High Speed Internet utilizing our nationwide 5G network.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions which affect our consolidated financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which our management believes are reasonable under the circumstances, including, but not limited to, the valuation of assets acquired and liabilities assumed through our merger (the “Merger”) with Sprint Corporation (“Sprint”) and through our acquisitions of affiliates and the potential impacts arising from macroeconomic trends. These estimates are inherently subject to judgment and actual results could differ from those estimates.

On September 6, 2022, Sprint Communications LLC, a Kansas limited liability company and wholly owned subsidiary of the Company (“Sprint Communications”), Sprint LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, and Cogent Infrastructure, Inc., a Delaware corporation (the “Buyer”) and a wholly owned subsidiary of Cogent Communications Holdings, Inc., entered into a Membership Interest Purchase Agreement (the “Wireline Sale Agreement”), pursuant to which the Buyer will acquire the U.S. long-haul fiber network and operations (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Wireline Business”). Such transactions contemplated by the Wireline Sale Agreement are collectively referred to as the “Wireline Transaction.”

The assets and liabilities of the Wireline Business disposal group are classified as held for sale and presented within Other current assets and Other current liabilities on our Consolidated Balance Sheets as of December 31, 2022. The fair value of the Wireline Business disposal group, less costs to sell, will be reassessed during each reporting period it remains classified as held for sale, and any remeasurement to the lower of carrying amount or fair value less costs to sell will be reported as an adjustment included within Loss on disposal group held for sale on our Consolidated Statements of Comprehensive Income. Unless otherwise specified, the amounts and information presented in the Notes to the Consolidated Financial Statements include assets and liabilities that have been reclassified as held for sale as of December 31, 2022.
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

Index for Notes to the Consolidated Financial Statements
communications network products in certain parts of Maryland, North Carolina, Virginia, West Virginia Kentucky, Ohio and Pennsylvania.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid money market funds and U.S. Treasury securities with remaining maturities of three months or less at the date of purchase.

Receivables and Related Allowance for Credit Losses

Accounts Receivable

Accounts receivable balances are predominantly comprised of amounts currently due from customers (e.g., for wireless communications services and monthly device lease payments), device insurance administrators, wholesale partners, other carriers and third-party retail channels. Accounts receivable are presented on our Consolidated Balance Sheets at their amortized cost basis (i.e., the receivables’ unpaid principal balance (“UPB”) as adjusted for any written-off amounts relating to impairment), net of the allowance for credit losses. We have an arrangement to sell certain of our customer service accounts receivable on a revolving basis, which are treated as sales of financial assets.

Equipment Installment Plan Receivables

We offer certain customers the option to pay for their devices and other purchases in installments, generally over a period of 24 months using an EIP. EIP receivables are presented on our Consolidated Balance Sheets at their amortized cost basis (i.e., the receivables’ UPB as adjusted for any written-off amounts due to impairment and unamortized discounts), net of the allowance for credit losses. At the time of an installment sale, we impute a discount for interest if the term exceeds 12 months as there is no stated rate of interest on the receivables. The receivables are recorded at their present value, which is determined by discounting expected future cash payments at the imputed interest rate. This adjustment results in a discount or reduction in the transaction price of the contract with a customer, which is allocated to the performance obligations of the arrangement such as Service and Equipment revenues on our Consolidated Statements of Comprehensive Income. The imputed discount rate reflects a current market interest rate and is predominately comprised of the estimated credit risk underlying the EIP receivable, reflecting the estimated credit worthiness of the customer. The imputed discount on receivables is amortized over the financed installment term using the effective interest method and recognized as Other revenues on our Consolidated Statements of Comprehensive Income.

The current portion of the EIP receivables is included in Equipment installment plan receivables, net and the long-term portion of the EIP receivables is included in Equipment installment plan receivables due after one year, net on our Consolidated Balance Sheets. We have an arrangement to sell certain EIP receivables on a revolving basis, which are treated as sales of financial assets. See Note 4 – Sales of Certain Receivables for further information. Additionally, certain of our EIP receivables included on our Consolidated Balance Sheets secure our asset-backed notes (“ABS Notes”). See Note 8 – Debt for further information.

Allowance for Credit Losses

We maintain an allowance for credit losses by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within each portfolio segment as of period end. Each portfolio segment is comprised of pools of receivables that are evaluated collectively based on similar risk characteristics. Our allowance levels consider estimated credit risk over the contractual life of the receivables and are influenced by receivable volumes, receivable delinquency status, historical loss experience and other conditions that affect loss expectations, such as changes in credit and collections policies and forecasts of macroeconomic conditions. While we attribute portions of the allowance to our respective accounts receivable and EIP portfolio segments, the entire allowance is available to credit losses related to the total receivable portfolio.

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

If there is a deterioration of our customers’ financial condition or if future actual default rates on receivables in general differ from those currently anticipated, we will adjust our allowance for credit losses accordingly.

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

Long-Lived Assets

Long-lived assets include assets that do not have indefinite lives, such as property and equipment and certain intangible assets. Substantially all of our long-lived assets are located in the U.S., including Puerto Rico and the U.S. Virgin Islands. We assess potential impairments to our long-lived assets when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If any indicators of impairment are present, we test recoverability. The carrying value of a long-lived asset or asset group is not recoverable if the carrying value exceeds the sum of the estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset or asset group. If the estimated undiscounted future cash flows do not exceed the asset or asset group’s carrying amount, then an impairment loss is recorded, measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its estimated fair value.

During the second quarter of 2022, we determined that the retirement of the legacy Sprint CDMA and LTE wireless networks triggered the need to separately assess the Wireline long-lived asset group for impairment and the results of this assessment indicated that certain Wireline long-lived assets were impaired. See Note 16 - Wireline for further information.

Property and Equipment

Property and equipment consists of buildings and equipment, wireless communications systems, leasehold improvements, capitalized software, leased wireless devices and construction in progress. Buildings and equipment include certain network server equipment. Wireless communications systems include assets to operate our wireless network and information technology data centers, including tower assets, leasehold improvements and asset retirement costs. Leasehold improvements include asset improvements other than those related to the wireless network.

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

Index for Notes to the Consolidated Financial Statements
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

Our leasing programs (“Leasing Programs”), which include JUMP! On Demand and the Sprint Flex Lease Program, allow customers to lease a device (handset or tablet) generally over an initial period of 18 months and upgrade the device with a new device when eligibility requirements are met. We depreciate leased devices to their estimated residual value, on a group basis, using the straight-line method over the estimated useful life of the device. The estimated useful life reflects the period for which we estimate the group of leased devices will provide utility to us, which may be longer than the initial lease term based on customer options in the Sprint Flex Lease program to renew the lease on a month-to-month basis after the initial lease term concludes. In determining the estimated useful life, we consider the lease term (e.g., 18 months and month-to-month renewal options for the Sprint Flex Lease Program), trade-in activity and write-offs for lost and stolen devices. Lost and stolen devices are incorporated into the estimates of depreciation expense and recognized as an adjustment to accumulated depreciation when the loss event occurs. Our policy of using the group method of depreciation has been applied to acquired leased devices as well as leases originated subsequent to the Merger. Acquired leased devices are grouped based on the age of the device. Revenues associated with the leased devices, net of lease incentives, are generally recognized on a straight-line basis over the lease term.

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

The Agreements with educational and certain non-profit institutions are typically for terms of five to 10 years with automatic renewal provisions, bringing the total term of the Agreements up to 30 years. A majority of the Agreements include a right of first refusal to acquire, lease or otherwise use the license at the end of the automatic renewal periods.

Index for Notes to the Consolidated Financial Statements
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

Customer lists and the Sprint trade name are amortized using the sum-of-the-years digits method over the period in which the asset is expected to contribute to future cash flows. Reacquired rights are amortized on a straight-line basis over the remaining term of the Management Agreement (as defined in Note 2 – Business Combinations), which represents the period of expected economic benefit. The remaining finite-lived intangible assets are amortized using the straight-line method.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination and is assigned to our one reporting unit: wireless.

Spectrum Licenses

Spectrum licenses are carried at costs incurred to acquire the spectrum licenses and the costs to prepare the spectrum licenses for their intended use, such as costs to clear acquired spectrum licenses. The FCC issues spectrum licenses which provide us with the exclusive right to utilize designated radio frequency spectrum within specific geographic service areas to provide wireless communications services. Spectrum licenses are issued for a fixed period of time, typically up to 15 years; however, the FCC has granted license renewals routinely and at a nominal cost. The spectrum licenses acquired expire at various dates and we believe we will be able to meet all requirements necessary to secure renewal of our spectrum licenses at a nominal cost. Moreover, we determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our spectrum licenses. The utility of radio frequency spectrum does not diminish while activated on our network nor does it otherwise deteriorate over time. Therefore, we determined the spectrum licenses should be treated as indefinite-lived intangible assets.

At times, we enter into agreements to sell or exchange spectrum licenses. Upon entering into the arrangement, if the transaction has been deemed to have commercial substance, spectrum licenses are reviewed for impairment. The licenses are transferred at their carrying value, as adjusted for any impairment recognized, to assets held for sale, which is included in Other current assets on our Consolidated Balance Sheets until approval and completion of the exchange or sale. Upon closing of the transaction, spectrum licenses acquired as part of an exchange of nonmonetary assets are recorded at fair value and the difference between the fair value of the spectrum licenses obtained, carrying value of the spectrum licenses transferred and cash paid, if any, is recognized as a gain or loss on disposal of spectrum licenses included in Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income. Our fair value estimates of spectrum licenses are based on information for which there is little or no observable market data. If the transaction lacks commercial substance or the fair value is not measurable, the acquired spectrum licenses are recorded at our carrying value of the spectrum assets transferred or exchanged.

The spectrum licenses we hold plus the spectrum leases enhance the overall value of our spectrum licenses as the collective value is higher than the value of individual bands of spectrum within a specific geography. This value is derived from the ability to provide wireless service to customers across large geographic areas and maintain the same or similar wireless connectivity quality. This enhanced value from combining owned and leased spectrum licenses is referred to as an aggregation premium.

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

We test goodwill on a reporting unit basis by comparing the estimated fair value of the reporting unit to its book value. If the fair value exceeds the book value, then no impairment is measured. As of December 31, 2022, we have identified one reporting

Index for Notes to the Consolidated Financial Statements
unit for which discrete financial information is available and results are regularly reviewed by management: wireless. The wireless reporting unit consists of all the assets and liabilities of T-Mobile US, Inc.

When assessing goodwill for impairment we may elect to first perform a qualitative assessment to determine if the quantitative impairment test is necessary. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative test. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. In 2022, we employed a qualitative approach to assess the wireless reporting unit. The fair value of the wireless reporting unit is determined using a market approach, which is based on market capitalization. We recognize market capitalization is subject to volatility and will monitor changes in market capitalization to determine whether declines, if any, necessitate an interim impairment review. In the event market capitalization does decline below its book value, we will consider the length, severity and reasons for the decline when assessing whether potential impairment exists, including considering whether a control premium should be added to the market capitalization. We believe short-term fluctuations in share price may not necessarily reflect the underlying aggregate fair value. No events or change in circumstances have occurred that indicate the fair value of the wireless reporting unit may be below its carrying amount at December 31, 2022.

We test our spectrum licenses for impairment on an aggregate basis, consistent with our management of the overall business at a national level. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying value. If we do not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the intangible asset is less than its carrying amount, we calculate the estimated fair value of the intangible asset. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized for the difference. In 2022, we employed the qualitative method.

We estimate fair value of spectrum licenses using the Greenfield methodology. The Greenfield methodology values the spectrum licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except for the asset to be valued (in this case, spectrum licenses) and makes investments required to build an operation comparable to current use. The value of the spectrum licenses can be considered as equal to the present value of the cash flows of this hypothetical start-up company. We base the assumptions underlying the Greenfield methodology on a combination of market participant data and our historical results, trends and business plans. Future cash flows in the Greenfield methodology are based on estimates and assumptions of market participant revenues, EBITDA margin, network build-out period and a long-term growth rate for a market participant. The cash flows are discounted using a weighted-average cost of capital. No events or change in circumstances have occurred that indicate the fair value of the Spectrum licenses may be below their carrying amount at December 31, 2022.

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

Index for Notes to the Consolidated Financial Statements
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

For derivative instruments designated as cash flow hedges associated with forecasted debt issuances, changes in fair value are reported as a component of Accumulated other comprehensive loss until reclassified into Interest expense, net in the same period the hedged transaction affects earnings. Unrealized gains on derivatives designated in qualifying cash flow hedge relationships are recorded at fair value as assets, and unrealized losses are recorded at fair value as liabilities.

We did not have any significant derivative instruments outstanding as of December 31, 2022 or 2021.

Revenue Recognition

We primarily generate our revenue from providing wireless communications services and selling or leasing devices and accessories to customers. Our contracts with customers may involve more than one performance obligation, which include wireless services, wireless devices or a combination thereof, and we allocate the transaction price between each performance obligation based on its relative standalone selling price.

Wireless Communications Services Revenue

We generate our wireless communications services revenues from providing access to, and usage of, our wireless communications network. Service revenues also include revenues earned for providing premium services to customers, such as device insurance services. Service contracts are billed monthly either in advance or arrears, or are prepaid. Generally, service revenue is recognized as we satisfy our performance obligation to transfer service to our customers. We typically satisfy our stand-ready performance obligations, including unlimited wireless services, evenly over the contract term. For usage-based and prepaid wireless services, we satisfy our performance obligations when services are rendered.

The enforceable duration of our contracts with customers is typically one month. However, promotional EIP bill credits offered to a customer on an equipment sale that are paid over time and are contingent on the customer maintaining a service contract may result in an extended service contract based on whether a substantive penalty is deemed to exist.

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

Federal Universal Service Fund (“USF”) and state USF are assessed by various governmental authorities in connection with the services we provide to our customers and are included in Cost of services. When we separately bill and collect these regulatory fees from customers, they are recorded gross in Total service revenues on our Consolidated Statements of Comprehensive Income. For the years ended December 31, 2022, 2021 and 2020, we recorded approximately $185 million, $216 million and $267 million, respectively, of USF fees on a gross basis.

Index for Notes to the Consolidated Financial Statements
We have made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer (e.g., sales, use, value added, and some excise taxes).

Wireline Revenue

Performance obligations related to our Wireline customers include the provision of domestic and international data communications services. Wireline revenues are included in Other service revenues on our Consolidated Statements of Comprehensive Income.

Equipment Revenues

We generate equipment revenues from the sale or lease of mobile communication devices and accessories. Equipment revenues related to device and accessory sales are typically recognized at a point in time when control of the device or accessory is transferred to the customer or dealer. We have elected to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. We estimate variable consideration (e.g., device returns or certain payments to indirect dealers) primarily based on historical experience. Equipment sales not probable of collection are generally recorded as payments are received. Our assessment of collectibility considers contract terms such as down payments that reduce our exposure to credit risk.

We offer certain customers the option to pay for devices and accessories in installments using an EIP. Generally, we recognize as a reduction of the total transaction price the effects of a financing component in contracts where customers purchase their devices and accessories on an EIP with a term of more than one year, including those financing components that are not considered to be significant to the contract. However, we have elected the practical expedient of not recognizing the effects of a significant financing component for contracts where we expect, at contract inception, that the period between the transfer of a performance obligation to a customer and the customer’s payment for that performance obligation will be one year or less.

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

For receivables associated with an end service customer in which the sale of the device was not directly to the end customer (sell-in model or devices sourced directly from OEM), the effect of imputing interest is recognized as a reduction to service revenue over the service contract period. In these transactions, the provision of wireless communications services is the only performance obligation as the device sale was recognized when transferred to the dealer.

Contract Balances

Generally, our devices and service plans are available at standard prices, which are maintained on price lists and published on our website and/or within our retail stores.

Index for Notes to the Consolidated Financial Statements
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

We capitalize postpaid sales commissions for service activation as costs to acquire a contract and amortize them on a straight-line basis over the estimated period of benefit, currently 24 months. For capitalized contract costs, determining the amortization period over which such costs are recognized as well as assessing the indicators of impairment may require judgment. Prepaid commissions are expensed as incurred as their estimated period of benefit does not extend beyond 12 months. Commissions paid upon device upgrade are not capitalized if the remaining customer contract is less than one year. Commissions paid when the customer has a lease are treated as initial direct costs and recognized over the lease term.

Incremental costs to obtain equipment contracts (e.g., commissions paid on device and accessory sales) are recognized when the equipment is transferred to the customer. See Note 10 – Revenue from Contracts with Customers for further information.

Leases

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

In addition, we have financing leases for certain network equipment. We recognize a right-of-use asset and lease liability for financing leases based on the net present value of future minimum lease payments. The right-of-use asset for a finance lease is based on the lease liability. Expense for our financing leases is comprised of the amortization expense associated with the right-of-use asset and interest expense recognized based on the effective interest method.

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

Index for Notes to the Consolidated Financial Statements
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

Generally, we elected the practical expedient to not separate lease and non-lease components in arrangements where we are the lessee. For arrangements in which we are the lessor of wireless handset devices, we did not elect this practical expedient. We did not elect the short-term lease recognition exemption; as such, leases with terms shorter than 12 months are included as a right-of-use asset and lease liability.

Rental revenues and expenses associated with co-location tower sites are presented on a net basis under Topic 842. See Note 18 – Leases for further information.

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

Sprint Retirement Pension Plan

Through the Merger, we acquired the assets and assumed the liabilities associated with the Sprint Retirement Pension Plan (the “Pension Plan”), which is a defined benefit pension plan providing post-retirement benefits to certain employees. As of December 31, 2005, the Pension Plan was amended to freeze benefit plan accruals for participants.

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

Advertising Expense

We expense the cost of advertising and other promotional expenditures to market our services and products as incurred. For the years ended December 31, 2022, 2021 and 2020, advertising expenses included in Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income were $2.3 billion, $2.2 billion and $1.8 billion, respectively.

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

Index for Notes to the Consolidated Financial Statements
a tax return. We assess whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position and adjust the unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of adjustments, net of tax, related to reclassification of loss from cash flow hedges, foreign currency translation and pension and other postretirement benefits. This is reported in Accumulated other comprehensive loss as a separate component of stockholders’ equity until realized in earnings.

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

Share Repurchases

On September 8, 2022, our Board of Directors authorized a stock repurchase program for up to $14.0 billion of our common stock through September 30, 2023 (the “2022 Stock Repurchase Program”). The cost of repurchased shares, including equity reacquisition costs, is included in Treasury stock on our Consolidated Balance Sheets. We accrue the cost of repurchased shares, and exclude such shares from the calculation of basic and diluted earnings per share, as of the trade date. We recognize a liability for share repurchases which have not settled and for which cash has not been paid in Other current liabilities on our Consolidated Balance Sheets. Cash payments to reacquire our shares, including equity reacquisition costs, are included in Repurchases of common stock on our Consolidated Statements of Cash Flows. See Note 15 - Repurchases of Common Stock for more information about our 2022 Stock Repurchase Program.

Earnings Per Share

Basic earnings per share is computed by dividing Net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of outstanding stock options, RSUs and PRSUs, calculated using the treasury stock method. See Note 17 – Earnings Per Share for further information.

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

The primary beneficiary is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party which has both the power to direct the activities of an entity that most significantly impact the VIE's economic performance, and through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE. We consolidate VIEs when we are deemed to be the primary beneficiary or when the VIE cannot be deconsolidated. See Note 4 – Sales of Certain Receivables, Note 8 – Debt and Note 9 – Tower Obligations for further information.

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

Index for Notes to the Consolidated Financial Statements
servicers) or have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE.

Device Purchases Cash Flow Presentation

We classify all device purchases, whether acquired for sale or lease, as operating cash outflows as our predominant strategy is to sell devices to customers rather than lease them. See Note 21 – Additional Financial Information for disclosures of Leased devices transferred from inventory to property and equipment and Returned leased devices transferred from property and equipment to inventory.

Accounting Pronouncements Adopted During the Current Year

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” and has since modified the standard with ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” and ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (together, the “reference rate reform standard”). The reference rate reform standard provides temporary optional expedients and allows for certain exceptions to applying existing GAAP for contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The reference rate reform standard is available for adoption through December 31, 2024, and the optional expedients for contract modifications must be elected for all arrangements within a given Accounting Standards Codification (“ASC”) Topic or Industry Subtopic. As of January 1, 2022, we have elected to apply the practical expedients provided by the reference rate reform standard for all ASC Topics and Industry Subtopics related to eligible contract modifications as they occur. This election did not have a material impact on our consolidated financial statements for the year ended December 31, 2022, and the impact of applying the election to future eligible contract modifications that occur through December 31, 2024, is also not expected to be material.

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

Accounting Pronouncements Not Yet Adopted

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The standard eliminates the accounting guidance within ASC 310-40 for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The standard will become effective for us beginning January 1, 2023, and will be applied prospectively, with an option for modified retrospective application for provisions related to recognition and measurement of troubled debt restructurings. Early adoption is permitted for us at any time. We plan to adopt the standard when it becomes effective for us beginning January 1, 2023. We expect the adoption of the standard to impact our disclosure of current period write-offs for certain receivables, but do not expect other updates in the standard to have a material impact on our consolidated financial statements.

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

Immediately following the closing of the Merger and the surrender of the SoftBank Specified Shares Amount, pursuant to the Letter Agreement described above, DT and SoftBank held, directly or indirectly, approximately 43.6% and 24.7%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 31.7% of the outstanding T-Mobile common stock held by other stockholders. See Note 14 – SoftBank Equity Transaction for ownership details as of December 31, 2022.

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

Index for Notes to the Consolidated Financial Statements
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

Index for Notes to the Consolidated Financial Statements
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

Regulatory Matters

The Transactions were the subject of various legal and regulatory proceedings involving a number of state and federal agencies. In connection with those proceedings and the approval of the Transactions, we have certain commitments and other obligations to various state and federal agencies and certain nongovernmental organizations. See Note 19 – Commitments and Contingencies for further information.

Prepaid Transaction

On July 26, 2019, we entered into the Asset Purchase Agreement with Sprint and DISH, pursuant to which, following the consummation of the Merger, DISH would acquire the Prepaid Business.

On June 17, 2020, T-Mobile, Sprint and DISH entered into the First Amendment to the Asset Purchase Agreement. Pursuant to the First Amendment of the Asset Purchase Agreement, T-Mobile, Sprint and DISH agreed to proceed with the closing of the Prepaid Transaction, in accordance with the Asset Purchase Agreement, on July 1, 2020, subject to the terms and conditions of the Asset Purchase Agreement and the terms and conditions of the Consent Decree.

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

Index for Notes to the Consolidated Financial Statements
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

Prior to the acquisition of the Wireless Assets, revenues generated from our affiliate relationship with Shentel were presented as Wholesale and other service revenues. Upon the close of the transaction, revenues generated from postpaid customers within the reacquired territory are presented as Postpaid revenues on our Consolidated Statements of Comprehensive Income. The financial results of the Wireless Assets since the closing through December 31, 2021, were not material to our Consolidated Statements of Comprehensive Income, nor were they material to our prior period consolidated results on a pro forma basis.

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

Other intangible assets include $770 million of reacquired rights to provide services in Shentel’s former affiliate territory which is being amortized on a straight-line basis over a useful life of approximately nine years in line with the remaining term of the Management Agreement upon the acquisition of the Wireless Assets, which represents the period of expected economic benefits associated with the reacquisition of such rights. This fair value measurement is based on significant inputs not observable in the market, and therefore, represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach include forecasted subscriber growth rates, revenue over an estimated period of time, the discount rate, estimated capital expenditures, estimated income taxes and the long-term growth rate, as well as forecasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins.

Index for Notes to the Consolidated Financial Statements
Note 3 – Receivables and Related Allowance for Credit Losses

We maintain an allowance for credit losses by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within each portfolio segment as of the end of the period.

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

Accounts Receivable Portfolio Segment

Accounts receivable balances are predominately comprised of amounts currently due from customers (e.g., for wireless communications services and monthly device lease payments), device insurance administrators, wholesale partners, non-consolidated affiliates, other carriers and third-party retail channels.

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

We consider the need to adjust our estimate of credit losses for reasonable and supportable forecasts of future macroeconomic conditions. To do so, we monitor external forecasts of changes in real U.S. gross domestic product and forecasts of consumer credit behavior for comparable credit exposures. We also periodically evaluate other macroeconomic indicators such as unemployment rates to assess their level of correlation with our historical credit loss statistics.

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

To determine a customer’s credit profile and assist in determining their credit class, we use a proprietary credit scoring model that measures the credit quality of a customer leveraging several factors, such as credit bureau information and consumer credit risk scores, as well as service and device plan characteristics.

Installment receivables acquired in the Merger are included in EIP receivables. We applied our proprietary credit scoring model to the customers acquired in the Merger with an outstanding EIP receivable balance. Based on tenure, consumer credit risk score and credit profile, these acquired customers were classified into our customer classes of Prime or Subprime. For EIP receivables acquired in the Merger, the difference between the fair value and UPB of the receivable at the acquisition date is accreted to interest income over the contractual life of the receivable using the effective interest method. EIP receivables had a combined weighted-average effective interest rate of 8.0% and 5.6% as of December 31, 2022, and 2021, respectively.

Index for Notes to the Consolidated Financial Statements
The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	December 31, 2022	December 31, 2021
EIP receivables, gross	$8,480	$8,207
Unamortized imputed discount	(483)	(378)
EIP receivables, net of unamortized imputed discount	7,997	7,829
Allowance for credit losses	(328)	(252)
EIP receivables, net of allowance for credit losses and imputed discount	$7,669	$7,577
Classified on our consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$5,123	$4,748
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,546	2,829
EIP receivables, net of allowance for credit losses and imputed discount	$7,669	$7,577

Many of our loss estimation techniques rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of December 31, 2022:

	Originated in 2022		Originated in 2021		Originated prior to 2021		Total EIP Receivables, net of unamortized imputed discounts
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Grand total
Current - 30 days past due	$3,278	$2,362	$1,288	$742	$122	$45	$4,688	$3,149	$7,837
31 - 60 days past due	21	34	9	13	1	1	31	48	79
61 - 90 days past due	9	18	4	7	—	—	13	25	38
More than 90 days past due	9	17	5	9	1	2	15	28	43
EIP receivables, net of unamortized imputed discount	$3,317	$2,431	$1,306	$771	$124	$48	$4,747	$3,250	$7,997

We estimate credit losses on our EIP receivables segment by applying an expected credit loss model, which relies on historical loss data adjusted for current conditions to calculate default probabilities or an estimate for the frequency of customer default. Our assessment of default probabilities or frequency includes receivables delinquency status, historical loss experience, how long the receivables have been outstanding and customer credit ratings, as well as customer tenure. We multiply these estimated default probabilities by our estimated loss given default, which is the estimated amount or severity of the default loss after adjusting for estimated recoveries.

As we do for our accounts receivable portfolio segment, we consider the need to adjust our estimate of credit losses on EIP receivables for reasonable and supportable forecasts of economic conditions through monitoring external forecasts and periodic internal statistical analyses.

Index for Notes to the Consolidated Financial Statements
Activity for the years ended December 31, 2022, 2021 and 2020, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	December 31, 2022			December 31, 2021			December 31, 2020
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$146	$630	$776	$194	$605	$799	$61	$399	$460
Beginning balance adjustment due to implementation of the new credit loss standard	—	—	—	—	—	—	—	91	91
Bad debt expense	433	593	1,026	231	221	452	338	264	602
Write-offs, net of recoveries	(412)	(518)	(930)	(279)	(248)	(527)	(205)	(175)	(380)
Change in imputed discount on short-term and long-term EIP receivables	N/A	262	262	N/A	187	187	N/A	171	171
Impact on the imputed discount from sales of EIP receivables	N/A	(156)	(156)	N/A	(135)	(135)	N/A	(145)	(145)
Allowance for credit losses and imputed discount, end of period	$167	$811	$978	$146	$630	$776	$194	$605	$799

Credit loss activity increased during 2022, as activity normalized relative to muted Pandemic levels in 2021 and other macroeconomic trends contributed to adverse scenarios and presented additional uncertainty due to, for example, the potential effects associated with higher inflation, rising interest rates and changes in the Federal Reserve’s monetary policy, as well as geopolitical risks, including the war in Ukraine.

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of December 31, 2022. In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets included on our Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

Note 4 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP sale arrangement”). The maximum funding commitment of the EIP sale arrangement is $1.3 billion. On November 2, 2022, we extended the scheduled expiration date of the EIP sale arrangement to November 18, 2023.

As of both December 31, 2022 and 2021, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

In connection with this EIP sale arrangement, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity (the “EIP BRE”). Pursuant to the EIP sale arrangement, selected receivables are transferred to the EIP BRE. The EIP BRE then sells the receivables to a non-consolidated and unaffiliated third-party entity over which we do not exercise any level

Index for Notes to the Consolidated Financial Statements
of control, nor does the third-party entity qualify as a VIE.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, included on our Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	December 31, 2022	December 31, 2021
Other current assets	$344	$424
Other assets	136	125

In addition, the EIP BRE is a separate legal entity with its own separate creditors who will be entitled, prior to any liquidation of the EIP BRE, to be satisfied prior to any value in the EIP BRE becoming available to us. Accordingly, the assets of the EIP BRE may not be used to settle our general obligations and creditors of the EIP BRE have limited recourse to our general credit.

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). The maximum funding commitment of the service receivable sale arrangement is $950 million and the facility expires in February 2023. As of both December 31, 2022 and 2021, the service receivable sale arrangement provided funding of $775 million. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

In connection with the service receivable sale arrangement, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity, to sell service accounts receivable (the “Service BRE”).

Pursuant to the service receivable sale arrangement, selected receivables are transferred to the Service BRE. The Service BRE then sells the receivables to a non-consolidated and unaffiliated third party entity over which we do not exercise any level of control, nor does the third party qualify as a VIE.

Variable Interest Entity

Prior to the March 2021 amendment of the service receivable sale arrangement, the Service BRE did not qualify as a VIE, but due to the significant level of control we exercised over the entity, it was consolidated.

In March 2021, the amendment to the service receivable sale arrangement triggered a VIE reassessment, and we determined that the Service BRE now qualifies as a VIE. We have a variable interest in the Service BRE and have determined that we are the primary beneficiary based on our ability to direct the activities that most significantly impact the Service BRE’s economic performance. Those activities include selecting which receivables are transferred into the Service BRE and sold in the service receivable sale arrangement and funding the Service BRE. Additionally, our equity interest in the Service BRE obligates us to absorb losses and gives us the right to receive benefits from the Service BRE that could potentially be significant to the Service BRE. Accordingly, we include the balances and results of operations of the Service BRE on our consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included on our Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	December 31, 2022	December 31, 2021
Other current assets	$214	$231
Other current liabilities	389	348

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

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense on our Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including customer default rates. As of December 31, 2022 and 2021, our deferred purchase price related to the sales of service receivables and EIP receivables was $692 million and $779 million, respectively.

The following table summarizes the impact of the sale of certain service accounts receivable and EIP receivables on our Consolidated Balance Sheets:

(in millions)	December 31, 2022	December 31, 2021
Derecognized net service accounts receivable and EIP receivables	$2,410	$2,492
Other current assets	558	655
of which, deferred purchase price	556	654
Other long-term assets	136	125
of which, deferred purchase price	136	125
Other current liabilities	389	348
Net cash proceeds since inception	1,697	1,754
Of which:
Change in net cash proceeds during the year-to-date period	(57)	39
Net cash proceeds funded by reinvested collections	1,754	1,715

We recognized losses from sales of receivables, including changes in fair value of the deferred purchase price, of $214 million, $15 million and $36 million for the years ended December 31, 2022, 2021 and 2020, respectively, in Selling, general and administrative expense on our Consolidated Statements of Comprehensive Income.

As of both December 31, 2022 and 2021, the total principal balance of outstanding transferred service receivables and EIP receivables was $1.0 billion.

Index for Notes to the Consolidated Financial Statements
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

Note 5 – Property and Equipment

The components of property and equipment, excluding amounts transferred to held for sale, were as follows:

(in millions)	Useful Lives	December 31, 2022	December 31, 2021
Land		$109	$225
Buildings and equipment	Up to 30 years	4,659	4,344
Wireless communications systems	Up to 20 years	61,738	57,114
Leasehold improvements	Up to 10 years	2,326	2,160
Capitalized software	Up to 10 years	20,342	18,243
Leased wireless devices	Up to 16 months	1,415	3,832
Construction in progress	N/A	4,599	3,703
Accumulated depreciation and amortization		(53,102)	(49,818)
Property and equipment, net		$42,086	$39,803

Total depreciation expense relating to property and equipment and financing lease right-of-use assets was $12.7 billion, $15.2 billion and $13.1 billion for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts include depreciation expense related to leased wireless devices of $1.1 billion for the year ended December 31, 2022 and $3.1 billion for each of the years ended December 31, 2021 and 2020.

We capitalize interest associated with the acquisition or construction of certain property and equipment and spectrum intangible assets. We recognized capitalized interest of $61 million, $210 million and $440 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Asset retirement obligations are primarily for certain legal obligations to remediate leased property on which our network infrastructure and administrative assets are located.

Activity in our asset retirement obligations was as follows:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021
Asset retirement obligations, beginning of year	$1,899	$1,817
Liabilities incurred	10	54
Liabilities settled	(379)	(173)
Accretion expense	65	62
Changes in estimated cash flows	292	139
Transfers to held for sale	(35)	—
Asset retirement obligations, end of period	$1,852	$1,899
Classified on the consolidated balance sheets as:
Other current liabilities	$267	$216
Other long-term liabilities	1,585	1,683

The corresponding assets, net of accumulated depreciation and excluding amounts transferred to held for sale, related to asset retirement obligations were $546 million and $613 million as of December 31, 2022 and 2021, respectively.

Index for Notes to the Consolidated Financial Statements
Postpaid Billing System Impairment

In connection with the continuing integration of the businesses following the Merger, we evaluated the long-term billing system architecture strategy for our postpaid customers. In order to facilitate customer migration from the Sprint legacy billing platform, our postpaid billing system replacement plan and associated development will no longer serve our future needs. As a result, we recorded a non-cash impairment of $200 million related to capitalized software development costs for the year ended December 31, 2020. The expense is included in Impairment expense on our Consolidated Statements of Comprehensive Income.

Wireline Impairment

Previously, the operation of the legacy Sprint CDMA and LTE wireless networks was supported by the legacy Sprint Wireline network. During the second quarter of 2022, we retired the legacy Sprint CDMA network and began the orderly shut-down of the LTE network. We determined that the retirement of the legacy Sprint CDMA and LTE wireless networks triggered the need to assess the Wireline long-lived assets for impairment, as these assets no longer support our wireless network and the associated customers and cash flows in a significant manner. The results of this assessment indicated that certain Wireline long-lived assets were impaired. See Note 16 - Wireline for further information.

Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021, are as follows:

(in millions)	Goodwill
Balance as of December 31, 2020, net of accumulated impairment losses of $10,984	$11,117
Purchase price adjustments of goodwill in 2021	22
Goodwill from acquisitions in 2021	1,049
Balance as of December 31, 2021	12,188
Goodwill from acquisitions in 2022	46
Balance as of December 31, 2022	$12,234
Accumulated impairment losses at December 31, 2022	$(10,984)

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

For our annual assessment of the wireless reporting unit, we employed a qualitative approach. The fair value of the wireless reporting unit was estimated using a market approach, which is based on market capitalization. In addition to performing an assessment under the market approach we also considered any events or change in circumstances that occurred, noting no indication that the fair value of the wireless reporting unit may be below its carrying amount at December 31, 2022.

In the year ended December 31, 2020, we recognized a goodwill impairment of $218 million for the Layer3 reporting unit. The impairment was the result of our enhanced in-home broadband opportunity following the Merger, along with the acquisition of certain content rights, which has created a strategic shift in our TVisionTM services offering. The expense is included in Impairment expense on our Consolidated Statements of Comprehensive Income.

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

Favorable spectrum leases represent a contract where the market rate is higher than the future contractual lease payments. We lease this spectrum from third parties who hold the spectrum licenses. As these contracts pertain to intangible assets, they are excluded from the lease accounting guidance (ASC 842) and are accounted for as service contracts in which the expense is recognized on a straight-line basis over the lease term. Favorable spectrum leases of $745 million were recorded as an intangible asset as a result of purchase accounting and are being amortized on a straight-line basis over the associated remaining lease term. Additionally, we recognized unfavorable spectrum lease liabilities of $125 million, which are also amortized over their respective remaining lease terms and are included in Other liabilities on our Consolidated Balance Sheets.

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

Spectrum Licenses

The following table summarizes our spectrum license activity for the years ended December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Spectrum licenses, beginning of year	$92,606	$82,828	$36,465
Spectrum license acquisitions	3,152	9,545	1,023
Spectrum licenses acquired in Merger	—	—	45,400
Spectrum licenses transferred to held for sale	(64)	(28)	(83)
Costs to clear spectrum	104	261	23
Spectrum licenses, end of year	$95,798	$92,606	$82,828

Spectrum Transactions

In March 2021, the FCC announced that we were the winning bidder of 142 licenses in Auction 107 (C-band spectrum) for an aggregate purchase price of $9.3 billion, excluding relocation costs. We expect to incur an additional $767 million in fixed relocation costs, which will be paid through 2024.

Index for Notes to the Consolidated Financial Statements
In January 2022, the FCC announced that we were the winning bidder of 199 licenses in Auction 110 (mid-band spectrum) for an aggregate purchase price of $2.9 billion. At inception of Auction 110 in September 2021, we deposited $100 million. We paid the FCC the remaining $2.8 billion for the licenses won in the auction in February 2022. On May 4, 2022, the FCC issued to us the licenses won in Auction 110. The licenses are included in Spectrum licenses on our Consolidated Balance Sheets as of December 31, 2022.

In September 2022, the FCC announced that we were the winning bidder of 7,156 licenses in Auction 108 (2.5 GHz spectrum) for an aggregate price of $304 million. At inception of Auction 108 in June 2022, we deposited $65 million. We paid the FCC the remaining $239 million for the licenses won in the auction in September 2022. The aggregate cash payments made to the FCC are included in Other assets on our Consolidated Balance Sheets as of December 31, 2022, and will remain there until the corresponding licenses are received. The timing of when the licenses will be issued will be determined by the FCC after all post-auction procedures have been completed.

Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits, on our Consolidated Statements of Cash Flows for the year ended December 31, 2022.

As of December 31, 2022, the activities that are necessary to get the C-band, mid-band and 2.5 GHz spectrum ready for its intended use have not begun; as such, capitalization of the interest associated with the costs of acquiring these spectrum licenses has not begun.

License Purchase Agreements

DISH Network Corporation

On July 1, 2020, we and DISH Network Corporation (“DISH”) entered into a license purchase agreement (the “DISH License Purchase Agreement”) pursuant to which DISH has the option to purchase certain 800 MHz spectrum licenses for a total of approximately $3.6 billion in a transaction to be completed, subject to an application for FCC approval, by July 1, 2023, or within five days of FCC approval, whichever date is later.

In the event DISH breaches the DISH License Purchase Agreement or fails to deliver the purchase price following the satisfaction or waiver of all closing conditions, DISH is liable to pay us a fee of $72 million. Additionally, if DISH does not exercise the option to purchase the 800 MHz spectrum licenses, we are required, unless otherwise approved under the Consent Decree, to offer the licenses for sale through an auction. If the specified minimum price of $3.6 billion is not met in the auction, we would be relieved of the obligation to sell the licenses.

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

Impairment Assessment

For our assessment of Spectrum license impairment, we employed a qualitative approach. No events or change in circumstances have occurred that indicate the fair value of the Spectrum licenses may be below its carrying amount at December 31, 2022.

Index for Notes to the Consolidated Financial Statements
Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	December 31, 2022			December 31, 2021
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	Up to 8 years	$4,883	$(2,732)	$2,151	$4,879	$(1,863)	$3,016
Reacquired rights	Up to 9 years	770	(139)	631	770	(46)	724
Tradenames and patents	Up to 19 years	196	(117)	79	171	(91)	80
Favorable spectrum leases	Up to 27 years	705	(113)	592	728	(74)	654
Other	Up to 10 years	353	(298)	55	377	(118)	259
Other intangible assets		$6,907	$(3,399)	$3,508	$6,925	$(2,192)	$4,733

Amortization expense for intangible assets subject to amortization was $1.2 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2022, 2021 and 2020, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization is summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending December 31,
2023	$881
2024	726
2025	573
2026	419
2027	292
Thereafter	617
Total	$3,508

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

Derivative Financial Instruments

Periodically, we use derivatives to manage exposure to market risk, such as interest rate risk. We designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship to help minimize significant, unplanned fluctuations in cash flows or fair values caused by designated market risks, such as interest rate volatility. We do not use derivatives for trading or speculative purposes.

Cash flows associated with qualifying hedge derivative instruments are presented in the same category on our Consolidated Statements of Cash Flows as the item being hedged. For fair value hedges, the change in the fair value of the derivative instruments is recognized in earnings through the same income statement line item as the change in the fair value of the hedged item. For cash flow hedges, the change in the fair value of the derivative instruments is reported in Other comprehensive income (loss) and recognized in earnings when the hedged item is recognized in earnings, again, through the same income statement line item.

We did not have any significant derivative instruments outstanding as of December 31, 2022 or 2021.

Index for Notes to the Consolidated Financial Statements
Interest Rate Lock Derivatives

During the three months ended March 31, 2020, we made net collateral transfers to certain of our derivative counterparties totaling $580 million, which are included in Net cash related to derivative contracts under collateral exchange arrangements within Net cash used in investing activities on our Consolidated Statements of Cash Flows.

Between April 2 and April 6, 2020, in connection with the issuance of an aggregate of $19.0 billion of Senior Secured Notes, we terminated our interest rate lock derivatives.

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

Aggregate changes in the fair value of the interest rate lock derivatives, net of tax and amortization, of $1.3 billion and $1.5 billion are presented in Accumulated other comprehensive loss on our Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022, 2021 and 2020, $203 million, $189 million and $128 million, respectively, were amortized from Accumulated other comprehensive loss into Interest expense, net, on our Consolidated Statements of Comprehensive Income. We expect to amortize $219 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending December 31, 2023.

Deferred Purchase Price Assets

In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. See Note 4 – Sales of Certain Receivables for further information.

The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included on our Consolidated Balance Sheets, were $692 million and $779 million as of December 31, 2022 and 2021, respectively. Fair value was equal to the carrying amount at December 31, 2022 and 2021.

Debt

The fair value of our Senior Notes to third parties was determined based on quoted market prices in active markets, and therefore were classified as Level 1 within the fair value hierarchy. The fair value of our Senior Notes to affiliates was determined based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. Accordingly, our Senior Notes to affiliates were classified as Level 2 within the fair value hierarchy. The fair value of our ABS Notes was determined based on quoted prices in inactive markets for identical instruments and observable changes in market interest rates, both of which are Level 2 inputs, as well as projected changes in cash collections on the underlying pool of receivables securing the ABS Notes, which is a Level 3 input. Due to the overcollateralization of the ABS Notes, projected changes in cash collections, such as changes resulting from customer default rates, on the pool of receivables securing such notes do not significantly affect the fair value estimate of the ABS Notes and therefore such notes were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates. The fair value estimates were based on information available as of December 31, 2022 and 2021. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Index for Notes to the Consolidated Financial Statements
The carrying amounts and fair values of our short-term and long-term debt included on our Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	December 31, 2022		December 31, 2021
(in millions)		Carrying Amount (1)	Fair Value (1)	Carrying Amount (1)	Fair Value (1)
Liabilities:
Senior Notes to third parties (2)	1	$66,582	$59,011	$30,309	$32,093
Senior Notes to affiliates	2	1,495	1,460	3,739	3,844
Senior Secured Notes to third parties (2)	1	3,117	2,984	40,098	42,393
ABS Notes to third parties	2	746	744	—	—
(1)     Excludes $20 million and $47 million as of December 31, 2022, and 2021, respectively, in other financial liabilities as the carrying values approximate fair value primarily due to the short-term maturities of these instruments.
(2)     Following the achievement of an investment grade issuer rating from each of the three main credit rating agencies and entry into an amendment to our Credit Agreement, the Senior Secured Notes (which exclude, for the avoidance of doubt, the Spectrum-Backed Notes), are no longer secured and have been reclassified to Senior Notes to third parties as of September 30, 2022, within the table above. See Note 8 – Debt for additional information.

Index for Notes to the Consolidated Financial Statements
Note 8 – Debt

Debt was as follows:

(in millions)	December 31, 2022	December 31, 2021
4.000% Senior Notes to affiliates due 2022	$—	$1,000
4.000% Senior Notes due 2022	—	500
5.375% Senior Notes to affiliates due 2022	—	1,250
6.000% Senior Notes due 2022	—	2,280
7.875% Senior Notes due 2023	4,250	4,250
7.125% Senior Notes due 2024	2,500	2,500
3.500% Senior Notes due 2025	3,000	3,000
4.738% Series 2018-1 A-1 Notes due 2025	1,181	1,706
7.625% Senior Notes due 2025	1,500	1,500
1.500% Senior Notes due 2026	1,000	1,000
2.250% Senior Notes due 2026	1,800	1,800
2.625% Senior Notes due 2026	1,200	1,200
7.625% Senior Notes due 2026	1,500	1,500
3.750% Senior Notes due 2027	4,000	4,000
5.375% Senior Notes due 2027	500	500
2.050% Senior Notes due 2028	1,750	1,750
4.750% Senior Notes due 2028	1,500	1,500
4.750% Senior Notes to affiliates due 2028	1,500	1,500
4.910% Class A Senior ABS Notes due 2028	750	—
5.152% Series 2018-1 A-2 Notes due 2028	1,838	1,838
6.875% Senior Notes due 2028	2,475	2,475
2.400% Senior Notes due 2029	500	500
2.625% Senior Notes due 2029	1,000	1,000
3.375% Senior Notes due 2029	2,350	2,350
3.875% Senior Notes due 2030	7,000	7,000
2.250% Senior Notes due 2031	1,000	1,000
2.550% Senior Notes due 2031	2,500	2,500
2.875% Senior Notes due 2031	1,000	1,000
3.500% Senior Notes due 2031	2,450	2,450
2.700% Senior Notes due 2032	1,000	1,000
8.750% Senior Notes due 2032	2,000	2,000
5.200% Senior Notes due 2033	1,250	—
4.375% Senior Notes due 2040	2,000	2,000
3.000% Senior Notes due 2041	2,500	2,500
4.500% Senior Notes due 2050	3,000	3,000
3.300% Senior Notes due 2051	3,000	3,000
3.400% Senior Notes due 2052	2,800	2,800
5.650% Senior Notes due 2053	1,000	—
3.600% Senior Notes due 2060	1,700	1,700
5.800% Senior Notes due 2062	750	—
Other debt	20	47
Unamortized premium on debt to third parties	1,335	1,740
Unamortized discount on debt to affiliates	—	(5)
Unamortized discount on debt to third parties	(199)	(200)
Debt issuance costs and consent fees	(240)	(238)
Total debt	71,960	74,193
Less: Current portion of Senior Notes to affiliates	—	2,245
Less: Current portion of Senior Notes and other debt to third parties	5,164	3,378
Total long-term debt	$66,796	$68,570
Classified on the consolidated balance sheets as:
Long-term debt	$65,301	$67,076
Long-term debt to affiliates	1,495	1,494
Total long-term debt	$66,796	$68,570

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 3.9% and 4.1% for the years ended December 31, 2022 and 2021, respectively, on weighted-average debt outstanding of $72.5 billion and $74.0 billion for the years ended December 31, 2022 and 2021, respectively. The weighted-average debt outstanding was

Index for Notes to the Consolidated Financial Statements
calculated by applying an average of the monthly ending balances of total short-term and long-term debt and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Senior Secured Notes

Following the achievement of an investment grade issuer rating from each of the three main credit rating agencies, on August 22, 2022, we entered into an amendment (“Credit Agreement Amendment”) to our Credit Agreement, dated April 1, 2020 to release the liens securing the obligations under the Credit Agreement. Upon effectiveness of the Credit Agreement Amendment, the liens securing the Senior Secured Notes were also automatically released, and our obligations under the Senior Secured Notes (thereafter, together with our other senior unsecured notes, “Senior Notes”), which for the avoidance of doubt exclude the Spectrum-Backed Notes, are no longer secured.

Senior Notes

The Senior Notes are guaranteed on a senior unsecured basis by the Company and certain of our consolidated subsidiaries. They are redeemable at our discretion, in whole or in part, at any time. The redemption price is calculated by reference to date on which such notes are redeemed and generally includes a premium that steps down gradually as the Senior Notes approach their par call date, on or after which they are redeemable at par. The amount of time by which the par call date precedes the maturity date of the respective series of Senior Notes varies from one to three years.

Issuances and Borrowings

During the year ended December 31, 2022, we issued the following Senior Notes and ABS Notes:

(in millions)	Principal Issuances	Premiums/Discounts and Issuance Costs	Net Proceeds from Issuance of Long-Term Debt	Issue Date
5.200% Senior Notes due 2033	$1,250	$(8)	$1,242	September 15, 2022
5.650% Senior Notes due 2053	1,000	(11)	989	September 15, 2022
5.800% Senior Notes due 2062	750	(12)	738	September 15, 2022
Total of Senior Notes issued	$3,000	$(31)	$2,969

4.910% Class A Senior ABS Notes due 2028	750	(4)	746	October 12, 2022
Total of ABS Notes issued	$750	$(4)	$746

On September 15, 2022, T-Mobile USA and certain of its affiliates, as guarantors, issued an aggregate of $3.0 billion of Senior Notes bearing interest from 5.200% to 5.800% and maturing in 2033 to 2062, and used the net proceeds of $3.0 billion for general corporate purposes, including among other things, share repurchases and refinancing of existing indebtedness on an ongoing basis.

Subsequent to December 31, 2022, on February 9, 2023, we issued $1.0 billion of 4.950% Senior Notes due 2028, $1.3 billion of 5.050% Senior Notes due 2033 and $750 million of 5.650% Senior Notes due 2053. We intend to use the net proceeds of $3.0 billion for general corporate purposes, which may include among other things, share repurchases and refinancing of existing indebtedness on an ongoing basis.

Credit Facilities

On October 17, 2022, we entered into an Amended and Restated Credit Agreement (the “October 2022 Credit Agreement”) with certain financial institutions named therein. The October 2022 Credit Agreement amends and restates in its entirety the Credit Agreement originally dated April 1, 2020, and provides for a $7.5 billion revolving credit facility, including a letter of credit sub-facility of up to $1.5 billion, and a swingline loan sub-facility of up to $500 million. Commitments under the October 2022 Credit Agreement will mature on October 17, 2027, except as otherwise extended or replaced. Borrowings under the October 2022 Credit Agreement will bear interest based upon the applicable benchmark rate, depending on the type of loan and, in some cases, at our election, plus a margin that is determined by reference to the credit rating of T-Mobile USA’s senior unsecured long-term debt. The October 2022 Credit Agreement contains customary representations, warranties and covenants, including a financial maintenance covenant of 4.5x with respect to T-Mobile USA, Inc.’s Leverage Ratio (as defined therein) commencing with the period ended December 31, 2022. As of December 31, 2022, we did not have an outstanding balance under this facility.

Index for Notes to the Consolidated Financial Statements
Note Redemptions and Repayments

During the year ended December 31, 2022, we made the following note redemptions and repayments:

(in millions)	Principal Amount	Redemption or Repayment Date	Redemption Price
4.000% Senior Notes due 2022	$500	March 16, 2022	100.000%
4.000% Senior Notes to affiliates due 2022	1,000	March 16, 2022	100.000%
5.375% Senior Notes to affiliates due 2022	1,250	April 15, 2022	N/A
6.000% Senior Notes due 2022	2,280	November 15, 2022	N/A
Total Redemptions	$5,030

4.738% Secured Series 2018-1 A-1 Notes due 2025	$525	Various	N/A
Other debt	1	Various	N/A
Total Repayments	$526

Our losses on extinguishment of debt were $184 million and $371 million for the years ended December 31, 2021 and 2020, respectively, and are included in Other expense, net on our Consolidated Statements of Comprehensive Income. There was no loss on extinguishment of debt for the year ended December 31, 2022.

Asset-backed Notes

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

Under the terms of the ABS Notes, our wholly owned subsidiary, T-Mobile Financial LLC (“FinCo”), and certain of our other wholly owned subsidiaries (collectively, the “Originators”) transfer EIP receivables to the ABS BRE, which in turn transfers such receivables to the ABS Trust, which issued the ABS Notes. The Class A senior ABS Notes have an expected weighted average life of approximately 2.5 years. Under the terms of the transaction, there is a two-year revolving period during which we may transfer additional receivables to the ABS Entities as collections on the receivables are received. The EIP receivables transferred to the ABS Entities and related assets, consisting primarily of restricted cash, will only be available for payment of the ABS Notes and expenses related thereto, payments to the Originators in respect of additional transfers of device payment plan agreement receivables, and other obligations arising from our ABS Notes transactions, and will not be available to pay our other obligations until the associated ABS Notes and related obligations are satisfied. The third-party investors in the Class A senior ABS Notes have legal recourse only to the assets of the ABS Trust securing the ABS Notes and do not have any recourse to T-Mobile with respect to the payment of principal and interest. The receivables transferred to the ABS Trust will only be available for payment of the ABS Notes and other obligations arising from the transaction and will not be available to pay any obligations or claims of T-Mobile’s creditors.

Under a parent support agreement, T-Mobile has agreed to guarantee the performance of the obligations of FinCo, which will continue to service the receivables, and the other T-Mobile entities participating in the transaction. However, T-Mobile does not guarantee any principal or interest on the ABS Notes or any payments on the underlying EIP receivables.

The ABS Notes are redeemable, in whole but not in part, on or after the payment date in November 2023. If redeemed on or after the payment date in November 2024, or if the aggregate principal balance of the transferred EIP receivables is equal to or less than 10% of the aggregate principal balance of the EIP receivables transferred upon issuance of the ABS Notes, we can redeem the ABS Notes without incurring a Make-Whole Payment; otherwise, a Make-Whole Payment applies.

Cash collections on the EIP receivables are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Other current assets on our Consolidated Balance Sheets.

Index for Notes to the Consolidated Financial Statements
Net proceeds of $746 million from our ABS Notes are reflected in Proceeds from issuance of long-term debt on our Consolidated Statements of Cash Flows in the year ended December 31, 2022. The ABS Notes issued and the assets securing this debt are included on our Consolidated Balance Sheets.

The expected maturities of our ABS Notes are as follows:

	Expected Maturities
(in millions)	2024	2025
4.910% Class A Senior ABS Notes due 2028	$198	$552

Variable Interest Entities

The ABS Entities meet the definition of a VIE for which we have determined that we are the primary beneficiary as we have the power to direct the activities of the ABS Entities that most significantly impact their performance. Those activities include selecting which receivables are transferred into the ABS Entities, servicing such receivables, and funding of the ABS Entities. Additionally, our equity interest and residual interest in the ABS BRE and the ABS Trust, respectively, obligate us to absorb losses and gives us the right to receive benefits from the ABS Entities that could potentially be significant to the ABS Entities. Accordingly, we include the balances and results of operations of the ABS Entities in our consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets and liabilities included in our Consolidated Balance Sheets with respect to the ABS Entities:

December 31, 2022
(in millions)
Assets
Equipment installment plan receivables, net	$652
Equipment installment plan receivables due after one year, net	281
Other current assets	73
Liabilities
Accounts payable and accrued liabilities	1
Long-term debt	746

See Note 3 – Receivable and Related Allowance for Credit Losses for additional information on the EIP receivables used to secure the ABS Notes.

Spectrum Financing

On April 1, 2020, in connection with the closing of the Merger, we assumed Sprint’s spectrum-backed notes, which are collateralized by the acquired, directly held and third-party leased Spectrum licenses (collectively, the “Spectrum Portfolio”) transferred to wholly owned bankruptcy-remote special purpose entities (collectively, the “Spectrum Financing SPEs”). As of December 31, 2022 and 2021, the total outstanding obligations under these Notes was $3.0 billion and $3.5 billion, respectively.

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

In March 2018, Sprint issued approximately $3.9 billion in aggregate principal amount of senior secured notes (the “2018 Spectrum-Backed Notes” and together with the 2016 Spectrum-Backed Notes, the “Spectrum-Backed Notes”) under the existing $7.0 billion securitization program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bears interest at 4.738% per annum, and has quarterly interest-only payments until June 2021, with additional quarterly principal payments commencing in June 2021 through March 2025. As of December 31, 2022, $525 million of the aggregate principal amount was classified as Short-term debt on our Consolidated Balance Sheets. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, and has quarterly interest-only payments until June 2023, with additional quarterly principal payments commencing in June 2023 through March 2028. As of December 31, 2022, $276 million of the aggregate principal amount was classified as

Index for Notes to the Consolidated Financial Statements
Short-term debt on our Consolidated Balance Sheets. The Spectrum Portfolio, which also serves as collateral for the Spectrum-Backed Notes, remains substantially identical to the original portfolio from October 2016.

Simultaneously with the October 2016 offering, Sprint Communications, Inc. entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. Sprint Communications, Inc. is required to make monthly lease payments to the Spectrum Financing SPEs in an aggregate amount that is market-based relative to the spectrum usage rights as of the closing date and equal to $165 million per month. The lease payments, which are guaranteed by T-Mobile subsidiaries subsequent to the Merger, are sufficient to service all outstanding series of the 2016 Spectrum-Backed Notes and the lease also constitutes collateral for the senior secured notes. Because the Spectrum Financing SPEs are wholly owned T-Mobile subsidiaries subsequent to the Merger, these entities are consolidated and all intercompany activity has been eliminated.

Each Spectrum Financing SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the respective Spectrum Financing SPE, to be satisfied out of the Spectrum Financing SPE’s assets prior to any assets of such Spectrum Financing SPE becoming available to T-Mobile. Accordingly, the assets of each Spectrum Financing SPE are not available to satisfy the debts and other obligations owed to other creditors of T-Mobile until the obligations of such Spectrum Financing SPE under the Spectrum-Backed Notes are paid in full. Certain provisions of the Spectrum Financing facility require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash.

Restricted Cash

Certain provisions of our debt agreements require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash.

Standby Letters of Credit

For the purposes of securing our obligations to provide device insurance services and for the purposes of securing our general purpose obligations, we maintain an agreement for standby letters of credit with certain financial institutions. We assumed certain of Sprint’s standby letters of credit in the Merger. Our outstanding standby letters of credit were $352 million and $441 million as of December 31, 2022 and 2021, respectively.

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

We determined the SPEs containing the CCI Lease Sites (“Lease Site SPEs”) are VIEs as they lack sufficient equity to finance their activities. We have a variable interest in the Lease Site SPEs but are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the Lease Site SPEs’ economic performance. These activities include managing tenants and underlying ground leases, performing repair and maintenance on the towers, the obligation to absorb expected losses and the right to receive the expected future residual returns from the purchase option to acquire the CCI Lease Sites. As we determined that we are not the primary beneficiary and do not have a controlling financial interest in the Lease Site SPEs, the Lease Site SPEs are not included on our consolidated financial statements.

However, we also considered if this arrangement resulted in the sale of the CCI Lease Sites for which we would derecognize the tower assets. By assessing whether control had transferred, we concluded that transfer of control criteria, as discussed in the revenue standard, were not met. Accordingly, we recorded this arrangement as a financing whereby we recorded debt, a financial obligation, and the CCI Lease Sites tower assets remained on our Consolidated Balance Sheets. We recorded long-

Index for Notes to the Consolidated Financial Statements
term financial obligations in the amount of the net proceeds received and recognize interest on the tower obligations. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by us to CCI and through net cash flows generated and retained by CCI from the operation of the tower sites.

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

Leaseback Arrangement

On January 3, 2022, we entered into an agreement (the “Crown Agreement”) with CCI. The Crown Agreement extends the current term of the leasebacks by up to 12 years and modifies the leaseback payments for both the Existing CCI Tower Lease Arrangement and the Acquired CCI Tower Lease Arrangement. As a result of the Crown Agreement, there was an increase in our financing obligation as of the effective date of the Crown Agreement of approximately $1.2 billion, with a corresponding decrease to Other long-term liabilities associated with unfavorable contract terms. The modification resulted in a revised interest rate under the effective interest method for the tower obligations: 11.6% for the Existing CCI Tower Lease Arrangement and 5.3% for the Acquired CCI Tower Lease Arrangement. There were no changes made to either of our master prepaid leases with CCI.

The following table summarizes the balances associated with both of the tower arrangements on our Consolidated Balance Sheets:

(in millions)	December 31, 2022	December 31, 2021
Property and equipment, net	$2,379	$2,548
Tower obligations	3,934	2,806
Other long-term liabilities	554	1,712

Future minimum payments related to the tower obligations are approximately $424 million for the 12-month period ending December 31, 2023, $816 million in total for both of the 12-month periods ending December 31, 2024 and 2025, $788 million in total for both of the 12-month periods ending December 31, 2026 and 2027, and $4.5 billion in total thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $246 million in our Operating lease liabilities as of December 31, 2022.

Index for Notes to the Consolidated Financial Statements
Note 10 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communications services to three primary categories of customers:

•Postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, High Speed Internet, tablets, wearables, DIGITS or other connected devices;
•Prepaid customers generally include customers who pay for wireless communications services in advance; and
•Wholesale customers include Machine-to-Machine and Mobile Virtual Network Operator customers that operate on our network but are managed by wholesale partners.

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Postpaid service revenues
Postpaid phone revenues	$41,711	$39,154	$33,939
Postpaid other revenues	4,208	3,408	2,367
Total postpaid service revenues	$45,919	$42,562	$36,306

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

Equipment revenues from the lease of mobile communication devices were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Equipment revenues from the lease of mobile communication devices	$1,430	$3,348	$4,181

Contract Balances

The contract asset and contract liability balances from contracts with customers as of December 31, 2022, and 2021, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2021	$286	$763
Balance as of December 31, 2022	534	748
Change	$248	$(15)

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

Contract asset balances increased primarily due to an increase in promotions with an extended service contract, partially offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of approximately $356 million and $219 million as of December 31, 2022, and 2021, respectively, was included in Other current assets on our Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers. Contract liabilities are primarily included in Deferred revenue on our Consolidated Balance Sheets.

Index for Notes to the Consolidated Financial Statements
Revenues for the years ended December 31, 2022, 2021 and 2020, include the following:

	Year Ended December 31,
(in millions)	2022	2021	2020
Amounts included in the beginning of year contract liability balance	$760	$767	$545

Remaining Performance Obligations

As of December 31, 2022, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.4 billion. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of December 31, 2022, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $2.3 billion, $1.9 billion and $3.4 billion for 2023, 2024, and 2025 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to seven years.

Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $1.9 billion and $1.5 billion as of December 31, 2022, and December 31, 2021, respectively, and is included in Other assets on our Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income were $1.5 billion, $1.1 billion and $865 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the years ended December 31, 2022, 2021 and 2020.

Note 11 – Employee Compensation and Benefit Plans

Under our 2013 Omnibus Incentive Plan and the Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan that T-Mobile assumed in connection with the closing of the Merger (the “Incentive Plans”), we are authorized to issue up to 101 million shares of our common stock. Under our Incentive Plans, we can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance awards to eligible employees, consultants, advisors and non-employee directors. As of December 31, 2022, there were approximately 15 million shares of common stock available for future grants under our Incentive Plans.

We grant RSUs to eligible employees, key executives and certain non-employee directors and PRSUs to eligible key executives. RSUs entitle the grantee to receive shares of our common stock upon vesting (with vesting generally occurring annually over a three-year service period), subject to continued service through the applicable vesting date. PRSUs entitle the holder to receive shares of our common stock at the end of a performance period of generally up to three years if the applicable performance goals are achieved and generally subject to continued service through the applicable performance period. The number of shares ultimately received by the holder of PRSUs is dependent on our business performance against the specified performance goal(s) over a pre-established performance period. We also maintain an employee stock purchase plan (“ESPP”), under which eligible employees can purchase our common stock at a discounted price.

Index for Notes to the Consolidated Financial Statements
Stock-based compensation expense and related income tax benefits were as follows:

	As of and for the Year Ended December 31,
(in millions, except shares, per share and contractual life amounts)	2022	2021	2020
Stock-based compensation expense	$596	$540	$694
Income tax benefit related to stock-based compensation	$114	$100	$132
Weighted-average fair value per stock award granted	$126.89	$116.11	$96.27
Unrecognized compensation expense	$635	$625	$592
Weighted-average period to be recognized (years)	1.8	1.8	1.9
Fair value of stock awards vested	$743	$944	$1,315

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

On April 22, 2020, we filed a Registration Statement on Form S-8 to register a total of 25,304,224 shares of common stock, representing those covered by the Sprint Corporation 1997 Long-Term Stock Incentive Program, the Sprint Corporation 2007 Omnibus Incentive Plan (the “Sprint 2007 Plan”) and the Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”) that T-Mobile assumed in connection with the closing of the Merger. This included 7,043,843 shares of T-Mobile common stock issuable upon exercise or settlement of the Assumed Awards held by current directors, officers, employees and consultants of T-Mobile or its subsidiaries who were directors, officers, employees and consultants of Sprint or its subsidiaries immediately prior to the Effective Time, as well as (i) 12,420,945 shares of T-Mobile common stock that remain available for issuance under the 2015 Plan and (ii) 5,839,436 additional shares of T-Mobile common stock subject to awards granted under the 2015 Plan that may become available for issuance under the 2015 Plan if any awards under the 2015 Plan are forfeited, lapse unexercised or are settled in cash.

The following activity occurred under the Incentive Plans during the year ended December 31, 2022:

Time-Based Restricted Stock Units

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2021	8,893,288	$105.96	0.8	$1,031
Granted	5,638,899	126.31
Vested	(4,965,728)	99.96
Forfeited	(1,193,400)	120.87
Nonvested, December 31, 2022	8,373,059	121.09	0.9	1,172

Index for Notes to the Consolidated Financial Statements
Performance-Based Restricted Stock Units

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2021	1,889,557	$108.97	1.0	$219
Granted	242,163	154.53
Performance award achievement adjustments (1)	89,975	88.59
Vested	(831,163)	94.79
Forfeited	(29,749)	123.11
Nonvested, December 31, 2022	1,360,783	124.09	0.8	191
(1)Represents PRSUs granted prior to 2022 for which the performance achievement period was completed in 2022, resulting in incremental unit awards. These PRSU awards are also included in the amount vested in 2022.

PRSUs included in the table above are shown at target. Share payout can range from 0% to 200% based on different performance outcomes. Weighted-average grant date fair value of RSU and PRSU awards assumed through acquisition is based on the fair value on the date assumed.

Payment of the underlying shares in connection with the vesting of RSU and PRSU awards generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. With respect to RSUs and PRSUs settled in shares, we have agreed to withhold shares of common stock otherwise issuable under the RSU and PRSU awards to cover certain of these tax obligations, with the net shares issued to the employee accounted for as outstanding common stock. We withheld 1,900,710, 2,511,512 and 4,441,107 shares of common stock to cover tax obligations associated with the payment of shares upon vesting of stock awards and remitted cash of $243 million, $316 million and $439 million to the appropriate tax authorities for the years ended December 31, 2022, 2021 and 2020, respectively.

Employee Stock Purchase Plan

Our ESPP allows eligible employees to contribute up to 15% of their eligible earnings toward the semi-annual purchase of our shares of common stock at a discounted price, subject to an annual maximum dollar amount. Employees can purchase stock at a 15% discount applied to the closing stock price on the first or last day of the six-month offering period, whichever price is lower. The number of shares issued under our ESPP was 2,079,086, 2,189,542 and 2,144,036 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the number of securities remaining available for future sale and issuance under the ESPP was 4,985,230. Sprint’s ESPP was terminated prior to the Merger close and legacy Sprint employees were eligible to enroll in our ESPP on August 15, 2020.

Our ESPP provides for an annual increase in the aggregate number of shares of our common stock reserved for sale and authorized for issuance thereunder as of the first day of each fiscal year (beginning with fiscal year 2016) equal to the lesser of (i) 5,000,000 shares of our common stock, and (ii) the number of shares of T-Mobile common stock determined by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”). For fiscal years 2016 through 2019, the Compensation Committee determined that no such increase in shares of our common stock was necessary. However, an additional 5,000,000 shares of our common stock were automatically added to the ESPP share reserve as of each of January 1, 2020 and January 1, 2021. No additional shares of our common stock were automatically added as of January 1, 2022 and 2023.

Stock Options

Stock options outstanding relate to the Metro Communications, Inc. 2010 Equity Incentive Compensation Plan, the Amended and Restated Metro Communications, Inc. 2004 Equity Incentive Compensation Plan, the Layer3 TV, Inc. 2013 Stock Plan, the Sprint 2007 Plan and the Sprint 2015 Plan (collectively, the “Stock Option Plans”). No stock option awards were granted during the year ended December 31, 2022.

Index for Notes to the Consolidated Financial Statements
The following activity occurred under the Stock Option Plans:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	695,844	$53.01	3.3
Exercised	(150,112)	45.96
Expired/canceled	(1,260)	25.95
Outstanding at December 31, 2022	544,472	55.02	2.4
Exercisable at December 31, 2022	544,472	55.02	2.4
Weighted-average grant date fair value of stock options assumed through acquisition is based on the fair value on the date assumed.

Stock options exercised under the Stock Option Plans generated proceeds of approximately $7 million, $10 million and $48 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The grant-date fair value of share-based incentive compensation awards attributable to post-combination services including restricted stock units and stock options, from the Merger was approximately $163 million.

Pension and Other Postretirement Benefits Plans

Upon the completion of our Merger with Sprint, we acquired the assets and assumed the liabilities associated with the Pension Plan as well as other postretirement employee benefit plans. As of December 31, 2005, the Pension Plan was amended to freeze benefit plan accruals for the participants. The plan assets acquired and obligations assumed were recognized at fair value on the Merger close date.

The objective for the investment portfolio of the Pension Plan is to achieve a long-term nominal rate of return, net of fees, that exceeds the Pension Plan's long-term expected rate of return on investments for funding purposes. To meet this objective, our investment strategy is governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 41% to equities; 44% to fixed income investments; 11% to real estate, infrastructure and private assets; and 4% to other investments including hedge funds. Actual allocations are allowed to deviate from target allocation percentages within a range for each asset class as defined in the investment policy. The long-term expected rate of return on plan assets was 5% and 4% for the years ended December 31, 2022 and 2021, respectively, while the actual rate of return on plan assets was (14)% and 8% for the years ended December 31, 2022 and 2021, respectively. The long-term expected rate of return on investments for funding purposes is 7% for the year ended December 31, 2023.

The components of net expense recognized for the Pension Plan were as follows:

	Year Ended December 31,
(in millions)	2022	2021
Interest on projected benefit obligations	$65	$61
Expected return on pension plan assets	(71)	(56)
Net pension expense	$(6)	$5

The net expense associated with the Pension Plan is included in Other expense, net on our Consolidated Statements of Comprehensive Income.

Investments of the Pension Plan are measured at fair value on a recurring basis, which is determined using quoted market prices or estimated fair values. As of December 31, 2022, 17% of the investment portfolio was valued at quoted prices in active markets for identical assets, 79% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs, and 4% was valued using unobservable inputs that are supported by little or no market activity. As of December 31, 2021, 14% of the investment portfolio was valued at quoted prices in active markets for identical assets, 81% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs, and 5% was valued using unobservable inputs that are supported by little or no market activity, the majority of which used the net asset value per share (or its equivalent) as a practical expedient to measure the fair value.

The fair values of our Pension Plan assets and certain other postretirement benefit plan assets in aggregate were $1.2 billion and $1.5 billion as of December 31, 2022 and 2021, respectively. Certain investments, as a practical expedient, are reported at estimated fair value, utilizing net asset values of $24 million as of December 31, 2022 which are part of our Plan assets. Our accumulated benefit obligations in aggregate were $1.6 billion and $2.2 billion as of December 31, 2022 and 2021,

Index for Notes to the Consolidated Financial Statements
respectively. As a result, the plans were underfunded by approximately $342 million and $633 million as of December 31, 2022 and 2021, respectively, and were recorded in Other long-term liabilities on our Consolidated Balance Sheets. In determining our pension obligation for the years ended December 31, 2022, and 2021, we used a weighted-average discount rate of 6% and 3%, respectively.

During the years ended December 31, 2022 and 2021, we made contributions of $37 million and $83 million, respectively, to the benefit plans. We expect to make contributions to the Plan of $32 million through the year ending December 31, 2023.

Future benefits expected to be paid are approximately $101 million for the year ending December 31, 2023, $210 million in total for the years ending December 31, 2024 and 2025, $219 million in total for the years ending December 31, 2026 and 2027, and $567 million in total thereafter.

Employee Retirement Savings Plan

We sponsor retirement savings plans for the majority of our employees under Section 401(k) of the Internal Revenue Code and similar plans. The plans allow employees to contribute a portion of their pre-tax and post-tax income in accordance with specified guidelines. The plans provide that we match a percentage of employee contributions up to certain limits. Employer matching contributions were $175 million, $190 million and $179 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 12 – Discontinued Operations

On July 26, 2019, we entered into an Asset Purchase Agreement with Sprint and DISH. On June 17, 2020, T-Mobile, Sprint and DISH entered into the First Amendment. Pursuant to the First Amendment to the Asset Purchase Agreement, T-Mobile, Sprint and DISH agreed to proceed with the closing of the Prepaid Transaction, in accordance with the Asset Purchase Agreement, on July 1, 2020, subject to the terms and conditions of the Asset Purchase Agreement and the terms and conditions of the Consent Decree.

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

The results of the Prepaid Business include revenues and expenses directly attributable to the operations disposed. Corporate and administrative expenses, including Interest expense, net, not directly attributable to the operations were not allocated to the Prepaid Business. The results of the Prepaid Business from April 1, 2020, through December 31, 2020, are presented in Income from discontinued operations, net of tax on our Consolidated Statements of Comprehensive Income. There was no income from discontinued operations for the years ended December 31, 2022 or 2021.

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

Index for Notes to the Consolidated Financial Statements
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

Continuing Involvement
Upon the closing of the Prepaid Transaction, we and DISH entered into (i) a DISH License Purchase Agreement pursuant to which (a) DISH has the option to purchase certain 800 MHz spectrum licenses for a total of approximately $3.6 billion in a transaction to be completed, subject to certain additional closing conditions, following an application for FCC approval to be filed three years following the closing of the Merger and (b) we will have the option to lease back from DISH, as needed, a portion of the spectrum sold for an additional two years following the closing of the spectrum sale transaction, (ii) a Transition Services Agreement providing for our provisioning of transition services to DISH in connection with the Prepaid Business for a period of up to three years following the closing of the Prepaid Transaction, (iii) a Master Network Services Agreement providing for the provisioning of network services to customers of the Prepaid Business for a period of up to seven years following the closing of the Prepaid Transaction, and (iv) an Option to Acquire Tower and Retail Assets, offering DISH the option to acquire certain decommissioned towers and retail locations from us, subject to obtaining all necessary third-party consents, for a period of up to five years following the closing of the Prepaid Transaction.

In the event DISH breaches the DISH License Purchase Agreement or fails to deliver the purchase price following the satisfaction or waiver of all closing conditions, DISH’s sole liability is to pay us a fee of approximately $72 million. Additionally, if DISH does not exercise the option to purchase the 800 MHz spectrum licenses, we have an obligation to offer the licenses for sale through an auction. If the specified minimum price of $3.6 billion was not met in the auction, we would retain the licenses. As it is not probable that the sale of 800 MHz spectrum licenses will close within one year, the criteria for presentation as an asset held for sale is not met.

Cash flows associated with the Master Network Services Agreement and Transition Services Agreement are included in Net cash provided by operating activities on our Consolidated Statements of Cash Flows.

Note 13 – Income Taxes

Our sources of Income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
U.S. income	$3,116	$3,401	$3,493
Foreign income (loss)	30	(50)	37
Income before income taxes	$3,146	$3,351	$3,530

Income tax expense is summarized as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Current tax (expense) benefit
Federal	$22	$(22)	$17
State	(64)	(89)	(84)
Foreign	(22)	(19)	(10)
Total current tax expense	(64)	(130)	(77)
Deferred tax (expense) benefit
Federal	(628)	(541)	(676)
State	77	327	(34)
Foreign	59	17	1
Total deferred tax expense	(492)	(197)	(709)
Total income tax expense	$(556)	$(327)	$(786)

Index for Notes to the Consolidated Financial Statements
The reconciliation between the U.S. federal statutory income tax rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.5	4.5	4.8
Effect of law and rate changes	(5.3)	(1.7)	(0.8)
Change in valuation allowance	(0.8)	(10.7)	(2.6)
Foreign taxes	0.7	0.1	0.3
Permanent differences	(0.2)	0.3	0.4
Federal tax credits	(2.4)	(2.5)	(0.9)
Equity-based compensation	(1.2)	(2.6)	(2.5)
Non-deductible compensation	1.2	1.5	2.3
Other, net	0.2	(0.1)	0.3
Effective income tax rate	17.7%	9.8%	22.3%

Significant components of deferred income tax assets and liabilities, tax effected, are as follows:

(in millions)	December 31, 2022	December 31, 2021
Deferred tax assets
Loss carryforwards	$6,641	$4,414
Lease liabilities	8,837	7,717
Reserves and accruals	1,526	1,280
Federal and state tax credits	373	404
Other	4,349	2,888
Deferred tax assets, gross	21,726	16,703
Valuation allowance	(375)	(435)
Deferred tax assets, net	21,351	16,268
Deferred tax liabilities
Spectrum licenses	18,341	18,060
Property and equipment	5,147	380
Lease right-of-use assets	7,461	6,761
Other intangible assets	519	769
Other	767	514
Total deferred tax liabilities	32,235	26,484
Net deferred tax liabilities	$10,884	$10,216

Classified on the consolidated balance sheets as:
Deferred tax liabilities	$10,884	$10,216

As of December 31, 2022, we have tax effected federal net operating loss (“NOL”) carryforwards of $5.6 billion, state NOL carryforwards of $1.6 billion and foreign NOL carryforwards of $31 million, expiring through 2042. Federal and certain state NOLs generated in and after 2018 do not expire. As of December 31, 2022, our tax effected federal and state NOL carryforwards for financial reporting purposes were approximately $197 million and $444 million, respectively, less than our NOL carryforwards for federal and state income tax purposes, due to unrecognized tax benefits of the same amount. There were no differences in our foreign NOL carryforwards for financial reporting purposes and our NOL carryforwards for foreign income tax purposes as of December 31, 2022. The unrecognized tax benefit amounts exclude offsetting tax effects of $132 million in other jurisdictions.

As of December 31, 2022, we have research and development, foreign tax and other general business credit carryforwards with a combined value of $704 million for federal income tax purposes, an immaterial amount of which begins to expire in 2023.

As of December 31, 2022, 2021 and 2020, our valuation allowance was $375 million, $435 million and $878 million, respectively. The change from December 31, 2021 to December 31, 2022 primarily related to a reduction in the valuation allowance against deferred tax assets in certain foreign jurisdictions resulting from legal entity reorganizations. The change from December 31, 2020 to December 31, 2021 primarily related to a reduction in the valuation allowance against deferred tax

Index for Notes to the Consolidated Financial Statements
assets in certain state jurisdictions resulting from legal entity reorganizations of legacy Sprint entities. It is possible that our valuation allowance may change within the next 12 months.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are currently under examination by the IRS and various states. Management does not believe the resolution of any of the audits will result in a material change to our financial condition, results of operations or cash flows. The IRS has concluded its audits of our federal tax returns through the 2009 tax year; however, NOL and other carryforwards for certain audited periods remain open for examination. U.S. federal, state and foreign examination for years prior to 2003 are generally closed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Unrecognized tax benefits, beginning of year	$1,217	$1,159	$514
Gross increases to tax positions in prior periods	31	73	6
Gross decreases to tax positions in prior periods	(65)	(123)	(28)
Gross increases to current period tax positions	77	72	45
Gross increases due to current period business acquisitions	—	36	624
Gross decreases due to settlements with taxing authorities	(3)	—	(2)
Gross decreases due to statute of limitations lapse	(3)	—	—
Unrecognized tax benefits, end of year	$1,254	$1,217	$1,159

As of December 31, 2022, 2021 and 2020, we had $962 million, $932 million and $857 million, respectively, in unrecognized tax benefits that, if recognized, would affect our annual effective tax rate. Penalties and interest on income tax assessments are included in Selling, general and administrative and Interest expense, respectively, on our Consolidated Statements of Comprehensive Income. The accrued interest and penalties associated with unrecognized tax benefits are insignificant. It is possible that the amount of unrecognized tax benefits related to our uncertain tax positions may change within the next 12 months.

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

In connection with the Master Framework Agreement, DT waived the restriction on the transfer under its Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, with SoftBank (the “SoftBank Proxy Agreement”) with respect to approximately 198 million shares of our common stock held by SoftBank (the “Released Shares”). Under the terms of the Master Framework Agreement and the agreements contemplated thereby, SBGC sold the Released Shares to us and we entered into several transactions to sell an equivalent number of our common shares (the “SoftBank Monetization”). In 2020, we settled our involvement with all such transactions with no net impact to our Consolidated Statements of Comprehensive Income and we received a payment from SoftBank for $304 million for our role in facilitating the SoftBank Monetization. The payment received from SoftBank, net of tax, of $230 million was recorded as Additional paid-in capital on our Consolidated Balance Sheets and is presented as a reduction of Repurchases of common stock in Net cash (used in) provided by financing activities on our Consolidated Statements of Cash Flows.

Ownership Following the SoftBank Monetization

The SoftBank Proxy Agreement remains in effect with respect to the remaining shares of our common stock held by SoftBank and any SoftBank Specified Shares Amount that may be issued to SoftBank. In addition, on June 22, 2020, DT, CM LLC, and Marcelo Claure, a member of our board of directors, entered into a Proxy, Lock-Up and ROFR Agreement (the “Claure Proxy Agreement,” together with the SoftBank Proxy Agreement, the “Proxy Agreements”), pursuant to which any shares of our common stock acquired after June 22, 2020 by Mr. Claure or CM LLC, an entity controlled by Mr. Claure, other than shares acquired as a result of Mr. Claure’s role as a director or officer of the Company, will be voted in the manner as directed by DT.

Index for Notes to the Consolidated Financial Statements
As of December 31, 2022, DT and SoftBank held, directly or indirectly, approximately 49.0% and 3.2%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 47.8% of the outstanding T-Mobile common stock held by other stockholders.

Accordingly, as a result of the Proxy Agreements, DT has voting control as of December 31, 2022 over approximately 52.7% of the outstanding T-Mobile common stock.

Note 15 – Repurchases of Common Stock

2022 Stock Repurchase Program

On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023. Under the 2022 Stock Repurchase Program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, 10b5-1 plans, privately negotiated transactions or other methods. The specific timing, price and size of repurchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The 2022 Stock Repurchase Program does not obligate us to acquire any particular amount of common stock, and the 2022 Stock Repurchase Program may be suspended or discontinued at any time at our discretion. Repurchased shares will be held as Treasury stock on our Consolidated Balance Sheets.

During the year ended December 31, 2022, we repurchased 21,361,409 shares of our common stock at an average price per share of $140.44 for a total purchase price of $3.0 billion, all of which were purchased under the 2022 Stock Repurchase Program. All shares purchased during the year ended December 31, 2022, were purchased at market price. As of December 31, 2022, we had up to $11.0 billion remaining under the 2022 Stock Repurchase Program.

Subsequent to December 31, 2022, from January 1, 2023 through February 10, 2023, we repurchased 14,676,718 shares of our common stock at an average price per share of $145.70 for a total purchase price of $2.1 billion. As of February 10, 2023, we had up to $8.9 billion remaining under the 2022 Stock Repurchase Program.

Note 16 – Wireline

Sale of the Wireline Business

On September 6, 2022, two of our wholly owned subsidiaries, Sprint Communications and Sprint LLC, and Cogent Infrastructure, Inc., entered into the Wireline Sale Agreement, pursuant to which the Buyer will acquire the Wireline Business. The Wireline Sale Agreement provides that, upon the terms and conditions set forth therein, the Buyer will purchase all of the issued and outstanding membership interests (the “Purchased Interests”) of a Delaware limited liability company that holds certain assets and liabilities relating to the Wireline Business.

The parties have agreed to a $1 purchase price in consideration for the Purchased Interests, subject to customary adjustments set forth in the Wireline Sale Agreement. In addition, at the consummation of the Wireline Transaction (the “Closing”), a T-Mobile affiliate will enter into a commercial agreement for IP transit services, pursuant to which T-Mobile will pay to the Buyer an aggregate of $700 million, consisting of (i) $350 million in equal monthly installments during the first year after the Closing and (ii) $350 million in equal monthly installments over the subsequent 42 months. The Closing is subject to customary closing conditions, including the receipt of certain required regulatory approvals and consents. Subject to the satisfaction or waiver of certain conditions and other terms and conditions of the Wireline Sale Agreement, the Wireline Transaction is expected to close mid-year 2023.

As a result of the Wireline Sale Agreement and related anticipated Wireline Transaction, we concluded that the Wireline Business met the held for sale criteria upon entering into the Wireline Sale Agreement. As such, the assets and liabilities of the Wireline Business disposal group are classified as held for sale and presented within Other current assets and Other current liabilities on our Consolidated Balance Sheets as of December 31, 2022.

Index for Notes to the Consolidated Financial Statements
The components of assets and liabilities held for sale presented within Other current assets and Other current liabilities, respectively, on our Consolidated Balance Sheets as of December 31, 2022, were as follows:

(in millions)	December 31, 2022
Assets
Cash and cash equivalents	$27
Accounts receivable, net	34
Prepaid expenses	2
Other current assets	3
Property and equipment, net	505
Operating lease right-of-use assets	125
Other intangible assets, net	7
Other assets	8
Remeasurement of disposal group held for sale to fair value less remaining costs to sell (1)	(377)
Assets held for sale	$334
Liabilities
Accounts payable and accrued liabilities	$63
Deferred revenue	4
Short-term operating lease liabilities	60
Operating lease liabilities	250
Other long-term liabilities	38
Liabilities held for sale	415
Liabilities held for sale, net	$(81)
(1)     Excludes amounts related to the establishment of liabilities for contractual and other payments associated with the Wireline Transaction, including the $700 million of fees payable for IP transit services discounted to present value and other payments to the Buyer anticipated in connection with the Wireline Transaction.

In connection with the expected sale of the Wireline Business and classification of related assets and liabilities as held for sale, we recognized a pre-tax loss of $1.1 billion during the year ended December 31, 2022, which is included within Loss on disposal group held for sale on our Consolidated Statements of Comprehensive Income.

The components of the Loss on disposal group held for sale on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2022, were as follows:

(in millions)	Year Ended December 31, 2022
Write-down of Wireline Business net assets	$305
Accrual of total estimated costs to sell	76
Recognition of liability for IP transit services agreement (1)	641
Recognition of other obligations to Buyer to be paid at or after Closing	65
Loss on disposal group held for sale	$1,087
(1)     We will continue to recognize accretion expense through the expiration of the agreement which will be included in Interest expense, net separate from the Loss on disposal group held for sale on our Consolidated Statements of Comprehensive Income.

The present value of the liability for fees payable for IP transit services has been recognized as a component of Loss on disposal group held for sale as we have not currently identified any path to utilize such services in our continuing operations and have committed to execute the agreement as a closing condition for the Wireline Transaction. We will continue to evaluate potential uses on an ongoing basis over the life of the agreement. Approximately $117 million and $531 million of this liability, including accrued interest, is presented within Other current liabilities and Other long-term liabilities, respectively, on our Consolidated Balance Sheets as of December 31, 2022, in accordance with the expected timing of the related payments. Approximately $30 million and $35 million for contractual and other payments associated with the Wireline Transaction are presented within Other current liabilities and Other long-term liabilities, respectively, on our Consolidated Balance Sheets as of December 31, 2022, in accordance with the expected timing of the related payments.

We do not consider the sale of the Wireline Business to be a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore it does not qualify for reporting as a discontinued operation.

Index for Notes to the Consolidated Financial Statements
Other Wireline Asset Sales

Separate from the Wireline Transaction, we recognized a gain on disposal of $121 million during the year ended December 31, 2022, all of which relates to the sale of certain IP addresses held by the Wireline Business to other third parties during the three months ended September 30, 2022. The gain on disposal is included as a reduction to Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

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

The results of this assessment indicated that certain Wireline long-lived assets were impaired, and as a result, we recorded non-cash impairment expense of $477 million during the year ended December 31, 2022, all of which relates to the impairment recognized during the three months ended June 30, 2022, of which $258 million is related to Wireline Property and equipment, $212 million is related to Operating lease right-of-use assets and $7 million is related to Other intangible assets. In measuring and allocating the impairment expense to individual Wireline long-lived assets, we did not impair the long-lived assets below their individual fair values. The expense is included within Impairment expense on our Consolidated Statements of Comprehensive Income.

Index for Notes to the Consolidated Financial Statements
Note 17 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Year Ended December 31,
(in millions, except shares and per share amounts)	2022	2021	2020
Income from continuing operations	$2,590	$3,024	$2,744
Income from discontinued operations, net of tax	—	—	320
Net income	$2,590	$3,024	$3,064

Weighted-average shares outstanding – basic	1,249,763,934	1,247,154,988	1,144,206,326
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	5,612,835	7,614,938	10,543,102
Weighted-average shares outstanding – diluted	1,255,376,769	1,254,769,926	1,154,749,428

Basic earnings per share:
Continuing operations	$2.07	$2.42	$2.40
Discontinued operations	—	—	0.28
Earnings per share – basic	$2.07	$2.42	$2.68

Diluted earnings per share:
Continuing operations	$2.06	$2.41	$2.37
Discontinued operations	—	—	0.28
Earnings per share – diluted	$2.06	$2.41	$2.65

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	16,616	139,619	80,180
SoftBank contingent consideration (1)	48,751,557	48,751,557	36,630,268
(1)     Represents the weighted-average SoftBank Specified Shares that are contingently issuable from the acquisition date of April 1, 2020, pursuant to a letter agreement dated February 20, 2020, between T-Mobile, SoftBank and DT.

As of December 31, 2022, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of December 31, 2022 and 2021. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

The SoftBank Specified Shares Amount of 48,751,557 shares of T-Mobile common stock was determined to be contingent consideration for the Merger and is not dilutive until the defined volume-weighted average price per share is reached.

Note 18 – Leases

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

Index for Notes to the Consolidated Financial Statements
The components of lease expense were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Operating lease expense	$6,514	$5,921	$4,438
Financing lease expense:
Amortization of right-of-use assets	733	738	681
Interest on lease liabilities	68	69	81
Total financing lease expense	801	807	762
Variable lease expense	484	429	328
Total lease expense	$7,799	$7,157	$5,528

Information relating to the lease term and discount rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Weighted-Average Remaining Lease Term (Years)
Operating leases	10	9	10
Financing leases	2	3	3
Weighted-Average Discount Rate
Operating leases	4.1%	3.6%	3.9%
Financing leases	3.2%	2.5%	3.3%

Maturities of lease liabilities as of December 31, 2022, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending December 31,
2023	$4,847	$1,216
2024	4,466	923
2025	3,953	411
2026	3,694	48
2027	3,367	19
Thereafter	21,453	11
Total lease payments	41,780	2,628
Less: imputed interest	8,104	97
Total	$33,676	$2,531

Interest payments for financing leases were $68 million, $69 million and $79 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, we have additional operating leases for commercial properties that have not yet commenced with future lease payments of approximately $265 million.

As of December 31, 2022, we were contingently liable for future ground lease payments related to certain tower obligations. These contingent obligations are not included in the above table as the amounts owed are contractually owed by CCI based on the subleasing arrangement. See Note 9 – Tower Obligations for further information.

Lessor

The components of leased wireless devices under our Leasing Programs were as follows:

(in millions)	Average Remaining Useful Life	December 31, 2022	December 31, 2021
Leased wireless devices, gross	8 months	$1,415	$3,832
Accumulated depreciation		(1,146)	(2,373)
Leased wireless devices, net		$269	$1,459

For equipment revenues from the lease of mobile communication devices, see Note 10 – Revenue from Contracts with Customers.

Index for Notes to the Consolidated Financial Statements
Future minimum payments expected to be received over the lease term related to leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Expected Payments
Twelve Months Ending December 31,
2023	$126
2024	15
Total	$141

Wireline Impairment

During the second quarter of 2022, we determined that the retirement of the legacy Sprint CDMA and LTE wireless networks triggered the need to separately assess the Wireline long-lived asset group for impairment and the results of this assessment indicated that certain Wireline property and equipment was impaired. See Note 16 - Wireline for further information.

Note 19 – Commitments and Contingencies

Purchase Commitments

We have commitments for non-dedicated transportation lines with varying expiration terms that generally extend through 2038. In addition, we have commitments to purchase wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2043.

Our purchase commitments are approximately $4.5 billion for the 12-month period ending December 31, 2023, $4.9 billion in total for both of the 12-month periods ending December 31, 2024 and 2025, $2.8 billion in total for both of the 12-month periods ending December 31, 2026 and 2027, and $2.8 billion in total thereafter. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

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

Our spectrum lease and service credit commitments, including renewal periods, are approximately $315 million for the 12-month period ending December 31, 2023, $587 million in total for both of the 12-month periods ending December 31, 2024 and 2025, $634 million in total for both of the 12-month periods ending December 31, 2026 and 2027, and $4.6 billion in total thereafter.

On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51
License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion. The agreements remain subject to regulatory approval and are excluded from our reported commitments above. See Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets for additional details.

Contingencies and Litigation

Litigation and Regulatory Matters

We are involved in various lawsuits and disputes, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation and Regulatory Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce FCC or other government agency rules and regulations. Those Litigation and Regulatory Matters are at various stages, and some of them may proceed to trial, arbitration, hearing, or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate. The accruals are reflected on our consolidated

Index for Notes to the Consolidated Financial Statements
financial statements, but they are not considered to be, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including, but not limited to, uncertainty concerning legal theories and their resolution by courts or regulators, uncertain damage theories and demands, and a less than fully developed factual record. For Litigation and Regulatory Matters that may result in a contingent gain, we recognize such gains on our consolidated financial statements when the gain is realized or realizable. We recognize legal costs expected to be incurred in connection with Litigation and Regulatory Matters as they are incurred. Except as otherwise specified below, we do not expect that the ultimate resolution of these Litigation and Regulatory Matters, individually or in the aggregate, will have a material adverse effect on our financial position, but we note that an unfavorable outcome of some or all of the specific matters identified below or other matters that we are or may become involved in could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. In the first quarter of 2020, we recorded an accrual for an estimated payment amount. We maintained the accrual as of December 31, 2022, and that accrual was included in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

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

We note that pursuant to Amendment No. 2, dated as of February 20, 2020, to the Business Combination Agreement, SoftBank agreed to indemnify us against certain specified matters and losses, including those relating to the Lifeline matters described above. Resolution of these matters could require making additional reimbursements and paying additional fines and penalties, which we do not expect to have a significant impact on our financial results. We expect that any additional liabilities related to these indemnified matters would be indemnified and reimbursed by SoftBank.

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

On August 12, 2021, we became aware of a cybersecurity issue involving unauthorized access to T-Mobile’s systems (the “August 2021 cyberattack”). We immediately began an investigation and engaged cybersecurity experts to assist with the assessment of the incident and to help determine what data was impacted. Our investigation uncovered that the perpetrator had illegally gained access to certain areas of our systems on or about March 18, 2021, but only gained access to and took data of current, former, and prospective customers beginning on or about August 3, 2021. With the assistance of our outside cybersecurity experts, we located and closed the unauthorized access to our systems and identified current, former and prospective customers whose information was impacted and notified them, consistent with state and federal requirements. We also undertook a number of other measures to demonstrate our continued support and commitment to data privacy and protection. We also coordinated with law enforcement. Our forensic investigation is complete, and we believe we have a full view of the data compromised.

Index for Notes to the Consolidated Financial Statements
As a result of the August 2021 cyberattack, we have become subject to numerous lawsuits, including mass arbitration claims and multiple class action lawsuits that have been filed in numerous jurisdictions seeking, among other things, unspecified monetary damages, costs and attorneys’ fees arising out of the August 2021 cyberattack. In December 2021, the Judicial Panel on Multidistrict Litigation consolidated the federal class action lawsuits in the U.S. District Court for the Western District of Missouri under the caption In re: T-Mobile Customer Data Security Breach Litigation, Case No. 21-md-3019-BCW. On July 22, 2022, we entered into an agreement to settle the lawsuit. On July 26, 2022, we received preliminary approval of the proposed settlement, which remains subject to final court approval. The court conducted a final approval hearing on January 20, 2023, and we await a ruling from the court. If approved by the court, under the terms of the proposed settlement, we would pay an aggregate of $350 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. We would also commit to an aggregate incremental spend of $150 million for data security and related technology in 2022 and 2023. We anticipate that, upon court approval, the settlement will provide a full release of all claims arising out of the August 2021 cyberattack by class members, who do not opt out, against all defendants, including us, our subsidiaries and affiliates, and our directors and officers. The settlement contains no admission of liability, wrongdoing or responsibility by any of the defendants. We have the right to terminate the settlement agreement under certain conditions.

If approved by the court, we anticipate that this settlement of the class action, along with other settlements of separate consumer claims that have been previously completed or are currently pending, will resolve substantially all of the claims brought to date by our current, former and prospective customers who were impacted by the 2021 cyberattack. In connection with the proposed class action settlement and the separate settlements, we recorded a total pre-tax charge of approximately $400 million during the three months ended June 30, 2022. The expense is included within Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income. During the year ended December 31, 2022, we recognized $100 million in reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack, which is included as a reduction to Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income. The ultimate resolution of the class action depends on whether we will be able to obtain court approval of the proposed settlement, the number of plaintiffs who opt-out of the proposed settlement and whether the proposed settlement will be appealed.

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

In 2022, we received $333 million in gross settlements of certain patent litigation assumed in the Merger. We recognized these settlements, net of legal fees, as a reduction to Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income during the year ended December 31, 2022.

On June 17, 2022, plaintiffs filed a putative antitrust class action complaint in the Northern District of Illinois, Dale et al. v. Deutsche Telekom AG, et al., Case No. 1:22-cv-03189, against DT, T-Mobile, and SoftBank, alleging that the Merger violated the antitrust laws and harmed competition in the U.S. retail cell service market. Plaintiffs seek injunctive relief and trebled monetary damages on behalf of a purported class of AT&T and Verizon customers who plaintiffs allege paid artificially inflated prices due to the Merger. We intend to vigorously defend this lawsuit, but we are unable to predict the potential outcome.

On January 5, 2023, we identified that a bad actor was obtaining data through a single API without authorization. Based on our investigation to date, the impacted API is only able to provide a limited set of customer account data, including name, billing address, email, phone number, date of birth, T-Mobile account number and information such as the number of lines on the account and plan features. The result from our investigation to date indicates that the bad actor(s) obtained data from this API

Index for Notes to the Consolidated Financial Statements
for approximately 37 million current postpaid and prepaid customer accounts, though many of these accounts did not include the full data set. We believe that the bad actor first retrieved data through the impacted API starting on or around November 25, 2022. We continue to investigate the incident and have notified individuals whose information was impacted consistent with state and federal requirements.

In connection with the January 2023 cyberattack, we have received notices of consumer class actions and regulatory inquires, to which we will respond to in due course and may incur significant expenses. However, we cannot predict the timing or outcome of any of these potential matters, or whether we may be subject to additional legal proceedings, claims, regulatory inquiries, investigations, or enforcement actions. In addition, we are unable to predict the full impact of this incident on customer behavior in the future, including whether a change in our customers’ behavior could negatively impact our results of operations on an ongoing basis, although we presently do not expect that it will have a material effect on our operations.

Note 20 – Restructuring Costs

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

The following table summarizes the expenses incurred in connection with our Merger restructuring initiatives:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2022	Incurred to Date
Contract termination costs	$14	$231	$423
Severance costs	17	169	571
Network decommissioning	184	796	1,477
Total restructuring plan expenses	$215	$1,196	$2,471

The expenses associated with our Merger restructuring initiatives are included in Costs of services and Selling, general and administrative on our Consolidated Statements of Comprehensive Income.

Our Merger restructuring initiatives also include the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with accelerating amortization of the right-of-use assets on lease contracts were $1.7 billion, $873 million and $153 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in Costs of services and Selling, general and administrative on our Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our Merger restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2021	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	December 31, 2022
Contract termination costs	$14	$231	$(55)	$—	$190
Severance costs	1	169	(170)	—	—
Network decommissioning	71	796	(317)	(270)	280
Total	$86	$1,196	$(542)	$(270)	$470
(1)    Non-cash items consist of the write-off of assets within Network decommissioning.

The liabilities accrued in connection with our Merger restructuring initiatives are presented in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

Our Merger restructuring activities are expected to occur over the next year with substantially all costs incurred by the end of fiscal year 2023, with the related cash outflows extending beyond 2023. We continue to evaluate additional restructuring initiatives, which are dependent on consultations and negotiation with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments.

Index for Notes to the Consolidated Financial Statements
Note 21 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities, excluding amounts classified as held for sale, are summarized as follows:

(in millions)	December 31, 2022	December 31, 2021
Accounts payable	$7,213	$6,499
Payroll and related benefits	1,236	1,343
Property and other taxes, including payroll	1,657	1,830
Accrued interest	731	710
Commissions and contract termination costs	523	348
Toll and interconnect	227	248
Other	688	427
Accounts payable and accrued liabilities	$12,275	$11,405

Book overdrafts included in accounts payable were $720 million and $378 million as of December 31, 2022, and 2021, respectively.

Related Party Transactions

We have related party transactions associated with DT or its affiliates in the ordinary course of business, which are included in the Consolidated Financial Statements.

During the year ended December 31, 2022, we redeemed $2.3 billion aggregate principal amount of our 4.000% and 5.375% Senior Notes to affiliates due 2022. See Note 8 - Debt for further information.

The following table summarizes the impact of significant transactions with DT or its affiliates included in Operating expenses in the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(in millions)	2022	2021	2020
Fees incurred for use of the T-Mobile brand	$80	$80	$83
International long distance agreement	25	37	47

We have an agreement with DT for the reimbursement of certain administrative expenses, which were $4 million, $5 million and $6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Supplemental Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Year Ended December 31,
(in millions)	2022	2021	2020
Interest payments, net of amounts capitalized	$3,485	$3,723	$2,733
Operating lease payments	4,205	6,248	4,619
Income tax payments	76	167	218
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	4,192	4,237	6,194
Non-cash consideration for the acquisition of Sprint	—	—	33,533
Change in accounts payable and accrued liabilities for purchases of property and equipment	133	366	589
Leased devices transferred from inventory to property and equipment	336	1,198	2,795
Returned leased devices transferred from property and equipment to inventory	(396)	(1,437)	(1,460)
Increase in Tower obligations from contract modification	1,158	—	—
Operating lease right-of-use assets obtained in exchange for lease obligations	7,462	3,773	14,129
Financing lease right-of-use assets obtained in exchange for lease obligations	1,256	1,261	1,273

Index for Notes to the Consolidated Financial Statements
Cash and cash equivalents, including restricted cash and cash held for sale

Cash and cash equivalents, including restricted cash and cash held for sale, presented on our Consolidated Statements of Cash Flows were included on our Consolidated Balance Sheets as follows:

(in millions)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$4,507	$6,631
Cash and cash equivalents held for sale (included in Other current assets)	27	—
Restricted cash (included in Other current assets)	73	—
Restricted cash (included in Other assets)	67	72
Cash and cash equivalents, including restricted cash and cash held for sale	$4,674	$6,703

Note 22 – Subsequent Events

Subsequent to December 31, 2022, on January 5, 2023, we identified that a bad actor was obtaining data through a single API without authorization. Based on our investigation to date, the impacted API is only able to provide a limited set of customer account data, including name, billing address, email, phone number, date of birth, T-Mobile account number and information such as the number of lines on the account and plan features. See Note 19 – Commitments and Contingencies for additional information.

Subsequent to December 31, 2022, on February 9, 2023, we issued $1.0 billion of 4.950% Senior Notes due 2028, $1.3 billion of 5.050% Senior Notes due 2033 and $750 million of 5.650% Senior Notes due 2053. See Note 8 – Debt for additional information.

Subsequent to December 31, 2022, from January 1, 2023, through February 10, 2023, we repurchased 14,676,718 shares of our common stock at an average price per share of $145.70 for a total purchase price of $2.1 billion. See Note 15 – Repurchases of Common Stock for additional information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions, providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles, providing reasonable assurance that receipts and expenditures are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

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

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, will be incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A or will be included in an amendment to this Report.

Item 11. Executive Compensation

The information required by this item will be incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A or will be included in an amendment to this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A or will be included in an amendment to this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A or will be included in an amendment to this Report.

Item 14. Principal Accountant Fees and Services

The information required by this item will be incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A or will be included in an amendment to this Report.

PART IV.

Item 15. Exhibit and Financial Statement Schedules

(a) Documents filed as a part of this Form 10-K

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)
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

3. Exhibits

See the Index to Exhibits immediately following “Item 16. Form 10-K Summary” of this Form 10-K.

Item 16. Form 10–K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
2.1	Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V. and SoftBank Group Corp.	8-K	4/30/2018	2.1
2.2	Amendment No. 1, dated as of July 26, 2019, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	7/26/2019	2.2
2.3	Amendment No. 2, dated as of February 20, 2020, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	2/20/2020	2.1
2.4	Asset Purchase Agreement, dated as of July 26, 2019, by and among T-Mobile US, Inc., Sprint Corporation and DISH Network Corporation.	8-K	7/26/2019	2.1
2.5	First Amendment, dated as of June 17, 2020, to the Asset Purchase Agreement, dated as of July 26, 2019, by and among T-Mobile US, Inc., Sprint Corporation and DISH Network Corporation.	8-K	6/17/2020	2.1
2.6	Asset Purchase Agreement, dated as of May 28, 2021, by and between T-Mobile USA, Inc. and Shenandoah Telecommunications Company.	8-K	6/1/2021	2.1
2.7	Amendment No. 1 to Asset Purchase Agreement, dated as of July 1, 2021, by and between T-Mobile USA, Inc. and Shenandoah Telecommunications Company.	10-Q	8/3/2021	2.2
2.8*	Membership Interest Purchase Agreement, dated as of September 6, 2022, by and among Sprint LLC, Sprint Communications LLC, and Cogent Infrastructure, Inc.	8-K	9/7/2022	2.1
3.1	Fifth Amended and Restated Certificate of Incorporation of T-Mobile US, Inc.	8-K	4/1/2020	3.1
3.2	Seventh Amended and Restated Bylaws of T-Mobile US, Inc.	8-K	4/1/2020	3.2
4.1	Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.1
4.2	Eleventh Supplemental Indenture, dated as of May 1, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.12
4.3	Sixteenth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2014	4.3
4.4	Nineteenth Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/27/2015	4.3
4.5	Twenty-Fifth Supplemental Indenture, dated as of March 16, 2017, by and among T-Mobile USA, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.375% Senior Note due 2027.	8-K	3/16/2017	4.3

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.6	Thirty-Third Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028.	8-K	1/25/2018	4.2
4.7	Thirty-Fourth Supplemental Indenture, dated as of April 26, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	5/1/2018	4.5
4.8	Thirty-Sixth Supplemental Indenture, dated as of April 30, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028-1.	8-K	5/4/2018	4.2
4.9	Thirty-Seventh Supplemental Indenture, dated as of May 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	8-K	5/21/2018	4.1
4.10	Thirty-Eighth Supplemental Indenture, dated as of December 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	8-K	12/21/2018	4.1
4.11	Fortieth Supplemental Indenture, dated as of September 27, 2019, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2019	4.1
4.12	Forty-First Supplemental Indenture, dated as of April 1, 2020, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q/A	8/10/2020	4.12
4.13	Forty-Third Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.250% Senior Note due 2026.	8-K	1/14/2021	4.2
4.14	Forty-Fourth Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.625% Senior Note due 2029.	8-K	1/14/2021	4.3
4.15	Forty-Fifth Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.875% Senior Note due 2031.	8-K	1/14/2021	4.4
4.16	Forty-Sixth Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.625% Senior Note due 2026.	8-K	3/23/2021	4.2
4.17	Forty-Seventh Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.375% Senior Note due 2029.	8-K	3/23/2021	4.3
4.18	Forty-Eighth Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.500% Senior Note due 2031.	8-K	3/23/2021	4.4

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.19	Forty-Ninth Supplemental Indenture, dated as of March 30, 2021, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/3/2021	4.3
4.20	Indenture, dated as of April 9, 2020 by and among T-Mobile USA, Inc., T-Mobile US, Inc. and Deutsche Bank Trust Company Americas, as trustee.	8-K	4/13/2020	4.1
4.21	First Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.500% Senior Secured Note due 2025.	8-K	4/13/2020	4.2
4.22	Second Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.750% Senior Secured Note due 2027.	8-K	4/13/2020	4.3
4.23	Third Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.875% Senior Secured Note due 2030.	8-K	4/13/2020	4.4
4.24	Fourth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.375% Senior Secured Note due 2040.	8-K	4/13/2020	4.5
4.25	Fifth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.500% Senior Secured Note due 2050.	8-K	4/13/2020	4.6
4.26	Seventh Supplemental Indenture, dated as of June 24, 2020 by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 1.500% Senior Secured Note due 2026.	8-K	6/26/2020	4.2
4.27	Eighth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.050% Senior Secured Note due 2028.	8-K	6/26/2020	4.3
4.28	Ninth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.550% Senior Secured Note due 2031.	8-K	6/26/2020	4.4
4.29	Tenth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/6/2020	4.4
4.30	Eleventh Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/6/2020	4.5
4.31	Twelfth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.000% Senior Secured Note due 2041.	8-K	10/6/2020	4.6

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.32	Thirteenth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.300% Senior Secured Note due 2051.	8-K	10/6/2020	4.7
4.33	Fourteenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.250% Senior Secured Note due 2031.	8-K	10/28/2020	4.4
4.34	Fifteenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/28/2020	4.5
4.35	Sixteenth Supplemental Indenture, dated as of October 28, 2020, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/28/2020	4.6
4.36	Seventeenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.600% Senior Secured Note due 2060.	8-K	10/28/2020	4.7
4.37	Eighteenth Supplemental Indenture, dated as of March 30, 2021, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	S-4	3/30/2021	4.19
4.38	Nineteenth Supplemental Indenture, dated as of August 13, 2021, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.400% Senior Secured Note due 2052.	8-K	8/13/2021	4.3
4.39	Twentieth Supplemental Indenture, dated as of August 13, 2021, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	8/13/2021	4.4
4.40	Twenty-First Supplemental Indenture, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.400% Senior Secured Note due 2029.	8-K	12/6/2021	4.3
4.41	Twenty-Second Supplemental Indenture, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.700% Senior Secured Note due 2032.	8-K	12/6/2021	4.4
4.42	Twenty-Third Supplemental Indenture, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	12/6/2021	4.5
4.43	Indenture, dated as of September 15, 2022 by and among T-Mobile USA, Inc., T-Mobile US, Inc. and Deutsche Bank Trust Company Americas, as trustee.	8-K	9/15/2022	4.1
4.44	First Supplemental Indenture, dated as of September 15, 2022, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.200% Senior Note due 2033.	8-K	9/15/2022	4.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.45	Second Supplemental Indenture, dated as of September 15, 2022, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.650% Senior Note due 2053.	8-K	9/15/2022	4.3
4.46	Third Supplemental Indenture, dated as of September 15, 2022, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.800% Senior Note due 2062.	8-K	9/15/2022	4.4
4.47	Indenture, dated as of October 1, 1998, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	10-Q (SEC File No. 001-04721)	11/2/1998	4(b)
4.48
First Supplemental Indenture, dated as of January 15, 1999, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)
		8-K (SEC File No. 001-04721)	2/3/1999	4(b)
4.49	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	10/29/2001	99
4.50	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	9/11/2013	4.5
4.51	Fourth Supplemental Indenture, dated as of May 18, 2018, by and among Sprint Capital Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	5/18/2018	4.1
4.52	Fifth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Capital Corporation, Sprint Communications, Inc., Sprint Corporation, T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee.	10-Q/A	8/10/2020	4.19
4.53	Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.1
4.54	Second Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.3
4.55	Third Supplemental Indenture, dated as of December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	12/12/2013	4.1
4.56	Fourth Supplemental Indenture, dated as of February 24, 2015, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	2/24/2015	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.57	Fifth Supplemental Indenture, dated as of February 22, 2018, by and among Sprint Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	2/22/2018	4.1
4.58	Sixth Supplemental Indenture, dated as of May 14, 2018, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	5/14/2018	4.1
4.59	Eighth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Corporation, Sprint Communications, Inc., T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q/A	8/10/2020	4.36
4.60	Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary.	8-K (SEC File No. 001-04721)	11/2/2016	4.1
4.61	First Supplemental Indenture, dated as of March 12, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/12/2018	4.1
4.62	Second Supplemental Indenture, dated as of June 6, 2018, to the Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas as trustee.	8-K (SEC File No. 001-04721)	6/6/2018	4.1
4.63	Third Supplemental Indenture, dated as of December 10, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	10-Q (SEC File No. 001-04721)	1/31/2019	4.1
4.64	Series 2018-1 Supplement, dated as of March 21, 2018 by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/21/2018	10.1
4.65	Proxy, Lock-Up and ROFR Agreement, dated as of April 1, 2020, by and between Deutsche Telekom AG and SoftBank Group Corp.	13D	4/2/2020	6
4.66	Proxy, Lock-Up and ROFR Agreement, dated as of June 22, 2020, among Deutsche Telekom AG, Claure Mobile LLC and Raul Marcelo Claure.	13D/A	6/24/2020	49
4.67	Description of Securities.	10-K	2/11/2022	4.75
10.1	Master Agreement, dated as of September 28, 2012, among T-Mobile USA, Inc., Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.1
10.2	Amendment No. 1, dated as of November 30, 2012, to Master Agreement, dated as of November 30, 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.2
10.3	Settlement and Amendment No. 2, dated as of May 8, 2014, to Master Agreement, dated as of November 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-K	2/7/2019	10.3

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.4	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.3
10.5	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.4
10.6	First Amendment, dated as of November 30, 2012, to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.5
10.7	Second Amendment, dated as of October 31, 2014, to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc.	10-K	2/7/2019	10.7
10.8	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.6
10.9	First Amendment, dated as of November 30, 2012, to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.7
10.10	Second Amendment, dated as of October 31, 2014, to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-K	2/7/2019	10.10
10.11	Settlement Technical Closing Agreement, dated as of October 1, 2014, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-K	2/7/2019	10.11
10.12	Management Agreement, dated as of November 30, 2012, by and among Suncom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.8

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.13	Second Amended and Restated Stockholders’ Agreement, dated as of June 22, 2020, by and among T-Mobile US, Inc., Deutsche Telekom AG and SoftBank Group Corp.	S-3ASR	6/22/2020	4.2
10.14	Financing Matters Agreement, dated as of April 29, 2018, by and between T-Mobile USA, Inc. and Deutsche Telekom AG.	8-K	4/30/2018	10.3
10.15	Letter Agreement, dated as of February 20, 2020, by and among T-Mobile US, Inc., Deutsche Telekom AG and SoftBank Group Corp.	8-K	2/20/2020	10.1
10.16	License Agreement dated as of April 30, 2013 by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.2
10.17	Supplemental Agreement, effective as of June 3, 2019, to the License Agreement, dated as of April 30, 2013, by and between T-Mobile US, Inc. and Deutsche Telekom AG.	10-Q	7/26/2019	10.5
10.18	Amendment No. 1, dated as of April 1, 2020, to the License Agreement, dated as of April 30, 2013, by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	4/1/2020	10.3
10.19*	Master Network Services Agreement, dated as of July 1, 2020, between T-Mobile USA, Inc., DISH Purchasing Corporation and solely for the purposes of Section 13, DISH Network Corporation.	10-Q	11/5/2020	10.1
10.20*	License Purchase Agreement, dated as of July 1, 2020, by and between T-Mobile USA, Inc. and DISH Network Corporation.	10-Q	11/5/2020	10.2
10.21
Amended and Restated Credit Agreement, dated October 17, 2022, by and among T-Mobile USA, Inc., the lenders, swingline lenders and L/C issuers party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
					X
10.22	Guarantee and Collateral Agreement, dated October 27, 2016, among Deutsche Bank Trust Company Americas, Sprint Spectrum PledgeCo LLC, Sprint Spectrum PledgeCo II LLC, Sprint Spectrum PledgeCo III LLC, Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC.	8-K (SEC File No. 001-04721)	11/2/2016	10.1
10.23	Intra-Company Spectrum Lease Agreement, dated as of October 27, 2016, among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC and the guarantors.	8-K (SEC File No. 001-04721)	11/2/2016	10.2
10.24	First Amendment to Intra-Company Spectrum Lease Agreement, dated as of March 12, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC.	8-K (SEC File No. 001-04721)	3/12/2018	10.1
10.25	Second Amendment to Intra-Company Spectrum Lease Agreement, dated as of June 6, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC, Sprint Corporation and the subsidiary guarantors.	8-K (SEC File No. 001-04721)	6/6/2018	10.1
10.26	Guarantee Assumption Agreement, dated as of April 1, 2020, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC, T-Mobile, T-Mobile USA and certain subsidiary guarantors.	10-Q/A	8/10/2020	10.13

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.27	Guarantee Assumption Agreement, dated as of March 30, 2021, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.	10-Q	8/3/2021	10.3
10.28	Master Framework Agreement, dated as of June 22, 2020, by and among SoftBank Group Corp., SoftBank Group Capital Ltd, Delaware Project 4 L.L.C., Delaware Project 6 L.L.C., Claure Mobile LLC, Deutsche Telekom AG, T-Mobile US, Inc. and T-Mobile Agent LLC.	8-K	6/26/2020	10.1
10.29	Term Sheet, dated as of June 15, 2022, by and between the Company and DISH Network Corporation.	10-Q	7/29/2022	10.1
10.30*	License Purchase Agreement, dated as of August 8, 2022, by and among T-Mobile USA, Inc., T-Mobile License LLC and Channel 51 License Co LLC.	10-Q	10/27/2022	10.1
10.31*	License Purchase Agreement, dated as of August 8, 2022, by and among T-Mobile USA, Inc., T-Mobile License LLC and LB License Co, LLC.	10-Q	10/27/2022	10.2
10.32**	Employment Agreement, effective November 15, 2019, between T-Mobile US, Inc. and Michael Sievert.	10-K	2/9/2020	10.61
10.33**	Amendment No. 1, dated as of March 26, 2020, to the Amended and Restated Employment Agreement, dated as of November 15, 2019, by and between T-Mobile US, Inc. and G. Michael Sievert.	10-Q	5/6/2020	10.6
10.34**	Compensation Term Sheet between Neville Ray and T-Mobile US, Inc., effective as of November 15, 2019.	10-K	2/6/2020	10.65
10.35**	PRSU Agreement, dated as of April 1, 2020, by and between T-Mobile US, Inc. and Neville R. Ray.	10-Q	5/6/2020	10.4
10.36**	Form of Severance Letter Agreement.	10-Q	5/1/2018	10.9
10.37**	Form of Indemnification and Advancement Agreement.	10-K	2/8/2018	10.76
10.38**	T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan (As Amended and Restated Effective as of January 1, 2014).	10-K	2/25/2014	10.39
10.39**	First Amendment to T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan	10-K	2/7/2019	10.75
10.40**	Second Amendment to T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan.	10-K	2/23/2021	10.70
10.41**	T-Mobile US, Inc. Executive Continuity Plan as Amended and Restated Effective as of January 1, 2014.	8-K	10/25/2013	10.1
10.42**	T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	10-Q	8/8/2013	10.20
10.43**	Amendment to T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	Schedule 14A	4/26/2018	Annex A
10.44**	T-Mobile USA, Inc. 2011 Long-Term Incentive Plan.	10-Q	8/8/2013	10.21
10.45**	Annual Incentive Award Notice under the 2013 Omnibus Incentive Plan.	10-Q	5/4/2021	10.4
10.46**	T-Mobile US, Inc. 2014 Employee Stock Purchase Plan.	S-8	2/19/2015	99.1
10.47**	Sprint Corporation 2007 Omnibus Incentive Plan.	8-K (SEC File No. 001-04721)	9/20/2013	10.2
10.48**	Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan.	10-Q (SEC File No. 001-04721)	2/6/2017	10.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.49**	Form of Sprint Corporation Evidence of Award 2014 Long-term Incentive Plan Stock Options.	10-Q (SEC File No. 001-04721)	8/8/2014	10.12
10.50**	Form of Sprint Corporation Award Agreement (awarding stock options) under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q (SEC File No. 001-04721)	8/3/2017	10.3
10.51**	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q	5/4/2021	10.1
10.52**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Executive Officers under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q	5/4/2021	10.2
10.53**	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/6/2020	10.7
10.54**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Stock Settled) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/6/2020	10.8
10.55**	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	8-K	6/4/2013	10.2
10.56**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Cash Settled) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/4/2021	10.3
10.57**	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015, June 16, 2016, June 13, 2017, June 13, 2019 and June 4, 2020).	10-Q/A	8/10/2020	10.30
10.58**	Employment Agreement, effective October 11, 2021, between T-Mobile US, Inc. and Mark Nelson.	10-Q	5/6/2022	10.1
21.1	Subsidiaries of Registrant.				X
22.1	List of Guarantor Subsidiaries.				X
23.1	Consent of Deloitte & Touche LLP.				X
23.2	Consent of PricewaterhouseCoopers LLP.				X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
**	Indicates a management contract or compensatory plan or arrangement.
***	Furnished herewith.
Certain instruments defining the rights of holders of long-term debt securities of the registrant and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-MOBILE US, INC.

February 14, 2023	/s/ G. Michael Sievert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 14, 2023.

Signature	Title

/s/ G. Michael Sievert	Chief Executive Officer and
G. Michael Sievert	Director (Principal Executive Officer)

/s/ Peter Osvaldik	Executive Vice President and Chief Financial Officer
Peter Osvaldik	(Principal Financial Officer)

/s/ Dara Bazzano	Senior Vice President, Finance and Chief Accounting
Dara Bazzano	Officer (Principal Accounting Officer)

/s/ Timotheus Höttges	Chairman of the Board
Timotheus Höttges

/s/ Marcelo Claure	Director
Marcelo Claure

/s/ Srikant M. Datar	Director
Srikant M. Datar

/s/ Srinivasan Gopalan	Director
Srinivasan Gopalan

/s/ Bavan Holloway	Director
Bavan Holloway

/s/ Christian P. Illek	Director
Christian P. Illek

/s/ Raphael Kübler	Director
Raphael Kübler

/s/ Thorsten Langheim	Director
Thorsten Langheim

/s/ Dominique Leroy	Director
Dominique Leroy

/s/ Letitia A. Long	Director
Letitia A. Long

/s/ Teresa A. Taylor	Director
Teresa A. Taylor

/s/ Kelvin R. Westbrook	Director
Kelvin R. Westbrook