Form 10-Q
period 2023-03-31
T-Mobile US, Inc.
filed 2023-04-27
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 21, 2023
Common Stock, par value $0.00001 per share	1,199,892,465

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended March 31, 2023

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$4,540	$4,507
Accounts receivable, net of allowance for credit losses of $152 and $167	4,366	4,445
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $647 and $667	5,012	5,123
Inventory	1,741	1,884
Prepaid expenses	674	673
Other current assets	2,543	2,435
Total current assets	18,876	19,067
Property and equipment, net	42,053	42,086
Operating lease right-of-use assets	28,146	28,715
Financing lease right-of-use assets	3,282	3,257
Goodwill	12,234	12,234
Spectrum licenses	95,878	95,798
Other intangible assets, net	3,245	3,508
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $139 and $144	2,250	2,546
Other assets	4,209	4,127
Total assets	$210,173	$211,338
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$11,091	$12,275
Short-term debt	5,215	5,164
Deferred revenue	804	780
Short-term operating lease liabilities	3,441	3,512
Short-term financing lease liabilities	1,180	1,161
Other current liabilities	2,115	1,850
Total current liabilities	23,846	24,742
Long-term debt	68,035	65,301
Long-term debt to affiliates	1,495	1,495
Tower obligations	3,897	3,934
Deferred tax liabilities	11,510	10,884
Operating lease liabilities	29,379	29,855
Financing lease liabilities	1,284	1,370
Other long-term liabilities	3,802	4,101
Total long-term liabilities	119,402	116,940
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,260,606,989 and 1,256,876,527 shares issued, 1,204,696,325 and 1,233,960,078 shares outstanding	—	—
Additional paid-in capital	74,043	73,941
Treasury stock, at cost, 55,910,664 and 22,916,449 shares	(7,831)	(3,016)
Accumulated other comprehensive loss	(1,004)	(1,046)
Retained earnings (accumulated deficit)	1,717	(223)
Total stockholders' equity	66,925	69,656
Total liabilities and stockholders' equity	$210,173	$211,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2023	2022
Revenues
Postpaid revenues	$11,862	$11,201
Prepaid revenues	2,417	2,455
Wholesale and other service revenues	1,267	1,472
Total service revenues	15,546	15,128
Equipment revenues	3,719	4,694
Other revenues	367	298
Total revenues	19,632	20,120
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,061	3,727
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,588	5,946
Selling, general and administrative	5,425	5,056
Gain on disposal group held for sale	(42)	—
Depreciation and amortization	3,203	3,585
Total operating expenses	16,235	18,314
Operating income	3,397	1,806
Other expense, net
Interest expense, net	(835)	(864)
Other income (expense), net	9	(11)
Total other expense, net	(826)	(875)
Income before income taxes	2,571	931
Income tax expense	(631)	(218)
Net income	$1,940	$713

Net income	$1,940	$713
Other comprehensive income, net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $14 and $13	40	37
Unrealized gain (loss) on foreign currency translation adjustment, net of tax effect of $0 and $0	2	(1)
Other comprehensive income	42	36
Total comprehensive income	$1,982	$749
Earnings per share
Basic	$1.59	$0.57
Diluted	$1.58	$0.57
Weighted-average shares outstanding
Basic	1,219,608,362	1,250,505,999
Diluted	1,224,604,698	1,255,368,592
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Operating activities
Net income	$1,940	$713
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,203	3,585
Stock-based compensation expense	177	141
Deferred income tax expense	611	185
Bad debt expense	222	210
Losses from sales of receivables	38	46
Gain on remeasurement of disposal group held for sale	(13)	—
Changes in operating assets and liabilities
Accounts receivable	(1,268)	(984)
Equipment installment plan receivables	152	(535)
Inventory	129	(93)
Operating lease right-of-use assets	1,008	1,469
Other current and long-term assets	(142)	(4)
Accounts payable and accrued liabilities	(882)	(59)
Short- and long-term operating lease liabilities	(1,009)	(771)
Other current and long-term liabilities	(183)	(163)
Other, net	68	105
Net cash provided by operating activities	4,051	3,845
Investing activities
Purchases of property and equipment, including capitalized interest of $(14) and $(15)	(3,001)	(3,381)
Purchases of spectrum licenses and other intangible assets, including deposits	(73)	(2,843)
Proceeds from sales of tower sites	6	—
Proceeds related to beneficial interests in securitization transactions	1,345	1,185
Acquisition of companies, net of cash and restricted cash acquired	—	(52)
Other, net	(5)	(1)
Net cash used in investing activities	(1,728)	(5,092)
Financing activities
Proceeds from issuance of long-term debt	3,013	—
Repayments of financing lease obligations	(306)	(302)
Repayments of long-term debt	(131)	(1,632)
Repurchases of common stock	(4,619)	—
Tax withholdings on share-based awards	(187)	(172)
Other, net	(43)	(30)
Net cash used in financing activities	(2,273)	(2,136)
Change in cash and cash equivalents, including restricted cash and cash held for sale	50	(3,383)
Cash and cash equivalents, including restricted cash and cash held for sale
Beginning of period	4,674	6,703
End of period	$4,724	$3,320
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of December 31, 2022	1,233,960,078	22,916,449	$(3,016)	$73,941	$(1,046)	$(223)	$69,656
Net income	—	—	—	—	—	1,940	1,940
Other comprehensive income	—	—	—	—	42	—	42
Stock-based compensation	—	—	—	155	—	—	155
Stock issued for employee stock purchase plan	1,063,426	—	—	126	—	—	126
Issuance of vested restricted stock units	3,844,801	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,263,356)	—	—	(187)	—	—	(187)
Repurchases of common stock	(32,963,940)	32,963,940	(4,810)	—	—	—	(4,810)
Other, net	55,316	30,275	(5)	8	—	—	3
Balance as of March 31, 2023	1,204,696,325	55,910,664	$(7,831)	$74,043	$(1,004)	$1,717	$66,925

Balance as of December 31, 2021	1,249,213,681	1,537,468	$(13)	$73,292	$(1,365)	$(2,812)	$69,102
Net income	—	—	—	—	—	713	713
Other comprehensive income	—	—	—	—	36	—	36
Stock-based compensation	—	—	—	157	—	—	157
Stock issued for employee stock purchase plan	1,276,725	—	—	138	—	—	138
Issuance of vested restricted stock units	4,210,669	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,370,306)	—	—	(172)	—	—	(172)
Other, net	21,931	27,715	(3)	5	—	—	2
Balance as of March 31, 2022	1,253,352,700	1,565,183	$(16)	$73,420	$(1,329)	$(2,099)	$69,976
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

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”) include all adjustments of a normal recurring nature necessary for the fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The assets and liabilities of the Wireline Business disposal group are classified as held for sale and presented within Other current assets and Other current liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022. The fair value of the Wireline Business disposal group, less costs to sell, will be reassessed during each reporting period it remains classified as held for sale, and any remeasurement to the lower of carrying amount or fair value less costs to sell will be reported as an adjustment included within Gain on disposal group held for sale on our Condensed Consolidated Statements of Comprehensive Income. Unless otherwise specified, the amounts and information presented in the Notes to the Condensed Consolidated Financial Statements include assets and liabilities that have been reclassified as held for sale as of March 31, 2023, and December 31, 2022.

Accounting Pronouncements Adopted During the Current Year

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The standard eliminates the accounting guidance within ASC 310-40 for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. As of January 1, 2023, we have adopted this standard, and it will be applied prospectively after this date.

Note 2 – Business Combination

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement for the acquisition of 100% of the outstanding equity of Ka’ena Corporation and its subsidiaries including, among others, Mint Mobile LLC, for a maximum purchase price of

Index for Notes to the Condensed Consolidated Financial Statements
$1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock. The purchase price is variable dependent upon specified performance indicators of Ka’ena Corporation during certain periods before and after closing and consists of an upfront payment at closing of the transaction, subject to certain agreed-upon adjustments, and a variable earnout payable 24 months after closing of the transaction. The upfront payment is estimated to be approximately $950 million, before working capital adjustments. The acquisition is subject to certain customary closing conditions, including certain regulatory approvals, and is expected to close by the end of 2023.

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

EIP receivables had a combined weighted-average effective interest rate of 8.8% and 8.0% as of March 31, 2023, and December 31, 2022, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	March 31, 2023	December 31, 2022
EIP receivables, gross	$8,048	$8,480
Unamortized imputed discount	(483)	(483)
EIP receivables, net of unamortized imputed discount	7,565	7,997
Allowance for credit losses	(303)	(328)
EIP receivables, net of allowance for credit losses and imputed discount	$7,262	$7,669
Classified on our condensed consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$5,012	$5,123
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,250	2,546
EIP receivables, net of allowance for credit losses and imputed discount	$7,262	$7,669

Many of our loss estimation techniques rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of March 31, 2023:

	Originated in 2023		Originated in 2022		Originated prior to 2022		Total EIP Receivables, net of unamortized imputed discounts
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Grand total
Current - 30 days past due	$948	$803	$2,487	$1,731	$952	$511	$4,387	$3,045	$7,432
31 - 60 days past due	3	4	18	27	6	7	27	38	65
61 - 90 days past due	—	—	9	16	3	4	12	20	32
More than 90 days past due	—	—	8	16	5	7	13	23	36
EIP receivables, net of unamortized imputed discount	$951	$807	$2,522	$1,790	$966	$529	$4,439	$3,126	$7,565

We estimate credit losses on our EIP receivables segment by applying an expected credit loss model, which relies on historical loss data adjusted for current conditions to calculate default probabilities or an estimate for the frequency of customer default. Our assessment of default probabilities or frequency includes receivables delinquency status, historical loss experience, how long the receivables have been outstanding and customer credit ratings, as well as customer tenure. We multiply these estimated default probabilities by our estimated loss given default, which is the estimated amount of default or the severity of loss after adjusting for estimated recoveries.

As we do for our accounts receivable portfolio segment, we consider the need to adjust our estimate of credit losses on EIP receivables for reasonable and supportable forecasts of economic conditions through monitoring external forecasts and periodic internal statistical analyses.

The following table presents write-offs of our EIP receivables by year of origination for the three months ended March 31, 2023:

(in millions)	Originated in 2023	Originated in 2022	Originated prior to 2022	Total write-offs
Write-offs	$1	$103	$36	$140

Index for Notes to the Condensed Consolidated Financial Statements
Activity for the three months ended March 31, 2023 and 2022, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	March 31, 2023			March 31, 2022
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$167	$811	$978	$146	$630	$776
Bad debt expense	107	115	222	96	114	210
Write-offs	(122)	(140)	(262)	(78)	(99)	(177)
Change in imputed discount on short-term and long-term EIP receivables	N/A	54	54	N/A	30	30
Impact on the imputed discount from sales of EIP receivables	N/A	(54)	(54)	N/A	(26)	(26)
Allowance for credit losses and imputed discount, end of period	$152	$786	$938	$164	$649	$813

Credit loss activity increased during the three months ended March 31, 2023, as activity continued to normalize relative to the three months ended March 31, 2022, which continued to be impacted by the muted pandemic levels in 2021.

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of March 31, 2023. In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets included on our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

Note 4 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP sale arrangement”), which has been revised and extended from time to time. As of both March 31, 2023, and December 31, 2022, the EIP sale arrangement provided funding of $1.3 billion.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, included on our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	March 31, 2023	December 31, 2022
Other current assets	$355	$344
Other assets	130	136

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). On February 28, 2023, we extended the scheduled expiration date of the service receivable sale

Index for Notes to the Condensed Consolidated Financial Statements
arrangement to February 27, 2024. As of both March 31, 2023, and December 31, 2022, the service receivable sale arrangement provided funding of $775 million.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included on our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	March 31, 2023	December 31, 2022
Other current assets	$227	$214
Other current liabilities	383	389

Sales of Receivables

The following table summarizes the impact of the sale of certain service accounts receivable and EIP receivables on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2023	December 31, 2022
Derecognized net service accounts receivable and EIP receivables	$2,418	$2,410
Other current assets	582	558
of which, deferred purchase price	580	556
Other long-term assets	130	136
of which, deferred purchase price	130	136
Other current liabilities	383	389
Net cash proceeds since inception	1,668	1,697
Of which:
Change in net cash proceeds during the year-to-date period	(29)	(57)
Net cash proceeds funded by reinvested collections	1,697	1,754

At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense on our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including estimated customer default rates. As of March 31, 2023, and December 31, 2022, our deferred purchase price related to the sales of service receivables and EIP receivables was $710 million and $692 million, respectively.

We recognized losses from sales of receivables, including changes in fair value of the deferred purchase price, of $38 million and $46 million for the three months ended March 31, 2023 and 2022, respectively, in Selling, general and administrative expense on our Condensed Consolidated Statements of Comprehensive Income.

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

Index for Notes to the Condensed Consolidated Financial Statements
Note 5 – Spectrum License Transactions

The following table summarizes our spectrum license activity for the three months ended March 31, 2023:

(in millions)	2023
Spectrum licenses, beginning of year	$95,798
Spectrum license acquisitions	57
Costs to clear spectrum	23
Spectrum licenses, end of period	$95,878

Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits, on our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023.

Spectrum Transactions

In September 2022, the Federal Communications Commission (“FCC”) announced that we were the winning bidder of 7,156 licenses in Auction 108 (2.5 GHz spectrum) for an aggregate price of $304 million. At inception of Auction 108 in June 2022, we deposited $65 million. We paid the FCC the remaining $239 million for the licenses won in the auction in September 2022. The aggregate cash payments made to the FCC are included in Other assets on our Condensed Consolidated Balance Sheets as of March 31, 2023, and will remain there until the corresponding licenses are received. The timing of when the licenses will be issued will be determined by the FCC after all post-auction procedures have been completed.

As of March 31, 2023, the activities that are necessary to get the C-band, 3.45 GHz and 2.5 GHz spectrum, acquired pursuant to FCC Auctions 107, 110 and 108, ready for its intended use have not begun; as such, capitalization of the interest associated with the costs of deploying these spectrum licenses has not begun.

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

In the event DISH breaches the DISH License Purchase Agreement or fails to deliver the purchase price following the satisfaction or waiver of all closing conditions, DISH is liable to pay us a fee of $72 million. Additionally, if DISH does not exercise the option to purchase the 800 MHz spectrum licenses, we are required, unless otherwise approved under the complaint and proposed final judgment agreed to by us, Deutsche Telekom AG (“DT”), Sprint Corporation, now known as Sprint LLC (“Sprint”), SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, to offer the licenses for sale through an auction. If the specified minimum price of $3.6 billion is not met in the auction, we would be relieved of the obligation to sell the licenses.

Channel 51 License Co LLC and LB License Co, LLC

On August 8, 2022, we, Channel 51 License Co LLC and LB License Co, LLC (together with Channel 51 License Co LLC, the “Sellers”) entered into License Purchase Agreements pursuant to which we will acquire spectrum in the 600 MHz band from the Sellers in exchange for total cash consideration of $3.5 billion. The licenses will be acquired without any associated networks, but are currently being utilized by us through exclusive leasing arrangements with the Sellers.

On March 30, 2023, we and the Sellers entered into Amended and Restated License Purchase Agreements pursuant to which we and the Sellers agreed to separate the transaction into two tranches of licenses, with the closings on the acquisitions of certain licenses in Chicago, Dallas and New Orleans (together representing $492 million of the aggregate $3.5 billion cash consideration) being deferred in order to potentially expedite the regulatory approval process for the remainder of the licenses. The licenses being acquired by us, and the total consideration being paid for the licenses, remains the same. We anticipate that the first closing will occur in mid- to late-2023 and that the second closing (on the deferred licenses) will occur in 2024.

The parties have agreed that each of the closings will occur within 180 days after the receipt of the applicable required

Index for Notes to the Condensed Consolidated Financial Statements
regulatory approvals, and payment of each portion of the aggregate $3.5 billion purchase price will occur no later than 40 days after the date of each respective closing.

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

Cash flows associated with qualifying hedge derivative instruments are presented in the same category on our Condensed Consolidated Statements of Cash Flows as the item being hedged. For fair value hedges, the change in the fair value of the derivative instruments is recognized in earnings through the same income statement line item as the change in the fair value of the hedged item. For cash flow hedges, the change in the fair value of the derivative instruments is reported in Other comprehensive income and recognized in earnings when the hedged item is recognized in earnings, again, through the same income statement line item.

We did not have any significant derivative instruments outstanding as of March 31, 2023, or December 31, 2022.

Interest Rate Lock Derivatives

In April 2020, we terminated our interest rate lock derivatives entered into in October 2018.

Aggregate changes in the fair value of the interest rate lock derivatives, net of tax and amortization, of $1.3 billion are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of both March 31, 2023, and December 31, 2022.

For the three months ended March 31, 2023 and 2022, $53 million and $50 million, respectively, were amortized from Accumulated other comprehensive loss into Interest expense, net, on our Condensed Consolidated Statements of Comprehensive Income. We expect to amortize $223 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending March 31, 2024.

Deferred Purchase Price Assets

In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. See Note 4 – Sales of Certain Receivables for further information.

The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included on our Condensed Consolidated Balance Sheets, were $710 million and $692 million as of March 31, 2023, and December 31, 2022, respectively.

Debt

The fair value of our Senior Notes and spectrum-backed Senior Secured Notes to third parties was determined based on quoted market prices in active markets, and therefore were classified as Level 1 within the fair value hierarchy. The fair value of our Senior Notes to affiliates was determined based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. Accordingly, our Senior Notes to affiliates were classified as Level 2 within the fair value hierarchy. The fair value of our asset-backed notes (“ABS Notes”) was primarily based on quoted prices in inactive markets for identical instruments and observable changes in market interest rates, both of which are Level 2 inputs. Accordingly, our ABS Notes were classified as Level 2 within the fair value hierarchy.

Index for Notes to the Condensed Consolidated Financial Statements
Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates. The fair value estimates were based on information available as of March 31, 2023, and December 31, 2022. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included on our Condensed Consolidated Balance Sheets were as follows:

(in millions)	Level within the Fair Value Hierarchy	March 31, 2023		December 31, 2022
		Carrying Amount (1)	Fair Value (1)	Carrying Amount (1)	Fair Value (1)
Liabilities:
Senior Notes to third parties	1	$69,513	$63,743	$66,582	$59,011
Senior Notes to affiliates	2	1,495	1,485	1,495	1,460
Senior Secured Notes to third parties	1	2,979	2,866	3,117	2,984
ABS Notes to third parties	2	747	754	746	744
(1)     Excludes $11 million and $20 million as of March 31, 2023, and December 31, 2022, respectively, in other financial liabilities as the carrying values approximate fair value primarily due to the short-term maturities of these instruments.

Note 7 – Debt

The following table sets forth the debt balances and activity as of, and for the three months ended, March 31, 2023:

(in millions)	December 31, 2022	Proceeds from Issuances and Borrowings (1)	Repayments	Reclassifications (1)	Other (2)	March 31, 2023
Short-term debt	$5,164	$—	$(131)	$224	$(42)	$5,215
Long-term debt	65,301	3,011	—	(224)	(53)	68,035
Total debt to third parties	70,465	3,011	(131)	—	(95)	73,250
Long-term debt to affiliates	1,495	—	—	—	—	1,495
Total debt	$71,960	$3,011	$(131)	$—	$(95)	$74,745
(1)Issuances and borrowings and reclassifications are recorded net of accrued or paid issuance costs, discounts and premiums.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 4.0% and 3.9% for the three months ended March 31, 2023 and 2022, respectively, on weighted-average debt outstanding of $73.4 billion and $73.7 billion for the three months ended March 31, 2023 and 2022, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Issuances and Borrowings

During the three months ended March 31, 2023, we issued the following Senior Notes:

(in millions)	Principal Issuances	Premiums/Discounts and Issuance Costs, Net	Net Proceeds from Issuance of Long-Term Debt	Issue Date
4.950% Senior Notes due 2028	$1,000	$(6)	$994	February 9, 2023
5.050% Senior Notes due 2033	1,250	(9)	1,241	February 9, 2023
5.650% Senior Notes due 2053	750	26	776	February 9, 2023
Total of Senior Notes issued	$3,000	$11	$3,011

Index for Notes to the Condensed Consolidated Financial Statements
Note Repayments

During the three months ended March 31, 2023, we made the following repayments:

(in millions)	Principal Amount	Repayment Date
4.738% Secured Series 2018-1 A-1 Notes due 2025	$131	Various

Asset-backed Notes

Our ABS Notes are secured by $1.0 billion of gross EIP receivables and future collections on such receivables. The ABS Notes issued and the assets securing this debt are included on our Condensed Consolidated Balance Sheets.

The expected maturities of our ABS Notes are as follows:

	Expected Maturities
(in millions)	2024	2025
4.910% Class A Senior ABS Notes due 2028	$198	$552

Variable Interest Entities

In connection with issuing the ABS Notes in October 2022, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity (the “ABS BRE”), and a trust (the “ABS Trust” and together with the ABS BRE, the “ABS Entities”), in which the ABS BRE holds a residual interest. The ABS Entities meet the definition of a VIE for which we have determined that we are the primary beneficiary as we have the power to direct the activities of the ABS Entities that most significantly impact their performance. Accordingly, we include the balances and results of operations of the ABS Entities in our condensed consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets with respect to the ABS Entities:

March 31, 2023
(in millions)
Assets
Equipment installment plan receivables, net	$720
Equipment installment plan receivables due after one year, net	205
Other current assets	84
Liabilities
Accounts payable and accrued liabilities	$1
Long-term debt	747

See Note 3 – Receivable and Related Allowance for Credit Losses for additional information on the EIP receivables used to secure the ABS Notes.

Restricted Cash

Certain provisions of our debt agreements require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash. See Note 15 - Additional Financial Information for our reconciliation of Cash and cash equivalents, including restricted cash and cash held for sale.

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

Acquired CCI Tower Lease Arrangements

Prior to our merger (the “Merger”) with Sprint, Sprint entered into a lease-out and leaseback arrangement with Global Signal Inc., a third party that was subsequently acquired by CCI, that conveyed to CCI the exclusive right to manage and operate approximately 6,400 tower sites (“Master Lease Sites”) via a master prepaid lease. These agreements were assumed upon the close of the Merger, at which point the remaining term of the lease-out was approximately 17 years with no renewal options. CCI has a fixed price purchase option for all (but not less than all) of the leased or subleased sites for approximately $2.3 billion, exercisable one year prior to the expiration of the agreement and ending 120 days prior to the expiration of the agreement. We lease back a portion of the space at certain tower sites.

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

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the balances associated with both of the tower arrangements on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2023	December 31, 2022
Property and equipment, net	$2,338	$2,379
Tower obligations	3,897	3,934
Other long-term liabilities	554	554

Future minimum payments related to the tower obligations are approximately $427 million for the 12-month period ending March 31, 2024, $804 million in total for both of the 12-month periods ending March 31, 2025 and 2026, $793 million in total for both of the 12-month periods ending March 31, 2027 and 2028, and $4.4 billion in total thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $246 million in our Operating lease liabilities as of March 31, 2023.

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

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Postpaid service revenues
Postpaid phone revenues	$10,652	$10,231
Postpaid other revenues	1,210	970
Total postpaid service revenues	$11,862	$11,201

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

Contract Balances

The contract asset and contract liability balances from contracts with customers as of March 31, 2023, and December 31, 2022, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2022	$534	$748
Balance as of March 31, 2023	686	778
Change	$152	$30

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

Index for Notes to the Condensed Consolidated Financial Statements
Contract asset balances increased primarily due to an increase in promotions with an extended service contract, partially offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of approximately $466 million and $356 million as of March 31, 2023, and December 31, 2022, respectively, was included in Other current assets on our Condensed Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers. Contract liabilities are primarily included in Deferred revenue on our Condensed Consolidated Balance Sheets.

Revenues for the three months ended March 31, 2023 and 2022 include the following:

	Three Months Ended March 31,
(in millions)	2023	2022
Amounts included in the beginning of year contract liability balance	$667	$654

Remaining Performance Obligations

As of March 31, 2023, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.8 billion. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of March 31, 2023, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $2.0 billion, $1.9 billion and $4.0 billion for 2023, 2024, and 2025 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to eight years.

Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $2.0 billion and $1.9 billion as of March 31, 2023, and December 31, 2022, respectively, and is included in Other assets on our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income were $422 million and $324 million for the three months ended March 31, 2023 and 2022, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three months ended March 31, 2023 and 2022.

Note 10 – Repurchases of Common Stock

2022 Stock Repurchase Program

On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023 (the “2022 Stock Repurchase Program”). During the three months ended March 31, 2023, we repurchased 32,963,940 shares of our common stock at an average price per share of $144.57 for a total purchase price of $4.8 billion, all of which were purchased under the 2022 Stock Repurchase Program. All shares purchased during the three months ended March 31, 2023, were purchased at market price. As of March 31, 2023, we had up to $6.2 billion remaining under the 2022 Stock Repurchase Program.

Subsequent to March 31, 2023, from April 1, 2023, through April 21, 2023, we repurchased 5,114,527 shares of our common stock at an average price per share of $147.96 for a total purchase price of $757 million. As of April 21, 2023, we had up to $5.5 billion remaining under the 2022 Stock Repurchase Program.

Index for Notes to the Condensed Consolidated Financial Statements
Note 11 – Wireline

Sale of the Wireline Business

On September 6, 2022, two of our wholly owned subsidiaries, Sprint Communications and Sprint LLC, and Cogent Infrastructure, Inc. entered into the Wireline Sale Agreement, pursuant to which the Buyer will acquire the Wireline Business. The Wireline Sale Agreement provides that, upon the terms and conditions set forth therein, the Buyer will purchase all of the issued and outstanding membership interests (the “Purchased Interests”) of a Delaware limited liability company that holds certain assets and liabilities relating to the Wireline Business.

The parties have agreed to a $1 purchase price in consideration for the Purchased Interests, subject to customary adjustments set forth in the Wireline Sale Agreement. In addition, at the consummation of the Wireline Transaction (the “Closing”), a T-Mobile affiliate will enter into a commercial agreement for IP transit services, pursuant to which T-Mobile will pay to the Buyer an aggregate of $700 million, consisting of (i) $350 million in equal monthly installments during the first year after the Closing and (ii) $350 million in equal monthly installments over the subsequent 42 months. As of March 31, 2023, all required regulatory approvals and consents have been received, and the Wireline Transaction is expected to close in the beginning of May 2023, subject to the satisfaction or waiver of certain conditions and other terms and conditions of the Wireline Sale Agreement.

As a result of the Wireline Sale Agreement and related anticipated Wireline Transaction, we concluded that the Wireline Business met the held for sale criteria upon entering into the Wireline Sale Agreement. As such, the assets and liabilities of the Wireline Business disposal group are classified as held for sale and presented within Other current assets and Other current liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022.

The components of assets and liabilities held for sale presented within Other current assets and Other current liabilities, respectively, on our Condensed Consolidated Balance Sheets as of March 31, 2023, were as follows:

(in millions)	March 31, 2023
Assets
Cash and cash equivalents	$30
Accounts receivable, net	40
Prepaid expenses	19
Other current assets	9
Property and equipment, net	511
Operating lease right-of-use assets	138
Other intangible assets, net	7
Other assets	7
Remeasurement of disposal group held for sale to fair value less remaining costs to sell (1)	(364)
Assets held for sale	$397
Liabilities
Accounts payable and accrued liabilities	$64
Deferred revenue	8
Short-term operating lease liabilities	62
Operating lease liabilities	245
Other long-term liabilities	39
Liabilities held for sale	418
Liabilities held for sale, net	$(21)
(1)     Excludes amounts related to the establishment of liabilities for contractual and other payments associated with the Wireline Transaction, including the $700 million of fees payable for IP transit services discounted to present value and other payments to the Buyer anticipated in connection with the Wireline Transaction.

During the three months ended March 31, 2023, we recognized a pre-tax gain of $42 million, which is included within Gain on disposal group held for sale on our Condensed Consolidated Statements of Comprehensive Income. This gain was primarily due to a decrease in our accrual of estimated costs to sell.

The present value of the liability for fees payable for IP transit services was recognized as a component of Loss on disposal group held for sale in 2022, as we have not currently identified any path to utilize such services in our continuing operations

Index for Notes to the Condensed Consolidated Financial Statements
and have committed to execute the agreement as a closing condition for the Wireline Transaction. We will continue to evaluate potential uses on an ongoing basis over the life of the agreement. $321 million and $334 million of this liability, including accrued interest, is presented within Other current liabilities and Other long-term liabilities, respectively, on our Condensed Consolidated Balance Sheets as of March 31, 2023, in accordance with the expected timing of the related payments. $2 million and $26 million for contractual and other payments associated with the Wireline Transaction are presented within Other current liabilities and Other long-term liabilities, respectively, on our Condensed Consolidated Balance Sheets as of March 31, 2023, in accordance with the expected timing of the related payments.

We do not consider the sale of the Wireline Business to be a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore it does not qualify for reporting as a discontinued operation.

Note 12 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2023	2022
Net income	$1,940	$713

Weighted-average shares outstanding – basic	1,219,608,362	1,250,505,999
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	4,996,336	4,862,593
Weighted-average shares outstanding – diluted	1,224,604,698	1,255,368,592

Earnings per share – basic	$1.59	$0.57
Earnings per share – diluted	$1.58	$0.57

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	98,175	2,054,344
SoftBank contingent consideration (1)	48,751,557	48,751,557
(1)     Represents the weighted-average SoftBank Specified Shares that are contingently issuable from the Merger date of April 1, 2020, pursuant to a letter agreement dated February 20, 2020, between T-Mobile, SoftBank and DT.

As of March 31, 2023, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of March 31, 2023 and 2022. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

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

Our purchase commitments are approximately $4.4 billion for the 12-month period ending March 31, 2024, $5.1 billion in total for both of the 12-month periods ending March 31, 2025 and 2026, $2.9 billion in total for both of the 12-month periods ending March 31, 2027 and 2028, and $2.8 billion in total thereafter. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement for the acquisition of 100% of the outstanding equity of Ka’ena Corporation and its subsidiaries including, among others, Mint Mobile LLC, for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock. The upfront payment is estimated to be approximately $950 million, before working capital adjustments. The agreement remains subject to regulatory approval and the

Index for Notes to the Condensed Consolidated Financial Statements
estimated purchase price is excluded from our reported commitments above. See Note 2 – Business Combination for additional details.

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

Our spectrum lease and service credit commitments, including renewal periods, are approximately $316 million for the 12-month period ending March 31, 2024, $581 million in total for both of the 12-month periods ending March 31, 2025 and 2026, $635 million in total for both of the 12-month periods ending March 31, 2027 and 2028, and $4.5 billion in total thereafter.

On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion. On March 30, 2023, we and the Sellers entered into Amended and Restated License Purchase Agreements pursuant to which we and the Sellers agreed to separate the transaction into two tranches of licenses, with the closings on the acquisitions of certain licenses in Chicago, Dallas and New Orleans (together representing $492 million of the aggregate $3.5 billion cash consideration) being deferred in order to potentially expedite the regulatory approval process for the remainder of the licenses. The agreements remain subject to regulatory approval and are excluded from our reported commitments above. See Note 5 – Spectrum License Transactions for additional details.

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

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. In the first quarter of 2020, we recorded an accrual for an estimated payment amount. We maintained the accrual as of March 31, 2023, and that accrual was included in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

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

If approved by the court, we anticipate that this settlement of the class action, along with other settlements of separate consumer claims that have been previously completed or are currently pending, will resolve substantially all of the claims brought to date by our current, former and prospective customers who were impacted by the 2021 cyberattack. In connection with the proposed class action settlement and the separate settlements, we recorded a total pre-tax charge of approximately $400 million in the second quarter of 2022. During the three months ended March 31, 2023, we recognized $50 million in reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack, which is included as a reduction to Selling, general

Index for Notes to the Condensed Consolidated Financial Statements
and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The ultimate resolution of the class action depends on whether we will be able to obtain court approval of the proposed settlement, the number of plaintiffs who opt-out of the proposed settlement and whether the proposed settlement will be appealed.

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

We have also received inquiries from various government agencies, law enforcement and other governmental authorities related to the August 2021 cyberattack which could result in substantial fines or penalties. We are cooperating fully with these agencies and regulators and working with them to resolve these matters. While we hope to resolve them in the near term, we cannot predict the timing or outcome of any of these matters, or whether we may be subject to further regulatory inquiries, investigations, or enforcement actions.

In light of the inherent uncertainties involved in such matters and based on the information currently available to us, in addition to the previously recorded pre-tax charge of approximately $400 million noted above, we believe it is reasonably possible that we could incur additional losses associated with these proceedings and inquiries, and we will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Ongoing legal and other costs related to these proceedings and inquiries, as well as any potential future actions, may be substantial, and losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries could be material to our business, reputation, financial condition, cash flows and operating results.

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

On January 5, 2023, we identified that a bad actor was obtaining data through a single Application Programming Interface (“API”) without authorization. Based on our investigation, the impacted API is only able to provide a limited set of customer account data, including name, billing address, email, phone number, date of birth, T-Mobile account number and information such as the number of lines on the account and plan features. The result from our investigation indicates that the bad actor(s) obtained data from this API for approximately 37 million current postpaid and prepaid customer accounts, though many of these accounts did not include the full data set. We believe that the bad actor first retrieved data through the impacted API starting on or around November 25, 2022. We have notified individuals whose information was impacted consistent with state and federal requirements.

In connection with the January 2023 cyberattack, we became subject to consumer class actions and regulatory inquires, to which we will respond in due course and may incur significant expenses. However, we cannot predict the timing or outcome of any of these potential matters, or whether we may be subject to additional legal proceedings, claims, regulatory inquiries, investigations, or enforcement actions. In addition, we are unable to predict the full impact of this incident on customer behavior in the future, including whether a change in our customers’ behavior could negatively impact our results of operations on an ongoing basis, although we presently do not expect that it will have a material effect on our operations.

Note 14 – Restructuring Costs

Upon close of the Merger in April 2020, we began implementing restructuring initiatives to realize cost efficiencies and reduce redundancies. The major activities associated with the Merger restructuring initiatives to date include contract termination costs associated with the rationalization of retail stores, distribution channels, duplicative network and backhaul services and other agreements, severance costs associated with the integration of redundant processes and functions and the decommissioning of certain small cell sites and distributed antenna systems to achieve Merger synergies in network costs.

Index for Notes to the Condensed Consolidated Financial Statements

The following table summarizes the expenses incurred in connection with our Merger restructuring initiatives:

(in millions)	Three Months Ended March 31, 2023	Incurred to Date
Contract termination costs	$—	$423
Severance costs	3	574
Network decommissioning	87	1,564
Total restructuring plan expenses	$90	$2,561

The expenses associated with our Merger restructuring initiatives are included in Costs of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

Our Merger restructuring initiatives also include the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with accelerating amortization of the right-of-use assets on lease contracts were $139 million and $464 million for the three months ended March 31, 2023 and 2022, respectively, and are included in Costs of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our Merger restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2022	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	March 31, 2023
Contract termination costs	$190	$—	$(8)	$—	$182
Severance costs	—	3	(5)	3	1
Network decommissioning	280	87	(88)	(10)	269
Total	$470	$90	$(101)	$(7)	$452
(1)    Non-cash items primarily consist of the write-off of assets within Network decommissioning.

The liabilities accrued in connection with our Merger restructuring initiatives are presented in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

We expect to incur substantially all remaining costs associated with our Merger restructuring activities by the end of this year, with the related cash outflows extending beyond 2023.

Note 15 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities, excluding amounts classified as held for sale, are summarized as follows:

(in millions)	March 31, 2023	December 31, 2022
Accounts payable	$6,429	$7,213
Payroll and related benefits	859	1,236
Property and other taxes, including payroll	1,630	1,657
Accrued interest	797	731
Commissions and contract termination costs	469	523
Toll and interconnect	195	227
Other	712	688
Accounts payable and accrued liabilities	$11,091	$12,275

Book overdrafts included in accounts payable were $556 million and $720 million as of March 31, 2023, and December 31, 2022, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
Supplemental Condensed Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended March 31,
(in millions)	2023	2022
Interest payments, net of amounts capitalized	$840	$778
Operating lease payments	1,314	1,048
Income tax payments	27	—
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	$1,119	$1,018
Change in accounts payable and accrued liabilities for purchases of property and equipment	(329)	(183)
Increase in Tower obligations from contract modification	—	1,158
Operating lease right-of-use assets obtained in exchange for lease obligations	439	5,975
Financing lease right-of-use assets obtained in exchange for lease obligations	239	298

Cash and cash equivalents, including restricted cash and cash held for sale

Cash and cash equivalents, including restricted cash and cash held for sale, presented on our Condensed Consolidated Statements of Cash Flows were included on our Condensed Consolidated Balance Sheets as follows:

(in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$4,540	$4,507
Cash and cash equivalents held for sale (included in Other current assets)	30	27
Restricted cash (included in Other current assets)	85	73
Restricted cash (included in Other assets)	69	67
Cash and cash equivalents, including restricted cash and cash held for sale	$4,724	$4,674

Note 16 – Subsequent Events

Subsequent to March 31, 2023, from April 1, 2023, through April 21, 2023, we repurchased 5,114,527 shares of our common stock at an average price per share of $147.96 for a total purchase price of $757 million. See Note 10 – Repurchases of Common Stock for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and Part II, Item 1A of this Form 10-Q, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:
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
•the impacts of the actions we have taken and conditions we have agreed to in connection with the regulatory proceedings and approvals of the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”), including the acquisition by DISH Network Corporation (“DISH”) of the prepaid wireless business operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Personal Communications Company LLC (“Shentel”) and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets, and the assumption of certain related liabilities (collectively, the “Prepaid Transaction”), the complaint and proposed final judgment agreed to by us, Deutsche Telekom AG (“DT”), Sprint, SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, the proposed commitments filed with the Secretary of the Federal Communications Commission (“FCC”), which we announced on May 20, 2019, certain national security commitments and undertakings, and any other commitments or undertakings entered into, including, but not limited to, those we have made to certain states and nongovernmental organizations (collectively, the “Government Commitments”), and the challenges in satisfying the Government Commitments in the required time frames and the significant cumulative costs incurred in tracking and monitoring compliance over multiple years;
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
•future sales of our common stock by DT and SoftBank and our inability to attract additional equity financing outside the United States due to foreign ownership limitations by the FCC; and
•our 2022 Stock Repurchase Program (as defined in Note 10 – Repurchases of Common Stock of the Notes to the Condensed Consolidated Financial Statements) may not be fully consummated, and our share repurchase program may not enhance long-term stockholder value.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023, included in Part I, Item 1 of this Form 10-Q, and audited consolidated financial statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

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

Restructuring costs are disclosed below under “Restructuring” and in Note 14 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements. Merger-related costs have been excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Net cash payments for Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.

Merger-related costs are presented below:

(in millions)	Three Months Ended March 31,		Change
	2023	2022	$	%
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$208	$607	$(399)	(66)%
Cost of equipment sales, exclusive of depreciation and amortization	(9)	751	(760)	(101)%
Selling, general and administrative	159	55	104	189%
Total Merger-related costs	$358	$1,413	$(1,055)	(75)%

Net cash payments for Merger-related costs	$484	$893	$(409)	(46)%

We expect to incur substantially all of the remaining projected Merger-related costs of approximately $600 million, excluding capital expenditures, by the end of 2023, with the cash expenditure for the Merger-related costs extending beyond 2023.

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

Restructuring

Upon the close of the Merger in April 2020, we began implementing restructuring initiatives to realize cost efficiencies from the Merger. The major activities associated with the restructuring initiatives to date include:

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

Anticipated Merger Synergies

As a result of our ongoing restructuring and integration activities, we expect to realize Merger synergies by eliminating redundancies within our combined network as well as other business processes and operations (see “Restructuring” above). For full-year 2023, we expect Merger synergies from Selling, general and administrative expense reductions of $2.6 billion to $2.7 billion, Cost of service expense reductions of $3.1 billion to $3.2 billion and avoided network expenses of approximately $1.6 billion.

Wireline

On September 6, 2022, we entered into the Wireline Sale Agreement to sell the Wireline Business for a total purchase price of $1. In addition, at the consummation of the Wireline Transaction, we will enter into an agreement for IP transit services for $700 million. Subject to the satisfaction or waiver of certain conditions and the other terms and conditions of the Wireline Sale Agreement, the Wireline Transaction is expected to close in the beginning of May 2023. As a result of the Wireline Sale Agreement and related anticipated Wireline Transaction, we concluded that the Wireline Business met the held for sale criteria upon entering into the Wireline Sale Agreement. As such, the assets and liabilities of the Wireline Business disposal group are classified as held for sale and presented within Other current assets and Other current liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022. The fair value of the Wireline Business disposal group, less costs to sell, will be reassessed during each subsequent reporting period it remains classified as held for sale, and any remeasurement to the lower of carrying amount or fair value less costs to sell will be reported as an adjustment to the gain or loss on disposal group held for sale.

For more information regarding the Wireline Sale Agreement, see Note 11 – Wireline of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Ka’ena Corporation

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement for the acquisition of 100% of the outstanding equity of Ka’ena Corporation and its subsidiaries including, among others, Mint Mobile LLC, for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock. The purchase price is variable dependent upon specified performance indicators of Ka’ena Corporation during certain periods before and after closing and consists of an upfront payment at closing of the transaction, subject to certain agreed-upon adjustments, and a variable earnout payable 24 months after closing of the transaction. The upfront payment is estimated to be approximately $950 million, before working capital adjustments. The acquisition is subject to certain customary closing conditions, including certain regulatory approvals, and is expected to close by the end of 2023.

Ka’ena Corporation is currently one of our wholesale partners, offering wireless telecommunications services to customers leveraging our network. Upon closing of the transactions, we expect to recognize customers of Ka’ena Corporation as prepaid customers and expect to see an increase in Prepaid revenues, partially offset by a decrease in Wholesale revenues.

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

During the three months ended March 31, 2023, we recognized $50 million in reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack. We are pursuing additional reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack.

In January 2023, we disclosed that a bad actor was obtaining data through a single Application Programming Interface (“API”) without authorization. Based on our investigation, the impacted API is only able to provide a limited set of customer account data, including name, billing address, email, phone number, date of birth, T-Mobile account number and information such as the number of lines on the account and plan features. The result from our investigation indicates that the bad actor(s) obtained data from this API for approximately 37 million current postpaid and prepaid customer accounts, though many of these accounts did not include the full data set. We believe that the bad actor first retrieved data through the impacted API starting on or around November 25, 2022. We have notified individuals whose information was impacted consistent with state and federal requirements.

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

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended March 31,		Change
(in millions)	2023	2022	$	%
Revenues
Postpaid revenues	$11,862	$11,201	$661	6%
Prepaid revenues	2,417	2,455	(38)	(2)%
Wholesale and other service revenues	1,267	1,472	(205)	(14)%
Total service revenues	15,546	15,128	418	3%
Equipment revenues	3,719	4,694	(975)	(21)%
Other revenues	367	298	69	23%
Total revenues	19,632	20,120	(488)	(2)%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,061	3,727	(666)	(18)%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,588	5,946	(1,358)	(23)%
Selling, general and administrative	5,425	5,056	369	7%
Gain on disposal group held for sale	(42)	—	(42)	NM
Depreciation and amortization	3,203	3,585	(382)	(11)%
Total operating expenses	16,235	18,314	(2,079)	(11)%
Operating income	3,397	1,806	1,591	88%
Other expense, net
Interest expense, net	(835)	(864)	29	(3)%
Other income (expense), net	9	(11)	20	(182)%
Total other expense, net	(826)	(875)	49	(6)%
Income before income taxes	2,571	931	1,640	176%
Income tax expense	(631)	(218)	(413)	189%
Net income	$1,940	$713	$1,227	172%

Statement of Cash Flows Data
Net cash provided by operating activities	$4,051	$3,845	$206	5%
Net cash used in investing activities	(1,728)	(5,092)	3,364	(66)%
Net cash used in financing activities	(2,273)	(2,136)	(137)	6%
Non-GAAP Financial Measures
Adjusted EBITDA	$7,199	$6,950	$249	4%
Core Adjusted EBITDA	7,052	6,463	589	9%
Adjusted Free Cash Flow	2,401	1,649	752	46%
NM - Not Meaningful

The following discussion and analysis is for the three months ended March 31, 2023, compared to the same period in 2022 unless otherwise stated.

Total revenues decreased $488 million, or 2%. The components of these changes are discussed below.

Postpaid revenues increased $661 million, or 6%, primarily from:

•Higher average postpaid accounts; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues decreased $38 million, or 2%, primarily from:

•Lower prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A; partially offset by
•Higher average prepaid customers.

Wholesale and other service revenues decreased $205 million, or 14%, primarily from lower Lifeline and MVNO revenues.

Equipment revenues decreased $975 million, or 21%, primarily from:

•A decrease of $385 million in device sales revenue, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold primarily driven by higher postpaid upgrades in the prior year period related to facilitating the migration of Sprint customers to the T-Mobile network; and
•An increase in contra-revenue primarily driven by higher imputed interest rates on EIP, which is recognized in Other revenues over the device financing term; partially offset by
•Higher average revenue per device sold primarily driven by higher promotions in the prior year period, which included promotions for Sprint customers to facilitate the migration to the T-Mobile network, partially offset by a decrease in the high-end phone mix; and
•A decrease of $340 million in lease revenues and a decrease of $87 million in customer purchases of leased devices primarily due to a lower number of customer devices under lease as a result of the continued strategic shift from device financing from leasing to EIP.

Other revenues increased $69 million, or 23%, primarily from:

•Higher revenue from our device recovery program; and
•Higher interest income driven by higher imputed interest rates on EIP which is recognized over the device financing term.

Total operating expenses decreased $2.1 billion, or 11%. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, decreased $666 million, or 18%, primarily from:

•Higher realized Merger synergies; and
•A decrease of $399 million in Merger-related costs related to network decommissioning and integration as the majority of our decommissioning efforts were completed in 2022; partially offset by
•Higher site costs related to the continued build-out of our nationwide 5G network.

Cost of equipment sales, exclusive of depreciation and amortization, decreased $1.4 billion, or 23%, primarily from:

•A decrease of $1.2 billion in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold primarily driven by higher postpaid upgrades in the prior year period related to facilitating the migration of Sprint customers to the T-Mobile network; and
•Lower average cost per device sold driven by a decrease in the high-end phone mix.
•Cost of equipment sales for the three months ended March 31, 2023, included $9 million of Merger-related recoveries, compared to $751 million of Merger-related costs for the three months ended March 31, 2022.

Selling, general and administrative expenses increased $369 million, or 7%, primarily from:

•Higher severance and restructuring expenses; and
•Higher Merger-related costs due to legal settlement gains recognized during the three months ended March 31, 2022, partially offset by lower integration expenses; partially offset by
•Higher realized Merger synergies.
•Selling, general and administrative expenses for the three months ended March 31, 2023, included $159 million of Merger-related costs, primarily related to integration and restructuring expenses, compared to $55 million of Merger-related costs for the three months ended March 31, 2022, which were partially offset by legal settlement gains.

Gain on disposal group held for sale was $42 million for the three months ended March 31, 2023. See Note 11 - Wireline of the Notes to the Condensed Consolidated Financial Statements for additional information. There was no gain or loss on disposal group held for sale for the three months ended March 31, 2022.

Depreciation and amortization decreased $382 million, or 11%, primarily from:

•Lower depreciation expense on leased devices, resulting from a lower number of total customer devices under lease; and
•Certain 4G-related network assets becoming fully depreciated, including assets impacted by the decommissioning of the legacy Sprint CDMA and LTE networks in 2022; partially offset by
•Higher depreciation expense, excluding leased devices, from the continued build-out of our nationwide 5G network.

Operating income, the components of which are discussed above, increased $1.6 billion, or 88%.

Interest expense, net was relatively flat.

Other income (expense), net was relatively flat.

Income before income taxes, the components of which are discussed above, was $2.6 billion and $931 million for the three months ended March 31, 2023 and 2022, respectively.

Income tax expense increased $413 million, or 189%, primarily from higher income before income taxes.

Our effective tax rate was 24.5% and 23.3% for the three months ended March 31, 2023 and 2022, respectively.

Net income, the components of which are discussed above, was $1.9 billion and $713 million for the three months ended March 31, 2023 and 2022, respectively.

Net income included Merger-related costs, net of tax, of $268 million for the three months ended March 31, 2023, compared to $1.1 billion for the three months ended March 31, 2022.

Guarantor Financial Information

Pursuant to the applicable indentures and supplemental indentures, the Senior Notes to affiliates and third parties issued by T-Mobile USA, Inc., Sprint and Sprint Capital Corporation (collectively, the “Issuers”) are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of Parent’s 100% owned subsidiaries (“Guarantor Subsidiaries”).

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	March 31, 2023	December 31, 2022
Current assets	$17,391	$17,661
Noncurrent assets	180,742	181,673
Current liabilities	22,153	23,146
Noncurrent liabilities	123,513	120,385
Due to non-guarantors	9,762	9,325
Due to related parties	1,534	1,571

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Total revenues	$18,958	$77,054
Operating income	2,452	2,985
Net income (loss)	1,027	(572)
Revenue from non-guarantors	578	2,427
Operating expenses to non-guarantors	668	2,659
Other expense to non-guarantors	(159)	(327)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	March 31, 2023	December 31, 2022
Current assets	$11,793	$9,319
Noncurrent assets	11,290	11,271
Current liabilities	14,709	15,854
Noncurrent liabilities	95,416	65,118
Due to non-guarantors	30,988	3,930
Due to related parties	1,534	1,571

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Total revenues	$1	$7
Operating loss	(729)	(3,479)
Net (loss) income (1)	(1,167)	2,471
Other (expense) income, net, (to) from non-guarantors	(396)	525
(1)     Net income for the year ended December 31, 2022, includes tax benefits recognized associated with internal restructuring.

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	March 31, 2023	December 31, 2022
Current assets	$11,793	$9,320
Noncurrent assets	11,290	16,337
Current liabilities	14,781	15,926
Noncurrent liabilities	91,696	66,516
Due to non-guarantors	21,976	—
Due from non-guarantors	—	5,066
Due to related parties	1,534	1,571

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Total revenues	$1	$7
Operating loss	(729)	(3,479)
Net (loss) income (1)	(1,116)	2,604
Other (expense) income, net, (to) from non-guarantors	(268)	941
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

The following table sets forth the number of ending postpaid accounts:

	As of March 31,		Change
(in thousands)	2023	2022	#	%
Postpaid accounts (1)	28,813	27,507	1,306	5%
(1)     Customers impacted by the decommissioning of the legacy Sprint CDMA and LTE and T-Mobile UMTS networks have been excluded from our postpaid account base resulting in the removal of 57,000 postpaid accounts in the first quarter of 2022.

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	#	%
Postpaid net account additions	287	348	(61)	(18)%

Postpaid net account additions decreased 61,000, or 18%, primarily from:

•Continued normalization of industry growth toward pre-pandemic levels; partially offset by
•Capturing above our market share of new customer relationships driven by our differentiated growth strategy in new and under-penetrated markets, including continued growth in High Speed Internet.

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

The following table sets forth the number of ending customers:

	As of March 31,		Change
(in thousands)	2023	2022	#	%
Customers, end of period
Postpaid phone customers (1)	73,372	70,656	2,716	4%
Postpaid other customers (1)	20,153	17,767	2,386	13%
Total postpaid customers	93,525	88,423	5,102	6%
Prepaid customers	21,392	21,118	274	1%
Total customers	114,917	109,541	5,376	5%
Adjustments to customers (1)	—	(558)	558	(100)%
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

High Speed Internet customers included in Postpaid other customers were 2,855,000 and 975,000 as of March 31, 2023 and 2022, respectively. High Speed Internet customers included in Prepaid customers were 314,000 and 9,000 as of March 31, 2023 and 2022, respectively.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	#	%
Net customer additions
Postpaid phone customers	538	589	(51)	(9)%
Postpaid other customers	755	729	26	4%
Total postpaid customers	1,293	1,318	(25)	(2)%
Prepaid customers	26	62	(36)	(58)%
Total customers	1,319	1,380	(61)	(4)%
Adjustments to customers	—	(558)	558	(100)%

Total net customer additions decreased 61,000, or 4%, primarily from:

•Lower postpaid phone net customer additions, primarily due to lower gross additions driven by continued normalization of industry growth toward pre-pandemic levels and fewer migrations from prepaid, partially offset by lower churn; and
•Lower prepaid net customer additions, primarily due to continued normalization of industry growth toward pre-pandemic levels, partially offset by growth in High Speed Internet and fewer migrations to postpaid; partially offset by
•Higher postpaid other net customer additions, primarily due to growth in High Speed Internet, partially offset by lower net additions from mobile internet devices.
•High Speed Internet net customer additions included in postpaid other net customer additions were 445,000 and 329,000 for the three months ended March 31, 2023 and 2022, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 78,000 and 9,000 for the three months ended March 31, 2023 and 2022, respectively.

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

The following table sets forth the churn:

	Three Months Ended March 31,		Change
	2023	2022
Postpaid phone churn	0.89%	0.93%	(4) bps
Prepaid churn	2.76%	2.67%	9 bps

Postpaid phone churn decreased 4 basis points, primarily from reduced Sprint churn as we progress through the integration process.

Prepaid churn increased 9 basis points, primarily due to more normalized payment performance relative to muted pandemic levels.

Postpaid Average Revenue Per Account

Postpaid Average Revenue per Account (“ARPA”) represents the average monthly postpaid service revenue earned per account. Postpaid ARPA is calculated as Postpaid revenues for the specified period divided by the average number of postpaid accounts during the period, further divided by the number of months in the period. We believe postpaid ARPA provides management, investors and analysts with useful information to assess and evaluate our postpaid service revenue realization and assist in forecasting our future postpaid service revenues on a per account basis. We consider postpaid ARPA to be indicative of our revenue growth potential given the increase in the average number of postpaid phone customers per account and increases in postpaid other customers, including High Speed Internet, tablets, wearables, DIGITS or other connected devices.

The following table sets forth our operating measure ARPA:

(in dollars)	Three Months Ended March 31,		Change
	2023	2022	$	%
Postpaid ARPA	$138.04	$136.53	$1.51	1%

Postpaid ARPA increased $1.51, or 1%, primarily from:

•Higher premium services, primarily high-end rate plans;
•An increase in customers per account, including continued adoption of High Speed Internet from existing accounts; and
•Higher non-recurring charges relative to muted pandemic levels; partially offset by
•An increase in High Speed Internet only accounts;
•Increased promotional activity, including autopay adoption; and
•Growth in rate plans for specific customer cohorts, such as Business, Military and First Responder.

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

The following table sets forth our operating measure ARPU:

(in dollars)	Three Months Ended March 31,		Change
	2023	2022	$	%
Postpaid phone ARPU	$48.63	$48.41	$0.22	—%
Prepaid ARPU	37.98	39.19	(1.21)	(3)%

Postpaid Phone ARPU

Postpaid phone ARPU was relatively flat, primarily due to:

•Higher premium services, primarily high-end rate plans; and
•Higher non-recurring charges relative to muted pandemic levels; mostly offset by
•Increased promotional activity; and
•Growth in rate plans for specific customer cohorts, such as Business, Military and First Responder.

Prepaid ARPU

Prepaid ARPU decreased $1.21, or 3%, primarily due to:

•Dilution from promotional rate plan mix; partially offset by
•Higher non-recurring charges.

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

Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin are non-GAAP financial measures utilized by our management to monitor the financial performance of our operations. We historically used Adjusted EBITDA and we currently use Core Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance. We use Adjusted EBITDA and Core Adjusted EBITDA as benchmarks to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA and Core Adjusted EBITDA as supplemental measures to evaluate overall operating performance and to facilitate comparisons with other wireless communications services companies because they are indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, stock-based compensation, Merger-related costs, including network decommissioning costs, impairment expense, gain on disposal groups held for sale and certain legal-related recoveries and expenses, as well as other special income and expenses which are not reflective of our core business activities. Management believes analysts and investors use Core Adjusted EBITDA because it normalizes for the transition in the Company’s device financing strategy, by excluding the impact of device lease revenues from Adjusted EBITDA, to align with the exclusion of the related depreciation expense on leased devices from Adjusted EBITDA. Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as substitutes for income from operations, net income or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended March 31,		Change
(in millions)	2023	2022	$	%
Net income	$1,940	$713	$1,227	172%
Adjustments:
Interest expense, net	835	864	(29)	(3)%
Other (income) expense, net	(9)	11	(20)	(182)%
Income tax expense	631	218	413	189%
Operating income	3,397	1,806	1,591	88%
Depreciation and amortization	3,203	3,585	(382)	(11)%
Stock-based compensation (1)	173	136	37	27%
Merger-related costs	358	1,413	(1,055)	(75)%
Legal-related recoveries, net (2)	(43)	—	(43)	NM
Gain on disposal group held for sale	(42)	—	(42)	NM
Other, net (3)	153	10	143	NM
Adjusted EBITDA	7,199	6,950	249	4%
Lease revenues	(147)	(487)	340	(70)%
Core Adjusted EBITDA	$7,052	$6,463	$589	9%
Net income margin (Net income divided by Service revenues)	12%	5%		700 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	46%	46%		— bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	45%	43%		200 bps
(1)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense on the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.
(2)Legal-related recoveries, net, consists of the settlement of certain litigation associated with the August 2021 cyberattack and is presented net of insurance recoveries.
(3)Other, net, primarily consists of certain severance, restructuring and other expenses and income not directly attributable to the Merger which are not reflective of T-Mobile’s core business activities (“special items”), and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA.
NM - Not meaningful

Core Adjusted EBITDA increased $589 million, or 9%, for the three months ended March 31, 2023. The components comprising Core Adjusted EBITDA are discussed further above.

The increase was primarily due to:

•Lower Cost of equipment sales, excluding Merger-related costs;
•Higher Total service revenues; and
•Lower Cost of services, excluding Merger-related costs; partially offset by
•Lower Equipment revenues, excluding lease revenues; and
•Higher Selling, general and administrative expenses, excluding Merger-related costs and other special items.

Adjusted EBITDA increased $249 million, or 4%, for the three months ended March 31, 2023, primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, partially offset by lower lease revenues, which decreased $340 million for the three months ended March 31, 2023.

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

Cash Flows

The following is a condensed schedule of our cash flows:

	Three Months Ended March 31,		Change
(in millions)	2023	2022	$	%
Net cash provided by operating activities	$4,051	$3,845	$206	5%
Net cash used in investing activities	(1,728)	(5,092)	3,364	(66)%
Net cash used in financing activities	(2,273)	(2,136)	(137)	6%

Operating Activities

Net cash provided by operating activities increased $206 million, or 5%, primarily from:

•A $1.3 billion increase in Net income, adjusted for non-cash income and expense; partially offset by
•A $1.1 billion increase in net cash outflows from changes in working capital, primarily due to higher use of cash from Accounts payable and accrued liabilities, Operating lease right-of-use assets, Accounts receivable and Short- and long-term operating lease liabilities, partially offset by lower use of cash from Equipment installment plan receivables and Inventory.
•Net cash provided by operating activities includes the impact of $484 million and $893 million in net payments for Merger-related costs for the three months ended March 31, 2023 and 2022, respectively.

Investing Activities

Net cash used in investing activities decreased $3.4 billion, or 66%. The use of cash was primarily from:

•$3.0 billion in Purchases of property and equipment, including capitalized interest, from the accelerated build-out of our nationwide 5G network; partially offset by
•$1.3 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash used in financing activities was $2.3 billion for the three months ended March 31, 2023. The use of cash was primarily from:

•$4.6 billion in Repurchases of common stock;
•$306 million in Repayments of financing lease obligations;
•$187 million in Tax withholdings on share-based awards; and
•$131 million in Repayments of long-term debt; partially offset by
•$3.0 billion in Proceeds from issuance of long-term debt.

Cash and Cash Equivalents

As of March 31, 2023, and December 31, 2022, our Cash and cash equivalents were $4.5 billion.

Adjusted Free Cash Flow

Adjusted Free Cash Flow represents Net cash provided by operating activities less cash payments for Purchases of property and equipment, including Proceeds from sales of tower sites and Proceeds related to beneficial interests in securitization transactions and less Cash payments for debt prepayment or debt extinguishment costs. Adjusted Free Cash Flow is a non-GAAP financial measure utilized by management, investors and analysts of our financial information to evaluate cash available to pay debt, repurchase shares and provide further investment in the business. Starting in the first quarter of 2023, we renamed Free Cash Flow to Adjusted Free Cash Flow. This change in name did not result in any change to the definition or calculation of this non-GAAP financial measure. Adjusted Free Cash Flow margin is calculated as Adjusted Free Cash Flow divided by Service Revenues. Adjusted Free Cash Flow Margin is utilized by management, investors, and analysts to evaluate the company’s ability to convert service revenue efficiently into cash available to pay debt, repurchase shares and provide further investment in the business.

The table below provides a reconciliation of Adjusted Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Three Months Ended March 31,		Change
(in millions)	2023	2022	$	%
Net cash provided by operating activities	$4,051	$3,845	$206	5%
Cash purchases of property and equipment, including capitalized interest	(3,001)	(3,381)	380	(11)%
Proceeds from sales of tower sites	6	—	6	NM
Proceeds related to beneficial interests in securitization transactions	1,345	1,185	160	14%
Adjusted Free Cash Flow	$2,401	$1,649	$752	46%
Net cash provided by operating activities margin (Net cash provided by operating activities divided by Service revenues)	26%	25%		100 bps
Adjusted Free Cash Flow margin (Adjusted Free Cash Flow divided by Service revenues)	15%	11%		400 bps
NM - Not Meaningful

Adjusted Free Cash Flow increased $752 million, or 46%. The increase was primarily impacted by the following:

•Lower Cash purchases of property and equipment, including capitalized interest, driven by increased capital efficiencies from accelerated investments in our nationwide 5G network in 2022;
•Higher Net cash provided by operating activities, as described above; and
•Higher Proceeds related to beneficial interests in securitization transactions, which were offset in Net cash provided by operating activities.
•Adjusted Free Cash Flow includes the impact of $484 million and $893 million in net payments for Merger-related costs for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023 and 2022, there were no significant net cash proceeds from securitization.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $7.5 billion. As of March 31, 2023, there was no outstanding balance under the Revolving Credit Facility.

Debt Financing

As of March 31, 2023, our total debt and financing lease liabilities were $77.2 billion, excluding our tower obligations, of which $69.5 billion was classified as long-term debt and $1.3 billion was classified as long-term financing lease liabilities.

During the three months ended March 31, 2023, we issued long-term debt for net proceeds of $3.0 billion and repaid short-term debt with an aggregate principal amount of $131 million.

For more information regarding our debt financing transactions, see Note 7 - Debt of the Notes to the Condensed Consolidated Financial Statements.

License Purchase Agreements

On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion. On March 30, 2023, we and the Sellers entered into Amended and Restated License Purchase Agreements pursuant to which we and the Sellers agreed to bifurcate the transaction into two tranches of licenses, with the closings on the acquisitions of certain licenses in Chicago, Dallas and New Orleans (together representing $492 million of the aggregate $3.5 billion cash consideration) being deferred in order to potentially expedite the regulatory approval process for the remainder of the licenses. We anticipate that the first closing will occur in mid- to late-2023 and that the second closing (on the deferred licenses) will occur in 2024.

The parties have agreed that each of the closings will occur within 180 days after the receipt of the applicable required regulatory approvals, and payment of each portion of the aggregate $3.5 billion purchase price will occur no later than 40 days after the date of each respective closing.

For more information regarding our License Purchase Agreements, see Note 5 – Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements.
Acquisition of Ka’ena Corporation

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement for the acquisition of 100% of the outstanding equity of Ka’ena Corporation and its subsidiaries including, among others, Mint Mobile LLC for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock. The purchase price is variable dependent upon specified performance indicators of Ka’ena Corporation during certain periods before and after closing and consists of an upfront payment at closing of the transaction, subject to certain agreed-upon adjustments, and a variable earnout payable 24 months after closing of the transaction. The upfront payment is estimated to be approximately $950 million, before working capital adjustments. The acquisition is subject to certain customary closing conditions, including certain regulatory approvals, and is expected to close by the end of 2023.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of March 31, 2023, we derecognized net receivables of $2.4 billion upon sale through these arrangements.

For more information regarding these off-balance sheet arrangements, see Note 4 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

Future Sources and Uses of Liquidity

We may seek additional sources of liquidity, including through the issuance of additional debt, to continue to opportunistically acquire spectrum licenses or other long-lived assets in private party transactions, repurchase shares, or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for acquisitions of businesses, spectrum and other long-lived assets or for any potential stockholder returns, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months as well as our longer-term liquidity needs. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption of debt, tower obligations, share repurchases and the execution of our integration plan.

We determine future liquidity requirements for operations, capital expenditures and share repurchases based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum or repurchase shares. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses to comply with the Government Commitments, and we are also expected to incur substantially all of the remaining projected Merger-related costs of approximately $600 million, excluding capital expenditures, by the end of 2023, with the cash expenditure for the Merger-related costs extending beyond 2023. While we have assumed that a certain level of Merger-related expenses will be incurred, factors beyond our control, including required consultation and negotiation with certain counterparties, could affect the total amount or the timing of these expenses. There are a number of additional risks and uncertainties that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of March 31, 2023.

Financing Lease Facilities

We have entered into uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. As of March 31, 2023, we have committed to $7.8 billion of financing leases under these financing lease facilities, of which $238 million was executed during the three months ended March 31, 2023. We expect to enter into up to an additional $1.2 billion in financing lease commitments during the year ending December 31, 2023.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses, the construction, expansion and upgrading of our network infrastructure and the integration of the networks, spectrum, technology, personnel and customer base of T-Mobile and Sprint. Property and equipment capital expenditures primarily relate to the integration of our network and spectrum licenses, including acquired Sprint PCS and 2.5 GHz spectrum licenses, as we build out our nationwide 5G network. We expect a reduction in capital expenditures related to these efforts in 2023 compared to 2022. Future capital expenditure requirements will include the deployment of our recently acquired C-band and 3.45 GHz spectrum licenses.

For more information regarding our spectrum licenses, see Note 5 – Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements.

Stockholder Returns

We have never declared or paid any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023. During the three months ended March 31, 2023, we repurchased shares of our common stock for a total purchase price of $4.8 billion, all of which were purchased under the 2022 Stock Repurchase Program. As of March 31, 2023, we had up to $6.2 billion remaining under the 2022 Stock Repurchase Program.

Subsequent to March 31, 2023, from April 1, 2023, through April 21, 2023, we repurchased additional shares of our common stock for a total purchase price of $757 million. As of April 21, 2023, we had up to $5.5 billion remaining under the 2022 Stock Repurchase Program.

For additional information regarding the 2022 Stock Repurchase Program, see Note 10 – Repurchases of Common Stock of the Notes to the Condensed Consolidated Financial Statements.

Related Party Transactions

We have related party transactions associated with DT or its affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of April 21, 2023, DT held, directly or indirectly, approximately 50.4% of the outstanding T-Mobile common stock, with the remaining approximately 49.6% of the outstanding T-Mobile common stock held by SoftBank and other stockholders. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank and the Proxy, Lock-Up and ROFR Agreement, dated June 22, 2020, by and among DT, Claure Mobile LLC, and Marcelo Claure, DT has voting control, as of April 21, 2023, over approximately 54.2% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended March 31, 2023, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended March 31, 2023, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to four customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH and Golgohar Trade and Technology GmbH. These services have been terminated or are in the process of being terminated. For the three months ended March 31, 2023, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended March 31, 2023, were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended March 31, 2023, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended March 31, 2023, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services during the three months ended March 31, 2023, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

Critical Accounting Estimates

Preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, and which are hereby incorporated by reference herein.

Accounting Pronouncements Not Yet Adopted

For information regarding recently issued accounting standards, see Note 1 – Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls include the use of a Disclosure Committee which is comprised of representatives from our Accounting, Legal, Treasury, Technology, Risk Management, Government Affairs and Investor Relations functions and are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For more information regarding the legal proceedings in which we are involved, see Note 13 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Other than the updated risk factor below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

We have experienced criminal cyberattacks and could in the future be further harmed by disruption, data loss or other security breaches, whether directly or indirectly through third parties whose products and services we rely on in operating our business.

Our business involves the receipt, storage, and transmission of confidential information about our customers, such as sensitive personal, account and payment card information, confidential information about our employees and suppliers, and other sensitive information about our Company, such as our business plans, transactions, financial information, and intellectual property (collectively, “Confidential Information”). Additionally, to offer services to our customers and operate our business, we utilize a number of networks and systems, including those we own and operate as well as others provided by third-party providers, such as cloud services (collectively, “Systems”).

We are subject to persistent cyberattacks and threats to our business from a variety of bad actors, many of whom attempt to gain unauthorized access to and compromise Confidential Information and Systems. In some cases, the bad actors exploit bugs, errors, misconfigurations or other vulnerabilities in our Systems to obtain Confidential Information. In other cases, these bad actors may obtain unauthorized access to Confidential Information utilizing credentials taken from our customers, employees, or third-party providers through credential harvesting, social engineering or other means. Other bad actors aim to cause serious operational disruptions to our business through ransomware or distributed denial of services attacks.

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

In addition, we routinely rely upon third-party providers whose products and services are used in our business. These third-party providers have experienced in the past, and will continue to experience in the future, cyberattacks that involve attempts to obtain unauthorized access to our Confidential Information and/or to create operational disruptions that could adversely affect our business, and these providers also face other security challenges common to all parties that collect and process information.

In August 2021, we disclosed that our systems were subject to a criminal cyberattack that compromised certain data of millions of our current customers, former customers, and prospective customers, including, in some instances, social security numbers, names, addresses, dates of birth and driver’s license/identification numbers. With the assistance of outside cybersecurity experts, we located and closed the unauthorized access to our systems and identified current, former, and prospective customers whose information was impacted and notified them, consistent with state and federal requirements. We have incurred certain cyberattack-related expenses, including costs to remediate the attack, provide additional customer support and enhance customer protection, and expect to incur additional expense in future periods resulting from the attack. For more information, see “Recent Cyberattacks” in the Overview section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result of the August 2021 cyberattack, we are subject to numerous claims, lawsuits and regulatory inquiries, the ongoing costs of which may be material, and we may be subject to further regulatory inquiries and private litigation. For more information, see “– Contingencies and Litigation – Litigation and Regulatory Matters” in Note 13 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

In January 2023, we disclosed that a bad actor was obtaining data through a single Application Programming Interface (“API”) without authorization. Based on our investigation, the impacted API is only able to provide a limited set of customer account data, including name, billing address, email, phone number, date of birth, T-Mobile account number and information such as the number of lines on the account and plan features. The result from our investigation indicates that the bad actor(s) obtained data from this API for approximately 37 million current postpaid and prepaid customer accounts, though many of these accounts did not include the full data set. We believe that the bad actor first retrieved data through the impacted API starting on or around November 25, 2022. We have notified individuals whose information was impacted consistent with state and federal requirements.

As a result of the August 2021 cyberattack and the January 2023 cyberattack, we have incurred and may continue to incur significant costs or experience other material financial impacts, which may not be covered by, or may exceed the coverage limits of, our cyber liability insurance, and such costs and impacts may have a material adverse effect on our business, reputation, financial condition, cash flows and operating results.

In addition to the recent cyberattacks, we have experienced other unrelated immaterial incidents involving unauthorized access to certain Confidential Information. Typically, these incidents have involved attempts to commit fraud by taking control of a customer’s phone line, often by using compromised credentials. In other cases, the incidents have involved unauthorized access to certain of our customers’ private information, including credit card information, financial data, social security numbers or passwords, and to certain of our intellectual property. Some of these incidents have occurred at third-party providers, including third parties who provide us with various Systems and others who sell our products and services through retail locations or take care of our customers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended March 31, 2023:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1, 2023 - January 31, 2023	11,271,957	$146.18	11,271,957	$9,352
February 1, 2023 - February 28, 2023	8,693,161	145.11	8,693,161	8,091
March 1, 2023 - March 31, 2023	12,998,822	142.81	12,998,822	6,234
Total	32,963,940		32,963,940
(1)    On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023. The amounts presented represent the remaining shares authorized for purchase under the 2022 Stock Repurchase Program as of the end of the period.

See Note 10 - Repurchases of Common Stock of the Notes to the Condensed Consolidated Financial Statements for more information about our 2022 Stock Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.1	Fourth Supplemental Indenture, dated as of February 9, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.950% Senior Note due 2028.	8-K	2/09/2023	4.3
4.2	Fifth Supplemental Indenture, dated as of February 9, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.050% Senior Note due 2033.	8-K	2/09/2023	4.4
4.3	Sixth Supplemental Indenture, dated as of February 9, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	2/09/2023	4.5
4.4	Sixth Supplemental Indenture, dated as of March 17, 2023, by and among Sprint Capital Corporation, Sprint Communications LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	3/20/2023	4.1
4.5	Ninth Supplemental Indenture, dated as of March 17, 2023, by and between Sprint LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	3/20/2023	4.2
10.1*	Letter Agreement, dated as of February 13, 2023, by and between T-Mobile USA, Inc. and Neville R. Ray.				X
10.2*	Amended and Restated Employment Agreement, dated as of March 9, 2023, by and between the Company and G. Michael Sievert.				X
10.3**	Amended and Restated License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC.				X
10.4**	Amended and Restated License Purchase Agreement, dated as of March 30, 2003, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC.				X
10.5**	License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC.				X
10.6**	License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC.				X
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (the cover page XBRL tags)

*	Indicates a management contract or compensatory plan or arrangement.
**	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
***	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

April 27, 2023	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)