Form 10-Q
period 2023-06-30
T-Mobile US, Inc.
filed 2023-07-27
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 21, 2023
Common Stock, par value $0.00001 per share	1,176,457,229

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended June 30, 2023

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$6,647	$4,507
Accounts receivable, net of allowance for credit losses of $151 and $167	4,592	4,445
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $623 and $667	4,779	5,123
Inventory	1,373	1,884
Prepaid expenses	814	673
Other current assets	2,032	2,435
Total current assets	20,237	19,067
Property and equipment, net	41,804	42,086
Operating lease right-of-use assets	27,891	28,715
Financing lease right-of-use assets	3,365	3,257
Goodwill	12,234	12,234
Spectrum licenses	95,889	95,798
Other intangible assets, net	3,032	3,508
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $131 and $144	1,966	2,546
Other assets	4,184	4,127
Total assets	$210,602	$211,338
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$9,872	$12,275
Short-term debt	7,731	5,164
Deferred revenue	810	780
Short-term operating lease liabilities	3,289	3,512
Short-term financing lease liabilities	1,220	1,161
Other current liabilities	1,647	1,850
Total current liabilities	24,569	24,742
Long-term debt	68,646	65,301
Long-term debt to affiliates	1,495	1,495
Tower obligations	3,860	3,934
Deferred tax liabilities	12,226	10,884
Operating lease liabilities	29,053	29,855
Financing lease liabilities	1,254	1,370
Other long-term liabilities	3,749	4,101
Total long-term liabilities	120,283	116,940
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,261,489,287 and 1,256,876,527 shares issued, 1,180,398,748 and 1,233,960,078 shares outstanding	—	—
Additional paid-in capital	74,161	73,941
Treasury stock, at cost, 81,090,539 and 22,916,449 shares	(11,392)	(3,016)
Accumulated other comprehensive loss	(957)	(1,046)
Retained earnings (accumulated deficit)	3,938	(223)
Total stockholders' equity	65,750	69,656
Total liabilities and stockholders' equity	$210,602	$211,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2023	2022	2023	2022
Revenues
Postpaid revenues	$12,070	$11,445	$23,932	$22,646
Prepaid revenues	2,444	2,469	4,861	4,924
Wholesale and other service revenues	1,224	1,402	2,491	2,874
Total service revenues	15,738	15,316	31,284	30,444
Equipment revenues	3,169	4,130	6,888	8,824
Other revenues	289	255	656	553
Total revenues	19,196	19,701	38,828	39,821
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,916	4,060	5,977	7,787
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,088	5,108	8,676	11,054
Selling, general and administrative	5,272	5,856	10,697	10,912
Impairment expense	—	477	—	477
Loss (gain) on disposal group held for sale	17	—	(25)	—
Depreciation and amortization	3,110	3,491	6,313	7,076
Total operating expenses	15,403	18,992	31,638	37,306
Operating income	3,793	709	7,190	2,515
Other expense, net
Interest expense, net	(861)	(851)	(1,696)	(1,715)
Other income (expense), net	6	(21)	15	(32)
Total other expense, net	(855)	(872)	(1,681)	(1,747)
Income (loss) before income taxes	2,938	(163)	5,509	768
Income tax (expense) benefit	(717)	55	(1,348)	(163)
Net income (loss)	$2,221	$(108)	$4,161	$605

Net income (loss)	$2,221	$(108)	$4,161	$605
Other comprehensive income, net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $13, $13, $27 and $26	40	37	80	74
Unrealized gain (loss) on foreign currency translation adjustment, net of tax effect of $0, $(1), $0 and $(1)	7	(3)	9	(4)
Other comprehensive income	47	34	89	70
Total comprehensive income (loss)	$2,268	$(74)	$4,250	$675
Earnings (loss) per share
Basic	$1.86	$(0.09)	$3.45	$0.48
Diluted	$1.86	$(0.09)	$3.44	$0.48
Weighted-average shares outstanding
Basic	1,193,078,891	1,253,932,986	1,206,270,341	1,252,228,959
Diluted	1,195,533,499	1,253,932,986	1,210,220,958	1,256,873,827
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Operating activities
Net income (loss)	$2,221	$(108)	$4,161	$605
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,110	3,491	6,313	7,076
Stock-based compensation expense	167	154	344	295
Deferred income tax expense (benefit)	703	(76)	1,314	109
Bad debt expense	213	311	435	521
Losses from sales of receivables	51	62	89	108
Impairment expense	—	477	—	477
Loss on remeasurement of disposal group held for sale	22	—	9	—
Changes in operating assets and liabilities
Accounts receivable	(1,514)	(1,573)	(2,782)	(2,557)
Equipment installment plan receivables	246	(189)	398	(724)
Inventory	362	484	491	391
Operating lease right-of-use assets	929	1,693	1,937	3,162
Other current and long-term assets	354	(112)	212	(116)
Accounts payable and accrued liabilities	(864)	36	(1,746)	(23)
Short- and long-term operating lease liabilities	(1,183)	(747)	(2,192)	(1,518)
Other current and long-term liabilities	(466)	200	(649)	37
Other, net	4	106	72	211
Net cash provided by operating activities	4,355	4,209	8,406	8,054
Investing activities
Purchases of property and equipment, including capitalized interest of $(14), $(13), $(28) and $(28)	(2,789)	(3,572)	(5,790)	(6,953)
Purchases of spectrum licenses and other intangible assets, including deposits	(33)	(116)	(106)	(2,959)
Proceeds from sales of tower sites	2	—	8	—
Proceeds related to beneficial interests in securitization transactions	1,309	1,121	2,654	2,306
Acquisition of companies, net of cash and restricted cash acquired	—	—	—	(52)
Other, net	24	8	19	7
Net cash used in investing activities	(1,487)	(2,559)	(3,215)	(7,651)
Financing activities
Proceeds from issuance of long-term debt	3,450	—	6,463	—
Repayments of financing lease obligations	(304)	(288)	(610)	(590)
Repayments of long-term debt	(223)	(1,381)	(354)	(3,013)
Repurchases of common stock	(3,591)	—	(8,210)	—
Tax withholdings on share-based awards	(70)	(43)	(257)	(215)
Other, net	(46)	(32)	(89)	(62)
Net cash used in financing activities	(784)	(1,744)	(3,057)	(3,880)
Change in cash and cash equivalents, including restricted cash and cash held for sale	2,084	(94)	2,134	(3,477)
Cash and cash equivalents, including restricted cash and cash held for sale
Beginning of period	4,724	3,320	4,674	6,703
End of period	$6,808	$3,226	$6,808	$3,226
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of March 31, 2023	1,204,696,325	55,910,664	$(7,831)	$74,043	$(1,004)	$1,717	$66,925
Net income	—	—	—	—	—	2,221	2,221
Other comprehensive income	—	—	—	—	47	—	47
Stock-based compensation	—	—	—	185	—	—	185
Issuance of vested restricted stock units	1,321,269	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(483,892)	—	—	(70)	—	—	(70)
Repurchases of common stock	(25,183,838)	25,183,838	(3,561)	—	—	—	(3,561)
Other, net	48,884	(3,963)	—	3	—	—	3
Balance as of June 30, 2023	1,180,398,748	81,090,539	$(11,392)	$74,161	$(957)	$3,938	$65,750

Balance as of December 31, 2022	1,233,960,078	22,916,449	$(3,016)	$73,941	$(1,046)	$(223)	$69,656
Net income	—	—	—	—	—	4,161	4,161
Other comprehensive income	—	—	—	—	89	—	89
Stock-based compensation	—	—	—	340	—	—	340
Stock issued for employee stock purchase plan	1,063,426	—	—	126	—	—	126
Issuance of vested restricted stock units	5,166,070	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,747,248)	—	—	(257)	—	—	(257)
Repurchases of common stock	(58,147,778)	58,147,778	(8,371)	—	—	—	(8,371)
Other, net	104,200	26,312	(5)	11	—	—	6
Balance as of June 30, 2023	1,180,398,748	81,090,539	$(11,392)	$74,161	$(957)	$3,938	$65,750
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity

(in millions, except shares)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2022	1,253,352,700	1,565,183	$(16)	$73,420	$(1,329)	$(2,099)	$69,976
Net loss	—	—	—	—	—	(108)	(108)
Other comprehensive income	—	—	—	—	34	—	34
Stock-based compensation	—	—	—	168	—	—	168
Issuance of vested restricted stock units	950,742	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(334,561)	—	—	(43)	—	—	(43)
Other, net	41,191	(634)	—	7	—	—	7
Balance as of June 30, 2022	1,254,010,072	1,564,549	$(16)	$73,552	$(1,295)	$(2,207)	$70,034

Balance as of December 31, 2021	1,249,213,681	1,537,468	$(13)	$73,292	$(1,365)	$(2,812)	$69,102
Net income	—	—	—	—	—	605	605
Other comprehensive income	—	—	—	—	70	—	70
Stock-based compensation	—	—	—	325	—	—	325
Stock issued for employee stock purchase plan	1,276,725	—	—	138	—	—	138
Issuance of vested restricted stock units	5,161,411	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,704,867)	—	—	(215)	—	—	(215)
Other, net	63,122	27,081	(3)	12	—	—	9
Balance as of June 30, 2022	1,254,010,072	1,564,549	$(16)	$73,552	$(1,295)	$(2,207)	$70,034
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

On September 6, 2022, Sprint Communications LLC, a Kansas limited liability company and wholly owned subsidiary of the Company (“Sprint Communications”), Sprint LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, and Cogent Infrastructure, Inc., a Delaware corporation (the “Buyer”) and a wholly owned subsidiary of Cogent Communications Holdings, Inc., entered into a Membership Interest Purchase Agreement (the “Wireline Sale Agreement”), pursuant to which the Buyer agreed to acquire the U.S. long-haul fiber network and operations (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Wireline Business”). Such transactions contemplated by the Wireline Sale Agreement are collectively referred to as the “Wireline Transaction.” On May 1, 2023, the Buyer and the Company completed the Wireline Transaction (the “Closing”).

The assets and liabilities of the Wireline Business disposal group were classified as held for sale and presented within Other current assets and Other current liabilities on our Condensed Consolidated Balance Sheets as of December 31, 2022. The fair value of the Wireline Business disposal group, less costs to sell, was reassessed during each reporting period it remained classified as held for sale, and any remeasurement to the lower of carrying amount or fair value less costs to sell was reported as an adjustment included within Loss (gain) on disposal group held for sale on our Condensed Consolidated Statements of Comprehensive Income (Loss). Unless otherwise specified, the amounts and information presented as of December 31, 2022, in the Notes to the Condensed Consolidated Financial Statements include assets and liabilities that were classified as held for sale.

Accounting Pronouncements Adopted During the Current Year

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The standard eliminates the accounting guidance within ASC 310-40 for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. As of January 1, 2023, we have adopted this standard, and it was applied prospectively after this date. This standard did not have a material impact on our condensed consolidated financial statements as of and for the three and six months ended June 30, 2023.

Index for Notes to the Condensed Consolidated Financial Statements
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

Our approach considers a number of factors, including our overall historical credit losses and payment experience, as well as current collection trends such as write-off frequency and severity. We also consider other qualitative factors such as current and forecasted macroeconomic conditions.

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

EIP receivables had a combined weighted-average effective interest rate of 9.3% and 8.0% as of June 30, 2023, and December 31, 2022, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	June 30, 2023	December 31, 2022
EIP receivables, gross	$7,499	$8,480
Unamortized imputed discount	(451)	(483)
EIP receivables, net of unamortized imputed discount	7,048	7,997
Allowance for credit losses	(303)	(328)
EIP receivables, net of allowance for credit losses and imputed discount	$6,745	$7,669
Classified on our condensed consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$4,779	$5,123
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	1,966	2,546
EIP receivables, net of allowance for credit losses and imputed discount	$6,745	$7,669

Many of our loss estimation techniques rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of June 30, 2023:

	Originated in 2023		Originated in 2022		Originated prior to 2022		Total EIP Receivables, net of unamortized imputed discounts
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Grand total
Current - 30 days past due	$1,586	$1,216	$1,905	$1,294	$609	$315	$4,100	$2,825	$6,925
31 - 60 days past due	8	12	10	17	3	3	21	32	53
61 - 90 days past due	3	7	7	13	2	3	12	23	35
More than 90 days past due	2	4	7	15	3	4	12	23	35
EIP receivables, net of unamortized imputed discount	$1,599	$1,239	$1,929	$1,339	$617	$325	$4,145	$2,903	$7,048

We estimate credit losses on our EIP receivables segment by applying an expected credit loss model, which relies on historical loss data adjusted for current conditions to calculate default probabilities or an estimate for the frequency of customer default. Our assessment of default probabilities or frequency includes receivables delinquency status, historical loss experience, how long the receivables have been outstanding and customer credit ratings, as well as customer tenure. We multiply these estimated default probabilities by our estimated loss given default, which is the estimated amount of default or the severity of loss.

As we do for our accounts receivable portfolio segment, we consider the need to adjust our estimate of credit losses on EIP receivables for reasonable and supportable forecasts of economic conditions through monitoring external forecasts and periodic internal statistical analyses.

The following table presents write-offs of our EIP receivables by year of origination for the six months ended June 30, 2023:

(in millions)	Originated in 2023	Originated in 2022	Originated prior to 2022	Total write-offs
Write-offs	$21	$179	$55	$255

Index for Notes to the Condensed Consolidated Financial Statements
Activity for the six months ended June 30, 2023 and 2022, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	June 30, 2023			June 30, 2022
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$167	$811	$978	$146	$630	$776
Bad debt expense	205	230	435	201	320	521
Write-offs	(221)	(255)	(476)	(170)	(240)	(410)
Change in imputed discount on short-term and long-term EIP receivables	N/A	75	75	N/A	75	75
Impact on the imputed discount from sales of EIP receivables	N/A	(107)	(107)	N/A	(63)	(63)
Allowance for credit losses and imputed discount, end of period	$151	$754	$905	$177	$722	$899

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of June 30, 2023. In connection with the sales of certain service accounts receivable and EIP receivables pursuant to the sale arrangements, we have deferred purchase price assets included on our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

Note 4 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP sale arrangement”), which has been revised and extended from time to time. As of both June 30, 2023, and December 31, 2022, the EIP sale arrangement provided funding of $1.3 billion.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, included on our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	June 30, 2023	December 31, 2022
Other current assets	$365	$344
Other assets	124	136

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). On February 28, 2023, we extended the scheduled expiration date of the service receivable sale arrangement to February 27, 2024. As of both June 30, 2023, and December 31, 2022, the service receivable sale arrangement provided funding of $775 million.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included on our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	June 30, 2023	December 31, 2022
Other current assets	$222	$214
Other current liabilities	375	389

Sales of Receivables

The following table summarizes the impact of the sale of certain service accounts receivable and EIP receivables on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2023	December 31, 2022
Derecognized net service accounts receivable and EIP receivables	$2,430	$2,410
Other current assets	587	558
of which, deferred purchase price	586	556
Other long-term assets	124	136
of which, deferred purchase price	124	136
Other current liabilities	375	389
Net cash proceeds since inception	1,637	1,697
Of which:
Change in net cash proceeds during the year-to-date period	(60)	(57)
Net cash proceeds funded by reinvested collections	1,697	1,754

At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income (Loss). The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including estimated customer default rates. As of June 30, 2023, and December 31, 2022, our deferred purchase price related to the sales of service accounts receivable and EIP receivables was $710 million and $692 million, respectively.

We recognized losses from sales of receivables, including changes in fair value of the deferred purchase price, of $51 million and $61 million for the three months ended June 30, 2023 and 2022, respectively, and $89 million and $108 million for the six months ended June 30, 2023 and 2022, respectively, in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Index for Notes to the Condensed Consolidated Financial Statements
Note 5 – Spectrum License Transactions

The following table summarizes our spectrum license activity for the six months ended June 30, 2023:

(in millions)	2023
Spectrum licenses, beginning of year	$95,798
Spectrum license acquisitions	68
Costs to clear spectrum	23
Spectrum licenses, end of period	$95,889

Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits, on our Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2023.

Spectrum Transactions

In September 2022, the Federal Communications Commission (“FCC”) announced that we were the winning bidder of 7,156 licenses in Auction 108 (2.5 GHz spectrum) for an aggregate price of $304 million. At inception of Auction 108 in June 2022, we deposited $65 million. We paid the FCC the remaining $239 million for the licenses won in the auction in September 2022. The aggregate cash payments made to the FCC are included in Other assets on our Condensed Consolidated Balance Sheets as of June 30, 2023, and will remain there until the corresponding licenses are received. The timing of when the licenses will be issued will be determined by the FCC after all post-auction procedures have been completed.

As of June 30, 2023, the activities that are necessary to get the C-band, 3.45 GHz and 2.5 GHz spectrum, acquired pursuant to FCC Auctions 107, 110 and 108, ready for its intended use have not begun; as such, capitalization of the interest associated with the costs of deploying these spectrum licenses has not begun.

License Purchase Agreements

DISH Network Corporation

On July 1, 2020, we and DISH Network Corporation (“DISH”) entered into a license purchase agreement (the “DISH License Purchase Agreement”) pursuant to which DISH agreed to purchase certain 800 MHz spectrum licenses for a total of approximately $3.6 billion. The closing of the sale of spectrum under the DISH License Purchase Agreement remains subject to FCC approval. The application for FCC approval was required under the agreement to be submitted by the parties no later than June 1, 2023. As of July 27, 2023, DISH has failed to take the actions necessary to file the application as required under the DISH License Purchase Agreement; however, at the request of the Department of Justice, we have agreed not to take action to terminate the DISH License Purchase Agreement until on or about August 11, 2023. We believe the additional time is also prudent to allow the parties to determine whether an alternative arrangement is feasible, and we continue to discuss options with DISH about possible alternatives to the sale of the spectrum on the terms set forth in the DISH License Purchase Agreement. If the FCC filing is made before the agreement is terminated and the FCC subsequently approves the transaction, the parties will be required to close the agreement within five days of receiving such FCC approval.

In the event we terminate the DISH License Purchase Agreement due to DISH’s breach or DISH later fails to deliver the purchase price following the satisfaction or waiver of all closing conditions, DISH is liable to pay us a fee of $72 million as our sole remedy; provided, however that if the transaction has not closed by April 1, 2024, other than due to the breach by a party of its terms, both parties will have the right to terminate the License Purchase Agreement and in such event no termination fee would be payable to us.

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

Channel 51 License Co LLC and LB License Co, LLC

On August 8, 2022, we, Channel 51 License Co LLC and LB License Co, LLC (together with Channel 51 License Co LLC, the

Index for Notes to the Condensed Consolidated Financial Statements
“Sellers”) entered into License Purchase Agreements pursuant to which we will acquire spectrum in the 600 MHz band from the Sellers in exchange for total cash consideration of $3.5 billion. The licenses will be acquired without any associated networks but are currently being utilized by us through exclusive leasing arrangements with the Sellers.

On March 30, 2023, we and the Sellers entered into Amended and Restated License Purchase Agreements pursuant to which we and the Sellers agreed to separate the transaction into two tranches of licenses, with the closings on the acquisitions of certain licenses in Chicago, Dallas and New Orleans (together representing $492 million of the aggregate $3.5 billion cash consideration) being deferred in order to potentially expedite the regulatory approval process for the remainder of the licenses. The licenses being acquired by us, and the total consideration being paid for the licenses, remains the same. We anticipate that the first closing will occur in late 2023 and that the second closing (on the deferred licenses) will occur in 2024.

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

We did not have any significant derivative instruments outstanding as of June 30, 2023, or December 31, 2022.

Interest Rate Lock Derivatives

In April 2020, we terminated our interest rate lock derivatives entered into in October 2018.

Aggregate changes in the fair value of the interest rate lock derivatives, net of tax and amortization, of $1.2 billion and $1.3 billion are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022, respectively.

For the three months ended June 30, 2023 and 2022, $55 million and $50 million, respectively, and for the six months ended June 30, 2023 and 2022, $108 million and $100 million, respectively, were amortized from Accumulated other comprehensive loss into Interest expense, net, on our Condensed Consolidated Statements of Comprehensive Income (Loss). We expect to amortize $227 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending June 30, 2024.

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

Index for Notes to the Condensed Consolidated Financial Statements
The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included on our Condensed Consolidated Balance Sheets, were $710 million and $692 million as of June 30, 2023, and December 31, 2022, respectively.

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates and ABS Notes. The fair value estimates were based on information available as of June 30, 2023, and December 31, 2022. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included on our Condensed Consolidated Balance Sheets were as follows:

(in millions)	Level within the Fair Value Hierarchy	June 30, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount (1)	Fair Value (1)
Liabilities:
Senior Notes to third parties	1	$72,884	$66,295	$66,582	$59,011
Senior Notes to affiliates	2	1,495	1,458	1,495	1,460
Senior Secured Notes to third parties	1	2,746	2,635	3,117	2,984
ABS Notes to third parties	2	747	740	746	744
(1)     Excludes $20 million as of December 31, 2022, in other financial liabilities as the carrying values approximate fair value, primarily due to the short-term maturities of these instruments.

Note 7 – Debt

The following table sets forth the debt balances and activity as of, and for the six months ended, June 30, 2023:

(in millions)	December 31, 2022	Proceeds from Issuances and Borrowings (1)	Repayments	Reclassifications (1)	Other (2)	June 30, 2023
Short-term debt	$5,164	$—	$(354)	$3,012	$(91)	$7,731
Long-term debt	65,301	6,462	—	(3,012)	(105)	68,646
Total debt to third parties	70,465	6,462	(354)	—	(196)	76,377
Long-term debt to affiliates	1,495	—	—	—	—	1,495
Total debt	$71,960	$6,462	$(354)	$—	$(196)	$77,872
(1)Issuances and borrowings and reclassifications are recorded net of accrued or paid issuance costs, discounts and premiums.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 4.0% and 3.8% on weighted-average debt outstanding of $76.4 billion and $71.4 billion for the three months ended June 30, 2023 and 2022, respectively, and 4.0% and 3.9% on weighted-average debt outstanding of $74.9 billion and $72.6 billion for the six months ended June 30, 2023 and 2022, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt to third parties and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Index for Notes to the Condensed Consolidated Financial Statements
Issuances and Borrowings

During the six months ended June 30, 2023, we issued the following Senior Notes:

(in millions)	Principal Issuances	Premiums/Discounts and Issuance Costs, Net	Net Proceeds from Issuance of Long-Term Debt	Issue Date
4.950% Senior Notes due 2028	$1,000	$(6)	$994	February 9, 2023
5.050% Senior Notes due 2033	1,250	(9)	1,241	February 9, 2023
5.650% Senior Notes due 2053	750	26	776	February 9, 2023
4.800% Senior Notes due 2028	900	(5)	895	May 11, 2023
5.050% Senior Notes due 2033	1,350	(28)	1,322	May 11, 2023
5.750% Senior Notes due 2054	1,250	(16)	1,234	May 11, 2023
Total of Senior Notes issued	$6,500	$(38)	$6,462

Note Repayments

During the six months ended June 30, 2023, we made the following repayments:

(in millions)	Principal Amount	Repayment Date
4.738% Secured Series 2018-1 A-1 Notes due 2025	$263	Various
5.152% Series 2018-1 A-2 Notes due 2028	91	Various
Total Repayments	$354

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

The following table summarizes the carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets with respect to the ABS Entities:

	June 30, 2023	December 31, 2022
(in millions)
Assets
Equipment installment plan receivables, net	$771	$652
Equipment installment plan receivables due after one year, net	150	281
Other current assets	87	73
Liabilities
Accounts payable and accrued liabilities	$1	$1
Long-term debt	747	746

See Note 3 – Receivables and Related Allowance for Credit Losses for additional information on the EIP receivables used to secure the ABS Notes.

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

Commercial Paper

Subsequent to June 30, 2023, on July 25, 2023, we established an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program will supplement our other available external financing arrangements, and proceeds are expected to be used for general corporate purposes. As of July 27, 2023, we have not issued any amount under this program.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

The following table summarizes the balances associated with both of the tower arrangements on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2023	December 31, 2022
Property and equipment, net	$2,305	$2,379
Tower obligations	3,860	3,934
Other long-term liabilities	554	554

Future minimum payments related to the tower obligations are approximately $410 million for the 12-month period ending June 30, 2024, $792 million in total for both of the 12-month periods ending June 30, 2025 and 2026, $798 million in total for both of the 12-month periods ending June 30, 2027 and 2028, and $4.3 billion in total thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $245 million in our Operating lease liabilities as of June 30, 2023.

Note 9 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communications services to three primary categories of customers:

•Postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, High Speed Internet, mobile internet devices, including tablets and hotspots, wearables, DIGITS or other connected devices, including SyncUP and IoT;
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

Index for Notes to the Condensed Consolidated Financial Statements
Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Postpaid service revenues
Postpaid phone revenues	$10,799	$10,407	$21,451	$20,638
Postpaid other revenues	1,271	1,038	2,481	2,008
Total postpaid service revenues	$12,070	$11,445	$23,932	$22,646

We operate as a single operating segment. The balances presented in each revenue line item on our Condensed Consolidated Statements of Comprehensive Income (Loss) represent categories of revenue from contracts with customers disaggregated by type of product and service. Postpaid and prepaid service revenues also include revenues earned for providing premium services to customers, such as device insurance services. Revenue generated from the lease of mobile communication devices is included in Equipment revenues on our Condensed Consolidated Statements of Comprehensive Income (Loss).

Contract Balances

The contract asset and contract liability balances from contracts with customers as of June 30, 2023, and December 31, 2022, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2022	$534	$748
Balance as of June 30, 2023	665	789
Change	$131	$41

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

Contract asset balances increased primarily due to an increase in promotions with an extended service contract, partially offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of approximately $490 million and $356 million as of June 30, 2023, and December 31, 2022, respectively, was included in Other current assets on our Condensed Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers. Contract liabilities are primarily included in Deferred revenue on our Condensed Consolidated Balance Sheets.

Revenues for the three and six months ended June 30, 2023 and 2022 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Amounts included in the beginning of year contract liability balance	$39	$31	$706	$685

Remaining Performance Obligations

As of June 30, 2023, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.8 billion. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of June 30, 2023, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $1.2 billion, $1.8 billion and $4.1 billion for 2023, 2024, and 2025 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to eight years.

Index for Notes to the Condensed Consolidated Financial Statements
Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $2.0 billion and $1.9 billion as of June 30, 2023, and December 31, 2022, respectively, and is included in Other assets on our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income (Loss) were $444 million and $358 million for the three months ended June 30, 2023 and 2022, respectively, and $866 million and $682 million for the six months ended June 30, 2023 and 2022, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and six months ended June 30, 2023 and 2022.

Note 10 – Repurchases of Common Stock

2022 Stock Repurchase Program

On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023 (the “2022 Stock Repurchase Program”). During the three months ended June 30, 2023, we repurchased 25,183,838 shares of our common stock at an average price per share of $140.00 for a total purchase price of $3.5 billion, and during the six months ended June 30, 2023, we repurchased 58,147,778 shares of our common stock at an average price per share of $142.59 for a total purchase price of $8.3 billion, all of which were purchased under the 2022 Stock Repurchase Program. All shares purchased during the six months ended June 30, 2023, were purchased at market price. As of June 30, 2023, we had up to $2.7 billion remaining under the 2022 Stock Repurchase Program.

Subsequent to June 30, 2023, from July 1, 2023, through July 21, 2023, we repurchased 3,961,852 shares of our common stock at an average price per share of $139.43 for a total purchase price of $552 million. As of July 21, 2023, we had up to $2.2 billion remaining under the 2022 Stock Repurchase Program.

Note 11 – Wireline

Sale of the Wireline Business

On September 6, 2022, two of our wholly owned subsidiaries, Sprint Communications and Sprint LLC, and Cogent Infrastructure, Inc. entered into the Wireline Sale Agreement, pursuant to which the Buyer agreed to acquire the Wireline Business. The Wireline Sale Agreement provided that, upon the terms and conditions set forth therein, the Buyer agreed to purchase all of the issued and outstanding membership interests (the “Purchased Interests”) of a Delaware limited liability company that holds certain assets and liabilities relating to the Wireline Business.

On May 1, 2023, pursuant to the Wireline Sale Agreement, upon the terms and subject to the conditions thereof, we completed the Wireline Transaction. Under the terms of the Wireline Sale Agreement, the parties agreed to a $1 purchase price in consideration for the Purchased Interests, subject to customary adjustments, as well as payments to the Buyer pursuant to an IP transit services agreement totaling $700 million, consisting of (i) $350 million in equal monthly installments during the first year after the Closing and (ii) $350 million in equal monthly installments over the subsequent 42 months. The Buyer paid the Company $61 million at Closing. The Closing of the Wireline Transaction did not have a significant impact on the Loss (gain) on disposal group held for sale on our Condensed Consolidated Statements of Comprehensive Income (Loss).

The present value of the $700 million liability for fees payable for IP transit services was recognized and treated as part of the consideration exchanged with the Buyer to complete the disposal transaction, as there is a remote likelihood we will use any more than a de minimis amount of the services under the IP transit services agreement. Therefore, we concluded the cash payment obligations under the IP transit services agreement were part of the consideration paid to the Buyer to facilitate the sale of the Wireline Business, and therefore, included in measuring the fair value less costs to sell of the Wireline Business disposal group. As of June 30, 2023, $308 million and $295 million of this liability, including accrued interest, is presented within Other current liabilities and Other long-term liabilities, respectively, on our Condensed Consolidated Balance Sheets in accordance with the expected timing of the related payments. As of June 30, 2023, $40 million and $31 million for contractual and other payments associated with the Wireline Transaction are presented within Other current liabilities and Other long-term liabilities, respectively, on our Condensed Consolidated Balance Sheets in accordance with the expected timing of the related payments.

Index for Notes to the Condensed Consolidated Financial Statements
During the six months ended June 30, 2023, we recognized a pre-tax gain of $25 million, which is included within Loss (gain) on disposal group held for sale on our Condensed Consolidated Statements of Comprehensive Income (Loss). This gain was primarily due to a decrease in our accrual of estimated costs to sell.

We do not consider the sale of the Wireline Business to be a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore the Wireline Business did not qualify for reporting as a discontinued operation.

2022 Wireline Impairment

During the three months ended June 30, 2022, we determined that the retirement of the legacy Sprint CDMA and LTE wireless networks triggered the need to assess the Wireline long-lived assets for impairment, as these assets no longer support our wireless network and the associated customers and cash flows in a significant manner. The results of this assessment indicated that certain Wireline long-lived assets were impaired, and as a result, we recorded noncash impairment expense of $477 million during the three months ended June 30, 2022, of which $258 million was related to Wireline Property and equipment, $212 million was related to Operating lease right-of-use assets and $7 million was related to Other intangible assets. The expense is included within Impairment expense on our Condensed Consolidated Statements of Comprehensive Income (Loss). There was no impairment expense recognized for the three and six months ended June 30, 2023.

Note 12 – Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2023	2022	2023	2022
Net income (loss)	$2,221	$(108)	$4,161	$605

Weighted-average shares outstanding – basic	1,193,078,891	1,253,932,986	1,206,270,341	1,252,228,959
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	2,454,608	—	3,950,617	4,644,868
Weighted-average shares outstanding – diluted	1,195,533,499	1,253,932,986	1,210,220,958	1,256,873,827

Earnings (loss) per share – basic	$1.86	$(0.09)	$3.45	$0.48
Earnings (loss) per share – diluted	$1.86	$(0.09)	$3.44	$0.48

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	246,892	3,921,770	160,116	73,885
SoftBank contingent consideration (1)	48,751,557	48,751,557	48,751,557	48,751,557
(1)     Represents the weighted-average SoftBank Specified Shares that are contingently issuable from the Merger date of April 1, 2020, pursuant to a letter agreement dated February 20, 2020, between T-Mobile, SoftBank and DT.

As of June 30, 2023, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of June 30, 2023 and 2022. Potentially dilutive securities were not included in the computation of diluted earnings (loss) per share if to do so would have been anti-dilutive.

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

Our purchase commitments are approximately $4.2 billion for the 12-month period ending June 30, 2024, $4.7 billion in total for both of the 12-month periods ending June 30, 2025 and 2026, $2.8 billion in total for both of the 12-month periods ending June 30, 2027 and 2028, and $2.5 billion in total thereafter. These amounts are not reflective of our entire anticipated purchases

Index for Notes to the Condensed Consolidated Financial Statements
under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement for the acquisition of 100% of the outstanding equity of Ka’ena Corporation and its subsidiaries including, among others, Mint Mobile LLC, for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock. The upfront payment is estimated to be approximately $950 million, before working capital adjustments. The agreement remains subject to regulatory approval and the estimated purchase price is excluded from our reported purchase commitments above. See Note 2 – Business Combination for additional details.

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

Our spectrum lease and service credit commitments, including renewal periods, are approximately $310 million for the 12-month period ending June 30, 2024, $595 million in total for both of the 12-month periods ending June 30, 2025 and 2026, $658 million in total for both of the 12-month periods ending June 30, 2027 and 2028, and $4.5 billion in total thereafter.

On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion. The licenses will be acquired without any associated networks but are currently being utilized by us through exclusive leasing arrangements with the Sellers. On March 30, 2023, we and the Sellers entered into Amended and Restated License Purchase Agreements pursuant to which we and the Sellers agreed to separate the transaction into two tranches of licenses, with the closings on the acquisitions of certain licenses in Chicago, Dallas and New Orleans (together representing $492 million of the aggregate $3.5 billion cash consideration) being deferred in order to potentially expedite the regulatory approval process for the remainder of the licenses. The agreements remain subject to regulatory approval and are excluded from our reported purchase commitments above. See Note 5 – Spectrum License Transactions for additional details.

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

Index for Notes to the Condensed Consolidated Financial Statements
On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. In the first quarter of 2020, we recorded an accrual for an estimated payment amount. We maintained the accrual as of June 30, 2023, and that accrual was included in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

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

We note that pursuant to Amendment No. 2, dated as of February 20, 2020, to the Business Combination Agreement, dated as of April 29, 2018, by and among the Company, Sprint and the other parties named therein (as amended, the “Business Combination Agreement”), SoftBank agreed to indemnify us against certain specified matters and losses, including those relating to the Lifeline matters described above. Resolution of these matters could require us to make additional reimbursements and pay additional fines and penalties, which we do not expect to have a significant impact on our financial results. We expect that any additional liabilities related to these indemnified matters would be indemnified and reimbursed by SoftBank.

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

As a result of the August 2021 cyberattack, we have become subject to numerous lawsuits, including mass arbitration claims and multiple class action lawsuits that have been filed in numerous jurisdictions seeking, among other things, unspecified monetary damages, costs and attorneys’ fees arising out of the August 2021 cyberattack. In December 2021, the Judicial Panel on Multidistrict Litigation consolidated the federal class action lawsuits in the U.S. District Court for the Western District of Missouri under the caption In re: T-Mobile Customer Data Security Breach Litigation, Case No. 21-md-3019-BCW. On July 22, 2022, we entered into an agreement to settle the lawsuit. On June 29, 2023, the Court issued an order granting final approval of the settlement, which is subject to potential appeals. Under the terms of the settlement, we would pay an aggregate of $350 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. We would also commit to an aggregate incremental spend of $150 million for data security and related technology in 2022 and 2023. We previously paid $35 million for claims administration purposes. We expect the remaining portion of the $350 million settlement payment to fund claims to be made by August 29, 2023, unless settlement is delayed by potential appeals. We anticipate that, upon exhaustion of any appeals, the settlement will provide a full release of all claims arising out of the August 2021 cyberattack by class members who do not opt out, against all defendants, including us, our subsidiaries and affiliates, and our directors and officers. The settlement contains no admission of liability, wrongdoing or responsibility by any of the defendants. We have the right to terminate the settlement agreement under certain conditions.

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

Index for Notes to the Condensed Consolidated Financial Statements
During the six months ended June 30, 2023, we recognized $50 million in reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack, which is included as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income (Loss). The ultimate resolution of the class action depends on the number of plaintiffs who opt-out of the proposed settlement and whether the proposed settlement will be appealed.

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

In connection with the January 2023 cyberattack, we became subject to consumer class actions and regulatory inquires, to which we will continue to respond in due course and may incur significant expenses. However, we cannot predict the timing or outcome of any of these potential matters, or whether we may be subject to additional legal proceedings, claims, regulatory inquiries, investigations, or enforcement actions. In addition, we are unable to predict the full impact of this incident on customer behavior in the future, including whether a change in our customers’ behavior could negatively impact our results of operations on an ongoing basis, although we presently do not expect that it will have a material effect on our operations.

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

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the expenses incurred in connection with our Merger restructuring initiatives:

(in millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Incurred to Date
Contract termination costs	$24	$24	$447
Severance costs	—	3	574
Network decommissioning	84	171	1,648
Total restructuring plan expenses	$108	$198	$2,669

The expenses associated with our Merger restructuring initiatives are included in Costs of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income (Loss).

Our Merger restructuring initiatives also include the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with accelerating amortization of the right-of-use assets on lease contracts were $97 million and $747 million for the three months ended June 30, 2023 and 2022, respectively, and $236 million and $1.2 billion for the six months ended June 30, 2023 and 2022, respectively, and are included in Costs of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income (Loss).

The changes in the liabilities associated with our Merger restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2022	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	June 30, 2023
Contract termination costs	$190	$24	$(185)	$(1)	$28
Severance costs	—	3	(6)	3	—
Network decommissioning	280	171	(273)	(14)	164
Total	$470	$198	$(464)	$(12)	$192
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

Note 15 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities, excluding amounts classified as held for sale, are summarized as follows:

(in millions)	June 30, 2023	December 31, 2022
Accounts payable	$5,465	$7,213
Payroll and related benefits	807	1,236
Property and other taxes, including payroll	1,678	1,657
Accrued interest	852	731
Commissions and contract termination costs	262	523
Toll and interconnect	203	227
Other	605	688
Accounts payable and accrued liabilities	$9,872	$12,275

Book overdrafts included in accounts payable were $436 million and $720 million as of June 30, 2023, and December 31, 2022, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
Supplemental Condensed Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Interest payments, net of amounts capitalized	$896	$989	$1,736	$1,767
Operating lease payments	1,483	1,042	2,797	2,090
Income tax payments	95	63	122	63
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	$1,109	$990	$2,228	$2,008
Change in accounts payable and accrued liabilities for purchases of property and equipment	(408)	(68)	(737)	(251)
Increase in Tower obligations from contract modification	—	—	—	1,158
Operating lease right-of-use assets obtained in exchange for lease obligations	674	591	1,113	6,566
Financing lease right-of-use assets obtained in exchange for lease obligations	324	551	563	849

Cash and cash equivalents, including restricted cash and cash held for sale

Cash and cash equivalents, including restricted cash and cash held for sale, presented on our Condensed Consolidated Statements of Cash Flows were included on our Condensed Consolidated Balance Sheets as follows:

(in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$6,647	$4,507
Cash and cash equivalents held for sale (included in Other current assets)	—	27
Restricted cash (included in Other current assets)	87	73
Restricted cash (included in Other assets)	74	67
Cash and cash equivalents, including restricted cash and cash held for sale	$6,808	$4,674

Note 16 – Subsequent Events

Subsequent to June 30, 2023, from July 1, 2023, through July 21, 2023, we repurchased 3,961,852 shares of our common stock at an average price per share of $139.43 for a total purchase price of $552 million. See Note 10 – Repurchases of Common Stock for additional information.

Subsequent to June 30, 2023, on July 25, 2023, we established an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program will supplement our other available external financing arrangements, and proceeds are expected to be used for general corporate purposes. As of July 27, 2023, we have not issued any amount under this program.

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
•interests of DT, our controlling stockholder, which may differ from the interests of other stockholders;
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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023, included in Part I, Item 1 of this Form 10-Q, and audited consolidated financial statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

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

Merger-related costs are presented below:

(in millions)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$178	$961	$(783)	(81)%	$386	$1,568	$(1,182)	(75)%
Cost of equipment sales, exclusive of depreciation and amortization	—	459	(459)	(100)%	(9)	1,210	(1,219)	(101)%
Selling, general and administrative	98	248	(150)	(60)%	257	303	(46)	(15)%
Total Merger-related costs	$276	$1,668	$(1,392)	(83)%	$634	$3,081	$(2,447)	(79)%

Net cash payments for Merger-related costs	$728	$907	$(179)	(20)%	$1,212	$1,800	$(588)	(33)%

We expect to incur substantially all of the remaining projected Merger-related costs of approximately $400 million, excluding capital expenditures, by the end of 2023, with the cash expenditure for the Merger-related costs extending beyond 2023.

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

Restructuring

Upon the close of the Merger in April 2020, we began implementing restructuring initiatives to realize cost efficiencies from the Merger. The major activities associated with the Merger restructuring initiatives to date include:

•Contract termination costs associated with rationalization of retail stores, distribution channels, duplicative network and backhaul services and other agreements;
•Severance costs associated with the reduction of redundant processes and functions; and
•The decommissioning of certain small cell sites and distributed antenna systems to achieve Merger synergies in network costs.

For more information regarding our Merger restructuring activities, see Note 14 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements.

Anticipated Merger Synergies

As a result of our ongoing restructuring and integration activities, we have realized Merger synergies by eliminating redundancies within our combined network as well as other business processes and operations (see “Restructuring” above). For full-year 2023, we expect Merger synergies from Selling, general and administrative expense reductions of approximately $2.7 billion, Cost of service expense reductions of approximately $3.2 billion and avoided network expenses of approximately $1.6 billion.

Wireline

On September 6, 2022, we entered into the Wireline Sale Agreement to sell the Wireline Business for a total purchase price of $1 and the payments totaling $700 million under the IP transit services agreement. On May 1, 2023, pursuant to the Wireline Sale Agreement, upon the terms and subject to the conditions thereof, we completed the Wireline Transaction.

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

During the six months ended June 30, 2023, we recognized $50 million in reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack. We are pursuing additional reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack.

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

We will continue to respond to litigation and regulatory inquiries in connection with this incident and may incur significant expenses. However, we cannot predict the timing or outcome of any of these potential matters, or whether we may be subject to regulatory inquiries, investigations, or enforcement actions. In addition, we are unable to predict the full impact of this incident on customer behavior in the future, including whether a change in our customers’ behavior could negatively impact our results of operations on an ongoing basis, although we presently do not expect that it will have a material effect on our operations.

In response to the recent cyberattacks and increasing cybersecurity threats, we have significantly increased our focus on enhancing our cybersecurity practices with a substantial multi-year investment. In the second quarter of 2023, we have hired new security leadership, and implemented significant technology improvements to our cybersecurity controls. Those improvements include additional authentication measures and internal systems limitations and restrictions. In addition, we have enhanced our cybersecurity awareness program, including rolling out new training for all employees. While we have made progress to date, we plan to continue to make substantial investments to strengthen our cybersecurity program in future periods.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2023	2022	$	%	2023	2022	$	%
Revenues
Postpaid revenues	$12,070	$11,445	$625	5%	$23,932	$22,646	$1,286	6%
Prepaid revenues	2,444	2,469	(25)	(1)%	4,861	4,924	(63)	(1)%
Wholesale and other service revenues	1,224	1,402	(178)	(13)%	2,491	2,874	(383)	(13)%
Total service revenues	15,738	15,316	422	3%	31,284	30,444	840	3%
Equipment revenues	3,169	4,130	(961)	(23)%	6,888	8,824	(1,936)	(22)%
Other revenues	289	255	34	13%	656	553	103	19%
Total revenues	19,196	19,701	(505)	(3)%	38,828	39,821	(993)	(2)%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,916	4,060	(1,144)	(28)%	5,977	7,787	(1,810)	(23)%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,088	5,108	(1,020)	(20)%	8,676	11,054	(2,378)	(22)%
Selling, general and administrative	5,272	5,856	(584)	(10)%	10,697	10,912	(215)	(2)%
Impairment expense	—	477	(477)	(100)%	—	477	(477)	(100)%
Loss (gain) on disposal group held for sale	17	—	17	NM	(25)	—	(25)	NM
Depreciation and amortization	3,110	3,491	(381)	(11)%	6,313	7,076	(763)	(11)%
Total operating expenses	15,403	18,992	(3,589)	(19)%	31,638	37,306	(5,668)	(15)%
Operating income	3,793	709	3,084	435%	7,190	2,515	4,675	186%
Other expense, net
Interest expense, net	(861)	(851)	(10)	1%	(1,696)	(1,715)	19	(1)%
Other income (expense), net	6	(21)	27	(129)%	15	(32)	47	(147)%
Total other expense, net	(855)	(872)	17	(2)%	(1,681)	(1,747)	66	(4)%
Income (loss) before income taxes	2,938	(163)	3,101	NM	5,509	768	4,741	617%
Income tax (expense) benefit	(717)	55	(772)	NM	(1,348)	(163)	(1,185)	727%
Net income (loss)	$2,221	$(108)	$2,329	NM	$4,161	$605	$3,556	588%

Statement of Cash Flows Data
Net cash provided by operating activities	$4,355	$4,209	$146	3%	$8,406	$8,054	$352	4%
Net cash used in investing activities	(1,487)	(2,559)	1,072	(42)%	(3,215)	(7,651)	4,436	(58)%
Net cash used in financing activities	(784)	(1,744)	960	(55)%	(3,057)	(3,880)	823	(21)%
Non-GAAP Financial Measures
Adjusted EBITDA	$7,405	$7,004	$401	6%	$14,604	$13,954	$650	5%
Core Adjusted EBITDA	7,336	6,618	718	11%	14,388	13,081	1,307	10%
Adjusted Free Cash Flow	2,877	1,758	1,119	64%	5,278	3,407	1,871	55%
NM - Not Meaningful

The following discussion and analysis is for the three and six months ended June 30, 2023, compared to the same period in 2022 unless otherwise stated.

Total revenues decreased $505 million, or 3%, for the three months ended and decreased $993 million, or 2%, for the six months ended June 30, 2023. The components of these changes are discussed below.

Postpaid revenues increased $625 million, or 5%, for the three months ended and increased $1.3 billion, or 6%, for the six months ended June 30, 2023, primarily from:

•Higher average postpaid accounts; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues decreased slightly for the three and six months ended June 30, 2023, primarily from:

•Lower prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A; partially offset by
•Higher average prepaid customers.

Wholesale and other service revenues decreased $178 million, or 13%, for the three months ended and decreased $383 million, or 13%, for the six months ended June 30, 2023, primarily from:

•Lower MVNO revenues; and
•Lower Wireline revenues due to the sale of the Wireline Business on May 1, 2023. See Note 11 – Wireline of the Notes to the Condensed Consolidated Financial Statements for additional information.

Equipment revenues decreased $961 million, or 23%, for the three months ended and decreased $1.9 billion, or 22%, for the six months ended June 30, 2023.

The decrease for the three months ended June 30, 2023, was primarily from:

•A decrease of $429 million in device sales revenue, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold, primarily driven by higher postpaid upgrades in the prior year period related to facilitating the migration of Sprint customers to the T-Mobile network, as well as longer device lifecycles, and lower prepaid sales; partially offset by
•Higher average revenue per device sold, primarily driven by higher promotions in the prior year period, which included promotions for Sprint customers to facilitate the migration to the T-Mobile network; and
•A decrease of $317 million in lease revenues and a decrease of $46 million in customer purchases of leased devices primarily due to a lower number of customer devices under lease as a result of the continued strategic shift in device financing from leasing to EIP.

The decrease for the six months ended June 30, 2023, was primarily from:

•A decrease of $814 million in device sales revenue, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold, primarily driven by higher postpaid upgrades in the prior year period related to facilitating the migration of Sprint customers to the T-Mobile network, as well as longer device lifecycles, and lower prepaid sales; partially offset by
•Higher average revenue per device sold, primarily driven by higher promotions in the prior year period, which included promotions for Sprint customers to facilitate the migration to the T-Mobile network, partially offset by a decrease in the high-end phone mix; and
•A decrease of $657 million in lease revenues and a decrease of $133 million in customer purchases of leased devices primarily due to a lower number of customer devices under lease as a result of the continued strategic shift in device financing from leasing to EIP.

Other revenues increased $34 million, or 13%, for the three months ended and increased $103 million, or 19%, for the six months ended June 30, 2023.

The increase for the three months ended June 30, 2023, was primarily from higher interest income driven by higher imputed interest rates on EIP, which is recognized over the device financing term.

The increase for the six months ended June 30, 2023, was primarily from:

•Higher interest income driven by higher imputed interest rates on EIP, which is recognized over the device financing term; and
•Higher revenue from our device recovery program.

Total operating expenses decreased $3.6 billion, or 19%, for the three months ended and decreased $5.7 billion, or 15%, for the six months ended June 30, 2023. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, decreased $1.1 billion, or 28%, for the three months ended and decreased $1.8 billion, or 23%, for the six months ended June 30, 2023.

The decrease for the three months ended June 30, 2023, was primarily from:

•A decrease of $783 million in Merger-related costs related to network decommissioning and integration as the majority of our decommissioning efforts were completed in 2022;
•Higher realized Merger synergies; and
•Lower costs due to the sale of the Wireline Business on May 1, 2023. See Note 11 - Wireline of the Notes to the Condensed Consolidated Financial Statements for additional information; partially offset by
•Higher site costs related to the continued build-out of our nationwide 5G network.

The decrease for the six months ended June 30, 2023, was primarily from:

•A decrease of $1.2 billion in Merger-related costs related to network decommissioning and integration as the majority of our decommissioning efforts were completed in 2022;
•Higher realized Merger synergies; and
•Lower costs due to the sale of the Wireline Business on May 1, 2023. See Note 11 - Wireline of the Notes to the Condensed Consolidated Financial Statements for additional information; partially offset by
•Higher site costs related to the continued build-out of our nationwide 5G network.

Cost of equipment sales, exclusive of depreciation and amortization, decreased $1.0 billion, or 20%, for the three months ended and decreased $2.4 billion, or 22%, for the six months ended June 30, 2023.

The decrease for the three months ended June 30, 2023, was primarily from:

•A decrease of $917 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold, primarily driven by higher postpaid upgrades in the prior year period related to facilitating the migration of Sprint customers to the T-Mobile network, as well as longer device lifecycles, and lower prepaid sales.
•Cost of equipment sales for the three months ended June 30, 2022, included $459 million of Merger-related costs, compared to no Merger-related costs for the three months ended June 30, 2023.

The decrease for the six months ended June 30, 2023, was primarily from:

•A decrease of $2.1 billion in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold, primarily driven by higher postpaid upgrades in the prior year period related to facilitating the migration of Sprint customers to the T-Mobile network, as well as longer device lifecycles, and lower prepaid sales; and
•Lower average cost per device sold driven by a decrease in the high-end phone mix.
•Cost of equipment sales for the six months ended June 30, 2023, included $9 million of Merger-related recoveries, compared to $1.2 billion of Merger-related costs for the six months ended June 30, 2022.

Selling, general and administrative expenses decreased $584 million, or 10%, for the three months ended and decreased $215 million, or 2%, for the six months ended June 30, 2023.

The decrease for the three months ended June 30, 2023, was primarily from:

•Lower legal-related expenses, primarily driven by the settlement of certain litigation associated with the August 2021 cyberattack of $400 million during the three months ended June 30, 2022;
•Lower Merger-related costs and higher realized Merger synergies;
•Lower severance and restructuring expenses; and
•Lower bad debt expense; partially offset by
•Higher advertising expense; and
•Higher commission amortization expense.
•Selling, general and administrative expenses for the three months ended June 30, 2023, included $98 million of Merger-related costs, which were net of legal settlement gains of $65 million, compared to $248 million of Merger-related costs for the three months ended June 30, 2022.

The decrease for the six months ended June 30, 2023, was primarily from:

•Lower legal-related expenses, primarily driven by the settlement of certain litigation associated with the August 2021 cyberattack of $400 million during the six months ended June 30, 2022; and
•Lower bad debt expense; partially offset by
•Higher commission amortization expense; and
•Higher advertising expense.
•Selling, general and administrative expenses for the six months ended June 30, 2023, included $257 million of Merger-related costs, which were net of legal settlement gains of $65 million, compared to $303 million of Merger-related costs for the six months ended June 30, 2022, which were net of legal settlement gains of $220 million.

Impairment expense was $477 million for the three and six months ended June 30, 2022, due to the non-cash impairment of certain Wireline Property and equipment, Operating lease right-of-use assets and Other intangible assets. There was no impairment expense for the three and six months ended June 30, 2023.

Loss (gain) on disposal group held for sale was a loss of $17 million for the three months ended June 30, 2023, and a gain of $25 million for the six months ended June 30, 2023. See Note 11 - Wireline of the Notes to the Condensed Consolidated Financial Statements for additional information. There was no gain or loss on disposal group held for sale for the three and six months ended June 30, 2022.

Depreciation and amortization decreased $381 million, or 11%, for the three months ended and decreased $763 million, or 11%, for the six months ended June 30, 2023.

The decrease for the three and six months ended June 30, 2023, was primarily from:

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

Operating income, the components of which are discussed above, increased $3.1 billion, or 435%, for the three months ended and increased $4.7 billion, or 186%, for the six months ended June 30, 2023.

Interest expense, net was relatively flat and was impacted by the following:

•Higher interest expense, primarily due to higher average debt outstanding and a higher average effective interest rate; offset by
•Higher interest income, primarily due to higher average interest rates on short-term cash equivalents.

Other income (expense), net was insignificant for all periods.

Income (loss) before income taxes, the components of which are discussed above, was income of $2.9 billion and a loss of $163 million for the three months ended June 30, 2023 and 2022, respectively, and was income of $5.5 billion and $768 million for the six months ended June 30, 2023 and 2022, respectively.

Income tax expense increased $772 million for the three months ended and increased $1.2 billion for the six months ended June 30, 2023, primarily from higher income before income taxes.

Our effective tax rate was 24.4% and 33.6% for the three months ended June 30, 2023 and 2022, respectively, and 24.5% and 21.2% for the six months ended June 30, 2023 and 2022, respectively.

Net income (loss), the components of which are discussed above, was income of $2.2 billion and a loss of $108 million for the three months ended June 30, 2023 and 2022, respectively, and was income of $4.2 billion and $605 million for the six months ended June 30, 2023 and 2022, respectively. Net income (loss) included:

•Merger-related costs, net of tax, of $207 million and $475 million for the three and six months ended June 30, 2023, respectively, compared to $1.3 billion and $2.3 billion for the three and six months ended June 30, 2022, respectively.
•Impairment expense of $358 million for the three and six months ended June 30, 2022, compared to no impairment expense for the three and six months ended June 30, 2023.
•Legal-related expenses, net, including the impact of the settlement of certain litigation associated with the August 2021 cyberattack, of $300 million for the three and six months ended June 30, 2022, compared to Legal-related recoveries, net, of $32 million for the six months ended June 30, 2023.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	June 30, 2023	December 31, 2022
Current assets	$18,819	$17,661
Noncurrent assets	179,853	181,673
Current liabilities	22,838	23,146
Noncurrent liabilities	125,003	120,385
Due to non-guarantors	10,140	9,325
Due to related parties	1,556	1,571

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Total revenues	$37,487	$77,054
Operating income	5,356	2,985
Net income (loss)	2,359	(572)
Revenue from non-guarantors	1,168	2,427
Operating expenses to non-guarantors	1,334	2,659
Other expense to non-guarantors	(335)	(327)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	June 30, 2023	December 31, 2022
Current assets	$17,767	$9,319
Noncurrent assets	11,475	11,271
Current liabilities	16,226	15,854
Noncurrent liabilities	105,069	65,118
Due to non-guarantors	39,146	3,930
Due to related parties	1,556	1,571

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Total revenues	$8	$7
Operating loss	(1,542)	(3,479)
Net (loss) income (1)	(3,409)	2,471
Other (expense) income, net, (to) from non-guarantors	(933)	525
(1)     Net income for the year ended December 31, 2022, includes tax benefits recognized associated with internal restructuring.

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	June 30, 2023	December 31, 2022
Current assets	$17,767	$9,320
Noncurrent assets	11,475	16,337
Current liabilities	16,298	15,926
Noncurrent liabilities	101,295	66,516
Due to non-guarantors	30,113	—
Due from non-guarantors	—	5,066
Due to related parties	1,556	1,571

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Total revenues	$8	$7
Operating loss	(1,542)	(3,479)
Net (loss) income (1)	(3,305)	2,604
Other (expense) income, net, (to) from non-guarantors	(676)	941
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

Postpaid Accounts

A postpaid account is generally defined as a billing account number that generates revenue. Postpaid accounts generally consist of customers that are qualified for postpaid service utilizing phones, High Speed Internet, mobile internet devices, including tablets and hotspots, wearables, DIGITS or other connected devices, including SyncUP and IoT, where they generally pay after receiving service.

The following table sets forth the number of ending postpaid accounts:

	As of June 30,		Change
(in thousands)	2023	2022	#	%
Postpaid accounts (1)	29,112	27,818	1,294	5%
(1)     Customers impacted by the decommissioning of the legacy Sprint CDMA and LTE and T-Mobile UMTS networks have been excluded from our postpaid account base resulting in the removal of 57,000 postpaid accounts in the first quarter of 2022 and 69,000 postpaid accounts in the second quarter of 2022.

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	#	%	2023	2022	#	%
Postpaid net account additions	299	380	(81)	(21)%	586	728	(142)	(20)%

Postpaid net account additions decreased 81,000, or 21%, for the three months ended and decreased 142,000, or 20%, for the six months ended June 30, 2023, primarily from:

•Continued moderation of industry growth; and
•Fewer High Speed Internet only net account additions.

Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Customers are qualified either for postpaid service utilizing phones, High Speed Internet, mobile internet devices, including tablets and hotspots, wearables, DIGITS or other connected devices, including SyncUP and IoT, where they generally pay after receiving service, or prepaid service, where they generally pay in advance of receiving service.

The following table sets forth the number of ending customers:

	As of June 30,		Change
(in thousands)	2023	2022	#	%
Customers, end of period
Postpaid phone customers (1)	74,132	71,053	3,079	4%
Postpaid other customers (1)	20,954	17,734	3,220	18%
Total postpaid customers	95,086	88,787	6,299	7%
Prepaid customers (1)	21,516	21,236	280	1%
Total customers	116,602	110,023	6,579	6%
Adjustments to customers (1)	—	(1,878)	1,878	(100)%
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

High Speed Internet customers included in Postpaid other customers were 3,302,000 and 1,472,000 as of June 30, 2023 and 2022, respectively. High Speed Internet customers included in Prepaid customers were 376,000 and 72,000 as of June 30, 2023 and 2022, respectively.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	#	%	2023	2022	#	%
Net customer additions
Postpaid phone customers	760	723	37	5%	1,298	1,312	(14)	(1)%
Postpaid other customers	801	933	(132)	(14)%	1,556	1,662	(106)	(6)%
Total postpaid customers	1,561	1,656	(95)	(6)%	2,854	2,974	(120)	(4)%
Prepaid customers	124	146	(22)	(15)%	150	208	(58)	(28)%
Total customers	1,685	1,802	(117)	(6)%	3,004	3,182	(178)	(6)%
Adjustments to customers	—	(1,320)	1,320	(100)%	—	(1,878)	1,878	(100)%

Total net customer additions decreased 117,000, or 6%, for the three months ended and decreased 178,000, or 6%, for the six months ended June 30, 2023.

The decrease for the three months ended June 30, 2023, was primarily from:

•Lower postpaid other net customer additions, primarily due to
•Lower net additions from mobile internet devices; and
•Lower High Speed Internet net customer additions, primarily due to increased deactivations from a growing customer base, mostly offset by continued growth in gross additions driven by increasing customer demand; and
•Lower prepaid net customer additions, primarily due to continued moderation of industry growth and continued industry migration of prepaid to postpaid; partially offset by
•Higher postpaid phone net customer additions, primarily due to higher gross additions and lower churn.
•High Speed Internet net customer additions included in postpaid other net customer additions were 447,000 and 497,000 for the three months ended June 30, 2023 and 2022, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 62,000 and 63,000 for the three months ended June 30, 2023 and 2022, respectively.

The decrease for the six months ended June 30, 2023, was primarily from:

•Lower postpaid other net customer additions, primarily due to
•Lower net additions from mobile internet devices; partially offset by
•Higher High Speed Internet net customer additions, primarily due to continued growth in gross additions driven by increasing customer demand, partially offset by increased deactivations from a growing customer base; and
•Lower prepaid net customer additions, primarily due to continued moderation of industry growth and continued industry migration of prepaid to postpaid, partially offset by growth in High Speed Internet.
•High Speed Internet net customer additions included in postpaid other net customer additions were 892,000 and 826,000 for the six months ended June 30, 2023 and 2022, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 140,000 and 72,000 for the six months ended June 30, 2023 and 2022, respectively.

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

The following table sets forth the churn:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022		2023	2022
Postpaid phone churn	0.77%	0.80%	-3 bps	0.83%	0.86%	-3 bps
Prepaid churn	2.62%	2.58%	4 bps	2.69%	2.62%	7 bps

Postpaid phone churn decreased 3 basis points for the three months ended and decreased 3 basis points for the six months ended June 30, 2023, primarily from improved customer retention driven by a differentiated value proposition and network experience.

Prepaid churn increased 4 basis points for the three months ended and increased 7 basis points for the six months ended June 30, 2023, primarily from continued industry migration of prepaid to postpaid.

Postpaid Average Revenue Per Account

Postpaid Average Revenue per Account (“ARPA”) represents the average monthly postpaid service revenue earned per account. Postpaid ARPA is calculated as Postpaid revenues for the specified period divided by the average number of postpaid accounts during the period, further divided by the number of months in the period. We believe postpaid ARPA provides management, investors and analysts with useful information to assess and evaluate our postpaid service revenue realization and assist in forecasting our future postpaid service revenues on a per account basis. We consider postpaid ARPA to be indicative of our revenue growth potential given the increase in the average number of postpaid phone customers per account and increases in postpaid other customers, including High Speed Internet, mobile internet devices, including tablets and hotspots, wearables, DIGITS or other connected devices, including SyncUP and IoT.

The following table sets forth our operating measure ARPA:

(in dollars)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Postpaid ARPA	$138.94	$137.92	$1.02	1%	$138.49	$137.23	$1.26	1%

Postpaid ARPA increased $1.02, or 1%, for the three months ended and increased $1.26, or 1%, for the six months ended June 30, 2023.

The increase for the three months ended June 30, 2023, was primarily from:

•An increase in customers per account, including continued adoption of High Speed Internet; and
•Higher premium services, primarily high-end rate plans; partially offset by
•Increased promotional activity;
•An increase in High Speed Internet only accounts; and
•Growth in rate plans for specific customer cohorts, such as Business, Military and First Responder.

The increase for the six months ended June 30, 2023, was primarily from:

•Higher premium services, primarily high-end rate plans; and
•An increase in customers per account, including continued adoption of High Speed Internet; partially offset by
•Increased promotional activity;
•An increase in High Speed Internet only accounts; and
•Growth in rate plans for specific customer cohorts, such as Business, Military and First Responder.

Average Revenue Per User

Average Revenue per User (“ARPU”) represents the average monthly service revenue earned per customer. ARPU is calculated as service revenues for the specified period divided by the average number of customers during the period, further divided by the number of months in the period. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue per customer and assist in forecasting our future service revenues generated from our customer base. Postpaid phone ARPU excludes postpaid other customers and related revenues, which include High Speed Internet, mobile internet devices, including tablets and hotspots, wearables, DIGITS and other connected devices, including SyncUP and IoT.

The following table sets forth our operating measure ARPU:

(in dollars)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Postpaid phone ARPU	$48.84	$48.96	$(0.12)	—%	$48.73	$48.69	$0.04	—%
Prepaid ARPU	37.98	38.71	(0.73)	(2)%	37.98	38.95	(0.97)	(2)%

Postpaid Phone ARPU

Postpaid phone ARPU was relatively flat for the three and six months ended June 30, 2023.

The slight decrease for the three months ended June 30, 2023, was primarily from:

•Increased promotional activity; and
•Growth in rate plans for specific customer cohorts, such as Business, Military and First Responder; mostly offset by
•Higher premium services, primarily high-end rate plans.

The slight increase for the six months ended June 30, 2023, was primarily from:

•Higher premium services, primarily high-end rate plans; mostly offset by
•Increased promotional activity; and
•Growth in rate plans for specific customer cohorts, such as Business, Military and First Responder.

Prepaid ARPU

Prepaid ARPU decreased $0.73, or 2%, for the three months ended and decreased $0.97, or 2%, for the six months ended June 30, 2023, primarily from:

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

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income (loss), which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions, except percentages)	2023	2022	$	%	2023	2022	$	%
Net income (loss)	$2,221	$(108)	$2,329	NM	$4,161	$605	$3,556	588%
Adjustments:
Interest expense, net	861	851	10	1%	1,696	1,715	(19)	(1)%
Other (income) expense, net	(6)	21	(27)	(129)%	(15)	32	(47)	(147)%
Income tax expense (benefit)	717	(55)	772	NM	1,348	163	1,185	727%
Operating income	3,793	709	3,084	435%	7,190	2,515	4,675	186%
Depreciation and amortization	3,110	3,491	(381)	(11)%	6,313	7,076	(763)	(11)%
Stock-based compensation (1)	155	149	6	4%	328	285	43	15%
Merger-related costs	276	1,668	(1,392)	(83)%	634	3,081	(2,447)	(79)%
Impairment expense	—	477	(477)	(100)%	—	477	(477)	(100)%
Legal-related expenses (recoveries), net (2)	—	400	(400)	(100)%	(43)	400	(443)	(111)%
Loss (gain) on disposal group held for sale	17	—	17	NM	(25)	—	(25)	NM
Other, net (3)	54	110	(56)	(51)%	207	120	87	73%
Adjusted EBITDA	7,405	7,004	401	6%	14,604	13,954	650	5%
Lease revenues	(69)	(386)	317	(82)%	(216)	(873)	657	(75)%
Core Adjusted EBITDA	$7,336	$6,618	$718	11%	$14,388	$13,081	$1,307	10%
Net income (loss) margin (Net income (loss) divided by Service revenues)	14%	(1)%		1,500 bps	13%	2%		1,100 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	47%	46%		100 bps	47%	46%		100 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	47%	43%		400 bps	46%	43%		300 bps
(1)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense on the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.
(2)Legal-related expenses (recoveries), net, consists of the settlement of certain litigation associated with the August 2021 cyberattack and is presented net of insurance recoveries.
(3)Other, net, primarily consists of certain severance, restructuring and other expenses and income not directly attributable to the Merger which are not reflective of T-Mobile’s core business activities (“special items”), and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA.
NM - Not meaningful

Core Adjusted EBITDA increased $718 million, or 11%, for the three months ended and increased $1.3 billion, or 10%, for the six months ended June 30, 2023. The components comprising Core Adjusted EBITDA are discussed further above.

The increase for the three months ended June 30, 2023, was primarily from:

•Lower Cost of equipment sales, excluding Merger-related costs;
•Higher Total service revenues; and
•Lower Cost of services, excluding Merger-related costs; partially offset by
•Lower Equipment revenues, excluding lease revenues.

The increase for the six months ended June 30, 2023, was primarily from:

•Lower Cost of equipment sales, excluding Merger-related costs;
•Higher Total service revenues; and
•Lower Cost of services, excluding Merger-related costs; partially offset by

•Lower Equipment revenues, excluding lease revenues; and
•Higher Selling, general and administrative expenses, excluding Merger-related costs, Legal-related expenses and other special items.

Adjusted EBITDA increased $401 million, or 6%, for the three months ended and increased $650 million, or 5%, for the six months ended June 30, 2023, primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, partially offset by lower lease revenues, which decreased $317 million for the three months ended and decreased $657 million for the six months ended June 30, 2023.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of debt, financing leases, the sale of certain receivables, the Revolving Credit Facility (as defined below) and, beginning in July 2023, an unsecured short-term commercial paper program. Further, the incurrence of additional indebtedness may inhibit our ability to incur new debt in the future to finance our business strategy under the terms governing our existing and future indebtedness.

Cash Flows

The following is a condensed schedule of our cash flows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2023	2022	$	%	2023	2022	$	%
Net cash provided by operating activities	$4,355	$4,209	$146	3%	$8,406	$8,054	$352	4%
Net cash used in investing activities	(1,487)	(2,559)	1,072	(42)%	(3,215)	(7,651)	4,436	(58)%
Net cash used in financing activities	(784)	(1,744)	960	(55)%	(3,057)	(3,880)	823	(21)%

Operating Activities

Net cash provided by operating activities increased $146 million, or 3%, for the three months ended and increased $352 million, or 4%, for the six months ended June 30, 2023.

The increase for the three months ended June 30, 2023, was primarily from:

•A $2.1 billion increase in Net income, adjusted for non-cash income and expense; partially offset by
•A $1.9 billion increase in net cash outflows from changes in working capital, primarily due to higher use of cash from Accounts payable and accrued liabilities, Operating lease right-of-use assets, Other current and long-term liabilities, Short- and long-term operating lease liabilities and Inventory, partially offset by lower use of cash from Other current and long-term assets and Equipment installment plan receivables.
•Net cash provided by operating activities includes the impact of $728 million and $907 million in net payments for Merger-related costs for the three months ended June 30, 2023 and 2022, respectively.

The increase for the six months ended June 30, 2023, was primarily from:

•A $3.3 billion increase in Net income, adjusted for non-cash income and expense; partially offset by
•A $3.0 billion increase in net cash outflows from changes in working capital, primarily due to higher use of cash from Accounts payable and accrued liabilities, Operating lease right-of-use assets, Other current and long-term liabilities, Short- and long-term operating lease liabilities and Accounts receivable, partially offset by lower use of cash from Equipment installment plan receivables, Other current and long-term assets and Inventory.
•Net cash provided by operating activities includes the impact of $1.2 billion and $1.8 billion in net payments for Merger-related costs for the six months ended June 30, 2023 and 2022, respectively.

Investing Activities

Net cash used in investing activities decreased $1.1 billion, or 42%, for the three months ended and decreased $4.4 billion, or 58%, for the six months ended June 30, 2023.

The use of cash for the three months ended June 30, 2023, was primarily from:

•$2.8 billion in Purchases of property and equipment, including capitalized interest, from the accelerated build-out of our nationwide 5G network; partially offset by
•$1.3 billion in Proceeds related to beneficial interests in securitization transactions.

The use of cash for the six months ended June 30, 2023, was primarily from:

•$5.8 billion in Purchases of property and equipment, including capitalized interest, from the accelerated build-out of our nationwide 5G network; partially offset by
•$2.7 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash used in financing activities decreased $960 million, or 55%, for the three months ended and decreased $823 million, or 21%, for the six months ended June 30, 2023.

The use of cash for the three months ended June 30, 2023, was primarily from:

•$3.6 billion in Repurchases of common stock;
•$304 million in Repayments of financing lease obligations; and
•$223 million in Repayments of long-term debt; partially offset by
•$3.5 billion in Proceeds from issuance of long-term debt.

The use of cash for the six months ended June 30, 2023, was primarily from:

•$8.2 billion in Repurchases of common stock;
•$610 million in Repayments of financing lease obligations;
•$354 million in Repayments of long-term debt; and
•$257 million in Tax withholdings on share-based awards; partially offset by
•$6.5 billion in Proceeds from issuance of long-term debt.

Cash and Cash Equivalents

As of June 30, 2023, our Cash and cash equivalents were $6.6 billion compared to $4.5 billion at December 31, 2022.

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

The table below provides a reconciliation of Adjusted Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions, except percentages)	2023	2022	$	%	2023	2022	$	%
Net cash provided by operating activities	$4,355	$4,209	$146	3%	$8,406	$8,054	$352	4%
Cash purchases of property and equipment, including capitalized interest	(2,789)	(3,572)	783	(22)%	(5,790)	(6,953)	1,163	(17)%
Proceeds from sales of tower sites	2	—	2	NM	8	—	8	NM
Proceeds related to beneficial interests in securitization transactions	1,309	1,121	188	17%	2,654	2,306	348	15%
Adjusted Free Cash Flow	$2,877	$1,758	$1,119	64%	$5,278	$3,407	$1,871	55%
Net cash provided by operating activities margin (Net cash provided by operating activities divided by Service revenues)	28%	27%		100 bps	27%	26%		100 bps
Adjusted Free Cash Flow margin (Adjusted Free Cash Flow divided by Service revenues)	18%	11%		700 bps	17%	11%		600 bps
NM - Not Meaningful

Adjusted Free Cash Flow increased $1.1 billion, or 64%, for the three months ended and increased $1.9 billion, or 55%, for the six months ended June 30, 2023.

The increase for the three months ended June 30, 2023, was primarily impacted by the following:

•Lower Cash purchases of property and equipment, including capitalized interest, driven by increased capital efficiencies from accelerated investments in our nationwide 5G network in 2022;
•Higher Proceeds related to beneficial interests in securitization transactions, which were offset in Net cash provided by operating activities; and
•Higher Net cash provided by operating activities, as described above.
•Adjusted Free Cash Flow includes the impact of $728 million and $907 million in net payments for Merger-related costs for the three months ended June 30, 2023 and 2022, respectively.

The increase for the six months ended June 30, 2023, was primarily impacted by the following:

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
•Adjusted Free Cash Flow includes the impact of $1.2 billion and $1.8 billion in net payments for Merger-related costs for the six months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023 and 2022, there were no significant net cash proceeds from securitization.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $7.5 billion. As of June 30, 2023, there was no outstanding balance under the Revolving Credit Facility.

Subsequent to June 30, 2023, on July 25, 2023, we established an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program will supplement our other available external financing arrangements and proceeds are expected to be used for general corporate purposes. As of July 27, 2023, we have not issued any amount under this program.

Debt Financing

As of June 30, 2023, our total debt and financing lease liabilities were $80.3 billion, excluding our tower obligations, of which $70.1 billion was classified as long-term debt and $1.3 billion was classified as long-term financing lease liabilities.

During the six months ended June 30, 2023, we issued long-term debt for net proceeds of $6.5 billion and repaid short-term debt with an aggregate principal amount of $354 million.

For more information regarding our debt financing transactions, see Note 7 - Debt of the Notes to the Condensed Consolidated Financial Statements.

License Purchase Agreements

On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion. On March 30, 2023, we and the Sellers entered into Amended and Restated License Purchase Agreements pursuant to which we and the Sellers agreed to bifurcate the transaction into two tranches of licenses, with the closings on the acquisitions of certain licenses in Chicago, Dallas and New Orleans (together representing $492 million of the aggregate $3.5 billion cash consideration) being deferred in order to potentially expedite the regulatory approval process for the remainder of the licenses. We anticipate that the first closing will occur in late 2023 and that the second closing (on the deferred licenses) will occur in 2024.

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

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of June 30, 2023, we derecognized net receivables of $2.4 billion upon sale through these arrangements.

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

We determine future liquidity requirements for operations, capital expenditures and share repurchases based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum or repurchase shares. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses to comply with the Government Commitments, and we are also expected to incur substantially all of the remaining projected Merger-related costs of approximately $400 million, excluding capital expenditures, by the end of 2023, with the cash expenditure for the Merger-related costs extending beyond 2023. While we have assumed that a certain level of Merger-related expenses will be incurred, factors beyond our control, including required consultation and negotiation with certain counterparties, could affect the total amount or the timing of these expenses. There are a number of additional risks and uncertainties that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of June 30, 2023.

Financing Lease Facilities

We have uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. As of June 30, 2023, we have entered into $8.1 billion of financing leases under these financing lease facilities, of which $314 million and $552 million was executed during the three and six months ended June 30, 2023, respectively. We expect to enter into up to a total of $1.2 billion in financing lease commitments during the year ending December 31, 2023.

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

Stockholder Returns

We have never declared or paid any cash dividends on our common stock. However, we continue to evaluate alternatives for returning value to stockholders, and we could elect to declare dividends in the future.

On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023. During the three and six months ended June 30, 2023, we repurchased shares of our common stock for a total purchase price of $3.5 billion and $8.3 billion, respectively, all of which were purchased under the 2022 Stock Repurchase Program. As of June 30, 2023, we had up to $2.7 billion remaining under the 2022 Stock Repurchase Program.

Subsequent to June 30, 2023, from July 1, 2023, through July 21, 2023, we repurchased additional shares of our common stock for a total purchase price of $552 million. As of July 21, 2023, we had up to $2.2 billion remaining under the 2022 Stock Repurchase Program.

For additional information regarding the 2022 Stock Repurchase Program, see Note 10 – Repurchases of Common Stock of the Notes to the Condensed Consolidated Financial Statements.

Related Party Transactions

We have related party transactions associated with DT or its affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of July 21, 2023, DT held, directly or indirectly, approximately 51.4% of the outstanding T-Mobile common stock, with the remaining approximately 48.6% of the outstanding T-Mobile common stock held by SoftBank and other stockholders. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank and the Proxy, Lock-Up and ROFR Agreement, dated June 22, 2020, by and among DT, Claure Mobile LLC, and Marcelo Claure, DT has voting control, as of July 21, 2023, over approximately 55.2% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended June 30, 2023, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended June 30, 2023, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to five customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH, Golgohar Trade and Technology GmbH and International Trade and Industrial Technology ITRITEC GmbH. With respect to the first four of these customers, the services have been terminated or are in the process of being terminated. DT is currently evaluating the relationship its non-U.S. subsidiary has with International Trade and Technology ITRITEC GmbH. For the three months ended June 30, 2023, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended June 30, 2023, were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended June 30, 2023, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended June 30, 2023, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services during the three months ended June 30, 2023, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

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

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) are filed as Exhibits 31.1 and 31.2 to this Form 10-Q.

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

Our business involves the receipt, storage, and transmission of confidential information about our customers, such as sensitive personal, account and payment card information, confidential information about our employees and suppliers, and other sensitive information about our Company, such as our business plans, transactions, financial information, and intellectual property (collectively, “Confidential Information”). Additionally, to offer services to our customers and operate our business, we utilize a number of products and services, such as IT networks and systems, including those we own and operate as well as others provided by third-party providers, such as cloud services (collectively, “Systems”).

We are subject to persistent cyberattacks and threats to our business from a variety of bad actors, many of whom attempt to gain unauthorized access to and compromise Confidential Information and Systems. In some cases, the bad actors exploit bugs, errors, misconfigurations or other vulnerabilities in our Systems to obtain Confidential Information. In other cases, these bad actors may obtain unauthorized access to Confidential Information utilizing credentials taken from our customers, employees, or third-party providers through credential harvesting, social engineering or other means. Other bad actors aim to cause serious operational disruptions to our business and Systems through ransomware or distributed denial of services attacks.

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

Our procedures and safeguards to prevent unauthorized access to Confidential Information and to defend against cyberattacks seeking to disrupt our operations must be continually evaluated and enhanced to address the ever-evolving threat landscape and changing cybersecurity regulations. These preventative actions require the investment of significant resources and management time and attention. Additionally, we do not have control of the cybersecurity systems, breach prevention, and response protocols of our third-party providers. While T-Mobile may have contractual rights to assess the effectiveness of many of our providers’ systems and protocols, we do not have the means to know or assess the effectiveness of all of our providers’ systems and controls at all times. We cannot provide any assurances that actions taken by us, or our third-party providers, will adequately repel a significant cyberattack or prevent or substantially mitigate the impacts of cybersecurity breaches or misuses of Confidential Information, unauthorized access to our networks or systems or exploits against third-party environments, or that we, or our third-party providers, will be able to effectively identify, investigate, and remediate such incidents in a timely manner or at all. We expect to continue to be the target of cyberattacks, given the nature of our business, and we expect the same with respect to our third-party providers. We also expect that threat actors will continue to gain sophistication including in the use of tools and techniques (such as artificial intelligence) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, making it more challenging for us to identify, investigate and recover from future cyberattacks in a timely and effective manner. If we fail to protect Confidential Information or to prevent operational disruptions from future cyberattacks, there may be a material adverse effect on our business, reputation, financial condition, cash flows, and operating results.

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

In connection with the Transactions, we became subject to a number of legal proceedings, including a putative shareholder class action and derivative lawsuit and a putative antitrust class action. For more information, see “– Contingencies and Litigation – Litigation and Regulatory Matters” in Note 13 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements. It is possible that stockholders of T-Mobile and/or Sprint may file additional putative class action lawsuits or shareholder derivative actions against the Company and the legacy T-Mobile board of directors and/or the legacy Sprint board of directors. Among other remedies, these stockholders could seek damages. The outcome of any litigation is uncertain, and any such potential lawsuits could result in substantial costs and may be costly and distracting to management.

Additionally, on April 1, 2020, in connection with the closing of the Merger, we assumed the contingencies and litigation matters of Sprint. Those matters include a wide variety of disputes, claims, government agency investigations and enforcement actions and other proceedings. Unfavorable resolution of these matters could require us to make additional reimbursements and pay additional fines and penalties.

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

As a result of the August 2021 cyberattack, we are subject to numerous lawsuits, including consolidated class action lawsuits seeking unspecified monetary damages, mass consumer arbitrations, a shareholder derivative lawsuit and inquiries by various government agencies, law enforcement and other governmental authorities, and we may be subject to further regulatory inquiries and private litigation. We are cooperating fully with regulators and vigorously defending against the class actions and other lawsuits. On July 22, 2022, we entered into an agreement to settle the consolidated class action lawsuit. On June 29, 2023, the Court issued an order granting final approval of the settlement, which is subject to potential appeals. Under the terms of the settlement, we would pay an aggregate of $350 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. We would also commit to an aggregate incremental spend of $150 million for data security and related technology in 2022 and 2023. In connection with the class action settlement and other settlements of separate consumer claims that have been previously completed or are currently pending, we recorded a total pre-tax charge of approximately $400 million during the three months ended June 30, 2022. In light of the inherent uncertainties involved in such matters and based on the information currently available to us, we believe it is reasonably possible that we could incur additional losses associated with these proceedings and inquiries, and we will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. In addition, in connection with the January 2023 cyberattack, we have received notices of consumer class actions and regulatory inquires, to which we will continue to respond in due course. Ongoing legal and other costs related to these proceedings and inquiries, as well as any potential future proceedings and inquiries related to the August 2021 cyberattack and the January 2023 cyberattack, may be substantial, and losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries could be significant and have a material adverse impact on our business, reputation, financial condition, cash flows and operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended June 30, 2023:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1, 2023 - April 30, 2023	7,238,721	$147.62	7,238,721	$5,166
May 1, 2023 - May 31, 2023	10,318,210	140.53	10,318,210	3,716
June 1, 2023 - June 30, 2023	7,626,907	132.06	7,626,907	2,709
Total	25,183,838		25,183,838
(1)    On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023. The amounts presented represent the remaining shares authorized for purchase under the 2022 Stock Repurchase Program as of the end of the period.

On May 3, 2023, the SEC adopted amendments to modernize share repurchase disclosure requirements, including requiring issuers to disclose daily share repurchase activity in an exhibit to their Form 10-Q and Form 10-K. We will be required to comply with the amendments beginning with our first filing that covers the first full fiscal quarter that begins on October 1, 2023. We plan to apply the applicable amendments, including the discontinuation of the monthly share repurchase activity in this Item and replacing with daily share repurchase activity as an exhibit to our Form 10-Qs and Form 10-Ks, beginning in our Form 10-K for the year ending December 31, 2023.

See Note 10 - Repurchases of Common Stock of the Notes to the Condensed Consolidated Financial Statements for more information about our 2022 Stock Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2023, none of the Company’s directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.1	Seventh Supplemental Indenture, dated as of May 11, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.800% Senior Note due 2028.	8-K	5/11/2023	4.3
4.2	Eighth Supplemental Indenture, dated as of May 11, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/11/2023	4.4
4.3	Ninth Supplemental Indenture, dated as of May 11, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.750% Senior Note due 2054.	8-K	5/11/2023	4.5
10.1*	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the T-Mobile US, Inc. 2023 Incentive Award Plan.				X
10.2*	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Stock Settled) for Executive Officers under the T-Mobile US, Inc. 2023 Incentive Award Plan.				X
10.3*	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Cash Settled) for Executive Officers under the T-Mobile US, Inc. 2023 Incentive Award Plan.				X
10.4*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2023 Incentive Award Plan.				X
10.5*	T-Mobile US, Inc. 2023 Incentive Award Plan	DEF 14A	4/28/2023	Annex A
10.6*	T-Mobile US, Inc. Amended and Restated 2014 Employee Stock Purchase Plan	DEF 14A	4/28/2023	Annex B
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (the cover page XBRL tags)

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

July 27, 2023	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)