Form 10-Q
period 2023-09-30
T-Mobile US, Inc.
filed 2023-10-25
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 20, 2023
Common Stock, par value $0.00001 per share	1,156,475,060

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended September 30, 2023

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$5,030	$4,507
Accounts receivable, net of allowance for credit losses of $166 and $167	4,500	4,445
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $610 and $667	4,470	5,123
Inventory	1,685	1,884
Prepaid expenses	712	673
Other current assets	2,272	2,435
Total current assets	18,669	19,067
Property and equipment, net	41,080	42,086
Operating lease right-of-use assets	27,568	28,715
Financing lease right-of-use assets	3,390	3,257
Goodwill	12,234	12,234
Spectrum licenses	96,689	95,798
Other intangible assets, net	2,824	3,508
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $130 and $144	1,879	2,546
Other assets	4,246	4,127
Total assets	$208,579	$211,338
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$9,665	$12,275
Short-term debt	3,437	5,164
Deferred revenue	830	780
Short-term operating lease liabilities	3,545	3,512
Short-term financing lease liabilities	1,286	1,161
Other current liabilities	2,948	1,850
Total current liabilities	21,711	24,742
Long-term debt	70,365	65,301
Long-term debt to affiliates	1,496	1,495
Tower obligations	3,819	3,934
Deferred tax liabilities	12,900	10,884
Operating lease liabilities	28,677	29,855
Financing lease liabilities	1,273	1,370
Other long-term liabilities	3,640	4,101
Total long-term liabilities	122,170	116,940
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,262,375,765 and 1,256,876,527 shares issued, 1,161,979,708 and 1,233,960,078 shares outstanding	—	—
Additional paid-in capital	74,404	73,941
Treasury stock, at cost, 100,396,057 and 22,916,449 shares	(14,092)	(3,016)
Accumulated other comprehensive loss	(949)	(1,046)
Retained earnings (accumulated deficit)	5,335	(223)
Total stockholders' equity	64,698	69,656
Total liabilities and stockholders' equity	$208,579	$211,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2023	2022	2023	2022
Revenues
Postpaid revenues	$12,288	$11,548	$36,220	$34,194
Prepaid revenues	2,473	2,484	7,334	7,408
Wholesale and other service revenues	1,153	1,329	3,644	4,203
Total service revenues	15,914	15,361	47,198	45,805
Equipment revenues	3,076	3,855	9,964	12,679
Other revenues	262	261	918	814
Total revenues	19,252	19,477	58,080	59,298
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,886	3,712	8,863	11,499
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,249	4,982	12,925	16,036
Selling, general and administrative	5,334	5,118	16,031	16,030
Impairment expense	—	—	—	477
Loss (gain) on disposal group held for sale	—	1,071	(25)	1,071
Depreciation and amortization	3,187	3,313	9,500	10,389
Total operating expenses	15,656	18,196	47,294	55,502
Operating income	3,596	1,281	10,786	3,796
Other expense, net
Interest expense, net	(790)	(827)	(2,486)	(2,542)
Other income (expense), net	41	(3)	56	(35)
Total other expense, net	(749)	(830)	(2,430)	(2,577)
Income before income taxes	2,847	451	8,356	1,219
Income tax (expense) benefit	(705)	57	(2,053)	(106)
Net income	$2,142	$508	$6,303	$1,113

Net income	$2,142	$508	$6,303	$1,113
Other comprehensive income, net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $15, $13, $42 and $39	41	39	121	113
Unrealized (loss) gain on foreign currency translation adjustment, net of tax effect of $0, $0, $0 and $(1)	—	(7)	9	(11)
Amortization of actuarial gain, net of tax effect of $(11), $0, $(11) and $0	(33)	—	(33)	—
Other comprehensive income	8	32	97	102
Total comprehensive income	$2,150	$540	$6,400	$1,215
Earnings per share
Basic	$1.83	$0.40	$5.28	$0.89
Diluted	$1.82	$0.40	$5.26	$0.88
Weighted-average shares outstanding
Basic	1,171,336,373	1,253,873,429	1,194,497,722	1,252,783,140
Diluted	1,174,390,472	1,259,210,271	1,198,290,141	1,258,061,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Operating activities
Net income	$2,142	$508	$6,303	$1,113
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,187	3,313	9,500	10,389
Stock-based compensation expense	156	150	500	445
Deferred income tax expense (benefit)	671	(36)	1,985	73
Bad debt expense	228	239	663	760
Losses from sales of receivables	46	60	135	168
Impairment expense	—	—	—	477
Loss on remeasurement of disposal group held for sale	—	371	9	371
Changes in operating assets and liabilities
Accounts receivable	(1,046)	(1,224)	(3,828)	(3,781)
Equipment installment plan receivables	165	(77)	563	(801)
Inventory	(309)	(7)	182	384
Operating lease right-of-use assets	886	1,113	2,823	4,275
Other current and long-term assets	(135)	(334)	77	(450)
Accounts payable and accrued liabilities	208	342	(1,538)	319
Short- and long-term operating lease liabilities	(692)	(700)	(2,884)	(2,218)
Other current and long-term liabilities	(260)	550	(909)	587
Other, net	47	123	119	334
Net cash provided by operating activities	5,294	4,391	13,700	12,445
Investing activities
Purchases of property and equipment, including capitalized interest of $(66), $(16), $(94) and $(44)	(2,424)	(3,634)	(8,214)	(10,587)
Purchases of spectrum licenses and other intangible assets, including deposits	(119)	(360)	(225)	(3,319)
Proceeds from sales of tower sites	2	—	10	—
Proceeds related to beneficial interests in securitization transactions	1,131	1,308	3,785	3,614
Acquisition of companies, net of cash and restricted cash acquired	—	—	—	(52)
Other, net	17	131	36	138
Net cash used in investing activities	(1,393)	(2,555)	(4,608)	(10,206)
Financing activities
Proceeds from issuance of long-term debt	1,983	2,972	8,446	2,972
Repayments of financing lease obligations	(304)	(311)	(914)	(901)
Repayments of long-term debt	(4,474)	(132)	(4,828)	(3,145)
Repurchases of common stock	(2,681)	(557)	(10,891)	(557)
Tax withholdings on share-based awards	(10)	(10)	(267)	(225)
Other, net	(24)	(35)	(113)	(97)
Net cash (used in) provided by financing activities	(5,510)	1,927	(8,567)	(1,953)
Change in cash and cash equivalents, including restricted cash and cash held for sale	(1,609)	3,763	525	286
Cash and cash equivalents, including restricted cash and cash held for sale
Beginning of period	6,808	3,226	4,674	6,703
End of period	$5,199	$6,989	$5,199	$6,989
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of June 30, 2023	1,180,398,748	81,090,539	$(11,392)	$74,161	$(957)	$3,938	$65,750
Net income	—	—	—	—	—	2,142	2,142
Dividends declared ($0.65 per share)	—	—	—	—	—	(745)	(745)
Other comprehensive income	—	—	—	—	8	—	8
Stock-based compensation	—	—	—	169	—	—	169
Stock issued for employee stock purchase plan	708,049	—	—	84	—	—	84
Issuance of vested restricted stock units	231,246	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(76,318)	—	—	(10)	—	—	(10)
Repurchases of common stock	(19,313,159)	19,313,159	(2,702)	—	—	—	(2,702)
Other, net	31,142	(7,641)	2	—	—	—	2
Balance as of September 30, 2023	1,161,979,708	100,396,057	$(14,092)	$74,404	$(949)	$5,335	$64,698

Balance as of December 31, 2022	1,233,960,078	22,916,449	$(3,016)	$73,941	$(1,046)	$(223)	$69,656
Net income	—	—	—	—	—	6,303	6,303
Dividends declared ($0.65 per share)	—	—	—	—	—	(745)	(745)
Other comprehensive income	—	—	—	—	97	—	97
Stock-based compensation	—	—	—	509	—	—	509
Stock issued for employee stock purchase plan	1,771,475	—	—	210	—	—	210
Issuance of vested restricted stock units	5,397,316	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,823,566)	—	—	(267)	—	—	(267)
Repurchases of common stock	(77,460,937)	77,460,937	(11,073)	—	—	—	(11,073)
Other, net	135,342	18,671	(3)	11	—	—	8
Balance as of September 30, 2023	1,161,979,708	100,396,057	$(14,092)	$74,404	$(949)	$5,335	$64,698
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except shares)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2022	1,254,010,072	1,564,549	$(16)	$73,552	$(1,295)	$(2,207)	$70,034
Net income	—	—	—	—	—	508	508
Other comprehensive income	—	—	—	—	32	—	32
Stock-based compensation	—	—	—	165	—	—	165
Stock issued for employee stock purchase plan	802,361	—	—	89	—	—	89
Issuance of vested restricted stock units	219,301	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(67,575)	—	—	(10)	—	—	(10)
Repurchases of common stock	(4,892,315)	4,892,315	(669)	—	—	—	(669)
Other, net	32,582	(5,968)	—	1	—	—	1
Balance as of September 30, 2022	1,250,104,426	6,450,896	$(685)	$73,797	$(1,263)	$(1,699)	$70,150

Balance as of December 31, 2021	1,249,213,681	1,537,468	$(13)	$73,292	$(1,365)	$(2,812)	$69,102
Net income	—	—	—	—	—	1,113	1,113
Other comprehensive income	—	—	—	—	102	—	102
Stock-based compensation	—	—	—	490	—	—	490
Stock issued for employee stock purchase plan	2,079,086	—	—	227	—	—	227
Issuance of vested restricted stock units	5,380,712	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,772,442)	—	—	(225)	—	—	(225)
Repurchases of common stock	(4,892,315)	4,892,315	(669)	—	—	—	(669)
Other, net	95,704	21,113	(3)	13	—	—	10
Balance as of September 30, 2022	1,250,104,426	6,450,896	$(685)	$73,797	$(1,263)	$(1,699)	$70,150
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

On September 6, 2022, Sprint Communications LLC, a Kansas limited liability company and wholly owned subsidiary of the Company (“Sprint Communications”), Sprint LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, and Cogent Infrastructure, Inc., a Delaware corporation (the “Buyer”) and wholly owned subsidiary of Cogent Communications Holdings, Inc., entered into a Membership Interest Purchase Agreement (the “Wireline Sale Agreement”), pursuant to which the Buyer agreed to acquire the U.S. long-haul fiber network and operations (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Wireline Business”). Such transactions contemplated by the Wireline Sale Agreement are collectively referred to as the “Wireline Transaction.” On May 1, 2023, the Buyer and the Company completed the Wireline Transaction (the “Closing”).

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

Dividends

On September 6, 2023, our Board of Directors authorized a stockholder return program of up to $19.0 billion that will run through December 31, 2024 (the “2023-2024 Stockholder Return Program”). The 2023-2024 Stockholder Return Program is expected to consist of additional repurchases of shares of our common stock and the payment of cash dividends. The amount available under the 2023-2024 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared by us.

Dividends declared are included as a reduction to Retained earnings on our Condensed Consolidated Balance Sheets. We recognize a liability for dividends declared but for which cash has not been paid in Other current liabilities on our Condensed Consolidated Balance Sheets. Dividend cash payments to stockholders will be included in Net cash (used in) provided by financing activities on our Condensed Consolidated Statements of Cash Flows. See Note 10 - Stockholder Return Programs for more information about our 2023-2024 Stockholder Return Program.

Index for Notes to the Condensed Consolidated Financial Statements
Accounting Pronouncements Adopted During the Current Year

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The standard eliminates the accounting guidance within ASC 310-40 for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. As of January 1, 2023, we have adopted this standard, and it was applied prospectively after this date. This standard did not have a material impact on our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023.

Note 2 – Business Combination

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement for the acquisition of 100% of the outstanding equity of Ka’ena Corporation and its subsidiaries including, among others, Mint Mobile LLC, for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock. The purchase price is variable dependent upon specified performance indicators of Ka’ena Corporation during certain periods before and after closing and consists of an upfront payment at closing of the transaction, subject to certain agreed-upon adjustments, and a variable earnout payable 24 months after closing of the transaction. Our estimate of the upfront payment is subject to Ka’ena Corporation’s underlying business performance and the timing of transaction close, and has been updated to $1.2 billion, before working capital adjustments. The acquisition is subject to certain customary closing conditions, including certain regulatory approvals, and is expected to close by the end of the first quarter of 2024.

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

We consider the need to adjust our estimate of credit losses for reasonable and supportable forecasts of future macroeconomic conditions. To do so, we monitor external forecasts of changes in real U.S. gross domestic product and forecasts of consumer credit behavior for comparable credit exposures. We also periodically evaluate other macroeconomic indicators, such as unemployment rates, to assess their level of correlation with our historical credit loss statistics.

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

EIP receivables had a combined weighted-average effective interest rate of 9.9% and 8.0% as of September 30, 2023, and December 31, 2022, respectively.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	September 30, 2023	December 31, 2022
EIP receivables, gross	$7,089	$8,480
Unamortized imputed discount	(453)	(483)
EIP receivables, net of unamortized imputed discount	6,636	7,997
Allowance for credit losses	(287)	(328)
EIP receivables, net of allowance for credit losses and imputed discount	$6,349	$7,669
Classified on our condensed consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$4,470	$5,123
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	1,879	2,546
EIP receivables, net of allowance for credit losses and imputed discount	$6,349	$7,669

Many of our loss estimation techniques rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of September 30, 2023:

	Originated in 2023		Originated in 2022		Originated prior to 2022		Total EIP Receivables, Net of Unamortized Imputed Discounts
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Total
Current - 30 days past due	$2,419	$1,355	$1,305	$896	$368	$175	$4,092	$2,426	$6,518
31 - 60 days past due	8	18	7	12	2	2	17	32	49
61 - 90 days past due	5	12	5	10	1	1	11	23	34
More than 90 days past due	5	9	5	11	2	3	12	23	35
EIP receivables, net of unamortized imputed discount	$2,437	$1,394	$1,322	$929	$373	$181	$4,132	$2,504	$6,636

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

Index for Notes to the Condensed Consolidated Financial Statements
The following table presents write-offs of our EIP receivables by year of origination for the nine months ended September 30, 2023:

(in millions)	Originated in 2023	Originated in 2022	Originated prior to 2022	Total Write-offs
Write-offs	$84	$243	$54	$381

Activity for the nine months ended September 30, 2023 and 2022, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	September 30, 2023			September 30, 2022
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$167	$811	$978	$146	$630	$776
Bad debt expense	322	341	663	305	455	760
Write-offs	(323)	(381)	(704)	(290)	(375)	(665)
Change in imputed discount on short-term and long-term EIP receivables	N/A	120	120	N/A	146	146
Impact on the imputed discount from sales of EIP receivables	N/A	(151)	(151)	N/A	(107)	(107)
Allowance for credit losses and imputed discount, end of period	$166	$740	$906	$161	$749	$910

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of September 30, 2023. In connection with the sales of certain service accounts receivable and EIP receivables pursuant to the sale arrangements, we have deferred purchase price assets included on our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

Note 4 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP sale arrangement”), which has been revised and extended from time to time. As of both September 30, 2023, and December 31, 2022, the EIP sale arrangement provided funding of $1.3 billion.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, included on our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	September 30, 2023	December 31, 2022
Other current assets	$368	$344
Other assets	114	136

Index for Notes to the Condensed Consolidated Financial Statements
Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). On February 28, 2023, we extended the scheduled expiration date of the service receivable sale arrangement to February 27, 2024. As of both September 30, 2023, and December 31, 2022, the service receivable sale arrangement provided funding of $775 million.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included on our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	September 30, 2023	December 31, 2022
Other current assets	$210	$214
Other current liabilities	355	389

Sales of Receivables

The following table summarizes the impact of the sale of certain service accounts receivable and EIP receivables on our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2023	December 31, 2022
Derecognized net service accounts receivable and EIP receivables	$2,426	$2,410
Other current assets	578	558
of which, deferred purchase price	576	556
Other long-term assets	114	136
of which, deferred purchase price	114	136
Other current liabilities	355	389
Net cash proceeds since inception	1,604	1,697
Of which:
Change in net cash proceeds during the year-to-date period	(93)	(57)
Net cash proceeds funded by reinvested collections	1,697	1,754

At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including estimated customer default rates. As of September 30, 2023, and December 31, 2022, our deferred purchase price related to the sales of service accounts receivable and EIP receivables was $690 million and $692 million, respectively.

We recognized losses from sales of receivables, including changes in fair value of the deferred purchase price, of $46 million and $60 million for the three months ended September 30, 2023 and 2022, respectively, and $135 million and $168 million for the nine months ended September 30, 2023 and 2022, respectively, in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

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

Index for Notes to the Condensed Consolidated Financial Statements
the direction of the purchasers of the sold receivables, we apply the same policies and procedures while servicing the sold receivables as we apply to our owned receivables, and we continue to maintain normal relationships with our customers.

Note 5 – Spectrum License Transactions

The following table summarizes our spectrum license activity for the nine months ended September 30, 2023:

(in millions)	2023
Spectrum licenses, beginning of year	$95,798
Spectrum license acquisitions	85
Spectrum licenses transferred to held for sale	(2)
Costs to clear spectrum (1)	808
Spectrum licenses, end of period	$96,689
(1)As of September 30, 2023, $767 million is included in Other current liabilities on our Condensed Consolidated Balance Sheets related to accrued spectrum clearing costs.

Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits, on our Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2023.

Spectrum Transactions

In September 2022, the Federal Communications Commission (“FCC”) announced that we were the winning bidder of 7,156 licenses in Auction 108 (2.5 GHz spectrum) for an aggregate price of $304 million. At inception of Auction 108 in June 2022, we deposited $65 million. We paid the FCC the remaining $239 million for the licenses won in the auction in September 2022. The aggregate cash payments made to the FCC are included in Other assets on our Condensed Consolidated Balance Sheets as of September 30, 2023, and will remain there until the corresponding licenses are received. The timing of when the licenses will be issued will be determined by the FCC after all post-auction procedures have been completed, and the FCC Chairwoman has stated that it is subject to the restoration of auction authority to the FCC by Congress.

As of September 30, 2023, the activities that are necessary to get the 3.45 GHz and 2.5 GHz spectrum, acquired pursuant to FCC Auctions 110 and 108, ready for its intended use have not begun; as such, capitalization of the interest associated with the costs of deploying these spectrum licenses has not begun. During the three months ended September 30, 2023, we began capitalizing interest on the costs of our C-band spectrum licenses, acquired pursuant to FCC Auction 107, as we have begun development activities necessary to prepare the spectrum for its intended use.

License Purchase Agreements

DISH Network Corporation

On July 1, 2020, we and DISH Network Corporation (“DISH”) entered into a license purchase agreement (the “DISH License Purchase Agreement”) pursuant to which DISH agreed to purchase certain 800 MHz spectrum licenses for a total of approximately $3.6 billion. The closing of the sale of spectrum under the DISH License Purchase Agreement remains subject to FCC approval. Subsequent to September 30, 2023, on October 15, 2023, we and DISH entered into an amendment (the “LPA Amendment”) to the DISH License Purchase Agreement pursuant to which, among other things, the parties agreed that (1) DISH will pay us a $100 million non-refundable extension fee (in lieu of the approximately $72 million termination fee that had previously been agreed to), (2) the closing for the purchase of the spectrum licenses by DISH will occur no later than April 1, 2024, (3) if DISH has not purchased the spectrum licenses by such date for any reason (including failure to receive the required FCC approval prior to such date), then the DISH License Purchase Agreement will automatically terminate, and we will retain the $100 million extension fee, (4) if DISH does purchase the spectrum by April 1, 2024, the $100 million extension fee will be credited against the $3.6 billion purchase price, and (5) permits us to commence auction of the spectrum prior to April 1, 2024 at our discretion (and subject to DISH’s purchase right). The LPA Amendment was approved by the Court and became effective on October 23, 2023.

If DISH does not, by April 1, 2024, purchase the 800 MHz spectrum licenses, we are required, unless otherwise approved under the final judgment agreed to by us, Deutsche Telekom AG (“DT”), Sprint Corporation, now known as Sprint LLC (“Sprint”), SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, to offer the licenses for sale through an auction. If the specified minimum price of $3.6 billion is not met in the auction, we would be relieved of the obligation to sell the licenses.

Index for Notes to the Condensed Consolidated Financial Statements
Channel 51 License Co LLC and LB License Co, LLC

On August 8, 2022, we, Channel 51 License Co LLC and LB License Co, LLC (together with Channel 51 License Co LLC, the “Sellers”) entered into License Purchase Agreements pursuant to which we will acquire spectrum in the 600 MHz band from the Sellers in exchange for total cash consideration of $3.5 billion. The licenses will be acquired without any associated networks and are currently being utilized by us through exclusive leasing arrangements with the Sellers.

On March 30, 2023, we and the Sellers entered into Amended and Restated License Purchase Agreements pursuant to which we and the Sellers agreed to separate the transaction into two tranches of licenses, with the closings on the acquisitions of certain licenses in Chicago, Dallas and New Orleans being deferred in order to potentially expedite the regulatory approval process for the remainder of the licenses. Subsequently, on August 25, 2023, we and the Sellers entered into Amendments No. 1 to the Amended and Restated License Purchase Agreements, which deferred the closings of certain additional licenses in Chicago and Dallas into the second closing tranche. Together, the licenses with closings deferred into the second closing tranche represent $1.1 billion of the aggregate $3.5 billion cash consideration. The licenses being acquired by us, and the total consideration being paid for the licenses, remains the same under the original License Purchase Agreements and subsequent amendments.

We anticipate that the first closing will occur no earlier than the first half of 2024 and that the second closing (on the deferred licenses) will occur in late 2024 or early 2025.

The parties have agreed that each of the closings will occur within 180 days after the receipt of the applicable required regulatory approvals, and payment of each portion of the aggregate $3.5 billion purchase price will occur no later than 40 days after the date of each respective closing.

Comcast Corporation

On September 12, 2023, we entered into a License Purchase Agreement with Comcast Corporation and its affiliate, Comcast OTR1, LLC (together with Comcast Corporation, “Comcast”), pursuant to which we will acquire spectrum in the 600 MHz band from Comcast in exchange for total cash consideration of between $1.2 billion and $3.3 billion, subject to an application for FCC approval. The licenses will be acquired without any associated networks. We anticipate the closing will occur in the first half of 2028.

The final purchase price will be determined, in the aggregate and on a per license basis, based on the set of licenses subject to the License Purchase Agreement at the time the parties make required transfer filings with the FCC. Prior to the time of such filings, Comcast has the right to remove any or all of a certain specified subset of the licenses, totaling $2.1 billion (the “Optional Sale Licenses”), from the License Purchase Agreement. The removal of any Optional Sale Licenses would reduce the final purchase price by the assigned value of each such license, from the maximum purchase price of $3.3 billion.

The licenses are subject to an exclusive leasing arrangement between us and Comcast entered into contemporaneously with the License Purchase Agreement. If Comcast elects to remove an Optional Sale License from the License Purchase Agreement, the associated lease for such Optional Sale License will terminate, but no sooner than two years from the date of the License Purchase Agreement (with us having a minimum period of time after any such termination to cease transmitting on such license’s associated spectrum).

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

We did not have any significant derivative instruments outstanding as of September 30, 2023, or December 31, 2022.

Interest Rate Lock Derivatives

In April 2020, we terminated our interest rate lock derivatives entered into in October 2018.

Aggregate changes in the fair value of the interest rate lock derivatives, net of tax and amortization, of $1.2 billion and $1.3 billion are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022, respectively.

For the three months ended September 30, 2023 and 2022, $55 million and $51 million, respectively, and for the nine months ended September 30, 2023 and 2022, $163 million and $151 million, respectively, were amortized from Accumulated other comprehensive loss into Interest expense, net, on our Condensed Consolidated Statements of Comprehensive Income. We expect to amortize $232 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending September 30, 2024.

Deferred Purchase Price Assets

In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. See Note 4 – Sales of Certain Receivables for further information.

The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included on our Condensed Consolidated Balance Sheets, were $690 million and $692 million as of September 30, 2023, and December 31, 2022, respectively.

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates and ABS Notes. The fair value estimates were based on information available as of September 30, 2023, and December 31, 2022. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Index for Notes to the Condensed Consolidated Financial Statements
The carrying amounts and fair values of our short-term and long-term debt included on our Condensed Consolidated Balance Sheets were as follows:

(in millions)	Level within the Fair Value Hierarchy	September 30, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount (1)	Fair Value (1)
Liabilities:
Senior Notes to third parties	1	$70,542	$61,198	$66,582	$59,011
Senior Notes to affiliates	2	1,496	1,439	1,495	1,460
Senior Secured Notes to third parties	1	2,513	2,407	3,117	2,984
ABS Notes to third parties	2	747	739	746	744
(1)     Excludes $20 million as of December 31, 2022, in other financial liabilities as the carrying values approximate fair value, primarily due to the short-term maturities of these instruments.

Note 7 – Debt

The following table sets forth the debt balances and activity as of, and for the nine months ended, September 30, 2023:

(in millions)	December 31, 2022	Proceeds from Issuances and Borrowings (1)	Note Redemptions (1)	Repayments	Reclassifications (1)	Other (2)	September 30, 2023
Short-term debt	$5,164	$—	$(4,250)	$(578)	$3,236	$(135)	$3,437
Long-term debt	65,301	8,446	—	—	(3,236)	(146)	70,365
Total debt to third parties	70,465	8,446	(4,250)	(578)	—	(281)	73,802
Long-term debt to affiliates	1,495	—	—	—	—	1	1,496
Total debt	$71,960	$8,446	$(4,250)	$(578)	$—	$(280)	$75,298
(1)Issuances and borrowings, note redemptions and reclassifications are recorded net of accrued or paid issuance costs, discounts and premiums.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 4.0% and 3.8% on weighted-average debt outstanding of $77.2 billion and $71.6 billion for the three months ended September 30, 2023 and 2022, respectively, and 4.0% and 3.9% on weighted-average debt outstanding of $75.5 billion and $72.4 billion for the nine months ended September 30, 2023 and 2022, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt to third parties and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Issuances and Borrowings

During the nine months ended September 30, 2023, we issued the following Senior Notes:

(in millions)	Principal Issuances	Premiums/Discounts and Issuance Costs, Net	Net Proceeds from Issuance of Long-Term Debt	Issue Date
4.950% Senior Notes due 2028	$1,000	$(6)	$994	February 9, 2023
5.050% Senior Notes due 2033	1,250	(9)	1,241	February 9, 2023
5.650% Senior Notes due 2053	750	26	776	February 9, 2023
4.800% Senior Notes due 2028	900	(5)	895	May 11, 2023
5.050% Senior Notes due 2033	1,350	(28)	1,322	May 11, 2023
5.750% Senior Notes due 2054	1,250	(16)	1,234	May 11, 2023
5.750% Senior Notes due 2034	1,000	(6)	994	September 14, 2023
6.000% Senior Notes due 2054	1,000	(10)	990	September 14, 2023
Total of Senior Notes issued	$8,500	$(54)	$8,446

Index for Notes to the Condensed Consolidated Financial Statements
Note Redemptions and Repayments

During the nine months ended September 30, 2023, we made the following redemption and repayments:

(in millions)	Principal Amount	Repayment Date
7.875% Senior Notes due 2023	$4,250	September 15, 2023
Total Redemptions	$4,250

4.738% Secured Series 2018-1 A-1 Notes due 2025	$394	Various
5.152% Series 2018-1 A-2 Notes due 2028	184	Various
Total Repayments	$578

Asset-backed Notes

Our ABS Notes are secured by $983 million of gross EIP receivables and future collections on such receivables. The ABS Notes issued and the assets securing this debt are included on our Condensed Consolidated Balance Sheets.

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

The following table summarizes the carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets with respect to the ABS Entities:

(in millions)	September 30, 2023	December 31, 2022

Assets
Equipment installment plan receivables, net	$767	$652
Equipment installment plan receivables due after one year, net	151	281
Other current assets	94	73
Liabilities
Accounts payable and accrued liabilities	$1	$1
Long-term debt	747	746

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

Commercial Paper

On July 25, 2023, we established an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements, and proceeds are expected to be used for general corporate purposes. As of September 30, 2023, there was no outstanding balance under this program.

Index for Notes to the Condensed Consolidated Financial Statements
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

Index for Notes to the Condensed Consolidated Financial Statements
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

The following table summarizes the balances associated with both of the tower arrangements on our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2023	December 31, 2022
Property and equipment, net	$2,259	$2,379
Tower obligations	3,819	3,934
Other long-term liabilities	554	554

Future minimum payments related to the tower obligations are approximately $432 million for the 12-month period ending September 30, 2024, $780 million in total for both of the 12-month periods ending September 30, 2025 and 2026, $804 million in total for both of the 12-month periods ending September 30, 2027 and 2028, and $4.2 billion in total thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $244 million in our Operating lease liabilities as of September 30, 2023.

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

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Postpaid service revenues
Postpaid phone revenues	$10,942	$10,481	$32,393	$31,119
Postpaid other revenues	1,346	1,067	3,827	3,075
Total postpaid service revenues	$12,288	$11,548	$36,220	$34,194

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

Index for Notes to the Condensed Consolidated Financial Statements
Contract Balances

The contract asset and contract liability balances from contracts with customers as of September 30, 2023, and December 31, 2022, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2022	$534	$748
Balance as of September 30, 2023	617	814
Change	$83	$66

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

Contract asset balances increased primarily due to an increase in promotions with an extended service contract, partially offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of approximately $490 million and $356 million as of September 30, 2023, and December 31, 2022, respectively, was included in Other current assets on our Condensed Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers. Contract liabilities are primarily included in Deferred revenue on our Condensed Consolidated Balance Sheets.

Revenues for the three and nine months ended September 30, 2023 and 2022 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Amounts included in the beginning of year contract liability balance	$24	$17	$730	$702

Remaining Performance Obligations

As of September 30, 2023, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.5 billion. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of September 30, 2023, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $395 million, $2.0 billion and $4.2 billion for 2023, 2024, and 2025 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to eight years.

Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $2.1 billion and $1.9 billion as of September 30, 2023, and December 31, 2022, respectively, and is included in Other assets on our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income were $468 million and $375 million for the three months ended September 30, 2023 and 2022, respectively, and $1.3 billion and $1.1 billion for the nine months ended September 30, 2023 and 2022, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and nine months ended September 30, 2023 and 2022.

Index for Notes to the Condensed Consolidated Financial Statements
Note 10 – Stockholder Return Programs

2022 Stock Repurchase Program

On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023 (the “2022 Stock Repurchase Program”). During the three months ended September 30, 2023, we repurchased 19,313,159 shares of our common stock at an average price per share of $138.48 for a total purchase price of $2.7 billion, and during the nine months ended September 30, 2023, we repurchased 77,460,937 shares of our common stock at an average price per share of $141.57 for a total purchase price of $11.0 billion, all of which were purchased under the 2022 Stock Repurchase Program. All shares purchased during the nine months ended September 30, 2023, were purchased at market price.

2023-2024 Stockholder Return Program

On September 6, 2023, our Board of Directors authorized our 2023-2024 Stockholder Return Program of up to $19.0 billion that will run through December 31, 2024. The 2023-2024 Stockholder Return Program is expected to consist of additional repurchases of shares of our common stock and the payment of cash dividends. The amount available under the 2023-2024 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared by us.

Under the 2023-2024 Stockholder Return Program, share repurchases can be made from time to time using a variety of methods, which may include open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing and amount of any share repurchases, and the specific timing and amount of any dividend payments, under the 2023-2024 Stockholder Return Program will depend on prevailing share prices, general economic and market conditions, Company performance, and other considerations. In addition, the specific timing and amount of any dividend payments are subject to being declared on future dates by our Board of Directors in its sole discretion. The 2023-2024 Stockholder Return Program does not obligate us to acquire any particular amount of common stock or to declare and pay any particular amount of dividends, and the 2023-2024 Stockholder Return Program may be suspended or discontinued at any time at our discretion.

On September 25, 2023, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding common stock, which is payable on December 15, 2023, to stockholders of record as of the close of business on December 1, 2023. As of September 30, 2023, $745 million for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets, of which $393 million is payable to DT.

During the three and nine months ended September 30, 2023, we did not repurchase any shares of our common stock under the 2023-2024 Stockholder Return Program. As of September 30, 2023, we had up to $18.3 billion remaining under the 2023-2024 Stockholder Return Program.

Subsequent to September 30, 2023, from October 1, 2023, through October 20, 2023, we repurchased 5,515,568 shares of our common stock at an average price per share of $139.76 for a total purchase price of $771 million. As of October 20, 2023, we had up to $17.5 billion remaining under the 2023-2024 Stockholder Return Program.

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

Index for Notes to the Condensed Consolidated Financial Statements
Company $61 million at Closing. The Closing of the Wireline Transaction did not have a significant impact on the Loss (gain) on disposal group held for sale on our Condensed Consolidated Statements of Comprehensive Income.

The present value of the $700 million liability for fees payable for IP transit services was recognized and treated as part of the consideration exchanged with the Buyer to complete the disposal transaction, as there is a remote likelihood we will use any more than a de minimis amount of the services under the IP transit services agreement. Therefore, we concluded the cash payment obligations under the IP transit services agreement were part of the consideration paid to the Buyer to facilitate the sale of the Wireline Business, and therefore, included in measuring the fair value less costs to sell of the Wireline Business disposal group. As of September 30, 2023, $246 million and $275 million of this liability, including accrued interest, is presented within Other current liabilities and Other long-term liabilities, respectively, on our Condensed Consolidated Balance Sheets in accordance with the expected timing of the related payments. As of September 30, 2023, $30 million and $31 million for contractual and other payments associated with the Wireline Transaction are presented within Other current liabilities and Other long-term liabilities, respectively, on our Condensed Consolidated Balance Sheets in accordance with the expected timing of the related payments.

We recognized a pre-tax gain of $25 million during the nine months ended September 30, 2023, and a pre-tax loss of $1.1 billion during the three and nine months ended September 30, 2022, which are included within Loss (gain) on disposal group held for sale on our Condensed Consolidated Statements of Comprehensive Income. There was no gain or loss on disposal group held for sale for the three months ended September 30, 2023.

We do not consider the sale of the Wireline Business to be a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore the Wireline Business did not qualify for reporting as a discontinued operation.

2022 Wireline Impairment

During the second quarter of 2022, we determined that the retirement of the legacy Sprint CDMA and LTE wireless networks triggered the need to assess the Wireline long-lived assets for impairment, as these assets no longer support our wireless network and the associated customers and cash flows in a significant manner. The results of this assessment indicated that certain Wireline long-lived assets were impaired, and as a result, we recorded noncash impairment expense of $477 million during the nine months ended September 30, 2022, all of which relates to the impairment recognized during the three months ended June 30, 2022, of which $258 million was related to Wireline Property and equipment, $212 million was related to Operating lease right-of-use assets and $7 million was related to Other intangible assets. The expense is included within Impairment expense on our Condensed Consolidated Statements of Comprehensive Income. There was no impairment expense recognized for the three and nine months ended September 30, 2023.

Note 12 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2023	2022	2023	2022
Net income	$2,142	$508	$6,303	$1,113

Weighted-average shares outstanding – basic	1,171,336,373	1,253,873,429	1,194,497,722	1,252,783,140
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	3,054,099	5,336,842	3,792,419	5,278,338
Weighted-average shares outstanding – diluted	1,174,390,472	1,259,210,271	1,198,290,141	1,258,061,478

Earnings per share – basic	$1.83	$0.40	$5.28	$0.89
Earnings per share – diluted	$1.82	$0.40	$5.26	$0.88

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	122,700	50,004	133,137	79,122
SoftBank contingent consideration (1)	48,751,557	48,751,557	48,751,557	48,751,557
(1)     Represents the weighted-average SoftBank Specified Shares Amount that is contingently issuable from the Merger date of April 1, 2020, pursuant to a letter agreement dated February 20, 2020, between T-Mobile, SoftBank and DT (the “Letter Agreement”).

Index for Notes to the Condensed Consolidated Financial Statements
As of September 30, 2023, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of September 30, 2023 and 2022. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

The SoftBank Specified Shares Amount of 48,751,557 shares of T-Mobile common stock was determined to be contingent consideration for the Merger and is not dilutive until the defined volume-weighted average price per share is reached.

The issuance of the SoftBank Specified Shares Amount is contingent on the trailing 45-trading-day volume-weighted average price per share of T-Mobile common stock on the NASDAQ Global Select Market being equal to or greater than $150.00 (the “Threshold Price”), at any time during the period commencing on April 1, 2022, and ending on December 31, 2025 (the “Measurement Period”). In accordance with the terms of the Letter Agreement, the Threshold Price is subject to downward adjustment by the per share amount of any cash dividends or other cash distributions declared or paid on our common stock during the Measurement Period. As of September 30, 2023, the Threshold Price is $149.35 and will automatically further adjust upon the declaration of any future cash dividends as provided in the Letter Agreement.

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

Our purchase commitments are approximately $4.7 billion for the 12-month period ending September 30, 2024, $4.3 billion in total for both of the 12-month periods ending September 30, 2025 and 2026, $2.7 billion in total for both of the 12-month periods ending September 30, 2027 and 2028, and $2.3 billion in total thereafter. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement for the acquisition of 100% of the outstanding equity of Ka’ena Corporation and its subsidiaries including, among others, Mint Mobile LLC, for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock. Our estimate of the upfront payment is subject to Ka’ena Corporation’s underlying business performance and the timing of transaction close, and has been updated to $1.2 billion, before working capital adjustments. The agreement remains subject to regulatory approval, and the estimated purchase price is excluded from our reported purchase commitments above. See Note 2 – Business Combination for additional details.

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

Our spectrum lease and service credit commitments, including renewal periods, are approximately $303 million for the 12-month period ending September 30, 2024, $602 million in total for both of the 12-month periods ending September 30, 2025 and 2026, $666 million in total for both of the 12-month periods ending September 30, 2027 and 2028, and $4.4 billion in total thereafter.

On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion. The licenses are currently being utilized by us through exclusive leasing arrangements with the Sellers. On March 30, 2023, we and the Sellers entered into Amended and Restated License Purchase Agreements pursuant to which we and the Sellers agreed to separate the transaction into two tranches of licenses, with the closings on the acquisitions of certain licenses in Chicago, Dallas and New Orleans being deferred in order to potentially expedite the regulatory approval process for the remainder of the licenses. Subsequently, on August 25, 2023, we and the Sellers entered into Amendments No. 1 to the Amended and Restated License Purchase Agreements, which deferred the closings of certain additional licenses in Chicago and Dallas into the second closing

Index for Notes to the Condensed Consolidated Financial Statements
tranche. Together, the licenses with closings deferred into the second closing tranche represent approximately $1.1 billion of the aggregate $3.5 billion cash consideration. The agreements remain subject to regulatory approval and are excluded from our reported purchase commitments above. See Note 5 – Spectrum License Transactions for additional details.

On September 12, 2023, we entered into a License Purchase Agreement with Comcast pursuant to which we will acquire spectrum in the 600 MHz band from Comcast in exchange for total cash consideration of between $1.2 billion and $3.3 billion, subject to an application for FCC approval. The licenses are subject to an exclusive leasing arrangement between us and Comcast entered into contemporaneously with the License Purchase Agreement. The agreement remains subject to regulatory approval and is excluded from our reported purchase commitments above. See Note 5 – Spectrum License Transactions for additional details.

Merger Commitments

In connection with the regulatory proceedings and approvals of the Merger pursuant to a Business Combination Agreement with Sprint and the other parties named therein (as amended, the “Business Combination Agreement”) and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) we have commitments and other obligations to various state and federal agencies and certain nongovernmental organizations, including pursuant to the Consent Decree agreed to by us, DT, Sprint, SoftBank and DISH and entered by the U.S. District Court for the District of Columbia, and the FCC’s memorandum opinion and order approving our applications for approval of the Merger. These commitments and obligations include, among other things, extensive 5G network build-out commitments, obligations to deliver high-speed wireless services to the vast majority of Americans, including Americans residing in rural areas, and the marketing of an in-home broadband product where spectrum capacity is available. Other commitments relate to national security, pricing, service, employment and support of diversity initiatives. Many of the commitments specify time frames for compliance and reporting. Failure to fulfill our obligations and commitments in a timely manner could result in substantial fines, penalties, or other legal and administrative actions.

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

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. In the first quarter of 2020, we recorded an accrual for an estimated payment amount. We maintained the accrual as of September 30, 2023, and that accrual was included in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

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

We note that pursuant to Amendment No. 2, dated as of February 20, 2020, to the Business Combination Agreement, dated as of April 29, 2018, by and among the Company, Sprint and the other parties named therein, SoftBank agreed to indemnify us against certain specified matters and losses, including those relating to the Lifeline matters described above. Resolution of these matters could require us to make additional reimbursements and pay additional fines and penalties, which we do not expect to have a significant impact on our financial results. We expect that any additional liabilities related to these indemnified matters would be indemnified and reimbursed by SoftBank.

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

As a result of the August 2021 cyberattack, we have become subject to numerous lawsuits, including mass arbitration claims and multiple class action lawsuits that have been filed in numerous jurisdictions seeking, among other things, unspecified monetary damages, costs and attorneys’ fees arising out of the August 2021 cyberattack. In December 2021, the Judicial Panel on Multidistrict Litigation consolidated the federal class action lawsuits in the U.S. District Court for the Western District of Missouri under the caption In re: T-Mobile Customer Data Security Breach Litigation, Case No. 21-md-3019-BCW. On July 22, 2022, we entered into an agreement to settle the lawsuit. On June 29, 2023, the Court issued an order granting final approval of the settlement, which is subject to potential appeals. Under the terms of the settlement, we would pay an aggregate of $350 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. We would also commit to an aggregate incremental spend of $150 million for data security and related technology in 2022 and 2023. We previously paid $35 million for claims administration purposes. On July 31, 2023, a class member filed an appeal to the final approval order challenging the Court’s award of attorneys’ fees to class counsel. We expect the remaining portion of the $350 million settlement payment to fund claims to be made once that appeal is resolved. We anticipate that, upon exhaustion of any appeals, the settlement will provide a full release of all claims arising out of the August 2021 cyberattack by class members who do not opt out, against all defendants, including us, our subsidiaries and affiliates, and our directors and officers. The settlement contains no admission of liability, wrongdoing or responsibility by any of the defendants. We have the right to terminate the settlement agreement under certain conditions.

We anticipate that this settlement of the class action, along with other settlements of separate consumer claims that have been previously completed or are currently pending, will resolve substantially all of the claims brought to date by our current, former and prospective customers who were impacted by the 2021 cyberattack. In connection with the proposed class action settlement and the separate settlements, we recorded a total pre-tax charge of approximately $400 million in the second quarter of 2022. During each of the nine months ended September 30, 2023 and 2022, we recognized $50 million in reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack, which is included as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The ultimate resolution of the class action depends on the number of plaintiffs who opt-out of the proposed settlement and whether the proposed settlement will be appealed.

Index for Notes to the Condensed Consolidated Financial Statements
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

Merger Restructuring Initiatives

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

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the expenses incurred in connection with our Merger restructuring initiatives:

(in millions)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Incurred to Date
Contract termination costs	$7	$31	$454
Severance costs	—	3	574
Network decommissioning	52	223	1,700
Total restructuring plan expenses	$59	$257	$2,728

The expenses associated with our Merger restructuring initiatives are included in Costs of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

Our Merger restructuring initiatives also include the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with accelerating amortization of the right-of-use assets on lease contracts were $67 million and $384 million for the three months ended September 30, 2023 and 2022, respectively, and $303 million and $1.6 billion for the nine months ended September 30, 2023 and 2022, respectively, and are included in Costs of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our Merger restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2022	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	September 30, 2023
Contract termination costs	$190	$31	$(199)	$—	$22
Severance costs	—	3	(6)	3	—
Network decommissioning	280	223	(344)	(15)	144
Total	$470	$257	$(549)	$(12)	$166
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

2023 Workforce Reduction

In August 2023, we began implementing an initiative to reduce the size of our workforce by approximately 5,000 positions, just under 7% of our total employee base, primarily in corporate and back-office functions, and some technology roles. We recorded a pre-tax charge of $471 million during the three months ended September 30, 2023, related to the workforce reduction, which is included in Costs of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our workforce reduction initiative, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2022	Expenses Incurred	Cash Payments	Other (1)	September 30, 2023
Severance costs	$—	$471	$(18)	$14	$467
(1)    Other primarily consists of previously expensed vacation accruals expected to be paid out as a component of severance.

The liabilities accrued in connection with our workforce reduction activities are presented in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

Substantially all costs associated with our workforce reduction activities were recorded during the three months ended September 30, 2023, with substantially all related cash outflows extending through mid-2024.

Index for Notes to the Condensed Consolidated Financial Statements
Note 15 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities, excluding amounts classified as held for sale, are summarized as follows:

(in millions)	September 30, 2023	December 31, 2022
Accounts payable	$4,603	$7,213
Payroll and related benefits	1,354	1,236
Property and other taxes, including payroll	1,797	1,657
Accrued interest	829	731
Commissions and contract termination costs	287	523
Toll and interconnect	195	227
Other	600	688
Accounts payable and accrued liabilities	$9,665	$12,275

Book overdrafts included in accounts payable were $713 million and $720 million as of September 30, 2023, and December 31, 2022, respectively.

Supplemental Condensed Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Interest payments, net of amounts capitalized	$915	$781	$2,651	$2,548
Operating lease payments	1,037	1,073	3,834	3,163
Income tax payments	4	12	126	75
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	$920	$1,181	$3,148	$3,189
Change in accounts payable and accrued liabilities for purchases of property and equipment	(459)	390	(1,196)	139
Increase in Tower obligations from contract modification	—	—	—	1,158
Operating lease right-of-use assets obtained in exchange for lease obligations	563	479	1,676	7,045
Financing lease right-of-use assets obtained in exchange for lease obligations	398	348	961	1,197

Cash and cash equivalents, including restricted cash and cash held for sale

Cash and cash equivalents, including restricted cash and cash held for sale, presented on our Condensed Consolidated Statements of Cash Flows were included on our Condensed Consolidated Balance Sheets as follows:

(in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$5,030	$4,507
Cash and cash equivalents held for sale (included in Other current assets)	—	27
Restricted cash (included in Other current assets)	94	73
Restricted cash (included in Other assets)	75	67
Cash and cash equivalents, including restricted cash and cash held for sale	$5,199	$4,674

Note 16 – Subsequent Events

Subsequent to September 30, 2023, on October 15, 2023, we and DISH entered into the LPA Amendment to the DISH License Purchase Agreement. See Note 5 - Spectrum License Transactions for additional information.

Subsequent to September 30, 2023, from October 1, 2023, through October 20, 2023, we repurchased 5,515,568 shares of our common stock at an average price per share of $139.76 for a total purchase price of $771 million. See Note 10 - Stockholder Return Programs for additional information regarding the 2023-2024 Stockholder Return Program.

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
•the impacts of the actions we have taken and conditions we have agreed to in connection with the regulatory proceedings and approvals of the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”), including the acquisition by DISH Network Corporation (“DISH”) of the prepaid wireless business operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Personal Communications Company LLC (“Shentel”) and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets, and the assumption of certain related liabilities (collectively, the “Prepaid Transaction”), the complaint and proposed final judgment (the “Final Judgment”) agreed to by us, Deutsche Telekom AG (“DT”), Sprint, SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, the proposed commitments filed with the Secretary of the Federal Communications Commission (“FCC”), which we announced on May 20, 2019, certain national security commitments and undertakings, and any other commitments or undertakings entered into, including, but not limited to, those we have made to certain states and nongovernmental organizations (collectively, the “Government Commitments”), and the challenges in satisfying the Government Commitments in the required time frames and the significant cumulative costs incurred in tracking and monitoring compliance over multiple years;
•adverse economic, political or market conditions in the U.S. and international markets, including changes resulting from increases in inflation or interest rates, supply chain disruptions and impacts of geopolitical instability, such as the Ukraine-Russia war and Israel-Hamas war;
•our inability to manage the ongoing arrangements entered into in connection with the Prepaid Transaction, and known or unknown liabilities arising in connection therewith;
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
•restrictive covenants, including the agreements governing our indebtedness and other financings;

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
•future sales of our common stock by DT and SoftBank and our inability to attract additional equity financing outside the United States due to foreign ownership limitations by the FCC; and
•the dollar amount authorized for our 2023-2024 Stockholder Return Program (as defined in Note 10 – Stockholder Return Programs of the Notes to the Condensed Consolidated Financial Statements) may not be fully utilized, and our share repurchases and dividend payments pursuant thereto may fail to have the desired impact on stockholder value.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023, included in Part I, Item 1 of this Form 10-Q, and audited consolidated financial statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

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

Restructuring costs are disclosed in Note 14 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements. Merger-related costs have been excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Net cash payments for Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.

Merger-related costs are presented below:

(in millions)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$120	$812	$(692)	(85)%	$506	$2,380	$(1,874)	(79)%
Cost of equipment sales, exclusive of depreciation and amortization	(3)	258	(261)	(101)%	(12)	1,468	(1,480)	(101)%
Selling, general and administrative	35	226	(191)	(85)%	292	529	(237)	(45)%
Total Merger-related costs	$152	$1,296	$(1,144)	(88)%	$786	$4,377	$(3,591)	(82)%

Net cash payments for Merger-related costs	$345	$942	$(597)	(63)%	$1,557	$2,742	$(1,185)	(43)%

We expect to incur substantially all of the remaining projected Merger-related costs of approximately $200 million, excluding capital expenditures, by the end of 2023, with the cash expenditure for the Merger-related costs extending beyond 2023.

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

2023 Workforce Reduction

In August 2023, we began implementing an initiative to reduce the size of our workforce by approximately 5,000 positions, just under 7% of our total employee base, primarily in corporate and back-office functions, and some technology roles. We expect a decrease in operating expenses in 2024 driven by reduced personnel costs.

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

For more information regarding the Wireline Sale Agreement, see Note 11 – Wireline of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Ka’ena Corporation

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement for the acquisition of 100% of the outstanding equity of Ka’ena Corporation and its subsidiaries including, among others, Mint Mobile LLC, for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock. The purchase price is variable dependent upon specified performance indicators of Ka’ena Corporation during certain periods before and after closing and consists of an upfront payment at closing of the transaction, subject to certain agreed-upon adjustments, and a variable earnout payable 24 months after closing of the transaction. Our estimate of the upfront payment is subject to Ka’ena Corporation’s underlying business performance and the timing of transaction close, and has been updated to $1.2 billion, before working capital adjustments. The acquisition is subject to certain customary closing conditions, including certain regulatory approvals, and is expected to close by the end of the first quarter of 2024.

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

During the nine months ended September 30, 2023, we recognized $50 million in reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack. We are pursuing additional reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack.

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

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2023	2022	$	%	2023	2022	$	%
Revenues
Postpaid revenues	$12,288	$11,548	$740	6%	$36,220	$34,194	$2,026	6%
Prepaid revenues	2,473	2,484	(11)	—%	7,334	7,408	(74)	(1)%
Wholesale and other service revenues	1,153	1,329	(176)	(13)%	3,644	4,203	(559)	(13)%
Total service revenues	15,914	15,361	553	4%	47,198	45,805	1,393	3%
Equipment revenues	3,076	3,855	(779)	(20)%	9,964	12,679	(2,715)	(21)%
Other revenues	262	261	1	—%	918	814	104	13%
Total revenues	19,252	19,477	(225)	(1)%	58,080	59,298	(1,218)	(2)%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,886	3,712	(826)	(22)%	8,863	11,499	(2,636)	(23)%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,249	4,982	(733)	(15)%	12,925	16,036	(3,111)	(19)%
Selling, general and administrative	5,334	5,118	216	4%	16,031	16,030	1	—%
Impairment expense	—	—	—	NM	—	477	(477)	(100)%
Loss (gain) on disposal group held for sale	—	1,071	(1,071)	(100)%	(25)	1,071	(1,096)	(102)%
Depreciation and amortization	3,187	3,313	(126)	(4)%	9,500	10,389	(889)	(9)%
Total operating expenses	15,656	18,196	(2,540)	(14)%	47,294	55,502	(8,208)	(15)%
Operating income	3,596	1,281	2,315	181%	10,786	3,796	6,990	184%
Other expense, net
Interest expense, net	(790)	(827)	37	(4)%	(2,486)	(2,542)	56	(2)%
Other income (expense), net	41	(3)	44	NM	56	(35)	91	(260)%
Total other expense, net	(749)	(830)	81	(10)%	(2,430)	(2,577)	147	(6)%
Income before income taxes	2,847	451	2,396	531%	8,356	1,219	7,137	585%
Income tax (expense) benefit	(705)	57	(762)	NM	(2,053)	(106)	(1,947)	NM
Net income	$2,142	$508	$1,634	322%	$6,303	$1,113	$5,190	466%

Statement of Cash Flows Data
Net cash provided by operating activities	$5,294	$4,391	$903	21%	$13,700	$12,445	$1,255	10%
Net cash used in investing activities	(1,393)	(2,555)	1,162	(45)%	(4,608)	(10,206)	5,598	(55)%
Net cash (used in) provided by financing activities	(5,510)	1,927	(7,437)	(386)%	(8,567)	(1,953)	(6,614)	339%
Non-GAAP Financial Measures
Adjusted EBITDA	$7,600	$7,039	$561	8%	$22,204	$20,993	$1,211	6%
Core Adjusted EBITDA	7,547	6,728	819	12%	21,935	19,809	2,126	11%
Adjusted Free Cash Flow	4,003	2,065	1,938	94%	9,281	5,472	3,809	70%
NM - Not Meaningful

The following discussion and analysis is for the three and nine months ended September 30, 2023, compared to the same period in 2022 unless otherwise stated.

Total revenues decreased $225 million, or 1%, for the three months ended and decreased $1.2 billion, or 2%, for the nine months ended September 30, 2023. The components of these changes are discussed below.

Postpaid revenues increased $740 million, or 6%, for the three months ended and increased $2.0 billion, or 6%, for the nine months ended September 30, 2023, primarily from:

•Higher average postpaid accounts; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues were relatively flat for the three months ended and decreased slightly for the nine months ended September 30, 2023, primarily from:

•Lower prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A; mostly offset by
•Higher average prepaid customers.

Wholesale and other service revenues decreased $176 million, or 13%, for the three months ended and decreased $559 million, or 13%, for the nine months ended September 30, 2023.

The decrease for the three months ended September 30, 2023, was primarily from:

•Lower Wireline revenues due to the sale of the Wireline Business on May 1, 2023. See Note 11 – Wireline of the Notes to the Condensed Consolidated Financial Statements for additional information; and
•Lower MVNO revenues.

The decrease for the nine months ended September 30, 2023, was primarily from:

•Lower MVNO revenues; and
•Lower Wireline revenues due to the sale of the Wireline Business on May 1, 2023. See Note 11 – Wireline of the Notes to the Condensed Consolidated Financial Statements for additional information.

Equipment revenues decreased $779 million, or 20%, for the three months ended and decreased $2.7 billion, or 21%, for the nine months ended September 30, 2023.

The decrease for the three months ended September 30, 2023, was primarily from:

•A decrease of $486 million in device sales revenue, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold, primarily due to lower postpaid upgrades and prepaid sales driven by longer device lifecycles, as well as higher postpaid upgrades in the prior year period related to facilitating the migration of Sprint customers to the T-Mobile network;
•A decrease of $258 million in lease revenues, primarily due to a lower number of customer devices under lease as a result of the continued strategic shift in device financing from leasing to EIP; and
•A decrease of $74 million in accessory revenue, primarily due to a decrease in the number of associated devices sold.

The decrease for the nine months ended September 30, 2023, was primarily from:

•A decrease of $1.3 billion in device sales revenue, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold, primarily driven by higher postpaid upgrades in the prior year period related to facilitating the migration of Sprint customers to the T-Mobile network, as well as longer device lifecycles, and lower prepaid sales; partially offset by
•Slightly higher average revenue per device sold, primarily driven by higher promotions in the prior year period, which included promotions for Sprint customers to facilitate the migration to the T-Mobile network, partially offset by a decrease in the high-end phone mix;

•A decrease of $915 million in lease revenues and a decrease of $180 million in customer purchases of leased devices, primarily due to a lower number of customer devices under lease as a result of the continued strategic shift in device financing from leasing to EIP; and
•A decrease of $228 million in accessory revenue, primarily due to a decrease in the number of associated devices sold.

Other revenues were relatively flat for the three months ended and increased $104 million, or 13%, for the nine months ended September 30, 2023.

The increase for the nine months ended September 30, 2023, was primarily from:

•Higher interest income driven by higher imputed interest rates on EIP, which is recognized over the device financing term; and
•Higher revenue from our device recovery program.

Total operating expenses decreased $2.5 billion, or 14%, for the three months ended and decreased $8.2 billion, or 15%, for the nine months ended September 30, 2023. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, decreased $826 million, or 22%, for the three months ended and decreased $2.6 billion, or 23%, for the nine months ended September 30, 2023.

The decrease for the three months ended September 30, 2023, was primarily from:

•A decrease of $692 million in Merger-related costs related to network decommissioning and integration as the majority of our decommissioning efforts were completed in 2022;
•Lower costs due to the sale of the Wireline Business on May 1, 2023. See Note 11 - Wireline of the Notes to the Condensed Consolidated Financial Statements for additional information; and
•Higher realized Merger synergies; partially offset by
•$140 million of severance and related costs associated with the August 2023 workforce reduction; and
•Higher site costs related to the continued build-out of our nationwide 5G network.

The decrease for the nine months ended September 30, 2023, was primarily from:

•A decrease of $1.9 billion in Merger-related costs related to network decommissioning and integration as the majority of our decommissioning efforts were completed in 2022;
•Higher realized Merger synergies; and
•Lower costs due to the sale of the Wireline Business on May 1, 2023. See Note 11 - Wireline of the Notes to the Condensed Consolidated Financial Statements for additional information; partially offset by
•$140 million of severance and related costs associated with the August 2023 workforce reduction; and
•Higher site costs related to the continued build-out of our nationwide 5G network.

Cost of equipment sales, exclusive of depreciation and amortization, decreased $733 million, or 15%, for the three months ended and decreased $3.1 billion, or 19%, for the nine months ended September 30, 2023.

The decrease for the three months ended September 30, 2023, was primarily from:

•A decrease of $638 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold, primarily due to lower postpaid upgrades and prepaid sales driven by longer device lifecycles, as well as higher postpaid upgrades in the prior year period related to facilitating the migration of Sprint customers to the T-Mobile network; and
•A decrease of $41 million in accessory costs, primarily due to a decrease in the number of associated devices sold.
•Cost of equipment sales for the three months ended September 30, 2023, included $3 million of Merger-related recoveries, compared to $258 million of Merger-related costs for the three months ended September 30, 2022.

The decrease for the nine months ended September 30, 2023, was primarily from:

•A decrease of $2.8 billion in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold, primarily driven by higher postpaid upgrades in the prior year period related to facilitating the migration of Sprint customers to the T-Mobile network, as well as longer device lifecycles, and lower prepaid sales; and
•Slightly lower average cost per device sold driven by a decrease in the high-end phone mix.
•A decrease of $101 million in accessory costs, primarily due to a decrease in the number of associated devices sold.
•Cost of equipment sales for the nine months ended September 30, 2023, included $12 million of Merger-related recoveries, compared to $1.5 billion of Merger-related costs for the nine months ended September 30, 2022.

Selling, general and administrative expenses increased $216 million, or 4%, for the three months ended and was relatively flat for the nine months ended September 30, 2023.

The increase for the three months ended September 30, 2023, was primarily from:

•$331 million of severance and related costs associated with the August 2023 workforce reduction;
•Gains from the sale of certain IP addresses held by the Wireline Business of $121 million recognized during the three months ended September 30, 2022; partially offset by
•Lower Merger-related costs and higher realized Merger synergies; and
•Lower costs related to outsourced functions.
•Selling, general and administrative expenses for the three months ended September 30, 2023, included $35 million of Merger-related costs, which were net of legal settlement gains of $69 million, compared to $226 million of Merger-related costs for the three months ended September 30, 2022.

The slight increase for the nine months ended September 30, 2023, was primarily from:

•$331 million of severance and related costs associated with the August 2023 workforce reduction;
•Higher commission amortization expense;
•Higher advertising expense; and
•Gains from the sale of certain IP addresses held by the Wireline Business of $121 million recognized during the three months ended September 30, 2022; offset by
•Lower Merger-related costs and higher realized Merger synergies;
•Lower legal-related expenses, including $400 million recognized in June 2022 associated with the settlement of certain litigation resulting from the August 2021 cyberattack; and
•Lower bad debt expense.
•Selling, general and administrative expenses for the nine months ended September 30, 2023, included $292 million of Merger-related costs, which were net of legal settlement gains of $134 million, compared to $529 million of Merger-related costs for the nine months ended September 30, 2022, which were net of legal settlement gains of $220 million.

Impairment expense was $477 million for the nine months ended September 30, 2022, due to the non-cash impairment of certain Wireline Property and equipment, Operating lease right-of-use assets and Other intangible assets. There was no impairment expense for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022.

Loss (gain) on disposal group held for sale was a gain of $25 million for the nine months ended September 30, 2023 and a loss of $1.1 billion for the three and nine months ended September 30, 2022. See Note 11 - Wireline of the Notes to the Condensed Consolidated Financial Statements for additional information. There was no gain or loss on disposal group held for sale for the three months ended September 30, 2023.

Depreciation and amortization decreased $126 million, or 4%, for the three months ended and decreased $889 million, or 9%, for the nine months ended September 30, 2023.

The decrease for the three and nine months ended September 30, 2023, was primarily from:

•Lower depreciation expense on leased devices, resulting from a lower number of total customer devices under lease; and
•Certain 4G-related network assets becoming fully depreciated, including assets impacted by the decommissioning of the legacy Sprint CDMA and LTE networks in 2022; partially offset by
•Higher depreciation expense, excluding leased devices, from the continued build-out of our nationwide 5G network; and
•Higher amortization of capitalized software driven by increased in-service internally developed and purchased software.

Operating income, the components of which are discussed above, increased $2.3 billion, or 181%, for the three months ended and increased $7.0 billion, or 184%, for the nine months ended September 30, 2023.

Interest expense, net decreased $37 million, or 4%, for the three months ended and decreased $56 million, or 2%, for the nine months ended September 30, 2023, primarily from:

•Higher interest income, primarily due to higher average interest rates on short-term cash equivalents; and
•Higher capitalized interest, primarily driven by deployment activities associated with our C-band spectrum licenses; partially offset by
•Higher interest expense, primarily due to higher average debt outstanding and a higher average effective interest rate.

Other income (expense), net was insignificant for all periods.

Income before income taxes, the components of which are discussed above, was $2.8 billion and $451 million for the three months ended September 30, 2023 and 2022, respectively, and was $8.4 billion and $1.2 billion for the nine months ended September 30, 2023 and 2022, respectively.

Income tax expense increased $762 million for the three months ended and increased $1.9 billion for the nine months ended September 30, 2023, primarily from:

•Higher income before income taxes; and
•Tax benefits recognized during the three months ended September 30, 2022, associated with certain entity restructuring, that did not impact 2023.

Our effective tax rate was 24.8% and (12.4)% for the three months ended September 30, 2023 and 2022, respectively, and 24.6% and 8.7% for the nine months ended September 30, 2023 and 2022, respectively.

Net income, the components of which are discussed above, was $2.1 billion and $508 million for the three months ended September 30, 2023 and 2022, respectively, and was $6.3 billion and $1.1 billion for the nine months ended September 30, 2023 and 2022, respectively. Net income included:

•Merger-related costs, net of tax, of $114 million and $589 million for the three and nine months ended September 30, 2023, respectively, compared to $972 million and $3.3 billion for the three and nine months ended September 30, 2022, respectively.
•Gain on disposal group held for sale of $19 million, net of tax, for the nine months ended September 30, 2023, compared to a loss on disposal group held for sale of $803 million, net of tax, for the three and nine months ended September 30, 2022. There was no gain or loss on disposal group held for sale for the three months ended September 30, 2023.
•Impairment expense of $358 million, net of tax, for the nine months ended September 30, 2022, compared to no impairment expense for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022.

•Severance and related costs associated with the August 2023 workforce reduction of $353 million, net of tax, for the three and nine months ended September 30, 2023.
•Legal-related recoveries, net, associated with the settlement of certain litigation resulting from the August 2021 cyberattack, of $32 million for the nine months ended September 30, 2023, compared to $14 million in Legal-related recoveries, net, and $286 million in Legal-related expenses, net, for the three and nine months ended September 30, 2022, respectively. There was no Legal-related expenses or recoveries for the three months ended September 30, 2023, associated with the August 2021 cyberattack.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	September 30, 2023	December 31, 2022
Current assets	$17,290	$17,661
Noncurrent assets	179,445	181,673
Current liabilities	20,005	23,146
Noncurrent liabilities	127,546	120,385
Due to non-guarantors	10,556	9,325
Due to related parties	1,535	1,571

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Total revenues	$56,109	$77,054
Operating income	8,107	2,985
Net income (loss)	3,645	(572)
Revenue from non-guarantors	1,792	2,427
Operating expenses to non-guarantors	1,942	2,659
Other expense to non-guarantors	(513)	(327)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	September 30, 2023	December 31, 2022
Current assets	$10,861	$9,319
Noncurrent assets	11,406	11,271
Current liabilities	12,594	15,854
Noncurrent liabilities	106,703	65,118
Due to non-guarantors	38,296	3,930
Due to related parties	1,535	1,571

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Total revenues	$14	$7
Operating loss	(2,324)	(3,479)
Net (loss) income (1)	(5,448)	2,471
Other (expense) income, net, (to) from non-guarantors	(1,460)	525
(1)     Net income for the year ended December 31, 2022, includes tax benefits recognized associated with certain entity restructuring.

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	September 30, 2023	December 31, 2022
Current assets	$10,861	$9,320
Noncurrent assets	11,406	16,337
Current liabilities	12,665	15,926
Noncurrent liabilities	102,952	66,516
Due to non-guarantors	29,225	—
Due from non-guarantors	—	5,066
Due to related parties	1,535	1,571

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Total revenues	$14	$7
Operating loss	(2,324)	(3,479)
Net (loss) income (1)	(5,365)	2,604
Other (expense) income, net, (to) from non-guarantors	(1,075)	941
(1)     Net income for the year ended December 31, 2022, includes tax benefits recognized associated with certain entity restructuring.

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

The following table sets forth the number of ending postpaid accounts:

	As of September 30,		Change
(in thousands)	2023	2022	#	%
Postpaid accounts (1)	29,498	28,212	1,286	5%
(1)     Customers impacted by the decommissioning of the legacy Sprint CDMA and LTE and T-Mobile UMTS networks have been excluded from our postpaid account base resulting in the removal of 57,000 postpaid accounts in the first quarter of 2022 and 69,000 postpaid accounts in the second quarter of 2022.

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	#	%	2023	2022	#	%
Postpaid net account additions	386	394	(8)	(2)%	972	1,122	(150)	(13)%

Postpaid net account additions decreased 8,000, or 2%, for the three months ended and decreased 150,000, or 13%, for the nine months ended September 30, 2023.

The decrease for the three months ended September 30, 2023, was primarily from fewer High Speed Internet only net account additions.

The decrease for the nine months ended September 30, 2023, was primarily from:

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

The following table sets forth the number of ending customers:

	As of September 30,		Change
(in thousands)	2023	2022	#	%
Customers, end of period
Postpaid phone customers (1)	74,982	71,907	3,075	4%
Postpaid other customers (1)	21,330	18,507	2,823	15%
Total postpaid customers	96,312	90,414	5,898	7%
Prepaid customers (1)	21,595	21,341	254	1%
Total customers	117,907	111,755	6,152	6%
Adjustments to customers (1)	—	(1,878)	1,878	(100)%
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

High Speed Internet customers included in Postpaid other customers were 3,807,000 and 1,960,000 as of September 30, 2023 and 2022, respectively. High Speed Internet customers included in Prepaid customers were 428,000 and 162,000 as of September 30, 2023 and 2022, respectively.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	#	%	2023	2022	#	%
Net customer additions
Postpaid phone customers	850	854	(4)	—%	2,148	2,166	(18)	(1)%
Postpaid other customers	376	773	(397)	(51)%	1,932	2,435	(503)	(21)%
Total postpaid customers	1,226	1,627	(401)	(25)%	4,080	4,601	(521)	(11)%
Prepaid customers	79	105	(26)	(25)%	229	313	(84)	(27)%
Total net customer additions	1,305	1,732	(427)	(25)%	4,309	4,914	(605)	(12)%
Adjustments to customers	—	—	—	NM	—	(1,878)	1,878	(100)%
NM - Not meaningful

Total net customer additions decreased 427,000, or 25%, for the three months ended and decreased 605,000, or 12%, for the nine months ended September 30, 2023.

The decrease for the three months ended September 30, 2023, was primarily from:

•Lower postpaid other net customer additions, primarily due to deactivations from mobile internet devices in the educational sector that were originally activated during the COVID-19 pandemic (“Pandemic”) and no longer needed; and
•Lower prepaid net customer additions, primarily due to continued moderation of industry growth and fewer High Speed Internet net additions, partially offset by lower churn.
•Postpaid phone net customer additions were relatively flat, primarily due to increased deactivations from a growing customer base despite slightly lower churn, offset by higher gross additions.
•High Speed Internet net customer additions included in postpaid other net customer additions were 505,000 and 488,000 for the three months ended September 30, 2023 and 2022, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 52,000 and 90,000 for the three months ended September 30, 2023 and 2022, respectively.

The decrease for the nine months ended September 30, 2023, was primarily from:

•Lower postpaid other net customer additions, primarily due to
•Deactivations from mobile internet devices in the educational sector that were originally activated during the Pandemic and no longer needed; and
•Lower net additions from other connected devices; partially offset by
•Higher High Speed Internet net customer additions, primarily due to continued growth in gross additions driven by increasing customer demand, partially offset by increased deactivations from a growing customer base; and
•Lower prepaid net customer additions, primarily due to continued moderation of industry growth and continued industry migration of prepaid to postpaid, partially offset by growth in High Speed Internet; and
•Slightly lower postpaid phone net customer additions, primarily due to increased deactivations from a growing customer base despite slightly lower churn, mostly offset by higher gross additions.
•High Speed Internet net customer additions included in postpaid other net customer additions were 1,397,000 and 1,314,000 for the nine months ended September 30, 2023 and 2022, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 192,000 and 162,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

The following table sets forth the churn:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2023	2022		2023	2022
Postpaid phone churn	0.87%	0.88%	-1 bps	0.84%	0.87%	-3 bps
Prepaid churn	2.81%	2.88%	-7 bps	2.73%	2.71%	2 bps

Postpaid phone churn decreased 1 basis point for the three months ended and decreased 3 basis points for the nine months ended September 30, 2023, primarily from improved customer retention driven by a differentiated value proposition and network experience.

Prepaid churn decreased 7 basis points for the three months ended and increased 2 basis points for the nine months ended September 30, 2023.

The decrease for the three months ended September 30, 2023, was primarily from improved customer retention.

The increase for the nine months ended September 30, 2023, was primarily from continued industry migration of prepaid to postpaid.

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

The following table sets forth our operating measure ARPA:

(in dollars)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Postpaid ARPA	$139.83	$137.49	$2.34	2%	$138.94	$137.32	$1.62	1%

Postpaid ARPA increased $2.34, or 2%, for the three months ended and increased $1.62, or 1%, for the nine months ended September 30, 2023.

The increase for the three months ended September 30, 2023, was primarily from:

•An increase in customers per account, including growth in business and continued adoption of High Speed Internet; and
•Higher premium services, primarily high-end rate plans, net of contra-revenue for content included in such plans and discounts for specific affinity groups, such as 55+, Military and First Responder; partially offset by
•Increased promotional activity; and
•An increase in High Speed Internet only accounts.

The slight increase for the nine months ended September 30, 2023, was primarily from:

•Higher premium services, primarily high-end rate plans, net of contra-revenue for content included in such plans and discounts for specific affinity groups, such as 55+, Military and First Responder; and
•An increase in customers per account, including growth in business and continued adoption of High Speed Internet; partially offset by
•Increased promotional activity; and
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

The following table sets forth our operating measure ARPU:

(in dollars)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Postpaid phone ARPU	$48.93	$48.89	$0.04	—%	$48.80	$48.75	$0.05	—%
Prepaid ARPU	38.18	38.86	(0.68)	(2)%	38.05	38.92	(0.87)	(2)%

Postpaid Phone ARPU

Postpaid phone ARPU was relatively flat for the three and nine months ended September 30, 2023, primarily from:

•Higher premium services, primarily high-end rate plans, net of contra-revenue for content included in such plans and discounts for specific affinity groups, such as 55+, Military and First Responders; offset by
•Increased promotional activity; and
•Growth in business with lower ARPU given larger account sizes.

Prepaid ARPU

Prepaid ARPU decreased $0.68, or 2%, for the three months ended and decreased $0.87, or 2%, for the nine months ended September 30, 2023, primarily from dilution from promotional rate plan mix.

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

Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin are non-GAAP financial measures utilized by our management to monitor the financial performance of our operations. We historically used Adjusted EBITDA and we currently use Core Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance. We use Adjusted EBITDA and Core Adjusted EBITDA as benchmarks to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA and Core Adjusted EBITDA as supplemental measures to evaluate overall operating performance and to facilitate comparisons with other wireless communications services companies because they are indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, stock-based compensation, Merger-related costs, including network decommissioning costs, impairment expense, gain on disposal groups held for sale and certain legal-related recoveries and expenses, as well as other special income and expenses, including the August 2023 workforce reduction, which are not reflective of our core business activities. Management believes analysts and investors use Core Adjusted EBITDA because it normalizes for the transition in the Company’s device financing strategy, by excluding the impact of device lease revenues from Adjusted EBITDA, to align with the exclusion of the related depreciation expense on leased devices from Adjusted EBITDA. Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as substitutes for income from operations, net income or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2023	2022	$	%	2023	2022	$	%
Net income	$2,142	$508	$1,634	322%	$6,303	$1,113	$5,190	466%
Adjustments:
Interest expense, net	790	827	(37)	(4)%	2,486	2,542	(56)	(2)%
Other (income) expense, net	(41)	3	(44)	NM	(56)	35	(91)	(260)%
Income tax expense (benefit)	705	(57)	762	NM	2,053	106	1,947	NM
Operating income	3,596	1,281	2,315	181%	10,786	3,796	6,990	184%
Depreciation and amortization	3,187	3,313	(126)	(4)%	9,500	10,389	(889)	(9)%
Stock-based compensation (1)	152	145	7	5%	480	430	50	12%
Merger-related costs	152	1,296	(1,144)	(88)%	786	4,377	(3,591)	(82)%
Impairment expense	—	—	—	NM	—	477	(477)	(100)%
Legal-related (recoveries) expenses, net (2)	—	(19)	19	(100)%	(43)	381	(424)	(111)%
Loss (gain) on disposal group held for sale	—	1,071	(1,071)	(100)%	(25)	1,071	(1,096)	(102)%
Other, net (3)	513	(48)	561	NM	720	72	648	NM
Adjusted EBITDA	7,600	7,039	561	8%	22,204	20,993	1,211	6%
Lease revenues	(53)	(311)	258	(83)%	(269)	(1,184)	915	(77)%
Core Adjusted EBITDA	$7,547	$6,728	$819	12%	$21,935	$19,809	$2,126	11%
Net income margin (Net income divided by Service revenues)	13%	3%		1,000 bps	13%	2%		1,100 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	48%	46%		200 bps	47%	46%		100 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	47%	44%		300 bps	46%	43%		300 bps
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
(3)Other, net, primarily consists of certain severance, restructuring and other expenses and income not directly attributable to the Merger which are not reflective of T-Mobile’s core business activities (“special items”) and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA. Other, net, for the three and nine months ended September 30, 2023, includes $471 million of severance and related costs associated with the August 2023 workforce reduction.
NM - Not meaningful

Core Adjusted EBITDA increased $819 million, or 12%, for the three months ended and increased $2.1 billion, or 11%, for the nine months ended September 30, 2023. The components comprising Core Adjusted EBITDA are discussed further above.

The increase for the three months ended September 30, 2023, was primarily from:

•Higher Total service revenues;
•Lower Cost of equipment sales, excluding Merger-related costs; and
•Lower Cost of services, excluding Merger-related costs and other special items, such as severance and related costs associated with the August 2023 workforce reduction; partially offset by
•Lower Equipment revenues, excluding lease revenues.

The increase for the nine months ended September 30, 2023, was primarily from:

•Lower Cost of equipment sales, excluding Merger-related costs;
•Higher Total service revenues; and
•Lower Cost of services, excluding Merger-related costs and other special items, such as severance and related costs associated with the August 2023 workforce reduction; partially offset by
•Lower Equipment revenues, excluding lease revenues.

Adjusted EBITDA increased $561 million, or 8%, for the three months ended and increased $1.2 billion, or 6%, for the nine months ended September 30, 2023, primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, partially offset by lower lease revenues, which decreased $258 million for the three months ended and decreased $915 million for the nine months ended September 30, 2023.

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

Cash Flows

The following is a condensed schedule of our cash flows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2023	2022	$	%	2023	2022	$	%
Net cash provided by operating activities	$5,294	$4,391	$903	21%	$13,700	$12,445	$1,255	10%
Net cash used in investing activities	(1,393)	(2,555)	1,162	(45)%	(4,608)	(10,206)	5,598	(55)%
Net cash (used in) provided by financing activities	(5,510)	1,927	(7,437)	(386)%	(8,567)	(1,953)	(6,614)	339%

Operating Activities

Net cash provided by operating activities increased $903 million, or 21%, for the three months ended and increased $1.3 billion, or 10%, for the nine months ended September 30, 2023.

The increase for the three months ended September 30, 2023, was primarily from:

•A $1.7 billion increase in Net income, adjusted for non-cash income and expense; partially offset by
•An $846 million increase in net cash outflows from changes in working capital, primarily due to higher use of cash from Other current and long-term liabilities, Inventory, Operating lease right-of-use assets and Accounts payable and accrued liabilities, partially offset by lower use of cash from Equipment installment plan receivables, Other current and long-term assets and Accounts receivable.
•Net cash provided by operating activities includes the impact of $345 million and $942 million in net payments for Merger-related costs for the three months ended September 30, 2023 and 2022, respectively.

The increase for the nine months ended September 30, 2023, was primarily from:

•A $5.1 billion increase in Net income, adjusted for non-cash income and expense; partially offset by
•A $3.8 billion increase in net cash outflows from changes in working capital, primarily due to higher use of cash from Accounts payable and accrued liabilities, Other current and long-term liabilities, Operating lease right-of-use assets and Short- and long-term operating lease liabilities, partially offset by lower use of cash from Equipment installment plan receivables and Other current and long-term assets.
•Net cash provided by operating activities includes the impact of $1.6 billion and $2.7 billion in net payments for Merger-related costs for the nine months ended September 30, 2023 and 2022, respectively.

Investing Activities

Net cash used in investing activities decreased $1.2 billion, or 45%, for the three months ended and decreased $5.6 billion, or 55%, for the nine months ended September 30, 2023.

The use of cash for the three months ended September 30, 2023, was primarily from:

•$2.4 billion in Purchases of property and equipment, including capitalized interest, from the accelerated build-out of our nationwide 5G network; partially offset by
•$1.1 billion in Proceeds related to beneficial interests in securitization transactions.

The use of cash for the nine months ended September 30, 2023, was primarily from:

•$8.2 billion in Purchases of property and equipment, including capitalized interest, from the accelerated build-out of our nationwide 5G network; partially offset by
•$3.8 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash used in financing activities increased $7.4 billion, or 386%, for the three months ended and increased $6.6 billion, or 339%, for the nine months ended September 30, 2023.

The use of cash for the three months ended September 30, 2023, was primarily from:

•$4.5 billion in Repayments of long-term debt;
•$2.7 billion in Repurchases of common stock; and
•$304 million in Repayments of financing lease obligations; partially offset by
•$2.0 billion in Proceeds from issuance of long-term debt.

The use of cash for the nine months ended September 30, 2023, was primarily from:

•$10.9 billion in Repurchases of common stock;
•$4.8 billion in Repayments of long-term debt;
•$914 million in Repayments of financing lease obligations; and
•$267 million in Tax withholdings on share-based awards; partially offset by
•$8.4 billion in Proceeds from issuance of long-term debt.

Cash and Cash Equivalents

As of September 30, 2023, our Cash and cash equivalents were $5.0 billion compared to $4.5 billion at December 31, 2022.

Adjusted Free Cash Flow

Adjusted Free Cash Flow represents Net cash provided by operating activities less cash payments for Purchases of property and equipment, plus Proceeds from sales of tower sites and Proceeds related to beneficial interests in securitization transactions and less Cash payments for debt prepayment or debt extinguishment costs. Adjusted Free Cash Flow is a non-GAAP financial measure utilized by management, investors and analysts of our financial information to evaluate cash available to pay debt, repurchase shares, pay dividends and provide further investment in the business. Starting in the first quarter of 2023, we renamed Free Cash Flow to Adjusted Free Cash Flow. This change in name did not result in any change to the definition or calculation of this non-GAAP financial measure. Adjusted Free Cash Flow margin is calculated as Adjusted Free Cash Flow divided by Service Revenues. Adjusted Free Cash Flow margin is utilized by management, investors, and analysts to evaluate the company’s ability to convert service revenue efficiently into cash available to pay debt, repurchase shares, pay dividends and provide further investment in the business.

The table below provides a reconciliation of Adjusted Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2023	2022	$	%	2023	2022	$	%
Net cash provided by operating activities	$5,294	$4,391	$903	21%	$13,700	$12,445	$1,255	10%
Cash purchases of property and equipment, including capitalized interest	(2,424)	(3,634)	1,210	(33)%	(8,214)	(10,587)	2,373	(22)%
Proceeds from sales of tower sites	2	—	2	NM	10	—	10	NM
Proceeds related to beneficial interests in securitization transactions	1,131	1,308	(177)	(14)%	3,785	3,614	171	5%
Adjusted Free Cash Flow	$4,003	$2,065	$1,938	94%	$9,281	$5,472	$3,809	70%
Net cash provided by operating activities margin (Net cash provided by operating activities divided by Service revenues)	33%	29%		400 bps	29%	27%		200 bps
Adjusted Free Cash Flow margin (Adjusted Free Cash Flow divided by Service revenues)	25%	13%		1,200 bps	20%	12%		800 bps
NM - Not Meaningful

Adjusted Free Cash Flow increased $1.9 billion, or 94%, for the three months ended and increased $3.8 billion, or 70%, for the nine months ended September 30, 2023.

The increase for the three months ended September 30, 2023, was primarily impacted by the following:

•Lower Cash purchases of property and equipment, including capitalized interest, driven by increased capital efficiencies from accelerated investments in our nationwide 5G network in 2022; and
•Higher Net cash provided by operating activities, as described above; partially offset by
•Lower Proceeds related to beneficial interests in securitization transactions, which were offset in Net cash provided by operating activities.
•Adjusted Free Cash Flow includes the impact of $345 million and $942 million in net payments for Merger-related costs for the three months ended September 30, 2023 and 2022, respectively.

The increase for the nine months ended September 30, 2023, was primarily impacted by the following:

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
•Adjusted Free Cash Flow includes the impact of $1.6 billion and $2.7 billion in net payments for Merger-related costs for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023 and 2022, there were no significant net cash proceeds from securitization.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $7.5 billion. As of September 30, 2023, there was no outstanding balance under the Revolving Credit Facility.

On July 25, 2023, we established an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program will supplement our other available external financing arrangements and proceeds are expected to be used for general corporate purposes. As of September 30, 2023, there was no outstanding balance under this program.

Debt Financing

As of September 30, 2023, our total debt and financing lease liabilities were $77.9 billion, excluding our tower obligations, of which $71.9 billion was classified as long-term debt and $1.3 billion was classified as long-term financing lease liabilities.

During the nine months ended September 30, 2023, we issued long-term debt for net proceeds of $8.4 billion and redeemed and repaid short-term debt with an aggregate principal amount of $4.8 billion.

For more information regarding our debt financing transactions, see Note 7 - Debt of the Notes to the Condensed Consolidated Financial Statements.

License Purchase Agreements

On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion. On March 30, 2023, we and the Sellers entered into Amended and Restated License Purchase Agreements pursuant to which we and the Sellers agreed to bifurcate the transaction into two tranches of licenses, with the closings on the acquisitions of certain licenses in Chicago, Dallas and New Orleans being deferred in order to potentially expedite the regulatory approval process for the remainder of the licenses. Subsequently, on August 25, 2023, we and the Sellers entered into Amendments No. 1 to the Amended and Restated License Purchase Agreements whereby we deferred the closings of certain additional licenses in Chicago and Dallas into the second closing tranche. Together, the licenses with closings deferred into the second closing tranche represent approximately $1.1 billion of the aggregate $3.5 billion cash consideration. We anticipate that the first closing will occur no earlier than the first half of 2024 and that the second closing (on the deferred licenses) will occur in late 2024 or early 2025.

The parties have agreed that each of the closings will occur within 180 days after the receipt of the applicable required regulatory approvals, and payment of each portion of the aggregate $3.5 billion purchase price will occur no later than 40 days after the date of each respective closing.

On September 12, 2023, we entered into a License Purchase Agreement with Comcast pursuant to which we will acquire spectrum in the 600 MHz band from Comcast in exchange for total cash consideration of between $1.2 billion and $3.3 billion, subject to an application for FCC approval. We anticipate the closing will occur in the first half of 2028.

For more information regarding our License Purchase Agreements, see Note 5 – Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Ka’ena Corporation

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement for the acquisition of 100% of the outstanding equity of Ka’ena Corporation and its subsidiaries including, among others, Mint Mobile LLC for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock. The purchase price is variable dependent upon specified performance indicators of Ka’ena Corporation during certain periods before and after closing and consists of an upfront payment at closing of the transaction, subject to certain agreed-upon adjustments, and a variable earnout payable 24 months after closing of the transaction. Our estimate of the upfront payment is subject to Ka’ena Corporation’s underlying business performance and the timing of transaction close, and has been updated to $1.2 billion, before working capital adjustments. The acquisition is subject to certain customary closing conditions, including certain regulatory approvals, and is expected to close by the end of the first quarter of 2024.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of September 30, 2023, we derecognized net receivables of $2.4 billion upon sale through these arrangements.

For more information regarding these off-balance sheet arrangements, see Note 4 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

Future Sources and Uses of Liquidity

We may seek additional sources of liquidity, including through the issuance of additional debt, to continue to opportunistically acquire spectrum licenses or other long-lived assets in private party transactions, repurchase shares, pay dividends or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for acquisitions of businesses, spectrum and other long-lived assets or for any potential stockholder returns, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months as well as our longer-term liquidity needs. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption of debt, tower obligations, workforce restructuring, share repurchases, dividend payments and the execution of our integration plan.

We determine future liquidity requirements for operations, capital expenditures, share repurchases and dividend payments based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum or repurchase shares. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses to comply with the Government Commitments, and we are also expected to incur substantially all of the remaining projected Merger-related costs of approximately $200 million, excluding capital expenditures, by the end of 2023, with the cash expenditure for the Merger-related costs extending beyond 2023. While we have assumed that a certain level of Merger-related expenses will be incurred, factors beyond our control, including required consultation and negotiation with certain counterparties, could affect the total amount or the timing of these expenses. There are a number of additional risks and uncertainties that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of September 30, 2023.

Financing Lease Facilities

We have uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. As of September 30, 2023, we have entered into $8.5 billion of financing leases under these financing lease facilities, of which $388 million and $940 million was executed during the three and nine months ended September 30, 2023, respectively. We expect to enter into up to a total of $1.2 billion in financing lease commitments during the year ending December 31, 2023.

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

Stockholder Returns

On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023. During the three and nine months ended September 30, 2023, we repurchased shares of our common stock for a total purchase price of $2.7 billion and $11.0 billion, respectively, all of which were purchased under the 2022 Stock Repurchase Program.

On September 6, 2023, our Board of Directors authorized our 2023-2024 Stockholder Return Program for up to $19.0 billion that will run through December 31, 2024. The 2023-2024 Stockholder Return Program is expected to consist of additional repurchases of shares of our common stock and the payment of cash dividends.

On September 25, 2023, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding shares of common stock, which will be paid in the fourth quarter of 2023. As of September 30, 2023, $745 million for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets. We intend to declare and pay approximately $3.0 billion in total additional dividends in 2024, with payments occurring each quarter during the year. The dividend amount paid per share is expected to grow by around 10% annually with the first increase expected in the fourth quarter of 2024; however, the declaration and payment of future dividends is subject to the discretion of our Board of Directors and will depend on financial and legal requirements and other considerations. The amount available under the 2023-2024 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared by us.

Subsequent to September 30, 2023, from October 1, 2023, through October 20, 2023, we repurchased 5,515,568 shares of our common stock for a total purchase price of $771 million. As of October 20, 2023, we had up to $17.5 billion remaining under the 2023-2024 Stockholder Return Program.

For additional information regarding the 2022 Stock Repurchase Program and the 2023-2024 Stockholder Return Program, see Note 10 – Stockholder Return Programs of the Notes to the Condensed Consolidated Financial Statements.

Related Party Transactions

We have related party transactions associated with DT or its affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of October 20, 2023, DT held, directly or indirectly, approximately 52.3% of the outstanding T-Mobile common stock, with the remaining approximately 47.7% of the outstanding T-Mobile common stock held by SoftBank and other stockholders. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank and the Proxy, Lock-Up and ROFR Agreement, dated June 22, 2020, by and among DT, Claure Mobile LLC, and Marcelo Claure, DT has voting control, as of October 20, 2023, over approximately 56.2% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended September 30, 2023, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended September 30, 2023, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to five customers in Germany identified on the Specially Designated

Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH, Golgohar Trade and Technology GmbH and International Trade and Industrial Technology ITRITEC GmbH. With respect to the first four of these customers, the services have been terminated or are in the process of being terminated. DT is currently evaluating the relationship its non-U.S. subsidiary has with International Trade and Technology ITRITEC GmbH. For the three months ended September 30, 2023, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended September 30, 2023, were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended September 30, 2023, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended September 30, 2023, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services during the three months ended September 30, 2023, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

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

Risks Related to Our Business

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

Our business may be adversely impacted if we are not able to successfully manage the ongoing arrangements entered into in connection with the Prepaid Transaction and known or unknown liabilities arising in connection therewith.

In connection with the closing of the Prepaid Transaction, we and DISH entered into certain arrangements, including a Master Network Services Agreement (the “MNSA”) and a License Purchase Agreement (as amended, the “DISH License Purchase Agreement”). Pursuant to the MNSA, DISH will receive network services from the Company for a period of seven years. As set forth in the MNSA, the Company provides DISH, among other things, (a) legacy network services for certain Boost Mobile prepaid end users on the Sprint network, (b) T-Mobile network services for certain end users that have been migrated to the T-

Mobile network or provisioned on the T-Mobile network by or on behalf of DISH and (c) infrastructure mobile network operator services to assist in the access and integration of the DISH network. Pursuant to the DISH License Purchase Agreement, DISH has agreed to purchase all of Sprint’s 800 MHz spectrum (approximately 13.5 MHz of nationwide spectrum) for a total of approximately $3.6 billion. Pursuant to an amendment to the DISH License Purchase Agreement (the “LPS Amendment”) executed by us and DISH and approved by the Court along with a proposed amendment to the Final Judgment on October 23, 2023, if DISH fails to purchase such spectrum on or prior to April 1, 2024, then DISH’s sole liability will be that we can retain a non-refundable extension fee of approximately $100 million. In such instance, T-Mobile may be required to conduct an auction sale of all of Sprint’s 800 MHz spectrum under the terms set forth in the Final Judgment, but would not be required to divest such spectrum for an amount less than $3.6 billion.

Failure to successfully manage these ongoing arrangements entered into in connection with the Prepaid Transaction and liabilities arising in connection therewith may result in material unanticipated problems, including diversion of management time and energy, significant expenses and liabilities. There may also be other potential adverse consequences and unforeseen increased expenses or liabilities associated with the Prepaid Transaction, the occurrence of which could materially impact our business, financial condition, liquidity and operating results. In addition, there may be an increase in competition from DISH and other third parties that DISH may enter into commercial agreements with, who are significantly larger and with greater resources and scale advantages as compared to us. Such increased competition may result in our loss of customers and other business relationships.

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

As a result of the August 2021 cyberattack, we are subject to numerous lawsuits, including consolidated class action lawsuits seeking unspecified monetary damages, mass consumer arbitrations, a shareholder derivative lawsuit and inquiries by various government agencies, law enforcement and other governmental authorities, and we may be subject to further regulatory inquiries and private litigation. We are cooperating fully with regulators and vigorously defending against the class actions and other lawsuits. On July 22, 2022, we entered into an agreement to settle the consolidated class action lawsuit. On June 29, 2023, the Court issued an order granting final approval of the settlement, which is subject to potential appeals. Under the terms of the settlement, we would pay an aggregate of $350 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. We would also commit to an aggregate incremental spend of $150 million for data security and related technology in 2022 and 2023. We previously paid $35 million for claims administration purposes. On July 31, 2023, a class member filed an appeal to the final approval order challenging the Court’s award of attorneys’ fees to class counsel. We expect the remaining portion of the $350 million settlement payment to fund claims to be made once that appeal is resolved. In connection with the class action settlement and other settlements of separate consumer claims that have been previously completed or are currently pending, we recorded a total pre-tax charge of approximately $400 million during the three months ended June 30, 2022. In light of the inherent uncertainties involved in such matters and based on the information currently available to us, we believe it is reasonably possible that we could incur additional losses associated with these proceedings and inquiries, and we will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. In addition, in connection with the January 2023 cyberattack, we have received notices of consumer class actions and regulatory inquires, to which we will continue to respond in due course. Ongoing legal and other costs related to these proceedings and inquiries, as well as any potential future proceedings and inquiries related to the August 2021 cyberattack and the January 2023 cyberattack, may be substantial, and losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries could be significant and have a material adverse impact on our business, reputation, financial condition, cash flows and operating results.

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

Risks Related to Ownership of Our Common Stock

We cannot guarantee that our 2023-2024 Stockholder Return Program will be fully utilized, and our share repurchases and dividend payments pursuant thereto may fail to have the desired impact on stockholder value.

Our Board of Directors has authorized the 2023-2024 Stockholder Return Program for up to $19.0 billion that will run through December 31, 2024. The 2023-2024 Stockholder Return Program is expected to consist of additional repurchases of shares of our common stock and payment of cash dividends. The existence of the 2023-2024 Stockholder Return Program could cause our stock price, in certain cases, to be higher or lower than it otherwise would be and could potentially reduce the market liquidity or have other unintended consequences for our stock. In addition to the approximately $750 million dividend we declared on September 25, 2023, which is payable on December 15, 2023 to stockholders of record as of the close of business on December 1, 2023, we intend to declare and pay approximately $3.0 billion in total additional dividends in 2024, with payments occurring each quarter during the year. The dividend amount paid per share is expected to grow by around 10% annually, however, the declaration and payment of future dividends is subject to the discretion of our Board of Directors and will depend on financial and legal requirements and other considerations. The amount available under the 2023-2024 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared by the Company.

Under the 2023-2024 Stockholder Return Program, share repurchases can be made from time to time using a variety of methods, which may include open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing and amount of any share repurchases, and the specific timing and amount of any dividend payments, under the 2023-2024 Stockholder Return Program will depend on prevailing share prices, general economic and market conditions, Company performance and other considerations. In addition, the specific timing and amount of any dividend payments are subject to declaration on future dates by the Board in its sole discretion. The 2023-2024 Stockholder Return Program does not obligate the Company to acquire any particular amount of common stock or to declare and pay any particular amount of dividends, and the 2023-2024 Stockholder Return Program may be suspended or discontinued at any time at the Company’s discretion.

In addition, the threshold price that would trigger the issuance of additional shares of T-Mobile common stock to SoftBank under the Letter Agreement is subject to downward adjustment by the per share amount of any cash dividends or other cash distributions declared or paid on the Company’s common stock during the measurement period set forth in the Letter Agreement. As a result, any declaration of cash dividends could potentially result in the issuance of shares of T-Mobile common stock to SoftBank under the Letter Agreement based on the lower threshold price that would not otherwise occur without the cash dividends, which would cause the interests of our stockholders to be diluted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended September 30, 2023:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1, 2023 - July 31, 2023	5,711,470	$139.81	5,711,470	$1,910
August 1, 2023 - August 31, 2023	7,881,202	136.50	7,881,202	834
September 1, 2023 - September 30, 2023	5,720,487	139.89	5,720,487	18,255
Total	19,313,159		19,313,159
(1)    On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023. On September 6, 2023, our Board of Directors authorized our 2023-2024 Stockholder Return Program of up to an additional $19.0 billion that will run through December 31, 2024. The amounts presented represent the remaining shares authorized for purchase under the 2022 Stock Repurchase Program and the 2023-2024 Stockholder Return Program as of the end of the period. The amount available under the 2023-2024 Stockholder Return Program for share repurchases has been reduced by the $745 million of cash dividends declared by us on September 25, 2023.

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

See Note 10 - Stockholder Return Programs of the Notes to the Condensed Consolidated Financial Statements for more information about our 2022 Stock Repurchase Program and 2023-2024 Stockholder Return Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 13, 2023, Deeanne King, Executive Vice President and Chief People Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 24,328 shares of T-Mobile US, Inc. common stock between December 13, 2023, and September 12, 2024, for a total duration of 274 days, subject to certain conditions.

On September 14, 2023, Dara Bazzano, Senior Vice President and Chief Accounting Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 3,953 shares of T-Mobile US, Inc. common stock between December 13, 2023, and March 15, 2024, for a total duration of 93 days, subject to certain conditions.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.1	Tenth Supplemental Indenture, dated as of September 14, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.750% Senior Note due 2034.	8-K	9/14/2023	4.2
4.2	Eleventh Supplemental Indenture, dated as of September 14, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.000% Senior Note due 2054.	8-K	9/14/2023	4.3
10.1
Amendment No.1, dated as of August 25, 2023, to the Amended and Restated License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC and to the License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC.
X
10.2
Amendment No.1, dated as of August 25, 2023, to the Amended and Restated License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC and to the License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC.
X
10.3*	Letter Agreement, dated as of September 6, 2023, by and between the Company and Peter Ewens.				X
10.4	License Purchase Agreement, dated as of September 12, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, T-Mobile US, Inc., Comcast OTR1, LLC, and Comcast Corporation.				X
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (the cover page XBRL tags)

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

October 25, 2023	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)