Form 10-K
period 2023-12-31
T-Mobile US, Inc.
filed 2024-02-02
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $73.2 billion based on the closing sale price as reported on the NASDAQ Global Select Market. As of January 31, 2024, there were 1,186,867,575 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the definitive Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A or will be included in an amendment to this Report.

T-Mobile US, Inc.
Form 10-K
For the Year Ended December 31, 2023

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
•challenges in modernizing our existing applications and systems;
•the impacts of the actions we have taken and conditions we have agreed to in connection with the regulatory proceedings and approvals of our merger (the “Merger”) with Sprint Corporation (“Sprint”) pursuant to a Business Combination Agreement with Sprint and the other parties named therein (as amended, the “Business Combination Agreement”) and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”), including the acquisition by DISH Network Corporation (“DISH”) of the prepaid wireless business operated under the Boost Mobile and Sprint prepaid brands (excluding the Assurance brand Lifeline customers and the prepaid wireless customers of Shenandoah Personal Communications Company LLC (“Shentel”) and Swiftel Communications, Inc.), including customer accounts, inventory, contracts, intellectual property and certain other specified assets, and the assumption of certain related liabilities (collectively, the “Prepaid Transaction”), the complaint and proposed final judgment (the “Final Judgment”) agreed to by us, Deutsche Telekom AG (“DT”), Sprint, SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, as amended on October 23, 2023, the proposed commitments filed with the Secretary of the Federal Communications Commission (“FCC”), which we announced on May 20, 2019, certain national security commitments and undertakings, and any other commitments or undertakings entered into, including, but not limited to, those we have made to certain states and nongovernmental organizations (collectively, the “Government Commitments”), and the challenges in satisfying the Government Commitments in the required time frames and the significant cumulative costs incurred in tracking and monitoring compliance over multiple years;
•adverse economic, political or market conditions in the U.S. and international markets, including changes resulting from increases in inflation or interest rates, supply chain disruptions and impacts of geopolitical instability, such as the Ukraine-Russia and Israel-Hamas wars and further escalations thereof;
•sociopolitical volatility and polarization;
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
•our substantial level of indebtedness and our inability to service our debt obligations in accordance with their terms;
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

•difficulties in protecting our intellectual property rights or if we infringe on the intellectual property rights of others;
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
•the dollar amount authorized for our 2023-2024 Stockholder Return Program (as defined in Note 13 – Stockholder Return Programs of the Notes to the Consolidated Financial Statements) may not be fully utilized, and our share repurchases and dividend payments pursuant thereto may fail to have the desired impact on stockholder value; and
•future sales of our common stock by DT and SoftBank and our inability to attract additional equity financing outside the United States due to foreign ownership limitations by the FCC.

In addition, historical, current, and forward-looking environmental, social and governance (“ESG”) related statements may be based on standards for measuring progress that are still developing and internal controls and processes that continue to evolve. Our ESG initiatives are subject to additional risks and uncertainties, including regarding the evolving nature of data availability, quality, and assessment; related methodological concerns; our ability to implement various initiatives under expected timeframes, cost, and complexity; our dependency on third parties to provide certain information and to comply with applicable laws and policies; and other unforeseen events or conditions. For example, we note that standards and expectations regarding greenhouse gas (“GHG”) accounting and the processes for measuring and counting GHG emissions and GHG emission reductions are evolving, and it is possible that our approaches both to measuring our emissions and to reducing emissions and measuring those reductions may be, either currently by some stakeholders or at some point in the future, considered inconsistent with common or best practices with respect to measuring and accounting for such matters, and reducing overall emissions. These factors, as well as others, may cause results to differ materially and adversely from those expressed in any of our forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Additionally, we may provide information that is not necessarily material for SEC reporting purposes but that is informed by various ESG standards and frameworks (including standards for the measurement of underlying data), internal controls, and assumptions or third-party information that are still evolving and subject to change. Our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable governmental policies, or other factors, some of which may be beyond our control.

Investors and others should note that we announce material information to our investors using our investor relations website (https://investor.t-mobile.com), newsroom website (https://t-mobile.com/news), press releases, SEC filings and public conference calls and webcasts. We intend to also use certain social media accounts as means of disclosing information about us and our services and for complying with our disclosure obligations under Regulation FD (the @TMobileIR X (formerly Twitter) account (https://twitter.com/TMobileIR), the @MikeSievert X account (https://twitter.com/MikeSievert), which Mr. Sievert also uses as a means for personal communications and observations, and the @TMobileCFO X Account (https://twitter.com/tmobilecfo) and our Chief Financial Officer’s LinkedIn account (https://www.linkedin.com/in/peter-osvaldik-3887394), both of which Mr. Osvaldik also uses as a means for personal communication and observations). The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these social media channels in addition to following our press releases, SEC filings and public conference calls and webcasts. The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time as listed on our investor relations website.

PART I.

Item 1. Business

Business Overview and Strategy

Un-carrier Strategy

As America’s supercharged Un-carrier, we have disrupted the wireless communications services industry by actively engaging with and listening to our customers and focusing on eliminating their pain points. This includes providing added value and what we believe is an exceptional experience while implementing signature Un-carrier initiatives that have changed the wireless industry. We ended annual service contracts, overages, unpredictable international roaming fees and data buckets, among other things. We are inspired by a relentless focus on customer experience, consistently delivering award-winning customer experience with our “Total Experience” approach, which drives our customer satisfaction levels while enabling operational efficiencies.

With what we believe is America’s largest, fastest, most awarded and most advanced 5G network, the Un-carrier strives to offer customers unrivaled coverage and capacity where they live, work and travel. We believe our network is the foundation of our success and powers everything we do. Our “layer cake” of spectrum provides an unmatched 5G and overall network experience to our customers, which consists of our foundational layer of low-band, our mid-band and our millimeter-wave (“mmWave”) spectrum licenses (see “Spectrum Position” below). This multilayer portfolio of spectrum broadens and deepens our nationwide 5G network, enabling accelerated innovation and increased competition in the U.S. wireless and broadband industries.

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

Our Operations

As of December 31, 2023, we provide wireless communications services to 119.7 million postpaid and prepaid customers and generate revenue by providing affordable wireless communications services to these customers, as well as a wide selection of wireless devices and accessories. We also provide wholesale wireless services to various partners, who then offer the services for sale to their customers. Our most significant expenses relate to operating and expanding our network, providing a full range of devices, acquiring and retaining high-quality customers and compensating employees. We provide services, devices and accessories across our flagship brands, T-Mobile and Metro by T-Mobile, through our owned and operated retail stores, as well as through our websites (www.t-mobile.com and www.metrobyt-mobile.com), T-Mobile and Metro by T-Mobile apps, customer care channels and through national retailers. In addition, we sell devices to dealers and other third-party distributors for resale through independent third-party retail outlets and a variety of third-party websites. The information on our websites is not part of this Form 10-K. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Services and Products

We provide mobile wireless communications services through a variety of service plan options. We also offer for sale to customers a wide selection of wireless devices, including smartphones, wearables, tablets, home broadband routers and other mobile communication devices that are manufactured by various suppliers.

Our most popular service plan offering is Go5G Plus, which includes unlimited talk, text and data on our network, 5G access at no extra cost, scam protection features, access to the same device offers as new customers and more. We also offer an Essentials rate plan for customers who want the basics at a lower price point, specific rate plans to qualifying customers, including Military and Veterans, First Responder and 55+, as well as Go5G and Go5G Next plans to deliver a full suite of plans that provide customers the features that meet their lifestyle and daily needs.

At the time of device purchase, qualified customers can finance all or a portion of the individual device or accessory purchase price over an installment period, generally of 24 months, using an equipment installment plan (“EIP”).

In addition to our mobile wireless communications services, we offer High Speed Internet, which includes a fixed wireless product that utilizes the excess capacity of our nationwide 5G network. Our fixed wireless product is available to millions of domestic households where we currently have excess network capacity, providing, for some consumers, an alternative to traditional landline internet service providers and expanding access to and choice for some consumers. With our High Speed Internet plan, customers can access the internet without worrying about annual service contracts, data overages or hidden fees.

We also provide products and services that are complementary to our wireless communications services, including device protection, financial services and advertising. In September 2022, we entered into an agreement for the sale of the Wireline Business, and on May 1, 2023, we completed the sale of the Wireline Business. See Note 14 – Wireline for additional information.

Customers

We provide wireless communications services to a variety of customers needing connectivity, but focus primarily on two categories of customers:

•Postpaid customers generally are qualified to pay after receiving wireless communications services utilizing phones, High Speed Internet modems, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices, including SyncUP and internet of things (“IoT”). We serve consumers as well as business customers, who are provided services under the T-Mobile for Business brand.
•Prepaid customers generally pay for wireless communications services in advance. We serve prepaid customers under the T-Mobile and Metro by T-Mobile brands.

We provide Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers access to our network. This access and the customer relationship are managed by wholesale partners, with whom we have commercial agreements permitting them to sell services utilizing our network.

We generate the majority of our service revenues by providing wireless communications services to postpaid and prepaid customers. Our ability to attract and retain postpaid and prepaid customers is important to our business in the generation of service revenues, equipment revenues and other revenues. In 2023, our service revenues generated by providing wireless communications services by customer category were:

•77% Postpaid customers;
•15% Prepaid customers; and
•8% Wholesale and other services.

Substantially all of our revenues for the years ended December 31, 2023, 2022 and 2021, were earned in the United States, including Puerto Rico and the U.S. Virgin Islands.

Network Strategy

Utilizing our multilayer spectrum portfolio, our mission is to become “Famous for Network.” We have deployed low-band, mid-band and mmWave spectrum dedicated for 5G across our dense and broad network to create what we believe is America’s largest, fastest, most awarded and most advanced 5G network.

The Merger greatly enhanced our spectrum position. Integration of the spectrum and network assets acquired in the Merger was substantially completed in 2023. Our integration strategy included deploying the acquired spectrum on the combined network assets to supplement capacity, migrating Sprint customers to our network and optimizing the combined assets by decommissioning redundant sites. As of December 31, 2022, we had decommissioned substantially all targeted Sprint macro sites. As a result of the Merger, we have achieved significant synergies and cost reductions by eliminating redundancies within our network, as well as through other business processes and operations.

Spectrum Position

We provide wireless communications services utilizing low-band spectrum licenses covering our 600 MHz and 700 MHz spectrum, mid-band spectrum licenses, such as Advanced Wireless Services (“AWS”), Personal Communications Services (“PCS”) and 2.5 GHz spectrum, and mmWave spectrum.

•We controlled, or expected to control based on previously announced auction results, an average of 392 MHz of combined low- and mid-band spectrum nationwide as of December 31, 2023. This spectrum is comprised of:
•An average of 40 MHz in the 600 MHz band;
•An average of 10 MHz in the 700 MHz band;
•An average of 14 MHz in the 800 MHz band;
•An average of 41 MHz in the 1700 MHz AWS band;
•An average of 66 MHz in the 1900 MHz PCS band;
•An average of 182 MHz in the 2.5 GHz band;
•An average of 12 MHz in the 3.45 GHz band; and
•An average of 27 MHz in the C-band.
•We controlled an average of 1,157 GHz of combined mmWave spectrum licenses.
•In August 2022, we entered into license purchase agreements pursuant to which we will acquire spectrum in the 600 MHz band in exchange for total cash consideration of $3.5 billion. See Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements for additional details.
•In September 2022, the FCC announced that we were the winning bidder of 7,156 licenses in Auction 108 (2.5 GHz spectrum) for an aggregate price of $304 million. The timing of when the licenses will be issued will be determined by the FCC after all post-auction procedures have been completed.
•In September 2023, we entered into a license purchase agreement pursuant to which we will acquire spectrum in the 600 MHz band in exchange for total cash consideration of between $1.2 billion and $3.3 billion. See Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements for additional details.
•We plan to evaluate future spectrum purchases in future auctions and in the secondary market to further augment our current spectrum position.
•As of December 31, 2023, we had equipment deployed on approximately 80,000 macro cell sites and 48,000 small cell/distributed antenna system sites across our network.

5G Leadership

We believe our 5G network is America’s largest, fastest, most awarded and most advanced:

•As of December 31, 2023, our Ultra Capacity 5G utilizing mid-band and mmWave spectrum covers more than 300 million people.
•As of December 31, 2023, our total 5G coverage, including low-band spectrum, covers more than 330 million people, reaching 98% of Americans.

Competition

The wireless communications services industry remains competitive. We are the second largest provider of wireless communications services in the U.S. as measured by our total postpaid and prepaid customers. Our competitors include other carriers, such as AT&T Inc. (“AT&T”), Verizon Communications, Inc. (“Verizon”), and DISH as it continues to grow its network. In addition, our competitors include numerous smaller and regional providers, including Comcast Corporation, Charter Communications, Inc., Cox Communications, Inc., and Altice USA, Inc., many of which offer no-contract, postpaid and prepaid service plans. Competitors also include providers who offer similar communication services, such as voice, messaging and data services, using alternative technologies. Competitive factors within the wireless communications services industry include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies and regulatory changes. Some of our competitors have shown a willingness to use discounted pricing or offer bundled services as a potential source of differentiation.

Human Capital

Employees

As of December 31, 2023, we employed approximately 67,000 full-time and part-time employees, including network, retail, administrative and customer support functions.

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

Training and Development

Career growth and development is foundational to T-Mobile’s culture and success. We want to deliver the best experiences from the best teams, and one way we do that is by offering an array of development programs and resources to build diverse talent and empower our people to succeed through every step of their career. It is all easily accessible on our Magenta U site, which is our one-stop shop for all things career development and learning. The online learning portal is designed to put employees in the driver’s seat and give them access to mentoring, training, videos, books, job search and interview tips, and much more.

By strategically investing in the following three key areas of career development and learning, we are developing our talent now and for the future.

•Evolve skills and careers – Learn every day, champion relentless improvement, develop critical skills, explore career possibilities, and build the desired career;
•Advance leadership expertise – Build critical leadership capabilities, enable leadership growth at all levels, and develop skills to lead in the future; and
•Champion diversity, equity and inclusion (“DE&I”) – Promote inclusive habits and behaviors, enhance belonging and connectedness, and advocate for equitable opportunities.

Diversity, Equity and Inclusion

DE&I have always been a part of the Un-carrier culture, and we are committed to having DE&I touch every aspect of our future. Our Equity in Action Plan is a five-year plan that spans the values we live by, how we invest in and provide opportunities for our employees, how we select the suppliers we do business with and how we advocate for our communities.

For our employees, we have established six DE&I Employee Resource Groups and four sub-affinity groups that have helped us establish and maintain a culture of inclusion. Currently, we have over 40 DE&I chapters across the nation that help spearhead volunteer opportunities, events and meaningful conversation with employees at a local level. Our DE&I Employee Resource Groups include the following:

•Accessibility Community at T-Mobile;
•Multicultural Alliance;
•Asia Pacific & Allies Network;
•Black Empowerment Network;
•Indigenous Peoples Network;
•Magenta Latinx Network;
•Multigenerational Network;
•Pride;
•Veterans & Allies Network; and
•Women & Allies Network.

As part of T-Mobile’s Equity In Action Plan and Promises, we have established two External Diversity and Inclusion Councils in connection with our civil rights memorandum of understanding. The councils include civil rights leaders representing a wide range of underrepresented communities. Together with T-Mobile, the councils are helping us identify ways to improve our efforts in focus areas such as corporate governance, workforce recruitment and retention, procurement, entrepreneurship, philanthropy and community investment. Since April 2020, we have achieved a significant portion of the Equity In Action Promises, currently at 80% completed.

As DE&I are instrumental to our culture and values, we are also on a mission to create fair and equitable opportunities for all suppliers, including veteran-owned, disability-owned, woman-owned, minority-owned, LGBT-owned and small and disadvantaged businesses. We have implemented a Supplier Diversity Category Management Strategy for our network technology procurement organization to help identify opportunities and develop actionable targets for progress on this topic. This year, we updated our Supplier Diversity Policy that provides the primary guidance designed to ensure that DE&I are integrated into the purchasing process of goods and services for and on behalf of T-Mobile. In addition, we published T-Mobile’s CEO Supplier Diversity Policy Statement, reenforcing our Equity In Action diversity plan that aims to increase the amount of business we do with diverse suppliers.

Environmental Sustainability

Reducing Our Carbon Footprint

We are working to reduce the impact of our operations on the climate by setting carbon reduction goals that are aligned with science and investing in renewable energy. We are reducing our carbon footprint through several initiatives, including:

•Making progress on our science-based net-zero target for 2040 that includes Scope 1, 2 and 3 emissions;
•Investing in renewable energy, as evidenced by our RE100 pledge, a global initiative that unites businesses committed to 100% renewable electricity. We first met this goal in 2021 and have achieved it in each subsequent year so far by matching our electricity usage with renewable energy credits acquired through a variety of sources, including through our engagement in Virtual Power Purchasing Agreements and a Green Direct tariff agreement with nine clean energy providers for expected annual provision of approximately 3.5 million megawatt hours of renewable electricity;
•Continuously testing and evaluating more efficient equipment for our facilities, including switch stations, cell sites, retail stores and customer experience centers to reduce energy consumption; and
•Promoting a circular economy through our device reuse and recycle program, which collects millions of devices for reuse, resale, and recycling annually.

Responsible Sourcing

We believe our suppliers are a valuable extension of our business and corporate values. Our Supplier Code of Conduct outlines expectations around ethical business practices for our suppliers. We require our suppliers to operate in full compliance with the laws, rules, regulations and ethical standards of the countries in which they operate or provide products or services. We expect our suppliers to share our commitment to ethical conduct and environmentally responsible business practices while they conduct business with or on behalf of us. Our Responsible Sourcing Policy further outlines T-Mobile’s expectations in this area.

We employ a third-party risk management (“TPRM”) process to screen for anti-corruption, global sanctions, human rights and environmental risks before engaging with a supplier. Our TPRM process also continuously monitors current suppliers for policy violations and risks.

Regulation

The FCC regulates many key aspects of our business, including licensing, construction, the operation and use of our network, modifications of our network, control and ownership of our licenses and authorizations, the sale, transfer and acquisition of certain licenses, domestic roaming arrangements and interconnection agreements, pursuant to its authority under the Communications Act of 1934, as amended (“Communications Act”). The FCC has a number of complex requirements that affect our operations and pending proceedings regarding additional or modified requirements that could increase our costs or diminish our revenues. For example, the FCC has rules regarding provision of 911, 988 and E-911 services, porting telephone numbers, interconnection, roaming, internet openness or net neutrality, robocalling/robotexting, disabilities access, privacy and cybersecurity, digital discrimination, consumer protection and the universal service and Lifeline programs. Many of these and other issues are being considered in ongoing proceedings, and we cannot predict whether or how such actions will affect our business, financial condition or operating results. Our ability to provide services and generate revenues could be harmed by adverse regulatory action or changes to existing laws and regulations. In addition, regulation of companies that offer competing services can impact our business indirectly.

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

Additionally, Congress’s and the FCC’s allocation of additional spectrum for broadband commercial mobile radio service (“CMRS”), which includes cellular, PCS and other wireless services, could significantly increase and intensify competition. We cannot assess the impact that any developments that may occur in the U.S. economy or any future spectrum allocations by the FCC may have on license values. FCC spectrum auctions and other market developments may adversely affect the market value of our licenses or our competitive position in the future. A significant decline in the value of our licenses could adversely affect our financial condition and results of operations. In addition, the FCC periodically reviews its policies on how to evaluate carriers’ spectrum holdings in the context of spectrum transactions or acquisitions. Most recently, for example, in September 2023, the FCC sought public comment on whether it should initiate a rulemaking proceeding to consider changes to its mobile spectrum rules and policies. A change in these rules and policies could affect our access to additional spectrum resources and competition among us and other carriers.

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

For our Educational Broadband Service (“EBS”) licenses in the 2.5 GHz band, FCC rules previously limited eligibility to hold EBS licenses to accredited educational institutions and certain governmental, religious and nonprofit entities, while permitting those license holders to lease their licenses to commercial providers for non-educational purposes. Therefore, we have historically accessed EBS spectrum primarily through long-term leasing arrangements with EBS license holders. Our EBS spectrum leases typically have an initial term equal to the remaining term of the EBS license, with an option to renew the lease for additional terms, for a total lease term of up to 30 years. On April 27, 2020, the FCC lifted the restriction on who can hold EBS licenses and the 30-year limitation on lease duration, among other changes. The elimination of these restrictions allows current license holders to sell their licenses, including to T-Mobile. While a majority of our leases have contractual provisions enabling us to match offers, we may be forced to compete with others to purchase 2.5 GHz licenses on the secondary market and expend additional capital earlier than we may have anticipated. T-Mobile has started to acquire some of these EBS licenses, but we continue to lease spectrum in this band and expect that to be the case for some time.

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

While most states pursuing net neutrality legislation are largely seeking to codify the repealed federal rules, there are differences in some states, notably California, which has passed separate privacy and net neutrality legislation, Colorado, Connecticut, Utah, Virginia, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas, which have passed privacy laws; and New York, which has passed a broadband rate-setting law. There are also efforts within Congress to pass federal legislation to codify uniform federal privacy and net neutrality requirements. Ensuring the preemption of separate state requirements, including the California laws, is critical to this effort. If not preempted or rescinded, separate state requirements will impose significant business costs and could also result in increased litigation costs and enforcement risks. State authority over wireless broadband services will remain unsettled until final action by the courts or Congress.

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

Available Information

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are also publicly available free of charge on the investor relations section of our website at investor.t-mobile.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our corporate governance guidelines, director selection guideline, code of ethics for senior financial officers, code of business conduct, speak up policy, supplier code of conduct, and charters for the audit, compensation, nominating and corporate governance, and executive committees of our Board of Directors are also posted on the investor relations section of our website at investor.t-mobile.com. The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating T-Mobile. Our business, financial condition, liquidity, or operating results, as well as the price of our common stock and other securities, could be materially adversely affected by any of these risks.

Risks Related to Our Business

We operate in a highly competitive industry. If we are unable to attract and retain customers, our business, financial conditions, and operating results would be negatively affected.

The wireless communications services industry is highly competitive. As the industry reaches saturation with a relatively fixed pool of customers, competition will likely further intensify, putting pressure on pricing and margins for us and all our competitors. Our ability to attract and retain customers will depend on key factors such as network quality and capacity, customer service excellence, effective marketing strategies, competitive pricing, and compelling value propositions. Additionally, targeted marketing approaches for diverse customer segments, including Prepaid, Postpaid, Business and Government customers, coupled with continuous innovation in products and services, are essential for retaining and expanding our customer base. If we are unable to successfully differentiate our services from our competitors, it would adversely affect our competitive position and ability to grow our business.

We have seen and expect to continue to see intense competition in all market segments from traditional Mobile Network Operators (MNOs), such as AT&T and Verizon, particularly as they invest in spectrum, their wireless network and services, and device promotions, and DISH as it continues to build out its wireless network and roll out services. Numerous other smaller and regional MNOs and MVNOs offering wireless services may also compete with us in some markets, including cable providers, such as Comcast, Charter, Cox, and Altice, as they continue to diversify their offerings to include wireless services offered under MVNO agreements. As new products and services emerge, we may also be forced to compete against non-traditional competitors from outside of the wireless communications services industry, such as satellite providers, offering similar connectivity services using alternative technologies. In broadband connectivity services, AT&T and Verizon, as well as numerous other players, such as satellite providers and cable companies, compete for customers in an increasingly competitive environment.

If we are unable to compete effectively in attracting and retaining customers, it could negatively impact our business, financial condition, and operating results.

We have experienced criminal cyberattacks and are vulnerable to disruption, data loss and other security breaches, whether directly or indirectly through third parties whose products and services we rely on in operating our business.

Our business involves the receipt, storage, and transmission of confidential information about our customers, such as sensitive personal, account and payment card information, confidential information about our employees and suppliers, and other sensitive information about our Company, such as our business plans, transactions, financial information, and intellectual property (collectively, “Confidential Information”). Additionally, to offer services to our customers and operate our business, we utilize a number of applications and systems, including those we own and operate as well as others provided by third-party providers, such as cloud services (collectively, “Systems”).

We are subject to persistent cyberattacks and threats to our business from a variety of bad actors, many of whom attempt to gain unauthorized access to and compromise Confidential Information and Systems. In some cases, the bad actors exploit bugs, errors, misconfigurations or other vulnerabilities in our Systems to obtain Confidential Information. In other cases, these bad actors may obtain unauthorized access to Confidential Information by exploiting insider access or utilizing log in credentials taken from our customers, employees, or third-party providers through credential harvesting, social engineering or other means. Other bad actors aim to cause serious operational disruptions to our business and Systems through ransomware or distributed denial of services attacks.

Cyberattacks against companies like ours have increased in frequency and scope of potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent, and detect incidents successfully in every instance. They are perpetrated by a variety of groups and persons, including state-sponsored parties, malicious actors, employees, contractors, or other unrelated third parties. Some of these persons reside in jurisdictions where law enforcement measures to address such attacks are ineffective or unavailable, and such attacks may even be perpetrated by or at the behest of foreign governments.

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

In January 2023, we disclosed that a bad actor was obtaining data through a single Application Programming Interface (“API”) without authorization that was only able to provide a limited set of customer account data, including name, billing address, email, phone number, date of birth, T-Mobile account number and information such as the number of lines on the account and plan features. Our investigation indicated that the bad actor(s) obtained data from this API for approximately 37 million current postpaid and prepaid customer accounts, though many of these accounts did not include the full data set.

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

In addition to the August 2021 cyberattack and the January 2023 cyberattack, we have experienced other unrelated non-material incidents involving unauthorized access to certain Confidential Information and Systems. Typically, these incidents have involved attempts to commit fraud by taking control of a customer’s phone line, often by exploiting insider access or using compromised credentials. In other cases, the incidents have involved unauthorized access to certain of our customers’ private information, including credit card information, financial data, social security numbers or passwords, and to certain of our intellectual property. Some of these incidents have occurred at third-party providers, including third parties who provide us with various Systems and others who sell our products and services through retail locations or take care of our customers.

Our procedures and safeguards to prevent unauthorized access to Confidential Information and to defend against cyberattacks seeking to disrupt our operations must be continually evaluated and enhanced to address the ever-evolving threat landscape and changing cybersecurity regulations. These preventative actions require the investment of significant resources and management time and attention. Additionally, we do not have control of the cybersecurity systems, breach prevention, and response protocols of our third-party providers, including through our cybersecurity programs or policies. While T-Mobile may have contractual rights to assess the effectiveness of many of our providers’ systems and protocols, we do not have the means to know or assess the effectiveness of all of our providers’ systems and controls at all times. We cannot provide any assurances that actions taken by us, or our third-party providers, including through our cybersecurity programs or policies, will adequately repel a significant cyberattack or prevent or substantially mitigate the impacts of cybersecurity breaches or misuses of Confidential Information, unauthorized access to our networks or systems or exploits against third-party environments, or that we, or our third-party providers, will be able to effectively identify, investigate, and remediate such incidents in a timely manner or at all. We expect to continue to be the target of cyberattacks, given the nature of our business, and we expect the same with respect to our third-party providers. We also expect that threat actors will continue to gain sophistication including in the use of tools and techniques (such as artificial intelligence) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, making it more challenging for us to identify, investigate and recover from future cyberattacks in a timely and effective manner. In addition, we have acquired and continue to acquire companies with cybersecurity vulnerabilities or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks. If we fail to protect Confidential Information or to prevent operational disruptions from future cyberattacks, there may be a material adverse effect on our business, reputation, financial condition, cash flows, and operating results.

If we are unable to take advantage of technological developments on a timely basis, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

In order to grow and remain competitive, we will need to adapt to changes in available technology, including artificial intelligence and machine learning, continually invest in our network, increase network capacity, enhance our existing service offerings, and introduce new offerings to meet our current and potential customers’ changing service demands. Enhancing our network, including the ongoing deployment of our 5G network, is subject to risks related to equipment changes and the migration of customers from older technologies. Negative public perception of, and regulations regarding, the perceived health risks relating to 5G networks could undermine market acceptance of our 5G services. Adopting new and sophisticated technologies may result in implementation issues, such as scheduling and supplier delays, unexpected or increased costs, technological constraints, regulatory permitting issues, customer dissatisfaction, and other issues that could cause delays in launching new technological capabilities, which in turn could result in significant costs or reduce the anticipated benefits of the upgrades. If our new services fail to retain or gain acceptance in the marketplace or if costs associated with these services are higher than anticipated, this could have a material adverse effect on our business, brand, financial condition, and operating results.

We rely on highly skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture.

Our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented personnel for all areas of our organization, including our CEO and members of our senior leadership team. Both external factors, such as fluctuations in economic and industry conditions, changes in U.S. immigration policies, and the competitive landscape, and internal factors, such as employee tolerance for changes in our corporate culture, organizational changes, limited remote working opportunities, and our compensation programs, may impact our ability to effectively manage our workforce. Further, employee compensation and benefit costs may increase due to inflationary pressures, and if our compensation does not keep up with inflation or that of our competitors’, we may see increased employee dissatisfaction and departures or difficulty in recruiting new employees. If key employees depart or we are unable to recruit and integrate new employees successfully, our business could be negatively impacted.

System failures and business disruptions may prevent us from providing reliable service, which could materially adversely affect our reputation and financial condition.

We rely upon systems and networks – those of third-party suppliers and other providers, in addition to our own – to provide and support our service offerings. System, network, or infrastructure failures resulting from a number of causes may prevent us from providing reliable service. Examples of these risks include:

•physical damage, power surges or outages, equipment failure, or other service disruptions with respect to both our wireless and wireline networks, including those resulting from severe weather, storms, earthquakes, floods, hurricanes, wildfires and natural disasters, which may occur more frequently or with greater intensity as a result of global climate change, public health crises, terrorist attacks, political instability and volatility and acts of war;
•human error due to factors such as poor change management or policy compliance;
•risks to our access to and use of reliable energy and water;
•hardware or software failures or outages of our business systems or communications network;
•supplier failures or delays; and
•potential shifts in physical conditions due to climate change, such as sea-level rise or changes in temperature or precipitation patterns, may impact the operating conditions of our infrastructure or other infrastructure we rely on.

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

The continued interest in, and acquisition of, spectrum by existing carriers and others, including speculators, may reduce our ability to acquire and/or increase the cost of acquiring spectrum in the secondary market, including leasing, or purchasing additional spectrum in the 2.5 GHz band, or negatively impact our ability to gain access to spectrum through other means, including government auctions. Additionally, increased interest from third parties in acquiring spectrum may make it difficult to renew leases of some of our existing 2.5 GHz spectrum holdings in the future. Furthermore, we have experienced delays in obtaining the spectrum from Auction 108, where we spent $304 million and won over 90% of the 2.5GHz licenses, due to the FCC losing its congressional auction authority to administer spectrum licenses. Subsequently, the FCC may not be able to provide sufficient additional spectrum to auction. In addition, we may be unable to secure the spectrum necessary to maintain or enhance our competitive position in any auction we may elect to participate in or in the secondary market, on favorable terms or at all. Any return on our investment in spectrum depends on our ability to attract additional customers, to provide additional services and usage to existing customers, and to efficiently manage network capacity.

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

As we work to modernize our existing applications and systems, challenges with execution could have adverse operational, financial, and reputational effects on our business.

We are currently integrating, upgrading, and replacing many of our existing applications and systems, including numerous legacy systems from previous acquisitions. This process is complex and involves challenges in integrating and modernizing outdated IT infrastructure within a limited timeframe. The success of these efforts depends on the effective allocation of resources, expansion of our technology development capabilities, leveraging artificial intelligence and emerging technologies, and ensuring access to subject-matter experts. Any delays or failures in these initiatives could impact our ability to comply with legal or regulatory requirements, ensure reliable system performance and effective cybersecurity, recover promptly from system outages, and maintain satisfactory customer and employee experiences. These issues could also hinder our ability to meet customer expectations in terms of future service capabilities and offerings and to grow our business, potentially affecting our operational and financial results and our reputational standing.

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

We expect to continue incurring significant costs, expenses, and fees to track, monitor, comply with and fulfill our obligations under these Government Commitments over a number of years. In addition, abiding by the Government Commitments may divert our management’s time and energy away from other business operations and could force us to make business decisions we would not otherwise make and forego taking actions that might be beneficial to the Company. The challenges in continuing to satisfy the large number of Government Commitments in the required time frames and the cost incurred in tracking, monitoring, and complying with them could also adversely impact our business, financial condition, and operating results and hinder our ability to effectively compete.

Economic, political and market conditions may adversely affect our business, financial condition, and operating results.

Our business, financial condition, and operating results are sensitive to changes in general economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, economic growth, energy costs, rates of inflation (or concerns about deflation), supply chain disruptions, impacts of current geopolitical conflict or instability, such as the Ukraine-Russia and Israel-Hamas wars and further escalations thereof, and other macroeconomic factors.

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

Sociopolitical volatility and polarization may adversely affect our business operations and reputation.

The current sociopolitical environment is characterized by deep complexity, volatility, and polarization on various social and political issues. The increasing intersection of technology and politics has led to rapid and unpredictable shifts in public sentiment. Social media and digital platforms have amplified the voices of various stakeholders, creating the potential for swift change in public opinion and stronger reactions to corporate actions. As a company that sells products and services across the nation to millions of customers, these dynamics increase the risk of potential reputational damage, boycotts, and shifts in consumer behavior that could adversely affect our sales and profitability. In this fluid and volatile sociopolitical environment, our ability to respond effectively, sensitively, and authentically to the expectations and concerns of our customers, employees, and other stakeholders is key to mitigating these risks. If we are unable to manage these challenges effectively, there may be adverse impacts to our business, reputation, financial condition, and operating results.

Our business may be adversely impacted if we are not able to successfully manage the ongoing arrangements entered into in connection with the Prepaid Transaction and known or unknown liabilities arising in connection therewith.

In connection with the closing of the Prepaid Transaction, we and DISH entered into certain arrangements, including a Master Network Services Agreement (the “MNSA”) and a License Purchase Agreement (as amended, the “DISH License Purchase Agreement”). Pursuant to the MNSA, DISH will receive network services from the Company for a period of seven years. As set forth in the MNSA, the Company provides DISH, among other things, (a) legacy network services for certain Boost Mobile prepaid end users on the Sprint network, (b) T-Mobile network services for certain end users that have been migrated to the T-Mobile network or provisioned on the T-Mobile network by or on behalf of DISH and (c) infrastructure mobile network operator services to assist in the access and integration of the DISH network. Pursuant to the DISH License Purchase Agreement, DISH has agreed to purchase all of Sprint’s 800 MHz spectrum (approximately 13.5 MHz of nationwide spectrum) for a total of $3.6 billion. Pursuant to an amendment to the DISH License Purchase Agreement (the “LPS Amendment”) executed by us and DISH and approved by the Court along with a proposed amendment to the Final Judgment on October 23, 2023, if DISH fails to purchase such spectrum on or prior to April 1, 2024, then DISH’s sole liability will be that the Company can retain a non-refundable extension fee of $100 million. In such instance, absent prior approval from the U.S. Department of Justice, T-Mobile is required to conduct an auction sale of all of Sprint’s 800 MHz spectrum under the terms set forth in the Final Judgment, but would not be required to divest such spectrum for an amount less than $3.6 billion.

Failure to successfully manage these ongoing arrangements entered into in connection with the Prepaid Transaction and liabilities arising in connection therewith may result in material unanticipated problems, including diversion of management time and energy, significant expenses and liabilities. There may also be other potential adverse consequences and unforeseen increased expenses or liabilities associated with the Prepaid Transaction, the occurrence of which could materially impact our business, financial condition, liquidity and operating results. In addition, there may be an increase in competition from DISH and other third parties that DISH may enter into commercial agreements with, who are significantly larger and have greater resources and scale advantages as compared to us. Such increased competition may result in our loss of customers and other business relationships.

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
•potential loss of talent during integration due to differences in culture, locations, or other factors;
•difficulties in effectively integrating the financial, operational and sustainability systems of the business involved in any such transaction into (or supplanting such systems with) our financial, operational and sustainability reporting infrastructure and internal control framework in an effective and timely manner;
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

Our suppliers are also subject to their own risks, including, but not limited to, economic, financial and credit conditions, labor force disruptions, geopolitical tensions, disruptions in global supply chain and the risks of natural catastrophic events (such as earthquakes, floods, hurricanes, storms, heatwaves and fires), energy shortages, power outages, equipment failures, terrorist attacks or other hostile acts, and public health crises, such as the COVID-19 pandemic (the “Pandemic”), which may result in performance below the levels required by their contracts. Our business could be severely disrupted if critical suppliers or service providers fail to comply with their contracts or if we experience delays or service degradation during any transition to a new outsourcing provider or other supplier or if we are required to replace the supplied products or services with those from another source, especially if the replacement becomes necessary on short notice. Any such disruptions could have a material adverse effect on our business, financial condition, and operating results.

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

Risks Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our business flexibility and ability to service our debt, and increase our borrowing costs.

We have, and we expect that we will continue to have, a substantial amount of debt. Our substantial level of indebtedness could have the effect of, among other things, reducing our flexibility in responding to changing business, economic, market and industry conditions and increasing the amount of cash required to service our debt. In addition, this level of indebtedness may also reduce funds available for capital expenditures, any Board-approved share repurchases, dividends or other activities. Those impacts may put us at a competitive disadvantage relative to other companies with lower debt levels. Further, we may need to incur substantial additional indebtedness in the future, subject to the restrictions contained in our debt instruments, if any, which could increase the risks associated with our capital structure.

Our ability to service our substantial debt obligations will depend on future performance, which will be affected by business, economic, market and industry conditions and other factors. There is no guarantee that we will be able to generate sufficient cash flow to service our debt obligations when due. If we are unable to meet such obligations or fail to comply with the financial and other restrictive covenants contained in the agreements governing such debt obligations, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices or make additional borrowings. We may not be able to, at any given time, refinance our debt, sell assets, or make additional borrowings on commercially reasonable terms or at all, which could have a material adverse effect on our business, financial condition, and operating results.

Changes in credit market conditions and other factors could adversely affect our ability to raise debt favorably.

Instability in the global financial markets, inflation, policies of various governmental and regulatory agencies, including changes in monetary policy and interest rates, and other general economic conditions could lead to volatility in the credit and equity markets. This volatility could limit our access to the capital markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us or at all. Further, deterioration in our operating performance may lead to a decrease in our credit ratings, which could also impact our ability to access the debt capital markets at rates favorable or acceptable to us.

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

We are subject to regulatory oversight by various federal, state, and local agencies, as well as judicial review and actions, on issues related to the wireless industry that include, but are not limited to, roaming, interconnection, spectrum allocation and licensing, facilities siting, pole attachments, intercarrier compensation, Universal Service Fund (“USF”), 911 services, robocalling/robotexting, consumer protection, consumer privacy, and cybersecurity. We are also subject to regulations in connection with other aspects of our business, including device financing and insurance activities.

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

We cannot assure that the FCC or any other federal, state, or local agencies will not adopt regulations, change or discontinue existing programs, implement new programs, or take enforcement or other actions that would adversely affect our business, impose new costs, or require changes in current or planned operations, including timing of the shutdown of legacy technologies. For example, in 2015 and 2016, the FCC established net neutrality and privacy regimes that applied to our operations. Both sets of rules potentially subjected some of our initiatives and practices to more burdensome requirements and heightened scrutiny by federal and state regulators, the public, edge providers, and private litigants regarding whether such initiatives or practices are compliant. While the FCC rules were largely rolled back in 2017, the FCC recently initiated a rulemaking proceeding proposing to reinstate the net neutrality rules, to reassert authority in the broadband privacy arena, and to subject broadband offerings to other forms of regulatory oversight. In addition, the current FCC updated transparency obligations to require nutrition-style broadband label disclosures in 2024 that could prompt regulatory inquiries. In addition, some states and other jurisdictions have enacted laws in these areas (including, for example, California and other states’ net neutrality laws, the CCPA and CPRA as discussed below) and others are considering enacting similar laws. It also is uncertain what rules may be promulgated under the current administration (e.g., the FTC has discussed promulgating privacy rules), perpetuating the risk and uncertainty regarding the regulatory environment and compliance around these issues.

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

Further, government funded programs, such as the Affordable Connectivity Program (ACP) and the Emergency Connectivity Fund (ECF) or Lifeline program, may discontinue due to the exhaustion of funding, which could result in the reduction in low-income customers and the associated revenue.

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

Since 2020, a number of states have enacted new, comprehensive privacy laws that create new data privacy rights for residents of those states and new compliance obligations for us and the industry in general, in addition to private rights of action for certain types of data breaches. These include the California Consumer Privacy Act (“CCPA”), recently modified by the California Privacy Rights Act (“CPRA”), similar laws in Colorado, Connecticut, Utah, and Virginia that went into effect in 2023, and similar laws in Delaware, Indiana, Iowa, Montana, Oregon, Tennessee, and Texas that will go into effect in the next few years. Pending legislation in several other states would create similar laws elsewhere. All of these new privacy laws and others that we expect to be developed and enacted going forward will impose additional data protection obligations and potential liability on companies such as ours doing business in those states. Further, privacy laws also limit our ability to collect and use personal information.

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

Our business may be adversely impacted if we are not able to protect our intellectual property rights or if we infringe on the intellectual property rights of others.

We rely on a variety of intellectual property assets, including patents, copyrights, trademarks, and domains, to maintain our competitiveness. If we are unable to protect our intellectual property due to factors such as changes in US intellectual property laws, the value of our intellectual property may become impaired, which may adversely impact our business and financial results.

Additionally, we have faced and will continue to face various litigations alleging that our products or services infringe patents or other intellectual property of third parties. If successful, these litigations could result in an award of financial compensation, including damages or royalties, business disruptions, reputational harm, or an order requiring that we cease offering, selling, and using the relevant products, equipment, services, and network functions. Defending against such litigation is not only costly and time-consuming, but it may also be disruptive to our business operations and divert resources and attention. Furthermore, the outcomes of these litigations are inherently uncertain.

Our suppliers and vendors also have and will continue to face intellectual property litigation related to the technology used in the products, equipment, and services they provide to us. If successful, such litigation against our suppliers and vendors might impact their ability to continue to provide the relevant products, equipment, and services to us.

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

DT controls a majority of the voting power of our common stock and the T-Mobile trademarks we utilize in our business and may have interests that differ from the interests of our other stockholders.

DT is a party to that certain Proxy, Lock-Up and ROFR Agreement, dated as of April 1, 2020, by and between DT and SoftBank (the “SoftBank Proxy Agreement”). Pursuant to the SoftBank Proxy Agreement, at any meeting of our stockholders, the shares of our common stock beneficially owned by SoftBank will be voted in the manner as directed by DT. In addition, DT holds direct and indirect call options that give DT the right to acquire up to approximately 35 million shares of our common stock held by SoftBank.

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

DT effectively has control over all matters submitted to our stockholders for approval, including the election or removal of directors, changes to our Certificate of Incorporation, a sale or merger of our Company and other transactions requiring stockholder approval under Delaware law. DT’s controlling interest may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from seeking to acquire, the Company and DT, as the controlling stockholder, may have strategic, financial, or other interests different from those of our other stockholders, including as the holder of a portion of our debt and as the counterparty in a number of commercial arrangements, and may make decisions adverse to the interests of our other stockholders.

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

We cannot guarantee that our 2023-2024 Stockholder Return Program will be fully utilized or that it will enhance long-term stockholder value.

On September 6, 2023, our Board of Directors authorized a stockholder return program of up to $19.0 billion through December 31, 2024 (the “2023-2024 Stockholder Return Program”). The 2023-2024 Stockholder Return Program consists of repurchases of shares of our common stock and the payment of cash dividends, with the amount available under the 2023-2024 Stockholder Return Program for share repurchases reduced by the amount of any cash dividends declared by us. As of December 31, 2023, we had used $2.2 billion to repurchase shares and paid $747 million in dividends, leaving up to $16.0 billion available for repurchases and dividends through December 31, 2024. We expect to pay quarterly dividends totaling approximately $3.0 billion in 2024 and to repurchase up to approximately $13.0 billion of additional shares.

The specific timing and amount of any share repurchases, and the specific timing and amount of any dividend payments, under the 2023-2024 Stockholder Return Program will depend on prevailing share prices, general economic and market conditions, Company performance and other considerations, such as whether the Company determines that there are other uses for the funds currently authorized for the program that would be more advantageous for our business. In addition, the specific timing and amount of any dividend payments are subject to declaration on future dates by the Board in its sole discretion. The 2023-2024 Stockholder Return Program could impact our cash flows and affect the trading price of our common stock and increase volatility. We cannot guarantee that the 2023-2024 Stockholder Return Program will be fully consummated or that it will enhance long-term stockholder value. The 2023-2024 Stockholder Return Program does not obligate the Company to acquire any particular amount of common stock or to declare and pay any particular amount of dividends, and the 2023-2024 Stockholder Return Program may be suspended or discontinued at any time at the Company’s discretion. Any announcement of termination of the 2023-2024 Stockholder Return Program may result in a decrease in the price of our common stock.

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

We and DT are parties to the Second Amended and Restated Stockholders’ Agreement pursuant to which DT is free to transfer its shares in public sales without notice, as long as such transactions would not result in a third party owning more than 30% of the outstanding shares of our common stock. If a transfer were to exceed the 30% threshold, it would be prohibited unless the transfer were approved by our Board of Directors, or the transferee were to make a binding offer to purchase all of the other outstanding shares on the same price and terms. The Second Amended and Restated Stockholders’ Agreement does not otherwise impose any other restrictions on the sales of common stock by DT. Moreover, the Second Amended and Restated Stockholders’ Agreement generally requires us to cooperate with DT to facilitate the resale of our common stock or debt securities held by DT under shelf registration statements we have filed.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our Cybersecurity Approach and Integration

We have implemented processes for overseeing and identifying material risks from cybersecurity threats, and our cybersecurity processes are integrated into the Company’s overall risk management system and processes. As part of management’s oversight of cybersecurity, our Chief Security Officer (“CSO”) presents on our cybersecurity practices to the Nominating and Corporate Governance Committee of our Board of Directors (the “NCG Committee”) and to our full Board of Directors on a periodic basis. Our Senior Vice President, Internal Audit & Risk Management (the “Chief Audit Executive”), periodically presents enterprise risks, including cybersecurity risks, to the Audit Committee of our Board of Directors (the “Audit Committee”). Our Chief Compliance Officer regularly attends meetings at the NCG Committee providing insights from the compliance perspective relating to cybersecurity.

Cyber risk management is a core component of the Company's governance structure. We utilize the National Institute of Standards and Technology’s Cybersecurity Framework (“NIST CSF”) as a guide in cyber risk management to identify, assess, and assist the CSO in managing cybersecurity risks. Cyber risk management encompasses partnerships among teams that are responsible for cyber governance, prevention, detection, and remediation activities within the Company’s cybersecurity environment. As part of our cyber risk management efforts, we conduct periodic reviews and collaborate with enterprise-wide risk assessments to assess and manage cybersecurity risks. Our cybersecurity team also provides enterprise-wide cybersecurity training for employees to continuously improve our mitigation against human-driven vulnerabilities.

Our management also conducts a quarterly enterprise-wide risk assessment that considers a wide spectrum of risks facing the Company, including cybersecurity. Through these quarterly risk assessments, management informs the Audit Committee on the cyber risk landscape facing the Company and the Company’s preparedness to manage such risk. The enterprise-wide risk assessment is a top-down risk assessment that leverages the assessments performed by cyber risk management.

Engagement with External Experts

The Company engages top-tier external cyber security firms, as needed, leveraging their expertise as part of our ongoing effort to evaluate and enhance our cybersecurity program. They help with cyber defense capabilities (including staff enhancement of certain functions) and transformation to mitigate associated threats, reduce risk, enhance our cybersecurity posture, and meet the Company's evolving needs.

Oversight of Third-Party Service Providers

Our third-party risk management program includes processes for identifying and managing material cybersecurity risks arising from third-party providers. Our third-party risk management program actively engages with the enterprise-wide risk assessment process and partners with cyber risk management to report relevant risks to the NCG Committee, the Audit Committee and our internal Enterprise Risk & Compliance Committee. Our third-party risk management program includes cybersecurity as an aspect of its risk assessment of third parties with the objective that key risks are identified and addressed. Moreover, the program also considers risks associated with certain fourth parties, entities that are partners or subcontractors of our direct third-party vendors, through assessments carried out by our third-party service providers.

Cybersecurity Incident Impact

As previously disclosed, in August 2021, we experienced a cybersecurity incident that resulted in numerous lawsuits, including mass arbitration claims and multiple class action lawsuits. In January 2023, we experienced another cybersecurity incident that also resulted in consumer class actions and regulatory inquires. As a result of the August 2021 cyberattack and the January 2023 cyberattack, we have incurred and may continue to incur significant costs or experience other material financial impacts, which may not be covered by, or may exceed the coverage limits of, our cyber liability insurance, and such costs and impacts may have a material adverse effect on our business, reputation, financial condition, cash flows and operating results. For additional details regarding the impact of both cybersecurity incidents, see Note 17 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

We have not identified other known risks from previous cybersecurity threats that have materially affected or are reasonably likely to materially affect us. However, we face ongoing risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect business strategy, results of operations, or financial condition. See “Risk Factors – We have experienced criminal cyberattacks and could in the future be further harmed by disruption, data loss or other security breaches, whether directly or indirectly through third parties whose products and services we rely on in operating our business.”

Governance

Disclosure of Management’s Responsibilities

Transformation and Chief Information & Digital Officer

The Transformation and Chief Information & Digital Officer under the direction of the Company’s Chief Executive Officer, is responsible for overseeing the Company’s information technology systems, digital capabilities, and cybersecurity practices. The

CSO, under the direction of the Transformation and Chief Information & Digital Officer, is responsible for overseeing the cybersecurity organization and promoting a security-centric culture throughout our business and operational functions. The CSO is at the forefront of enhancing our cybersecurity framework and strengthening the overall cybersecurity program. This involves upgrading tools and capabilities, which are part of a broader, multi-year strategy to continue to enhance security measures. The CSO oversees the cyber risk management function, which identifies cybersecurity threats, assesses cybersecurity risks and supports the Transformation and Chief Information & Digital Officer and the Company in managing such risks.
As the Company’s Executive Vice President, Transformation and Chief Information & Digital Officer, Néstor Cano has served in several leadership positions at both the Company and Sprint, including as Sprint’s Chief Operating Officer, overseeing, among other things, Sprint’s digital architecture and delivery. Mr. Cano studied industrial engineering at Barcelona Polytechnic University, attended the Executive Distribution Academy by INSEAD Business School in Fontainebleau, France, and also completed his post-graduate degree in executive management at IESE Business School in Barcelona, Spain.

As the Company’s CSO, Jeff Simon has extensive experience in risk management and information security, including serving as the Chief Information Security Officer at Fidelity National Information Services, Inc. Mr. Simon received his Master of Science in Computer Science, Software Engineering & Artificial Intelligence from the Johns Hopkins Whiting School of Engineering and Bachelor of Science in Business Administration and Applied Economics from Marquette University. Mr. Simon is a Certified Information Systems Security Professional.

Enterprise Risk & Compliance Committee

Our Enterprise Risk & Compliance Committee is comprised of a collective of senior management representatives and subject matter experts from across the Company. The Enterprise Risk & Compliance Committee is chaired by the Chief Financial Officer (“CFO”) of the Company, with the Executive Vice President & General Counsel as the co-chair and comprises core members including the Transformation and Chief Information & Digital Officer, while the CSO serves in an advisory capacity. The purpose of the Enterprise Risk & Compliance Committee is to oversee and govern the Company’s risk management, environmental, social, corporate governance, cybersecurity, and operational compliance activities, as well as provide a means of bringing risk issues to the attention of management. Specific to cybersecurity, the Transformation and Chief Information & Digital Officer and the CSO have the expertise to provide insights into the nature of cyber threats, the Company’s readiness, and actions taken to mitigate such risks.

Disclosure of the Board’s Roles and Responsibilities

Our Board of Directors oversees risks from cybersecurity threats using a multi-faceted approach that involves the NGC Committee and Audit Committee and various executive roles. Additionally, our Transformation and Chief Information & Digital Officer and CSO report on cybersecurity to the full Board.

Nominating and Corporate Governance Committee

The NCG Committee oversees risks associated with data privacy and information security, which encompasses cybersecurity. Our CSO and Chief Compliance Officer, among other executives, provide periodic reports to the NCG Committee and also meet with the NCG Committee to discuss any material events when they arise. The periodic reports are designed to keep the NCG Committee abreast of the Company’s cybersecurity practices, risks and trends in cybersecurity threats. The NCG Committee also has discussions with management focused on evaluating the Company’s exposure to cybersecurity risks and cybersecurity practices in place to mitigate such risks. These discussions enable the NCG Committee to be informed of the steps management is taking to detect, monitor and manage cybersecurity risks. These reports to the NCG Committee typically include information on any significant incidents that have occurred, how they were managed, and any changes to the risk profile of the Company. The NCG Committee seeks updates to facilitate proactive governance and to allow the NCG Committee to address emerging cybersecurity issues with management.

Audit Committee

The Audit Committee is integral to overseeing the Company’s overall risk management strategies, including cybersecurity risks and disclosures. To keep the Audit Committee informed, the Chief Audit Executive maintains a direct and open communication channel with the Audit Committee. Regular meetings are held for the Chief Audit Executive to report to the Audit Committee. These include an enterprise-wide risk assessment that highlights cybersecurity risks and cybersecurity risk mitigation actions. Additionally, the Audit Committee receives updates on significant incidents and cybersecurity risks that have been presented to or discussed with the Enterprise Risk and Compliance Committee.

Item 2. Properties

Our properties are best described on a collective basis, as no individual property is material. Our property and equipment consists of the following:

(percent of gross property and equipment)	December 31, 2023	December 31, 2022
Wireless communications systems	68%	68%
Land, buildings and building equipment	5%	5%
Data processing equipment and other	27%	27%
Total	100%	100%

Wireless communications systems primarily consist of assets used to operate our wireless network and information technology data centers, including switching equipment, radio frequency equipment, tower assets, High Speed Internet routers, construction in progress and leasehold improvements related to the wireless network and asset retirement costs.

Land, buildings and building equipment primarily consist of land and land improvements, central office buildings or any other buildings that house network equipment, buildings used for administrative and other purposes, related construction in progress and certain network service equipment.

Data processing equipment and other primarily consist of data processing equipment, office equipment, capitalized software, leased wireless devices, construction in progress and leasehold improvements.

We also lease distributed antenna systems and small cell sites, as well as properties throughout the United States that contain data and switching centers, customer call centers, retail locations, warehouses and administrative spaces.

Item 3. Legal Proceedings

For more information regarding the legal proceedings in which we are involved, see Note 17 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TMUS.” We are included within the S&P 500 in the Wireless Telecommunication Services GICS (Global Industry Classification Standard) Sub-Industry index. As of January 31, 2024, there were 15,240 registered stockholders of record of our common stock, but we estimate the total number of stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

On September 25, 2023, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding shares of common stock, which was paid on December 15, 2023. We intend to declare and pay approximately $3.0 billion in total additional dividends in 2024, with payments occurring each quarter during the year. The dividend amount paid per share is expected to grow by around 10% annually with the first increase expected in the fourth quarter of 2024; however, the declaration and payment of all dividends is subject to the discretion of our Board of Directors and will depend on financial and legal requirements and other considerations.

Subsequent to December 31, 2023, on January 24, 2024, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding common stock, which is payable on March 14, 2024, to stockholders of record as of the close of business on March 1, 2024.

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended December 31, 2023:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
October 1, 2023 - October 31, 2023	7,980,509	$140.09	7,980,509	$17,135
November 1, 2023 - November 30, 2023	5,675,804	147.45	5,675,804	16,298
December 1, 2023 - December 31, 2023	1,807,794	158.53	1,807,794	16,012
Total	15,464,107		15,464,107
(1)    On September 6, 2023, our Board of Directors authorized our 2023-2024 Stockholder Return Program for up to $19.0 billion of repurchases of our common stock and payment of dividends through December 31, 2024. The amounts presented represent the remaining dollar amount authorized for purchase under the 2023-2024 Stockholder Return Program as of the end of the period, which has been reduced by the amount of any cash dividends declared and paid by the Company.

On December 19, 2023, the U.S. Court of Appeals for the Fifth Circuit vacated the SEC amendments to share repurchase disclosure requirements. Accordingly, we will continue to present monthly share repurchase activity in this Item.

See Note 13 - Stockholder Return Programs of the Notes to the Consolidated Financial Statements for more information about our 2023-2024 Stockholder Return Program.

Performance Graph

The graph below compares the five-year cumulative total returns of T-Mobile, the S&P 500 index, the NASDAQ Composite index and the Dow Jones US Mobile Telecommunications TSM index. The graph tracks the performance of a $100 investment, with the reinvestment of all dividends, from December 31, 2018 to December 31, 2023.
The five-year cumulative total returns of T-Mobile, the S&P 500 index, the NASDAQ Composite index and the Dow Jones US Mobile Telecommunications TSM index, as illustrated in the graph above, are as follows:

	At December 31,
(in dollars)	2018	2019	2020	2021	2022	2023
T-Mobile US, Inc.	$100.00	$123.28	$211.99	$182.33	$220.09	$253.14
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
Dow Jones US Mobile Telecommunications TSM	100.00	113.40	123.64	112.98	101.97	109.60

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

Our MD&A is provided as a supplement to, and should be read together with, our audited consolidated financial statements as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, included in Part II, Item 8 of this Form 10-K. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Sprint Merger, Network Integration and Decommissioning Activities

Transaction Overview

On April 1, 2020, we completed the Merger with Sprint, a communications company offering a comprehensive range of wireless and wireline communications products and services. As a result, Sprint and its subsidiaries became wholly owned consolidated subsidiaries of T-Mobile.

Contingent Consideration

As previously reported, on February 20, 2020, T-Mobile, SoftBank and DT entered into a letter agreement (the “Letter Agreement”) concurrently with an amendment to the Business Combination Agreement. The Letter Agreement required SoftBank to cause its applicable affiliates to surrender to T-Mobile, for no additional consideration, 48,751,557 shares of T-Mobile’s common stock immediately following the effective time of the Merger. The Letter Agreement also required T-Mobile to issue to SoftBank an equivalent number of shares (the “SoftBank Specified Shares”), for no additional consideration, if the trailing 45-trading day volume-weighted average price per share (“VWAP”) of T-Mobile’s common stock on NASDAQ was equal to or greater than $150.00, as adjusted in accordance with the Letter Agreement (the “Threshold Price”), at any time during the period from April 1, 2022, through December 31, 2025 (the “Measurement Period”).

As of the close of trading on December 22, 2023, the 45-trading day VWAP exceeded $149.35, the then-current Threshold Price. On December 28, 2023, T-Mobile issued the SoftBank Specified Shares to SoftBank in accordance with the Letter Agreement.

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

Restructuring costs are disclosed in Note 18 – Restructuring Costs of the Notes to the Consolidated Financial Statements. Merger-related costs have been excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Net cash payments for Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities on our Consolidated Statements of Cash Flows.

Merger-related costs are presented below:

(in millions)	Year Ended December 31,			2023 Versus 2022		2022 Versus 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$652	$2,670	$1,015	$(2,018)	(76)%	$1,655	163%
Cost of equipment sales, exclusive of depreciation and amortization	(12)	1,524	1,018	(1,536)	(101)%	506	50%
Selling, general and administrative	394	775	1,074	(381)	(49)%	(299)	(28)%
Total Merger-related costs	$1,034	$4,969	$3,107	$(3,935)	(79)%	$1,862	60%

Net cash payments for Merger-related costs	$1,973	$3,364	$2,170	$(1,391)	(41)%	$1,194	55%

We expect to incur all of the remaining restructuring and integration costs associated with the Merger by the first half of 2024, with the cash expenditure for the Merger-related costs extending beyond 2024. Cash payments extending beyond 2024 primarily relate to operating and financing leases for which we have recognized accelerated lease expense. See the “Contractual Obligations” section of this MD&A for more details on the expected amount and timing of lease payments.

Network Integration

To achieve Merger synergies in network costs, we performed rationalization activities to identify duplicative networks, backhaul services and other agreements, in addition to decommissioning certain small cell sites and distributed antenna systems. Our integration and decommissioning initiatives also included the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites and network equipment. As of December 31, 2022, we had decommissioned substantially all Sprint macro sites targeted for shut down, resulting in a significant decrease in network decommissioning costs in 2023, and we expect to incur all of the remaining restructuring costs by the first half of 2024, with the related cash outflows extending beyond the first half of 2024.

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

Restructuring

Upon the close of the Merger, we began implementing restructuring initiatives to realize cost efficiencies from the Merger. The major activities associated with the restructuring initiatives included:

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

2023 Workforce Reduction

In August 2023, we implemented an initiative to reduce the size of our workforce by approximately 5,000 positions, just under 7% of our total employee base, primarily in corporate and back-office functions and some technology roles.

For more information regarding our restructuring activities, see Note 18 – Restructuring Costs of the Notes to the Consolidated Financial Statements.

Wireline

Previously, the operation of the legacy Sprint CDMA and LTE wireless networks was supported by the legacy Sprint Wireline network. During the second quarter of 2022, we retired the legacy Sprint CDMA network and began the orderly shut-down of the LTE network, which was completed during the third quarter of 2022. As a result of these actions during the second quarter of 2022, we determined that the retirement of the legacy Sprint CDMA and LTE wireless networks triggered the need to assess the Wireline long-lived assets for impairment, as these assets no longer support our wireless network and the associated customers and cash flows in a significant manner. The results of this assessment indicated that certain Wireline long-lived assets were impaired, and as a result, we recorded non-cash impairment expense of $477 million related to Wireline Property and equipment, Operating lease right-of-use assets and Other intangible assets for the year ended December 31, 2022, all of which relates to the impairment recognized during the three months ended June 30, 2022.

For more information regarding this non-cash impairment, see Note 14 – Wireline of the Notes to the Consolidated Financial Statements.

On September 6, 2022, we entered into the Wireline Sale Agreement to sell the Wireline Business for a total purchase price of $1. We also committed to make payments totaling $700 million under an IP transit services agreement, consisting of (i) $350 million in equal monthly installments during the first year after the closing of the Wireline Transaction and (ii) $350 million in equal monthly installments over the subsequent 42 months (the transactions as contemplated by the Wireline Sale Agreement and the IP transit services agreement are collectively referred to as the “Wireline Transaction”). Prior to the closing of the Wireline Transaction, we recognized a pre-tax loss of $1.1 billion during the year ended December 31, 2022, which is included within (Gain) loss on disposal group held for sale on our Consolidated Statements of Comprehensive Income. On May 1, 2023, pursuant to the Wireline Sale Agreement, upon the terms and subject to the conditions thereof, we completed the Wireline Transaction.

For more information regarding the Wireline Sale Agreement, see Note 14 – Wireline of the Notes to the Consolidated Financial Statements.

Acquisition of Ka’ena Corporation

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement for the acquisition of 100% of the outstanding equity of Ka’ena Corporation and its subsidiaries including, among others, Mint Mobile LLC (collectively, “Ka’ena”), for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock. The purchase price is variable dependent upon specified performance indicators of Ka’ena during certain periods before and after closing and consists of an upfront payment at closing of the transaction, subject to certain agreed-upon working capital and other adjustments, and a variable earnout payable 24 months after closing of the transaction. Our estimate of the upfront payment is subject to Ka’ena’s underlying business performance and the timing of transaction close, and has been updated to $1.2 billion, before working capital and other adjustments. The acquisition is subject to certain customary closing conditions, including certain regulatory approvals, and is expected to close by the end of the first quarter of 2024.

Ka’ena is currently one of our wholesale partners, offering wireless telecommunications services to customers leveraging our network. Upon closing of the transaction, we expect to recognize customers of Ka’ena as prepaid customers and we expect to see an increase in Prepaid revenues, partially offset by a decrease in Wholesale and other service revenues.

Revenue Trends

In 2024, we expect Postpaid service revenues to continue to grow, primarily due to continued postpaid account and customer growth as well as Postpaid Average Revenue per Account (“postpaid ARPA”) growth driven by the execution of our strategy to continuously deepen our account relationships, including growth in High Speed Internet. We also expect an increase in Prepaid revenues, partially offset by a decrease in Wholesale and other service revenues, upon the closing of our previously announced acquisition of Ka’ena. In addition, Wholesale and other service revenues are expected to continue to decline due to the migration by Verizon of legacy TracFone customers off of the T-Mobile network and as DISH services more of its Boost customers with their standalone network.

Operating Expense Trends

In 2024, we expect Total operating expenses to increase, primarily driven by higher Depreciation and amortization from assets placed into service associated with the accelerated build-out of our nationwide 5G network and the acceleration of certain technology assets as we continue to modernize our network and technology systems and platforms, as well as higher Cost of equipment sales, driven by higher expected unit sales from a growing customer base. We expect these increases to be partially offset by the full year synergy realization from the Merger benefiting Cost of services and Selling, general and administrative expense as well as a significant decrease in Merger-related costs, as substantially all of our restructuring and integration activities have been completed. We also expect benefits to Cost of services and Selling, general and administrative expense from reduced personnel-related expenses as a result of the 2023 workforce reduction.

Macroeconomic Trends

Macroeconomic trends may result in adverse impacts on our business, and we continue to monitor these potential impacts, including potential economic recession, changes in the Federal Reserve’s monetary policy, as well as geopolitical risks, including the Ukraine-Russia and Israel-Hamas wars and further escalations thereof. Such scenarios and uncertainties may affect, among others, expected credit loss activity as well as certain fair value estimates.

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

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Year Ended December 31,			2023 Versus 2022		2022 Versus 2021
(in millions)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Revenues
Postpaid revenues	$48,692	$45,919	$42,562	$2,773	6%	$3,357	8%
Prepaid revenues	9,767	9,857	9,733	(90)	(1)%	124	1%
Wholesale and other service revenues	4,782	5,547	6,074	(765)	(14)%	(527)	(9)%
Total service revenues	63,241	61,323	58,369	1,918	3%	2,954	5%
Equipment revenues	14,138	17,130	20,727	(2,992)	(17)%	(3,597)	(17)%
Other revenues	1,179	1,118	1,022	61	5%	96	9%
Total revenues	78,558	79,571	80,118	(1,013)	(1)%	(547)	(1)%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	11,655	14,666	13,934	(3,011)	(21)%	732	5%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	18,533	21,540	22,671	(3,007)	(14)%	(1,131)	(5)%
Selling, general and administrative	21,311	21,607	20,238	(296)	(1)%	1,369	7%
Impairment expense	—	477	—	(477)	(100)%	477	NM
(Gain) loss on disposal group held for sale	(25)	1,087	—	(1,112)	(102)%	1,087	NM
Depreciation and amortization	12,818	13,651	16,383	(833)	(6)%	(2,732)	(17)%
Total operating expenses	64,292	73,028	73,226	(8,736)	(12)%	(198)	—%
Operating income	14,266	6,543	6,892	7,723	118%	(349)	(5)%
Other expense, net
Interest expense, net	(3,335)	(3,364)	(3,342)	29	(1)%	(22)	1%
Other income (expense), net	68	(33)	(199)	101	(306)%	166	(83)%
Total other expense, net	(3,267)	(3,397)	(3,541)	130	(4)%	144	(4)%
Income before income taxes	10,999	3,146	3,351	7,853	250%	(205)	(6)%
Income tax expense	(2,682)	(556)	(327)	(2,126)	382%	(229)	70%
Net income	$8,317	$2,590	$3,024	$5,727	221%	$(434)	(14)%

Statement of Cash Flows Data
Net cash provided by operating activities	$18,559	$16,781	$13,917	$1,778	11%	$2,864	21%
Net cash used in investing activities	(5,829)	(12,359)	(19,386)	6,530	(53)%	7,027	(36)%
Net cash (used in) provided by financing activities	(12,097)	(6,451)	1,709	(5,646)	88%	(8,160)	(477)%
Non-GAAP Financial Measures
Adjusted EBITDA	$29,428	$27,821	$26,924	$1,607	6%	$897	3%
Core Adjusted EBITDA	29,116	26,391	23,576	2,725	10%	2,815	12%
Adjusted Free Cash Flow	13,586	7,656	5,646	5,930	77%	2,010	36%
NM - Not Meaningful

The following discussion and analysis is for the year ended December 31, 2023, compared to the same period in 2022, unless otherwise stated. For a discussion and analysis of the year ended December 31, 2022, compared to the same period in 2021, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 14, 2023.

Total revenues decreased $1.0 billion, or 1%. The components of these changes are discussed below.

Postpaid revenues increased $2.8 billion, or 6%, primarily from:

•Higher average postpaid accounts; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues decreased slightly, primarily from:

•Lower prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A; mostly offset by
•Higher average prepaid customers.

Wholesale and other service revenues decreased $765 million, or 14%, primarily from:

•Lower Wireline revenues due to the sale of the Wireline Business on May 1, 2023. See Note 14 - Wireline of the Notes to the Consolidated Financial Statements for additional information; and
•Lower MVNO revenues, primarily due to the migration of legacy TracFone customers off of the T-Mobile network and as DISH services more of its Boost customers with their standalone network, partially offset by growth in other MVNO partners.

Equipment revenues decreased $3.0 billion, or 17%, primarily from:

•A decrease of $1.5 billion in device sales revenue, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold, primarily driven by higher postpaid upgrades in the prior year period related to facilitating the migration of Sprint customers to the T-Mobile network and longer device lifecycles, as well as lower prepaid and Assurance Wireless device sales; partially offset by
•Slightly higher average revenue per device sold, primarily driven by an increase in the high-end phone mix, including from the impact of a decrease in sales of low-end Assurance Wireless devices, and higher promotions in the prior year period, which included promotions for Sprint customers to facilitate the migration to the T-Mobile network;
•A decrease of $1.1 billion in lease revenues and a decrease of $228 million in customer purchases of leased devices, primarily due to a lower number of customer devices under lease as a result of the continued strategic shift in device financing from leasing to EIP; and
•A decrease of $286 million in accessory revenue, primarily due to a decrease in the number of associated devices sold.

Other revenues increased $61 million, or 5%, primarily from:

•Higher interest income driven by higher imputed interest rates on EIP, which is recognized over the device financing term.

Total operating expenses decreased $8.7 billion, or 12%. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, decreased $3.0 billion, or 21%, primarily from:

•A decrease of $2.0 billion in Merger-related costs related to network decommissioning and integration as the majority of our decommissioning efforts were completed in 2022;
•Higher realized Merger synergies; and
•Lower costs due to the sale of the Wireline Business on May 1, 2023. See Note 14 – Wireline of the Notes to the Consolidated Financial Statements for additional information; partially offset by
•$141 million of severance and related costs associated with the August 2023 workforce reduction; and
•Higher site costs related to the continued build-out of our nationwide 5G network.

Cost of equipment sales, exclusive of depreciation and amortization, decreased $3.0 billion, or 14%, primarily from:

•A decrease of $2.7 billion in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A decrease in the number of devices sold, primarily driven by higher postpaid upgrades in the prior year period related to facilitating the migration of Sprint customers to the T-Mobile network and longer device lifecycles, as well as lower prepaid and Assurance Wireless device sales; partially offset by
•Slightly higher average cost per device sold driven by an increase in the high-end phone mix, including from the impact of a decrease in sales of low-end Assurance Wireless devices; and
•A decrease of $132 million in accessory costs, primarily due to a decrease in the number of associated devices sold.
•Cost of equipment sales for the year ended December 31, 2023, included $12 million of Merger-related recoveries, compared to $1.5 billion of Merger-related costs for the year ended December 31, 2022.

Selling, general and administrative expense decreased slightly, primarily from:

•A decrease of $381 million in Merger-related costs and higher realized Merger synergies;
•Lower legal-related expenses, including from the impact of $400 million recognized in June 2022 associated with the settlement of certain litigation resulting from the August 2021 cyberattack;
•Lower costs related to outsourced functions; and
•A decrease of $177 million in bad debt expense and losses from sales of receivables; mostly offset by
•$321 million of severance and related costs associated with the August 2023 workforce reduction;
•Higher commission amortization expense;
•Higher advertising expense; and
•Gains from the sale of certain IP addresses held by the Wireline Business of $121 million recognized during the year ended December 31, 2022.
•Selling, general and administrative expense for the year ended December 31, 2023, included $394 million of Merger-related costs, which were net of legal settlement gains of $134 million, compared to $775 million of Merger-related costs for the year ended December 31, 2022, which were net of legal settlement gains of $333 million.

Impairment expense was $477 million for the year ended December 31, 2022, due to the non-cash impairment of certain Wireline Property and equipment, Operating lease right-of-use assets and Other intangible assets. There was no impairment expense for the year ended December 31, 2023. See Note 14 – Wireline of the Notes to the Consolidated Financial Statements for additional information.

(Gain) loss on disposal group held for sale was a gain of $25 million for the year ended December 31, 2023, and a loss of $1.1 billion for the year ended December 31, 2022. See Note 14 – Wireline of the Notes to the Consolidated Financial Statements for additional information.

Depreciation and amortization decreased $833 million, or 6%, primarily from:

•A decrease of $959 million in depreciation expense on leased devices, resulting from a lower number of total customer devices under lease; and
•Certain 4G-related network assets becoming fully depreciated, including assets impacted by the decommissioning of the legacy Sprint CDMA and LTE networks in 2022; partially offset by
•Higher depreciation expense, excluding leased devices, from the continued build-out of our nationwide 5G network and increased in-service internally developed and purchased software.

Operating income, the components of which are discussed above, increased $7.7 billion, or 118%.

Interest expense, net decreased slightly, primarily from:

•Higher interest income, primarily due to higher average balances and higher average interest rates on short-term cash equivalents; and
•Higher capitalized interest, primarily driven by deployment activities associated with our C-band spectrum licenses; mostly offset by
•Higher interest expense, primarily due to higher average debt outstanding and a higher average effective interest rate.

Other income (expense), net changed $101 million, from net expense of $33 million for the year ended December 31, 2022, to net income of $68 million for the year ended December 31, 2023, primarily from:

•Amortization of actuarial gains related to our Pension Plan; and
•Gains on certain investments.

Income before income taxes, the components of which are discussed above, was $11.0 billion and $3.1 billion for the years ended December 31, 2023 and 2022, respectively.

Income tax expense increased $2.1 billion, primarily from:

•Higher income before income taxes; and
•Tax benefits recognized during the year ended December 31, 2022, associated with certain entity restructuring, that did not impact 2023.

Our effective tax rate was 24.4% and 17.7% for the years ended December 31, 2023 and 2022, respectively.

Net income, the components of which are discussed above, was $8.3 billion and $2.6 billion for the years ended December 31, 2023 and 2022, respectively.

Net income included:

•Merger-related costs, net of tax, of $775 million for the year ended December 31, 2023, compared to $3.7 billion for the year ended December 31, 2022.
•Gain on disposal group held for sale of $19 million, net of tax, for the year ended December 31, 2023, compared to a loss on disposal group held for sale of $815 million, net of tax, for the year ended December 31, 2022.
•Impairment expense of $358 million, net of tax, for the year ended December 31, 2022, compared to no impairment expense for the year ended December 31, 2023.
•Severance and related costs associated with the August 2023 workforce reduction of $347 million, net of tax, for the year ended December 31, 2023.
•Legal-related recoveries, net, associated with the settlement of certain litigation resulting from the August 2021 cyberattack, of $32 million for the year ended December 31, 2023, compared to $293 million in Legal-related expenses, net, for the year ended December 31, 2022.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	December 31, 2023	December 31, 2022
Current assets	$17,601	$17,661
Noncurrent assets	178,252	181,673
Current liabilities	19,040	23,146
Noncurrent liabilities	128,197	120,385
Due to non-guarantors	10,916	9,325
Due to related parties	1,576	1,571

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022
Total revenues	$75,934	$77,054
Operating income	10,707	2,985
Net income (loss)	4,766	(572)
Revenue from non-guarantors	2,393	2,427
Operating expenses to non-guarantors	2,569	2,659
Other expense to non-guarantors	(699)	(327)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	December 31, 2023	December 31, 2022
Current assets	$11,193	$9,319
Noncurrent assets	11,324	11,271
Current liabilities	12,751	15,854
Noncurrent liabilities	110,688	65,118
Due to non-guarantors	41,805	3,930
Due to related parties	1,576	1,571

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022
Total revenues	$19	$7
Operating loss	(3,197)	(3,479)
Net (loss) income (1)	(7,629)	2,471
Other (expense) income, net, (to) from non-guarantors	(2,005)	525
(1)     Net income for the year ended December 31, 2022, includes tax benefits recognized associated with certain entity restructuring.

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	December 31, 2023	December 31, 2022
Current assets	$11,193	$9,320
Noncurrent assets	11,324	16,337
Current liabilities	12,823	15,926
Noncurrent liabilities	106,881	66,516
Due to non-guarantors	32,706	—
Due from non-guarantors	—	5,066
Due to related parties	1,576	1,571

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022
Total revenues	$19	$7
Operating loss	(3,197)	(3,479)
Net (loss) income (1)	(7,491)	2,604
Other (expense) income, net, (to) from non-guarantors	(1,489)	941
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

Postpaid Accounts

A postpaid account is generally defined as a billing account number that generates revenue. Postpaid accounts generally consist of customers that are qualified for postpaid service utilizing phones, High Speed Internet modems, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices, including SyncUP and IoT, where they generally pay after receiving service.

The following table sets forth the number of ending postpaid accounts:

	As of December 31,			2023 Versus 2022		2022 Versus 2021
(in thousands)	2023	2022	2021	# Change	% Change	# Change	% Change
Postpaid accounts (1) (2)	29,797	28,526	27,216	1,271	4%	1,310	5%
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

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Year Ended December 31,			2023 Versus 2022		2022 Versus 2021
(in thousands)	2023	2022	2021	# Change	% Change	# Change	% Change
Postpaid net account additions	1,271	1,436	1,188	(165)	(11)%	248	21%

Postpaid net account additions decreased 165,000, or 11%, primarily from:

•Continued moderation of industry growth;
•Higher postpaid account deactivations from a growing customer base; and
•Fewer High Speed Internet only net account additions.

Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Customers are qualified either for postpaid service utilizing phones, High Speed Internet modems, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices, including SyncUP and IoT, where they generally pay after receiving service, or prepaid service, where they generally pay in advance of receiving service.

The following table sets forth the number of ending customers:

	As of December 31,			2023 Versus 2022		2022 Versus 2021
(in thousands)	2023	2022	2021	# Change	% Change	# Change	% Change
Customers, end of period
Postpaid phone customers (1) (2)	75,936	72,834	70,262	3,102	4%	2,572	4%
Postpaid other customers (1) (2)	22,116	19,398	17,401	2,718	14%	1,997	11%
Total postpaid customers	98,052	92,232	87,663	5,820	6%	4,569	5%
Prepaid customers (1)	21,648	21,366	21,056	282	1%	310	1%
Total customers	119,700	113,598	108,719	6,102	5%	4,879	4%
Adjustments to customers (1) (2)	170	(1,878)	818	2,048	(109)%	(2,696)	(330)%
(1)    Customers impacted by the decommissioning of the legacy Sprint CDMA and LTE and T-Mobile UMTS networks have been excluded from our customer base resulting in the removal of 212,000 postpaid phone customers and 349,000 postpaid other customers in the first quarter of 2022 and 284,000 postpaid phone customers, 946,000 postpaid other customers and 28,000 prepaid customers in the second quarter of 2022. In the fourth quarter of 2023, we recognized an additional base adjustment to increase postpaid phone customers by 20,000 and increase postpaid other customers by 150,000 due to fewer customers than expected whose service was deactivated as a result of the network shut-downs. In connection with our acquisition of companies, we included a base adjustment in the first quarter of 2022 to increase postpaid phone customers by 17,000 and reduce postpaid other customers by 14,000. Certain customers now serviced through reseller contracts were removed from our reported postpaid customer base resulting in the removal of 42,000 postpaid phone customers and 20,000 postpaid other customers in the second quarter of 2022.
(2)    In the first quarter of 2021, we acquired 11,000 postpaid phone customers and 1,000 postpaid other customers through our acquisition of an affiliate. In the third quarter of 2021, we acquired 716,000 postpaid phone customers and 90,000 postpaid other customers through our acquisition of the Wireless Assets from Shentel.

High Speed Internet customers included in Postpaid other customers were 4,288,000 and 2,410,000 as of December 31, 2023 and 2022, respectively. High Speed Internet customers included in Prepaid customers were 488,000 and 236,000 as of December 31, 2023 and 2022, respectively.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Year Ended December 31,			2023 Versus 2022		2022 Versus 2021
(in thousands)	2023	2022	2021	# Change	% Change	# Change	% Change
Net customer additions
Postpaid phone customers	3,082	3,093	2,917	(11)	—%	176	6%
Postpaid other customers	2,568	3,326	2,578	(758)	(23)%	748	29%
Total postpaid customers	5,650	6,419	5,495	(769)	(12)%	924	17%
Prepaid customers	282	338	342	(56)	(17)%	(4)	(1)%
Total net customer additions	5,932	6,757	5,837	(825)	(12)%	920	16%
Adjustments to customers	170	(1,878)	818	2,048	(109)%	(2,696)	(330)%

Total net customer additions decreased 825,000, or 12%, primarily from:

•Lower postpaid other net customer additions, primarily due to
•Deactivations from mobile internet devices in the educational sector that were originally activated during the Pandemic and no longer needed, including from the impact of the expiration of the Emergency Connectivity Fund Program; and

•Lower net additions from wearables; partially offset by
•Higher net additions from other connected devices; and
•Higher High Speed Internet net customer additions, primarily due to continued growth in gross additions driven by increasing customer demand, partially offset by increased deactivations from a growing customer base; and
•Lower prepaid net customer additions, primarily due to continued moderation of industry growth and continued industry migration of prepaid to postpaid, partially offset by growth in High Speed Internet.
•High Speed Internet net customer additions included in postpaid other net customer additions were 1,878,000 and 1,764,000 for the years ended December 31, 2023 and 2022, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 252,000 and 236,000 for the years ended December 31, 2023 and 2022, respectively.

Churn

Churn represents the number of customers whose service was deactivated as a percentage of the average number of customers during the specified period further divided by the number of months in the period. The number of customers whose service was deactivated is presented net of customers that subsequently had their service restored within a certain period of time and excludes customers who received service for less than a certain minimum period of time. We believe that churn provides management, investors and analysts with useful information to evaluate customer retention and loyalty.

The following table sets forth the churn:

	Year Ended December 31,			Bps Change 2023 Versus 2022	Bps Change 2022 Versus 2021
	2023	2022	2021
Postpaid phone churn	0.87%	0.88%	0.98%	-1 bps	-10 bps
Prepaid churn	2.76%	2.77%	2.83%	-1 bps	-6 bps

Postpaid phone churn decreased 1 basis point, primarily from improved customer retention driven by a differentiated value proposition and network experience.

Prepaid churn decreased 1 basis point, primarily from improved customer retention, partially offset by the continued industry migration of prepaid to postpaid.

Postpaid Average Revenue Per Account

Postpaid ARPA represents the average monthly postpaid service revenue earned per account. Postpaid ARPA is calculated as Postpaid revenues for the specified period divided by the average number of postpaid accounts during the period, further divided by the number of months in the period. We believe postpaid ARPA provides management, investors and analysts with useful information to assess and evaluate our postpaid service revenue realization and assists in forecasting our future postpaid service revenues on a per account basis. We consider postpaid ARPA to be indicative of our revenue growth potential given the increase in the average number of postpaid phone customers per account and increases in postpaid other customers, including High Speed Internet, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices, including SyncUP and IoT.

The following table sets forth our operating measure ARPA:

(in dollars)	Year Ended December 31,			2023 Versus 2022		2022 Versus 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Postpaid ARPA	$139.27	$137.43	$134.03	$1.84	1%	$3.40	3%

Postpaid ARPA increased slightly, primarily from:

•Higher premium services, primarily high-end rate plans, net of contra-revenue for content included in such plans, and discounts for specific affinity groups, such as 55+, Military and First Responder; and
•An increase in customers per account, including growth in Enterprise business and continued adoption of High Speed Internet; partially offset by
•Increased promotional activity; and
•An increase in High Speed Internet only accounts.

Average Revenue Per User

Average Revenue per User (“ARPU”) represents the average monthly service revenue earned per customer. ARPU is calculated as service revenues for the specified period divided by the average number of customers during the period, further divided by the number of months in the period. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue per customer and assist in forecasting our future service revenues generated from our customer base. Postpaid phone ARPU excludes postpaid other customers and related revenues, which include High Speed Internet, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices, including SyncUP and IoT.

The following table sets forth our operating measure ARPU:

(in dollars)	Year Ended December 31,			2023 Versus 2022		2022 Versus 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Postpaid phone ARPU	$48.83	$48.78	$47.75	$0.05	—%	$1.03	2%
Prepaid ARPU	37.92	38.76	38.79	(0.84)	(2)%	(0.03)	—%

Postpaid Phone ARPU

Postpaid phone ARPU was relatively flat, primarily from:

•Higher premium services, primarily high-end rate plans, net of contra-revenue for content included in such plans, and discounts for specific affinity groups, such as 55+, Military and First Responders; offset by
•Increased promotional activity; and
•Growth in business with lower ARPU given larger account sizes.

Prepaid ARPU

Prepaid ARPU decreased $0.84, or 2%, primarily from dilution from promotional rate plan mix.

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

Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin are non-GAAP financial measures utilized by our management to monitor the financial performance of our operations. We historically used Adjusted EBITDA and we currently use Core Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance. We use Adjusted EBITDA and Core Adjusted EBITDA as benchmarks to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA and Core Adjusted EBITDA as supplemental measures to evaluate overall operating performance and to facilitate comparisons with other wireless communications services companies because they are indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, stock-based compensation, Merger-related costs, including network decommissioning costs, impairment expense, loss and gain on disposal groups held for sale and certain legal-related recoveries and expenses, as well as other special income and expenses, including severance and related costs associated with the August 2023 workforce reduction, which are not reflective of our core business activities. Management believes analysts and investors use Core Adjusted EBITDA because it normalizes for the transition in the Company’s device financing strategy, by excluding the impact of device lease revenues from Adjusted EBITDA, to align with the exclusion of the related depreciation expense on leased devices from Adjusted EBITDA. Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as substitutes for income from operations, net income or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,			2023 Versus 2022		2022 Versus 2021
(in millions, except percentages)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Net income	$8,317	$2,590	$3,024	$5,727	221%	$(434)	(14)%
Adjustments:
Interest expense, net	3,335	3,364	3,342	(29)	(1)%	22	1%
Other (income) expense, net	(68)	33	199	(101)	(306)%	(166)	(83)%
Income tax expense	2,682	556	327	2,126	382%	229	70%
Operating income	14,266	6,543	6,892	7,723	118%	(349)	(5)%
Depreciation and amortization	12,818	13,651	16,383	(833)	(6)%	(2,732)	(17)%
Stock-based compensation (1)	644	576	521	68	12%	55	11%
Merger-related costs	1,034	4,969	3,107	(3,935)	(79)%	1,862	60%
Impairment expense	—	477	—	(477)	(100)%	477	NM
Legal-related (recoveries) expenses, net (2)	(42)	391	—	(433)	(111)%	391	NM
(Gain) loss on disposal group held for sale	(25)	1,087	—	(1,112)	(102)%	1,087	NM
Other, net (3)	733	127	21	606	477%	106	505%
Adjusted EBITDA	29,428	27,821	26,924	1,607	6%	897	3%
Lease revenues	(312)	(1,430)	(3,348)	1,118	(78)%	1,918	(57)%
Core Adjusted EBITDA	$29,116	$26,391	$23,576	$2,725	10%	$2,815	12%
Net income margin (Net income divided by Service revenues)	13%	4%	5%		900 bps		-100 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	47%	45%	46%		200 bps		-100 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	46%	43%	40%		300 bps		300 bps
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
(3)Other, net, primarily consists of certain severance, restructuring and other expenses and income not directly attributable to the Merger which are not reflective of T-Mobile’s core business activities (“special items”) and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA. Other, net, for the year ended December 31, 2023, includes $462 million of severance and related costs associated with the August 2023 workforce reduction.
NM - Not meaningful

Core Adjusted EBITDA increased $2.7 billion, or 10%, for the year ended December 31, 2023. The components comprising Core Adjusted EBITDA are discussed further above.

The increase was primarily from:

•Higher Total service revenues;
•Lower Cost of equipment sales, excluding Merger-related costs; and
•Lower Cost of services, excluding Merger-related costs and other special items, such as severance and related costs associated with the August 2023 workforce reduction; partially offset by
•Lower Equipment revenues, excluding lease revenues.

Adjusted EBITDA increased $1.6 billion, or 6%, for the year ended December 31, 2023, primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, partially offset by lower lease revenues, which decreased $1.1 billion for the year ended December 31, 2023.

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

Cash Flows

The following is a condensed schedule of our cash flows:

	Year Ended December 31,			2023 Versus 2022		2022 Versus 2021
(in millions)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$18,559	$16,781	$13,917	$1,778	11%	$2,864	21%
Net cash used in investing activities	(5,829)	(12,359)	(19,386)	6,530	(53)%	7,027	(36)%
Net cash (used in) provided by financing activities	(12,097)	(6,451)	1,709	(5,646)	88%	(8,160)	(477)%

Operating Activities

Net cash provided by operating activities increased $1.8 billion, or 11%, primarily from:

•A $5.8 billion increase in Net income, adjusted for non-cash income and expense; partially offset by
•A $4.0 billion increase in net cash outflows from changes in working capital, primarily due to higher use of cash from Accounts payable and accrued liabilities, Operating lease right-of-use assets, Other current and long-term liabilities, Short- and long-term operating lease liabilities and Inventory, partially offset by lower use of cash from Equipment installment plan receivables and Other current and long-term assets.
•Net cash provided by operating activities includes the impact of $2.0 billion and $3.4 billion in net payments for Merger-related costs for the years ended December 31, 2023 and 2022, respectively.

Investing Activities

Net cash used in investing activities decreased $6.5 billion, or 53%. The use of cash was primarily from:

•$9.8 billion in Purchases of property and equipment, including capitalized interest, from the accelerated build-out of our nationwide 5G network; and
•$1.0 billion in Purchases of spectrum licenses and other intangible assets, primarily from relocation costs associated with our C-band spectrum licenses acquired in Auction 107; partially offset by
•$4.8 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash used in financing activities increased $5.6 billion, or 88%. The use of cash was primarily from:

•$13.1 billion in Repurchases of common stock;
•$5.1 billion in Repayments of long-term debt;
•$1.2 billion in Repayments of financing lease obligations;
•$747 million in Dividends on common stock; and
•$297 million in Tax withholdings on share-based awards; partially offset by
•$8.4 billion in Proceeds from issuance of long-term debt.

Cash and Cash Equivalents

As of December 31, 2023, our Cash and cash equivalents were $5.1 billion compared to $4.5 billion at December 31, 2022.

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

The table below provides a reconciliation of Adjusted Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,			2023 Versus 2022		2022 Versus 2021
(in millions, except percentages)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$18,559	$16,781	$13,917	$1,778	11%	$2,864	21%
Cash purchases of property and equipment, including capitalized interest	(9,801)	(13,970)	(12,326)	4,169	(30)%	(1,644)	13%
Proceeds from sales of tower sites	12	9	40	3	33%	(31)	(78)%
Proceeds related to beneficial interests in securitization transactions	4,816	4,836	4,131	(20)	—%	705	17%
Cash payments for debt prepayment or debt extinguishment costs	—	—	(116)	—	—%	116	(100)%
Adjusted Free Cash Flow	$13,586	$7,656	$5,646	$5,930	77%	$2,010	36%
Net cash provided by operating activities margin (Net cash provided by operating activities divided by Service revenues)	29%	27%	24%		200 bps		300 bps
Adjusted Free Cash Flow margin (Adjusted Free Cash Flow divided by Service revenues)	21%	12%	10%		900 bps		200 bps

Adjusted Free Cash Flow increased $5.9 billion, or 77%, primarily impacted by the following:

•Higher Net cash provided by operating activities, as described above; and
•Lower Cash purchases of property and equipment, including capitalized interest, driven by increased capital efficiencies from accelerated investments in our nationwide 5G network in 2022.
•Adjusted Free Cash Flow includes the impact of $2.0 billion and $3.4 billion in net payments for Merger-related costs for the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, there were no significant net cash proceeds from securitization.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $7.5 billion. As of December 31, 2023, there was no outstanding balance under the Revolving Credit Facility.

On July 25, 2023, we established an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements and proceeds are expected to be used for general corporate purposes. As of December 31, 2023, there was no outstanding balance under this program.

For more information regarding our Revolving Credit Facility and commercial paper program, see Note 8 - Debt of the Notes to the Consolidated Financial Statements.

Debt Financing

As of December 31, 2023, our total debt and financing lease liabilities were $77.5 billion, excluding our tower obligations, of which $71.4 billion was classified as long-term debt and $1.2 billion was classified as long-term financing lease liabilities.

During the year ended December 31, 2023, we issued long-term debt for net proceeds of $8.4 billion and redeemed and repaid short-term debt with an aggregate principal amount of $5.1 billion.

Subsequent to December 31, 2023, on January 12, 2024, we issued $1.0 billion of 4.850% Senior Notes due 2029, $1.3 billion of 5.150% Senior Notes due 2034 and $750 million of 5.500% Senior Notes due 2055.

For more information regarding our debt financing transactions, see Note 8 - Debt of the Notes to the Consolidated Financial Statements.

Spectrum Auctions

In March 2021, the FCC announced that we were the winning bidder of 142 licenses in Auction 107 (C-band spectrum) for an aggregate purchase price of $9.3 billion, excluding relocation costs.

In September 2022, the FCC announced that we were the winning bidder of 7,156 licenses in Auction 108 (2.5 GHz spectrum) for an aggregate price of $304 million. At inception of Auction 108 in June 2022, we deposited $65 million. We paid the FCC the remaining $239 million for the licenses won in the auction in September 2022. The timing of when the licenses will be issued will be determined by the FCC after all post-auction procedures have been completed, which has been delayed due to the suspension of auction authority to the FCC by Congress. In December 2023, Congress passed the 5G Spectrum Authority Licensing Enforcement (SALE) Act, which gives the FCC temporary authority to grant licenses from previous auctions. As a result, we expect the Auction 108 licenses to be issued in the first quarter of 2024.

For more information regarding our spectrum licenses, see Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

License Purchase Agreements

On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion. On March 30, 2023, we and the Sellers entered into Amended and Restated License Purchase Agreements pursuant to which we and the Sellers agreed to bifurcate the transaction into two tranches of licenses, with the closings on the acquisitions of certain licenses in Chicago, Dallas and New Orleans being deferred in order to potentially expedite the regulatory approval process for the remainder of the licenses. Subsequently, on August 25, 2023, we and the Sellers entered into Amendments No. 1 to the Amended and Restated License Purchase Agreements, whereby we deferred the closings of certain additional licenses in Chicago and Dallas into the second closing tranche. Together, the licenses with closings deferred into the second closing tranche represent approximately $1.1 billion of the aggregate $3.5 billion cash consideration.

The FCC approved the purchase of the first tranche on December 29, 2023, and we expect the closing of the first tranche to occur in the second quarter of 2024. We anticipate that the second closing (on the deferred licenses) will occur in late 2024 or early 2025.

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

Acquisition of Ka’ena Corporation

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement for the acquisition of 100% of the outstanding equity of Ka’ena for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock. The purchase price is variable dependent upon specified performance indicators of Ka’ena during certain periods before and after closing and consists of an upfront payment at closing of the transaction, subject to certain agreed-upon working capital and other adjustments, and a variable earnout payable 24 months after closing of the transaction. Our estimate of the upfront payment is subject to Ka’ena’s underlying business performance and the timing of transaction close, and has been updated to $1.2 billion, before working capital and other adjustments. The acquisition is subject to certain customary closing conditions, including certain regulatory approvals, and is expected to close by the end of the first quarter of 2024.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of December 31, 2023, we derecognized net receivables of $2.4 billion upon sale through these arrangements.

For more information regarding these off-balance sheet arrangements, see Note 4 – Sales of Certain Receivables of the Notes to the Consolidated Financial Statements.

Future Sources and Uses of Liquidity

We may seek additional sources of liquidity, including through the issuance of additional debt, to continue to opportunistically acquire spectrum licenses or other long-lived assets in private party transactions, repurchase shares, pay dividends or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for acquisitions of businesses, spectrum and other long-lived assets or for any potential stockholder returns, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months as well as our longer-term liquidity needs. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption of debt, tower obligations, workforce restructuring, share repurchases, and dividend payments.

We determine future liquidity requirements for operations, capital expenditures, share repurchases and dividend payments based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum or repurchase shares. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses to comply with the Government Commitments, and we also expect to incur all of the remaining restructuring and integration costs associated with the Merger by the first half of 2024, with the cash expenditures for the Merger-related costs extending beyond 2024. There are a number of additional risks and uncertainties that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of December 31, 2023.

Financing Lease Facilities

We have uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. As of December 31, 2023, we have entered into $8.7 billion of financing leases under these financing lease facilities, of which $1.2 billion was executed during the year ended December 31, 2023. We expect to enter into up to a total of $1.2 billion in financing lease commitments during the year ending December 31, 2024.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses, the construction, expansion and upgrading of our network infrastructure and the integration of the networks, spectrum, technology, personnel and customer base of T-Mobile and Sprint. Property and equipment capital expenditures primarily relate to the integration of our network and spectrum licenses, including acquired Sprint PCS and 2.5 GHz spectrum licenses, as we build out our nationwide

5G network. We expect a reduction in capital expenditures related to these efforts in 2024 compared to 2023. Future capital expenditure requirements will include the deployment of our recently acquired C-band and 3.45 GHz spectrum licenses.

For more information regarding our spectrum licenses, see Note 6 - Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

Stockholder Returns

On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023, which was utilized as of September 30, 2023. During the nine months ended September 30, 2023, we repurchased shares of our common stock for a total purchase price of $11.0 billion, all of which were purchased under the 2022 Stock Repurchase Program.

On September 6, 2023, our Board of Directors authorized our 2023-2024 Stockholder Return Program for up to $19.0 billion that will run from October 1, 2023, through December 31, 2024. The 2023-2024 Stockholder Return Program consists of additional repurchases of shares of our common stock and the payment of cash dividends.

During the year ended December 31, 2023, we repurchased 15,464,107 shares of our common stock at an average price per share of $144.95 for a total purchase price of $2.2 billion under the 2023-2024 Stockholder Return Program, all of which were repurchased during the three months ended December 31, 2023. As of December 31, 2023, we had up to $16.0 billion remaining under the 2023-2024 Stockholder Return Program.

On September 25, 2023, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding shares of common stock, which was paid in the fourth quarter of 2023. We intend to declare and pay approximately $3.0 billion in total additional dividends in 2024, with payments occurring each quarter during the year, beginning with the dividend declared in the first quarter of 2024. The dividend amount paid per share is expected to grow by around 10% annually with the first increase expected in the fourth quarter of 2024; however, the declaration and payment of all dividends is subject to the discretion of our Board of Directors and will depend on financial and legal requirements and other considerations. The amount available under the 2023-2024 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared and paid by us.

Subsequent to December 31, 2023, on January 24, 2024, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding common stock, which is payable on March 14, 2024, to stockholders of record as of the close of business on March 1, 2024.

Subsequent to December 31, 2023, from January 1, 2024, through January 31, 2024, we repurchased 9,024,185 shares of our common stock at an average price per share of $162.98 for a total purchase price of $1.5 billion. As of January 31, 2024, we had up to $14.5 billion remaining under the 2023-2024 Stockholder Return Program, less the amount to be paid pursuant to the dividends declared in the first quarter of 2024.

For additional information regarding the 2022 Stock Repurchase Program and the 2023-2024 Stockholder Return Program, see Note 13 – Stockholder Return Programs of the Notes to the Consolidated Financial Statements.

Contractual Obligations

In connection with the regulatory approvals of the Transactions, we made commitments to various state and federal agencies, including the U.S. Department of Justice and FCC.

For more information regarding these commitments, see Note 17 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

The following table summarizes our material contractual obligations and borrowings as of December 31, 2023, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

(in millions)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$3,590	$11,419	$14,084	$45,400	$74,493
Interest on long-term debt	3,123	5,495	4,620	21,532	34,770
Financing lease liabilities, including imputed interest	1,324	1,228	49	3	2,604
Tower obligations (2)	435	769	810	4,102	6,116
Operating lease liabilities, including imputed interest	4,829	8,428	7,143	18,634	39,034
Purchase obligations (3) (4) (5)	4,528	4,965	2,599	2,262	14,354
Spectrum leases and service credits (6)	303	612	682	4,334	5,931
IP transit services liability	183	200	83	—	466
Total contractual obligations	$18,315	$33,116	$30,070	$96,267	$177,768
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
(3)The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contracts. Termination penalties are included in the above table as payments due as of the earliest we could exit the contract, typically in less than one year. For certain contracts that include fixed volume purchase commitments and fixed prices for various products, the purchase obligations are calculated using fixed volumes and contractually fixed prices for the products that are expected to be purchased. This table does not include open purchase orders as of December 31, 2023 under normal business purposes. See Note 17 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements for further information.
(4)On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion. The FCC approved the purchase of the first tranche, totaling $2.4 billion, on December 29, 2023. The closing of the second tranche remains subject to regulatory approval. Additionally, on September 12, 2023, we entered into a License Purchase Agreement to acquire spectrum in the 600 MHz band from Comcast in exchange for total cash consideration of between $1.2 billion and $3.3 billion. The agreement remains subject to an application for FCC approval. Total consideration for these License Purchase Agreements is excluded from our reported purchase obligations above.
(5)On March 9, 2023, we entered into the Merger and Purchase Agreement for the acquisition of 100% of the outstanding equity of Ka’ena, for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock. Our estimate of the upfront payment is subject to Ka’ena’s underlying business performance and the timing of transaction close, and has been updated to $1.2 billion, before working capital adjustments. The agreement remains subject to regulatory approval, and the estimated purchase price is excluded from our reported purchase commitments above. See Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements for further information.
(6)Spectrum lease agreements are typically for terms of five to 10 years with automatic renewal provisions, bringing the total term of the agreements up to 30 years.

Certain commitments and obligations are included in the table based on the year of required payment or an estimate of the year of payment. Other long-term liabilities have been omitted from the table above due to the uncertainty of the timing of payments, combined with the lack of historical trends to predict future payments.

The purchase obligations reflected in the table above are primarily commitments to purchase spectrum licenses, wireless devices, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business. These amounts do not represent our entire anticipated purchases in the future but represent only those items for which we are contractually committed. Where we are committed to make a minimum payment to the supplier regardless of whether we take delivery, we have included only that minimum payment as a purchase obligation. The acquisition of spectrum licenses is subject to regulatory approval and other customary closing conditions.

Related Party Transactions

We have related party transactions associated with DT, SoftBank or their respective affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of January 31, 2024, DT and SoftBank held, directly or indirectly, approximately 50.7% and 7.8%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 41.5% of the outstanding T-Mobile common stock held by other stockholders. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank, DT has voting control, as of January 31, 2024, over approximately 58.1% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the year ended December 31, 2023, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the year ended December 31, 2023, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to five customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH, Golgohar Trade and Technology GmbH and International Trade and Industrial Technology ITRITEC GmbH. These services have been terminated or are in the process of being terminated. For the year ended December 31, 2023, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the year ended December 31, 2023, were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the year ended December 31, 2023, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the year ended December 31, 2023, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenues and net profit generated by such services during the year ended December 31, 2023, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

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

Depreciation

Our property and equipment balance represents a significant component of our consolidated assets. We record property and equipment at cost, and we generally depreciate property and equipment on a straight-line basis over the estimated useful life of the assets. If all other factors were to remain unchanged, we expect that a one-year increase in the useful lives of our in-service property and equipment, exclusive of leased devices, would have resulted in a decrease of approximately $3.0 billion in our 2023 depreciation expense and that a one-year decrease in the useful life would have resulted in an increase of approximately $4.5 billion in our 2023 depreciation expense.

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

Certain potential sources of financing available to us, including our Revolving Credit Facility, bear interest that is indexed to a benchmark rate plus a fixed margin. As of December 31, 2023, we did not have outstanding balances under these facilities. See Note 8 – Debt of the Notes to the Consolidated Financial Statements for additional information.

Index for Notes to the Consolidated Financial Statements
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of T-Mobile US, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of T-Mobile US, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenues – Refer to Notes 1 and 10 to the consolidated financial statements

Critical Audit Matter Description

The Company generates revenues from providing wireless communications services and selling devices and accessories to customers. The processing and recording of service revenues related to monthly wireless services billings is highly automated and is based on contractual terms with customers. Equipment revenues related to device and accessory sales are typically recognized at a point in time when control of the device or accessory is transferred to the customer or dealer. The Company’s service and equipment revenues consist of a significant volume of low-dollar transactions accumulated from multiple systems and databases.

Given the large volume of low-dollar service and equipment revenue transactions which are initiated, accumulated, and recorded in multiple systems and databases, auditing service and equipment revenues was complex and challenging due to the extent of audit effort required and the need for professionals with expertise in information technology (IT) to identify, evaluate, and test the Company’s systems, databases, automated controls, and system interface controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s service and equipment revenue transactions included the following, among others:

•With the assistance of our IT specialists, we:
◦Identified the relevant systems and databases used to process service and equipment revenue transactions and tested the relevant IT controls over each of those systems and databases.
◦Performed testing of automated business controls and system interface controls within service and equipment revenues.
•We tested internal controls in the revenue accounting processes, including those in place to (a) establish revenue recognition accounting policies for promotional offers, (b) record revenue and the related promotional offers in accordance with the established accounting policies and (c) reconcile the various systems to the Company’s general ledger.
•We created data visualizations to evaluate recorded service and equipment revenue and trends in the related subscriber data.
•For a selection of wholesale service revenue and equipment revenue transactions, we compared the amounts recognized to contractual agreements or other source documents and tested the mathematical accuracy of the recorded revenue.
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
February 2, 2024

We have served as the Company’s auditor since 2022.

Index for Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of T-Mobile US, Inc.
Opinion on the Financial Statements

We have audited the consolidated statements of comprehensive income, of stockholders’ equity and of cash flows of T-Mobile US, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 11, 2022

We served as the Company’s auditor from 2001 to 2022.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Balance Sheets

(in millions, except share and per share amounts)	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$5,135	$4,507
Accounts receivable, net of allowance for credit losses of $161 and $167	4,692	4,445
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $623 and $667	4,456	5,123
Inventory	1,678	1,884
Prepaid expenses	702	673
Other current assets	2,352	2,435
Total current assets	19,015	19,067
Property and equipment, net	40,432	42,086
Operating lease right-of-use assets	27,135	28,715
Financing lease right-of-use assets	3,270	3,257
Goodwill	12,234	12,234
Spectrum licenses	96,707	95,798
Other intangible assets, net	2,618	3,508
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $150 and $144	2,042	2,546
Other assets	4,229	4,127
Total assets	$207,682	$211,338
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$10,373	$12,275
Short-term debt	3,619	5,164
Deferred revenue	825	780
Short-term operating lease liabilities	3,555	3,512
Short-term financing lease liabilities	1,260	1,161
Other current liabilities	1,296	1,850
Total current liabilities	20,928	24,742
Long-term debt	69,903	65,301
Long-term debt to affiliates	1,496	1,495
Tower obligations	3,777	3,934
Deferred tax liabilities	13,458	10,884
Operating lease liabilities	28,240	29,855
Financing lease liabilities	1,236	1,370
Other long-term liabilities	3,929	4,101
Total long-term liabilities	122,039	116,940
Commitments and contingencies (Note 17)
Stockholders' equity
Common stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,262,904,154 and 1,256,876,527 shares issued, 1,195,807,331 and 1,233,960,078 shares outstanding	—	—
Additional paid-in capital	67,705	73,941
Treasury stock, at cost, 67,096,823 and 22,916,449 shares	(9,373)	(3,016)
Accumulated other comprehensive loss	(964)	(1,046)
Retained earnings (accumulated deficit)	7,347	(223)
Total stockholders' equity	64,715	69,656
Total liabilities and stockholders' equity	$207,682	$211,338
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions, except share and per share amounts)	2023	2022	2021
Revenues
Postpaid revenues	$48,692	$45,919	$42,562
Prepaid revenues	9,767	9,857	9,733
Wholesale and other service revenues	4,782	5,547	6,074
Total service revenues	63,241	61,323	58,369
Equipment revenues	14,138	17,130	20,727
Other revenues	1,179	1,118	1,022
Total revenues	78,558	79,571	80,118
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	11,655	14,666	13,934
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	18,533	21,540	22,671
Selling, general and administrative	21,311	21,607	20,238
Impairment expense	—	477	—
(Gain) loss on disposal group held for sale	(25)	1,087	—
Depreciation and amortization	12,818	13,651	16,383
Total operating expenses	64,292	73,028	73,226
Operating income	14,266	6,543	6,892
Other expense, net
Interest expense, net	(3,335)	(3,364)	(3,342)
Other income (expense), net	68	(33)	(199)
Total other expense, net	(3,267)	(3,397)	(3,541)
Income before income taxes	10,999	3,146	3,351
Income tax expense	(2,682)	(556)	(327)
Net income	$8,317	$2,590	$3,024

Net income	$8,317	$2,590	$3,024
Other comprehensive income, net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $56, $52 and $49	163	151	140
Unrealized gain (loss) on foreign currency translation adjustment, net of tax effect of $0, $(1) and $0	9	(9)	(4)
Actuarial (loss) gain, net of amortization, on pension and other postretirement benefits, net of tax effect of $(31), $61 and $28	(90)	177	80
Other comprehensive income	82	319	216
Total comprehensive income	$8,399	$2,909	$3,240
Earnings per share
Basic	$7.02	$2.07	$2.42
Diluted	$6.93	$2.06	$2.41
Weighted-average shares outstanding
Basic	1,185,121,562	1,249,763,934	1,247,154,988
Diluted	1,200,286,264	1,255,376,769	1,254,769,926
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2023	2022	2021
Operating activities
Net income	$8,317	$2,590	$3,024
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,818	13,651	16,383
Stock-based compensation expense	667	595	540
Deferred income tax expense	2,600	492	197
Bad debt expense	898	1,026	452
Losses from sales of receivables	165	214	15
Losses on redemption of debt	—	—	184
Impairment expense	—	477	—
Loss on remeasurement of disposal group held for sale	9	377	—
Changes in operating assets and liabilities
Accounts receivable	(5,038)	(5,158)	(3,225)
Equipment installment plan receivables	170	(1,184)	(3,141)
Inventory	197	744	201
Operating lease right-of-use assets	3,721	5,227	4,964
Other current and long-term assets	(358)	(754)	(573)
Accounts payable and accrued liabilities	(1,126)	558	549
Short- and long-term operating lease liabilities	(3,785)	(2,947)	(5,358)
Other current and long-term liabilities	(839)	459	(531)
Other, net	143	414	236
Net cash provided by operating activities	18,559	16,781	13,917
Investing activities
Purchases of property and equipment, including capitalized interest of $(104), $(61) and $(210)	(9,801)	(13,970)	(12,326)
Purchases of spectrum licenses and other intangible assets, including deposits	(1,010)	(3,331)	(9,366)
Proceeds from sales of tower sites	12	9	40
Proceeds related to beneficial interests in securitization transactions	4,816	4,836	4,131
Acquisition of companies, net of cash and restricted cash acquired	—	(52)	(1,916)
Other, net	154	149	51
Net cash used in investing activities	(5,829)	(12,359)	(19,386)
Financing activities
Proceeds from issuance of long-term debt	8,446	3,714	14,727
Repayments of financing lease obligations	(1,227)	(1,239)	(1,111)
Repayments of short-term debt for purchases of inventory, property and equipment and other financial liabilities	—	—	(184)
Repayments of long-term debt	(5,051)	(5,556)	(11,100)
Repurchases of common stock	(13,074)	(3,000)	—
Dividends on common stock	(747)	—	—
Tax withholdings on share-based awards	(297)	(243)	(316)
Cash payments for debt prepayment or debt extinguishment costs	—	—	(116)
Other, net	(147)	(127)	(191)
Net cash (used in) provided by financing activities	(12,097)	(6,451)	1,709
Change in cash and cash equivalents, including restricted cash and cash held for sale	633	(2,029)	(3,760)
Cash and cash equivalents, including restricted cash and cash held for sale
Beginning of period	4,674	6,703	10,463
End of period	$5,307	$4,674	$6,703
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statement of Stockholders’ Equity

(in millions, except share and per share amounts)	Common Stock Outstanding	Treasury Shares Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity
Balance as of December 31, 2020	1,241,805,706	1,539,878	$(11)	$72,772	$(1,581)	$(5,836)	$65,344
Net income	—	—	—	—	—	3,024	3,024
Other comprehensive income	—	—	—	—	216	—	216
Stock-based compensation	—	—	—	606	—	—	606
Stock issued for employee stock purchase plan	2,189,542	—	—	225	—	—	225
Issuance of vested restricted stock units	7,509,039	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(2,511,512)	—	—	(316)	—	—	(316)
Other, net	220,906	(2,410)	(2)	5	—	—	3
Balance as of December 31, 2021	1,249,213,681	1,537,468	(13)	73,292	(1,365)	(2,812)	69,102
Net income	—	—	—	—	—	2,590	2,590
Other comprehensive income	—	—	—	—	319	—	319
Stock-based compensation	—	—	—	656	—	—	656
Stock issued for employee stock purchase plan	2,079,086	—	—	227	—	—	227
Issuance of vested restricted stock units	5,796,891	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,900,710)	—	—	(243)	—	—	(243)
Repurchases of common stock	(21,361,409)	21,361,409	(3,000)	—	—	—	(3,000)
Other, net	132,539	17,572	(3)	9	—	(1)	5
Balance as of December 31, 2022	1,233,960,078	22,916,449	(3,016)	73,941	(1,046)	(223)	69,656
Net income	—	—	—	—	—	8,317	8,317
Dividends declared ($0.65 per share)	—	—	—	—	—	(747)	(747)
Other comprehensive income	—	—	—	—	82	—	82
Stock-based compensation	—	—	—	687	—	—	687
Stock issued for employee stock purchase plan	1,771,475	—	—	210	—	—	210
Issuance of vested restricted stock units	6,074,565	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(2,027,800)	—	—	(297)	—	—	(297)
Repurchases of common stock	(92,925,044)	92,925,044	(13,255)	—	—	—	(13,255)
SoftBank contingent shares settlement(1)	48,751,557	(48,751,557)	6,901	(6,849)	—	—	52
Other, net	202,500	6,887	(3)	13	—	—	10
Balance as of December 31, 2023	1,195,807,331	67,096,823	$(9,373)	$67,705	$(964)	$7,347	$64,715
(1)    Represents the issuance of the SoftBank Specified Shares pursuant to the Letter Agreement. See Note 15 – Earnings Per Share of the Notes to the Consolidated Financial Statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Index for Notes to the Consolidated Financial Statements

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Description of Business

T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”), together with its consolidated subsidiaries, is a leading provider of mobile communications services, including voice, messaging and data, under its flagship brands, T-Mobile and Metro™ by T-Mobile (“Metro by T-Mobile”), in the United States, Puerto Rico and the U.S. Virgin Islands. Substantially all of our revenues were earned in, and substantially all of our long-lived assets are located in, the U.S., Puerto Rico and the U.S. Virgin Islands. We provide mobile communications services primarily using our 4G Long Term Evolution (“LTE”) network and our 5G technology network. We also offer a wide selection of wireless devices, including handsets, tablets and other mobile communication devices, and accessories for sale, as well as financing through equipment installment plans (“EIP”). We also provide reinsurance for device insurance policies and extended warranty contracts offered to our mobile communications customers. In addition to our wireless communications services, we offer High Speed Internet utilizing our nationwide 5G network.

Basis of Presentation

The accompanying consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, as well as variable interest entities (“VIEs”) for which we are deemed to be the primary beneficiary and VIEs, which cannot be deconsolidated, such as those related to Tower obligations. Intercompany transactions and balances have been eliminated in consolidation. We operate as a single operating segment.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions which affect our consolidated financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which our management believes are reasonable under the circumstances, including, but not limited to, the valuation of assets acquired and liabilities assumed through acquisitions and the potential impacts arising from macroeconomic trends. These estimates are inherently subject to judgment and actual results could differ from those estimates.

On September 6, 2022, Sprint Communications LLC, a Kansas limited liability company and wholly owned subsidiary of the Company (“Sprint Communications”), Sprint LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Sprint”), and Cogent Infrastructure, Inc., a Delaware corporation (the “Buyer”) and a wholly owned subsidiary of Cogent Communications Holdings, Inc., entered into a Membership Interest Purchase Agreement (the “Wireline Sale Agreement”), pursuant to which the Buyer agreed to acquire the U.S. long-haul fiber network and operations (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Wireline Business”). Such transactions contemplated by the Wireline Sale Agreement are collectively referred to as the “Wireline Transaction.” On May 1, 2023, the Buyer and the Company completed the Wireline Transaction (the “Closing”).

The assets and liabilities of the Wireline Business disposal group were classified as held for sale and presented within Other current assets and Other current liabilities on our Consolidated Balance Sheets as of December 31, 2022. The fair value of the Wireline Business disposal group, less costs to sell, was reassessed during each reporting period it remained classified as held for sale, and any remeasurement to the lower of carrying amount or fair value less costs to sell was reported as an adjustment included within (Gain) loss on disposal group held for sale on our Consolidated Statements of Comprehensive Income. Unless otherwise specified, the amounts and information presented as of December 31, 2022 in the Notes to the Consolidated Financial Statements include assets and liabilities that were classified as held for sale.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid money market funds and U.S. Treasury securities with remaining maturities of three months or less at the date of purchase.

Index for Notes to the Consolidated Financial Statements
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

Equipment Installment Plan Receivables

We offer certain customers the option to pay for their devices and other purchases in installments, generally over a period of 24 months using an EIP. EIP receivables are presented on our Consolidated Balance Sheets at their amortized cost basis (i.e., the receivables’ UPB as adjusted for any written-off amounts due to impairment and unamortized discounts), net of the allowance for credit losses. At the time of an installment sale, we impute a discount for interest if the term exceeds 12 months as there is no stated rate of interest on the receivables. The receivables are recorded at their present value, which is determined by discounting expected future cash payments at the imputed interest rate. This adjustment results in a discount or reduction in the transaction price of the contract with a customer, which is allocated to the performance obligations of the arrangement such as Service and Equipment revenues on our Consolidated Statements of Comprehensive Income. The imputed discount rate reflects a current market interest rate and includes a component for estimated credit risk underlying the EIP receivable, reflecting the estimated credit worthiness of the customer. The imputed discount on receivables is amortized over the financed installment term using the effective interest method and recognized as Other revenues on our Consolidated Statements of Comprehensive Income.

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

Index for Notes to the Consolidated Financial Statements
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

Costs of major replacements and improvements are capitalized. Repair and maintenance expenditures which do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. Construction costs, labor and overhead incurred in the expansion or enhancement of our wireless network are capitalized. Capitalization commences with pre-construction period administrative and technical activities, which include obtaining zoning approvals and building permits, and ceases at the point at which the asset is ready for its intended use. We capitalize interest associated with the acquisition or construction of certain property and equipment. Capitalized interest is reported as a reduction in interest expense and depreciated over the useful life of the related asset.

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

Device Leases

Our leasing programs (“Leasing Programs”), which include JUMP! On Demand and the Sprint Flex Lease Program, allow customers to lease a device (handset or tablet) generally over an initial period of 18 months and upgrade the device with a new device when eligibility requirements are met. We depreciate leased devices to their estimated residual value, on a group basis,

Index for Notes to the Consolidated Financial Statements
using the straight-line method over the estimated useful life of the device. The estimated useful life reflects the period for which we estimate the group of leased devices will provide utility to us, which may be longer than the initial lease term based on customer options in the Sprint Flex Lease Program to renew the lease on a month-to-month basis after the initial lease term concludes. In determining the estimated useful life, we consider the lease term (e.g., 18 months and month-to-month renewal options for the Sprint Flex Lease Program), trade-in activity and write-offs for lost and stolen devices. Lost and stolen devices are incorporated into the estimates of depreciation expense and recognized as an adjustment to accumulated depreciation when the loss event occurs. Revenues associated with the leased devices, net of lease incentives, are generally recognized on a straight-line basis over the lease term. In 2021, we discontinued offering the Sprint Flex Lease Program and shifted customer device financing to EIP plans.

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

We have lease agreements (the “Agreements”) with various educational and non-profit institutions that provide us with the right to use Federal Communications Commission (“FCC”) spectrum licenses (known as “Educational Broadband Services” or “EBS” spectrum) in the 2.5 GHz band. The Agreements are typically for terms of five to 10 years with automatic renewal provisions, bringing the total term of the Agreements up to 30 years. A majority of the Agreements include a right of first refusal to acquire, lease or otherwise use the license at the end of the automatic renewal periods.

Leased FCC spectrum licenses are recorded as executory contracts, and contractual lease payments are recognized on a straight-line basis over the remaining term of the arrangement, including renewals, and are presented in Costs of services on our Consolidated Statements of Comprehensive Income.

Customer relationships are amortized using the sum-of-the-years digits method. The remaining finite-lived intangible assets are amortized using the straight-line method.

Impairment

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

Business Combinations

Assets acquired and liabilities assumed as part of a business combination are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset or liability. See Note 2 – Business Combinations for further discussion of the acquisition of the wireless telecommunications assets (the “Wireless Assets”) of Shenandoah Personal Communications Company LLC (“Shentel”) used to provide Sprint PCS’s wireless mobility communications network products in certain parts of Maryland, North Carolina, Virginia, West Virginia Kentucky, Ohio and Pennsylvania.

Index for Notes to the Consolidated Financial Statements
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

At times, we enter into agreements to sell or exchange spectrum licenses. Upon entering into the arrangement, if the transaction has been deemed to have commercial substance and the spectrum licenses meet the held for sale criteria, the licenses are classified as held for sale at their carrying value, as adjusted for any impairment recognized, included in Other current assets on our Consolidated Balance Sheets until approval and completion of the exchange or sale. Upon closing of the transaction, spectrum licenses acquired as part of an exchange of nonmonetary assets are recorded at fair value and the difference between the fair value of the spectrum licenses obtained, carrying value of the spectrum licenses transferred and cash paid, if any, is recognized as a gain or loss on disposal of spectrum licenses included in Selling, general and administrative expense on our Consolidated Statements of Comprehensive Income. Our fair value estimates of spectrum licenses are based on information for which there is little or no observable market data. If the transaction lacks commercial substance or the fair value is not measurable, the acquired spectrum licenses are recorded at our carrying value of the spectrum assets transferred or exchanged.

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

The aggregation premium is a component of the overall fair value of our owned FCC spectrum licenses.

Impairment

We assess the carrying value of our goodwill and other indefinite-lived intangible assets, such as our spectrum license portfolio, for potential impairment annually as of December 31 or more frequently, if events or changes in circumstances indicate such assets might be impaired.

We test goodwill on a reporting unit basis by comparing the estimated fair value of the reporting unit to its book value. If the fair value exceeds the book value, then no impairment is measured. As of December 31, 2023, we have identified one reporting unit: wireless. The wireless reporting unit consists of all the assets and liabilities of T-Mobile US, Inc.

When assessing goodwill for impairment we may elect to first perform a qualitative assessment to determine if the quantitative impairment test is necessary. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative test. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. In 2023, we employed a qualitative approach to assess the wireless reporting unit. The fair value of the wireless reporting unit is determined using a market approach, which is based on market capitalization. We recognize that market capitalization is subject to volatility and will monitor changes in market capitalization to determine whether declines, if any, necessitate an interim impairment review. In the event market capitalization does decline below its book value, we will consider the length, severity and reasons for the decline when assessing whether potential impairment exists, including considering whether a control premium should be added

Index for Notes to the Consolidated Financial Statements
to the market capitalization. We believe short-term fluctuations in share price may not necessarily reflect the underlying aggregate fair value. No events or change in circumstances have occurred that indicate the fair value of the wireless reporting unit may be below its carrying amount at December 31, 2023.

We test our spectrum licenses for impairment on an aggregate basis, consistent with our management of the overall business at a national level. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying value. If we do not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the intangible asset is less than its carrying amount, we calculate the estimated fair value of the intangible asset. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized for the difference. In 2023, we employed the qualitative method.

We estimate fair value of spectrum licenses using the Greenfield methodology. The Greenfield methodology values the spectrum licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except for the asset to be valued (in this case, spectrum licenses) and makes investments required to build an operation comparable to current use. The value of the spectrum licenses can be considered as equal to the present value of the cash flows of this hypothetical start-up company. We base the assumptions underlying the Greenfield methodology on a combination of market participant data and our historical results, trends and business plans. Future cash flows in the Greenfield methodology are based on estimates and assumptions of market participant revenues, EBITDA margin, network build-out period and a long-term growth rate for a market participant. The cash flows are discounted using a weighted-average cost of capital. No events or change in circumstances have occurred that indicate the fair value of the Spectrum licenses may be below their carrying amount at December 31, 2023.

The valuation approaches utilized to estimate fair value for the purposes of the impairment tests of goodwill and spectrum licenses require the use of assumptions and estimates, which involve a degree of uncertainty. If actual results or future expectations are not consistent with the assumptions used in our estimate of fair value, it may result in the recording of significant impairment charges on goodwill or spectrum licenses. The most significant assumptions within the valuation models are the discount rate based on the weighted-average cost of capital, revenues, EBITDA margins, capital expenditures and long-term growth rate.

For more information regarding our impairment assessments of indefinite-lived intangible assets, see Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets.

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

We did not have any significant derivative instruments outstanding as of December 31, 2023 or 2022.

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

Federal Universal Service Fund (“USF”) and state USF fees are assessed by various governmental authorities in connection with the services we provide to our customers and are included in Cost of services. When we separately bill and collect these regulatory fees from customers, they are recorded gross in Total service revenues on our Consolidated Statements of Comprehensive Income. For the years ended December 31, 2023, 2022 and 2021, we recorded approximately $317 million, $185 million and $216 million, respectively, of USF fees on a gross basis.

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

Index for Notes to the Consolidated Financial Statements
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

Contract Modifications

Our service contracts allow customers to frequently modify their contracts without incurring penalties, in many cases. For contract modifications, we evaluate the change in scope or price of the contract to determine if the modification should be

Index for Notes to the Consolidated Financial Statements
treated as a separate contract, as if there is a termination of the existing contract and creation of a new contract, or if the modification should be considered a change associated with the existing contract. We typically do not have significant impacts from contract modifications.

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

We include options to extend or terminate a lease when we are reasonably certain that we will exercise that option. We consider several factors in assessing whether renewal periods are reasonably certain of being exercised, including the continued maturation of our nationwide network, technological advances within the telecommunications industry and the availability of alternative sites. We have generally concluded we are not reasonably certain to exercise the options to extend or terminate our leases. Therefore, as of the lease commencement date, our lease terms generally do not include these options.

In determining the discount rate used to measure the right-of-use asset and lease liability, we use rates implicit in the lease, or if not readily available, we use our incremental borrowing rate. Our incremental borrowing rate is based on an estimated secured rate comprised of a risk-free rate plus a credit spread as secured by our assets. Determining a credit spread as secured by our assets may require judgment.

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

Generally, we elected the practical expedient to not separate lease and non-lease components in arrangements. For arrangements in which we are the lessor of wireless handset devices, we did not elect this practical expedient. We did not elect the short-term lease recognition exemption; as such, leases with terms shorter than 12 months are included as a right-of-use asset and lease liability.

Rental revenues and expenses associated with co-location tower sites are presented on a net basis under Topic 842. See Note 16 – Leases for further information.

Index for Notes to the Consolidated Financial Statements
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

Sprint Retirement Pension Plan

We provide the Sprint Retirement Pension Plan (the “Pension Plan”), which is a defined benefit pension plan providing post-retirement benefits to certain employees. As of December 31, 2005, the Pension Plan was amended to freeze benefit plan accruals for participants.

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

Advertising Expense

We expense the cost of advertising and other promotional expenditures to market our services and products as incurred. For the years ended December 31, 2023, 2022 and 2021, advertising expenses included in Selling, general and administrative expense on our Consolidated Statements of Comprehensive Income were $2.5 billion, $2.3 billion and $2.2 billion, respectively.

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

Other Comprehensive Income

Other comprehensive income primarily consists of adjustments, net of tax, related to reclassification of loss from cash flow hedges and pension and other postretirement benefits. This is reported in Accumulated other comprehensive loss as a separate component of stockholders’ equity until realized in earnings.

Stock-Based Compensation

Stock-based compensation expense for stock awards, which include restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”), is measured at fair value on the grant date and recognized as expense, net of expected forfeitures, over the related service period. The fair value of stock awards is based on the closing price of our common stock on the date of grant, adjusted for expected dividend yield. RSUs are recognized as expense using the straight-line method. PRSUs are recognized as expense following a graded vesting schedule with their performance reassessed and updated on a quarterly basis, or more frequently as changes in facts and circumstances warrant.

Index for Notes to the Consolidated Financial Statements
Stockholder Return Programs

On September 8, 2022, our Board of Directors authorized a stock repurchase program for up to $14.0 billion of our common stock through September 30, 2023 (the “2022 Stock Repurchase Program”), which was utilized as of September 30, 2023. On September 6, 2023, our Board of Directors authorized a stockholder return program of up to $19.0 billion that will run through December 31, 2024 (the “2023-2024 Stockholder Return Program”). The 2023-2024 Stockholder Return Program consists of additional repurchases of shares of our common stock and the payment of cash dividends. The amount available under the 2023-2024 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared by us.

The cost of repurchased shares, including equity reacquisition costs, is included in Treasury stock on our Consolidated Balance Sheets. We accrue the cost of repurchased shares and exclude such shares from the calculation of basic and diluted earnings per share, as of the trade date. We recognize a liability for share repurchases which have not settled and for which cash has not been paid in Other current liabilities on our Consolidated Balance Sheets. Cash payments to reacquire our shares, including equity reacquisition costs, are included in Repurchases of common stock on our Consolidated Statements of Cash Flows.

Dividends declared are included as a reduction to Retained earnings on our Consolidated Balance Sheets. We recognize a liability for dividends declared but for which cash has not been paid in Other current liabilities on our Consolidated Balance Sheets. Dividend cash payments to stockholders are included in Net cash provided by (used in) financing activities on our Consolidated Statements of Cash Flows.

See Note 13 - Stockholder Return Programs for more information about our 2022 Stock Repurchase Program and 2023-2024 Stockholder Return Program.

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

Accounting Pronouncements Adopted During the Current Year

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The standard eliminates the accounting guidance within ASC 310-40 for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. As of January 1, 2023, we have adopted this standard, and it was applied prospectively after this date. This standard did not have a material impact on our consolidated financial statements as of and for the year ended December 31, 2023.

Accounting Pronouncements Not Yet Adopted

Segment Reporting Disclosures

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). The standard will become effective for us for our fiscal year 2024 annual financial statements and interim financial statements thereafter and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2024 annual financial statements, and we are currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The standard will be effective for us for our fiscal year 2025 annual financial statements with early adoption permitted. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and we expect the adoption of the standard will impact certain of our income tax disclosures.

Note 2 – Business Combinations

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

Index for Notes to the Consolidated Financial Statements
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

Index for Notes to the Consolidated Financial Statements
intangible assets that do not qualify for separate recognition. All of the goodwill acquired is allocated to the wireless reporting unit.

Other intangible assets include $770 million of reacquired rights to provide services in Shentel’s former affiliate territory, which is being amortized on a straight-line basis over a useful life of approximately nine years in line with the remaining term of the Management Agreement upon the acquisition of the Wireless Assets, which represents the period of expected economic benefits associated with the reacquisition of such rights. This fair value measurement is based on significant inputs not observable in the market, and therefore, represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach include forecasted subscriber growth rates, revenue over an estimated period of time, the discount rate, estimated capital expenditures, estimated income taxes and the long-term growth rate, as well as forecasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins.

Acquisition of Ka’ena Corporation

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement (the “Merger and Purchase Agreement”) for the acquisition of 100% of the outstanding equity of Ka’ena Corporation and its subsidiaries including, among others, Mint Mobile LLC (collectively, “Ka’ena” and the “Ka’ena Acquisition”), for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock. The purchase price is variable dependent upon specified performance indicators of Ka’ena during certain periods before and after closing and consists of an upfront payment at closing of the transaction, subject to certain agreed-upon working capital and other adjustments, and a variable earnout payable 24 months after closing of the transaction. Our estimate of the upfront payment is subject to Ka’ena’s underlying business performance and the timing of transaction close, and has been updated to $1.2 billion, before working capital and other adjustments. The acquisition is subject to certain customary closing conditions, including certain regulatory approvals, and is expected to close by the end of the first quarter of 2024.

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

Accounts Receivable Portfolio Segment

Accounts receivable balances are predominately comprised of amounts currently due from customers (e.g., for wireless communications services), device insurance administrators, wholesale partners, other carriers and third-party retail channels.

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

Index for Notes to the Consolidated Financial Statements
EIP Receivables Portfolio Segment

Based upon customer credit profiles at the time of customer origination, as well as subsequent credit performance, we classify the EIP receivables segment into two customer classes of “Prime” and “Subprime.” Prime customer receivables are those with lower credit risk and Subprime customer receivables are those with higher credit risk. Customers may be required to make a down payment on their equipment purchases if their assessed credit risk exceeds established underwriting thresholds. In addition, certain customers within the Subprime category may be required to pay a deposit.

To determine a customer’s credit profile and assist in determining their credit class, we use a proprietary credit scoring model that measures the credit quality of a customer leveraging several factors, such as credit bureau information and consumer credit risk scores, as well as service and device plan characteristics.

As of December 31, 2023, we enhanced our proprietary credit scoring model to more fully reflect current payment performance in the assigned credit score by enabling migration between the Prime and Subprime credit class categories, which aligns with our expected credit loss model methodology. The impact of this change was a net migration of approximately 12% of the EIP receivables from Subprime to the Prime credit class category. As our credit loss model already captured current payment performance, this change did not have a significant impact on our estimated expected credit losses.

EIP receivables had a combined weighted-average effective interest rate of 10.6% and 8.0% as of December 31, 2023, and 2022, respectively.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	December 31, 2023	December 31, 2022
EIP receivables, gross	$7,271	$8,480
Unamortized imputed discount	(505)	(483)
EIP receivables, net of unamortized imputed discount	6,766	7,997
Allowance for credit losses	(268)	(328)
EIP receivables, net of allowance for credit losses and imputed discount	$6,498	$7,669
Classified on our consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$4,456	$5,123
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,042	2,546
EIP receivables, net of allowance for credit losses and imputed discount	$6,498	$7,669

Many of our loss estimation techniques rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of December 31, 2023:

	Originated in 2023		Originated in 2022		Originated prior to 2022		Total EIP Receivables, Net of Unamortized Imputed Discount
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Total
Current - 30 days past due	$3,925	$987	$1,129	$304	$253	$40	$5,307	$1,331	$6,638
31 - 60 days past due	13	23	7	7	1	1	21	31	52
61 - 90 days past due	9	16	6	5	1	1	16	22	38
More than 90 days past due	8	13	6	7	2	2	16	22	38
EIP receivables, net of unamortized imputed discount	$3,955	$1,039	$1,148	$323	$257	$44	$5,360	$1,406	$6,766

We estimate credit losses on our EIP receivables segment by applying an expected credit loss model, which relies on historical loss data adjusted for current conditions to calculate default probabilities or an estimate for the frequency of customer default. Our assessment of default probabilities or frequency includes receivables delinquency status, historical loss experience, how

Index for Notes to the Consolidated Financial Statements
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

The following table presents write-offs of our EIP receivables by year of origination for the year ended December 31, 2023:

(in millions)	Originated in 2023	Originated in 2022	Originated prior to 2022	Total Write-offs
Write-offs	$174	$284	$60	$518

Activity for the years ended December 31, 2023, 2022 and 2021, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	December 31, 2023			December 31, 2022			December 31, 2021
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$167	$811	$978	$146	$630	$776	$194	$605	$799
Bad debt expense	440	458	898	433	593	1,026	231	221	452
Write-offs	(446)	(518)	(964)	(412)	(518)	(930)	(279)	(248)	(527)
Change in imputed discount on short-term and long-term EIP receivables	N/A	220	220	N/A	262	262	N/A	187	187
Impact on the imputed discount from sales of EIP receivables	N/A	(198)	(198)	N/A	(156)	(156)	N/A	(135)	(135)
Allowance for credit losses and imputed discount, end of period	$161	$773	$934	$167	$811	$978	$146	$630	$776

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of December 31, 2023. In connection with the sales of certain service accounts receivable and EIP receivables pursuant to the sale arrangements, we have deferred purchase price assets included on our Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

Note 4 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP sale arrangement”). The maximum funding commitment of the sale arrangement is $1.3 billion. On November 14, 2023, we extended the scheduled expiration date of the EIP sale arrangement to November 18, 2024.

As of both December 31, 2023 and 2022, the EIP sale arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

Index for Notes to the Consolidated Financial Statements
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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, included on our Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	December 31, 2023	December 31, 2022
Other current assets	$348	$344
Other assets	103	136

In addition, the EIP BRE is a separate legal entity with its own separate creditors who will be entitled, prior to any liquidation of the EIP BRE, to be satisfied prior to any value in the EIP BRE becoming available to us. Accordingly, the assets of the EIP BRE may not be used to settle our general obligations and creditors of the EIP BRE have limited recourse to our general credit.

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “service receivable sale arrangement”). The maximum funding commitment of the service receivable sale arrangement is $950 million and the facility expires in February 2024. As of both December 31, 2023 and 2022, the service receivable sale arrangement provided funding of $775 million. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

In connection with the service receivable sale arrangement, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity, to sell service accounts receivable (the “Service BRE”).

Pursuant to the amended service receivable sale arrangement, selected receivables are transferred to the Service BRE. The Service BRE then sells the receivables to a non-consolidated and unaffiliated third-party entity over which we do not exercise any level of control and which does not qualify as a VIE.

Variable Interest Entity

We determined that the Service BRE is a VIE, as its equity investment at risk lacks the obligation to absorb a certain portion of expected losses. We have a variable interest in the Service BRE and have determined that we are the primary beneficiary based on our ability to direct the activities that most significantly impact the Service BRE’s economic performance. Those activities include selecting which receivables are transferred into the Service BRE and sold in the service receivable sale arrangement and funding the Service BRE. Additionally, our equity interest in the Service BRE obligates us to absorb losses and gives us the right to receive benefits from the Service BRE that could potentially be significant to the Service BRE. Accordingly, we include the balances and results of operations of the Service BRE on our consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included on our Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	December 31, 2023	December 31, 2022
Other current assets	$209	$214
Other current liabilities	373	389

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

Sales of Receivables

The transfers of service accounts receivable and EIP receivables to the non-consolidated entities are accounted for as sales of financial assets. Once identified for sale, the receivable is recorded at the lower of cost or fair value. Upon sale, we derecognize the net carrying amount of the receivables.

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

The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense on our Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including customer default rates. As of December 31, 2023 and 2022, our deferred purchase price related to the sales of service receivables and EIP receivables was $658 million and $692 million, respectively.

The following table summarizes the impact of the sales of certain service receivables and EIP receivables on our Consolidated Balance Sheets:

(in millions)	December 31, 2023	December 31, 2022
Derecognized net service accounts receivable and EIP receivables	$2,388	$2,410
Other current assets	557	558
of which, deferred purchase price	555	556
Other long-term assets	103	136
of which, deferred purchase price	103	136
Other current liabilities	373	389
Net cash proceeds since inception	1,583	1,697
Of which:
Change in net cash proceeds during the year-to-date period	(114)	(57)
Net cash proceeds funded by reinvested collections	1,697	1,754

We recognized losses from sales of receivables, including changes in fair value of the deferred purchase price, of $165 million, $214 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively, in Selling, general and administrative expense on our Consolidated Statements of Comprehensive Income.

As of both December 31, 2023 and 2022, the total principal balance of outstanding transferred service receivables and EIP receivables was $1.0 billion.

Continuing Involvement

Pursuant to the sale arrangements described above, we have continuing involvement with the service accounts receivable and EIP receivables we sell as we service the receivables, are required to repurchase certain receivables, including ineligible

Index for Notes to the Consolidated Financial Statements
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

Note 5 – Property and Equipment

The components of property and equipment, excluding amounts transferred to held for sale, were as follows:

(in millions)	Useful Lives	December 31, 2023	December 31, 2022
Land		$72	$109
Buildings and equipment	Up to 30 years	4,465	4,659
Wireless communications systems	Up to 20 years	65,628	61,738
Leasehold improvements	Up to 10 years	2,489	2,326
Capitalized software	Up to 10 years	22,573	20,342
Leased wireless devices	Up to 16 months	400	1,415
Construction in progress	N/A	3,286	4,599
Accumulated depreciation and amortization		(58,481)	(53,102)
Property and equipment, net		$40,432	$42,086

Total depreciation expense relating to property and equipment and financing lease right-of-use assets was $12.0 billion, $12.7 billion and $15.2 billion for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts include depreciation expense related to leased wireless devices of $170 million, $1.1 billion and $3.1 billion for the years ended December 31, 2023, 2022 and 2021, respectively.

We capitalize interest associated with the acquisition or construction of certain property and equipment and spectrum intangible assets. We recognized capitalized interest of $104 million, $61 million and $210 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Asset retirement obligations are primarily for certain legal obligations to remediate leased property on which our network infrastructure and administrative assets are located.

Activity in our asset retirement obligations was as follows:

(in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022
Asset retirement obligations, beginning of year	$1,852	$1,899
Liabilities incurred	28	10
Liabilities settled	(399)	(379)
Accretion expense	71	65
Changes in estimated cash flows	164	292
Transfers to held for sale	—	(35)
Asset retirement obligations, end of period	$1,716	$1,852
Classified on the consolidated balance sheets as:
Other current liabilities	$133	$267
Other long-term liabilities	1,583	1,585

The corresponding assets, net of accumulated depreciation and excluding amounts transferred to held for sale, related to asset retirement obligations were $462 million and $546 million as of December 31, 2023 and 2022, respectively.

Wireline Impairment

Previously, the operation of the legacy Sprint CDMA and LTE wireless networks was supported by the legacy Sprint Wireline network. During the second quarter of 2022, we retired the legacy Sprint CDMA network and began the orderly shut-down of the LTE network. We determined that the retirement of the legacy Sprint CDMA and LTE wireless networks triggered the need to assess the Wireline long-lived assets for impairment, as these assets no longer supported our wireless network and the

Index for Notes to the Consolidated Financial Statements
associated customers and cash flows in a significant manner. The results of this assessment indicated that certain Wireline long-lived assets were impaired. See Note 14 – Wireline for further information.

Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022, are as follows:

(in millions)	Goodwill
Balance as of December 31, 2021, net of accumulated impairment losses of $10,984	$12,188
Goodwill from acquisitions in 2022	46
Balance as of December 31, 2022	12,234
Balance as of December 31, 2023	$12,234
Accumulated impairment losses at December 31, 2023	$(10,984)

Goodwill Impairment Assessment

Certain non-financial assets, including goodwill and indefinite-lived intangible assets such as Spectrum licenses, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment when events or circumstances indicate that carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. The nonrecurring measurements of the fair value of these assets, for which observable market information may be limited, are classified within Level 3 of the fair value hierarchy. In the event an impairment is required, the asset is adjusted to its estimated fair value using market-based assumptions, to the extent they are available, as well as other assumptions that may require significant judgment.

For our annual assessment of the wireless reporting unit, we employed a qualitative approach. The fair value of the wireless reporting unit was estimated using a market approach, which is based on market capitalization. In addition to performing an assessment under the market approach we also considered any events or change in circumstances that occurred, noting no indication that the fair value of the wireless reporting unit may be below its carrying amount at December 31, 2023.

Intangible Assets

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

Spectrum Licenses

The following table summarizes our spectrum license activity for the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Spectrum licenses, beginning of year	$95,798	$92,606	$82,828
Spectrum license acquisitions	103	3,152	9,545
Spectrum licenses transferred to held for sale	(2)	(64)	(28)
Costs to clear spectrum	808	104	261
Spectrum licenses, end of year	$96,707	$95,798	$92,606

Spectrum Transactions

In March 2021, the FCC announced that we were the winning bidder of 142 licenses in Auction 107 (C-band spectrum) for an aggregate purchase price of $9.3 billion.

In January 2022, the FCC announced that we were the winning bidder of 199 licenses in Auction 110 (3.45 GHz spectrum) for an aggregate purchase price of $2.9 billion.

Index for Notes to the Consolidated Financial Statements
In September 2022, the FCC announced that we were the winning bidder of 7,156 licenses in Auction 108 (2.5 GHz spectrum) for an aggregate price of $304 million. At inception of Auction 108 in June 2022, we deposited $65 million. We paid the FCC the remaining $239 million for the licenses won in the auction in September 2022. The aggregate cash payments made to the FCC are included in Other assets on our Consolidated Balance Sheets as of December 31, 2023, and will remain there until the corresponding licenses are received. The timing of when the licenses will be issued will be determined by the FCC after all post-auction procedures have been completed, which has been delayed due to the suspension of auction authority to the FCC by Congress. In December 2023, Congress passed the 5G Spectrum Authority Licensing Enforcement (SALE) Act, which gives the FCC temporary authority to grant licenses from previous auctions. As a result, the Auction 108 licenses are expected to be issued in the first quarter of 2024.

As of December 31, 2023, the activities that are necessary to get the 3.45 GHz and 2.5 GHz spectrum acquired pursuant to FCC Auctions 110 and 108, respectively, ready for its intended use have not begun; as such, capitalization of the interest associated with the costs of deploying these spectrum licenses has not begun. During the year ended December 31, 2023, we capitalized interest on the costs of our C-band spectrum licenses, acquired pursuant to FCC Auction 107, during the period that development activities occurred.

License Purchase Agreements

DISH Network Corporation

On July 1, 2020, we and DISH Network Corporation (“DISH”) entered into a License Purchase Agreement (the “DISH License Purchase Agreement”) pursuant to which DISH agreed to purchase certain 800 MHz spectrum licenses for a total of approximately $3.6 billion. The closing of the sale of spectrum under the DISH License Purchase Agreement remains subject to FCC approval. On October 15, 2023, we and DISH entered into an amendment (the “LPA Amendment”) to the DISH License Purchase Agreement pursuant to which, among other things, the parties agreed that (1) DISH will pay us a $100 million non-refundable extension fee (in lieu of the approximately $72 million termination fee that had previously been agreed to), (2) the closing for the purchase of the spectrum licenses by DISH will occur no later than April 1, 2024, (3) if DISH has not purchased the spectrum licenses by such date for any reason (including failure to receive the required FCC approval prior to such date), then the DISH License Purchase Agreement will automatically terminate, and we will retain the $100 million extension fee, (4) if DISH does purchase the spectrum by April 1, 2024, the $100 million extension fee will be credited against the $3.6 billion purchase price, and (5) we are permitted to commence auction of the spectrum prior to April 1, 2024 at our discretion (and subject to DISH’s purchase right). The LPA Amendment was approved by the Court and became effective on October 23, 2023. On October 25, 2023, we received a payment of $100 million from DISH for the extension fee and recorded a corresponding liability within Other current liabilities on our Consolidated Balance Sheets.

If DISH does not, by April 1, 2024, purchase the 800 MHz spectrum licenses, we are required, unless otherwise approved by the U.S. Department of Justice under the final judgment agreed to by us, Deutsche Telekom AG (“DT”), Sprint, SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, to offer the licenses for sale through an auction. If the specified minimum price of $3.6 billion is not met in the auction, we would be relieved of the obligation to sell the licenses.

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

Index for Notes to the Consolidated Financial Statements
The FCC approved the purchase of the first tranche on December 29, 2023, and we expect the closing of the first tranche to occur in the second quarter of 2024. We anticipate that the second closing (on the deferred licenses) will occur in late 2024 or early 2025.

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

Impairment Assessment

For our assessment of Spectrum license impairment, we employed a qualitative approach. No events or change in circumstances have occurred that indicate the fair value of the Spectrum licenses may be below its carrying amount at December 31, 2023.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	December 31, 2023			December 31, 2022
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	Up to 8 years	$4,883	$(3,451)	$1,432	$4,883	$(2,732)	$2,151
Reacquired rights	Up to 9 years	770	(231)	539	770	(139)	631
Tradenames and patents	Up to 19 years	208	(134)	74	196	(117)	79
Favorable spectrum leases	Up to 27 years	686	(148)	538	705	(113)	592
Other	Up to 10 years	353	(318)	35	353	(298)	55
Other intangible assets		$6,900	$(4,282)	$2,618	$6,907	$(3,399)	$3,508

Amortization expense for intangible assets subject to amortization was $888 million, $1.2 billion and $1.3 billion for the years ended December 31, 2023, 2022 and 2021, respectively.

Index for Notes to the Consolidated Financial Statements
The estimated aggregate future amortization expense for intangible assets subject to amortization is summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending December 31,
2024	$722
2025	570
2026	417
2027	290
2028	171
Thereafter	448
Total	$2,618

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

We did not have any significant derivative instruments outstanding as of December 31, 2023 and 2022.

Interest Rate Lock Derivatives

In April 2020, we terminated our interest rate lock derivatives entered into in October 2018.

Aggregate changes in the fair value of the interest rate lock derivatives, net of tax and amortization, of $1.1 billion and $1.3 billion are presented in Accumulated other comprehensive loss on our Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023, 2022 and 2021, $219 million, $203 million and $189 million, respectively, were amortized from Accumulated other comprehensive loss into Interest expense, net, on our Consolidated Statements of Comprehensive Income. We expect to amortize $236 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending December 31, 2024.

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

Index for Notes to the Consolidated Financial Statements
The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included on our Consolidated Balance Sheets, were $658 million and $692 million as of December 31, 2023 and 2022, respectively.

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates and ABS Notes. The fair value estimates were based on information available as of December 31, 2023, and 2022. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included on our Consolidated Balance Sheets were as follows:

(in millions)	Level within the Fair Value Hierarchy	December 31, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount (1)	Fair Value (1)
Liabilities:
Senior Notes to third parties	1	$70,493	$65,962	$66,582	$59,011
Senior Notes to affiliates	2	1,496	1,499	1,495	1,460
Senior Secured Notes to third parties	1	2,281	2,207	3,117	2,984
ABS Notes to third parties	2	748	748	746	744
(1)     Excludes $20 million as of December 31, 2022, in other financial liabilities as the carrying values approximate fair value, primarily due to the short-term maturities of these instruments.

Index for Notes to the Consolidated Financial Statements
Note 8 – Debt

Debt was as follows:

(in millions)	December 31, 2023	December 31, 2022
7.875% Senior Notes due 2023	$—	$4,250
7.125% Senior Notes due 2024	2,500	2,500
3.500% Senior Notes due 2025	3,000	3,000
4.738% Series 2018-1 A-1 Notes due 2025	656	1,181
7.625% Senior Notes due 2025	1,500	1,500
1.500% Senior Notes due 2026	1,000	1,000
2.250% Senior Notes due 2026	1,800	1,800
2.625% Senior Notes due 2026	1,200	1,200
7.625% Senior Notes due 2026	1,500	1,500
3.750% Senior Notes due 2027	4,000	4,000
5.375% Senior Notes due 2027	500	500
2.050% Senior Notes due 2028	1,750	1,750
4.750% Senior Notes due 2028	1,500	1,500
4.750% Senior Notes to affiliates due 2028	1,500	1,500
4.800% Senior Notes due 2028	900	—
4.910% Class A Senior ABS Notes due 2028	750	750
4.950% Senior Notes due 2028	1,000	—
5.152% Series 2018-1 A-2 Notes due 2028	1,562	1,838
6.875% Senior Notes due 2028	2,475	2,475
2.400% Senior Notes due 2029	500	500
2.625% Senior Notes due 2029	1,000	1,000
3.375% Senior Notes due 2029	2,350	2,350
3.875% Senior Notes due 2030	7,000	7,000
2.250% Senior Notes due 2031	1,000	1,000
2.550% Senior Notes due 2031	2,500	2,500
2.875% Senior Notes due 2031	1,000	1,000
3.500% Senior Notes due 2031	2,450	2,450
2.700% Senior Notes due 2032	1,000	1,000
8.750% Senior Notes due 2032	2,000	2,000
5.050% Senior Notes due 2033	2,600	—
5.200% Senior Notes due 2033	1,250	1,250
5.750% Senior Notes due 2034	1,000	—
4.375% Senior Notes due 2040	2,000	2,000
3.000% Senior Notes due 2041	2,500	2,500
4.500% Senior Notes due 2050	3,000	3,000
3.300% Senior Notes due 2051	3,000	3,000
3.400% Senior Notes due 2052	2,800	2,800
5.650% Senior Notes due 2053	1,750	1,000
5.750% Senior Notes due 2054	1,250	—
6.000% Senior Notes due 2054	1,000	—
3.600% Senior Notes due 2060	1,700	1,700
5.800% Senior Notes due 2062	750	750
Other debt	—	20
Unamortized premium on debt to third parties	1,011	1,335
Unamortized discount on debt to third parties	(223)	(199)
Debt issuance costs and consent fees	(263)	(240)
Total debt	75,018	71,960
Less: Current portion of Senior Notes to affiliates	—	—
Less: Current portion of Senior Notes and other debt to third parties	3,619	5,164
Total long-term debt	$71,399	$66,796
Classified on the consolidated balance sheets as:
Long-term debt	$69,903	$65,301
Long-term debt to affiliates	1,496	1,495
Total long-term debt	$71,399	$66,796

Index for Notes to the Consolidated Financial Statements
Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 4.0% and 3.9% on weighted-average debt outstanding of $75.4 billion and $72.5 billion for the years ended December 31, 2023 and 2022, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

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

During the year ended December 31, 2023, we issued the following Senior Notes:

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

Subsequent to December 31, 2023, on January 12, 2024, we issued $1.0 billion of 4.850% Senior Notes due 2029, $1.3 billion of 5.150% Senior Notes due 2034 and $750 million of 5.500% Senior Notes due 2055. We intend to use the net proceeds of $3.0 billion for general corporate purposes, which may include among other things, share repurchases, any dividends declared by our Board of Directors and refinancing of existing indebtedness on an ongoing basis.

Credit Facilities

On October 17, 2022, we entered into an Amended and Restated Credit Agreement (the “October 2022 Credit Agreement”) with certain financial institutions named therein. The October 2022 Credit Agreement amends and restates in its entirety the Credit Agreement originally dated April 1, 2020, and provides for a $7.5 billion revolving credit facility, including a letter of credit sub-facility of up to $1.5 billion, and a swingline loan sub-facility of up to $500 million. Commitments under the October 2022 Credit Agreement will mature on October 17, 2027, except as otherwise extended or replaced. Borrowings under the October 2022 Credit Agreement will bear interest based upon the applicable benchmark rate, depending on the type of loan and, in some cases, at our election, plus a margin that is determined by reference to the credit rating of T-Mobile USA’s senior unsecured long-term debt. The October 2022 Credit Agreement contains customary representations, warranties and covenants, including a financial maintenance covenant of 4.5x with respect to T-Mobile USA, Inc.’s Leverage Ratio (as defined therein) commencing with the period ended December 31, 2022. As of December 31, 2023 and 2022, we did not have an outstanding balance under this facility.

Index for Notes to the Consolidated Financial Statements
Note Redemption and Repayments

During the year ended December 31, 2023, we made the following note redemption and repayments:

(in millions)	Principal Amount	Redemption or Repayment Date
7.875% Senior Notes due 2023	$4,250	September 15, 2023
Total Redemptions	$4,250

4.738% Secured Series 2018-1 A-1 Notes due 2025	$525	Various
5.152% Series 2018-1 A-2 Notes due 2028	276	Various
Total Repayments	$801

Asset-backed Notes

On October 12, 2022, we issued $750 million of 4.910% Class A Senior ABS Notes to third-party investors in a private placement transaction. Our ABS Notes are secured by $982 million of gross EIP receivables and future collections on such receivables. The ABS Notes issued and the assets securing this debt are included on our Consolidated Balance Sheets.

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

The ABS Notes became redeemable, in whole but not in part, in November 2023. If redeemed on or after November 20, 2024, or if the aggregate principal balance of the transferred EIP receivables is equal to or less than 10% of the aggregate principal balance of the EIP receivables transferred upon issuance of the ABS Notes, we can redeem the ABS Notes without incurring a Make-Whole Payment; otherwise, a Make-Whole Payment applies.

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

Index for Notes to the Consolidated Financial Statements
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

The following table summarizes the carrying amounts and classification of assets and liabilities included in our Consolidated Balance Sheets with respect to the ABS Entities:

(in millions)	December 31, 2023	December 31, 2022
Assets
Equipment installment plan receivables, net	$739	$652
Equipment installment plan receivables due after one year, net	168	281
Other current assets	101	73
Liabilities
Accounts payable and accrued liabilities	1	1
Short-term debt	198	—
Long-term debt	550	746

See Note 3 – Receivables and Related Allowance for Credit Losses for additional information on the EIP receivables used to secure the ABS Notes.

Spectrum Financing

On April 1, 2020, in connection with the closing of the Merger, we assumed Sprint’s spectrum-backed notes, which are collateralized by the acquired, directly held and third-party leased Spectrum licenses (collectively, the “Spectrum Portfolio”) transferred to wholly owned bankruptcy-remote special purpose entities (collectively, the “Spectrum Financing SPEs”). As of December 31, 2023 and 2022, the total outstanding obligations under these Notes was $2.2 billion and $3.0 billion, respectively.

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

In March 2018, Sprint issued approximately $3.9 billion in aggregate principal amount of senior secured notes (the “2018 Spectrum-Backed Notes” and together with the 2016 Spectrum-Backed Notes, the “Spectrum-Backed Notes”) under the existing $7.0 billion securitization program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bears interest at 4.738% per annum, and has quarterly interest-only payments until June 2021, with additional quarterly principal payments commencing in June 2021 through March 2025. As of December 31, 2023, $525 million of the aggregate principal amount was classified as Short-term debt on our Consolidated Balance Sheets. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, and has quarterly interest-only payments until June 2023, with additional quarterly principal payments commencing in June 2023 through March 2028. As of December 31, 2023, $368 million of the aggregate principal amount was classified as Short-term debt on our Consolidated Balance Sheets. The Spectrum Portfolio, which also serves as collateral for the Spectrum-Backed Notes, remains substantially identical to the original portfolio from October 2016.

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

Index for Notes to the Consolidated Financial Statements
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

Commercial Paper

On July 25, 2023, we established an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements, and proceeds are expected to be used for general corporate purposes. As of December 31, 2023, there was no outstanding balance under this program.

Standby Letters of Credit

For the purposes of securing our obligations to provide device insurance services and for the purposes of securing our general purpose obligations, we maintain an agreement for standby letters of credit with certain financial institutions. Our outstanding standby letters of credit were $238 million and $352 million as of December 31, 2023 and 2022, respectively.

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

Index for Notes to the Consolidated Financial Statements
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

The following table summarizes the balances associated with both of the tower arrangements on our Consolidated Balance Sheets:

(in millions)	December 31, 2023	December 31, 2022
Property and equipment, net	$2,220	$2,379
Tower obligations	3,777	3,934
Other long-term liabilities	554	554

Future minimum payments related to the tower obligations are approximately $435 million for the 12-month period ending December 31, 2024, $769 million in total for both of the 12-month periods ending December 31, 2025 and 2026, $810 million in total for both of the 12-month periods ending December 31, 2027 and 2028, and $4.1 billion in total thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $241 million in our Operating lease liabilities as of December 31, 2023.

Index for Notes to the Consolidated Financial Statements
Note 10 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communications services to three primary categories of customers:

•Postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, High Speed Internet, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices, including SyncUP and IoT;
•Prepaid customers generally include customers who pay for wireless communications services in advance; and
•Wholesale customers include Machine-to-Machine and Mobile Virtual Network Operator customers that operate on our network but are managed by wholesale partners.

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Postpaid service revenues
Postpaid phone revenues	$43,449	$41,711	$39,154
Postpaid other revenues	5,243	4,208	3,408
Total postpaid service revenues	$48,692	$45,919	$42,562

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

Contract Balances

The contract asset and contract liability balances from contracts with customers as of December 31, 2023, and 2022, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2022	$534	$748
Balance as of December 31, 2023	607	812
Change	$73	$64

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

Contract asset balances increased primarily due to an increase in promotions with an extended service contract, partially offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of approximately $495 million and $356 million as of December 31, 2023, and 2022, respectively, was included in Other current assets on our Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers. Contract liabilities are primarily included in Deferred revenue on our Consolidated Balance Sheets.

Revenues for the years ended December 31, 2023, 2022 and 2021 include the following:

	Year Ended December 31,
(in millions)	2023	2022	2021
Amounts included in the beginning of year contract liability balance	$747	$760	$767

Index for Notes to the Consolidated Financial Statements
Remaining Performance Obligations

As of December 31, 2023, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.5 billion. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of December 31, 2023, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $1.9 billion, $1.6 billion and $2.7 billion for 2024, 2025, and 2026 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to eight years.

Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $2.1 billion and $1.9 billion as of December 31, 2023, and December 31, 2022, respectively, and is included in Other assets on our Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expense on our Consolidated Statements of Comprehensive Income were $1.8 billion, $1.5 billion and $1.1 billion for the years ended December 31, 2023, 2022 and 2021, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the years ended December 31, 2023, 2022 and 2021.

Note 11 – Employee Compensation and Benefit Plans

In June 2023, the stockholders of the Company approved the T-Mobile US, Inc. 2023 Incentive Award Plan (the “2023 Plan”) which replaced the 2013 Omnibus Incentive Plan and the Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan that T-Mobile assumed in connection with the closing of the Merger (collectively, with the 2023 Plan, the “Incentive Plans”). Under the 2023 Plan, we are authorized to issue up to 33 million shares of our common stock and can grant stock options, stock appreciation rights, restricted stock, RSUs and PRSUs to eligible employees, consultants, advisors and non-employee directors. As of December 31, 2023, there were approximately 33 million shares of common stock available for future grants under the 2023 Plan.

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

Stock-based compensation expense and related income tax benefits were as follows:

	As of and for the Year Ended December 31,
(in millions, except shares, per share and contractual life amounts)	2023	2022	2021
Stock-based compensation expense	$667	$596	$540
Income tax benefit related to stock-based compensation	$130	$114	$100
Weighted-average fair value per stock award granted	$143.09	$126.89	$116.11
Unrecognized compensation expense	$637	$635	$625
Weighted-average period to be recognized (years)	1.8	1.8	1.8
Fair value of stock awards vested	$889	$743	$944

Index for Notes to the Consolidated Financial Statements
Stock Awards

The following activity occurred under the Incentive Plans during the year ended December 31, 2023:

Time-Based Restricted Stock Units

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2022	8,373,059	$121.09	0.9	$1,172
Granted	5,288,829	145.73
Vested	(4,760,872)	118.99
Forfeited	(1,145,073)	138.10
Nonvested, December 31, 2023	7,755,943	136.67	0.9	1,244

Performance-Based Restricted Stock Units

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2022	1,360,783	$124.09	0.8	$191
Granted	232,094	157.61
Performance award achievement adjustments (1)	579,306	113.20
Vested	(1,384,895)	114.57
Forfeited	(14,639)	159.06
Other adjustments	(82,843)	118.00
Nonvested, December 31, 2023	689,806	145.32	1.0	111
(1)Represents PRSUs granted prior to 2023 for which the performance achievement period was completed in 2023, resulting in incremental unit awards. These PRSU awards are also included in the amount vested in 2023.

PRSUs included in the table above are shown at target. Share payout can range from 0% to 200% based on different performance outcomes. Weighted-average grant date fair value of RSU and PRSU awards assumed through acquisition is based on the fair value on the date assumed.

Payment of the underlying shares in connection with the vesting of RSU and PRSU awards generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. With respect to RSUs and PRSUs settled in shares, we have agreed to withhold shares of common stock otherwise issuable under the RSU and PRSU awards to cover certain of these tax obligations, with the net shares issued to the employee accounted for as outstanding common stock. We withheld 2,027,800, 1,900,710 and 2,511,512 shares of common stock to cover tax obligations associated with the payment of shares upon vesting of stock awards and remitted cash of $297 million, $243 million and $316 million to the appropriate tax authorities for the years ended December 31, 2023, 2022 and 2021, respectively.

Employee Stock Purchase Plan

Our ESPP allows eligible employees to contribute up to 15% of their eligible earnings toward the semi-annual purchase of our shares of common stock at a discounted price, subject to an annual maximum dollar amount. Employees can purchase stock at a 15% discount applied to the closing stock price on the first or last day of the six-month offering period, whichever price is lower. The number of shares issued under our ESPP was 1,771,475, 2,079,086 and 2,189,542 for the years ended December 31, 2023, 2022 and 2021, respectively. In June 2023, the stockholders of the Company approved an amendment to our ESPP plan, increasing the share reserve to 14,000,000. As of December 31, 2023, the number of securities remaining available for future sale and issuance under the ESPP was 13,291,951.

Pension and Other Postretirement Benefits Plans

The objective for the investment portfolio of the Pension Plan is to achieve a long-term nominal rate of return, net of fees, that exceeds the Pension Plan's long-term expected rate of return on investments for funding purposes. To meet this objective, our investment strategy is governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset

Index for Notes to the Consolidated Financial Statements
class as follows: 48% to equities; 35% to fixed income investments; and 17% to real estate, infrastructure and private assets. Actual allocations are allowed to deviate from target allocation percentages within a range for each asset class as defined in the investment policy. The long-term expected rate of return on plan assets was 7% and 5% for the years ended December 31, 2023 and 2022, respectively, while the actual rate of return on plan assets was 11% and (14)% for the years ended December 31, 2023 and 2022, respectively. The long-term expected rate of return on investments for funding purposes is 7% for the year ended December 31, 2024.

The components of net benefit recognized for the Pension Plan were as follows:

	Year Ended December 31,
(in millions)	2023	2022
Interest on projected benefit obligations	$86	$65
Amortization of actuarial gain	(59)	—
Expected return on pension plan assets	(97)	(71)
Net pension benefit	$(70)	$(6)

The net benefit associated with the Pension Plan is included in Other income (expense), net on our Consolidated Statements of Comprehensive Income.

Investments of the Pension Plan are measured at fair value on a recurring basis, which is determined using quoted market prices or estimated fair values. As of both December 31, 2023 and 2022, 17% of the investment portfolio was valued at quoted prices in active markets for identical assets, 79% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs, and 4% was valued using unobservable inputs that are supported by little or no market activity, the majority of which used the net asset value per share (or its equivalent) as a practical expedient to measure the fair value.

The fair values of our Pension Plan assets and certain other postretirement benefit plan assets in aggregate were $1.3 billion and $1.2 billion as of December 31, 2023 and 2022, respectively. Certain investments, as a practical expedient, are reported at estimated fair value, utilizing net asset values of $10 million as of December 31, 2023, which are part of our Plan assets. Our accumulated benefit obligations in aggregate were $1.6 billion as of both December 31, 2023 and 2022. As a result, the plans were underfunded by approximately $350 million and $342 million as of December 31, 2023 and 2022, respectively, and were recorded in Other long-term liabilities on our Consolidated Balance Sheets. In determining our pension obligation for the years ended December 31, 2023, and 2022, we used a weighted-average discount rate of 5% and 6%, respectively.

During the years ended December 31, 2023 and 2022, we made contributions of $32 million and $37 million, respectively, to the benefit plans. We expect to make contributions to the Plan of $52 million through the year ending December 31, 2024.

Future benefits expected to be paid are approximately $104 million for the 12-month period ending December 31, 2024, $215 million in total for both of the 12-month periods ending December 31, 2025 and 2026, $223 million in total for both of the 12-month periods ending December 31, 2027 and 2028, and $571 million in total thereafter.

Employee Retirement Savings Plan

We sponsor retirement savings plans for the majority of our employees under Section 401(k) of the Internal Revenue Code and similar plans. The plans allow employees to contribute a portion of their pre-tax and post-tax income in accordance with specified guidelines. The plans provide that we match a percentage of employee contributions up to certain limits. Employer matching contributions were $171 million, $175 million and $190 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 12 – Income Taxes

Our sources of Income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
U.S. income	$10,943	$3,116	$3,401
Foreign income (loss)	56	30	(50)
Income before income taxes	$10,999	$3,146	$3,351

Index for Notes to the Consolidated Financial Statements
Income tax expense is summarized as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Current tax (expense) benefit
Federal	$(42)	$22	$(22)
State	(28)	(64)	(89)
Foreign	(12)	(22)	(19)
Total current tax expense	(82)	(64)	(130)
Deferred tax (expense) benefit
Federal	(2,150)	(628)	(541)
State	(417)	77	327
Foreign	(33)	59	17
Total deferred tax expense	(2,600)	(492)	(197)
Total income tax expense	$(2,682)	$(556)	$(327)

The reconciliation between the U.S. federal statutory income tax rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.2	4.5	4.5
Effect of law and rate changes	(0.1)	(5.3)	(1.7)
Change in valuation allowance	(0.2)	(0.8)	(10.7)
Foreign taxes	0.4	0.7	0.1
Permanent differences	(0.1)	(0.2)	0.3
Federal tax credits	(0.8)	(2.4)	(2.5)
Equity-based compensation	(0.4)	(1.2)	(2.6)
Non-deductible compensation	0.5	1.2	1.5
Other, net	(0.1)	0.2	(0.1)
Effective income tax rate	24.4%	17.7%	9.8%

Significant components of deferred income tax assets and liabilities, tax effected, are as follows:

(in millions)	December 31, 2023	December 31, 2022
Deferred tax assets
Loss carryforwards	$6,227	$6,641
Lease liabilities	8,355	8,837
Reserves and accruals	1,177	1,526
Federal and state tax credits	426	373
Other	4,033	4,349
Deferred tax assets, gross	20,218	21,726
Valuation allowance	(306)	(375)
Deferred tax assets, net	19,912	21,351
Deferred tax liabilities
Spectrum licenses	19,006	18,341
Property and equipment	6,142	5,147
Lease right-of-use assets	7,043	7,461
Other intangible assets	350	519
Other	829	767
Total deferred tax liabilities	33,370	32,235
Net deferred tax liabilities	$13,458	$10,884

Classified on the consolidated balance sheets as:
Deferred tax liabilities	$13,458	$10,884

Index for Notes to the Consolidated Financial Statements
As of December 31, 2023, we have tax effected federal net operating loss (“NOL”) carryforwards of $5.0 billion, state NOL carryforwards of $1.8 billion and foreign NOL carryforwards of $22 million, expiring through 2043. Federal and certain state NOLs of $4.9 billion generated in and after 2018 do not expire. As of December 31, 2023, our tax effected federal and state NOL carryforwards for financial reporting purposes were approximately $199 million and $636 million, respectively, less than our NOL carryforwards for federal and state income tax purposes, due to unrecognized tax benefits of the same amount. There were no differences in our foreign NOL carryforwards for financial reporting purposes and our NOL carryforwards for foreign income tax purposes as of December 31, 2023. The unrecognized tax benefit amounts exclude offsetting tax effects of $168 million in other jurisdictions.

As of December 31, 2023, we have research and development, corporate alternative minimum tax, foreign tax and other general business credit carryforwards with a combined value of $803 million for federal income tax purposes, an immaterial amount of which begins to expire in 2031.

As of December 31, 2023, 2022 and 2021, our valuation allowance was $306 million, $375 million and $435 million, respectively. The change from December 31, 2022 to December 31, 2023 primarily related to a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions resulting from expiration of the related state tax attributes. The change from December 31, 2021 to December 31, 2022 primarily related to a reduction in the valuation allowance against deferred tax assets in certain foreign jurisdictions resulting from legal entity reorganizations.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are currently under examination by the IRS and various states. Management does not believe the resolution of any of the audits will result in a material change to our financial condition, results of operations or cash flows. The IRS has concluded its audits of our federal tax returns through the 2009 tax year; however, NOL and other carryforwards for certain audited periods remain open for examination. U.S. federal, state and foreign examination for years prior to 2004 are generally closed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Unrecognized tax benefits, beginning of year	$1,254	$1,217	$1,159
Gross increases to tax positions in prior periods	19	31	73
Gross decreases to tax positions in prior periods	(39)	(65)	(123)
Gross increases to current period tax positions	256	77	72
Gross increases due to current period business acquisitions	—	—	36
Gross decreases due to settlements with taxing authorities	—	(3)	—
Gross decreases due to statute of limitations lapse	(13)	(3)	—
Unrecognized tax benefits, end of year	$1,477	$1,254	$1,217

As of December 31, 2023, 2022 and 2021, we had $1.3 billion, $962 million and $932 million, respectively, in unrecognized tax benefits that, if recognized, would affect our annual effective tax rate. Penalties and interest on income tax assessments are included in Selling, general and administrative and Interest expense, respectively, on our Consolidated Statements of Comprehensive Income. The accrued interest and penalties associated with unrecognized tax benefits are insignificant. It is possible that the amount of unrecognized tax benefits related to our uncertain tax positions may change within the next 12 months.

Note 13 – Stockholder Return Programs

2022 Stock Repurchase Program

On September 8, 2022, our Board of Directors authorized our 2022 Stock Repurchase Program for up to $14.0 billion of our common stock through September 30, 2023. During the nine months ended September 30, 2023, we repurchased 77,460,937 shares of our common stock at an average price per share of $141.57 for a total purchase price of $11.0 billion under the 2022 Stock Repurchase Program. All shares purchased during the nine months ended September 30, 2023, were purchased at market price.

2023-2024 Stockholder Return Program

On September 6, 2023, our Board of Directors authorized our 2023-2024 Stockholder Return Program of up to $19.0 billion that will run from October 1, 2023, through December 31, 2024. The 2023-2024 Stockholder Return Program consists of

Index for Notes to the Consolidated Financial Statements
additional repurchases of shares of our common stock and the payment of cash dividends. The amount available under the 2023-2024 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared by us.

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

On September 25, 2023, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding common stock, which was paid on December 15, 2023, to stockholders of record as of the close of business on December 1, 2023. During the year ended December 31, 2023, we paid an aggregate of $747 million in cash dividends to our stockholders, which was presented within Net cash provided by (used in) financing activities on our Consolidated Statements of Cash Flows, of which $393 million was paid to DT.

During the year ended December 31, 2023, we repurchased 15,464,107 shares of our common stock at an average price per share of $144.95 for a total purchase price of $2.2 billion under the 2023-2024 Stockholder Return Program, all of which were repurchased during the three months ended December 31, 2023. All shares repurchased during the three months ended December 31, 2023, were purchased at market price. As of December 31, 2023, we had up to $16.0 billion remaining under the 2023-2024 Stockholder Return Program.

Subsequent to December 31, 2023, on January 24, 2024, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding common stock, which is payable on March 14, 2024, to stockholders of record as of the close of business on March 1, 2024.

Subsequent to December 31, 2023, from January 1, 2024, through January 31, 2024, we repurchased 9,024,185 shares of our common stock at an average price per share of $162.98 for a total purchase price of $1.5 billion. As of January 31, 2024, we had up to $14.5 billion remaining under the 2023-2024 Stockholder Return Program, less the amount to be paid pursuant to the dividends declared in the first quarter of 2024.

Note 14 – Wireline

Sale of the Wireline Business

On September 6, 2022, two of our wholly owned subsidiaries, Sprint Communications and Sprint LLC, and Cogent Infrastructure, Inc., entered into the Wireline Sale Agreement, pursuant to which the Buyer agreed to acquire the Wireline Business. The Wireline Sale Agreement provided that, upon the terms and conditions set forth therein, the Buyer agreed to purchase all of the issued and outstanding membership interests (the “Purchased Interests”) of a Delaware limited liability company that holds certain assets and liabilities relating to the Wireline Business.

On May 1, 2023, pursuant to the Wireline Sale Agreement, upon the terms and subject to the conditions thereof, we completed the Wireline Transaction. Under the terms of the Wireline Sale Agreement, the parties agreed to a $1 purchase price in consideration for the Purchased Interests, subject to customary adjustments, as well as payments to the Buyer pursuant to an IP transit services agreement totaling $700 million, consisting of (i) $350 million in equal monthly installments during the first year after the Closing and (ii) $350 million in equal monthly installments over the subsequent 42 months. The Buyer paid the Company $61 million at Closing. The Closing of the Wireline Transaction did not have a significant impact on the (Gain) loss on disposal group held for sale on our Consolidated Statements of Comprehensive Income.

The present value of the $700 million liability for fees payable for IP transit services was recognized and treated as part of the consideration exchanged with the Buyer to complete the disposal transaction, as there is a remote likelihood we will use any more than a de minimis amount of the services under the IP transit services agreement. Therefore, we concluded the cash payment obligations under the IP transit services agreement were part of the consideration paid to the Buyer to facilitate the sale of the Wireline Business, and therefore, included in measuring the fair value less costs to sell of the Wireline Business disposal

Index for Notes to the Consolidated Financial Statements
group. As of December 31, 2023, $183 million and $255 million of this liability, including accrued interest, is presented within Other current liabilities and Other long-term liabilities, respectively, on our Consolidated Balance Sheets in accordance with the expected timing of the related payments.

We recognized a pre-tax gain of $25 million during the year ended December 31, 2023, and a pre-tax loss of $1.1 billion during the year ended December 31, 2022, which are included within (Gain) loss on disposal group held for sale on our Consolidated Statements of Comprehensive Income.

We do not consider the sale of the Wireline Business to be a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore it does not qualify for reporting as a discontinued operation.

Other Wireline Asset Sales

Separate from the Wireline Transaction, we recognized a gain on disposal of $121 million during the year ended December 31, 2022, all of which relates to the sale of certain IP addresses held by the Wireline Business to other third parties during the three months ended September 30, 2022. The gain on disposal is included as a reduction to Selling, general and administrative expense on our Consolidated Statements of Comprehensive Income.

Wireline Impairment

Prior to the closing of the Wireline Transaction, we provided wireline communication services to domestic and international customers via the legacy Sprint Wireline U.S. long-haul fiber network (including non-U.S. extensions thereof). The legacy Sprint Wireline network was primarily comprised of owned property and equipment, including land, buildings, communication systems and data processing equipment, fiber optic cable and operating lease right-of-use assets. Previously, the operation of the legacy Sprint CDMA and LTE wireless networks was supported by the legacy Sprint Wireline network. During the second quarter of 2022, we retired the legacy Sprint CDMA network and began the orderly shut-down of the LTE network.

We assess long-lived assets for impairment when events or circumstances indicate that they might be impaired. During the second quarter of 2022, we determined that the retirement of the legacy Sprint CDMA and LTE wireless networks triggered the need to assess the Wireline long-lived assets for impairment, as these assets no longer supported our wireless network and the associated customers and cash flows in a significant manner. In evaluating whether the Wireline long-lived assets were impaired, we estimated the fair value of these assets using a combination of the cost, income and market approaches, including market participant assumptions. The fair value measurement of the Wireline assets was estimated using significant inputs not observable in the market (Level 3).

The results of this assessment indicated that certain Wireline long-lived assets were impaired, and as a result, we recorded non-cash impairment expense of $477 million during the year ended December 31, 2022, all of which relates to the impairment recognized during the three months ended June 30, 2022, of which $258 million is related to Wireline Property and equipment, $212 million is related to Operating lease right-of-use assets and $7 million is related to Other intangible assets. In measuring and allocating the impairment expense to individual Wireline long-lived assets, we did not impair the long-lived assets below their individual fair values. The expense is included within Impairment Expense on our Consolidated Statements of Comprehensive Income. There was no impairment expense recognized for the year ended December 31, 2023.

Index for Notes to the Consolidated Financial Statements
Note 15 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Year Ended December 31,
(in millions, except shares and per share amounts)	2023	2022	2021
Net income	$8,317	$2,590	$3,024

Weighted-average shares outstanding – basic	1,185,121,562	1,249,763,934	1,247,154,988
Effect of dilutive securities:
Outstanding stock options, unvested stock awards and SoftBank contingent consideration (2)	15,164,702	5,612,835	7,614,938
Weighted-average shares outstanding – diluted	1,200,286,264	1,255,376,769	1,254,769,926

Earnings per share – basic	$7.02	$2.07	$2.42
Earnings per share – diluted	$6.93	$2.06	$2.41

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	148,537	16,616	139,619
SoftBank contingent consideration (1)	—	48,751,557	48,751,557
(1)     Represents the weighted-average number of shares (“SoftBank Specified Shares”) that were contingently issuable from the Merger date of April 1, 2020, pursuant to a letter agreement dated February 20, 2020, between T-Mobile, SoftBank and DT (the “ Letter Agreement”).
(2)     During 2023, the SoftBank Specified Shares were issued and included in our calculations of basic and diluted weighted-average shares outstanding as further described below.

As of December 31, 2023, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of December 31, 2023 and 2022. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

The SoftBank Specified Shares of 48,751,557 shares of T-Mobile common stock was determined to be contingent consideration for the Merger and was not dilutive until the defined volume-weighted average price per share was reached.

The issuance of the SoftBank Specified Shares was contingent on the trailing 45-trading day volume-weighted average (“VWAP”) per share of T-Mobile common stock on the NASDAQ Global Select Market being equal to or greater than $150.00 (the “Threshold Price”), at any time during the period commencing on April 1, 2022, and ending on December 31, 2025 (the “Measurement Period”). In accordance with the terms of the Letter Agreement, the Threshold Price was subject to downward adjustment by the per share amount of any cash dividends or other cash distributions declared or paid on our common stock during the Measurement Period.

As of the close of trading on December 22, 2023, the 45-trading day VWAP exceeded $149.35, the then-current Threshold Price, and the Company delivered the SoftBank Specified Shares to SoftBank in accordance with the Letter Agreement on December 28, 2023, by reissuing Company treasury shares. Upon reissuance of treasury shares, the Company recorded a reclassification from Treasury shares to Additional paid-in capital of $6.9 billion calculated based on the cost of treasury shares reissued.

The SoftBank Specified Shares issued are included in the calculation of basic and diluted weighted-average shares outstanding from the date the contingency associated with the issuance of the SoftBank Specified Shares was resolved and the beginning of the Company’s fourth quarter of 2023, respectively.

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

Index for Notes to the Consolidated Financial Statements
The components of lease expense were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Operating lease expense	$4,987	$6,514	$5,921
Financing lease expense:
Amortization of right-of-use assets	684	733	738
Interest on lease liabilities	79	68	69
Total financing lease expense	763	801	807
Variable lease expense	411	484	429
Total lease expense	$6,161	$7,799	$7,157

Information relating to the lease term and discount rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted-Average Remaining Lease Term (Years)
Operating leases	9	10	9
Financing leases	2	2	3
Weighted-Average Discount Rate
Operating leases	4.3%	4.1%	3.6%
Financing leases	4.6%	3.2%	2.5%

Maturities of lease liabilities as of December 31, 2023, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending December 31,
2024	$4,829	$1,324
2025	4,380	836
2026	4,048	392
2027	3,733	35
2028	3,410	14
Thereafter	18,634	3
Total lease payments	39,034	2,604
Less: imputed interest	7,239	108
Total	$31,795	$2,496

Interest payments for financing leases were $79 million, $68 million and $69 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, we have additional operating leases for commercial properties that have not yet commenced with future lease payments of approximately $70 million.

As of December 31, 2023, we were contingently liable for future ground lease payments related to certain tower obligations. These contingent obligations are not included in the above table as the amounts owed are contractually owed by CCI based on the subleasing arrangement. See Note 9 – Tower Obligations for further information.

Lessor

The components of leased wireless devices under our Leasing Programs were as follows:

(in millions)	Average Remaining Useful Life	December 31, 2023	December 31, 2022
Leased wireless devices, gross	8 months	$400	$1,415
Accumulated depreciation		(285)	(1,146)
Leased wireless devices, net		$115	$269

Index for Notes to the Consolidated Financial Statements
Future minimum payments expected to be received over the lease term related to leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Expected Payments
Twelve Months Ending December 31,
2024	$50
2025	6
Total	$56

Wireline Impairment

During the second quarter of 2022, we determined that the retirement of the legacy Sprint CDMA and LTE wireless networks triggered the need to separately assess the Wireline long-lived asset group for impairment and the results of this assessment indicated that certain Wireline Operating lease right-of-use assets were impaired. See Note 14 - Wireline for further information.

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

Our purchase commitments are approximately $4.5 billion for the 12-month period ending December 31, 2024, $5.0 billion in total for both of the 12-month periods ending December 31, 2025 and 2026, $2.6 billion in total for both of the 12-month periods ending December 31, 2027 and 2028, and $2.3 billion in total thereafter. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

On March 9, 2023, we entered into the Merger and Purchase Agreement for the acquisition of 100% of the outstanding equity of Ka’ena, for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock. Our estimate of the upfront payment is subject to Ka’ena’s underlying business performance and the timing of transaction close, and has been updated to $1.2 billion, before working capital and other adjustments. The agreement remains subject to regulatory approval, and the estimated purchase price is excluded from our reported purchase commitments above. See Note 2 – Business Combinations for additional details.

Spectrum

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

Our spectrum lease and service credit commitments, including renewal periods, are approximately $303 million for the 12-month period ending December 31, 2024, $612 million in total for both of the 12-month periods ending December 31, 2025 and 2026, $682 million in total for both of the 12-month periods ending December 31, 2027 and 2028, and $4.3 billion in total thereafter.

On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion. The licenses are currently being utilized by us through exclusive leasing arrangements with the Sellers. On March 30, 2023, we and the Sellers entered into Amended and Restated License Purchase Agreements pursuant to which we and the Sellers agreed to separate the transaction into two tranches of licenses, with the closings on the acquisitions of certain licenses in Chicago, Dallas and New Orleans being deferred in order to potentially expedite the regulatory approval process for the remainder of the licenses. Subsequently, on August 25, 2023, we and the Sellers entered into Amendments No. 1 to the Amended and Restated License Purchase Agreements, which deferred the closings of certain additional licenses in Chicago and Dallas into the second closing

Index for Notes to the Consolidated Financial Statements
tranche. Together, the licenses with closings deferred into the second closing tranche represent approximately $1.1 billion of the aggregate $3.5 billion cash consideration. The FCC approved the purchase of the first tranche, totaling $2.4 billion, on December 29, 2023, and we expect the closing of the first tranche to occur in the second quarter of 2024. The closing of the second tranche remains subject to regulatory approval. The agreement is excluded from our reported purchase commitments above. See Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets for additional details.

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

Merger Commitments

In connection with the regulatory proceedings and approvals of the Merger pursuant to the Business Combination Agreement with Sprint and the other parties named therein (as amended, the “Business Combination Agreement”) and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”), we have commitments and other obligations to various state and federal agencies and certain nongovernmental organizations, including pursuant to the Consent Decree agreed to by us, DT, Sprint, SoftBank and DISH and entered by the U.S. District Court for the District of Columbia, and the FCC’s memorandum opinion and order approving our applications for approval of the Merger. These commitments and obligations include, among other things, extensive 5G network build-out commitments, obligations to deliver high-speed wireless services to the vast majority of Americans, including Americans residing in rural areas, and the marketing of an in-home broadband product where spectrum capacity is available. Other commitments relate to national security, pricing, service, employment and support of diversity initiatives. Many of the commitments specify time frames for compliance and reporting. Failure to fulfill our obligations and commitments in a timely manner could result in substantial fines, penalties, or other legal and administrative actions.

Contingencies and Litigation

Litigation and Regulatory Matters

We are involved in various lawsuits and disputes, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation and Regulatory Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce FCC or other government agency rules and regulations. Those Litigation and Regulatory Matters are at various stages, and some of them may proceed to trial, arbitration, hearing, or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate. The accruals are reflected on our consolidated financial statements, but they are not considered to be, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including, but not limited to, uncertainty concerning legal theories and their resolution by courts or regulators, uncertain damage theories and demands, and a less than fully developed factual record. For Litigation and Regulatory Matters that may result in a contingent gain, we recognize such gains on our consolidated financial statements when the gain is realized or realizable. We recognize legal costs expected to be incurred in connection with Litigation and Regulatory Matters as they are incurred. Except as otherwise specified below, we do not expect that the ultimate resolution of these Litigation and Regulatory Matters, individually or in the aggregate, will have a material adverse effect on our financial position, but we note that an unfavorable outcome of some or all of the specific matters identified below or other matters that we are or may become involved in could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. In the first quarter of 2020, we recorded an accrual for an estimated payment amount. We maintained the accrual as of December 31, 2023, and that accrual was included in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

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

As a result of the August 2021 cyberattack, we have become subject to numerous lawsuits, including mass arbitration claims and multiple class action lawsuits that have been filed in numerous jurisdictions seeking, among other things, unspecified monetary damages, costs and attorneys’ fees arising out of the August 2021 cyberattack. In December 2021, the Judicial Panel on Multidistrict Litigation consolidated the federal class action lawsuits in the U.S. District Court for the Western District of Missouri under the caption In re: T-Mobile Customer Data Security Breach Litigation, Case No. 21-md-3019-BCW. On July 22, 2022, we entered into an agreement to settle the lawsuit. On June 29, 2023, the Court issued an order granting final approval of the settlement, which is subject to potential appeals. Under the terms of the settlement, we would pay an aggregate of $350 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. We also committed to an aggregate incremental spend of $150 million for data security and related technology in 2022 and 2023. We previously paid $35 million for claims administration purposes. On July 31, 2023, a class member filed an appeal to the final approval order challenging the Court’s award of attorneys’ fees to class counsel. We expect the remaining portion of the $350 million settlement payment to fund claims to be made once that appeal is resolved. We anticipate that, upon exhaustion of any appeals, the settlement will provide a full release of all claims arising out of the August 2021 cyberattack by class members who do not opt out, against all defendants, including us, our subsidiaries and affiliates, and our directors and officers. The settlement contains no admission of liability, wrongdoing or responsibility by any of the defendants. We have the right to terminate the settlement agreement under certain conditions.

We anticipate that this settlement of the class action, along with other settlements of separate consumer claims that have been previously completed or are currently pending, will resolve substantially all of the claims brought to date by our current, former and prospective customers who were impacted by the 2021 cyberattack. In connection with the proposed class action settlement and the separate settlements, we recorded a total pre-tax charge of approximately $400 million in the second quarter of 2022. During the years ended December 31, 2023 and 2022, we recognized $50 million and $100 million, respectively, in reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack, which is included as a reduction to Selling, general and administrative expense on our Consolidated Statements of Comprehensive Income. The ultimate resolution of the class action depends on the number of plaintiffs who opt-out of the proposed settlement and whether the proposed settlement will be appealed.

Index for Notes to the Consolidated Financial Statements
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

On June 17, 2022, plaintiffs filed a putative antitrust class action complaint in the Northern District of Illinois, Dale et al. v. Deutsche Telekom AG, et al., Case No. 1:22-cv-03189, against DT, T-Mobile, and SoftBank, alleging that the Merger violated the antitrust laws and harmed competition in the U.S. retail cell service market. Plaintiffs seek injunctive relief and trebled monetary damages on behalf of a purported class of AT&T and Verizon customers who plaintiffs allege paid artificially inflated prices due to the Merger. We are vigorously defending this lawsuit, but we are unable to predict the potential outcome.

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

Note 18 – Restructuring Costs

Merger Restructuring Initiatives

Upon close of the Merger in April 2020, we began implementing restructuring initiatives to realize cost efficiencies and reduce redundancies. The major activities associated with the Merger restructuring initiatives included contract termination costs associated with the rationalization of retail stores, distribution channels, duplicative network and backhaul services and other agreements, severance costs associated with the integration of redundant processes and functions and the decommissioning of certain small cell sites and distributed antenna systems to achieve Merger synergies in network costs.

Index for Notes to the Consolidated Financial Statements
The following table summarizes the expenses incurred in connection with our Merger restructuring initiatives:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2022	Year Ended December 31, 2023	Incurred to Date
Contract termination costs	$14	$231	$45	$468
Severance costs	17	169	3	574
Network decommissioning	184	796	289	1,766
Total restructuring plan expenses	$215	$1,196	$337	$2,808

The expenses associated with our Merger restructuring initiatives are included in Cost of services and Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

Our Merger restructuring initiatives also included the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with terminated leases and leases for which we have recognized accelerated lease expense were $390 million, $1.7 billion and $873 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in Costs of services and Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our Merger restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2022	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	December 31, 2023
Contract termination costs	$190	$45	$(217)	$—	$18
Severance costs	—	3	(6)	3	—
Network decommissioning	280	289	(449)	(26)	94
Total	$470	$337	$(672)	$(23)	$112
(1)    Non-cash items primarily consist of the write-off of assets within Network decommissioning.

The liabilities accrued in connection with our Merger restructuring initiatives are presented in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

We expect to incur all of the remaining restructuring and integration costs associated with the Merger by the first half of 2024, with the cash expenditure for the Merger-related costs extending beyond 2024. Cash payments extending beyond 2024 primarily relate to operating and financing leases for which we have recognized accelerated lease expense. See Note 16 – Leases for more details on the expected amount and timing of our lease payments.

2023 Workforce Reduction

In August 2023, we implemented an initiative to reduce the size of our workforce by approximately 5,000 positions, just under 7% of our total employee base, primarily in corporate and back-office functions, and some technology roles. We recorded a pre-tax charge of $462 million during the year ended December 31, 2023, related to the workforce reduction, which is included in Cost of services and Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our workforce reduction initiative, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2022	Expenses Incurred	Cash Payments	Other (1)	December 31, 2023
Severance costs	$—	$462	$(281)	$14	$195
(1)    Other primarily consists of previously expensed vacation accruals expected to be paid out as a component of severance.

The liabilities accrued in connection with our workforce reduction activities are presented in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

Substantially all costs associated with our workforce reduction activities were recorded during the year ended December 31, 2023, with substantially all related cash outflows extending through mid-2024.

Index for Notes to the Consolidated Financial Statements
Note 19 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities, excluding amounts classified as held for sale, are summarized as follows:

(in millions)	December 31, 2023	December 31, 2022
Accounts payable	$5,573	$7,213
Payroll and related benefits	1,142	1,236
Property and other taxes, including payroll	1,704	1,657
Accrued interest	818	731
Commissions and contract termination costs	317	523
Toll and interconnect	161	227
Other	658	688
Accounts payable and accrued liabilities	$10,373	$12,275

Book overdrafts included in accounts payable were $740 million and $720 million as of December 31, 2023, and 2022, respectively.

Related Party Transactions

We have related party transactions associated with DT, SoftBank or their respective affiliates in the ordinary course of business, including intercompany servicing and licensing.

The following table summarizes the impact of significant transactions with DT or its affiliates included in Operating expenses in the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(in millions)	2023	2022	2021
Fees incurred for use of the T-Mobile brand	$80	$80	$80
International long distance agreement	20	25	37

We have an agreement with DT for the reimbursement of certain administrative expenses, which were $4 million for the years ended December 31, 2023, and 2022 and $5 million for the year ended December 31, 2021.

During the year ended December 31, 2023, we paid an aggregate of $747 million in cash dividends to our stockholders, of which $393 million was paid to DT. See Note 13 - Stockholder Return Programs for further information.

Supplemental Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Year Ended December 31,
(in millions)	2023	2022	2021
Interest payments, net of amounts capitalized	$3,546	$3,485	$3,723
Operating lease payments	5,062	4,205	6,248
Income tax payments	149	76	167
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	$3,990	$4,192	$4,237
Change in accounts payable and accrued liabilities for purchases of property and equipment	(860)	133	366
Leased devices transferred from inventory to property and equipment	129	336	1,198
Returned leased devices transferred from property and equipment to inventory	(114)	(396)	(1,437)
Increase in Tower obligations from contract modification	—	1,158	—
Operating lease right-of-use assets obtained in exchange for lease obligations	2,141	7,462	3,773
Financing lease right-of-use assets obtained in exchange for lease obligations	1,224	1,256	1,261

Index for Notes to the Consolidated Financial Statements
Cash and cash equivalents, including restricted cash and cash held for sale

Cash and cash equivalents, including restricted cash and cash held for sale, presented on our Consolidated Statements of Cash Flows were included on our Consolidated Balance Sheets as follows:

(in millions)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$5,135	$4,507
Cash and cash equivalents held for sale (included in Other current assets)	—	27
Restricted cash (included in Other current assets)	101	73
Restricted cash (included in Other assets)	71	67
Cash and cash equivalents, including restricted cash and cash held for sale	$5,307	$4,674

Note 20 – Subsequent Events

Subsequent to December 31, 2023, on January 12, 2024, we issued $1.0 billion of 4.850% Senior Notes due 2029, $1.3 billion of 5.150% Senior Notes due 2034 and $750 million of 5.500% Senior Notes due 2055. See Note 8 - Debt for additional information.

Subsequent to December 31, 2023, on January 24, 2024, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding common stock, which is payable on March 14, 2024, to stockholders of record as of the close of business on March 1, 2024. See Note 13 - Stockholder Return Programs for additional information regarding the 2023-2024 Stockholder Return Program.

Subsequent to December 31, 2023, from January 1, 2024, through January 31, 2024, we repurchased 9,024,185 shares of our common stock at an average price per share of $162.98 for a total purchase price of $1.5 billion. See Note 13 - Stockholder Return Programs for additional information regarding the 2023-2024 Stockholder Return Program.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

Item 9B. Other Information

On November 16, 2023, G. Michael Sievert, President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 160,000 shares of T-Mobile US, Inc. common stock between February 27, 2024, and November 12, 2024, subject to certain conditions. The duration of this trading plan is 362 days.

On November 21, 2023, Peter Osvaldik, Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 20,000 shares of T-Mobile US, Inc. common stock between February 20, 2024, and November 15, 2024, subject to certain conditions. The duration of this trading plan is 360 days.

On November 16, 2023, Callie Field, President, Business Group, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell all of her T-Mobile US, Inc. common stock to be acquired on March 4, 2024, upon the vesting of certain time-based restricted stock unit awards and performance-based restricted stock unit awards (“PRSUs”), up to a total of 26,407 shares assuming PRSUs will vest at maximum value, subject to certain conditions. The duration of this trading plan is 134 days.

On November 9, 2023, Michael Katz, President, Marketing, Strategy and Products, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 23,748 shares of T-Mobile US, Inc. common stock between February 15, 2024, and December 31, 2024, subject to certain conditions. The duration of this trading plan is 418 days.

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

3. Exhibits

See the Index to Exhibits immediately following “Item 16. Form 10-K Summary” of this Form 10-K.

Item 16. Form 10–K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
2.1	Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V. and SoftBank Group Corp.	8-K	4/30/2018	2.1
2.2	Amendment No. 1, dated as of July 26, 2019, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	7/26/2019	2.2
2.3	Amendment No. 2, dated as of February 20, 2020, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	2/20/2020	2.1
2.4*	Membership Interest Purchase Agreement, dated as of September 6, 2022, by and among Sprint LLC, Sprint Communications LLC, and Cogent Infrastructure, Inc.	8-K	9/7/2022	2.1
3.1	Fifth Amended and Restated Certificate of Incorporation of T-Mobile US, Inc.	8-K	4/1/2020	3.1
3.2	Seventh Amended and Restated Bylaws of T-Mobile US, Inc.	8-K	4/1/2020	3.2
4.1	Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.1
4.2	Eleventh Supplemental Indenture, dated as of May 1, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.12
4.3	Sixteenth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2014	4.3
4.4	Nineteenth Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/27/2015	4.3
4.5	Twenty-Fifth Supplemental Indenture, dated as of March 16, 2017, by and among T-Mobile USA, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.375% Senior Note due 2027.	8-K	3/16/2017	4.3
4.6	Thirty-Third Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028.	8-K	1/25/2018	4.2
4.7	Thirty-Fourth Supplemental Indenture, dated as of April 26, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	5/1/2018	4.5
4.8	Thirty-Sixth Supplemental Indenture, dated as of April 30, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028-1.	8-K	5/4/2018	4.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.9	Thirty-Seventh Supplemental Indenture, dated as of May 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	8-K	5/21/2018	4.1
4.10	Thirty-Eighth Supplemental Indenture, dated as of December 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	8-K	12/21/2018	4.1
4.11	Fortieth Supplemental Indenture, dated as of September 27, 2019, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2019	4.1
4.12	Forty-First Supplemental Indenture, dated as of April 1, 2020, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q/A	8/10/2020	4.12
4.13	Forty-Third Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.250% Senior Note due 2026.	8-K	1/14/2021	4.2
4.14	Forty-Fourth Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.625% Senior Note due 2029.	8-K	1/14/2021	4.3
4.15	Forty-Fifth Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.875% Senior Note due 2031.	8-K	1/14/2021	4.4
4.16	Forty-Sixth Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.625% Senior Note due 2026.	8-K	3/23/2021	4.2
4.17	Forty-Seventh Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.375% Senior Note due 2029.	8-K	3/23/2021	4.3
4.18	Forty-Eighth Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.500% Senior Note due 2031.	8-K	3/23/2021	4.4
4.19	Forty-Ninth Supplemental Indenture, dated as of March 30, 2021, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/3/2021	4.3
4.20	Indenture, dated as of April 9, 2020 by and among T-Mobile USA, Inc., T-Mobile US, Inc. and Deutsche Bank Trust Company Americas, as trustee.	8-K	4/13/2020	4.1
4.21	First Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.500% Senior Secured Note due 2025.	8-K	4/13/2020	4.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.22	Second Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.750% Senior Secured Note due 2027.	8-K	4/13/2020	4.3
4.23	Third Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.875% Senior Secured Note due 2030.	8-K	4/13/2020	4.4
4.24	Fourth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.375% Senior Secured Note due 2040.	8-K	4/13/2020	4.5
4.25	Fifth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.500% Senior Secured Note due 2050.	8-K	4/13/2020	4.6
4.26	Seventh Supplemental Indenture, dated as of June 24, 2020 by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 1.500% Senior Secured Note due 2026.	8-K	6/26/2020	4.2
4.27	Eighth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.050% Senior Secured Note due 2028.	8-K	6/26/2020	4.3
4.28	Ninth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.550% Senior Secured Note due 2031.	8-K	6/26/2020	4.4
4.29	Tenth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/6/2020	4.4
4.30	Eleventh Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/6/2020	4.5
4.31	Twelfth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.000% Senior Secured Note due 2041.	8-K	10/6/2020	4.6
4.32	Thirteenth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.300% Senior Secured Note due 2051.	8-K	10/6/2020	4.7
4.33	Fourteenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.250% Senior Secured Note due 2031.	8-K	10/28/2020	4.4

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.34	Fifteenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/28/2020	4.5
4.35	Sixteenth Supplemental Indenture, dated as of October 28, 2020, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/28/2020	4.6
4.36	Seventeenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.600% Senior Secured Note due 2060.	8-K	10/28/2020	4.7
4.37	Eighteenth Supplemental Indenture, dated as of March 30, 2021, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	S-4	3/30/2021	4.19
4.38	Nineteenth Supplemental Indenture, dated as of August 13, 2021, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.400% Senior Secured Note due 2052.	8-K	8/13/2021	4.3
4.39	Twentieth Supplemental Indenture, dated as of August 13, 2021, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	8/13/2021	4.4
4.40	Twenty-First Supplemental Indenture, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.400% Senior Secured Note due 2029.	8-K	12/6/2021	4.3
4.41	Twenty-Second Supplemental Indenture, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.700% Senior Secured Note due 2032.	8-K	12/6/2021	4.4
4.42	Twenty-Third Supplemental Indenture, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	12/6/2021	4.5
4.43	Indenture, dated as of September 15, 2022 by and among T-Mobile USA, Inc., T-Mobile US, Inc. and Deutsche Bank Trust Company Americas, as trustee.	8-K	9/15/2022	4.1
4.44	First Supplemental Indenture, dated as of September 15, 2022, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.200% Senior Note due 2033.	8-K	9/15/2022	4.2
4.45	Second Supplemental Indenture, dated as of September 15, 2022, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.650% Senior Note due 2053.	8-K	9/15/2022	4.3
4.46	Third Supplemental Indenture, dated as of September 15, 2022, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.800% Senior Note due 2062.	8-K	9/15/2022	4.4

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.47	Fourth Supplemental Indenture, dated as of February 9, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.950% Senior Note due 2028.	8-K	2/9/2023	4.3
4.48	Fifth Supplemental Indenture, dated as of February 9, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.050% Senior Note due 2033.	8-K	2/9/2023	4.4
4.49	Sixth Supplemental Indenture, dated as of February 9, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	2/9/2023	4.5
4.50	Seventh Supplemental Indenture, dated as of May 11, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.800% Senior Note due 2028.	8-K	5/11/2023	4.3
4.51	Eighth Supplemental Indenture, dated as of May 11, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee	8-K	5/11/2023	4.4
4.52	Ninth Supplemental Indenture, dated as of May 11, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.750% Senior Note due 2054.	8-K	5/11/2023	4.5
4.53	Tenth Supplemental Indenture, dated as of September 14, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.750% Senior Note due 2034.	8-K	9/14/2023	4.2
4.54	Eleventh Supplemental Indenture, dated as of September 14, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.000% Senior Note due 2054.	8-K	9/14/2023	4.3
4.55	Indenture, dated as of October 1, 1998, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	10-Q (SEC File No. 001-04721)	11/2/1998	4(b)
4.56
First Supplemental Indenture, dated as of January 15, 1999, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)
		8-K (SEC File No. 001-04721)	2/3/1999	4(b)
4.57	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	10/29/2001	99
4.58	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	9/11/2013	4.5

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.59	Fourth Supplemental Indenture, dated as of May 18, 2018, by and among Sprint Capital Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	5/18/2018	4.1
4.60	Fifth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Capital Corporation, Sprint Communications, Inc., Sprint Corporation, T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee.	10-Q/A	8/10/2020	4.19
4.61	Sixth Supplemental Indenture, dated as of March 17, 2023, by and among Sprint Capital Corporation, Sprint Communications LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	3/20/2023	4.1
4.62	Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.1
4.63	Third Supplemental Indenture, dated as of December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	12/12/2013	4.1
4.64	Fourth Supplemental Indenture, dated as of February 24, 2015, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	2/24/2015	4.1
4.65	Fifth Supplemental Indenture, dated as of February 22, 2018, by and among Sprint Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	2/22/2018	4.1
4.66	Sixth Supplemental Indenture, dated as of May 14, 2018, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	5/14/2018	4.1
4.67	Eighth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Corporation, Sprint Communications, Inc., T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q/A	8/10/2020	4.36
4.68	Ninth Supplemental Indenture, dated as of March 17, 2023, by and between Sprint LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	3/20/2023	4.2
4.69	Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary.	8-K (SEC File No. 001-04721)	11/2/2016	4.1
4.70	First Supplemental Indenture, dated as of March 12, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/12/2018	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.71	Second Supplemental Indenture, dated as of June 6, 2018, to the Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas as trustee.	8-K (SEC File No. 001-04721)	6/6/2018	4.1
4.72	Third Supplemental Indenture, dated as of December 10, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	10-Q (SEC File No. 001-04721)	1/31/2019	4.1
4.73	Series 2018-1 Supplement, dated as of March 21, 2018 by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/21/2018	10.1
4.74	Proxy, Lock-Up and ROFR Agreement, dated as of April 1, 2020, by and between Deutsche Telekom AG and SoftBank Group Corp.	13D	4/2/2020	6
4.75	Description of Securities.				X
10.1	Master Agreement, dated as of September 28, 2012, among T-Mobile USA, Inc., Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.1
10.2	Amendment No. 1, dated as of November 30, 2012, to Master Agreement, dated as of November 30, 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.2
10.3	Settlement and Amendment No. 2, dated as of May 8, 2014, to Master Agreement, dated as of November 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-K	2/7/2019	10.3
10.4	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.3
10.5	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.4
10.6	First Amendment, dated as of November 30, 2012, to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.5
10.7	Second Amendment, dated as of October 31, 2014, to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc.	10-K	2/7/2019	10.7

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.8	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.6
10.9	First Amendment, dated as of November 30, 2012, to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.7
10.10	Second Amendment, dated as of October 31, 2014, to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-K	2/7/2019	10.10
10.11	Settlement Technical Closing Agreement, dated as of October 1, 2014, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-K	2/7/2019	10.11
10.12	Management Agreement, dated as of November 30, 2012, by and among Suncom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.8
10.13	Second Amended and Restated Stockholders’ Agreement, dated as of June 22, 2020, by and among T-Mobile US, Inc., Deutsche Telekom AG and SoftBank Group Corp.	S-3ASR	6/22/2020	4.2
10.14	Financing Matters Agreement, dated as of April 29, 2018, by and between T-Mobile USA, Inc. and Deutsche Telekom AG.	8-K	4/30/2018	10.3
10.15	Letter Agreement, dated as of February 20, 2020, by and among T-Mobile US, Inc., Deutsche Telekom AG and SoftBank Group Corp.	8-K	2/20/2020	10.1
10.16	License Agreement dated as of April 30, 2013 by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.2
10.17	Supplemental Agreement, effective as of June 3, 2019, to the License Agreement, dated as of April 30, 2013, by and between T-Mobile US, Inc. and Deutsche Telekom AG.	10-Q	7/26/2019	10.5
10.18	Amendment No. 1, dated as of April 1, 2020, to the License Agreement, dated as of April 30, 2013, by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	4/1/2020	10.3
10.19*	Master Network Services Agreement, dated as of July 1, 2020, between T-Mobile USA, Inc., DISH Purchasing Corporation and solely for the purposes of Section 13, DISH Network Corporation.	10-Q	11/5/2020	10.1
10.20*	License Purchase Agreement, dated as of July 1, 2020, by and between T-Mobile USA, Inc. and DISH Network Corporation.	10-Q	11/5/2020	10.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.21*
Amendment, dated as of October 15, 2023, to the License Purchase Agreement, dated as of July 1, 2020, by and between T-Mobile USA, Inc. and DISH Network Corporation, as approved by the Court on October 23, 2023.
					X
10.22	Amended and Restated Credit Agreement, dated October 17, 2022, by and among T-Mobile USA, Inc., the lenders, swingline lenders and L/C issuers party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	2/14/2023	10.21
10.23	Guarantee and Collateral Agreement, dated October 27, 2016, among Deutsche Bank Trust Company Americas, Sprint Spectrum PledgeCo LLC, Sprint Spectrum PledgeCo II LLC, Sprint Spectrum PledgeCo III LLC, Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC.	8-K (SEC File No. 001-04721)	11/2/2016	10.1
10.24	Intra-Company Spectrum Lease Agreement, dated as of October 27, 2016, among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC and the guarantors.	8-K (SEC File No. 001-04721)	11/2/2016	10.2
10.25	First Amendment to Intra-Company Spectrum Lease Agreement, dated as of March 12, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC.	8-K (SEC File No. 001-04721)	3/12/2018	10.1
10.26	Second Amendment to Intra-Company Spectrum Lease Agreement, dated as of June 6, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC, Sprint Corporation and the subsidiary guarantors.	8-K (SEC File No. 001-04721)	6/6/2018	10.1
10.27	Guarantee Assumption Agreement, dated as of April 1, 2020, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC, T-Mobile, T-Mobile USA and certain subsidiary guarantors.	10-Q/A	8/10/2020	10.13
10.28	Guarantee Assumption Agreement, dated as of March 30, 2021, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.	10-Q	8/3/2021	10.3
10.29	Master Framework Agreement, dated as of June 22, 2020, by and among SoftBank Group Corp., SoftBank Group Capital Ltd, Delaware Project 4 L.L.C., Delaware Project 6 L.L.C., Claure Mobile LLC, Deutsche Telekom AG, T-Mobile US, Inc. and T-Mobile Agent LLC.	8-K	6/26/2020	10.1
10.30	Term Sheet, dated as of June 15, 2022, by and between the Company and DISH Network Corporation.	10-Q	7/29/2022	10.1
10.31*	Amended and Restated License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC.	10-Q	4/27/2023	10.3

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.32	Amendment No.1, dated as of August 25, 2023, to the Amended and Restated License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC and to the License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC.	10-Q	10/25/2023	10.1
10.33*	Amended and Restated License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC.	10-Q	4/27/2023	10.4
10.34	Amendment No.1, dated as of August 25, 2023, to the Amended and Restated License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC and to the License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC.	10-Q	10/25/2023	10.2
10.35*	License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC.	10-Q	4/27/2023	10.5
10.36*	License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC.	10-Q	4/27/2023	10.6
10.37*	License Purchase Agreement, dated as of September 12, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, T-Mobile US, Inc., Comcast OTR1, LLC, and Comcast Corporation.	10-Q	10/25/2023	10.4
10.38**	Amended and Restated Employment Agreement, dated as of March 9, 2023, by and between the Company and G. Michael Sievert.	10-Q	4/27/2023	10.2
10.39*	Form of Indemnification and Advancement Agreement.	10-K	2/8/2018	10.76
10.40**	T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan (As Amended and Restated Effective as of January 1, 2014).	10-K	2/25/2014	10.39
10.41**	First Amendment to T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan.	10-K	2/7/2019	10.75
10.42**	Second Amendment to T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan.	10-K	2/23/2021	10.70
10.43**	T-Mobile US, Inc. Executive Continuity Plan as Amended and Restated Effective as of January 1, 2014.	8-K	10/25/2013	10.1
10.44**	T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	10-Q	8/8/2013	10.20
10.45**	Amendment to T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	Schedule 14A	4/26/2018	Annex A
10.46**	Annual Incentive Award Notice under the 2013 Omnibus Incentive Plan.	10-Q	5/4/2021	10.4
10.47**	T-Mobile US, Inc. Amended and Restated 2014 Employee Stock Purchase Plan.	Schedule 14A	4/28/2023	Annex B
10.48**	Sprint Corporation 2007 Omnibus Incentive Plan.	8-K (SEC File No. 001-04721)	9/20/2013	10.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.49**	Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan.	10-Q (SEC File No. 001-04721)	2/6/2017	10.1
10.50**	T-Mobile US, Inc. 2023 Incentive Award Plan.	Schedule 14A	4/28/2023	Annex A
10.51**	Form of Sprint Corporation Evidence of Award 2014 Long-term Incentive Plan Stock Options.	10-Q (SEC File No. 001-04721)	8/8/2014	10.12
10.52**	Form of Sprint Corporation Award Agreement (awarding stock options) under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q (SEC File No. 001-04721)	8/3/2017	10.3
10.53**	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q	5/4/2021	10.1
10.54**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Executive Officers under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q	5/4/2021	10.2
10.55**	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/6/2020	10.7
10.56**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Stock Settled) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/6/2020	10.8
10.57**	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	8-K	6/4/2013	10.2
10.58**	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2023 Incentive Award Plan.	10-Q	7/27/2023	10.4
10.59**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Cash Settled) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/4/2021	10.3
10.60**	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the T-Mobile US, Inc. 2023 Incentive Award Plan.	10-Q	7/27/2023	10.1
10.61**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Stock Settled) for Executive Officers under the T-Mobile US, Inc. 2023 Incentive Award Plan.	10-Q	7/27/2023	10.2
10.62**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Cash-Settled) for Executive Officers under the T-Mobile US, Inc. 2023 Incentive Award Plan.	10-Q	7/27/2023	10.3
10.63**	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015, June 16, 2016, June 13, 2017, June 13, 2019 and June 4, 2020).	10-Q/A	8/10/2020	10.30
10.64**	Employment Agreement, effective October 11, 2021, between T-Mobile US, Inc. and Mark Nelson.	10-Q	5/6/2022	10.1
21.1	Subsidiaries of Registrant.				X
22.1	List of Guarantor Subsidiaries.				X
23.1	Consent of Deloitte & Touche LLP.				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
23.2	Consent of PricewaterhouseCoopers LLP.				X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	T-Mobile US, Inc. Amended and Restated Executive Incentive Compensation Recoupment Policy.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
**	Indicates a management contract or compensatory plan or arrangement.
***	Furnished herewith.
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

T-MOBILE US, INC.

February 2, 2024	/s/ G. Michael Sievert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 2, 2024.

Signature	Title

/s/ G. Michael Sievert	Chief Executive Officer and
G. Michael Sievert	Director (Principal Executive Officer)

/s/ Peter Osvaldik	Executive Vice President and Chief Financial Officer
Peter Osvaldik	(Principal Financial Officer)

/s/ Dara Bazzano	Senior Vice President, Finance and Chief Accounting
Dara Bazzano	Officer (Principal Accounting Officer)

/s/ Timotheus Höttges	Chairman of the Board
Timotheus Höttges

/s/ André Almeida	Director
André Almeida

/s/ Marcelo Claure	Director
Marcelo Claure

/s/ Srikant M. Datar	Director
Srikant M. Datar

/s/ Srinivasan Gopalan	Director
Srinivasan Gopalan

/s/ Christian P. Illek	Director
Christian P. Illek

/s/ James J. Kavanaugh	Director
James J. Kavanaugh

/s/ Raphael Kübler	Director
Raphael Kübler

/s/ Thorsten Langheim	Director
Thorsten Langheim

/s/ Dominique Leroy	Director
Dominique Leroy

/s/ Letitia A. Long	Director
Letitia A. Long

/s/ Teresa A. Taylor	Director
Teresa A. Taylor

/s/ Kelvin R. Westbrook	Director
Kelvin R. Westbrook