Form 10-Q
period 2024-03-31
T-Mobile US, Inc.
filed 2024-04-26
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 19, 2024
Common Stock, par value $0.00001 per share	1,171,854,259

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended March 31, 2024

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$6,708	$5,135
Accounts receivable, net of allowance for credit losses of $161 and $161	4,253	4,692
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $614 and $623	4,059	4,456
Inventory	1,521	1,678
Prepaid expenses	715	702
Other current assets	2,039	2,352
Total current assets	19,295	19,015
Property and equipment, net	39,286	40,432
Operating lease right-of-use assets	26,766	27,135
Financing lease right-of-use assets	3,180	3,270
Goodwill	12,234	12,234
Spectrum licenses	97,154	96,707
Other intangible assets, net	2,445	2,618
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $143 and $150	1,908	2,042
Other assets	4,000	4,229
Total assets	$206,268	$207,682
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$7,720	$10,373
Short-term debt	5,356	3,619
Deferred revenue	846	825
Short-term operating lease liabilities	3,443	3,555
Short-term financing lease liabilities	1,265	1,260
Other current liabilities	1,933	1,296
Total current liabilities	20,563	20,928
Long-term debt	71,361	69,903
Long-term debt to affiliates	1,496	1,496
Tower obligations	3,751	3,777
Deferred tax liabilities	14,187	13,458
Operating lease liabilities	27,827	28,240
Financing lease liabilities	1,163	1,236
Other long-term liabilities	3,846	3,929
Total long-term liabilities	123,631	122,039
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,266,294,032 and 1,262,904,154 shares issued, 1,177,240,110 and 1,195,807,331 shares outstanding	—	—
Additional paid-in capital	67,786	67,705
Treasury stock, at cost, 89,053,922 and 67,096,823 shares	(12,982)	(9,373)
Accumulated other comprehensive loss	(926)	(964)
Retained earnings	8,196	7,347
Total stockholders' equity	62,074	64,715
Total liabilities and stockholders' equity	$206,268	$207,682
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2024	2023
Revenues
Postpaid revenues	$12,631	$11,862
Prepaid revenues	2,403	2,417
Wholesale and other service revenues	1,062	1,267
Total service revenues	16,096	15,546
Equipment revenues	3,251	3,719
Other revenues	247	367
Total revenues	19,594	19,632
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,688	3,061
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,399	4,588
Selling, general and administrative	5,138	5,425
Gain on disposal group held for sale	—	(42)
Depreciation and amortization	3,371	3,203
Total operating expenses	15,596	16,235
Operating income	3,998	3,397
Other expense, net
Interest expense, net	(880)	(835)
Other income, net	20	9
Total other expense, net	(860)	(826)
Income before income taxes	3,138	2,571
Income tax expense	(764)	(631)
Net income	$2,374	$1,940

Net income	$2,374	$1,940
Other comprehensive income, net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $15 and $14	43	40
Unrealized gain on foreign currency translation adjustment, net of tax effect of $0, and $0	—	2
Amortization of actuarial gain, net of tax effect of $(2) and $0	(5)	—
Other comprehensive income	38	42
Total comprehensive income	$2,412	$1,982
Earnings per share
Basic	$2.00	$1.59
Diluted	$2.00	$1.58
Weighted-average shares outstanding
Basic	1,185,298,497	1,219,608,362
Diluted	1,189,092,019	1,224,604,698
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Operating activities
Net income	$2,374	$1,940
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,371	3,203
Stock-based compensation expense	140	177
Deferred income tax expense	715	611
Bad debt expense	282	222
Losses from sales of receivables	21	38
Gain on remeasurement of disposal group held for sale	—	(13)
Changes in operating assets and liabilities
Accounts receivable	(416)	(1,268)
Equipment installment plan receivables	277	152
Inventory	170	129
Operating lease right-of-use assets	856	1,008
Other current and long-term assets	160	(142)
Accounts payable and accrued liabilities	(1,734)	(882)
Short- and long-term operating lease liabilities	(1,017)	(1,009)
Other current and long-term liabilities	(172)	(183)
Other, net	57	68
Net cash provided by operating activities	5,084	4,051
Investing activities
Purchases of property and equipment, including capitalized interest of $(9) and $(14)	(2,627)	(3,001)
Purchases of spectrum licenses and other intangible assets, including deposits	(61)	(73)
Proceeds from sales of tower sites	—	6
Proceeds related to beneficial interests in securitization transactions	890	1,345
Other, net	11	(5)
Net cash used in investing activities	(1,787)	(1,728)
Financing activities
Proceeds from issuance of long-term debt	3,473	3,013
Repayments of financing lease obligations	(327)	(306)
Repayments of long-term debt	(223)	(131)
Repurchases of common stock	(3,594)	(4,619)
Dividends on common stock	(769)	—
Tax withholdings on share-based awards	(192)	(187)
Other, net	(34)	(43)
Net cash used in financing activities	(1,666)	(2,273)
Change in cash and cash equivalents, including restricted cash and cash held for sale	1,631	50
Cash and cash equivalents, including restricted cash and cash held for sale
Beginning of period	5,307	4,674
End of period	$6,938	$4,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except share and per share amounts)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance as of December 31, 2023	1,195,807,331	67,096,823	$(9,373)	$67,705	$(964)	$7,347	$64,715
Net income	—	—	—	—	—	2,374	2,374
Dividends declared ($1.30 per share)	—	—	—	—	—	(1,525)	(1,525)
Other comprehensive income	—	—	—	—	38	—	38
Stock-based compensation	—	—	—	152	—	—	152
Stock issued for employee stock purchase plan	950,082	—	—	112	—	—	112
Issuance of vested restricted stock units	3,525,790	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,171,055)	—	—	(192)	—	—	(192)
Repurchases of common stock	(21,933,790)	21,933,790	(3,604)	—	—	—	(3,604)
Other, net	61,752	23,309	(5)	9	—	—	4
Balance as of March 31, 2024	1,177,240,110	89,053,922	$(12,982)	$67,786	$(926)	$8,196	$62,074

Balance as of December 31, 2022	1,233,960,078	22,916,449	$(3,016)	$73,941	$(1,046)	$(223)	$69,656
Net income	—	—	—	—	—	1,940	1,940
Other comprehensive income	—	—	—	—	42	—	42
Stock-based compensation	—	—	—	155	—	—	155
Stock issued for employee stock purchase plan	1,063,426	—	—	126	—	—	126
Issuance of vested restricted stock units	3,844,801	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,263,356)	—	—	(187)	—	—	(187)
Repurchases of common stock	(32,963,940)	32,963,940	(4,810)	—	—	—	(4,810)
Other, net	55,316	30,275	(5)	8	—	—	3
Balance as of March 31, 2023	1,204,696,325	55,910,664	$(7,831)	$74,043	$(1,004)	$1,717	$66,925
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

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”) include all adjustments of a normal recurring nature necessary for the fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The condensed consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, as well as variable interest entities (“VIEs”) for which we are deemed to be the primary beneficiary and VIEs, which cannot be deconsolidated, such as those related to our obligations to pay for the management and operation of certain of our wireless communications tower sites. Intercompany transactions and balances have been eliminated in consolidation.

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

Accounting Pronouncements Not Yet Adopted

Segment Reporting Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard expands reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). The standard will become effective for us for our fiscal year 2024 annual financial statements and interim financial statements thereafter and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2024 annual financial statements. We are currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

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

Note 2 – Business Combination

Acquisition of Ka’ena Corporation

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement (the “Merger and Unit Purchase Agreement”) for the acquisition of 100% of the outstanding equity of Ka’ena Corporation and its subsidiaries, including, among others, Mint Mobile LLC (collectively, “Ka’ena”), for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock (the “Ka’ena Acquisition”). On March 13, 2024, we entered into Amendment No. 1 to the Merger and Unit Purchase Agreement, which amended, among other things, certain mechanics of the payment of the purchase

Index for Notes to the Condensed Consolidated Financial Statements
consideration for the Ka’ena Acquisition, which will result in a nominal increase in the percentage of cash compared to shares of T-Mobile common stock to be paid out as part of the total purchase price.

The purchase price is variable, dependent upon specified performance indicators of Ka’ena during certain periods before and after closing, and consists of an upfront payment at closing of the transaction, subject to certain agreed-upon working capital and other adjustments, and a variable earnout payable 24 months after closing of the transaction. Our estimate of the upfront payment is subject to Ka’ena’s underlying business performance and the timing of transaction close, and is currently estimated to be $1.2 billion, before working capital and other adjustments, which we currently estimate will result in a net upfront payment of approximately $950 million, with approximately 45% to be paid in cash. Subsequent to March 31, 2024, on April 25, 2024, we received all necessary regulatory approvals and the Ka’ena Acquisition is expected to close on May 1, 2024.

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

We estimate credit losses associated with our accounts receivable portfolio segment using an expected credit loss model, which utilizes an aging schedule methodology based on historical information and is adjusted for asset-specific considerations, current economic conditions and reasonable and supportable forecasts.

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

EIP Receivables Portfolio Segment

Based upon customer credit profiles at the time of customer origination, as well as subsequent credit performance, we classify the EIP receivables segment into two customer classes of “Prime” and “Subprime.” Prime customer receivables are those with lower credit risk, and Subprime customer receivables are those with higher credit risk. Customers may be required to make a down payment on their equipment purchases if their assessed credit risk exceeds established underwriting thresholds. In addition, certain customers within the Subprime category may be required to pay a deposit.

To determine a customer’s credit profile and assist in determining their credit class, we use a proprietary credit scoring model that measures the credit quality of a customer leveraging several factors, such as credit bureau information and consumer credit risk scores, as well as service and device plan characteristics.

EIP receivables had a combined weighted-average effective interest rate of 11.1% and 10.6% as of March 31, 2024, and December 31, 2023, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	March 31, 2024	December 31, 2023
EIP receivables, gross	$6,724	$7,271
Unamortized imputed discount	(489)	(505)
EIP receivables, net of unamortized imputed discount	6,235	6,766
Allowance for credit losses	(268)	(268)
EIP receivables, net of allowance for credit losses and imputed discount	$5,967	$6,498
Classified on our condensed consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$4,059	$4,456
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	1,908	2,042
EIP receivables, net of allowance for credit losses and imputed discount	$5,967	$6,498

Many of our loss estimation techniques rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of March 31, 2024:

	Originated in 2024		Originated in 2023		Originated prior to 2023		Total EIP Receivables, Net of Unamortized Imputed Discount
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Total
Current - 30 days past due	$1,188	$360	$2,923	$730	$721	$203	$4,832	$1,293	$6,125
31 - 60 days past due	3	4	12	16	4	4	19	24	43
61 - 90 days past due	—	1	10	15	4	3	14	19	33
More than 90 days past due	—	—	9	15	6	4	15	19	34
EIP receivables, net of unamortized imputed discount	$1,191	$365	$2,954	$776	$735	$214	$4,880	$1,355	$6,235

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

The following table presents write-offs of our EIP receivables by year of origination for the three months ended March 31, 2024:

(in millions)	Originated in 2024	Originated in 2023	Originated prior to 2023	Total Write-offs
Write-offs	$2	$114	$34	$150

Index for Notes to the Condensed Consolidated Financial Statements
Activity for the three months ended March 31, 2024 and 2023, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	March 31, 2024			March 31, 2023
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$161	$773	$934	$167	$811	$978
Bad debt expense	132	150	282	107	115	222
Write-offs	(132)	(150)	(282)	(122)	(140)	(262)
Change in imputed discount on short-term and long-term EIP receivables	N/A	31	31	N/A	54	54
Impact on the imputed discount from sales of EIP receivables	N/A	(47)	(47)	N/A	(54)	(54)
Allowance for credit losses and imputed discount, end of period	$161	$757	$918	$152	$786	$938

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of March 31, 2024. In connection with the sales of certain service accounts receivable and EIP receivables pursuant to the sale arrangements, we have deferred purchase price assets included on our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

Note 4 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP Sale Arrangement”), which has been revised and extended from time to time. As of both March 31, 2024, and December 31, 2023, the EIP Sale Arrangement provided funding of $1.3 billion.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, included on our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	March 31, 2024	December 31, 2023
Other current assets	$330	$348
Other assets	95	103

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “Service Receivable Sale Arrangement”). On February 27, 2024, we extended the scheduled expiration date of the Service Receivable Sale Arrangement to February 25, 2025. As of both March 31, 2024, and December 31, 2023, the Service Receivable Sale Arrangement provided funding of $775 million.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included on our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	March 31, 2024	December 31, 2023
Other current assets	$164	$209
Other current liabilities	423	373

Sales of Receivables

The following table summarizes the impact of the sale of certain service accounts receivable and EIP receivables on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2024	December 31, 2023
Derecognized net service accounts receivable and EIP receivables	$2,249	$2,388
Other current assets	494	557
of which, deferred purchase price	491	555
Other long-term assets	95	103
of which, deferred purchase price	95	103
Other current liabilities	423	373
Net cash proceeds since inception	1,554	1,583
Of which:
Change in net cash proceeds during the year-to-date period	(29)	(114)
Net cash proceeds funded by reinvested collections	1,583	1,697

At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. As of March 31, 2024, and December 31, 2023, our deferred purchase price related to the sales of service accounts receivable and EIP receivables was $586 million and $658 million, respectively.

We recognized losses from sales of receivables, including changes in fair value of the deferred purchase price, of $21 million and $38 million for the three months ended March 31, 2024 and 2023, respectively, in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

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

Index for Notes to the Condensed Consolidated Financial Statements
Note 5 – Spectrum License Transactions

The following table summarizes our spectrum license activity for the three months ended March 31, 2024:

(in millions)	2024
Spectrum licenses, beginning of year	$96,707
Spectrum license acquisitions	411
Spectrum licenses transferred to held for sale	(17)
Costs to clear spectrum	53
Spectrum licenses, end of period	$97,154

Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits, on our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024.

Spectrum Transactions

In September 2022, the Federal Communications Commission (“FCC”) announced that we were the winning bidder of 7,156 licenses in Auction 108 (2.5 GHz spectrum) for an aggregate price of $304 million. At inception of Auction 108 in June 2022, we deposited $65 million. We paid the FCC the remaining $239 million for the licenses won in the auction in September 2022. On February 29, 2024, the FCC issued to us the licenses won in Auction 108, and substantially all of these licenses were deployed in March 2024. The licenses are included in Spectrum licenses on our Condensed Consolidated Balance Sheets as of March 31, 2024.

License Purchase Agreements

DISH Network Corporation

On July 1, 2020, we and DISH Network Corporation (“DISH”) entered into a license purchase agreement (the “DISH License Purchase Agreement”) pursuant to which DISH agreed to purchase certain 800 MHz spectrum licenses for a total of approximately $3.6 billion. The closing of the sale of spectrum under the DISH License Purchase Agreement remains subject to FCC approval. On October 15, 2023, we and DISH entered into an amendment (the “LPA Amendment”) to the DISH License Purchase Agreement pursuant to which, among other things, the parties agreed that (1) DISH will pay us a $100 million non-refundable extension fee (in lieu of the approximately $72 million termination fee that had previously been agreed to), (2) the closing for the purchase of the spectrum licenses by DISH will occur no later than April 1, 2024, (3) if DISH has not purchased the spectrum licenses by such date for any reason (including failure to receive the required FCC approval prior to such date), then the DISH License Purchase Agreement will automatically terminate, and we will retain the $100 million extension fee, (4) if DISH does purchase the spectrum by April 1, 2024, the $100 million extension fee will be credited against the $3.6 billion purchase price, and (5) we are permitted to commence auction of the spectrum prior to April 1, 2024 at our discretion (and subject to DISH’s purchase right). The LPA Amendment was approved by the Court and became effective on October 23, 2023. On October 25, 2023, we received a payment of $100 million from DISH for the extension fee and recorded a corresponding liability within Other current liabilities on our Condensed Consolidated Balance Sheets.

Subsequent to March 31, 2024, DISH did not purchase the 800 MHz spectrum by April 1, 2024. As such, we will recognize a gain for the $100 million extension fee previously paid by DISH in the second quarter of 2024 within Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income and relieve the liability that was initially recorded upon receipt of the payment. Additionally, we have commenced an auction process for the disposition of the spectrum as required under the final judgment agreed to by us, Deutsche Telekom AG (“DT”), Sprint LLC, SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020. If the specified minimum price of $3.6 billion is not met in the auction, we would be relieved of the obligation to sell the licenses.

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

Index for Notes to the Condensed Consolidated Financial Statements
On March 30, 2023, we and the Sellers entered into Amended and Restated License Purchase Agreements pursuant to which we and the Sellers agreed to separate the transaction into two tranches of licenses, with the closings on the acquisitions of certain licenses in Chicago, Dallas and New Orleans being deferred in order to potentially expedite the regulatory approval process for the remainder of the licenses. Subsequently, on August 25, 2023, we and the Sellers entered into Amendments No. 1 to the Amended and Restated License Purchase Agreements, which deferred the closings of certain additional licenses in Chicago and Dallas into the second closing tranche. Together, the licenses with closings deferred into the second closing tranche represent $1.1 billion of the aggregate $3.5 billion cash consideration. The licenses being acquired by us, and the total consideration being paid for the licenses, remain the same under the original License Purchase Agreements and subsequent amendments.

The FCC approved the purchase of the first tranche on December 29, 2023, and we expect the closing of the first tranche to occur in the second quarter of 2024, with the associated cash payment expected to occur in the third quarter of 2024. We anticipate that the second closing (on the deferred licenses) will occur in late 2024 or early 2025.

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

We did not have any significant derivative instruments outstanding as of March 31, 2024, and December 31, 2023.

Interest Rate Lock Derivatives

In April 2020, we terminated our interest rate lock derivatives entered into in October 2018.

Aggregate changes in the fair value of the interest rate lock derivatives, net of tax and amortization, of $1.1 billion are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of both March 31, 2024, and December 31, 2023.

For the three months ended March 31, 2024 and 2023, $57 million and $53 million, respectively, were amortized from Accumulated other comprehensive loss into Interest expense, net, on our Condensed Consolidated Statements of Comprehensive Income. We expect to amortize $241 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending March 31, 2025.

Deferred Purchase Price Assets

In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

Index for Notes to the Condensed Consolidated Financial Statements
The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included on our Condensed Consolidated Balance Sheets, were $586 million and $658 million as of March 31, 2024, and December 31, 2023, respectively.

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to affiliates and ABS Notes. The fair value estimates were based on information available as of March 31, 2024, and December 31, 2023. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included on our Condensed Consolidated Balance Sheets were as follows:

(in millions)	Level within the Fair Value Hierarchy	March 31, 2024		December 31, 2023
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$73,421	$67,914	$70,493	$65,962
Senior Notes to affiliates	2	1,496	1,464	1,496	1,499
Senior Secured Notes to third parties	1	2,050	1,994	2,281	2,207
ABS Notes to third parties	2	1,246	1,244	748	748

Note 7 – Debt

The following table sets forth the debt balances and activity as of, and for the three months ended, March 31, 2024:

(in millions)	December 31, 2023	Proceeds from Issuances and Borrowings (1)	Repayments	Reclassifications (1)	Other (2)	March 31, 2024
Short-term debt	$3,619	$—	$(223)	$1,983	$(23)	$5,356
Long-term debt	69,903	3,473	—	(1,983)	(32)	71,361
Total debt to third parties	73,522	3,473	(223)	—	(55)	76,717
Long-term debt to affiliates	1,496	—	—	—	—	1,496
Total debt	$75,018	$3,473	$(223)	$—	$(55)	$78,213
(1)Issuances and borrowings and reclassifications are recorded net of accrued or paid issuance costs and discounts.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 4.1% and 4.0% on weighted-average debt outstanding of $77.4 billion and $73.4 billion for the three months ended March 31, 2024 and 2023, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt to third parties and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Index for Notes to the Condensed Consolidated Financial Statements
Issuances and Borrowings

During the three months ended March 31, 2024, we issued the following Senior Notes:

(in millions)	Principal Issuances	Discounts and Issuance Costs, Net	Net Proceeds from Issuance of Long-Term Debt	Issue Date
4.850% Senior Notes due 2029	$1,000	$(6)	$994	January 12, 2024
5.150% Senior Notes due 2034	1,250	(11)	1,239	January 12, 2024
5.500% Senior Notes due 2055	750	(7)	743	January 12, 2024
Total of Senior Notes issued	$3,000	$(24)	$2,976

5.050% Class A Senior ABS Notes due 2029	$500	$(3)	$497	February 14, 2024
Total of ABS Notes issued	$500	$(3)	$497

Note Repayments

During the three months ended March 31, 2024, we made the following repayments:

(in millions)	Principal Amount	Repayment Date
4.738% Secured Series 2018-1 A-1 Notes due 2025	$131	Various
5.152% Series 2018-1 A-2 Notes due 2028	92	Various
Total Repayments	$223

Asset-backed Notes

On February 14, 2024, we issued $500 million of 5.050% Class A Senior ABS Notes to third parties in a private placement transaction. These ABS Notes are secured by $667 million of gross EIP receivables and future collections on such receivables. Net proceeds of $497 million from these ABS Notes are presented in Proceeds from issuance of long-term debt on our Condensed Consolidated Statements of Cash Flows in the three months ended March 31, 2024.

As of March 31, 2024, $1.3 billion of our ABS Notes were secured in total by $1.7 billion of gross EIP receivables and future collections on such receivables. Our ABS Notes and the assets securing this debt are included on our Condensed Consolidated Balance Sheets.

The expected maturities of our ABS Notes as of March 31, 2024, were as follows:

(in millions)	Expected Maturities
2024	$198
2025	552
2026	459
2027	41
Total	$1,250

Variable Interest Entities

In connection with our ABS Notes issuances, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity (the “ABS BRE”), and a trust (the “ABS Trust” and together with the ABS BRE, the “ABS Entities”), in which the ABS BRE holds a residual interest. Each of the ABS Entities meet the definition of a VIE for which we have determined that we are the primary beneficiary, as we have the power to direct the activities of the ABS Entities that most significantly impact their performance. Accordingly, we include the balances and results of operations of the ABS Entities in our condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets with respect to the ABS Entities:

(in millions)	March 31, 2024	December 31, 2023

Assets
Equipment installment plan receivables, net	$1,123	$739
Equipment installment plan receivables due after one year, net	376	168
Other current assets	154	101
Liabilities
Accounts payable and accrued liabilities	$2	$1
Short-term debt	413	198
Long-term debt	833	550

See Note 3 – Receivables and Related Allowance for Credit Losses for additional information on the EIP receivables used to secure the ABS Notes.

Restricted Cash

Certain provisions of our debt agreements require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash. See Note 13 - Additional Financial Information for our reconciliation of Cash and cash equivalents, including restricted cash.

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

Acquired CCI Tower Lease Arrangements

Prior to our merger with Sprint (the “Merger”), Sprint entered into a lease-out and leaseback arrangement with Global Signal Inc., a third party that was subsequently acquired by CCI, that conveyed to CCI the exclusive right to manage and operate approximately 6,400 tower sites (“Master Lease Sites”) via a master prepaid lease. These agreements were assumed upon the

Index for Notes to the Condensed Consolidated Financial Statements
close of the Merger, at which point the remaining term of the lease-out was approximately 17 years with no renewal options. CCI has a fixed price purchase option for all (but not less than all) of the leased or subleased sites for approximately $2.3 billion, exercisable one year prior to the expiration of the agreement and ending 120 days prior to the expiration of the agreement. We lease back a portion of the space at certain tower sites.

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

Leaseback Arrangement

On January 3, 2022, we entered into an agreement (the “Crown Agreement”) with CCI. The Crown Agreement extends the current term of the leasebacks by up to 12 years and modifies the leaseback payments for both the Existing CCI Tower Lease Arrangements and the Acquired CCI Tower Lease Arrangements. As a result of the Crown Agreement, there was an increase in our financing obligation as of the effective date of the Crown Agreement of approximately $1.2 billion, with a corresponding decrease to Other long-term liabilities associated with unfavorable contract terms. The modification resulted in a revised interest rate under the effective interest method for the tower obligations: 11.6% for the Existing CCI Tower Lease Arrangements and 5.3% for the Acquired CCI Tower Lease Arrangements. There were no changes made to either of our master prepaid leases with CCI.

The following table summarizes the balances associated with both of the tower arrangements on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2024	December 31, 2023
Property and equipment, net	$2,182	$2,220
Tower obligations	3,751	3,777
Other long-term liabilities	554	554

Future minimum payments related to the tower obligations are approximately $421 million for the 12-month period ending March 31, 2025, $774 million in total for both of the 12-month periods ending March 31, 2026 and 2027, $816 million in total for both of the 12-month periods ending March 31, 2028 and 2029, and $4.0 billion in total thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities, as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $241 million in our Operating lease liabilities as of March 31, 2024.

Note 9 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communications services to three primary categories of customers:

•Postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, High Speed Internet, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and IoT);
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

Index for Notes to the Condensed Consolidated Financial Statements
Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Postpaid service revenues
Postpaid phone revenues	$11,145	$10,652
Postpaid other revenues	1,486	1,210
Total postpaid service revenues	$12,631	$11,862

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

Contract Balances

The contract asset and contract liability balances from contracts with customers as of March 31, 2024, and December 31, 2023, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2023	$607	$812
Balance as of March 31, 2024	548	836
Change	$(59)	$24

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of approximately $449 million and $495 million as of March 31, 2024, and December 31, 2023, respectively, was included in Other current assets on our Condensed Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers. Contract liabilities are primarily included in Deferred revenue on our Condensed Consolidated Balance Sheets.

Revenues for the three months ended March 31, 2024 and 2023 include the following:

	Three Months Ended March 31,
(in millions)	2024	2023
Amounts included in the beginning of year contract liability balance	$698	$667

Remaining Performance Obligations

As of March 31, 2024, the aggregate amount of transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.3 billion. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of March 31, 2024, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $1.3 billion, $1.6 billion and $2.8 billion for the remainder of 2024, 2025, and 2026 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to eight years.

Index for Notes to the Condensed Consolidated Financial Statements
Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $2.1 billion as of both March 31, 2024, and December 31, 2023, and is included in Other assets on our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income were $489 million and $422 million for the three months ended March 31, 2024 and 2023, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three months ended March 31, 2024 and 2023.

Note 10 – Stockholder Return Program

2023-2024 Stockholder Return Program

On September 6, 2023, our Board of Directors authorized our 2023-2024 Stockholder Return Program of up to $19.0 billion that will run from October 1, 2023, through December 31, 2024 (the “2023-2024 Stockholder Return Program”). The 2023-2024 Stockholder Return Program consists of repurchases of shares of our common stock and the payment of cash dividends.

On January 24, 2024, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding common stock, which was paid on March 14, 2024, to stockholders of record as of the close of business on March 1, 2024.

On March 15, 2024, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding common stock, which is payable on June 13, 2024, to stockholders of record as of the close of business on May 31, 2024.

During the three months ended March 31, 2024, we paid an aggregate of $769 million in cash dividends to our stockholders, which was presented within Net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows, of which $388 million was paid to DT. As of March 31, 2024, $756 million for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets, of which $386 million is payable to DT.

During the three months ended March 31, 2024, we repurchased 21,933,790 shares of our common stock at an average price per share of $162.69 for a total purchase price of $3.6 billion under the 2023-2024 Stockholder Return Program. All shares repurchased during the three months ended March 31, 2024, were purchased at market price. As of March 31, 2024, we had up to $11.7 billion remaining under the 2023-2024 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2024. The next quarterly cash dividend will be paid on June 13, 2024.

Subsequent to March 31, 2024, from April 1, 2024, through April 19, 2024, we repurchased 5,427,946 shares of our common stock at an average price per share of $160.97 for a total purchase price of $874 million. As of April 19, 2024, we had up to $10.8 billion remaining under the 2023-2024 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2024.

Index for Notes to the Condensed Consolidated Financial Statements
Note 11 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2024	2023
Net income	$2,374	$1,940

Weighted-average shares outstanding – basic	1,185,298,497	1,219,608,362
Effect of dilutive securities:
Outstanding stock options, unvested stock awards	3,793,522	4,996,336
Weighted-average shares outstanding – diluted	1,189,092,019	1,224,604,698

Earnings per share – basic	$2.00	$1.59
Earnings per share – diluted	$2.00	$1.58

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	6	98,175
SoftBank contingent consideration (1)	—	48,751,557
(1)     Represents the weighted-average number of shares (“SoftBank Specified Shares”) that were contingently issuable from the Merger date of April 1, 2020, pursuant to a letter agreement dated February 20, 2020, between T-Mobile, SoftBank and DT (the “Letter Agreement”). The SoftBank Specified Shares were determined to be contingent consideration for the Merger and was not dilutive until the defined volume-weighted average price per share was reached (the “Threshold Price”). As of the close of trading on December 22, 2023, the Threshold Price was reached. On December 28, 2023, the Company issued the SoftBank Specified Shares to SoftBank in accordance with the Letter Agreement.

As of March 31, 2024, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of March 31, 2024 and 2023. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

On February 28, 2020, we received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty against us for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. We have included an accrual for the settlement amount that we believe to be probable in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2024.

On April 1, 2020, in connection with the closing of the Merger, we assumed the contingencies and litigation matters of Sprint. Those matters include a wide variety of disputes, claims, government agency investigations and enforcement actions, and other proceedings. These matters include, among other things, certain ongoing FCC and state government agency investigations into Sprint’s Lifeline program. In September 2019, Sprint notified the FCC that it had claimed monthly subsidies for serving subscribers, even though these subscribers may not have met usage requirements under Sprint's usage policy for the Lifeline program, due to an inadvertent coding issue in the system used to identify qualifying subscriber usage that occurred in July 2017 while the system was being updated. Sprint has made a number of payments to reimburse the federal government and certain states for excess subsidy payments.

We note that, pursuant to Amendment No. 2, dated as of February 20, 2020, to the Business Combination Agreement, dated as of April 29, 2018, by and among the Company, Sprint and the other parties named therein, SoftBank agreed to indemnify us against certain specified matters and losses, including those relating to the Lifeline matters described above. Resolution of these matters could require us to make additional reimbursements and pay additional fines and penalties, which we do not expect to have a significant impact on our financial results. We expect that any additional liabilities related to these indemnified matters would be indemnified and reimbursed by SoftBank.

On June 1, 2021, a putative shareholder class action and derivative lawsuit was filed in the Delaware Court of Chancery, Dinkevich v. Deutsche Telekom AG, et al., Case No. C.A. No. 2021-0479, against DT, SoftBank and certain of our current and former officers and directors, asserting breach of fiduciary duty claims relating to the repricing amendment to the Business Combination Agreement and to SoftBank’s monetization of its T-Mobile shares. We are also named as a nominal defendant in the case. We are unable to predict the potential outcome of these claims.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

We anticipate that this settlement of the class action, along with other settlements of separate consumer claims that have been previously completed or are currently pending, will resolve substantially all of the claims brought to date by our current, former and prospective customers who were impacted by the 2021 cyberattack. In connection with the proposed class action settlement and the separate settlements, we recorded a total pre-tax charge of approximately $400 million in the second quarter of 2022. During the three months ended March 31, 2023, we recognized $50 million in reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack, which is included as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The ultimate resolution of the class action depends on the number of plaintiffs who opt out of the proposed settlement and whether the proposed settlement will be appealed.

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

We have also received inquiries from various government agencies, law enforcement and other governmental authorities related to the August 2021 cyberattack, which could result in substantial fines or penalties. We are cooperating fully with these agencies and regulators and working with them to resolve these matters. While we hope to resolve them in the near term, we cannot predict the timing or outcome of any of these matters or whether we may be subject to further regulatory inquiries, investigations, or enforcement actions.

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

In connection with the January 2023 cyberattack, we became subject to consumer class actions and regulatory inquiries, to which we will continue to respond in due course and may incur significant expenses. However, we cannot predict the timing or outcome of any of these potential matters or whether we may be subject to additional legal proceedings, claims, regulatory inquiries, investigations, or enforcement actions. In addition, we are unable to predict the full impact of this incident on customer behavior in the future, including whether a change in our customers’ behavior could negatively impact our results of operations on an ongoing basis, although we presently do not expect that it will have a material effect on our operations.

Index for Notes to the Condensed Consolidated Financial Statements
Note 13 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	March 31, 2024	December 31, 2023
Accounts payable	$3,345	$5,573
Payroll and related benefits	682	1,142
Property and other taxes, including payroll	1,694	1,704
Accrued interest	887	818
Other accrued liabilities	1,112	1,136
Accounts payable and accrued liabilities	$7,720	$10,373

Book overdrafts included in accounts payable were $702 million and $740 million as of March 31, 2024, and December 31, 2023, respectively.

Supplemental Condensed Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended March 31,
(in millions)	2024	2023
Interest payments, net of amounts capitalized	$896	$840
Operating lease payments	1,344	1,314
Income tax payments	7	27
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	$661	$1,119
Change in accounts payable and accrued liabilities for purchases of property and equipment	(894)	(329)
Operating lease right-of-use assets obtained in exchange for lease obligations	487	439
Financing lease right-of-use assets obtained in exchange for lease obligations	263	239

Cash and cash equivalents, including restricted cash

Cash and cash equivalents, including restricted cash, presented on our Condensed Consolidated Statements of Cash Flows were included on our Condensed Consolidated Balance Sheets as follows:

(in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$6,708	$5,135
Restricted cash (included in Other current assets)	154	101
Restricted cash (included in Other assets)	76	71
Cash and cash equivalents, including restricted cash	$6,938	$5,307

Note 14 – Subsequent Events

Subsequent to March 31, 2024, from April 1, 2024, through April 19, 2024, we repurchased 5,427,946 shares of our common stock at an average price per share of $160.97 for a total purchase price of $874 million. See Note 10 - Stockholder Return Program for additional information regarding the 2023-2024 Stockholder Return Program.

Subsequent to March 31, 2024, on April 24, 2024, we entered into a Merger Agreement with a fund operated by EQT Infrastructure VI fund (“Fund VI”) for the joint acquisition by us and Fund VI of Lumos, a fiber-to-the-home platform (“Lumos”), from EQT’s predecessor fund EQT Infrastructure III. The Lumos acquisition is expected to close in late 2024 or early 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $950 million in the joint venture to acquire a 50% equity interest and all existing fiber customers. The funds invested by us will be used to fund future fiber builds. In addition, we are expected to contribute an additional commitment of approximately $500 million between 2027 and 2028.

Subsequent to March 31, 2024, on April 25, 2024, we received all necessary regulatory approvals for the Ka’ena Acquisition, which is expected to close on May 1, 2024. See Note 2 - Business Combination for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1A of this Form 10-Q, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

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
•the dollar amount authorized for our 2023-2024 Stockholder Return Program (as defined in Note 10 - Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements) may not be fully utilized, and our share repurchases and dividend payments pursuant thereto may fail to have the desired impact on stockholder value; and
•future sales of our common stock by DT and SoftBank and our inability to attract additional equity financing outside the United States due to foreign ownership limitations by the FCC.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law.

Investors and others should note that we announce material information to our investors using our investor relations website (https://investor.t-mobile.com), newsroom website (https://t-mobile.com/news), press releases, SEC filings and public conference calls and webcasts. We intend to also use certain social media accounts as means of disclosing information about us and our services and for complying with our disclosure obligations under Regulation FD (the @TMobileIR X account (https://twitter.com/TMobileIR), the @MikeSievert X account (https://twitter.com/MikeSievert), which Mr. Sievert also uses as a means for personal communications and observations, and the @TMobileCFO X account (https://twitter.com/tmobilecfo) and our Chief Financial Officer’s LinkedIn account (https://www.linkedin.com/in/peter-osvaldik-3887394), both of which Mr. Osvaldik also uses as a means for personal communication and observations). The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these social media channels in addition to following our press releases, SEC filings and public conference calls and webcasts. The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time as listed on our investor relations website.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024, included in Part I, Item 1 of this Form 10-Q, and audited consolidated financial statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

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

Merger-related costs are presented below:

(in millions)	Three Months Ended March 31,		Change
	2024	2023	$	%
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$107	$208	$(101)	(49)%
Cost of equipment sales, exclusive of depreciation and amortization	—	(9)	9	(100)%
Selling, general and administrative	23	159	(136)	(86)%
Total Merger-related costs	$130	$358	$(228)	(64)%

Net cash payments for Merger-related costs	$293	$484	$(191)	(39)%

We expect to incur all of the remaining restructuring and integration costs associated with the Merger by the first half of 2024, with the cash expenditure for the Merger-related costs extending beyond 2024. Cash payments extending beyond 2024 primarily relate to operating and financing leases for which we have recognized accelerated lease expense.

In the second quarter of 2024, we will recognize a gain for the $100 million extension fee previously paid by DISH associated with the DISH License Purchase Agreement as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The gain will be presented as a reduction in Merger-related costs and excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA. See Note 5 – Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements for more information.

Acquisition of Ka’ena Corporation

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement (the “Merger and Unit Purchase Agreement”) for the acquisition of 100% of the outstanding equity of Ka’ena Corporation and its subsidiaries, including, among others, Mint Mobile LLC (collectively, “Ka’ena”), for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock (the “Ka’ena Acquisition”). On March 13, 2024, we entered into Amendment No. 1 to the Merger and Unit Purchase Agreement, which amended, among other things, certain mechanics of the payment of the purchase consideration for the Ka’ena Acquisition, which will result in a nominal increase in the percentage of cash compared to shares of T-Mobile common stock to be paid out as part of the total purchase price.

The purchase price is variable, dependent upon specified performance indicators of Ka’ena during certain periods before and after closing, and consists of an upfront payment at closing of the transaction, subject to certain agreed-upon working capital and other adjustments, and a variable earnout payable 24 months after closing of the transaction. Our estimate of the upfront payment is subject to Ka’ena’s underlying business performance and the timing of transaction close, and is currently estimated to be $1.2 billion, before working capital and other adjustments, which we currently estimate will result in a net upfront payment of approximately $950 million, with approximately 45% to be paid in cash. Subsequent to March 31, 2024, on April 25, 2024, we received all necessary regulatory approvals and the Ka’ena Acquisition is expected to close on May 1, 2024.

Ka’ena is currently one of our wholesale partners, offering wireless telecommunications services to customers leveraging our network. Upon closing of the Ka’ena Acquisition, we expect to recognize customers of Ka’ena as prepaid customers, and we expect to see an increase in Prepaid revenues, partially offset by a decrease in Wholesale and other service revenues.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended March 31,		Change
(in millions)	2024	2023	$	%
Revenues
Postpaid revenues	$12,631	$11,862	$769	6%
Prepaid revenues	2,403	2,417	(14)	(1)%
Wholesale and other service revenues	1,062	1,267	(205)	(16)%
Total service revenues	16,096	15,546	550	4%
Equipment revenues	3,251	3,719	(468)	(13)%
Other revenues	247	367	(120)	(33)%
Total revenues	19,594	19,632	(38)	—%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,688	3,061	(373)	(12)%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,399	4,588	(189)	(4)%
Selling, general and administrative	5,138	5,425	(287)	(5)%
Gain on disposal group held for sale	—	(42)	42	(100)%
Depreciation and amortization	3,371	3,203	168	5%
Total operating expenses	15,596	16,235	(639)	(4)%
Operating income	3,998	3,397	601	18%
Other expense, net
Interest expense, net	(880)	(835)	(45)	5%
Other income, net	20	9	11	122%
Total other expense, net	(860)	(826)	(34)	4%
Income before income taxes	3,138	2,571	567	22%
Income tax expense	(764)	(631)	(133)	21%
Net income	$2,374	$1,940	$434	22%

Statement of Cash Flows Data
Net cash provided by operating activities	$5,084	$4,051	$1,033	25%
Net cash used in investing activities	(1,787)	(1,728)	(59)	3%
Net cash used in financing activities	(1,666)	(2,273)	607	(27)%
Non-GAAP Financial Measures
Adjusted EBITDA	$7,652	$7,199	$453	6%
Core Adjusted EBITDA	7,617	7,052	565	8%
Adjusted Free Cash Flow	3,347	2,401	946	39%

The following discussion and analysis is for the three months ended March 31, 2024, compared to the same period in 2023, unless otherwise stated.

Total revenues was relatively flat. The offsetting changes impacting Total revenues are discussed below.

Postpaid revenues increased $769 million, or 6%, primarily from:

•Higher average postpaid accounts; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues decreased slightly, primarily from:

•Lower prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A; mostly offset by
•Higher average prepaid customers.

Wholesale and other service revenues decreased $205 million, or 16%, primarily from:

•Lower Wireline revenues due to the sale of the Wireline Business on May 1, 2023;
•Lower Affordable Connectivity Program and Lifeline revenues; and
•Lower MVNO revenues, primarily due to DISH servicing more of its Boost customers with their standalone network and the migration of legacy TracFone customers off of the T-Mobile network, partially offset by growth in other MVNO partners.

Equipment revenues decreased $468 million, or 13%, primarily from:

•A decrease of $503 million in device sales revenue, excluding purchased leased devices, primarily from:
•A decrease in the number of postpaid and prepaid devices sold, including lower upgrades; partially offset by
•Slightly higher average revenue per device sold, primarily driven by a shift in the high-end phone mix, mostly offset by an increase in promotions per postpaid device; and
•A decrease of $112 million in lease revenues, primarily due to a lower number of customer devices under lease as a result of the continued strategic shift in device financing from leasing to EIP; partially offset by
•An increase of $227 million in liquidation revenue, primarily due to a higher number of in-house liquidated devices, including the impact from the transition of certain device recovery programs from external sources to in-house processing.

Other revenues decreased $120 million, or 33%, primarily from the transition of certain device recovery programs from external sources to in-house processing, resulting in a change in presentation from Other revenues to Equipment revenues.

Total operating expenses decreased $639 million, or 4%. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, decreased $373 million, or 12%, primarily from:

•Lower costs due to the sale of the Wireline Business on May 1, 2023;
•Lower employee costs, primarily due to reduced headcount; and
•A decrease of $101 million in Merger-related costs related to network decommissioning and integration, as well as higher Merger synergies.

Cost of equipment sales, exclusive of depreciation and amortization, decreased $189 million, or 4%, primarily from:

•A decrease of $291 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A decrease in the number of postpaid and prepaid devices sold, including lower upgrades; partially offset by
•Higher average cost per device sold, primarily driven by a shift in the high-end phone mix; partially offset by
•An increase of $156 million in liquidation costs, primarily due to a higher number of in-house liquidated devices, including the impact from the transition of certain device recovery programs from external sources to in-house processing.

Selling, general and administrative expenses decreased $287 million, or 5%, primarily from:

•A decrease of $136 million in Merger-related costs, as well as higher Merger synergies;
•Lower employee costs, primarily due to reduced headcount; and
•Lower severance and restructuring expenses; partially offset by
•Higher legal expenses.

Gain on disposal group held for sale was $42 million for the three months ended March 31, 2023, related to the sale of the Wireline Business on May 1, 2023. There was no gain or loss on disposal group held for sale for the three months ended March 31, 2024.

Depreciation and amortization increased $168 million, or 5%, primarily from higher depreciation expense from the acceleration of certain technology assets as we continue to modernize our network, technology systems and platforms.

Operating income, the components of which are discussed above, increased $601 million, or 18%.

Interest expense, net increased $45 million, or 5%, primarily from:

•Higher interest expense, primarily due to higher average debt outstanding and a slightly higher average effective interest rate; partially offset by
•Higher interest income, primarily due to higher average balances and higher average interest rates on short-term cash equivalents.

Other income, net was insignificant for both periods.

Income before income taxes, the components of which are discussed above, was $3.1 billion and $2.6 billion for the three months ended March 31, 2024 and 2023, respectively.

Income tax expense increased $133 million, or 21%, primarily from higher income before income taxes.

Our effective tax rate was 24.4% and 24.5% for the three months ended March 31, 2024 and 2023, respectively.

Net income, the components of which are discussed above, was $2.4 billion and $1.9 billion for the three months ended March 31, 2024 and 2023, respectively.

Net income included Merger-related costs, net of tax, of $97 million for the three months ended March 31, 2024, compared to $268 million for the three months ended March 31, 2023.

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

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Generally, the guarantees of the Guarantor Subsidiaries with respect to the Senior Notes issued by T-Mobile USA, Inc. (other than $3.5 billion in principal amount of Senior Notes issued in 2017 and 2018) and the credit agreement entered into by T-Mobile USA, Inc. will be automatically and unconditionally released if, immediately following such release and any concurrent releases of other guarantees, the aggregate principal amount of indebtedness of non-guarantor subsidiaries (other than certain specified subsidiaries) would not exceed $2.0 billion. The indentures, supplemental indentures and credit agreements governing the long-term debt contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and to merge, consolidate or sell, or otherwise dispose of, substantially all of their assets.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	March 31, 2024	December 31, 2023
Current assets	$17,865	$17,601
Noncurrent assets	176,591	178,252
Current liabilities	18,414	19,040
Noncurrent liabilities	130,471	128,197
Due to non-guarantors	11,647	10,916
Due to related parties	1,563	1,576

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Total revenues	$18,988	$75,934
Operating income	3,107	10,707
Net income	1,531	4,766
Revenue from non-guarantors	645	2,393
Operating expenses to non-guarantors	615	2,569
Other expense to non-guarantors	(122)	(699)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	March 31, 2024	December 31, 2023
Current assets	$12,020	$11,193
Noncurrent assets	11,183	11,324
Current liabilities	12,391	12,751
Noncurrent liabilities	117,826	110,688
Due to non-guarantors	46,885	41,805
Due to related parties	1,563	1,576

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Total revenues	$4	$19
Operating loss	(980)	(3,197)
Net loss	(2,259)	(7,629)
Other expense, net, to non-guarantors	(353)	(2,005)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	March 31, 2024	December 31, 2023
Current assets	$12,021	$11,193
Noncurrent assets	11,182	11,324
Current liabilities	12,462	12,823
Noncurrent liabilities	113,984	106,881
Due to non-guarantors	37,775	32,706
Due to related parties	1,563	1,576

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Total revenues	$4	$19
Operating loss	(980)	(3,197)
Net loss	(2,221)	(7,491)
Other expense, net, to non-guarantors	(242)	(1,489)

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

Postpaid Accounts

A postpaid account is generally defined as a billing account number that generates revenue. Postpaid accounts generally consist of customers that are qualified for postpaid service utilizing phones, High Speed Internet modems, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and IoT), where they generally pay after receiving service.

The following table sets forth the number of ending postpaid accounts:

	As of March 31,		Change
(in thousands)	2024	2023	#	%
Postpaid accounts	30,015	28,813	1,202	4%

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	#	%
Postpaid net account additions	218	287	(69)	(24)%

Postpaid net account additions decreased 69,000, or 24%, primarily from fewer High Speed Internet only net account additions.

Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier which is associated with an account that generates revenue. Customers are qualified either for postpaid service utilizing phones, High Speed Internet modems, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and IoT), where they generally pay after receiving service, or prepaid service, where they generally pay in advance of receiving service.

The following table sets forth the number of ending customers:

	As of March 31,		Change
(in thousands)	2024	2023	#	%
Customers, end of period
Postpaid phone customers	76,468	73,372	3,096	4%
Postpaid other customers	22,804	20,153	2,651	13%
Total postpaid customers	99,272	93,525	5,747	6%
Prepaid customers	21,600	21,392	208	1%
Total customers	120,872	114,917	5,955	5%

High Speed Internet customers included in Postpaid other customers were 4,634,000 and 2,855,000 as of March 31, 2024 and 2023, respectively. High Speed Internet customers included in Prepaid customers were 547,000 and 314,000 as of March 31, 2024 and 2023, respectively.

Net Customer Additions (Losses)

The following table sets forth the number of net customer additions (losses):

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	#	%
Net customer additions (losses)
Postpaid phone customers	532	538	(6)	(1)%
Postpaid other customers	688	755	(67)	(9)%
Total postpaid customers	1,220	1,293	(73)	(6)%
Prepaid customers	(48)	26	(74)	(285)%
Total net customer additions	1,172	1,319	(147)	(11)%

Total net customer additions decreased 147,000, or 11%, primarily from:

•Prepaid net customer losses, primarily due to lower gross additions driven by continued moderation of prepaid industry growth and lower net additions from High Speed Internet;
•Lower postpaid other net customer additions, primarily due to
•Lower net additions from High Speed Internet, primarily driven by increased deactivations from a growing customer base and lower gross additions driven by sunsetting of promotional pricing in order to maximize long-term value creation, partially offset by a lower churn rate;
•Lower net additions from wearables; partially offset by
•Higher net additions from other connected devices; and
•Slightly lower postpaid phone net customer additions, primarily due to increased deactivations from a growing customer base, mostly offset by lower churn and higher gross additions.
•High Speed Internet net customer additions included in postpaid other net customer additions were 346,000 and 445,000 for the three months ended March 31, 2024 and 2023, respectively. High Speed Internet net customer additions included in prepaid net customer (losses) additions were 59,000 and 78,000 for the three months ended March 31, 2024 and 2023, respectively.

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

The following table sets forth the churn:

	Three Months Ended March 31,		Change
	2024	2023
Postpaid phone churn	0.86%	0.89%	-3 bps
Prepaid churn	2.75%	2.76%	-1 bps

Postpaid phone churn decreased 3 basis points, primarily from improved customer retention driven by value and network leadership.

Prepaid churn was relatively flat.

Postpaid Average Revenue Per Account

Postpaid Average Revenue per Account (“ARPA”) represents the average monthly postpaid service revenue earned per account. Postpaid ARPA is calculated as Postpaid revenues for the specified period divided by the average number of postpaid accounts during the period, further divided by the number of months in the period. We believe postpaid ARPA provides management, investors and analysts with useful information to assess and evaluate our postpaid service revenue realization and assists in forecasting our future postpaid service revenues on a per account basis. We consider postpaid ARPA to be indicative of our revenue growth potential given the increase in the average number of postpaid phone customers per account and increases in postpaid other customers, including High Speed Internet, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and IoT).

The following table sets forth our operating measure ARPA:

(in dollars)	Three Months Ended March 31,		Change
	2024	2023	$	%
Postpaid ARPA	$140.88	$138.04	$2.84	2%

Postpaid ARPA increased $2.84, or 2%, primarily from:

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

Average Revenue Per User

Average Revenue per User (“ARPU”) represents the average monthly service revenue earned per customer. ARPU is calculated as service revenues for the specified period divided by the average number of customers during the period, further divided by the number of months in the period. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue per customer and assist in forecasting our future service revenues generated from our customer base. Postpaid phone ARPU excludes postpaid other customers and related revenues, which include High Speed Internet, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and IoT).

The following table sets forth our operating measure ARPU:

(in dollars)	Three Months Ended March 31,		Change
	2024	2023	$	%
Postpaid phone ARPU	$48.79	$48.63	$0.16	—%
Prepaid ARPU	37.18	37.98	(0.80)	(2)%

Postpaid Phone ARPU

Postpaid phone ARPU was relatively flat, primarily from:

•Higher premium services, primarily high-end rate plans, net of contra-revenue for content included in such plans, and discounts for specific affinity groups, such as 55+, Military and First Responders; offset by
•Increased promotional activity; and
•Growth in business customers with lower ARPU given larger account sizes.

Prepaid ARPU

Prepaid ARPU decreased $0.80, or 2%, primarily from dilution from rate plan mix.

Adjusted EBITDA and Core Adjusted EBITDA

Adjusted EBITDA represents earnings before Interest expense, net of Interest income, Income tax expense, Depreciation and amortization, stock-based compensation and certain expenses, gains and losses, which are not reflective of our ongoing operating performance (“Special Items”). Special Items include Merger-related costs, gain on disposal groups held for sale, certain legal-related recoveries and expenses, restructuring costs not directly attributable to the Merger (including severance), and other non-core gains and losses. Core Adjusted EBITDA represents Adjusted EBITDA less device lease revenues. Adjusted EBITDA margin represents Adjusted EBITDA divided by Service revenues. Core Adjusted EBITDA margin represents Core Adjusted EBITDA divided by Service revenues.

Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin are non-GAAP financial measures utilized by our management to monitor the financial performance of our operations. We historically used Adjusted EBITDA and we currently use Core Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance. We use Adjusted EBITDA and Core Adjusted EBITDA as benchmarks to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA and Core Adjusted EBITDA as supplemental measures to evaluate overall operating performance and to facilitate comparisons with other wireless communications services companies because they are indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, non-cash stock-based compensation, and Special Items. Management believes analysts and investors use Core Adjusted EBITDA because it normalizes for the transition in the Company’s device financing strategy, by excluding the impact of device lease revenues from Adjusted EBITDA, to align with the exclusion of the related depreciation expense on leased devices from Adjusted EBITDA. Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as substitutes for income from operations, net income or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2024	2023	$	%
Net income	$2,374	$1,940	$434	22%
Adjustments:
Interest expense, net	880	835	45	5%
Other income, net	(20)	(9)	(11)	122%
Income tax expense	764	631	133	21%
Operating income	3,998	3,397	601	18%
Depreciation and amortization	3,371	3,203	168	5%
Stock-based compensation (1)	140	173	(33)	(19)%
Merger-related costs	130	358	(228)	(64)%
Legal-related recoveries, net (2)	—	(43)	43	(100)%
Gain on disposal group held for sale	—	(42)	42	(100)%
Other, net (3)	13	153	(140)	(92)%
Adjusted EBITDA	7,652	7,199	453	6%
Lease revenues	(35)	(147)	112	(76)%
Core Adjusted EBITDA	$7,617	$7,052	$565	8%
Net income margin (Net income divided by Service revenues)	15%	12%		300 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	48%	46%		200 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	47%	45%		200 bps
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
(3)Other, net, primarily consists of certain severance, restructuring and other expenses, gains and losses, not directly attributable to the Merger which are not reflective of T-Mobile’s core business activities and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA.

Core Adjusted EBITDA increased $565 million, or 8%. The components comprising Core Adjusted EBITDA are discussed further above.

The increase was primarily from:

•Higher Total service revenues;
•Lower Cost of services, excluding Special Items; and
•Lower Cost of equipment sales, excluding Special Items; partially offset by
•Lower Equipment revenues, excluding lease revenues; and
•Lower Other revenues.

Adjusted EBITDA increased $453 million, or 6%, primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, partially offset by lower lease revenues, which decreased $112 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of debt, financing leases, the sale of certain receivables, the Revolving Credit Facility (as defined below) and an unsecured short-term commercial paper program. Further, the incurrence of additional indebtedness may inhibit our ability to incur new debt in the future to finance our business strategy under the terms governing our existing and future indebtedness.

Cash Flows

The following is a condensed schedule of our cash flows:

	Three Months Ended March 31,		Change
(in millions)	2024	2023	$	%
Net cash provided by operating activities	$5,084	$4,051	$1,033	25%
Net cash used in investing activities	(1,787)	(1,728)	(59)	3%
Net cash used in financing activities	(1,666)	(2,273)	607	(27)%

Operating Activities

Net cash provided by operating activities increased $1.0 billion, or 25%, primarily from:

•A $714 million increase in Net income, adjusted for non-cash income and expense; and
•A $319 million decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Accounts receivable, Other current and long-term assets and Equipment installment plan receivables, partially offset by higher use of cash from Accounts payable and accrued liabilities and Operating lease right-of-use assets.
•Net cash provided by operating activities includes the impact of $293 million and $484 million in net payments for Merger-related costs for the three months ended March 31, 2024 and 2023, respectively.

Investing Activities

Net cash used in investing activities increased $59 million, or 3%. The use of cash was primarily from:

•$2.6 billion in Purchases of property and equipment, including capitalized interest, from the continued build-out of our nationwide 5G network; partially offset by
•$890 million in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash used in financing activities decreased $607 million, or 27%. The use of cash was primarily from:

•$3.6 billion in Repurchases of common stock;
•$769 million in Dividends on common stock;
•$327 million in Repayments of financing lease obligations;
•$223 million in Repayments of long-term debt; and
•$192 million in Tax withholdings on share-based awards; partially offset by
•$3.5 billion in Proceeds from issuance of long-term debt.

Cash and Cash Equivalents

As of March 31, 2024, our Cash and cash equivalents were $6.7 billion compared to $5.1 billion at December 31, 2023.

Adjusted Free Cash Flow

Adjusted Free Cash Flow represents Net cash provided by operating activities less cash payments for Purchases of property and equipment, plus Proceeds from sales of tower sites and Proceeds related to beneficial interests in securitization transactions. Adjusted Free Cash Flow is a non-GAAP financial measure utilized by management, investors and analysts of our financial information to evaluate cash available to pay debt, repurchase shares, pay dividends and provide further investment in the business. Adjusted Free Cash Flow margin is calculated as Adjusted Free Cash Flow divided by Service Revenues. Adjusted Free Cash Flow margin is utilized by management, investors, and analysts to evaluate the Company’s ability to convert service revenue efficiently into cash available to pay debt, repurchase shares, pay dividends and provide further investment in the business.

The table below provides a reconciliation of Adjusted Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2024	2023	$	%
Net cash provided by operating activities	$5,084	$4,051	$1,033	25%
Cash purchases of property and equipment, including capitalized interest	(2,627)	(3,001)	374	(12)%
Proceeds from sales of tower sites	—	6	(6)	(100)%
Proceeds related to beneficial interests in securitization transactions	890	1,345	(455)	(34)%
Adjusted Free Cash Flow	$3,347	$2,401	$946	39%
Net cash provided by operating activities margin (Net cash provided by operating activities divided by Service revenues)	32%	26%		600 bps
Adjusted Free Cash Flow margin (Adjusted Free Cash Flow divided by Service revenues)	21%	15%		600 bps

Adjusted Free Cash Flow increased $946 million, or 39%, primarily from:

•Higher Net cash provided by operating activities, as described above; and
•Lower Cash purchases of property and equipment, including capitalized interest, driven by increased capital efficiencies from accelerated investments in our nationwide 5G network in previous years; partially offset by
•Lower Proceeds related to beneficial interests in securitization transactions, which were offset in Net cash provided by operating activities.
•Adjusted Free Cash Flow includes the impact of $293 million and $484 million in net payments for Merger-related costs for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024 and 2023, there were no significant net cash proceeds from securitization.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $7.5 billion. As of March 31, 2024, there was no outstanding balance under the Revolving Credit Facility.

We maintain an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements and proceeds are expected to be used for general corporate purposes. As of March 31, 2024, there was no outstanding balance under this program.

Debt Financing

As of March 31, 2024, our total debt and financing lease liabilities were $80.6 billion, excluding our tower obligations, of which $72.9 billion was classified as long-term debt and $1.2 billion was classified as long-term financing lease liabilities.

During the three months ended March 31, 2024, we issued long-term debt for net proceeds of $3.5 billion and repaid short-term debt with an aggregate principal amount of $223 million.

For more information regarding our debt financing transactions, see Note 7 - Debt of the Notes to the Condensed Consolidated Financial Statements.

License Purchase Agreements

On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion. On March 30, 2023, we and the Sellers entered into Amended and Restated License Purchase Agreements, pursuant to which we and the Sellers agreed to bifurcate the transaction into two tranches of licenses, with the closings on the acquisitions of certain licenses in Chicago, Dallas and New Orleans being deferred in order to potentially expedite the regulatory approval process for the remainder of the licenses. Subsequently, on August 25, 2023, we and the Sellers entered into Amendments No. 1 to the Amended and Restated License Purchase Agreements, whereby we deferred the closings of certain additional licenses in Chicago and Dallas into the second closing tranche. Together, the licenses with closings deferred into the second closing tranche represent approximately $1.1 billion of the aggregate $3.5 billion cash consideration.

The FCC approved the purchase of the first tranche on December 29, 2023, and we expect the closing of the first tranche to occur in the second quarter of 2024, with the associated cash payment expected to occur in the third quarter of 2024. We anticipate that the second closing (on the deferred licenses) will occur in late 2024 or early 2025.

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

Acquisition of Ka’ena Corporation

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement for the Ka’ena Acquisition. On March 13, 2024, we entered into Amendment No. 1 to the Merger and Unit Purchase Agreement, which amended, among other things, certain mechanics of the payment of the purchase consideration for the Ka’ena Acquisition which will result in a nominal increase in the percentage of cash compared to shares of T-Mobile common stock to be paid out as part of the total purchase price. The purchase price is variable, dependent upon specified performance indicators of Ka’ena during certain periods before and after closing, and consists of an upfront payment at closing of the transaction, subject to certain agreed-upon working capital and other adjustments, and a variable earnout payable 24 months after closing of the transaction. Our estimate of the upfront payment is subject to Ka’ena’s underlying business performance and the timing of transaction close, and is currently estimated to be $1.2 billion, before working capital and other adjustments, which we currently estimate will result in a net upfront payment of approximately $950 million, with approximately 45% to be paid in cash. Subsequent to March 31, 2024, on April 25, 2024, we received all necessary regulatory approvals and the Ka’ena Acquisition is expected to close on May 1, 2024.

Lumos Acquisition

Subsequent to March 31, 2024, on April 24, 2024, we entered into a Merger Agreement with a fund operated by EQT Infrastructure VI fund (“Fund VI”) for the joint acquisition by us and Fund VI of Lumos, a fiber-to-the-home platform (“Lumos”), from EQT’s predecessor fund EQT Infrastructure III. The Lumos acquisition is expected to close in late 2024 or early 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $950 million in the joint venture to acquire a 50% equity interest and all existing fiber customers. The funds invested by us will be used to fund future fiber builds. In addition, we are expected to contribute an additional commitment of approximately $500 million between 2027 and 2028.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of March 31, 2024, we derecognized net receivables of $2.2 billion upon sale through these arrangements.

For more information regarding these off-balance sheet arrangements, see Note 4 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

Future Sources and Uses of Liquidity

We may seek additional sources of liquidity, including through the issuance of additional debt, to continue to opportunistically acquire spectrum licenses or other long-lived assets in private party transactions, repurchase shares, pay dividends or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for acquisitions of businesses, spectrum and other long-lived assets, or for any potential stockholder returns, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months, as well as our longer-term liquidity needs. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption of debt, tower obligations, share repurchases, and dividend payments.

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

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of March 31, 2024.

Financing Lease Facilities

We have uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. As of March 31, 2024, we have entered into $9.0 billion of financing leases under these financing lease facilities, of which $258 million was executed during the three months ended March 31, 2024. We expect to enter into up to a total of $1.2 billion in financing lease commitments during the year ending December 31, 2024.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses, the construction, expansion and upgrading of our network infrastructure and the integration of the networks, spectrum, technology, personnel and customer base of T-Mobile and Sprint. Property and equipment capital expenditures primarily relate to the integration of our network and spectrum licenses, including acquired Sprint PCS and 2.5 GHz spectrum licenses, as we build out our nationwide 5G network. We expect a reduction in capital expenditures related to these efforts in 2024 compared to 2023 given the substantial deployment of the 5G network completed in the preceding years. Future capital expenditure requirements will include the deployment of our recently acquired C-band and 3.45 GHz spectrum licenses.

For more information regarding our spectrum licenses, see Note 5 - Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements.

Stockholder Returns

On September 6, 2023, our Board of Directors authorized our 2023-2024 Stockholder Return Program for up to $19.0 billion that will run from October 1, 2023, through December 31, 2024. The 2023-2024 Stockholder Return Program consists of repurchases of shares of our common stock and the payment of cash dividends. We intend to declare and pay approximately $3.0 billion in total dividends in 2024, with payments occurring each quarter during the year. The dividend amount paid per share is expected to grow by around 10% annually with the first increase expected in the fourth quarter of 2024; however, the declaration and payment of all dividends is subject to the discretion of our Board of Directors and will depend on financial and legal requirements and other considerations. The amount available under the 2023-2024 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared and paid by us.

On January 24, 2024, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding common stock, which was paid on March 14, 2024, to stockholders of record as of the close of business on March 1, 2024.

On March 15, 2024, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding shares of common stock, which is payable on June 13, 2024, to stockholders of record as of the close of business on May 31, 2024.

During the three months ended March 31, 2024, we paid an aggregate of $769 million in cash dividends to our stockholders, which was presented within Net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows. As of March 31, 2024, $756 million for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2024, we repurchased 21,933,790 shares of our common stock at an average price per share of $162.69 for a total purchase price of $3.6 billion under the 2023-2024 Stockholder Return Program. As of March 31, 2024, we had up to $11.7 billion remaining under the 2023-2024 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2024. The next quarterly cash dividend will be paid on June 13, 2024.

Subsequent to March 31, 2024, from April 1, 2024, through April 19, 2024, we repurchased 5,427,946 shares of our common stock at an average price per share of $160.97 for a total purchase price of $874 million. As of April 19, 2024, we had up to $10.8 billion remaining under the 2023-2024 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2024.

For additional information regarding the 2023-2024 Stockholder Return Program, see Note 10 – Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements.

Related Party Transactions

We have related party transactions associated with DT, SoftBank or their respective affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of April 19, 2024, DT and SoftBank held, directly or indirectly, approximately 50.4% and 7.9%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 41.7% of the outstanding T-Mobile common stock held by other stockholders. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank, DT has voting control, as of April 19, 2024, over approximately 58.0% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended March 31, 2024, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended March 31, 2024, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to five customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH, Golgohar Trade and Technology GmbH and International Trade and Industrial Technology ITRITEC GmbH. These services have been terminated or are in the process of being terminated. For the three months ended March 31, 2024, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular, Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended March 31, 2024, were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended March 31, 2024, SoftBank had no gross revenues from such services and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services.

This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended March 31, 2024, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenues and net profit generated by such services during the three months ended March 31, 2024, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

Critical Accounting Estimates

Preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, and which are hereby incorporated by reference herein.

Accounting Pronouncements Not Yet Adopted

For information regarding recently issued accounting standards, see Note 1 – Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For more information regarding the legal proceedings in which we are involved, see Note 12 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Other than the updated risk factor below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Our business may be adversely impacted if we are not able to successfully manage the ongoing arrangements entered into in connection with the Prepaid Transaction and known or unknown liabilities arising in connection therewith.

In connection with the closing of the Prepaid Transaction, we and DISH entered into certain arrangements, including a Master Network Services Agreement (the “MNSA”) and a License Purchase Agreement (as amended, the “DISH License Purchase Agreement”). Pursuant to the MNSA, DISH will receive network services from the Company for a period of seven years. As set forth in the MNSA, the Company provides DISH, among other things, (a) legacy network services for certain Boost Mobile prepaid end users on the Sprint network, (b) T-Mobile network services for certain end users that have been migrated to the T-Mobile network or provisioned on the T-Mobile network by or on behalf of DISH and (c) infrastructure mobile network operator services to assist in the access and integration of the DISH network. Pursuant to the DISH License Purchase Agreement, DISH agreed to purchase all of Sprint’s 800 MHz spectrum (approximately 13.5 MHz of nationwide spectrum) for a total of $3.6 billion. The DISH License Purchase Agreement terminated in accordance with its terms when DISH failed to purchase such spectrum on or prior to April 1, 2024, allowing the Company to retain a non-refundable extension fee of $100 million paid by DISH. T-Mobile has commenced an auction sale of all of Sprint’s 800 MHz spectrum under the terms set forth in the Final Judgment, but is not required to divest such spectrum for an amount less than $3.6 billion.

Failure to successfully manage the MNSA and the spectrum auction may result in material unanticipated problems, including diversion of management time and energy, significant expenses and liabilities. In addition, if the 800 MHz spectrum is sold at auction, there may be an increase in competition from the purchaser or purchasers of such spectrum and other third parties that such purchaser or purchasers may enter into commercial agreements with, who may be significantly larger and have greater resources and scale advantages as compared to us. Such increased competition may result in our loss of customers and other business relationships.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended March 31, 2024:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1, 2024 - January 31, 2024	9,024,140	$162.98	9,024,140	$14,541
February 1, 2024 - February 29, 2024	6,306,134	162.13	6,306,134	13,518
March 1, 2024 - March 31, 2024	6,603,516	162.82	6,603,516	11,675
Total	21,933,790		21,933,790
(1)    On September 6, 2023, our Board of Directors authorized our 2023-2024 Stockholder Return Program of up to $19.0 billion of repurchases of our common stock and payment of dividends through December 31, 2024. The amounts presented represent the remaining dollar amount authorized for purchase under the 2023-2024 Stockholder Return Program as of the end of the period, which has been reduced by the amount of any cash dividends paid by the Company.

See Note 10 - Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements for more information about our 2023-2024 Stockholder Return Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 21, 2024, Jonathan Freier, the Company’s President, Consumer Group, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 30,000 shares of the Company’s common stock between May 23, 2024, and October 31, 2024, subject to certain conditions. The duration of this trading plan is 253 days.

On February 21, 2024, Mark Nelson, the Company’s Executive Vice President and General Counsel, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell all of the Company’s common stock he acquires on October 11, 2024, and February 15, 2025, respectively, upon the vesting of certain time-based restricted stock unit awards and performance-based restricted stock unit awards (“PRSUs”), for a total of up to 167,923 shares if the PRSUs vest at maximum value, subject to certain conditions. The duration of this trading plan is 360 days.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.1	Twelfth Supplemental Indenture, dated as of January 12, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.850% Senior Note due 2029.	8-K	1/12/2024	4.2
4.2	Thirteenth Supplemental Indenture, dated as of January 12, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.150% Senior Note due 2034.	8-K	1/12/2024	4.3
4.3	Fourteenth Supplemental Indenture, dated as of January 12, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.500% Senior Note due 2055.	8-K	1/12/2024	4.4
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (the cover page XBRL tags)

**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

April 26, 2024	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)