Form 10-Q
period 2024-06-30
T-Mobile US, Inc.
filed 2024-07-31
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission File Number: 1-33409
T-MOBILE US, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0836269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12920 SE 38th Street
Bellevue, Washington
(Address of principal executive offices)
98006-1350
(Zip Code)

(425)	378-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	TMUS	The NASDAQ Stock Market LLC
3.550% Senior Notes due 2029	TMUS29	The NASDAQ Stock Market LLC
3.700% Senior Notes due 2032	TMUS32	The NASDAQ Stock Market LLC
3.850% Senior Notes due 2036	TMUS36	The NASDAQ Stock Market LLC

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 26, 2024
Common Stock, par value $0.00001 per share	1,166,784,033

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended June 30, 2024

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$6,417	$5,135
Accounts receivable, net of allowance for credit losses of $160 and $161	4,563	4,692
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $587 and $623	3,776	4,456
Inventory	1,319	1,678
Prepaid expenses	1,059	702
Other current assets	2,163	2,352
Total current assets	19,297	19,015
Property and equipment, net	38,222	40,432
Operating lease right-of-use assets	26,240	27,135
Financing lease right-of-use assets	3,271	3,270
Goodwill	13,015	12,234
Spectrum licenses	98,661	96,707
Other intangible assets, net	2,978	2,618
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $132 and $150	1,780	2,042
Other assets	5,093	4,229
Total assets	$208,557	$207,682
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$7,591	$10,373
Short-term debt	5,867	3,619
Deferred revenue	1,098	825
Short-term operating lease liabilities	3,202	3,555
Short-term financing lease liabilities	1,252	1,260
Other current liabilities	4,028	1,296
Total current liabilities	23,038	20,928
Long-term debt	70,203	69,903
Long-term debt to affiliates	1,496	1,496
Tower obligations	3,725	3,777
Deferred tax liabilities	15,022	13,458
Operating lease liabilities	27,272	28,240
Financing lease liabilities	1,133	1,236
Other long-term liabilities	4,032	3,929
Total long-term liabilities	122,883	122,039
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,269,805,042 and 1,262,904,154 shares issued, 1,166,772,891 and 1,195,807,331 shares outstanding	—	—
Additional paid-in capital	68,463	67,705
Treasury stock, at cost, 103,032,151 and 67,096,823 shares	(15,270)	(9,373)
Accumulated other comprehensive loss	(917)	(964)
Retained earnings	10,360	7,347
Total stockholders' equity	62,636	64,715
Total liabilities and stockholders' equity	$208,557	$207,682
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2024	2023	2024	2023
Revenues
Postpaid revenues	$12,899	$12,070	$25,530	$23,932
Prepaid revenues	2,592	2,444	4,995	4,861
Wholesale and other service revenues	938	1,224	2,000	2,491
Total service revenues	16,429	15,738	32,525	31,284
Equipment revenues	3,106	3,169	6,357	6,888
Other revenues	237	289	484	656
Total revenues	19,772	19,196	39,366	38,828
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,664	2,916	5,352	5,977
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,088	4,088	8,487	8,676
Selling, general and administrative	5,142	5,272	10,280	10,697
Loss (gain) on disposal group held for sale	—	17	—	(25)
Depreciation and amortization	3,248	3,110	6,619	6,313
Total operating expenses	15,142	15,403	30,738	31,638
Operating income	4,630	3,793	8,628	7,190
Other expense, net
Interest expense, net	(854)	(861)	(1,734)	(1,696)
Other (expense) income, net	(8)	6	12	15
Total other expense, net	(862)	(855)	(1,722)	(1,681)
Income before income taxes	3,768	2,938	6,906	5,509
Income tax expense	(843)	(717)	(1,607)	(1,348)
Net income	$2,925	$2,221	$5,299	$4,161

Net income	$2,925	$2,221	$5,299	$4,161
Other comprehensive income, net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $15, $13, $30 and $27	43	40	86	80
Net unrealized loss on fair value hedges, net of tax effect of $(10), $0, $(10) and $0	(30)	—	(30)	—
Unrealized gain on foreign currency translation adjustment, net of tax effect of $0, $0, $0 and $0	—	7	—	9
Amortization of actuarial gain, net of tax effect of $(1), $0, $(3) and $0	(4)	—	(9)	—
Other comprehensive income	9	47	47	89
Total comprehensive income	$2,934	$2,268	$5,346	$4,250
Earnings per share
Basic	$2.50	$1.86	$4.50	$3.45
Diluted	$2.49	$1.86	$4.49	$3.44
Weighted-average shares outstanding
Basic	1,170,025,862	1,193,078,891	1,177,662,179	1,206,270,341
Diluted	1,172,447,353	1,195,533,499	1,180,929,879	1,210,220,958
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Operating activities
Net income	$2,925	$2,221	$5,299	$4,161
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,248	3,110	6,619	6,313
Stock-based compensation expense	164	167	304	344
Deferred income tax expense	747	703	1,462	1,314
Bad debt expense	255	213	537	435
Losses from sales of receivables	25	51	46	89
Loss on remeasurement of disposal group held for sale	—	22	—	9
Changes in operating assets and liabilities
Accounts receivable	(1,286)	(1,514)	(1,702)	(2,782)
Equipment installment plan receivables	155	246	432	398
Inventory	221	362	391	491
Operating lease right-of-use assets	872	929	1,728	1,937
Other current and long-term assets	(416)	354	(256)	212
Accounts payable and accrued liabilities	38	(864)	(1,696)	(1,746)
Short- and long-term operating lease liabilities	(1,148)	(1,183)	(2,165)	(2,192)
Other current and long-term liabilities	(360)	(466)	(532)	(649)
Other, net	81	4	138	72
Net cash provided by operating activities	5,521	4,355	10,605	8,406
Investing activities
Purchases of property and equipment, including capitalized interest of $(8), $(14), $(17) and $(28)	(2,040)	(2,789)	(4,667)	(5,790)
Purchases of spectrum licenses and other intangible assets, including deposits	(156)	(33)	(217)	(106)
Proceeds from sales of tower sites	—	2	—	8
Proceeds related to beneficial interests in securitization transactions	958	1,309	1,848	2,654
Acquisition of companies, net of cash acquired	(390)	—	(390)	—
Other, net	(50)	24	(39)	19
Net cash used in investing activities	(1,678)	(1,487)	(3,465)	(3,215)
Financing activities
Proceeds from issuance of long-term debt	2,136	3,450	5,609	6,463
Repayments of financing lease obligations	(351)	(304)	(678)	(610)
Repayments of long-term debt	(2,723)	(223)	(2,946)	(354)
Repurchases of common stock	(2,387)	(3,591)	(5,981)	(8,210)
Dividends on common stock	(759)	—	(1,528)	—
Tax withholdings on share-based awards	(16)	(70)	(208)	(257)
Other, net	(34)	(46)	(68)	(89)
Net cash used in financing activities	(4,134)	(784)	(5,800)	(3,057)
Change in cash and cash equivalents, including restricted cash and cash held for sale	(291)	2,084	1,340	2,134
Cash and cash equivalents, including restricted cash and cash held for sale
Beginning of period	6,938	4,724	5,307	4,674
End of period	$6,647	$6,808	$6,647	$6,808
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except share and per share amounts)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance as of March 31, 2024	1,177,240,110	89,053,922	$(12,982)	$67,786	$(926)	$8,196	$62,074
Net income	—	—	—	—	—	2,925	2,925
Dividends declared ($0.65 per share)	—	—	—	—	—	(761)	(761)
Other comprehensive income	—	—	—	—	9	—	9
Stock-based compensation	—	—	—	154	—	—	154
Issuance of vested restricted stock units	291,907	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(91,844)	—	—	(16)	—	—	(16)
Repurchases of common stock	(13,979,843)	13,979,843	(2,289)	—	—	—	(2,289)
Ka’ena Acquisition upfront consideration	3,264,952	—	—	536	—	—	536
Other, net	47,609	(1,614)	1	3	—	—	4
Balance as of June 30, 2024	1,166,772,891	103,032,151	$(15,270)	$68,463	$(917)	$10,360	$62,636

Balance as of December 31, 2023	1,195,807,331	67,096,823	$(9,373)	$67,705	$(964)	$7,347	$64,715
Net income	—	—	—	—	—	5,299	5,299
Dividends declared ($1.95 per share)	—	—	—	—	—	(2,286)	(2,286)
Other comprehensive income	—	—	—	—	47	—	47
Stock-based compensation	—	—	—	306	—	—	306
Stock issued for employee stock purchase plan	950,082	—	—	112	—	—	112
Issuance of vested restricted stock units	3,817,697	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,262,899)	—	—	(208)	—	—	(208)
Repurchases of common stock	(35,913,633)	35,913,633	(5,893)	—	—	—	(5,893)
Ka’ena Acquisition upfront consideration	3,264,952	—	—	536	—	—	536
Other, net	109,361	21,695	(4)	12	—	—	8
Balance as of June 30, 2024	1,166,772,891	103,032,151	$(15,270)	$68,463	$(917)	$10,360	$62,636
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

Foreign Currency Transactions

On May 8, 2024, we issued €2.0 billion of euro (“EUR”) denominated debt. T-Mobile’s functional currency is the U.S. dollar (“USD”). Each period, we convert activity and balances in EUR into USD using average exchange rates for the period for income statement amounts and using end-of-period or spot exchange rates for assets and liabilities. We record transaction gains and losses resulting from the conversion of transaction currency to functional currency as a component of Other (expense) income, net on our Condensed Consolidated Statements of Comprehensive Income.

Derivative and Hedging Instruments

The Company manages its exposure to foreign exchange rates and interest rates through a risk management program that includes the use of derivative financial instruments, including cross-currency swaps. We designate certain derivatives as accounting hedge relationships. We do not hold derivatives for trading or speculative purposes.

We record derivatives on our Condensed Consolidated Balance Sheets and recognize them as either assets or liabilities at fair value. Fair value is derived primarily from observable market data, and our derivatives are classified as Level 2 in the fair value hierarchy.

Cash flows associated with qualifying hedge derivative instruments are presented in the same category on our Condensed Consolidated Statements of Cash Flows as the item being hedged. For fair value hedges, other than foreign currency hedges, the change in the fair value of the derivative instruments is recognized in earnings through the same income statement line item as the change in the fair value of the hedged item. For cash flow hedges, as well as fair value foreign currency hedges, the change in the fair value of the derivative instruments is reported in Accumulated other comprehensive loss and recognized in earnings when the hedged item is recognized in earnings, again, through the same income statement line item.

Accounting Pronouncements Not Yet Adopted

Segment Reporting Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard expands reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). The standard will become effective for

Index for Notes to the Condensed Consolidated Financial Statements
us for our fiscal year 2024 annual financial statements and interim financial statements thereafter and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2024 annual financial statements. We are currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The standard will be effective for us for our fiscal year 2025 annual financial statements with early adoption permitted. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and we expect the adoption of the standard will impact certain of our income tax disclosures in the Notes to the Consolidated Financial Statements.

Note 2 – Business Combinations

Acquisition of Ka’ena Corporation

On March 9, 2023, we entered into a Merger and Unit Purchase Agreement (the “Merger and Unit Purchase Agreement”) for the acquisition of 100% of the outstanding equity of Ka’ena Corporation and its subsidiaries, including, among others, Mint Mobile LLC (collectively, “Ka’ena”), for a maximum purchase price of $1.35 billion to be paid out 39% in cash and 61% in shares of T-Mobile common stock (the “Ka’ena Acquisition”). On March 13, 2024, we entered into Amendment No. 1 to the Merger and Unit Purchase Agreement, which amended, among other things, certain mechanics of the payment of the purchase consideration for the Ka’ena Acquisition, which resulted in a nominal increase in the percentage of cash compared to shares of T-Mobile common stock to be paid out as part of the total purchase price.

Upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals, on May 1, 2024 (the “Acquisition Date”), we completed the Ka’ena Acquisition, and as a result, Ka’ena became a wholly owned subsidiary of T-Mobile. Concurrently and as agreed upon through the Merger and Unit Purchase Agreement, T-Mobile and Ka’ena entered into certain separate transactions, including the effective settlement of the preexisting wholesale arrangement between T-Mobile and Ka’ena and agreements with certain of the sellers to provide services to T-Mobile during the post-acquisition period.

Ka’ena is a provider of prepaid mobile services in the U.S. through its primary brands, Mint Mobile and Ultra Mobile, and also offers a selection of wireless devices, including handsets and other mobile communication devices. Prior to the Ka’ena Acquisition, Ka’ena was a wholesale partner of the Company for which we recognized service revenues within Wholesale and other service revenues on our Condensed Consolidated Statements of Comprehensive Income, and for which Ka’ena incurred related expenses for the use of our network. On the Acquisition Date, this relationship was effectively terminated, and the Company acquired Ka’ena’s prepaid customer relationships and will recognize service revenues associated with these customers within Prepaid revenues and operating expenses primarily within Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income subsequent to the Acquisition Date. The Ka’ena Acquisition enhances the Company’s position as a leading prepaid wireless carrier by diversifying our brand identities, enhancing our distribution footprint and preserving the value of our relationship with Ka’ena through its acquisition, including the acquisition of its prepaid customer relationships.

The financial results of Ka’ena from the Acquisition Date through June 30, 2024, were not material to our Condensed Consolidated Statements of Comprehensive Income, nor were they material to our prior period consolidated results on a pro forma basis. Costs related to the Ka’ena Acquisition were not material to our Condensed Consolidated Statements of Comprehensive Income.

Consideration Transferred

In accordance with the terms of the Merger and Unit Purchase Agreement, the total purchase price is variable, dependent upon specified performance indicators of Ka’ena, and consists of an upfront payment on the Acquisition Date and an earnout payable on August 1, 2026. The amount of the upfront payment is subject to customary adjustments within a 105-day review period.

On the Acquisition Date and in satisfaction of the upfront payment, we transferred $420 million in cash and 3,264,952 shares of T-Mobile common stock valued at $536 million as determined based on its closing market price on April 30, 2024, for a total

Index for Notes to the Condensed Consolidated Financial Statements
payment fair value of $956 million. An additional amount of the upfront payment payable to certain sellers was deferred and may be paid through January 2026. As of the Acquisition Date, we recognized a liability of $27 million for the fair value of this deferred amount, which is included in the fair value of consideration transferred in the Ka’ena Acquisition. Furthermore, a portion of the upfront payment made on the Acquisition Date was for the settlement of the preexisting wholesale relationship with Ka’ena and excluded from the fair value of consideration transferred in the Ka’ena Acquisition.

Based on the amount of the upfront payment, up to an additional $403 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout, dependent upon Ka’ena’s achievement of specified performance indicators.

•$241 million of the potential earnout amount is payment for the acquired Ka’ena business. As of the Acquisition Date, we recognized a liability of $183 million for the fair value of such contingent consideration. This liability will be adjusted to fair value at each future reporting date until settled, with a corresponding offset recorded to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

•$162 million of the potential earnout amount is payment for services to be provided to T-Mobile by certain of the sellers during the post-acquisition period, as well as the replacement of equity awards of certain Ka’ena employees. We will record expense as such services are provided during the post-acquisition period within Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income, with a corresponding offset to Other current liabilities and Other long-term liabilities on our Condensed Consolidated Balance Sheets.

The acquisition-date fair value of consideration transferred in the Ka’ena Acquisition totaled $1.2 billion, comprised of the following:

(in millions)	May 1, 2024
Fair value of T-Mobile common stock issued to Ka’ena stockholders on the Acquisition Date	$527
Fair value of cash paid to Ka’ena stockholders on the Acquisition Date	413
Fair value of contingent consideration	183
Fair value of deferred consideration	27
Total fair value of consideration exchanged	$1,150

The fair value of contingent consideration related to the earnout was estimated using the income approach, a probability-weighted discounted cash flow model, whereby a Monte Carlo simulation method estimated the probability of different outcomes. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach for the contingent consideration include forecasted Ka’ena financial information, primarily revenue, marketing costs and customer metrics, the probability of achieving the forecasted financial information and the discount rate.

As of June 30, 2024, $183 million of liabilities for contingent consideration and $21 million of liabilities for post-acquisition services were presented within Other long-term liabilities on our Condensed Consolidated Balance Sheets.

Fair Value of Assets Acquired and Liabilities Assumed

We have accounted for the Ka’ena Acquisition as a business combination. The identifiable assets acquired and liabilities assumed of Ka’ena were recorded at their provisionally assigned fair values as of the Acquisition Date and consolidated with those of T-Mobile. Assigning fair values to the assets acquired and liabilities assumed at the Acquisition Date requires the use of judgment regarding estimates and assumptions. For the provisionally assigned fair values of the assets acquired and liabilities assumed, we used the cost and income approaches.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the provisionally assigned fair values for each class of assets acquired and liabilities assumed at the Acquisition Date. We retained the services of certified valuation specialists to assist with assigning values to certain acquired assets. We are in the process of finalizing the valuation of the assets acquired and liabilities assumed, including income tax-related amounts. Therefore, the provisionally assigned fair values set forth below are subject to adjustment as additional information is obtained and the valuations are completed.

(in millions)	May 1, 2024
Cash and cash equivalents	$24
Accounts receivable	34
Inventory	3
Prepaid expenses	5
Other current assets	10
Property and equipment	1
Operating lease right-of-use assets	2
Goodwill	781
Other intangible assets	740
Other assets	50
Total assets acquired	1,650
Accounts payable and accrued liabilities	42
Deferred revenue	297
Short-term operating lease liabilities	1
Deferred tax liabilities	86
Operating lease liabilities	2
Other long-term liabilities	72
Total liabilities assumed	500
Total consideration transferred	$1,150

Intangible Assets

Goodwill with a provisionally assigned value of $781 million represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed. The provisionally assigned goodwill recognized includes expected growth in customers and service revenues to be achieved from the operations of the combined company, the assembled workforce of Ka’ena and intangible assets that do not qualify for separate recognition. Of the total provisionally assigned amount of goodwill resulting from the Ka’ena Acquisition of $781 million, the preliminary amount deductible for tax purposes is $90 million. All of the goodwill acquired is allocated to the Wireless reporting unit.

Other intangible assets acquired primarily include $545 million of customer relationships with an estimated weighted-average useful life of six years, $70 million of tradenames with an estimated weighted-average useful life of eight years and $125 million of other intangible assets with an estimated weighted-average useful life of four years. The customer relationships are being amortized using the sum-of-the-years digits method over their estimated useful lives, and the tradenames are being amortized on a straight-line basis over their estimated useful lives.

The preliminary fair value of customer relationships was estimated using the income approach. This fair value measurement is based on significant inputs not observable in the market, and, therefore, represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach include forecasted subscriber churn rates, revenue over an estimated period of time, the discount rate and estimated income taxes.

UScellular Wireless Operations

On May 24, 2024, we entered into a securities purchase agreement with United States Cellular Corporation (“UScellular”), Telephone and Data Systems, Inc., and USCC Wireless Holdings, LLC, pursuant to which, among other things, we will acquire substantially all of UScellular’s wireless operations and select spectrum assets for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt through an exchange offer to be made to certain UScellular debtholders prior to closing. To the extent any debtholders do not participate in the exchange, their bonds will continue as obligations of UScellular, and the cash portion of the purchase price will be correspondingly increased. The transaction is expected to close in mid-2025, subject to customary closing conditions and receipt of certain regulatory approvals. Upon closing of the transaction, we expect to account for the UScellular transaction as a business combination and to consolidate the acquired operations.

Index for Notes to the Condensed Consolidated Financial Statements
Following the closing of the transaction, UScellular will retain ownership of its other spectrum, as well as its towers. Subject to the closing of the transaction, we will enter into a 15-year master license agreement to lease space on at least 2,100 towers being retained. Additionally, we will extend our tenancy term on approximately 600 towers where we are already leasing space from UScellular for 15 years post-closing. We estimate the incremental future minimum lease payments associated with the master license agreement will be $1.4 billion over 15 years post-closing.

Note 3 – Joint Ventures

Lumos Joint Venture

On April 24, 2024, we entered into a merger agreement with a fund operated by EQT, Infrastructure VI fund (“Fund VI”), for the joint acquisition by us and Fund VI of Lumos, a fiber-to-the-home platform (“Lumos”), from EQT’s predecessor fund, EQT Infrastructure III. The Lumos joint acquisition is expected to close in late 2024 or early 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $950 million in the joint venture to acquire a 50% equity interest and all existing Lumos fiber customers. The funds invested by us will be used by the joint venture to fund future fiber builds. In addition, pursuant to the merger agreement, we expect to make an additional capital contribution of approximately $500 million in 2027 or 2028. Upon closing of the transaction, we expect to account for the Lumos joint venture under the equity method of accounting and recognize service revenues for the acquired Lumos fiber customers and wholesale costs paid to the joint venture for network access reflected in Cost of services on our Condensed Consolidated Statements of Comprehensive Income.

Metronet Joint Venture

Subsequent to June 30, 2024, on July 18, 2024, we entered into a definitive agreement with KKR & Co. Inc. (“KKR”) to establish a joint venture to acquire Metronet Holdings, LLC and certain of its affiliates (collectively, “Metronet”), a fiber-to-the-home platform. This arrangement is expected to close in 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $4.9 billion in the joint venture to acquire a 50% equity interest and all existing residential fiber customers, as well as funding the joint venture. Upon the closing of the transaction, we expect to account for the Metronet joint venture under the equity method of accounting and recognize service revenues for the acquired Metronet fiber customers and wholesale costs paid to the joint venture for network access reflected in Cost of services on our Condensed Consolidated Statements of Comprehensive Income.

Note 4 – Receivables and Related Allowance for Credit Losses

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

Index for Notes to the Condensed Consolidated Financial Statements
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

EIP receivables had a combined weighted-average effective interest rate of 11.3% and 10.6% as of June 30, 2024, and December 31, 2023, respectively.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	June 30, 2024	December 31, 2023
EIP receivables, gross	$6,275	$7,271
Unamortized imputed discount	(451)	(505)
EIP receivables, net of unamortized imputed discount	5,824	6,766
Allowance for credit losses	(268)	(268)
EIP receivables, net of allowance for credit losses and imputed discount	$5,556	$6,498
Classified on our condensed consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$3,776	$4,456
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	1,780	2,042
EIP receivables, net of allowance for credit losses and imputed discount	$5,556	$6,498

Many of our loss estimation techniques rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of June 30, 2024:

	Originated in 2024		Originated in 2023		Originated prior to 2023		Total EIP Receivables, Net of Unamortized Imputed Discount
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Total
Current - 30 days past due	$2,093	$612	$2,076	$539	$297	$94	$4,466	$1,245	$5,711
31 - 60 days past due	7	14	8	13	2	2	17	29	46
61 - 90 days past due	4	8	7	12	2	2	13	22	35
More than 90 days past due	2	4	8	14	2	2	12	20	32
EIP receivables, net of unamortized imputed discount	$2,106	$638	$2,099	$578	$303	$100	$4,508	$1,316	$5,824

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

The following table presents write-offs of our EIP receivables by year of origination for the six months ended June 30, 2024:

(in millions)	Originated in 2024	Originated in 2023	Originated prior to 2023	Total Write-offs
Write-offs	$30	$200	$53	$283

Activity for the six months ended June 30, 2024 and 2023, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	June 30, 2024			June 30, 2023
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$161	$773	$934	$167	$811	$978
Bad debt expense	254	283	537	205	230	435
Write-offs	(255)	(283)	(538)	(221)	(255)	(476)
Change in imputed discount on short-term and long-term EIP receivables	N/A	45	45	N/A	75	75
Impact on the imputed discount from sales of EIP receivables	N/A	(99)	(99)	N/A	(107)	(107)
Allowance for credit losses and imputed discount, end of period	$160	$719	$879	$151	$754	$905

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of June 30, 2024. In connection with the sales of certain service accounts receivable and EIP receivables pursuant to the sale arrangements, we have deferred purchase price assets included on our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. See Note 5 – Sales of Certain Receivables for further information.

Note 5 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP Sale Arrangement”), which has been revised and extended from time to time. As of both June 30, 2024, and December 31, 2023, the EIP Sale Arrangement provided funding of $1.3 billion.

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

(in millions)	June 30, 2024	December 31, 2023
Other current assets	$336	$348
Other assets	88	103

Index for Notes to the Condensed Consolidated Financial Statements
Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “Service Receivable Sale Arrangement”). On February 27, 2024, we extended the scheduled expiration date of the Service Receivable Sale Arrangement to February 25, 2025. As of both June 30, 2024, and December 31, 2023, the Service Receivable Sale Arrangement provided funding of $775 million.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included on our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	June 30, 2024	December 31, 2023
Other current assets	$202	$209
Other current liabilities	440	373

Sales of Receivables

The following table summarizes the impact of the sale of certain service accounts receivable and EIP receivables on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2024	December 31, 2023
Derecognized net service accounts receivable and EIP receivables	$2,267	$2,388
Other current assets	538	557
of which, deferred purchase price	537	555
Other long-term assets	88	103
of which, deferred purchase price	88	103
Other current liabilities	440	373
Net cash proceeds since inception	1,524	1,583
Of which:
Change in net cash proceeds during the year-to-date period	(59)	(114)
Net cash proceeds funded by reinvested collections	1,583	1,697

At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. As of June 30, 2024, and December 31, 2023, our deferred purchase price related to the sales of service accounts receivable and EIP receivables was $625 million and $658 million, respectively.

We recognized losses from sales of receivables, including changes in fair value of the deferred purchase price, of $25 million and $51 million for the three months ended June 30, 2024 and 2023, respectively, and $46 million and $89 million for the six months ended June 30, 2024 and 2023, respectively, in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

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

Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2024, is as follows:

(in millions)	Goodwill
Balance as of December 31, 2023, net of accumulated impairment losses of $10,984	$12,234
Preliminary goodwill from the Ka’ena Acquisition in 2024	781
Balance as of June 30, 2024, net of accumulated impairment losses of $10,984	$13,015

Spectrum Licenses

The following table summarizes our spectrum license activity for the six months ended June 30, 2024:

(in millions)	2024
Spectrum licenses, beginning of year	$96,707
Spectrum license acquisitions (1)	2,925
Spectrum licenses transferred to held for sale	(1,024)
Costs to clear spectrum	53
Spectrum licenses, end of period	$98,661
(1)As of June 30, 2024, $2.4 billion is included in Other current liabilities on our Condensed Consolidated Balance Sheets related to the closing of the first tranche of the License Purchase Agreement with Channel 51 License Co LLC and LB License Co, LLC discussed below.

Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits, on our Condensed Consolidated Statements of Cash Flows.

Spectrum Transactions

In September 2022, the Federal Communications Commission (“FCC”) announced that we were the winning bidder of 7,156 licenses in Auction 108 (2.5 GHz spectrum) for an aggregate price of $304 million. At inception of Auction 108 in June 2022, we deposited $65 million. We paid the FCC the remaining $239 million for the licenses won in the auction in September 2022. On February 29, 2024, the FCC issued to us the licenses won in Auction 108, and substantially all of these licenses were deployed in March 2024. The licenses are included in Spectrum licenses on our Condensed Consolidated Balance Sheets as of June 30, 2024.

Spectrum Exchange Transactions

During the three and six months ended June 30, 2024, we recognized gains associated with the closing of certain spectrum exchange transactions of $22 million and $47 million, respectively, as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. There were no gains and losses associated with spectrum exchange transactions during the three and six months ended June 30, 2023.

As of June 30, 2024, $1.0 billion of spectrum licenses were classified as held for sale within Other assets on our Condensed Consolidated Balance Sheets related to spectrum exchange agreements pending regulatory approval and closing, which are expected to close in the next twelve months. The closings of these transactions are not expected to have a significant impact on our Condensed Consolidated Statements of Comprehensive Income.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

DISH did not purchase the 800 MHz spectrum by April 1, 2024. As such, we recognized a gain for the $100 million extension fee previously paid by DISH during the three months ended June 30, 2024, within Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income and relieved the liability that was initially recorded upon receipt of the payment. Additionally, we have commenced an auction process for the disposition of the spectrum as required under the final judgment agreed to by us, Deutsche Telekom AG (“DT”), Sprint LLC, SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, to offer the licenses for sale. If the specified minimum price of $3.6 billion is not met during the six-month auction period ending October 1, 2024, we would be relieved of the obligation to sell the licenses.

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

The FCC approved the purchase of the first tranche on December 29, 2023. The first tranche closed on June 24, 2024, with the associated payment of $2.4 billion due August 5, 2024. We anticipate that the second closing (on the deferred licenses) will occur in late 2024 or early 2025.

The parties have agreed that each of the closings will occur within 180 days after the receipt of the applicable required regulatory approvals, and payment of each portion of the aggregate $3.5 billion purchase price will occur no later than 40 days after the date of each respective closing.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	June 30, 2024			December 31, 2023
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships (1)	Up to 8 years	$5,428	$(3,780)	$1,648	$4,883	$(3,451)	$1,432
Reacquired rights	Up to 9 years	770	(277)	493	770	(231)	539
Tradenames and patents (1)	Up to 19 years	325	(145)	180	208	(134)	74
Favorable spectrum leases	Up to 27 years	672	(165)	507	686	(148)	538
Other (1)	Up to 10 years	478	(328)	150	353	(318)	35
Other intangible assets		$7,673	$(4,695)	$2,978	$6,900	$(4,282)	$2,618
(1)Includes intangible assets acquired in the Ka’ena Acquisition. See Note 2 - Business Combinations for more information.

Index for Notes to the Condensed Consolidated Financial Statements
Amortization expense for intangible assets subject to amortization was $205 million and $215 million for the three months ended June 30, 2024 and 2023, respectively, and $416 million and $469 million for the six months ended June 30, 2024 and 2023, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization is summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending June 30,
2025	$841
2026	662
2027	489
2028	328
2029	210
Thereafter	448
Total	$2,978

Note 7 – Fair Value Measurements

The carrying values of Cash and cash equivalents, Accounts receivable and Accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying values of EIP receivables approximate fair value as the receivables are recorded at their present value using an imputed interest rate.

Derivative Financial Instruments

We use derivatives to manage exposure to market risk, such as exposure to fluctuations in foreign currency exchange rates and interest rates. We designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship to mitigate fluctuations in values or cash flows related to such risks caused by foreign currency or interest rate volatility. We do not use derivatives for trading or speculative purposes.

Cash flows associated with qualifying hedge derivative instruments are presented in the same category on our Condensed Consolidated Statements of Cash Flows as the item being hedged. For fair value hedges, other than foreign currency hedges, the change in the fair value of the derivative instruments is recognized in earnings through the same income statement line item as the change in the fair value of the hedged item. For cash flow hedges, as well as fair value foreign currency hedges, the change in the fair value of the derivative instruments is reported in Accumulated other comprehensive loss and recognized in earnings when the hedged item is recognized in earnings, again, through the same income statement line item.

We record derivatives on our Condensed Consolidated Balance Sheets at fair value that is derived primarily from observable market data, including exchange rates, interest rates and forward curves. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to derivative valuations are generally observable in active markets and, as such, are classified as Level 2 in the fair value hierarchy.

Cross-Currency Swaps

We enter into cross-currency swaps to offset changes in value of our payments on foreign-denominated debt in USD and to mitigate the impact of foreign currency transaction gains and losses.

On April 30, 2024, we entered into cross-currency swap agreements, with the same notional amounts as the EUR-denominated debt issuance on May 8, 2024, to effectively convert €2.0 billion to USD borrowings, with the same maturities of five, eight and 12 years. The swaps qualify and have been designated as fair value hedges of our EUR-denominated debt, mitigating our exposure to foreign currency transaction gains and losses.

Accordingly, all changes in the fair value of the cross-currency swaps will be initially recorded through Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets and reclassified to earnings in an amount that exactly offsets the periodic transaction gain or loss on remeasuring the debt, such that there will be no earnings volatility due to changes in foreign-currency exchange rates. Transaction gains or losses on remeasuring the EUR-denominated debt, as well as the

Index for Notes to the Condensed Consolidated Financial Statements
offsetting swap amounts, are recorded within Other (expense) income, net on our Condensed Consolidated Statements of Comprehensive Income.

Changes in the fair value of the swaps may be different from the current period transaction gain or loss on remeasurement of the debt, in which case the difference will remain in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. These differences generally represent credit or liquidity risk, referred to as a basis spread, and the time value of money (“excluded components”). The value of the excluded components is recognized in earnings using a systematic and rational method by accruing the current-period swap settlements into Interest expense, net, on our Condensed Consolidated Statements of Comprehensive Income. If an amount remains in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets upon settlement of the derivative, those amounts will be reclassified to earnings at that time.

During the three months ended June 30, 2024, we recognized a pre-tax loss of $47 million in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets related to these swaps. During the three months ended June 30, 2024, $7 million of the loss recognized in Accumulated other comprehensive loss was reclassified to Other (expense) income, net, on our Condensed Consolidated Statements of Comprehensive Income to exactly offset the related pre-tax foreign currency transaction gain on the underlying EUR-denominated debt.

Interest Rate Lock Derivatives

Aggregate changes in the fair value of our interest rate lock derivatives, which were terminated in April 2020, of $1.1 billion are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of both June 30, 2024, and December 31, 2023.

During the three months ended June 30, 2024 and 2023, $59 million and $55 million, respectively, and during the six months ended June 30, 2024 and 2023, $116 million and $108 million, respectively, were amortized from Accumulated other comprehensive loss into Interest expense, net, on our Condensed Consolidated Statements of Comprehensive Income. We expect to amortize $245 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending June 30, 2025.

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

The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included on our Condensed Consolidated Balance Sheets, were $625 million and $658 million as of June 30, 2024, and December 31, 2023, respectively.

Debt

The fair value of our Senior Notes and spectrum-backed Senior Secured Notes to third parties was determined based on quoted market prices in active markets. Accordingly, our Senior Notes and spectrum-backed Senior Secured Notes to third parties were classified as Level 1 within the fair value hierarchy. The fair value of our Senior Notes to affiliates was determined based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. Accordingly, our Senior Notes to affiliates were classified as Level 2 within the fair value hierarchy. The fair value of our Senior Notes to third parties (EUR-denominated) and asset-backed notes (“ABS Notes”) was primarily based on quoted prices in inactive markets for identical instruments and observable changes in market interest rates, both of which are Level 2 inputs. Accordingly, our Senior Notes to third parties (EUR-denominated) and ABS Notes were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to third parties (EUR-denominated), Senior Notes to affiliates and ABS Notes. The fair value estimates were based on information available as of June 30, 2024, and December 31, 2023. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Index for Notes to the Condensed Consolidated Financial Statements
The carrying amounts and fair values of our short-term and long-term debt included on our Condensed Consolidated Balance Sheets were as follows:

(in millions)	Level within the Fair Value Hierarchy	June 30, 2024		December 31, 2023
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$70,874	$64,705	$70,493	$65,962
Senior Notes to third parties (EUR-denominated)	2	2,129	2,141	—	—
Senior Notes to affiliates	2	1,496	1,484	1,496	1,499
Senior Secured Notes to third parties	1	1,820	1,766	2,281	2,207
ABS Notes to third parties	2	1,247	1,244	748	748

Note 8 – Debt

The following table sets forth the debt balances and activity as of, and for the six months ended, June 30, 2024:

(in millions)	December 31, 2023	Proceeds from Issuances and Borrowings (1)	Note Redemptions	Repayments	Reclassifications (1)	Other (2)	June 30, 2024
Short-term debt	$3,619	$—	$(2,500)	$(446)	$5,240	$(46)	$5,867
Long-term debt	69,903	5,609	—	—	(5,240)	(69)	70,203
Total debt to third parties	73,522	5,609	(2,500)	(446)	—	(115)	76,070
Long-term debt to affiliates	1,496	—	—	—	—	—	1,496
Total debt	$75,018	$5,609	$(2,500)	$(446)	$—	$(115)	$77,566
(1)Issuances and borrowings and reclassifications are recorded net of accrued or paid issuance costs and discounts.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees and the impact from changes in foreign currency exchange rates.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 4.1% and 4.0% on weighted-average debt outstanding of $78.6 billion and $76.4 billion for the three months ended June 30, 2024 and 2023, respectively, and 4.1% and 4.0% on weighted-average debt outstanding of $78.0 billion and $74.9 billion for the six months ended June 30, 2024 and 2023, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt to third parties and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Issuances and Borrowings

During the six months ended June 30, 2024, we issued the following Senior Notes:

(in millions)	Principal Issuances	Discounts and Issuance Costs, Net	Net Proceeds from Issuance of Long-Term Debt	Issue Date
4.850% Senior Notes due 2029	$1,000	$(6)	$994	January 12, 2024
5.150% Senior Notes due 2034	1,250	(11)	1,239	January 12, 2024
5.500% Senior Notes due 2055	750	(7)	743	January 12, 2024
3.550% Senior Notes due 2029 (EUR-denominated)	645	(3)	642	May 8, 2024
3.700% Senior Notes due 2032 (EUR-denominated)	806	(4)	802	May 8, 2024
3.850% Senior Notes due 2036 (EUR-denominated)	699	(7)	692	May 8, 2024
Total of Senior Notes issued	$5,150	$(38)	$5,112

5.050% Class A Senior ABS Notes due 2029	$500	$(3)	$497	February 14, 2024
Total of ABS Notes issued	$500	$(3)	$497

Index for Notes to the Condensed Consolidated Financial Statements
Note Redemption and Repayments

During the six months ended June 30, 2024, we made the following redemption and repayments:

(in millions)	Principal Amount	Payment Date
7.125% Senior Notes due 2024	$2,500	June 15, 2024
Total Redemption	$2,500

4.738% Secured Series 2018-1 A-1 Notes due 2025	$262	Various
5.152% Series 2018-1 A-2 Notes due 2028	184	Various
Total Repayments	$446

Asset-backed Notes

On February 14, 2024, we issued $500 million of 5.050% Class A Senior ABS Notes to third parties in a private placement transaction. These ABS Notes are secured by $662 million of gross EIP receivables and future collections on such receivables. Net proceeds of $497 million from these ABS Notes are presented in Proceeds from issuance of long-term debt on our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024.

As of June 30, 2024, $1.3 billion of our ABS Notes were secured in total by $1.6 billion of gross EIP receivables and future collections on such receivables. Our ABS Notes and the assets securing this debt are included on our Condensed Consolidated Balance Sheets.

The expected maturities of our ABS Notes as of June 30, 2024, were as follows:

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

The following table summarizes the carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets with respect to the ABS Entities:

(in millions)	June 30, 2024	December 31, 2023

Assets
Equipment installment plan receivables, net	$1,167	$739
Equipment installment plan receivables due after one year, net	329	168
Other current assets	145	101
Liabilities
Accounts payable and accrued liabilities	$2	$1
Short-term debt	581	198
Long-term debt	666	550

See Note 4 – Receivables and Related Allowance for Credit Losses for additional information on the EIP receivables used to secure the ABS Notes.

Index for Notes to the Condensed Consolidated Financial Statements
Restricted Cash

Certain provisions of our debt agreements require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash. See Note 14 – Additional Financial Information for our reconciliation of Cash and cash equivalents, including restricted cash.

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

The following table summarizes the balances associated with both of the tower arrangements on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2024	December 31, 2023
Property and equipment, net	$2,144	$2,220
Tower obligations	3,725	3,777
Other long-term liabilities	554	554

Future minimum payments related to the tower obligations are approximately $407 million for the 12-month period ending June 30, 2025, $778 million in total for both of the 12-month periods ending June 30, 2026 and 2027, $822 million in total for both of the 12-month periods ending June 30, 2028 and 2029, and $3.9 billion in total thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities, as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $245 million in our Operating lease liabilities as of June 30, 2024.

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

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Postpaid service revenues
Postpaid phone revenues	$11,310	$10,799	$22,455	$21,451
Postpaid other revenues	1,589	1,271	3,075	2,481
Total postpaid service revenues	$12,899	$12,070	$25,530	$23,932

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

Index for Notes to the Condensed Consolidated Financial Statements
Contract Balances

The contract asset and contract liability balances from contracts with customers as of June 30, 2024, and December 31, 2023, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2023	$607	$812
Balance as of June 30, 2024	544	1,091
Change	$(63)	$279

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of approximately $409 million and $495 million as of June 30, 2024, and December 31, 2023, respectively, was included in Other current assets on our Condensed Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers, including customers acquired through the Ka’ena Acquisition. Contract liabilities are primarily included in Deferred revenue on our Condensed Consolidated Balance Sheets.

Revenues for the three and six months ended June 30, 2024 and 2023 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Amounts included in the beginning of year contract liability balance	$33	$39	$731	$706

Remaining Performance Obligations

As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.1 billion. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of June 30, 2024, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $637 million, $1.4 billion and $3.2 billion for the remainder of 2024, 2025, and 2026 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to seven years.

Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $2.0 billion and $2.1 billion for June 30, 2024 and December 31, 2023, respectively, and is included in Other assets on our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income were $489 million and $444 million for the three months ended June 30, 2024 and 2023, respectively, and $978 million and $866 million for the six months ended June 30, 2024 and 2023, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and six months ended June 30, 2024 and 2023.

Index for Notes to the Condensed Consolidated Financial Statements
Note 11 – Stockholder Return Program

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

On March 15, 2024, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding common stock, which was paid on June 13, 2024, to stockholders of record as of the close of business on May 31, 2024.

On June 13, 2024, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding common stock, which will be paid on September 12, 2024, to stockholders of record as of the close of business on August 30, 2024.

During the three and six months ended June 30, 2024, we paid an aggregate of $759 million and $1.5 billion, respectively, in cash dividends to our stockholders, which was presented within Net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows, of which during the three and six months ended June 30, 2024, $381 million and $769 million, respectively, was paid to DT. As of June 30, 2024, $758 million for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets, of which $383 million is payable to DT.

During the three months ended June 30, 2024, we repurchased 13,979,843 shares of our common stock at an average price per share of $162.85 for a total purchase price of $2.3 billion, and during the six months ended June 30, 2024, we repurchased 35,913,633 shares of our common stock at an average price per share of $162.75 for a total purchase price of $5.8 billion, under the 2023-2024 Stockholder Return Program. All shares repurchased during the six months ended June 30, 2024, were purchased at market price. As of June 30, 2024, we had up to $8.7 billion remaining under the 2023-2024 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2024. The next quarterly cash dividend will be paid on September 12, 2024.

Note 12 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2024	2023	2024	2023
Net income	$2,925	$2,221	$5,299	$4,161

Weighted-average shares outstanding – basic	1,170,025,862	1,193,078,891	1,177,662,179	1,206,270,341
Effect of dilutive securities:
Outstanding stock options, unvested stock awards	2,421,491	2,454,608	3,267,700	3,950,617
Weighted-average shares outstanding – diluted	1,172,447,353	1,195,533,499	1,180,929,879	1,210,220,958

Earnings per share – basic	$2.50	$1.86	$4.50	$3.45
Earnings per share – diluted	$2.49	$1.86	$4.49	$3.44

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	1,827	246,892	955	160,116
SoftBank contingent consideration (1)	—	48,751,557	—	48,751,557
Ka’ena Acquisition contingent consideration (2)	932,755	—	466,377	—
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
(2)     The weighted-average number of shares contingently issuable related to the Ka’ena Acquisition earnout consideration (“Ka’ena Contingent Shares”) are included in potentially dilutive securities based on the maximum number of shares contingently issuable for the earnout and the 20 trading day volume-weighted average price as of June 30, 2024. No Ka’ena Contingent Shares were outstanding during the six months ended June 30, 2024, as the threshold specified performance indicators had not been achieved.

Index for Notes to the Condensed Consolidated Financial Statements
As of June 30, 2024, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of June 30, 2024 and 2023. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

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

Contingencies and Litigation

Litigation and Regulatory Matters

We are involved in various lawsuits and disputes, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation and Regulatory Matters”) that arise in the ordinary course of business, which include claims of patent infringement (most of which are asserted by non-practicing entities primarily seeking monetary damages), class actions, and proceedings to enforce FCC or other government agency rules and regulations. Those Litigation and Regulatory Matters are at various stages, and some of them may proceed to trial, arbitration, hearing, or other adjudication that could result in fines, penalties, or awards of monetary or injunctive relief in the coming 12 months if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate. The accruals are reflected on our condensed consolidated financial statements, but they are not considered to be, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including, but not limited to, uncertainty concerning legal theories and their resolution by courts or regulators, uncertain damage theories and demands, and a less than fully developed factual record. For Litigation and Regulatory Matters that may result in a contingent gain, we recognize such gains on our condensed consolidated financial statements when the gain is realized or realizable. We recognize legal costs expected to be incurred in connection with Litigation and Regulatory Matters as they are incurred. Except as otherwise specified below, we do not expect that the ultimate resolution of these Litigation and Regulatory Matters, individually or in the aggregate, will have a material adverse effect on our financial position, but we note that an unfavorable outcome of some or all of the specific matters identified below, or other matters that we are or may become involved in could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

On February 28, 2020, T-Mobile and Sprint each received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. On April 29, 2024, the FCC issued Forfeiture Orders against T-Mobile and Sprint that largely adopted the allegations and conclusions of the Notices of Apparent Liability and imposed penalties on T-Mobile and Sprint. T-Mobile and Sprint paid those penalties under protest, and on June 27, 2024, T-Mobile and Sprint filed Petitions for Review challenging the FCC’s Forfeiture Orders in the United States Court of Appeals for the District of Columbia. We are unable to predict the potential outcome of those proceedings.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

As a result of the August 2021 cyberattack, we have become subject to numerous lawsuits, including mass arbitration claims and multiple class action lawsuits that have been filed in numerous jurisdictions seeking, among other things, unspecified monetary damages, costs and attorneys’ fees arising out of the August 2021 cyberattack. In December 2021, the Judicial Panel on Multidistrict Litigation consolidated the federal class action lawsuits in the U.S. District Court for the Western District of Missouri under the caption In re: T-Mobile Customer Data Security Breach Litigation, Case No. 21-md-3019-BCW. On July 22, 2022, we entered into an agreement to settle the lawsuit. On June 29, 2023, the Court issued an order granting final approval of the settlement, which is subject to potential appeals. Under the terms of the settlement, we would pay an aggregate of $350 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. We also committed to an aggregate incremental spend of $150 million for data security and related technology in 2022 and 2023. We previously paid $35 million for claims administration purposes. On July 31, 2023, a class member filed an appeal to the final approval order challenging the Court’s award of attorneys’ fees to class counsel. On July 29, 2024, the Court of Appeals ruled in favor of appellant and sent the case back to the trial court for further proceedings to resolve plaintiffs’ counsel’s fee request. We expect the remaining portion of the $350 million settlement payment to fund claims to be made once that issue is resolved. We anticipate that, upon exhaustion of any appeals, the settlement will provide a full release of all claims arising out of the August 2021 cyberattack by class members who do not opt out, against all defendants, including us, our subsidiaries and affiliates, and our directors and officers. The settlement contains no admission of liability, wrongdoing or responsibility by any of the defendants. We have the right to terminate the settlement agreement under certain conditions.

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

In addition, in September 2022, a purported Company shareholder filed a derivative action in the Delaware Chancery Court under the caption Harper v. Sievert et al., Case No. 2022-0819-SG, against our current directors and certain of our former

Index for Notes to the Condensed Consolidated Financial Statements
directors, alleging claims for breach of fiduciary duty relating to the Company’s cybersecurity practices. We are also named as a nominal defendant in the lawsuit. On May 31, 2024, the court issued an opinion dismissing the plaintiff’s complaint in its entirety. Such judgement has since been appealed. We are unable at this time to predict the potential outcome of this lawsuit or whether we may be subject to further private litigation.

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

In light of the inherent uncertainties involved in such matters, and based on the information currently available to us, in addition to the previously recorded pre-tax charge of approximately $400 million noted above, we believe it is reasonably possible that we could incur additional losses associated with these proceedings and inquiries, and we will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Ongoing legal and other costs related to these proceedings and inquiries, as well as any potential future actions, may be substantial, and losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries could be material to our business, reputation, financial condition, cash flows and operating results.

On June 17, 2022, plaintiffs filed a putative antitrust class action complaint in the Northern District of Illinois, Dale et al. v. Deutsche Telekom AG, et al., Case No. 1:22-cv-03189, against DT, T-Mobile, and SoftBank, alleging that the Merger violated the antitrust laws and harmed competition in the U.S. retail cell service market. Plaintiffs seek injunctive relief and trebled monetary damages on behalf of a purported class of AT&T and Verizon customers whom plaintiffs allege paid artificially inflated prices due to the Merger. We are vigorously defending this lawsuit, but we are unable to predict the potential outcome.

On January 5, 2023, we identified that a bad actor was obtaining data through a single Application Programming Interface (“API”) without authorization. Based on our investigation, the impacted API is only able to provide a limited set of customer account data, including name, billing address, email, phone number, date of birth, T-Mobile account number and information, such as the number of lines on the account and plan features. The result from our investigation indicates that the bad actor(s) obtained data from this API for approximately 37 million current postpaid and prepaid customer accounts, though many of these accounts did not include the full data set. We believe that the bad actor first retrieved data through the impacted API starting on or around November 25, 2022. We have notified individuals whose information was impacted consistent with state and federal requirements.

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

Note 14 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	June 30, 2024	December 31, 2023
Accounts payable	$3,290	$5,573
Payroll and related benefits	743	1,142
Property and other taxes, including payroll	1,638	1,704
Accrued interest	887	818
Other accrued liabilities	1,033	1,136
Accounts payable and accrued liabilities	$7,591	$10,373

Book overdrafts included in accounts payable were $364 million and $740 million as of June 30, 2024, and December 31, 2023, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
Supplemental Condensed Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Interest payments, net of amounts capitalized	$935	$896	$1,831	$1,736
Operating lease payments	1,457	1,483	2,801	2,797
Income tax payments	107	95	114	122
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	$833	$1,109	$1,494	$2,228
Change in accounts payable and accrued liabilities for purchases of property and equipment	(232)	(408)	(1,126)	(737)
Operating lease right-of-use assets obtained in exchange for lease obligations	344	674	831	1,113
Financing lease right-of-use assets obtained in exchange for lease obligations	311	324	574	563
Contingent and other deferred consideration related to the Ka’ena Acquisition	210	—	210	—

Cash and cash equivalents, including restricted cash

Cash and cash equivalents, including restricted cash, presented on our Condensed Consolidated Statements of Cash Flows were included on our Condensed Consolidated Balance Sheets as follows:

(in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$6,417	$5,135
Restricted cash (included in Other current assets)	150	101
Restricted cash (included in Other assets)	80	71
Cash and cash equivalents, including restricted cash	$6,647	$5,307

Note 15 – Subsequent Event

Subsequent to June 30, 2024, on July 18, 2024, we entered into a definitive agreement with KKR to establish a joint venture to acquire Metronet. See Note 3 – Joint Ventures for additional information.

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
•the timing and effects of any future acquisition, divestiture, investment, or merger involving us, including our inability to obtain any required regulatory approval necessary to consummate any such transactions;
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
•our exclusive forum provision as provided in our Fifth Amended and Restated Certificate of Incorporation;
•interests of DT, our controlling stockholder, which may differ from the interests of other stockholders;
•the dollar amount authorized for our 2023-2024 Stockholder Return Program (as defined in Note 11 – Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements) may not be fully utilized, and our share repurchases and dividend payments pursuant thereto may fail to have the desired impact on stockholder value; and
•future sales of our common stock by DT and SoftBank and our inability to attract additional equity financing outside the United States due to foreign ownership limitations by the FCC.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law.

Investors and others should note that we announce material information to our investors using our investor relations website (https://investor.t-mobile.com), newsroom website (https://t-mobile.com/news), press releases, SEC filings and public conference calls and webcasts. We intend to also use certain social media accounts as means of disclosing information about us and our services and for complying with our disclosure obligations under Regulation FD (the @TMobileIR X account (https://x.com/TMobileIR), the @MikeSievert X account (https://x.com/MikeSievert), which Mr. Sievert also uses as a means for personal communications and observations, and the @TMobileCFO X account (https://x.com/tmobilecfo) and our Chief Financial Officer’s LinkedIn account (https://www.linkedin.com/in/peter-osvaldik-3887394), both of which Mr. Osvaldik also uses as a means for personal communication and observations). The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these social media channels in addition to following our press releases, SEC filings and public conference calls and webcasts. The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time as listed on our investor relations website.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, included in Part I, Item 1 of this Form 10-Q, and audited consolidated financial statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Merger-Related Costs

Merger-related costs associated with the Sprint Merger generally include:

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

During the three months ended June 30, 2024, we recognized a gain for the $100 million extension fee previously paid by DISH associated with the DISH License Purchase Agreement as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The gain was presented as a reduction in Merger-related costs and excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA. See Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements for more information.

Merger-related costs are presented below:

(in millions)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$73	$178	$(105)	(59)%	$180	$386	$(206)	(53)%
Cost of equipment sales, exclusive of depreciation and amortization	—	—	—	NM	—	(9)	9	(100)%
Selling, general and administrative	(82)	98	(180)	(184)%	(59)	257	(316)	(123)%
Total Merger-related (gain) costs, net	$(9)	$276	$(285)	(103)%	$121	$634	$(513)	(81)%

Net cash payments for Merger-related costs	$241	$728	$(487)	(67)%	$534	$1,212	$(678)	(56)%
NM- Not meaningful

As of June 30, 2024, we have incurred all restructuring and integration costs associated with the Sprint Merger, with the cash payments for the Merger-related costs extending beyond 2024. Cash payments extending beyond 2024 primarily relate to operating and financing leases for which we have recognized accelerated lease expense.

Lumos Joint Venture

On April 24, 2024, we entered into a merger agreement with a fund operated by EQT, Infrastructure VI fund (“Fund VI”), for the joint acquisition by us and Fund VI of Lumos, a fiber-to-the-home platform (“Lumos”), from EQT’s predecessor fund, EQT Infrastructure III. The Lumos joint acquisition is expected to close in late 2024 or early 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $950 million in the joint venture to acquire a 50% equity interest and all existing Lumos fiber customers. The funds invested by us will be used to fund future fiber builds. In addition, pursuant to the merger agreement, we expect to make an additional capital contribution of approximately $500 million in 2027 or 2028. The joint venture will focus on market identification and selection, network engineering and design, network deployment, and customer installation, with us owning customer relationships and selling fiber service under the T-Mobile brand. Upon closing of the transaction, we expect to account for the Lumos joint venture under the equity method of accounting and recognize service revenues for the acquired Lumos fiber customers and wholesale costs paid to the joint venture for network access reflected in Cost of services on our Condensed Consolidated Statements of Comprehensive Income.

Acquisition of Ka’ena Corporation

On May 1, 2024 (the “Acquisition Date”), we completed the merger with Ka’ena Corporation and its subsidiaries, including, among others, Mint Mobile LLC (collectively, “Ka’ena”), and as a result, Ka’ena became a wholly owned subsidiary of T-Mobile (the “Ka’ena Acquisition”). The total purchase price is variable, dependent upon specified performance indicators of Ka’ena, and consists of an upfront payment on the Acquisition Date and an earnout payable on August 1, 2026. On the Acquisition Date and in satisfaction of the upfront payment, we transferred $420 million in cash and 3,264,952 shares of T-Mobile common stock valued at $536 million as determined based on its closing market price on April 30, 2024, for a total payment fair value of $956 million. A portion of the upfront payments made on the Acquisition Date was for the settlement of the preexisting wholesale relationship with Ka’ena.

Based on the amount paid upfront, up to an additional $403 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout, dependent upon Ka’ena’s achievement of specified performance indicators.

Prior to the Ka’ena Acquisition, Ka’ena was a wholesale partner of the Company for which we recognized service revenues within Wholesale and other service revenues. Upon the closing of the Ka’ena Acquisition, this relationship was effectively terminated, and the Company acquired Ka’ena’s prepaid customer relationships and will recognize service revenues associated with these customers within Prepaid revenues and operating expenses primarily within Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income subsequent to the Acquisition Date.

For more information regarding the Ka’ena Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

UScellular Wireless Operations

On May 24, 2024, we entered into a securities purchase agreement with United States Cellular Corporation (“UScellular”), Telephone and Data Systems, Inc., and USCC Wireless Holdings, LLC, pursuant to which, among other things, we will acquire substantially all of UScellular’s wireless operations and select spectrum assets for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt through an exchange offer to be made to certain UScellular debtholders prior to closing. To the extent any debtholders do not participate in the exchange, their bonds will continue as obligations of UScellular, and the cash portion of the purchase price will be correspondingly increased. The transaction is expected to close in mid-2025, subject to customary closing conditions and receipt of certain regulatory approvals. Upon closing of the transaction, we expect to account for the UScellular transaction as a business combination and to consolidate the acquired operations. We expect this transaction will yield approximately $1.0 billion in total annual run rate cost synergies, including operating expense and capital expenditure synergies, upon integration, with total cost to achieve the integration currently estimated at between $2.2 billion to $2.6 billion.

For more information regarding our acquisition of UScellular Wireless Assets, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Metronet Joint Venture

Subsequent to June 30, 2024, on July 18, 2024, we entered into a definitive agreement with KKR & Co. Inc. (“KKR”) to establish a joint venture to acquire Metronet Holdings, LLC and certain of its affiliates (collectively, “Metronet”), a fiber-to-the-home platform. This arrangement is expected to close in 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $4.9 billion in the joint venture to acquire a 50% equity interest and all existing residential fiber customers, as well as funding the joint venture. We do not anticipate making further capital contributions following the closing. The joint venture will focus on build plans, network engineering and design, network deployment, and customer installation, with us owning customer relationships and selling fiber service under the T-Mobile brand. Upon the closing of the transaction, we expect to account for the Metronet joint venture under the equity method of accounting and recognize service revenues for the acquired Metronet fiber customers and wholesale costs paid to the joint venture for network access reflected in Cost of services on our Condensed Consolidated Statements of Comprehensive Income.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Postpaid revenues	$12,899	$12,070	$829	7%	$25,530	$23,932	$1,598	7%
Prepaid revenues	2,592	2,444	148	6%	4,995	4,861	134	3%
Wholesale and other service revenues	938	1,224	(286)	(23)%	2,000	2,491	(491)	(20)%
Total service revenues	16,429	15,738	691	4%	32,525	31,284	1,241	4%
Equipment revenues	3,106	3,169	(63)	(2)%	6,357	6,888	(531)	(8)%
Other revenues	237	289	(52)	(18)%	484	656	(172)	(26)%
Total revenues	19,772	19,196	576	3%	39,366	38,828	538	1%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,664	2,916	(252)	(9)%	5,352	5,977	(625)	(10)%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,088	4,088	—	—%	8,487	8,676	(189)	(2)%
Selling, general and administrative	5,142	5,272	(130)	(2)%	10,280	10,697	(417)	(4)%
Loss (gain) on disposal group held for sale	—	17	(17)	(100)%	—	(25)	25	(100)%
Depreciation and amortization	3,248	3,110	138	4%	6,619	6,313	306	5%
Total operating expenses	15,142	15,403	(261)	(2)%	30,738	31,638	(900)	(3)%
Operating income	4,630	3,793	837	22%	8,628	7,190	1,438	20%
Other expense, net
Interest expense, net	(854)	(861)	7	(1)%	(1,734)	(1,696)	(38)	2%
Other (expense) income, net	(8)	6	(14)	(233)%	12	15	(3)	(20)%
Total other expense, net	(862)	(855)	(7)	1%	(1,722)	(1,681)	(41)	2%
Income before income taxes	3,768	2,938	830	28%	6,906	5,509	1,397	25%
Income tax expense	(843)	(717)	(126)	18%	(1,607)	(1,348)	(259)	19%
Net income	$2,925	$2,221	$704	32%	$5,299	$4,161	$1,138	27%

Statement of Cash Flows Data
Net cash provided by operating activities	$5,521	$4,355	$1,166	27%	$10,605	$8,406	$2,199	26%
Net cash used in investing activities	(1,678)	(1,487)	(191)	13%	(3,465)	(3,215)	(250)	8%
Net cash used in financing activities	(4,134)	(784)	(3,350)	427%	(5,800)	(3,057)	(2,743)	90%
Non-GAAP Financial Measures
Adjusted EBITDA	$8,053	$7,405	$648	9%	$15,705	$14,604	$1,101	8%
Core Adjusted EBITDA	8,027	7,336	691	9%	15,644	14,388	1,256	9%
Adjusted Free Cash Flow	4,439	2,877	1,562	54%	7,786	5,278	2,508	48%

The following discussion and analysis is for the three and six months ended June 30, 2024, compared to the same period in 2023, unless otherwise stated.

Total revenues increased $576 million, or 3%, for the three months ended and increased $538 million, or 1%, for the six months ended June 30, 2024. The components of these changes are discussed below.

Postpaid revenues increased $829 million, or 7%, for the three months ended and increased $1.6 billion, or 7%, for the six months ended June 30, 2024, primarily from:

•Higher average postpaid accounts; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues increased $148 million, or 6%, for the three months ended and increased $134 million, or 3%, for the six months ended June 30, 2024, primarily from:

•Higher average prepaid customers, primarily from the prepaid customers acquired through the Ka’ena Acquisition; partially offset by
•Lower prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A.

Wholesale and other service revenues decreased $286 million, or 23%, for the three months ended and decreased $491 million, or 20%, for the six months ended June 30, 2024.

The decrease for the three months ended June 30, 2024, was primarily from:

•Lower MVNO revenues, primarily due to DISH servicing more of its Boost customers with their standalone network, the impact from the Ka’ena Acquisition and the migration of legacy TracFone customers off of the T-Mobile network, partially offset by growth in other MVNO partners; and
•Lower Affordable Connectivity Program and Lifeline revenues.

The decrease for the six months ended June 30, 2024, was primarily from:

•Lower Wireline revenues due to the sale of the Wireline Business on May 1, 2023;
•Lower MVNO revenues, primarily due to DISH servicing more of its Boost customers with their standalone network and the migration of legacy TracFone customers off of the T-Mobile network, partially offset by growth in other MVNO partners; and
•Lower Affordable Connectivity Program and Lifeline revenues.

Equipment revenues decreased $63 million, or 2%, for the three months ended and decreased $531 million, or 8%, for the six months ended June 30, 2024.

The decrease for the three months ended June 30, 2024, was primarily from:

•A decrease of $140 million in device sales revenue, excluding purchased leased devices, primarily from:
•A net decrease in the total number of devices sold, driven by lower Assurance Wireless, prepaid and postpaid upgrade units, partially offset by higher postpaid gross addition related devices; partially offset by
•Slightly higher average revenue per device sold, net of promotions, primarily driven by an increase in the high-end phone mix; partially offset by
•An increase of $121 million in liquidation revenue, primarily due to a higher number of in-house liquidated devices, including the impact from the transition of certain device recovery programs from external sources to in-house processing.

The decrease for the six months ended June 30, 2024, was primarily from:

•A decrease of $643 million in device sales revenue, excluding purchased leased devices, primarily from:
•A net decrease in the total number of devices sold, driven by lower Assurance Wireless, prepaid and postpaid upgrade units, partially offset by higher postpaid gross addition related devices; partially offset by

•Slightly higher average revenue per device sold, net of promotions, primarily driven by an increase in the high-end phone mix; partially offset by
•A decrease of $155 million in lease revenues, primarily due to a lower number of customer devices under lease as a result of the continued strategic shift in device financing from leasing to EIP; partially offset by
•An increase of $348 million in liquidation revenue, primarily due to a higher number of in-house liquidated devices, including the impact from the transition of certain device recovery programs from external sources to in-house processing.

Other revenues decreased $52 million, or 18%, for the three months ended and decreased $172 million, or 26%, for the six months ended June 30, 2024, primarily from the transition of certain device recovery programs from external sources to in-house processing, resulting in a change in presentation from Other revenues to Equipment revenues.

Total operating expenses decreased $261 million, or 2%, for the three months ended and decreased $900 million, or 3%, for the six months ended June 30, 2024. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, decreased $252 million, or 9%, for the three months ended and decreased $625 million, or 10%, for the six months ended June 30, 2024.

The decrease for the three months ended June 30, 2024, was primarily from:

•A decrease of $105 million in Merger-related costs related to network decommissioning and integration;
•Lower employee costs, primarily due to reduced headcount; and
•Higher Merger synergies.

The decrease for the six months ended June 30, 2024, was primarily from:

•Lower costs due to the sale of the Wireline Business on May 1, 2023;
•A decrease of $206 million in Merger-related costs related to network decommissioning and integration;
•Lower employee costs, primarily due to reduced headcount; and
•Higher Merger synergies.

Cost of equipment sales, exclusive of depreciation and amortization, was flat for the three months ended and decreased $189 million, or 2%, for the six months ended June 30, 2024.

Offsetting impacts for the three months ended June 30, 2024, primarily included:

•An increase of $99 million in liquidation costs, primarily due to a higher number of in-house liquidated devices, including the impact from the transition of certain device recovery programs from external sources to in-house processing; offset by
•A decrease of $65 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A net decrease in the total number of devices sold, driven by lower Assurance Wireless, prepaid and postpaid upgrade units, partially offset by higher postpaid gross addition related devices; partially offset by
•Higher average cost per device sold, primarily driven by a shift in the high-end phone mix.

The decrease for the six months ended June 30, 2024, was primarily from:

•A decrease of $356 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A net decrease in the total number of devices sold, driven by lower Assurance Wireless, prepaid and postpaid upgrade units, partially offset by higher postpaid gross addition related devices; partially offset by
•Higher average cost per device sold, primarily driven by a shift in the high-end phone mix; partially offset by
•An increase of $255 million in liquidation costs, primarily due to a higher number of in-house liquidated devices, including the impact from the transition of certain device recovery programs from external sources to in-house processing.

Selling, general and administrative expenses decreased $130 million, or 2%, for the three months ended and decreased $417 million, or 4%, for the six months ended June 30, 2024.

The decrease for the three months ended June 30, 2024, was primarily from:

•A decrease of $180 million in Merger-related costs, including the $100 million gain recognized in the current period for the extension fee previously paid by DISH associated with the DISH License Purchase Agreement; and
•Higher Merger synergies; partially offset by
•Higher costs as a result of the Ka’ena Acquisition.

The decrease for the six months ended June 30, 2024, was primarily from:

•A decrease of $316 million in Merger-related costs, including the $100 million gain recognized in the current period for the extension fee previously paid by DISH associated with the DISH License Purchase Agreement;
•Lower employee costs, primarily due to reduced headcount; and
•Higher Merger synergies; partially offset by
•Higher legal expenses, including the settlement associated with the FCC Notices of Apparent Liability (See Note 13 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements); and
•Higher costs as a result of the Ka’ena Acquisition.

Loss (gain) on disposal group held for sale was a loss of $17 million for the three months ended June 30, 2023, and a gain of $25 million for the six months ended June 30, 2023, related to the sale of the Wireline Business on May 1, 2023. There was no gain or loss on disposal group held for sale for the three and six months ended June 30, 2024.

Depreciation and amortization increased $138 million, or 4%, for the three months ended and increased $306 million, or 5%, for the six months ended June 30, 2024, primarily from higher depreciation expense from the acceleration of certain technology assets as we continue to modernize our network, technology systems and platforms.

Operating income, the components of which are discussed above, increased $837 million, or 22%, for the three months ended and increased $1.4 billion, or 20%, for the six months ended June 30, 2024.

Interest expense, net was relatively flat.

Other (expense) income, net was insignificant for both periods.

Income before income taxes, the components of which are discussed above, was $3.8 billion and $2.9 billion for the three months ended June 30, 2024 and 2023, respectively, and $6.9 billion and $5.5 billion for the six months ended June 30, 2024 and 2023, respectively.

Income tax expense increased $126 million, or 18%, for the three months ended and increased $259 million, or 19%, for the six months ended June 30, 2024, primarily from:

•Higher income before income taxes; partially offset by
•An increase in tax benefits from adjustments to certain tax reserves.

Our effective tax rate was 22.4% and 24.4% for the three months ended June 30, 2024 and 2023, respectively, and 23.3% and 24.5% for the six months ended June 30, 2024 and 2023, respectively.

Net income, the components of which are discussed above, was $2.9 billion and $2.2 billion for the three months ended June 30, 2024 and 2023, respectively, and $5.3 billion and $4.2 billion for the six months ended June 30, 2024 and 2023, respectively.

Net income included a Merger-related gain, net of Merger-related costs and tax, of $6 million for the three months ended June 30, 2024, and Merger-related costs, net of Merger-related gain and tax, of $91 million for the six months ended June 30, 2024, compared to Merger-related costs, net of tax, of $207 million and $475 million for the three and six months ended June 30, 2023, respectively.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	June 30, 2024	December 31, 2023
Current assets	$17,771	$17,601
Noncurrent assets	178,922	178,252
Current liabilities	20,833	19,040
Noncurrent liabilities (1)	119,209	128,197
Due to non-guarantors (1)	866	10,916
Due to related parties	1,570	1,576
(1)     The decrease in Noncurrent liabilities and Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the six months ended June 30, 2024.

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Total revenues	$38,146	$75,934
Operating income	6,834	10,707
Net income	3,729	4,766
Revenue from non-guarantors	1,283	2,393
Operating expenses to non-guarantors	1,236	2,569
Other expense to non-guarantors	(120)	(699)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	June 30, 2024	December 31, 2023
Current assets	$12,365	$11,193
Noncurrent assets	12,404	11,324
Current liabilities	12,688	12,751
Noncurrent liabilities (1)	88,406	110,688
Due to non-guarantors (1)	17,522	41,805
Due to related parties	1,570	1,576
(1)     The decrease in Noncurrent liabilities and Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the six months ended June 30, 2024.

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Total revenues	$7	$19
Operating loss	(1,808)	(3,197)
Net loss	(4,116)	(7,629)
Other expense, net, to non-guarantors	(364)	(2,005)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	June 30, 2024	December 31, 2023
Current assets	$12,366	$11,193
Noncurrent assets	12,403	11,324
Current liabilities	12,760	12,823
Noncurrent liabilities (1)	84,555	106,881
Due to non-guarantors (1)	8,430	32,706
Due to related parties	1,570	1,576
(1)     The decrease in Noncurrent liabilities and Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the six months ended June 30, 2024.

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Total revenues	$7	$19
Operating loss	(1,808)	(3,197)
Net loss	(4,071)	(7,491)
Other expense, net, to non-guarantors	(180)	(1,489)

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

The following table sets forth the number of ending postpaid accounts:

	As of June 30,		Change
(in thousands)	2024	2023	#	%
Postpaid accounts	30,316	29,112	1,204	4%

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	#	%	2024	2023	#	%
Postpaid net account additions	301	299	2	1%	519	586	(67)	(11)%

Postpaid net account additions increased slightly for the three months ended and decreased 67,000, or 11%, for the six months ended June 30, 2024.

The slight increase for the three months ended June 30, 2024, was primarily from:

•Higher gross additions; mostly offset by
•Higher deactivations and fewer High Speed Internet only additions due to the sunsetting of promotional pricing, as well as a higher mix of High Speed Internet customers from existing accounts.

The decrease for the six months ended June 30, 2024, was primarily from:

•Higher deactivations and fewer High Speed Internet only additions due to the sunsetting of promotional pricing, as well as a higher mix of High Speed Internet customers from existing accounts; partially offset by
•Higher gross additions.

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

The following table sets forth the number of ending customers:

	As of June 30,		Change
(in thousands)	2024	2023	#	%
Customers, end of period
Postpaid phone customers	77,245	74,132	3,113	4%
Postpaid other customers	23,365	20,954	2,411	12%
Total postpaid customers	100,610	95,086	5,524	6%
Prepaid customers (1)	25,283	21,516	3,767	18%
Total customers	125,893	116,602	9,291	8%
Adjustments to customers (1)	3,504	—	3,504	NM
(1)    In the second quarter of 2024, we acquired 3,504,000 prepaid customers through the Ka’ena Acquisition, which includes the impact of certain base adjustments to align the policies of Ka’ena and T-Mobile.
NM - Not meaningful

High Speed Internet customers included in Postpaid other customers were 4,992,000 and 3,302,000 as of June 30, 2024 and 2023, respectively. High Speed Internet customers included in Prepaid customers were 595,000 and 376,000 as of June 30, 2024 and 2023, respectively.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	#	%	2024	2023	#	%
Net customer additions
Postpaid phone customers	777	760	17	2%	1,309	1,298	11	1%
Postpaid other customers	561	801	(240)	(30)%	1,249	1,556	(307)	(20)%
Total postpaid customers	1,338	1,561	(223)	(14)%	2,558	2,854	(296)	(10)%
Prepaid customers	179	124	55	44%	131	150	(19)	(13)%
Total net customer additions	1,517	1,685	(168)	(10)%	2,689	3,004	(315)	(10)%
Adjustments to customers	3,504	—	3,504	NM	3,504	—	3,504	NM
NM - Not meaningful

Total net customer additions decreased 168,000, or 10%, for the three months ended and decreased 315,000, or 10% for the six months ended June 30, 2024.

The decrease for the three months ended June 30, 2024, was primarily from:

•Lower postpaid other net customer additions, primarily due to
•Deactivations of lower ARPU mobile internet devices in the educational sector that were originally activated during the Pandemic and no longer needed;
•Lower net additions from High Speed Internet, primarily driven by increased deactivations from a growing customer base, partially offset by a lower churn rate; and
•Lower net additions from wearables; partially offset by
•Higher net additions from other connected devices; partially offset by
•Higher prepaid net customer additions, primarily due to higher gross additions following the Ka’ena Acquisition and lower churn, partially offset by continued moderation of prepaid industry growth; and
•Higher postpaid phone net customer additions, primarily due to higher gross additions, partially offset by increased deactivations from a growing base and slightly higher churn.
•High Speed Internet net customer additions included in postpaid other net customer additions were 358,000 and 447,000 for the three months ended June 30, 2024 and 2023, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 48,000 and 62,000 for the three months ended June 30, 2024 and 2023, respectively.

The decrease for the six months ended June 30, 2024, was primarily from:

•Lower postpaid other net customer additions, primarily due to
•Lower net additions from High Speed Internet, primarily driven by increased deactivations from a growing customer base, partially offset by a lower churn rate; and
•Lower net additions from wearables; partially offset by
•Higher net additions from other connected devices; and
•Lower prepaid net customer additions, primarily driven by continued moderation of prepaid industry growth and lower net additions from High Speed Internet, partially offset by higher gross additions following the Ka’ena Acquisition and lower churn; partially offset by
•Slightly higher postpaid phone net customer additions, primarily due to higher gross additions, mostly offset by increased deactivations from a growing base.
•High Speed Internet net customer additions included in postpaid other net customer additions were 704,000 and 892,000 for the six months ended June 30, 2024 and 2023, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 107,000 and 140,000 for the six months ended June 30, 2024 and 2023, respectively.

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

The following table sets forth the churn:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023		2024	2023
Postpaid phone churn	0.80%	0.77%	3 bps	0.83%	0.83%	— bps
Prepaid churn	2.54%	2.62%	-8 bps	2.64%	2.69%	-5 bps

Postpaid phone churn increased 3 basis points for the three months ended June 30, 2024, primarily due to rate plan optimizations.

Postpaid phone churn was flat for the six months ended June 30, 2024, impacted by:

•Improved customer retention driven by value and network leadership; offset by
•Rate plan optimizations.

Prepaid churn decreased 8 basis points for the three months ended and decreased 5 basis points for the six months ended June 30, 2024, primarily driven by the inclusion of prepaid customers associated with the Ka’ena Acquisition with lower churn.

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

The following table sets forth our operating measure ARPA:

(in dollars)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Postpaid ARPA	$142.54	$138.94	$3.60	3%	$141.71	$138.49	$3.22	2%

Postpaid ARPA increased $3.60, or 3%, for the three months ended and increased $3.22, or 2%, for the six months ended June 30, 2024, primarily from:

•Higher premium services, primarily high-end rate plans, net of contra-revenue for content included in such plans, and discounts for specific affinity groups, such as 55+, Military and First Responder, partially offset by lower average device protection revenue; and
•An increase in customers per account, including continued adoption of High Speed Internet; partially offset by
•Increased promotional activity; and
•An increase in High Speed Internet only accounts.

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

The following table sets forth our operating measure ARPU:

(in dollars)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Postpaid phone ARPU	$49.07	$48.84	$0.23	—%	$48.93	$48.73	$0.20	—%
Prepaid ARPU	35.94	37.98	(2.04)	(5)%	36.52	37.98	(1.46)	(4)%

Postpaid Phone ARPU

Postpaid phone ARPU was flat for the three months ended and six months ended June 30, 2024, primarily from:

•Higher premium services, primarily high-end rate plans, net of contra-revenue for content included in such plans, and discounts for specific affinity groups, such as 55+, Military and First Responder, partially offset by lower average device protection revenue; offset by
•Increased promotional activity; and
•Growth in business customers with lower ARPU given larger account sizes.

Prepaid ARPU

Prepaid ARPU decreased $2.04, or 5%, for the three months ended and decreased $1.46, or 4%, for the six months ended June 30, 2024, primarily from the inclusion of lower ARPU prepaid customers associated with the Ka’ena Acquisition.

Adjusted EBITDA and Core Adjusted EBITDA

Adjusted EBITDA represents earnings before Interest expense, net of Interest income, Income tax expense, Depreciation and amortization, stock-based compensation and certain expenses, gains and losses, which are not reflective of our ongoing operating performance (“Special Items”). Special Items include Merger-related (gain) costs, net, loss (gain) on disposal groups held for sale, certain legal-related recoveries and expenses, restructuring costs not directly attributable to the Merger (including severance), and other non-core gains and losses. Core Adjusted EBITDA represents Adjusted EBITDA less device lease revenues. Adjusted EBITDA margin represents Adjusted EBITDA divided by Service revenues. Core Adjusted EBITDA margin represents Core Adjusted EBITDA divided by Service revenues.

Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin are non-GAAP financial measures utilized by our management to monitor the financial performance of our operations. We historically used Adjusted EBITDA, and we currently use Core Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance. We use Adjusted EBITDA and Core Adjusted EBITDA as benchmarks to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA and Core Adjusted EBITDA as supplemental measures to evaluate overall operating performance and to facilitate comparisons with other wireless communications services companies because they are indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, non-cash stock-based compensation, and Special Items. Management believes analysts and investors use Core Adjusted EBITDA because it normalizes for the transition in the Company’s device financing strategy, by excluding the impact of device lease revenues from Adjusted EBITDA, to align with the exclusion of the related depreciation expense on leased devices from Adjusted EBITDA. Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as substitutes for income from operations, net income or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions, except percentages)	2024	2023	$	%	2024	2023	$	%
Net income	$2,925	$2,221	$704	32%	$5,299	$4,161	$1,138	27%
Adjustments:
Interest expense, net	854	861	(7)	(1)%	1,734	1,696	38	2%
Other expense (income), net	8	(6)	14	(233)%	(12)	(15)	3	(20)%
Income tax expense	843	717	126	18%	1,607	1,348	259	19%
Operating income	4,630	3,793	837	22%	8,628	7,190	1,438	20%
Depreciation and amortization	3,248	3,110	138	4%	6,619	6,313	306	5%
Stock-based compensation (1)	147	155	(8)	(5)%	287	328	(41)	(13)%
Merger-related (gain) costs, net (2)	(9)	276	(285)	(103)%	121	634	(513)	(81)%
Legal-related expenses (recoveries), net (3)	15	—	15	NM	15	(43)	58	(135)%
Loss (gain) on disposal group held for sale	—	17	(17)	(100)%	—	(25)	25	(100)%
Other, net (4)	22	54	(32)	(59)%	35	207	(172)	(83)%
Adjusted EBITDA	8,053	7,405	648	9%	15,705	14,604	1,101	8%
Lease revenues	(26)	(69)	43	(62)%	(61)	(216)	155	(72)%
Core Adjusted EBITDA	$8,027	$7,336	$691	9%	$15,644	$14,388	$1,256	9%
Net income margin (Net income divided by Service revenues)	18%	14%		400 bps	16%	13%		300 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	49%	47%		200 bps	48%	47%		100 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	49%	47%		200 bps	48%	46%		200 bps
(1)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense on the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related (gain) costs, net.
(2)Merger-related (gain) costs, net, for the three and six months ended June 30, 2024, includes the $100 million gain recognized for the extension fee previously paid by DISH associated with the DISH License Purchase Agreement.
(3)Legal-related expenses (recoveries), net, consists of the settlement of certain litigation associated with the August 2021 cyberattack and is presented net of insurance recoveries.
(4)Other, net, primarily consists of certain severance, restructuring and other expenses, gains and losses, not directly attributable to the Merger, which are not reflective of T-Mobile’s core business activities and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA.
NM - Not meaningful

Core Adjusted EBITDA increased $691 million, or 9%, for the three months ended and increased $1.3 billion, or 9%, for the six months ended June 30, 2024. The components comprising Core Adjusted EBITDA are discussed further above.

The increase for the three months ended June 30, 2024, was primarily from:

•Higher Total service revenues; and
•Lower Cost of services, excluding Special Items.

The increase for the six months ended June 30, 2024, was primarily from:

•Higher Total service revenues;
•Lower Cost of services, excluding Special Items; and
•Lower Cost of equipment sales, excluding Special Items; partially offset by
•Lower Equipment revenues, excluding lease revenues; and
•Lower Other revenues.

Adjusted EBITDA increased $648 million, or 9%, for the three months ended and increased $1.1 billion, or 8%, for the six months ended June 30, 2024, primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, partially offset by lower lease revenues, which decreased $43 million for the three months ended and decreased $155 million for the six months ended June 30, 2024.

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

Cash Flows

The following is a condensed schedule of our cash flows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2024	2023	$	%	2024	2023	$	%
Net cash provided by operating activities	$5,521	$4,355	$1,166	27%	$10,605	$8,406	$2,199	26%
Net cash used in investing activities	(1,678)	(1,487)	(191)	13%	(3,465)	(3,215)	(250)	8%
Net cash used in financing activities	(4,134)	(784)	(3,350)	427%	(5,800)	(3,057)	(2,743)	90%

Operating Activities

Net cash provided by operating activities increased $1.2 billion, or 27%, for the three months ended and increased $2.2 billion, or 26%, for the six months ended June 30, 2024.

The increase for the three months ended June 30, 2024, was primarily from:

•A $954 million increase in Net income, adjusted for non-cash income and expense; and
•A $212 million decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Accounts payable and accrued liabilities, Accounts receivable and Other current and long-term liabilities, partially offset by higher use of cash from Other current and long-term assets and Inventory.
•Net cash provided by operating activities includes the impact of $241 million and $728 million in net payments for Merger-related costs for the three months ended June 30, 2024 and 2023, respectively.

The increase for the six months ended June 30, 2024, was primarily from:

•A $1.7 billion increase in Net income, adjusted for non-cash income and expense; and
•A $531 million decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Accounts receivable, partially offset by higher use of cash from Other current and long-term assets and Operating lease right-of-use assets.
•Net cash provided by operating activities includes the impact of $534 million and $1.2 billion in net payments for Merger-related costs for the six months ended June 30, 2024 and 2023, respectively.

Investing Activities

Net cash used in investing activities increased $191 million, or 13%, for the three months ended and increased $250 million, or 8%, for the six months ended June 30, 2024.

The use of cash for the three months ended June 30, 2024, was primarily from:

•$2.0 billion in Purchases of property and equipment, including capitalized interest, from the continued build-out of our nationwide 5G network;
•$390 million of cash consideration, net of cash acquired, related to the Ka’ena Acquisition; and

•$156 million in Purchases of spectrum licenses and other intangible assets, including deposits; partially offset by
•$958 million in Proceeds related to beneficial interests in securitization transactions.

The use of cash for the six months ended June 30, 2024, was primarily from:

•$4.7 billion in Purchases of property and equipment, including capitalized interest, from the continued build-out of our nationwide 5G network;
•$390 million of cash consideration, net of cash acquired, related to the Ka’ena Acquisition; and
•$217 million in Purchases of spectrum licenses and other intangible assets, including deposits; partially offset by
•$1.8 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash used in financing activities increased $3.4 billion, or 427%, for the three months ended and increased $2.7 billion, or 90%, for the six months ended June 30, 2024.

The use of cash for the three months ended June 30, 2024, was primarily from:

•$2.7 billion in Repayments of long-term debt;
•$2.4 billion in Repurchases of common stock;
•$759 million in Dividends on common stock; and
•$351 million in Repayments of financing lease obligations; partially offset by
•$2.1 billion in Proceeds from issuance of long-term debt.

The use of cash for the six months ended June 30, 2024, was primarily from:

•$6.0 billion in Repurchases of common stock;
•$2.9 billion in Repayments of long-term debt;
•$1.5 billion in Dividends on common stock;
•$678 million in Repayments of financing lease obligations; and
•$208 million in Tax withholdings on share-based awards; partially offset by
•$5.6 billion in Proceeds from issuance of long-term debt.

Cash and Cash Equivalents

As of June 30, 2024, our Cash and cash equivalents were $6.4 billion compared to $5.1 billion at December 31, 2023.

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

The table below provides a reconciliation of Adjusted Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions, except percentages)	2024	2023	$	%	2024	2023	$	%
Net cash provided by operating activities	$5,521	$4,355	$1,166	27%	$10,605	$8,406	$2,199	26%
Cash purchases of property and equipment, including capitalized interest	(2,040)	(2,789)	749	(27)%	(4,667)	(5,790)	1,123	(19)%
Proceeds from sales of tower sites	—	2	(2)	(100)%	—	8	(8)	(100)%
Proceeds related to beneficial interests in securitization transactions	958	1,309	(351)	(27)%	1,848	2,654	(806)	(30)%
Adjusted Free Cash Flow	$4,439	$2,877	$1,562	54%	$7,786	$5,278	$2,508	48%
Net cash provided by operating activities margin (Net cash provided by operating activities divided by Service revenues)	34%	28%		600 bps	33%	27%		600 bps
Adjusted Free Cash Flow margin (Adjusted Free Cash Flow divided by Service revenues)	27%	18%		900 bps	24%	17%		700 bps

Adjusted Free Cash Flow increased $1.6 billion, or 54%, for the three months ended and increased $2.5 billion, or 48%, for the six months ended June 30, 2024, primarily from:

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
•Adjusted Free Cash Flow includes the impact of $241 million and $728 million for the three months ended June 30, 2024 and 2023, respectively, and $534 million and $1.2 billion for the six months ended June 30, 2024 and 2023, respectively, in net payments for Merger-related costs.

During the six months ended June 30, 2024 and 2023, there were no significant net cash proceeds from securitization.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $7.5 billion. As of June 30, 2024, there was no outstanding balance under the Revolving Credit Facility.

We maintain an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements and proceeds are expected to be used for general corporate purposes. As of June 30, 2024, there was no outstanding balance under this program.

Debt Financing

As of June 30, 2024, our total debt and financing lease liabilities were $80.0 billion, excluding our tower obligations, of which $71.7 billion was classified as long-term debt and $1.1 billion was classified as long-term financing lease liabilities.

During the six months ended June 30, 2024, we issued long-term debt for net proceeds of $5.6 billion and repaid short-term debt with an aggregate principal amount of $2.9 billion.

For more information regarding our debt financing transactions, see Note 8 – Debt of the Notes to the Condensed Consolidated Financial Statements.

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

The FCC approved the purchase of the first tranche on December 29, 2023. The first tranche closed on June 24, 2024, with the associated payment of $2.4 billion due on August 5, 2024. We anticipate that the second closing (on the deferred licenses) will occur in late 2024 or early 2025.

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

Acquisition of Ka’ena Corporation

On the Acquisition Date, we completed the Ka’ena Acquisition. The total purchase price is variable, dependent upon specified performance indicators of Ka’ena, and consists of an upfront payment on the Acquisition Date and an earnout payable on August 1, 2026. On the Acquisition Date and in satisfaction of the upfront payment, we transferred $420 million in cash and 3,264,952 shares of T-Mobile common stock valued at $536 million as determined based on its closing market price on April 30, 2024, for a total payment fair value of $956 million. A portion of the upfront payment made on the Acquisition Date was for the settlement of the preexisting wholesale relationship with Ka’ena.

Based on the amount paid upfront, up to an additional $403 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout, dependent upon Ka’ena’s achievement of specified performance indicators.

For more information regarding the Ka’ena Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Lumos Joint Venture

On April 24, 2024, we entered into a merger agreement with Fund VI for the joint acquisition by us and Fund VI of Lumos from EQT’s predecessor fund, EQT Infrastructure III. The Lumos joint acquisition is expected to close in late 2024 or early 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $950 million in the joint venture to acquire a 50% equity interest and all existing Lumos fiber customers. The funds invested by us will be used to fund future fiber builds. In addition, pursuant to the merger agreement, we expect to make an additional capital contribution of approximately $500 million in 2027 or 2028.

For more information regarding the Lumos joint venture, see Note 3 – Joint Ventures of the Notes to the Condensed Consolidated Financial Statements.

UScellular Wireless Operations

On May 24, 2024, we entered into a securities purchase agreement with UScellular pursuant to which, among other things, we will acquire substantially all of UScellular’s wireless operations and select spectrum assets for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt through an exchange offer to be made to certain UScellular debtholders prior to closing. To the extent any debtholders do not participate in the exchange, their bonds will continue as obligations of UScellular, and the cash portion of the purchase price will be correspondingly increased. The transaction is expected to close in mid-2025, subject to customary closing conditions and receipt of certain regulatory approvals.

Following the closing of the transaction, UScellular will retain ownership of its other spectrum, as well as its towers. Subject to the closing of the transaction, we will enter into a 15-year master license agreement to lease space on at least 2,100 towers being retained. Additionally, we will extend our tenancy term on approximately 600 towers where we are already leasing space from UScellular for 15 years post-closing. We estimate the incremental future minimum lease payments associated with the master license agreement will be $1.4 billion over 15 years post-closing.

Metronet Joint Venture

Subsequent to June 30, 2024, on July 18, 2024, we entered into a definitive agreement with KKR to establish a joint venture to acquire Metronet. This arrangement is expected to close in 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $4.9 billion in the joint venture to acquire a 50% equity interest and all existing residential fiber customers, as well as funding the joint venture. We do not anticipate making further capital contributions following the closing.

For more information regarding the Metronet joint venture, see Note 3 – Joint Ventures of the Notes to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of June 30, 2024, we derecognized net receivables of $2.3 billion upon sale through these arrangements.

For more information regarding these off-balance sheet arrangements, see Note 5 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

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

We determine future liquidity requirements for operations, capital expenditures, share repurchases and dividend payments based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum or repurchase shares. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses to comply with the Government Commitments, and we have incurred all of the remaining restructuring and integration costs associated with the Merger, with the cash expenditures for the Merger-related costs extending beyond 2024. There are a number of additional risks and uncertainties that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of June 30, 2024.

Financing Lease Facilities

We have uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. As of June 30, 2024, we have entered into $9.3 billion of financing leases under these financing lease facilities, of which $309 million and $567 million was executed during the three and six months ended June 30, 2024, respectively. We expect to enter into up to a total of $1.2 billion in financing lease commitments during the year ending December 31, 2024.

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

On March 15, 2024, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding shares of common stock, which was paid on June 13, 2024, to stockholders of record as of the close of business on May 31, 2024.

On June 13, 2024, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding common stock, which will be paid on September 12, 2024, to stockholders of record as of the close of business on August 30, 2024.

During the three and six months ended June 30, 2024, we paid an aggregate of $759 million and $1.5 billion, respectively, in cash dividends to our stockholders, which was presented within Net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows. As of June 30, 2024, $758 million for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2024, we repurchased 13,979,843 shares of our common stock at an average price per share of $162.85 for a total purchase price of $2.3 billion, and during the six months ended June 30, 2024, we repurchased 35,913,633 shares of common stock at an average price per share of $162.75 for a total purchase price of $5.8 billion, under the 2023-2024 Stockholder Return Program. As of June 30, 2024, we had up to $8.7 billion remaining under the 2023-2024 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2024. The next quarterly cash dividend will be paid on September 12, 2024.

For additional information regarding the 2023-2024 Stockholder Return Program, see Note 11 – Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements.

Related Party Transactions

We have related party transactions associated with DT, SoftBank or their respective affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of July 26, 2024, DT and SoftBank held, directly or indirectly, approximately 50.4% and 7.3%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 42.3% of the outstanding T-Mobile common stock held by other stockholders. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank, DT has voting control, as of July 26, 2024, over approximately 57.4% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended June 30, 2024, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended June 30, 2024, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to five customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH, Golgohar Trade and Technology GmbH and International Trade and Industrial Technology ITRITEC GmbH. These services have been terminated or are in the process of being terminated. For the three months ended June 30, 2024, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular, Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended June 30, 2024, were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended June 30, 2024, SoftBank had no gross revenues from such services, and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended June 30, 2024, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenues and net profit generated by such services during the three months ended June 30, 2024, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risks in the normal course of business, primarily from changes in interest rates, including changes in investment yields and changes in spreads due to credit risk, foreign currency exchange rate fluctuations and other factors. These risks, along with other business risks, impact our cost of capital. Our policy is to manage exposure related to fluctuations in interest rates in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. We have established interest rate risk limits that are closely monitored by measuring interest rate sensitivities of our debt portfolio.
As of June 30, 2024, we held €2.0 billion in EUR-denominated Senior Notes, which are subject to foreign currency exchange rate fluctuations. We have entered into cross-currency swap agreements that qualify and have been designated as fair value hedges of our EUR-denominated debt, mitigating our exposure to foreign currency transaction gains and losses. We do not foresee significant changes in the strategies used to manage market risk in the near future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended June 30, 2024:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1, 2024 - April 30, 2024	7,846,436	$161.73	7,846,436	$10,439
May 1, 2024 - May 31, 2024	6,133,407	164.28	6,133,407	9,432
June 1, 2024 - June 30, 2024	—	—	—	8,673
Total	13,979,843		13,979,843
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

See Note 11 – Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements for more information about our 2023-2024 Stockholder Return Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 7, 2024, Deeanne King, the Company’s Executive Vice President and Chief People Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to (a) 1,535 shares of the Company’s common stock she will acquire upon the exercise of certain options that were granted on August 2, 2017 and May 24, 2014, respectively, subject to certain conditions, and (b) 13,902 shares of the Company’s common stock acquired between March 4, 2022 and March 4, 2024, subject to certain conditions. The duration of this trading plan is 367 days.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.1	Fifteenth Supplemental Indenture, dated as of May 8, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.550 % Senior Note due 2029.	8-K	5/8/2024	4.2
4.2	Sixteenth Supplemental Indenture, dated as of May 8, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.700% Senior Note due 2032.	8-K	5/8/2024	4.3
4.3	Seventeenth Supplemental Indenture, dated as of May 8, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.850 % Senior Note due 2036.	8-K	5/8/2024	4.4
4.4	Fiftieth Supplemental Indenture, dated as of May 21, 2024, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.				X
4.5	Twenty-Fourth Supplemental Indenture, dated as of May 21, 2024, by and among T Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.				X
4.6	Eighteenth Supplemental Indenture, dated as of May 21, 2024, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.				X
10.1*
Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015, June 16, 2016, June 13, 2017, June 13, 2019, June 4, 2020 and June 13, 2024).
X
10.2*	Amended and Restated T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan.				X
10.3
Guarantee Assumption Agreement, dated as of May 21, 2024, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.
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

T-MOBILE US, INC.

July 31, 2024	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)