Form 10-Q
period 2024-09-30
T-Mobile US, Inc.
filed 2024-10-23
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 18, 2024
Common Stock, par value $0.00001 per share	1,160,486,648

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended September 30, 2024

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$9,754	$5,135
Accounts receivable, net of allowance for credit losses of $162 and $161	4,286	4,692
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $575 and $623	3,595	4,456
Inventory	1,789	1,678
Prepaid expenses	953	702
Other current assets	2,154	2,352
Total current assets	22,531	19,015
Property and equipment, net	37,603	40,432
Operating lease right-of-use assets	25,833	27,135
Financing lease right-of-use assets	3,352	3,270
Goodwill	13,015	12,234
Spectrum licenses	98,736	96,707
Other intangible assets, net	2,762	2,618
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $130 and $150	1,752	2,042
Other assets	5,158	4,229
Total assets	$210,742	$207,682
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$7,496	$10,373
Short-term debt	5,851	3,619
Deferred revenue	1,125	825
Short-term operating lease liabilities	3,328	3,555
Short-term financing lease liabilities	1,252	1,260
Other current liabilities	1,903	1,296
Total current liabilities	20,955	20,928
Long-term debt	72,522	69,903
Long-term debt to affiliates	1,497	1,496
Tower obligations	3,695	3,777
Deferred tax liabilities	15,849	13,458
Operating lease liabilities	26,821	28,240
Financing lease liabilities	1,185	1,236
Other long-term liabilities	3,968	3,929
Total long-term liabilities	125,537	122,039
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,270,824,969 and 1,262,904,154 shares issued, 1,164,613,922 and 1,195,807,331 shares outstanding	—	—
Additional paid-in capital	68,659	67,705
Treasury stock, at cost, 106,211,047 and 67,096,823 shares	(15,921)	(9,373)
Accumulated other comprehensive loss	(889)	(964)
Retained earnings	12,401	7,347
Total stockholders' equity	64,250	64,715
Total liabilities and stockholders' equity	$210,742	$207,682
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2024	2023	2024	2023
Revenues
Postpaid revenues	$13,308	$12,288	$38,838	$36,220
Prepaid revenues	2,716	2,473	7,711	7,334
Wholesale and other service revenues	701	1,153	2,701	3,644
Total service revenues	16,725	15,914	49,250	47,198
Equipment revenues	3,207	3,076	9,564	9,964
Other revenues	230	262	714	918
Total revenues	20,162	19,252	59,528	58,080
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,722	2,886	8,074	8,863
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,307	4,249	12,794	12,925
Selling, general and administrative	5,186	5,334	15,466	16,031
Gain on disposal group held for sale	—	—	—	(25)
Depreciation and amortization	3,151	3,187	9,770	9,500
Total operating expenses	15,366	15,656	46,104	47,294
Operating income	4,796	3,596	13,424	10,786
Other expense, net
Interest expense, net	(836)	(790)	(2,570)	(2,486)
Other income, net	7	41	19	56
Total other expense, net	(829)	(749)	(2,551)	(2,430)
Income before income taxes	3,967	2,847	10,873	8,356
Income tax expense	(908)	(705)	(2,515)	(2,053)
Net income	$3,059	$2,142	$8,358	$6,303

Net income	$3,059	$2,142	$8,358	$6,303
Other comprehensive income, net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $15, $15, $45 and $42	44	41	130	121
Net unrealized loss on fair value hedges, net of tax effect of $(5), $0, $(15) and $0	(12)	—	(42)	—
Unrealized gain on foreign currency translation adjustment, net of tax effect of $0, $0, $0 and $0	—	—	—	9
Amortization of actuarial gain, net of tax effect of $(2), $(11), $(5) and $(11)	(4)	(33)	(13)	(33)
Other comprehensive income	28	8	75	97
Total comprehensive income	$3,087	$2,150	$8,433	$6,400
Earnings per share
Basic	$2.62	$1.83	$7.12	$5.28
Diluted	$2.61	$1.82	$7.10	$5.26
Weighted-average shares outstanding
Basic	1,166,961,755	1,171,336,373	1,174,069,336	1,194,497,722
Diluted	1,170,649,561	1,174,390,472	1,177,637,145	1,198,290,141
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Operating activities
Net income	$3,059	$2,142	$8,358	$6,303
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,151	3,187	9,770	9,500
Stock-based compensation expense	170	156	474	500
Deferred income tax expense	817	671	2,279	1,985
Bad debt expense	299	228	836	663
Losses from sales of receivables	23	46	69	135
Loss on remeasurement of disposal group held for sale	—	—	—	9
Changes in operating assets and liabilities
Accounts receivable	(734)	(1,046)	(2,436)	(3,828)
Equipment installment plan receivables	(72)	165	360	563
Inventory	(448)	(309)	(57)	182
Operating lease right-of-use assets	877	886	2,605	2,823
Other current and long-term assets	(19)	(135)	(275)	77
Accounts payable and accrued liabilities	(165)	208	(1,861)	(1,538)
Short- and long-term operating lease liabilities	(805)	(692)	(2,970)	(2,884)
Other current and long-term liabilities	(125)	(260)	(657)	(909)
Other, net	111	47	249	119
Net cash provided by operating activities	6,139	5,294	16,744	13,700
Investing activities
Purchases of property and equipment, including capitalized interest of $(9), $(66), $(26) and $(94)	(1,961)	(2,424)	(6,628)	(8,214)
Purchases of spectrum licenses and other intangible assets, including deposits	(2,419)	(119)	(2,636)	(225)
Proceeds from sales of tower sites	—	2	—	10
Proceeds related to beneficial interests in securitization transactions	984	1,131	2,832	3,785
Acquisition of companies, net of cash acquired	—	—	(390)	—
Other, net	89	17	50	36
Net cash used in investing activities	(3,307)	(1,393)	(6,772)	(4,608)
Financing activities
Proceeds from issuance of long-term debt	2,480	1,983	8,089	8,446
Repayments of financing lease obligations	(347)	(304)	(1,025)	(914)
Repayments of long-term debt	(223)	(4,474)	(3,169)	(4,828)
Repurchases of common stock	(560)	(2,681)	(6,541)	(10,891)
Dividends on common stock	(758)	—	(2,286)	—
Tax withholdings on share-based awards	(36)	(10)	(244)	(267)
Other, net	(49)	(24)	(117)	(113)
Net cash provided by (used in) financing activities	507	(5,510)	(5,293)	(8,567)
Change in cash and cash equivalents, including restricted cash and cash held for sale	3,339	(1,609)	4,679	525
Cash and cash equivalents, including restricted cash and cash held for sale
Beginning of period	6,647	6,808	5,307	4,674
End of period	$9,986	$5,199	$9,986	$5,199
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except share and per share amounts)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance as of June 30, 2024	1,166,772,891	103,032,151	$(15,270)	$68,463	$(917)	$10,360	$62,636
Net income	—	—	—	—	—	3,059	3,059
Dividends declared ($0.88 per share)	—	—	—	—	—	(1,018)	(1,018)
Other comprehensive income	—	—	—	—	28	—	28
Stock-based compensation	—	—	—	151	—	—	151
Stock issued for employee stock purchase plan	569,160	—	—	79	—	—	79
Issuance of vested restricted stock units	594,078	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(181,793)	—	—	(36)	—	—	(36)
Repurchases of common stock	(3,179,707)	3,179,707	(650)	—	—	—	(650)
Other, net	39,293	(811)	(1)	2	—	—	1
Balance as of September 30, 2024	1,164,613,922	106,211,047	$(15,921)	$68,659	$(889)	$12,401	$64,250

Balance as of December 31, 2023	1,195,807,331	67,096,823	$(9,373)	$67,705	$(964)	$7,347	$64,715
Net income	—	—	—	—	—	8,358	8,358
Dividends declared ($2.83 per share)	—	—	—	—	—	(3,304)	(3,304)
Other comprehensive income	—	—	—	—	75	—	75
Stock-based compensation	—	—	—	457	—	—	457
Stock issued for employee stock purchase plan	1,519,242	—	—	191	—	—	191
Issuance of vested restricted stock units	4,411,775	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,444,692)	—	—	(244)	—	—	(244)
Repurchases of common stock	(39,093,340)	39,093,340	(6,543)	—	—	—	(6,543)
Ka’ena Acquisition upfront consideration	3,264,952	—	—	536	—	—	536
Other, net	148,654	20,884	(5)	14	—	—	9
Balance as of September 30, 2024	1,164,613,922	106,211,047	$(15,921)	$68,659	$(889)	$12,401	$64,250
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

Foreign Currency Transactions

On May 8, 2024, we issued €2.0 billion of euro (“EUR”) denominated debt. T-Mobile’s functional currency is the U.S. dollar (“USD”). Each period, we convert activity and balances in EUR into USD using average exchange rates for the period for income statement amounts and using end-of-period or spot exchange rates for assets and liabilities. We record transaction gains and losses resulting from the conversion of transaction currency to functional currency as a component of Other income, net on our Condensed Consolidated Statements of Comprehensive Income.

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

Accounting Pronouncements Not Yet Adopted

Segment Reporting Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard expands reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). The standard will become effective for

Index for Notes to the Condensed Consolidated Financial Statements
us for our fiscal year 2024 annual financial statements and interim financial statements thereafter and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2024 annual financial statements, and we expect the adoption of the standard will impact certain of our segment reporting disclosures in the Notes to the Consolidated Financial Statements.

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

Ka’ena is a provider of prepaid mobile services in the U.S. through its primary brands, Mint Mobile and Ultra Mobile, and also offers a selection of wireless devices, including handsets and other mobile communication devices. Prior to the Ka’ena Acquisition, Ka’ena was a wholesale partner of the Company for which we recognized service revenues within Wholesale and other service revenues on our Condensed Consolidated Statements of Comprehensive Income, and for which Ka’ena incurred related expenses for the use of our network. On the Acquisition Date, this relationship was effectively terminated, and the Company acquired Ka’ena’s prepaid customer relationships and began to recognize service revenues associated with these customers within Prepaid revenues and operating expenses primarily within Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income subsequent to the Acquisition Date. The Ka’ena Acquisition enhances the Company’s position as a leading prepaid wireless carrier by diversifying our brand identities, enhancing our distribution footprint and preserving the value of our relationship with Ka’ena through its acquisition, including the acquisition of its prepaid customer relationships.

The financial results of Ka’ena from the Acquisition Date through September 30, 2024, were not material to our Condensed Consolidated Statements of Comprehensive Income, nor were they material to our prior period consolidated results on a pro forma basis. Costs related to the Ka’ena Acquisition were not material to our Condensed Consolidated Statements of Comprehensive Income.

Consideration Transferred

In accordance with the terms of the Merger and Unit Purchase Agreement, the total purchase price is variable, dependent upon specified performance indicators of Ka’ena, and consists of an upfront payment on the Acquisition Date and an earnout payable on August 1, 2026. The amount of the upfront payment is subject to customary adjustments and is expected to be finalized by the end of 2024.

Index for Notes to the Condensed Consolidated Financial Statements
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

•$162 million of the potential earnout amount is payment for services to be provided to T-Mobile by certain of the sellers during the post-acquisition period, as well as the replacement of equity awards of certain Ka’ena employees. We will record expenses as such services are provided during the post-acquisition period within Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income, with a corresponding offset to Other current liabilities and Other long-term liabilities on our Condensed Consolidated Balance Sheets.

The acquisition-date fair value of consideration transferred in the Ka’ena Acquisition totaled $1.2 billion, comprised of the following:

(in millions)	May 1, 2024
Fair value of T-Mobile common stock issued to Ka’ena stockholders related to the upfront payment	$527
Fair value of cash paid to Ka’ena stockholders related to the upfront payment	413
Fair value of contingent consideration	183
Fair value of deferred consideration	27
Total fair value of consideration exchanged	$1,150

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

As of September 30, 2024, $195 million of liabilities for contingent consideration and $55 million of liabilities for post-acquisition services were presented within Other long-term liabilities on our Condensed Consolidated Balance Sheets.

Fair Value of Assets Acquired and Liabilities Assumed

We have accounted for the Ka’ena Acquisition as a business combination. The identifiable assets acquired and liabilities assumed from Ka’ena were recorded at their provisionally assigned fair values as of the Acquisition Date and consolidated with those of T-Mobile. Assigning fair values to the assets acquired and liabilities assumed at the Acquisition Date requires the use of judgment regarding estimates and assumptions. For the provisionally assigned fair values of the assets acquired and liabilities assumed, we used the cost and income approaches.

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

Index for Notes to the Condensed Consolidated Financial Statements
Following the closing of the transaction, UScellular will retain ownership of its other spectrum, as well as its towers. Subject to the closing of the transaction, we will enter into a 15-year master license agreement to lease space on at least 2,100 towers being retained and to extend our tenancy term on approximately 600 towers where we are already leasing space from UScellular for 15 years post-closing. We estimate the incremental future minimum lease payments associated with the master license agreement will be $1.4 billion over 15 years post-closing.

Note 3 – Joint Ventures

Lumos and Metronet Joint Ventures

On April 24, 2024, we entered into a merger agreement with a fund operated by EQT, Infrastructure VI fund (“Fund VI”), for the joint acquisition by us and Fund VI of Lumos (“Lumos”), a fiber-to-the-home platform, from EQT’s predecessor fund, EQT Infrastructure III. The Lumos joint acquisition is expected to close in early 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $950 million in the joint venture to acquire a 50% equity interest and all existing Lumos fiber customers. The funds invested by us will be used by the joint venture to fund future fiber builds. In addition, pursuant to the merger agreement, we expect to make an additional capital contribution of approximately $500 million in 2027 or 2028 for the existing business plan.

On July 18, 2024, we entered into a definitive agreement with KKR & Co. Inc. (“KKR”) to establish a joint venture to acquire Metronet Holdings, LLC and certain of its affiliates (collectively, “Metronet”), a fiber-to-the-home platform. This arrangement is expected to close in 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $4.9 billion in the joint venture to acquire a 50% equity interest and all existing residential fiber customers, as well as funding the joint venture. We do not anticipate making further capital contributions following the closing for the existing business plan.

Upon closing of the transactions, we expect to account for the Lumos and Metronet joint ventures under the equity method of accounting and recognize service revenues for the acquired Lumos and Metronet fiber customers and wholesale costs paid to the joint ventures for network access within Cost of services on our Condensed Consolidated Statements of Comprehensive Income.

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

EIP receivables had a combined weighted-average effective interest rate of 11.2% and 10.6% as of September 30, 2024, and December 31, 2023, respectively.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	September 30, 2024	December 31, 2023
EIP receivables, gross	$6,052	$7,271
Unamortized imputed discount	(437)	(505)
EIP receivables, net of unamortized imputed discount	5,615	6,766
Allowance for credit losses	(268)	(268)
EIP receivables, net of allowance for credit losses and imputed discount	$5,347	$6,498
Classified on our condensed consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$3,595	$4,456
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	1,752	2,042
EIP receivables, net of allowance for credit losses and imputed discount	$5,347	$6,498

Many of our loss estimation techniques rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of September 30, 2024:

	Originated in 2024		Originated in 2023		Originated prior to 2023		Total EIP Receivables, Net of Unamortized Imputed Discount
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Total
Current - 30 days past due	$2,809	$776	$1,417	$369	$95	$33	$4,321	$1,178	$5,499
31 - 60 days past due	9	19	6	9	1	1	16	29	45
61 - 90 days past due	6	14	5	8	1	1	12	23	35
More than 90 days past due	6	11	6	11	1	1	13	23	36
EIP receivables, net of unamortized imputed discount	$2,830	$820	$1,434	$397	$98	$36	$4,362	$1,253	$5,615

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

The following table presents write-offs of our EIP receivables by year of origination for the nine months ended September 30, 2024:

(in millions)	Originated in 2024	Originated in 2023	Originated prior to 2023	Total
Write-offs	$101	$263	$63	$427

Activity for the nine months ended September 30, 2024 and 2023, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	September 30, 2024			September 30, 2023
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$161	$773	$934	$167	$811	$978
Bad debt expense	409	427	836	322	341	663
Write-offs	(408)	(427)	(835)	(323)	(381)	(704)
Change in imputed discount on short-term and long-term EIP receivables	N/A	87	87	N/A	120	120
Impact on the imputed discount from sales of EIP receivables	N/A	(155)	(155)	N/A	(151)	(151)
Allowance for credit losses and imputed discount, end of period	$162	$705	$867	$166	$740	$906

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of September 30, 2024. In connection with the sales of certain service accounts receivable and EIP receivables pursuant to the sale arrangements, we have deferred purchase price assets included on our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. See Note 5 – Sales of Certain Receivables for further information.

Note 5 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP Sale Arrangement”), which has been revised and extended from time to time. As of both September 30, 2024, and December 31, 2023, the EIP Sale Arrangement provided funding of $1.3 billion.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, included on our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	September 30, 2024	December 31, 2023
Other current assets	$347	$348
Other assets	99	103

Index for Notes to the Condensed Consolidated Financial Statements
Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “Service Receivable Sale Arrangement”), which has been revised and extended from time to time. On February 27, 2024, we extended the scheduled expiration date of the Service Receivable Sale Arrangement to February 25, 2025. As of both September 30, 2024, and December 31, 2023, the Service Receivable Sale Arrangement provided funding of $775 million.

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

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities included on our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	September 30, 2024	December 31, 2023
Other current assets	$182	$209
Other current liabilities	421	373

Sales of Receivables

The following table summarizes the impact of the sale of certain service accounts receivable and EIP receivables on our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2024	December 31, 2023
Derecognized net service accounts receivable and EIP receivables	$2,284	$2,388
Other current assets	529	557
of which, deferred purchase price	527	555
Other long-term assets	99	103
of which, deferred purchase price	99	103
Other current liabilities	421	373
Net cash proceeds since inception	1,495	1,583
Of which:
Change in net cash proceeds during the year-to-date period	(88)	(114)
Net cash proceeds funded by reinvested collections	1,583	1,697

At inception, we elected to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. As of September 30, 2024, and December 31, 2023, our deferred purchase price related to the sales of service accounts receivable and EIP receivables was $626 million and $658 million, respectively.

We recognized losses from sales of receivables, including changes in fair value of the deferred purchase price, of $23 million and $46 million for the three months ended September 30, 2024 and 2023, respectively, and $69 million and $135 million for the nine months ended September 30, 2024 and 2023, respectively, in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

Subsequent to September 30, 2024, on October 22, 2024, we executed an amendment to the EIP Sale Arrangement and an amendment to the Service Receivable Sale Arrangement (together, the “Pledge Amendments”). Currently, the credit enhancement feature of each of the EIP Sale Arrangement and the Service Receivable Sale Arrangement consists of additional receivables sold in excess of the funding commitments and such additional receivables are represented by a deferred purchase price for each arrangement, consisting of a receivable from the purchasers that entitles us to certain collections on the receivables.

Index for Notes to the Condensed Consolidated Financial Statements
Pursuant to the Pledge Amendments, effective on November 1, 2024, the credit enhancement feature of each arrangement will instead consist of such additional receivables pledged to the purchasers instead of sold. Following the effective date of the Pledge Amendments, all cash proceeds associated with the sale of such receivables, a portion of which is currently recognized as Proceeds related to beneficial interests in securitization transactions within Net cash used in investing activities on our Condensed Consolidated Statements of Cash Flows, will be recognized as operating cash flows. In addition, the Pledge Amendment for the EIP Sale Arrangement also extends the scheduled expiry date of such arrangement to November 18, 2025.

Continuing Involvement

Pursuant to the sale arrangements described above, we have continuing involvement with the service accounts receivables and EIP receivables we sell as we service the receivables, are required to repurchase certain receivables, including ineligible receivables, aged receivables and receivables where a write-off is imminent, and may be responsible for absorbing credit losses through reduced collections on our deferred purchase price assets. We continue to service the customers and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections on sold receivables may be reinvested in new receivable sales. At the direction of the purchasers of the sold receivables, we apply the same policies and procedures while servicing the sold receivables as we apply to our owned receivables, and we continue to maintain normal relationships with our customers.

Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2024, is as follows:

(in millions)	Goodwill
Balance as of December 31, 2023, net of accumulated impairment losses of $10,984	$12,234
Preliminary goodwill from the Ka’ena Acquisition in 2024	781
Balance as of September 30, 2024, net of accumulated impairment losses of $10,984	$13,015

Spectrum Licenses

The following table summarizes our spectrum license activity for the nine months ended September 30, 2024:

(in millions)	2024
Spectrum licenses, beginning of year	$96,707
Spectrum license acquisitions	3,000
Spectrum licenses transferred to held for sale	(1,024)
Costs to clear spectrum	53
Spectrum licenses, end of period	$98,736

Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits, on our Condensed Consolidated Statements of Cash Flows.

Spectrum Transactions

In September 2022, the Federal Communications Commission (“FCC”) announced that we were the winning bidder of 7,156 licenses in Auction 108 (2.5 GHz spectrum) for an aggregate price of $304 million. At inception of Auction 108 in June 2022, we deposited $65 million. We paid the FCC the remaining $239 million for the licenses won in the auction in September 2022. On February 29, 2024, the FCC issued to us the licenses won in Auction 108, and substantially all of these licenses were deployed in March 2024. The licenses are included in Spectrum licenses on our Condensed Consolidated Balance Sheets as of September 30, 2024.

Spectrum Exchange Transactions

During the three and nine months ended September 30, 2024, we recognized gains associated with the closing of certain spectrum exchange transactions of $10 million and $57 million, respectively, as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. There were no gains and losses associated with spectrum exchange transactions during the three and nine months ended September 30, 2023.

Index for Notes to the Condensed Consolidated Financial Statements
As of September 30, 2024, $1.0 billion of spectrum licenses were classified as held for sale within Other assets on our Condensed Consolidated Balance Sheets related to spectrum exchange agreements pending regulatory approval and closing, which are expected to close in the next twelve months. The closings of these transactions are not expected to have a significant impact on our Condensed Consolidated Statements of Comprehensive Income.

Subsequent to September 30, 2024, on October 15, 2024, we closed on an agreement with a third party for the exchange of certain of our 39 GHz spectrum licenses for certain of their 24 GHz spectrum licenses. We expect to record the spectrum licenses received at their estimated fair values of $985 million and recognize an associated gain of $137 million as a reduction to Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

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

DISH did not purchase the 800 MHz spectrum by April 1, 2024. As such, we recognized a gain for the $100 million extension fee previously paid by DISH during the nine months ended September 30, 2024, within Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income and relieved the liability that was initially recorded upon receipt of the payment. On October 1, 2024, we concluded the auction process for the disposition of the spectrum as required under the final judgment agreed to by us, Deutsche Telekom AG (“DT”), Sprint LLC, SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, to offer the licenses for sale. We did not receive a qualifying bid and have been relieved of the obligation to sell the spectrum licenses. We are currently exploring alternatives to sell or utilize the spectrum licenses.

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

The FCC approved the purchase of the first tranche on December 29, 2023. The first tranche closed on June 24, 2024, and the associated payment of $2.4 billion was made on August 5, 2024.

Index for Notes to the Condensed Consolidated Financial Statements
Subsequent to September 30, 2024, on October 22, 2024, the FCC approved the purchase of the Dallas licenses included in the second tranche. We expect the closing on the Dallas licenses and the associated payment of $541 million to occur in December 2024.

We anticipate that the closing on the remaining deferred licenses in the second tranche will occur in 2025.

The parties have agreed that each of the closings will occur within 180 days after the receipt of the applicable required regulatory approvals, and payment of each portion of the aggregate $3.5 billion purchase price will occur no later than 40 days after the date of each respective closing.

N77 License Co LLC

On September 10, 2024, we entered into a license purchase agreement with N77 License Co LLC (“Buyer”), pursuant to which Buyer has the option to purchase all or a portion of our remaining 3.45 GHz spectrum licenses in exchange for a range of cash consideration, with the specific licenses sold to be determined based upon the amount of committed financing raised by Buyer. As of September 30, 2024, and December 31, 2023, the licenses subject to the license purchase agreement were held at cost of $2.7 billion in Spectrum licenses on our Condensed Consolidated Balance Sheets. We maintain the right to terminate the license purchase agreement no later than February 7, 2025, after our receipt of written notice of committed financing as of December 9, 2024, if the Buyer’s committed financing is less than a certain target level of cash consideration. The transaction is subject to FCC approval. We do not expect the transaction to have a material impact on our Condensed Consolidated Statements of Comprehensive Income.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	September 30, 2024			December 31, 2023
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships (1)	Up to 8 years	$5,428	$(3,952)	$1,476	$4,883	$(3,451)	$1,432
Reacquired rights	Up to 9 years	770	(300)	470	770	(231)	539
Tradenames and patents (1)	Up to 19 years	330	(151)	179	208	(134)	74
Favorable spectrum leases	Up to 27 years	672	(174)	498	686	(148)	538
Other (1)	Up to 10 years	478	(339)	139	353	(318)	35
Other intangible assets		$7,678	$(4,916)	$2,762	$6,900	$(4,282)	$2,618
(1)Includes intangible assets acquired in the Ka’ena Acquisition. See Note 2 - Business Combinations for more information.

Amortization expense for intangible assets subject to amortization was $221 million and $209 million for the three months ended September 30, 2024 and 2023, respectively, and $637 million and $678 million for the nine months ended September 30, 2024 and 2023, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization is summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending September 30,
2025	$797
2026	618
2027	448
2028	292
2029	199
Thereafter	408
Total	$2,762

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

Accordingly, all changes in the fair value of the swaps will be initially recorded through Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets and reclassified to earnings in an amount that exactly offsets the periodic transaction gain or loss on remeasuring the debt, such that there will be no earnings volatility due to changes in foreign-currency exchange rates. Transaction gains or losses on remeasuring the EUR-denominated debt, as well as the offsetting swap amounts, are recorded within Other income, net on our Condensed Consolidated Statements of Comprehensive Income.

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

During the three and nine months ended September 30, 2024, we recognized pre-tax gains of $68 million and $21 million, respectively, in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets related to the fair value changes of these swaps. During the three and nine months ended September 30, 2024, $84 million and $77 million, respectively, of the amount recognized in Accumulated other comprehensive loss was reclassified to Other income, net, on our Condensed Consolidated Statements of Comprehensive Income to exactly offset the related pre-tax foreign currency transaction loss on the underlying EUR-denominated debt.

Index for Notes to the Condensed Consolidated Financial Statements
Interest Rate Lock Derivatives

Aggregate changes in the fair value of our interest rate lock derivatives, which were terminated in April 2020, of $1.0 billion and $1.1 billion are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, respectively.

During the three months ended September 30, 2024 and 2023, $59 million and $55 million, respectively, and during the nine months ended September 30, 2024 and 2023, $175 million and $163 million, respectively, were amortized from Accumulated other comprehensive loss into Interest expense, net, on our Condensed Consolidated Statements of Comprehensive Income. We expect to amortize $250 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending September 30, 2025.

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

The carrying amounts of our deferred purchase price assets, which are measured at fair value on a recurring basis and are included on our Condensed Consolidated Balance Sheets, were $626 million and $658 million as of September 30, 2024, and December 31, 2023, respectively.

Debt

The fair values of our Senior Notes and spectrum-backed Senior Secured Notes to third parties were determined based on quoted market prices in active markets. Accordingly, our Senior Notes and spectrum-backed Senior Secured Notes to third parties were classified as Level 1 within the fair value hierarchy. The fair value of our Senior Notes to affiliates was determined based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. Accordingly, our Senior Notes to affiliates were classified as Level 2 within the fair value hierarchy. The fair value of our Senior Notes to third parties (EUR-denominated) and asset-backed notes (“ABS Notes”) was primarily based on quoted prices in inactive markets for identical instruments and observable changes in market interest rates, both of which are Level 2 inputs. Accordingly, our Senior Notes to third parties (EUR-denominated) and ABS Notes were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to third parties (EUR-denominated), Senior Notes to affiliates and ABS Notes. The fair value estimates were based on information available as of September 30, 2024, and December 31, 2023. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included on our Condensed Consolidated Balance Sheets were as follows:

(in millions)	Level within the Fair Value Hierarchy	September 30, 2024		December 31, 2023
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$73,322	$69,951	$70,493	$65,962
Senior Notes to third parties (EUR-denominated)	2	2,214	2,282	—	—
Senior Notes to affiliates	2	1,497	1,516	1,496	1,499
Senior Secured Notes to third parties	1	1,590	1,564	2,281	2,207
ABS Notes to third parties	2	1,247	1,258	748	748

Index for Notes to the Condensed Consolidated Financial Statements
Note 8 – Debt

The following table sets forth the debt balances and activity as of, and for the nine months ended, September 30, 2024:

(in millions)	December 31, 2023	Proceeds from Issuances and Borrowings (1)	Note Redemptions	Repayments	Reclassifications (1)	Other (2)	September 30, 2024
Short-term debt	$3,619	$—	$(2,500)	$(669)	$5,458	$(57)	$5,851
Long-term debt	69,903	8,089	—	—	(5,458)	(12)	72,522
Total debt to third parties	73,522	8,089	(2,500)	(669)	—	(69)	78,373
Long-term debt to affiliates	1,496	—	—	—	—	1	1,497
Total debt	$75,018	$8,089	$(2,500)	$(669)	$—	$(68)	$79,870
(1)Issuances and borrowings and reclassifications are recorded net of accrued or paid issuance costs and discounts.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees and the impact from changes in foreign currency exchange rates.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 4.0% and 4.0% on weighted-average debt outstanding of $78.1 billion and $77.2 billion for the three months ended September 30, 2024 and 2023, respectively, and 4.1% and 4.0% on weighted-average debt outstanding of $78.1 billion and $75.5 billion for the nine months ended September 30, 2024 and 2023, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt to third parties and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Issuances and Borrowings

During the nine months ended September 30, 2024, we issued the following Senior Notes:

(in millions)	Principal Issuances	Discounts and Issuance Costs, Net	Net Proceeds from Issuance of Long-Term Debt	Issue Date
4.850% Senior Notes due 2029	$1,000	$(6)	$994	January 12, 2024
5.150% Senior Notes due 2034	1,250	(11)	1,239	January 12, 2024
5.500% Senior Notes due 2055	750	(7)	743	January 12, 2024
3.550% Senior Notes due 2029 (EUR-denominated)	645	(3)	642	May 8, 2024
3.700% Senior Notes due 2032 (EUR-denominated)	806	(4)	802	May 8, 2024
3.850% Senior Notes due 2036 (EUR-denominated)	699	(7)	692	May 8, 2024
4.200% Senior Notes due 2029	700	(4)	696	September 26, 2024
4.700% Senior Notes due 2035	900	(6)	894	September 26, 2024
5.250% Senior Notes due 2055	900	(10)	890	September 26, 2024
Total of Senior Notes issued	$7,650	$(58)	$7,592

5.050% Class A Senior ABS Notes due 2029	$500	$(3)	$497	February 14, 2024
Total of ABS Notes issued	$500	$(3)	$497

Note Redemption and Repayments

During the nine months ended September 30, 2024, we made the following redemption and repayments:

(in millions)	Principal Amount	Payment Date
7.125% Senior Notes due 2024	$2,500	June 15, 2024
Total Redemption	$2,500

4.738% Secured Series 2018-1 A-1 Notes due 2025	$394	Various
5.152% Series 2018-1 A-2 Notes due 2028	275	Various
Total Repayments	$669

Subsequent to September 30, 2024, on October 11, 2024, we delivered notice of redemption on $1.5 billion aggregate principal amount of our 7.625% Senior Notes due 2025. We will redeem the notes at par on November 15, 2024.

Index for Notes to the Condensed Consolidated Financial Statements
Asset-backed Notes

On February 14, 2024, we issued $500 million of 5.050% Class A Senior ABS Notes to third parties in a private placement transaction. These ABS Notes are secured by $658 million of gross EIP receivables and future collections on such receivables. Net proceeds of $497 million from these ABS Notes are presented in Proceeds from issuance of long-term debt on our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024.

As of September 30, 2024, $1.3 billion of our ABS Notes were secured in total by $1.6 billion of gross EIP receivables and future collections on such receivables. Our ABS Notes and the assets securing this debt are included on our Condensed Consolidated Balance Sheets.

The expected maturities of our ABS Notes as of September 30, 2024, were as follows:

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

The following table summarizes the carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets with respect to the ABS Entities:

(in millions)	September 30, 2024	December 31, 2023

Assets
Equipment installment plan receivables, net	$1,218	$739
Equipment installment plan receivables due after one year, net	279	168
Other current assets	148	101
Liabilities
Accounts payable and accrued liabilities	$2	$1
Short-term debt	707	198
Long-term debt	540	550

See Note 4 – Receivables and Related Allowance for Credit Losses for additional information on the EIP receivables used to secure the ABS Notes.

Subsequent to September 30, 2024, on October 9, 2024, we issued $500 million of 4.250% Class A Senior ABS Notes to third parties in a private placement transaction for net proceeds of approximately $498 million. These ABS Notes are secured by $668 million of gross EIP receivables and future collections on such receivables. The expected maturities of these ABS notes are $136 million due 2026 and $364 million due 2027.

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

Index for Notes to the Condensed Consolidated Financial Statements
interest rate under the effective interest method for the tower obligations: 11.6% for the Existing CCI Tower Lease Arrangements and 5.3% for the Acquired CCI Tower Lease Arrangements. There were no changes made to either of our master prepaid leases with CCI.

The following table summarizes the balances associated with both of the tower arrangements on our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2024	December 31, 2023
Property and equipment, net	$2,106	$2,220
Tower obligations	3,695	3,777
Other long-term liabilities	554	554

Future minimum payments related to the tower obligations are approximately $394 million for the 12-month period ending September 30, 2025, $783 million in total for both of the 12-month periods ending September 30, 2026 and 2027, $829 million in total for both of the 12-month periods ending September 30, 2028 and 2029, and $3.8 billion in total thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities, as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $247 million in our Operating lease liabilities as of September 30, 2024.

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

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Postpaid service revenues
Postpaid phone revenues	$11,600	$10,942	$34,055	$32,393
Postpaid other revenues	1,708	1,346	4,783	3,827
Total postpaid service revenues	$13,308	$12,288	$38,838	$36,220

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

Index for Notes to the Condensed Consolidated Financial Statements
Contract Balances

The contract asset and contract liability balances from contracts with customers as of September 30, 2024, and December 31, 2023, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2023	$607	$812
Balance as of September 30, 2024	608	1,121
Change	$1	$309

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the contract asset balance includes customer activity related to new promotions, offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of $431 million and $495 million as of September 30, 2024, and December 31, 2023, respectively, was included in Other current assets on our Condensed Consolidated Balance Sheets.

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

Revenues for the three and nine months ended September 30, 2024 and 2023 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Amounts included in the beginning of year contract liability balance	$27	$24	$758	$730

Remaining Performance Obligations

As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.2 billion. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of September 30, 2024, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $229 million, $1.4 billion and $3.1 billion for the remainder of 2024, 2025, and 2026 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to seven years.

Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $2.0 billion and $2.1 billion for September 30, 2024 and December 31, 2023, respectively, and is included in Other assets on our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income were $490 million and $468 million for the three months ended September 30, 2024 and 2023, respectively, and $1.5 billion and $1.3 billion for the nine months ended September 30, 2024 and 2023, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and nine months ended September 30, 2024 and 2023.

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

On June 13, 2024, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding common stock, which was paid on September 12, 2024, to stockholders of record as of the close of business on August 30, 2024.

On September 18, 2024, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which will be paid on December 12, 2024, to stockholders of record as of the close of business on November 27, 2024.

During the three and nine months ended September 30, 2024, we paid an aggregate of $758 million and $2.3 billion, respectively, in cash dividends to our stockholders, which was presented within Net cash provided by (used in) financing activities on our Condensed Consolidated Statements of Cash Flows, of which during the three and nine months ended September 30, 2024, $382 million and $1.2 billion, respectively, was paid to DT. As of September 30, 2024, $1.0 billion for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets, of which $518 million is payable to DT.

During the three months ended September 30, 2024, we repurchased 3,179,707 shares of our common stock at an average price per share of $202.45 for a total purchase price of $644 million, and during the nine months ended September 30, 2024, we repurchased 39,093,340 shares of our common stock at an average price per share of $165.98 for a total purchase price of $6.5 billion, under the 2023-2024 Stockholder Return Program. All shares repurchased during the nine months ended September 30, 2024, were purchased at market price. As of September 30, 2024, we had up to $7.3 billion remaining under the 2023-2024 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2024.

Subsequent to September 30, 2024, from October 1, 2024, through October 18, 2024, we repurchased 4,186,019 shares of our common stock at an average price per share of $212.88 for a total purchase price of $891 million. As of October 18, 2024, we had up to $6.4 billion remaining under the 2023-2024 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2024.

Index for Notes to the Condensed Consolidated Financial Statements
Note 12 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2024	2023	2024	2023
Net income	$3,059	$2,142	$8,358	$6,303

Weighted-average shares outstanding – basic	1,166,961,755	1,171,336,373	1,174,069,336	1,194,497,722
Effect of dilutive securities:
Outstanding stock options, unvested stock awards	3,687,806	3,054,099	3,567,809	3,792,419
Weighted-average shares outstanding – diluted	1,170,649,561	1,174,390,472	1,177,637,145	1,198,290,141

Earnings per share – basic	$2.62	$1.83	$7.12	$5.28
Earnings per share – diluted	$2.61	$1.82	$7.10	$5.26

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	8,596	122,700	45,610	133,137
SoftBank contingent consideration (1)	—	48,751,557	—	48,751,557
Ka’ena Acquisition contingent consideration (2)	1,228,008	—	685,713	—
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
(2)     The weighted-average number of shares contingently issuable related to the Ka’ena Acquisition earnout consideration (“Ka’ena Contingent Shares”) are included in potentially dilutive securities based on the maximum number of shares contingently issuable for the earnout and the 20 trading day volume-weighted average price as of September 30, 2024. No Ka’ena Contingent Shares were outstanding during the nine months ended September 30, 2024, as the threshold specified performance indicators had not been achieved.

As of September 30, 2024, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of September 30, 2024 and 2023. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

Index for Notes to the Condensed Consolidated Financial Statements
As a result of the August 2021 cyberattack, we have become subject to numerous lawsuits, including mass arbitration claims and multiple class action lawsuits that have been filed in numerous jurisdictions seeking, among other things, unspecified monetary damages, costs and attorneys’ fees arising out of the August 2021 cyberattack. In December 2021, the Judicial Panel on Multidistrict Litigation consolidated the federal class action lawsuits in the U.S. District Court for the Western District of Missouri under the caption In re: T-Mobile Customer Data Security Breach Litigation, Case No. 21-md-3019-BCW. On July 22, 2022, we entered into an agreement to settle the lawsuit. On June 29, 2023, the Court issued an order granting final approval of the settlement, which is subject to potential appeals. Under the terms of the settlement, we would pay an aggregate of $350 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. We also committed to an aggregate incremental spend of $150 million for data security and related technology in 2022 and 2023. We previously paid $35 million for claims administration purposes. Two class members appealed the final approval order challenging the Court’s award of attorneys’ fees to class counsel. On July 29, 2024, the Court of Appeals ruled in favor of one of the appellants and sent the case back to the trial court for further proceedings to resolve plaintiffs’ counsel’s fee request. We expect the remaining portion of the $350 million settlement payment to be made in November 2024. We also anticipate that the settlement will provide a full release of all claims arising out of the August 2021 cyberattack by class members who do not opt out, against all defendants, including us, our subsidiaries and affiliates, and our directors and officers. The settlement contains no admission of liability, wrongdoing or responsibility by any of the defendants. We have the right to terminate the settlement agreement under certain conditions.

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

In addition, in September 2022, a purported Company shareholder filed a derivative action in the Delaware Court of Chancery under the caption Harper v. Sievert et al., Case No. 2022-0819-SG, against our current directors and certain of our former directors, alleging claims for breach of fiduciary duty relating to the Company’s cybersecurity practices. We are also named as a nominal defendant in the lawsuit. On May 31, 2024, the court issued an opinion dismissing the plaintiff’s complaint in its entirety. The plaintiff has appealed that decision. We are unable at this time to predict the potential outcome of this lawsuit or whether we may be subject to further private litigation.

We have also received inquiries from various government agencies, law enforcement and other governmental authorities related to the August 2021 cyberattack, which could result in substantial fines or penalties. We reached an agreement with the FCC, which was announced on September 30, 2024, to resolve one of those inquiries. We will continue to cooperate fully with the other agencies and regulators inquiring about the matter with an aim to resolve all of these matters. While we hope to resolve them in the near term, we cannot predict the timing or outcome of any of these matters or whether we may be subject to further regulatory inquiries, investigations, or enforcement actions.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

Note 14 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	September 30, 2024	December 31, 2023
Accounts payable	$3,050	$5,573
Payroll and related benefits	935	1,142
Property and other taxes, including payroll	1,676	1,704
Accrued interest	882	818
Other accrued liabilities	953	1,136
Accounts payable and accrued liabilities	$7,496	$10,373

Book overdrafts included in accounts payable were $405 million and $740 million as of September 30, 2024, and December 31, 2023, respectively.

Supplemental Condensed Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Interest payments, net of amounts capitalized	$947	$915	$2,778	$2,651
Operating lease payments	1,127	1,037	3,928	3,834
Income tax payments	50	4	164	126
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	$789	$920	$2,283	$3,148
Change in accounts payable and accrued liabilities for purchases of property and equipment	41	(459)	(1,085)	(1,196)
Operating lease right-of-use assets obtained in exchange for lease obligations	469	563	1,300	1,676
Financing lease right-of-use assets obtained in exchange for lease obligations	409	398	983	961
Contingent and other deferred consideration related to the Ka’ena Acquisition	—	—	210	—

Index for Notes to the Condensed Consolidated Financial Statements
Cash and Cash Equivalents, Including Restricted Cash

Cash and cash equivalents, including restricted cash, presented on our Condensed Consolidated Statements of Cash Flows were included on our Condensed Consolidated Balance Sheets as follows:

(in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$9,754	$5,135
Restricted cash (included in Other current assets)	153	101
Restricted cash (included in Other assets)	79	71
Cash and cash equivalents, including restricted cash	$9,986	$5,307

Note 15 – Subsequent Events

Subsequent to September 30, 2024, on October 9, 2024, we issued $500 million of 4.250% Class A Senior ABS Notes to third parties in a private placement transaction. See Note 8 - Debt for additional information.

Subsequent to September 30, 2024, on October 11, 2024, we delivered notice of redemption on $1.5 billion aggregate principal amount of our 7.625% Senior Notes due 2025. We will redeem the notes at par on November 15, 2024.

Subsequent to September 30, 2024, on October 15, 2024, we closed on an agreement with a third party for the exchange of certain 39 GHz spectrum licenses. See Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets for additional information.

Subsequent to September 30, 2024, from October 1, 2024, through October 18, 2024, we repurchased 4,186,019 shares of our common stock at an average price per share of $212.88 for a total purchase price of $891 million. See Note 11 - Stockholder Return Program for additional information.

Subsequent to September 30, 2024, on October 22, 2024, we executed the Pledge Amendments to the EIP Sale Arrangement and the Service Receivable Sale Arrangement. See Note 5 - Sales of Certain Receivables for additional information.

Subsequent to September 30, 2024, on October 22, 2024, the FCC approved our purchase of certain 600 MHz licenses in the second tranche of our Amended and Restated License Purchase Agreements with Channel 51 License Co LLC and LB License Co, LLC. See Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets for additional information.

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
•the timing and effects of any future acquisition, divestiture, investment, joint venture or merger involving us, including our inability to obtain any required regulatory approval necessary to consummate any such transactions or to achieve the expected benefits of such transactions;
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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024, included in Part I, Item 1 of this Form 10-Q, and audited consolidated financial statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

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

During the nine months ended September 30, 2024, we recognized a gain for the $100 million extension fee previously paid by DISH associated with the DISH License Purchase Agreement as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The gain was presented as a reduction in Merger-related costs and excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA. See Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements for more information.

As of June 30, 2024, we have incurred substantially all restructuring and integration costs associated with the Sprint Merger and, accordingly, no longer separately disclose Merger-related costs. The cash payments for the Merger-related costs incurred extend beyond 2024. Cash payments extending beyond 2024 primarily relate to operating and financing leases for which we have recognized accelerated lease expense.

Merger-related costs are presented below:

(in millions)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$—	$120	$(120)	(100)%	$180	$506	$(326)	(64)%
Cost of equipment sales, exclusive of depreciation and amortization	—	(3)	3	(100)%	—	(12)	12	(100)%
Selling, general and administrative	—	35	(35)	(100)%	(59)	292	(351)	(120)%
Total Merger-related costs	$—	$152	$(152)	(100)%	$121	$786	$(665)	(85)%

Net cash payments for Merger-related costs	$124	$345	$(221)	(64)%	$658	$1,557	$(899)	(58)%

Joint Ventures

On April 24, 2024, we entered into a merger agreement with a fund operated by EQT, Infrastructure VI fund (“Fund VI”), for the joint acquisition by us and Fund VI of Lumos (“Lumos”), a fiber-to-the-home platform, from EQT’s predecessor fund, EQT Infrastructure III. The Lumos joint acquisition is expected to close in early 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $950 million in the joint venture to acquire a 50% equity interest and all existing Lumos fiber customers. The funds invested by us will be used to fund future fiber builds. In addition, pursuant to the merger agreement, we expect to make an additional capital contribution of approximately $500 million in 2027 or 2028 for the existing business plan.

On July 18, 2024, we entered into a definitive agreement with KKR & Co. Inc. (“KKR”) to establish a joint venture to acquire Metronet Holdings, LLC and certain of its affiliates (collectively, “Metronet”), a fiber-to-the-home platform. This arrangement is expected to close in 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $4.9 billion in the joint venture to acquire a 50% equity interest and all existing residential fiber customers, as well as funding the joint venture. We do not anticipate making further capital contributions following the closing for the existing business plan.

The joint ventures will focus on market identification and selection, build plans, network engineering and design, network deployment, and customer installation, with us owning customer relationships and selling fiber service under the T-Mobile brand. Upon closing of the transactions, we expect to account for the Lumos and Metronet joint ventures under the equity method of accounting and recognize service revenues for the acquired Lumos and Metronet fiber customers and wholesale costs paid to the joint ventures for network access within Cost of services on our Condensed Consolidated Statements of Comprehensive Income.

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

Prior to the Ka’ena Acquisition, Ka’ena was a wholesale partner of the Company for which we recognized service revenues within Wholesale and other service revenues. Upon the closing of the Ka’ena Acquisition, this relationship was effectively terminated, and the Company acquired Ka’ena’s prepaid customer relationships and began to recognize service revenues associated with these customers within Prepaid revenues and operating expenses primarily within Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income subsequent to the Acquisition Date.

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

For more information regarding our acquisition of UScellular’s wireless operations, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Postpaid revenues	$13,308	$12,288	$1,020	8%	$38,838	$36,220	$2,618	7%
Prepaid revenues	2,716	2,473	243	10%	7,711	7,334	377	5%
Wholesale and other service revenues	701	1,153	(452)	(39)%	2,701	3,644	(943)	(26)%
Total service revenues	16,725	15,914	811	5%	49,250	47,198	2,052	4%
Equipment revenues	3,207	3,076	131	4%	9,564	9,964	(400)	(4)%
Other revenues	230	262	(32)	(12)%	714	918	(204)	(22)%
Total revenues	20,162	19,252	910	5%	59,528	58,080	1,448	2%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,722	2,886	(164)	(6)%	8,074	8,863	(789)	(9)%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,307	4,249	58	1%	12,794	12,925	(131)	(1)%
Selling, general and administrative	5,186	5,334	(148)	(3)%	15,466	16,031	(565)	(4)%
Gain on disposal group held for sale	—	—	—	NM	—	(25)	25	(100)%
Depreciation and amortization	3,151	3,187	(36)	(1)%	9,770	9,500	270	3%
Total operating expenses	15,366	15,656	(290)	(2)%	46,104	47,294	(1,190)	(3)%
Operating income	4,796	3,596	1,200	33%	13,424	10,786	2,638	24%
Other expense, net
Interest expense, net	(836)	(790)	(46)	6%	(2,570)	(2,486)	(84)	3%
Other income, net	7	41	(34)	(83)%	19	56	(37)	(66)%
Total other expense, net	(829)	(749)	(80)	11%	(2,551)	(2,430)	(121)	5%
Income before income taxes	3,967	2,847	1,120	39%	10,873	8,356	2,517	30%
Income tax expense	(908)	(705)	(203)	29%	(2,515)	(2,053)	(462)	23%
Net income	$3,059	$2,142	$917	43%	$8,358	$6,303	$2,055	33%

Statement of Cash Flows Data
Net cash provided by operating activities	$6,139	$5,294	$845	16%	$16,744	$13,700	$3,044	22%
Net cash used in investing activities	(3,307)	(1,393)	(1,914)	137%	(6,772)	(4,608)	(2,164)	47%
Net cash provided by (used in) financing activities	507	(5,510)	6,017	(109)%	(5,293)	(8,567)	3,274	(38)%
Non-GAAP Financial Measures
Adjusted EBITDA	$8,243	$7,600	$643	8%	$23,948	$22,204	$1,744	8%
Core Adjusted EBITDA	8,222	7,547	675	9%	23,866	21,935	1,931	9%
Adjusted Free Cash Flow	5,162	4,003	1,159	29%	12,948	9,281	3,667	40%
NM - Not meaningful

The following discussion and analysis is for the three and nine months ended September 30, 2024, compared to the same periods in 2023, unless otherwise stated.

Total revenues increased $910 million, or 5%, for the three months ended and increased $1.4 billion, or 2%, for the nine months ended September 30, 2024. The components of these changes are discussed below.

Postpaid revenues increased $1.0 billion, or 8%, for the three months ended and increased $2.6 billion, or 7%, for the nine months ended September 30, 2024.

The increase for the three months ended September 30, 2024, was primarily from:

•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A; and
•Higher average postpaid accounts.

The increase for the nine months ended September 30, 2024, was primarily from:

•Higher average postpaid accounts; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues increased $243 million, or 10%, for the three months ended and increased $377 million, or 5%, for the nine months ended September 30, 2024, primarily from:

•Higher average prepaid customers, primarily from the prepaid customers acquired through the Ka’ena Acquisition; partially offset by
•Lower prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A.

Wholesale and other service revenues decreased $452 million, or 39%, for the three months ended and decreased $943 million, or 26%, for the nine months ended September 30, 2024.

The decrease for the three months ended September 30, 2024, was primarily from:

•Lower MVNO revenues, including the impact from the Ka’ena Acquisition, and lower DISH and TracFone MVNO revenue; and
•Lower Affordable Connectivity Program and Lifeline revenues.

The decrease for the nine months ended September 30, 2024, was primarily from:

•Lower MVNO revenues, including the impact from the Ka’ena Acquisition, and lower DISH and TracFone MVNO revenue;
•Lower Affordable Connectivity Program and Lifeline revenues; and
•Lower Wireline revenues due to the sale of the Wireline Business on May 1, 2023.

Equipment revenues increased $131 million, or 4%, for the three months ended and decreased $400 million, or 4%, for the nine months ended September 30, 2024.

The increase for the three months ended September 30, 2024, was primarily from:

•An increase of $92 million in device sales revenue, excluding purchased leased devices, primarily from:
•Higher average revenue per device sold, net of promotions, primarily driven by an increase in the high-end phone mix; partially offset by
•A net decrease in the total number of devices sold, driven by lower Assurance Wireless and prepaid devices, partially offset by higher postpaid devices; and
•An increase of $63 million in liquidation revenue, primarily due to a higher number of in-house liquidated devices, including the impact from the transition of certain device recovery programs from external sources to in-house processing.

The decrease for the nine months ended September 30, 2024, was primarily from:

•A decrease of $552 million in device sales revenue, excluding purchased leased devices, primarily from:
•A net decrease in the total number of devices sold, driven by lower prepaid and Assurance Wireless devices, partially offset by higher postpaid devices; partially offset by
•Higher average revenue per device sold, net of promotions, primarily driven by an increase in the high-end phone mix; and
•A decrease of $187 million in lease revenues, primarily due to a lower number of customer devices under lease as a result of the continued strategic shift in device financing from leasing to EIP; partially offset by
•An increase of $412 million in liquidation revenue, primarily due to a higher number of in-house liquidated devices, including the impact from the transition of certain device recovery programs from external sources to in-house processing.

Other revenues decreased $32 million, or 12%, for the three months ended and decreased $204 million, or 22%, for the nine months ended September 30, 2024, primarily from the transition of certain device recovery programs from external sources to in-house processing, resulting in a change in presentation from Other revenues to Equipment revenues.

Total operating expenses decreased $290 million, or 2%, for the three months ended and decreased $1.2 billion, or 3%, for the nine months ended September 30, 2024. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, decreased $164 million, or 6%, for the three months ended and decreased $789 million, or 9%, for the nine months ended September 30, 2024.

The decrease for the three months ended September 30, 2024, was primarily from:

•$140 million of severance and related costs associated with the August 2023 workforce reduction recognized in the prior year;
•$120 million in Merger-related costs related to network decommissioning and integration recognized in the prior year; and
•Higher Merger synergies; partially offset by
•Higher site costs related to the continued build-out of our nationwide 5G network.

The decrease for the nine months ended September 30, 2024, was primarily from:

•A decrease of $326 million in Merger-related costs related to network decommissioning and integration;
•Lower costs due to the sale of the Wireline Business on May 1, 2023;
•Lower employee costs, primarily due to reduced headcount;
•$140 million of severance and related costs associated with the August 2023 workforce reduction recognized in the prior year; and
•Higher Merger synergies; partially offset by
•Higher site costs related to the continued build-out of our nationwide 5G network.

Cost of equipment sales, exclusive of depreciation and amortization, increased $58 million, or 1%, for the three months ended and decreased $131 million, or 1%, for the nine months ended September 30, 2024.

The slight increase for the three months ended September 30, 2024, was primarily from:

•An increase of $50 million in liquidation costs, primarily due to a higher number of in-house liquidated devices, including the impact from the transition of certain device recovery programs from external sources to in-house processing; mostly offset by
•A decrease of $39 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A net decrease in the total number of devices sold, driven by lower Assurance Wireless and prepaid devices, partially offset by higher postpaid devices; mostly offset by
•Higher average cost per device sold, primarily driven by an increase in the high-end phone mix.

The slight decrease for the nine months ended September 30, 2024, was primarily from:

•A decrease of $394 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A net decrease in the total number of devices sold, driven by lower prepaid and Assurance Wireless devices, partially offset by higher postpaid devices; partially offset by
•Higher average cost per device sold, primarily driven by an increase in the high-end phone mix; mostly offset by
•An increase of $305 million in liquidation costs, primarily due to a higher number of in-house liquidated devices, including the impact from the transition of certain device recovery programs from external sources to in-house processing.

Selling, general and administrative expenses decreased $148 million, or 3%, for the three months ended and decreased $565 million, or 4%, for the nine months ended September 30, 2024.

The decrease for the three months ended September 30, 2024, was primarily from:

•$331 million of severance and related costs associated with the August 2023 workforce reduction recognized in the prior year; and
•Higher Merger synergies; partially offset by
•Higher costs as a result of the Ka’ena Acquisition.

The decrease for the nine months ended September 30, 2024, was primarily from:

•A decrease of $351 million in Merger-related costs, including the $100 million gain recognized during the nine months ended September 30, 2024, for the extension fee previously paid by DISH associated with the DISH License Purchase Agreement;
•$331 million of severance and related costs associated with the August 2023 workforce reduction recognized in the prior year; and
•Higher Merger synergies; partially offset by
•Higher costs as a result of the Ka’ena Acquisition; and
•Higher legal expenses, including the settlement associated with the FCC Notices of Apparent Liability (See Note 13 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements).

Gain on disposal group held for sale was $25 million for the nine months ended September 30, 2023, related to the sale of the Wireline Business on May 1, 2023. There was no gain or loss on disposal group held for sale for the three and nine months ended September 30, 2024, and the three months ended September 30, 2023.

Depreciation and amortization decreased slightly for the three months ended and increased $270 million, or 3%, for the nine months ended September 30, 2024.

The increase for the nine months ended September 30, 2024, was primarily from higher depreciation expense from the acceleration of certain technology assets in the first half of 2024 as we continue to modernize our network, technology systems and platforms and from the continued build-out of our nationwide 5G network.

Operating income, the components of which are discussed above, increased $1.2 billion, or 33%, for the three months ended and increased $2.6 billion, or 24%, for the nine months ended September 30, 2024.

Interest expense, net increased slightly.

Other income, net was insignificant for both periods.

Income before income taxes, the components of which are discussed above, was $4.0 billion and $2.8 billion for the three months ended September 30, 2024 and 2023, respectively, and $10.9 billion and $8.4 billion for the nine months ended September 30, 2024 and 2023, respectively.

Income tax expense increased $203 million, or 29%, for the three months ended and increased $462 million, or 23%, for the nine months ended September 30, 2024.

The increase for the three months ended September 30, 2024, was primarily from:

•Higher income before income taxes; partially offset by
•Net tax benefits recognized from a remeasurement of deferred tax assets and liabilities in certain state jurisdictions.

Our effective tax rate was 22.9% and 24.8% for the three months ended September 30, 2024 and 2023, respectively.

The increase for the nine months ended September 30, 2024, was primarily from:

•Higher income before income taxes; partially offset by
•An increase in tax benefits from adjustments to certain tax reserves; and
•Net tax benefits recognized from a remeasurement of deferred tax assets and liabilities in certain state jurisdictions.

Our effective tax rate was 23.1% and 24.6% for the nine months ended September 30, 2024 and 2023, respectively.

Net income, the components of which are discussed above, was $3.1 billion and $2.1 billion for the three months ended September 30, 2024 and 2023, respectively, and $8.4 billion and $6.3 billion for the nine months ended September 30, 2024 and 2023, respectively. Net income included:

•Merger-related costs, net of Merger-related gain and tax, of $91 million for the nine months ended September 30, 2024, compared to Merger-related costs, net of tax, of $114 million and $589 million for the three and nine months ended September 30, 2023, respectively. There were no Merger-related costs for the three months ended September 30, 2024.
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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	September 30, 2024	December 31, 2023
Current assets	$21,097	$17,601
Noncurrent assets	177,881	178,252
Current liabilities	18,760	19,040
Noncurrent liabilities (1)	122,112	128,197
Due to non-guarantors (1)	881	10,916
Due to related parties	2,059	1,576
(1)     The decrease in Noncurrent liabilities and Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the nine months ended September 30, 2024.

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Total revenues	$57,727	$75,934
Operating income	10,747	10,707
Net income	6,071	4,766
Revenue from non-guarantors	1,956	2,393
Operating expenses to non-guarantors	1,856	2,569
Other expense to non-guarantors	(118)	(699)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	September 30, 2024	December 31, 2023
Current assets	$15,683	$11,193
Noncurrent assets	12,497	11,324
Current liabilities	13,008	12,751
Noncurrent liabilities (1)	88,466	110,688
Due to non-guarantors (1)	14,389	41,805
Due to related parties	2,059	1,576
(1)     The decrease in Noncurrent liabilities and Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the nine months ended September 30, 2024.

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Total revenues	$9	$19
Operating loss	(2,787)	(3,197)
Net loss	(6,236)	(7,629)
Other expense, net, to non-guarantors	(475)	(2,005)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	September 30, 2024	December 31, 2023
Current assets	$15,683	$11,193
Noncurrent assets	12,498	11,324
Current liabilities	13,078	12,823
Noncurrent liabilities (1)	84,609	106,881
Due to non-guarantors (1)	5,317	32,706
Due to related parties	2,059	1,576
(1)     The decrease in Noncurrent liabilities and Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the nine months ended September 30, 2024.

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Total revenues	$9	$19
Operating loss	(2,787)	(3,197)
Net loss	(6,183)	(7,491)
Other expense, net, to non-guarantors	(218)	(1,489)

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

The following table sets forth the number of ending postpaid accounts:

	As of September 30,		Change
(in thousands)	2024	2023	#	%
Postpaid accounts	30,631	29,498	1,133	4%

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	#	%	2024	2023	#	%
Postpaid net account additions	315	386	(71)	(18)%	834	972	(138)	(14)%

Postpaid net account additions decreased 71,000, or 18%, for the three months ended and decreased 138,000, or 14%, for the nine months ended September 30, 2024, primarily from fewer High Speed Internet only additions, including from the impact of sunsetting certain promotional pricing in 2024.

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

The following table sets forth the number of ending customers:

	As of September 30,		Change
(in thousands)	2024	2023	#	%
Customers, end of period
Postpaid phone customers	78,110	74,982	3,128	4%
Postpaid other customers	24,075	21,330	2,745	13%
Total postpaid customers	102,185	96,312	5,873	6%
Prepaid customers (1)	25,307	21,595	3,712	17%
Total customers	127,492	117,907	9,585	8%
Adjustments to customers (1)	3,504	—	3,504	NM
(1)    In the second quarter of 2024, we acquired 3,504,000 prepaid customers through the Ka’ena Acquisition, which includes the impact of certain base adjustments to align the policies of Ka’ena and T-Mobile.
NM - Not meaningful

High Speed Internet customers included in Postpaid other customers were 5,377,000 and 3,807,000 as of September 30, 2024 and 2023, respectively. High Speed Internet customers included in Prepaid customers were 625,000 and 428,000 as of September 30, 2024 and 2023, respectively.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	#	%	2024	2023	#	%
Net customer additions
Postpaid phone customers	865	850	15	2%	2,174	2,148	26	1%
Postpaid other customers	710	376	334	89%	1,959	1,932	27	1%
Total postpaid customers	1,575	1,226	349	28%	4,133	4,080	53	1%
Prepaid customers	24	79	(55)	(70)%	155	229	(74)	(32)%
Total net customer additions	1,599	1,305	294	23%	4,288	4,309	(21)	—%
Adjustments to customers	—	—	—	NM	3,504	—	3,504	NM
NM - Not meaningful

Total net customer additions increased 294,000, or 23%, for the three months ended and was relatively flat for the nine months ended September 30, 2024.

The increase for the three months ended September 30, 2024, was primarily from:

•Higher postpaid other net customer additions, primarily due to
•Higher prior year deactivations of lower ARPU mobile internet devices in the educational sector that were activated during the Pandemic and no longer needed; partially offset by
•Lower net additions from wearables; and
•Lower net additions from High Speed Internet, primarily due to lower gross additions driven by sunsetting of promotional pricing and increased deactivations from a growing customer base, partially offset by a lower churn rate; and
•Higher postpaid phone net customer additions, primarily due to higher prepaid to postpaid migrations, lower churn and higher gross additions, partially offset by increased deactivations from a growing customer base; partially offset by
•Lower prepaid net customer additions, primarily driven by continued moderation of prepaid industry growth, higher prepaid to postpaid migrations and lower net additions from High Speed Internet, partially offset by higher net additions following the Ka’ena Acquisition.
•High Speed Internet net customer additions included in postpaid other net customer additions were 385,000 and 505,000 for the three months ended September 30, 2024 and 2023, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 30,000 and 52,000 for the three months ended September 30, 2024 and 2023, respectively.

The slight decrease for the nine months ended September 30, 2024, was primarily from:

•Lower prepaid net customer additions, primarily driven by continued moderation of prepaid industry growth, lower net additions from High Speed Internet and higher prepaid to postpaid migrations, partially offset by higher net additions following the Ka’ena Acquisition; offset by
•Slightly higher postpaid other net customer additions, primarily due to
•Higher net additions from mobile internet devices, primarily due to higher prior year deactivations of lower ARPU mobile internet devices in the educational sector that were activated during the Pandemic and no longer needed; and
•Higher net additions from other connected devices; mostly offset by
•Lower net additions from wearables; and
•Lower net additions from High Speed Internet, primarily driven by increased deactivations from a growing customer base and lower gross additions driven by sunsetting of promotional pricing, partially offset by a lower churn rate; and
•Slightly higher postpaid phone net customer additions, primarily due to higher gross additions and higher prepaid to postpaid migrations, mostly offset by increased deactivations from a growing customer base.
•High Speed Internet net customer additions included in postpaid other net customer additions were 1,089,000 and 1,397,000 for the nine months ended September 30, 2024 and 2023, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 137,000 and 192,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

The following table sets forth the churn:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023		2024	2023
Postpaid phone churn	0.86%	0.87%	-1 bps	0.84%	0.84%	— bps
Prepaid churn	2.78%	2.81%	-3 bps	2.69%	2.73%	-4 bps

Postpaid phone churn decreased slightly for the three months ended September 30, 2024, and was relatively flat for the nine months ended September 30, 2024.

Prepaid churn decreased 3 basis points for the three months ended September 30, 2024, primarily due to promotional activity.

Prepaid churn decreased 4 basis points for the nine months ended September 30, 2024, primarily driven by the inclusion of prepaid customers associated with the Ka’ena Acquisition with lower churn.

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

The following table sets forth our operating measure ARPA:

(in dollars)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Postpaid ARPA	$145.60	$139.83	$5.77	4%	$143.02	$138.94	$4.08	3%

Postpaid ARPA increased $5.77, or 4%, for the three months ended and increased $4.08, or 3%, for the nine months ended September 30, 2024, primarily from:

•Higher premium services, primarily high-end rate plans, net of contra-revenues for content included in such plans, and discounts for specific affinity groups, such as 55+, military and first responders;
•An increase in customers per account, including continued adoption of High Speed Internet; and
•The impact from rate plan optimizations; partially offset by
•Increased promotional activity; and
•An increase in High Speed Internet only accounts.

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

The following table sets forth our operating measure ARPU:

(in dollars)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Postpaid phone ARPU	$49.79	$48.93	$0.86	2%	$49.22	$48.80	$0.42	1%
Prepaid ARPU	35.81	38.18	(2.37)	(6)%	36.27	38.05	(1.78)	(5)%

Postpaid Phone ARPU

Postpaid phone ARPU increased $0.86, or 2%, for the three months ended and increased $0.42, or 1%, for the nine months ended September 30, 2024, primarily from:

•Higher premium services, primarily high-end rate plans, net of contra-revenues for content included in such plans, and discounts for specific affinity groups, such as 55+, military and first responders; and
•The impact from rate plan optimizations; partially offset by
•Increased promotional activity; and
•Growth in business customers with lower ARPU given larger account sizes.

Prepaid ARPU

Prepaid ARPU decreased $2.37, or 6%, for the three months ended and decreased $1.78, or 5%, for the nine months ended September 30, 2024, primarily from the inclusion of lower ARPU prepaid customers associated with the Ka’ena Acquisition.

Adjusted EBITDA and Core Adjusted EBITDA

Adjusted EBITDA represents earnings before Interest expense, net of Interest income, Income tax expense, Depreciation and amortization, stock-based compensation and certain expenses, gains and losses, which are not reflective of our ongoing operating performance (“Special Items”). Special Items include Merger-related costs, loss (gain) on disposal groups held for sale, certain legal-related recoveries and expenses, restructuring costs not directly attributable to the Merger (including severance), and other non-core gains and losses. Core Adjusted EBITDA represents Adjusted EBITDA less device lease revenues. Adjusted EBITDA margin represents Adjusted EBITDA divided by Service revenues. Core Adjusted EBITDA margin represents Core Adjusted EBITDA divided by Service revenues.

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

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2024	2023	$	%	2024	2023	$	%
Net income	$3,059	$2,142	$917	43%	$8,358	$6,303	$2,055	33%
Adjustments:
Interest expense, net	836	790	46	6%	2,570	2,486	84	3%
Other income, net	(7)	(41)	34	(83)%	(19)	(56)	37	(66)%
Income tax expense	908	705	203	29%	2,515	2,053	462	23%
Operating income	4,796	3,596	1,200	33%	13,424	10,786	2,638	24%
Depreciation and amortization	3,151	3,187	(36)	(1)%	9,770	9,500	270	3%
Stock-based compensation (1)	143	152	(9)	(6)%	430	480	(50)	(10)%
Merger-related costs (2)	—	152	(152)	(100)%	121	786	(665)	(85)%
Legal-related expenses (recoveries), net (3)	1	—	1	NM	16	(43)	59	(137)%
Gain on disposal group held for sale	—	—	—	NM	—	(25)	25	(100)%
Other, net (4)	152	513	(361)	(70)%	187	720	(533)	(74)%
Adjusted EBITDA	8,243	7,600	643	8%	23,948	22,204	1,744	8%
Lease revenues	(21)	(53)	32	(60)%	(82)	(269)	187	(70)%
Core Adjusted EBITDA	$8,222	$7,547	$675	9%	$23,866	$21,935	$1,931	9%
Net income margin (Net income divided by Service revenues)	18%	13%		500 bps	17%	13%		400 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	49%	48%		100 bps	49%	47%		200 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	49%	47%		200 bps	48%	46%		200 bps
(1)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense on the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.
(2)Merger-related costs, for the nine months ended September 30, 2024, includes the $100 million gain recognized for the extension fee previously paid by DISH associated with the DISH License Purchase Agreement.
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
NM - Not meaningful

Core Adjusted EBITDA increased $675 million, or 9%, for the three months ended and increased $1.9 billion, or 9%, for the nine months ended September 30, 2024. The components comprising Core Adjusted EBITDA are discussed further above.

The increase for the three months ended September 30, 2024, was primarily from:

•Higher Total service revenues; and
•Higher Equipment revenues, excluding lease revenues; partially offset by
•Higher Selling, general and administrative expenses, excluding Special Items.

The increase for the nine months ended September 30, 2024, was primarily from:

•Higher Total service revenues;
•Lower Cost of services, excluding Special Items; partially offset by
•Lower Equipment revenues, excluding lease revenues.

Adjusted EBITDA increased $643 million, or 8%, for the three months ended and increased $1.7 billion, or 8%, for the nine months ended September 30, 2024, primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, partially offset by lower lease revenues, which decreased $32 million for the three months ended and decreased $187 million for the nine months ended September 30, 2024.

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

Cash Flows

The following is a condensed schedule of our cash flows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2024	2023	$	%	2024	2023	$	%
Net cash provided by operating activities	$6,139	$5,294	$845	16%	$16,744	$13,700	$3,044	22%
Net cash used in investing activities	(3,307)	(1,393)	(1,914)	137%	(6,772)	(4,608)	(2,164)	47%
Net cash provided by (used in) financing activities	507	(5,510)	6,017	(109)%	(5,293)	(8,567)	3,274	(38)%

Operating Activities

Net cash provided by operating activities increased $845 million, or 16%, for the three months ended and increased $3.0 billion, or 22%, for the nine months ended September 30, 2024.

The increase for the three months ended September 30, 2024, was primarily from:

•A $1.2 billion increase in Net income, adjusted for non-cash income and expenses; partially offset by
•A $308 million increase in net cash outflows from changes in working capital, primarily due to higher use of cash from Accounts payable and accrued liabilities, Equipment installment plan receivables, Inventory and Short- and long-term operating lease liabilities, partially offset by lower use of cash from Accounts receivable, Other current and long-term liabilities and Other current and long-term assets.
•Net cash provided by operating activities includes the impact of $124 million and $345 million in net payments for Merger-related costs for the three months ended September 30, 2024 and 2023, respectively.

The increase for the nine months ended September 30, 2024, was primarily from:

•A $2.8 billion increase in Net income, adjusted for non-cash income and expenses; and
•A $223 million decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Accounts receivable and Other current and long-term liabilities, partially offset by higher use of cash from Other current and long-term assets, Accounts payable and accrued liabilities, Inventory, Operating lease right-of-use assets and Equipment installment plan receivables.
•Net cash provided by operating activities includes the impact of $658 million and $1.6 billion in net payments for Merger-related costs for the nine months ended September 30, 2024 and 2023, respectively.

Investing Activities

Net cash used in investing activities increased $1.9 billion, or 137%, for the three months ended and increased $2.2 billion, or 47%, for the nine months ended September 30, 2024.

The use of cash for the three months ended September 30, 2024, was primarily from:

•$2.4 billion in Purchases of spectrum licenses and other intangible assets, including deposits, primarily for the first tranche of 600 MHz licenses purchased from Channel 51 License Co LLC and LB License Co, LLC (see Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements); and
•$2.0 billion in Purchases of property and equipment, including capitalized interest, from the continued build-out of our nationwide 5G network; partially offset by
•$984 million in Proceeds related to beneficial interests in securitization transactions.

The use of cash for the nine months ended September 30, 2024, was primarily from:

•$6.6 billion in Purchases of property and equipment, including capitalized interest, from the continued build-out of our nationwide 5G network;
•$2.6 billion in Purchases of spectrum licenses and other intangible assets, including deposits, primarily for the first tranche of 600 MHz licenses purchased from Channel 51 License Co LLC and LB License Co, LLC (see Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements); and
•$390 million of cash consideration, net of cash acquired, related to the Ka’ena Acquisition; partially offset by
•$2.8 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash provided by financing activities increased $6.0 billion from a net use of cash for the three months ended September 30, 2023, to a net source of cash for the three months ended September 30, 2024. Net cash used in financing activities decreased $3.3 billion, or 38%, for the nine months ended September 30, 2024.

The source of cash for the three months ended September 30, 2024, was primarily from:

•$2.5 billion in Proceeds from issuance of long-term debt; partially offset by
•$758 million in Dividends on common stock;
•$560 million in Repurchases of common stock;
•$347 million in Repayments of financing lease obligations; and
•$223 million in Repayments of long-term debt.

The use of cash for the nine months ended September 30, 2024, was primarily from:

•$6.5 billion in Repurchases of common stock;
•$3.2 billion in Repayments of long-term debt;
•$2.3 billion in Dividends on common stock;
•$1.0 billion in Repayments of financing lease obligations; and
•$244 million in Tax withholdings on share-based awards; partially offset by
•$8.1 billion in Proceeds from issuance of long-term debt.

Cash and Cash Equivalents

As of September 30, 2024, our Cash and cash equivalents were $9.8 billion compared to $5.1 billion at December 31, 2023.

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

The table below provides a reconciliation of Adjusted Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2024	2023	$	%	2024	2023	$	%
Net cash provided by operating activities	$6,139	$5,294	$845	16%	$16,744	$13,700	$3,044	22%
Cash purchases of property and equipment, including capitalized interest	(1,961)	(2,424)	463	(19)%	(6,628)	(8,214)	1,586	(19)%
Proceeds from sales of tower sites	—	2	(2)	(100)%	—	10	(10)	(100)%
Proceeds related to beneficial interests in securitization transactions	984	1,131	(147)	(13)%	2,832	3,785	(953)	(25)%
Adjusted Free Cash Flow	$5,162	$4,003	$1,159	29%	$12,948	$9,281	$3,667	40%
Net cash provided by operating activities margin (Net cash provided by operating activities divided by Service revenues)	37%	33%		400 bps	34%	29%		500 bps
Adjusted Free Cash Flow margin (Adjusted Free Cash Flow divided by Service revenues)	31%	25%		600 bps	26%	20%		600 bps

Adjusted Free Cash Flow increased $1.2 billion, or 29%, for the three months ended and increased $3.7 billion, or 40%, for the nine months ended September 30, 2024, primarily from:

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
•Adjusted Free Cash Flow includes the impact of $124 million and $345 million for the three months ended September 30, 2024 and 2023, respectively, and $658 million and $1.6 billion for the nine months ended September 30, 2024 and 2023, respectively, in net payments for Merger-related costs.

During the nine months ended September 30, 2024 and 2023, there were no significant net cash proceeds from securitization.

Subsequent to September 30, 2024, on October 22, 2024, we executed an amendment to the EIP Sale Arrangement and an amendment to the Service Receivable Sale Arrangement (together, the “Pledge Amendments”). Following the effective date of the Pledge Amendments of November 1, 2024, all cash proceeds associated with the sale of such receivables, a portion of which is currently recognized as Proceeds related to beneficial interests in securitization transactions within Net cash used in investing activities on our Condensed Consolidated Statements of Cash Flows, will be recognized as operating cash flows. The Pledge Amendments will not have a net impact on Adjusted Free Cash Flow. See Note 5 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements for additional information.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $7.5 billion. As of September 30, 2024, there was no outstanding balance under the Revolving Credit Facility.

We maintain an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements and proceeds are expected to be used for general corporate purposes. As of September 30, 2024, there was no outstanding balance under this program.

Debt Financing

As of September 30, 2024, our total debt and financing lease liabilities were $82.3 billion, excluding our tower obligations, of which $74.0 billion was classified as long-term debt and $1.2 billion was classified as long-term financing lease liabilities.

During the nine months ended September 30, 2024, we issued long-term debt for net proceeds of $8.1 billion and repaid short-term debt with an aggregate principal amount of $3.2 billion.

Subsequent to September 30, 2024, on October 9, 2024, we issued $500 million of 4.250% Class A Senior ABS Notes to third parties in a private placement transaction for net proceeds of approximately $498 million. These ABS Notes are secured by $668 million of gross EIP receivables and future collections on such receivables. The expected maturities of these ABS notes are $136 million due 2026 and $364 million due 2027.

Subsequent to September 30, 2024, on October 11, 2024, we delivered notice of redemption on $1.5 billion aggregate principal amount of our 7.625% Senior Notes due 2025. We will redeem the notes at par on November 15, 2024.

For more information regarding our debt financing transactions, see Note 8 – Debt of the Notes to the Condensed Consolidated Financial Statements.

License Purchase Agreements

On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC (together with Channel 51 License Co LLC, the “Sellers”) in exchange for total cash consideration of $3.5 billion. On March 30, 2023, we and the Sellers entered into Amended and Restated License Purchase Agreements, pursuant to which we and the Sellers agreed to bifurcate the transaction into two tranches of licenses, with the closings on the acquisitions of certain licenses in Chicago, Dallas and New Orleans being deferred in order to potentially expedite the regulatory approval process for the remainder of the licenses. Subsequently, on August 25, 2023, we and the Sellers entered into Amendments No. 1 to the Amended and Restated License Purchase Agreements, whereby we deferred the closings of certain additional licenses in Chicago and Dallas into the second closing tranche. Together, the licenses with closings deferred into the second closing tranche represent approximately $1.1 billion of the aggregate $3.5 billion cash consideration.

The FCC approved the purchase of the first tranche on December 29, 2023. The first tranche closed on June 24, 2024, and the associated payment of $2.4 billion was made on August 5, 2024.

Subsequent to September 30, 2024, on October 22, 2024, the FCC approved the purchase of the Dallas licenses included in the second tranche. We expect the closing on the Dallas licenses and the associated payment of $541 million to occur in December 2024.

We anticipate that the closing on the remaining deferred licenses in the second tranche will occur in 2025.

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

On September 10, 2024, we entered into a license purchase agreement with N77 License Co LLC (“Buyer”), pursuant to which Buyer has the option to purchase all or a portion of our remaining 3.45 GHz spectrum licenses in exchange for a range of cash consideration, with the specific licenses sold to be determined based upon the amount of committed financing raised by Buyer. As of September 30, 2024, and December 31, 2023, the licenses subject to the license purchase agreement were held at cost of $2.7 billion in Spectrum licenses on our Condensed Consolidated Balance Sheets. We maintain the right to terminate the license purchase agreement no later than February 7, 2025, after our receipt of written notice of committed financing as of December 9, 2024, if Buyer’s committed financing is less than a certain target level of cash consideration. If we do not terminate the license purchase agreement, the transaction is subject to FCC approval.

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

Lumos Joint Venture

On April 24, 2024, we entered into a merger agreement with Fund VI for the joint acquisition by us and Fund VI of Lumos from EQT’s predecessor fund, EQT Infrastructure III. The Lumos joint acquisition is expected to close in early 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $950 million in the joint venture to acquire a 50% equity interest and all existing Lumos fiber customers. The funds invested by us will be used to fund future fiber builds. In addition, pursuant to the merger agreement, we expect to make an additional capital contribution of approximately $500 million in 2027 or 2028 for the existing business plan.

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

Following the closing of the transaction, UScellular will retain ownership of its other spectrum, as well as its towers. Subject to the closing of the transaction, we will enter into a 15-year master license agreement to lease space on at least 2,100 towers being retained and to extend our tenancy term on approximately 600 towers where we are already leasing space from UScellular for 15 years post-closing. We estimate the incremental future minimum lease payments associated with the master license agreement will be $1.4 billion over 15 years post-closing.

Metronet Joint Venture

On July 18, 2024, we entered into a definitive agreement with KKR to establish a joint venture to acquire Metronet. This arrangement is expected to close in 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $4.9 billion in the joint venture to acquire a 50% equity interest and all existing residential fiber customers, as well as funding the joint venture. We do not anticipate making further capital contributions following the closing for the existing business plan.

For more information regarding the Metronet joint venture, see Note 3 – Joint Ventures of the Notes to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of September 30, 2024, we derecognized net receivables of $2.3 billion upon sale through these arrangements.

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

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of September 30, 2024.

Financing Lease Facilities

We have uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. As of September 30, 2024, we have entered into $9.7 billion of financing leases under these financing lease facilities, of which $402 million and $969 million was executed during the three and nine months ended September 30, 2024, respectively. We expect to enter into up to a total of $1.2 billion in financing lease commitments during the year ending December 31, 2024.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses, the construction, expansion and upgrading of our network infrastructure and the integration of the networks, spectrum, technology, personnel and customer base of T-Mobile and Sprint. Property and equipment capital expenditures primarily relate to the integration of our network and spectrum licenses, including acquired Sprint PCS and 2.5 GHz spectrum licenses, as we build out our nationwide 5G network. We expect a reduction in capital expenditures related to these efforts in 2024 compared to 2023 given the substantial deployment of the 5G network completed in the preceding years. Future capital expenditure requirements will include the deployment of our acquired C-band licenses.

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

On June 13, 2024, our Board of Directors declared a cash dividend of $0.65 per share on our issued and outstanding common stock, which was paid on September 12, 2024, to stockholders of record as of the close of business on August 30, 2024.

On September 18, 2024, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which will be paid on December 12, 2024, to stockholders of record as of the close of business on November 27, 2024.

During the three and nine months ended September 30, 2024, we paid an aggregate of $758 million and $2.3 billion, respectively, in cash dividends to our stockholders, which was presented within Net cash provided by (used in) financing activities on our Condensed Consolidated Statements of Cash Flows. As of September 30, 2024, $1.0 billion for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets.

During the three months ended September 30, 2024, we repurchased 3,179,707 shares of our common stock at an average price per share of $202.45 for a total purchase price of $644 million, and during the nine months ended September 30, 2024, we repurchased 39,093,340 shares of common stock at an average price per share of $165.98 for a total purchase price of $6.5 billion, under the 2023-2024 Stockholder Return Program. As of September 30, 2024, we had up to $7.3 billion remaining under the 2023-2024 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2024.

Subsequent to September 30, 2024, from October 1, 2024, through October 18, 2024, we repurchased 4,186,019 shares of our common stock at an average price per share of $212.88 for a total purchase price of $891 million. As of October 18, 2024, we had up to $6.4 billion remaining under the 2023-2024 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2024.

For additional information regarding the 2023-2024 Stockholder Return Program, see Note 11 – Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements.

Related Party Transactions

We have related party transactions associated with DT, SoftBank or their respective affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of October 18, 2024, DT and SoftBank held, directly or indirectly, approximately 50.7% and 7.4%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 41.9% of the outstanding T-Mobile common stock held by other stockholders. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank, DT has voting control, as of October 18, 2024, over approximately 57.8% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended September 30, 2024, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended September 30, 2024, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to five customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH, Golgohar Trade and Technology GmbH and International Trade and Industrial Technology ITRITEC GmbH. These services have been terminated or are in the process of being terminated. For the three months ended September 30, 2024, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular, Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended September 30, 2024, were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended September 30, 2024, SoftBank had no gross revenues from such services, and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended September 30, 2024, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenues and net profit generated by such services during the three months ended September 30, 2024, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

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
As of September 30, 2024, we held €2.0 billion in EUR-denominated Senior Notes, which are subject to foreign currency exchange rate fluctuations. We have entered into cross-currency swap agreements that qualify and have been designated as fair value hedges of our EUR-denominated debt, mitigating our exposure to foreign currency transaction gains and losses. We do not foresee significant changes in the strategies used to manage market risk in the near future.

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

In connection with the closing of the Prepaid Transaction, we and DISH entered into certain arrangements, including a Master Network Services Agreement (the “MNSA”). Pursuant to the MNSA, DISH will receive network services from the Company for a period of seven years. As set forth in the MNSA, the Company provides DISH, among other things, (a) legacy network services for certain Boost Mobile prepaid end users on the Sprint network, (b) T-Mobile network services for certain end users that have been migrated to the T-Mobile network or provisioned on the T-Mobile network by or on behalf of DISH and (c) infrastructure mobile network operator services to assist in the access and integration of the DISH network.

Failure to successfully manage the MNSA may result in material unanticipated problems, including diversion of management time and energy, significant expenses and liabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended September 30, 2024:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1, 2024 - July 31, 2024	—	$—	—	$8,673
August 1, 2024 - August 31, 2024	20,147	185.82	20,147	8,669
September 1, 2024 - September 30, 2024	3,159,560	202.56	3,159,560	7,271
Total	3,179,707		3,179,707
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.1*	Compensation Term Sheet, dated as of September 12, 2024, by and between T-Mobile US, Inc. and Peter Osvaldik.				X
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (the cover page XBRL tags)

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

October 23, 2024	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)