Form 10-K
period 2024-12-31
T-Mobile US, Inc.
filed 2025-01-31
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                Yes ☐ No ☒
As of June 28, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $86.0 billion based on the closing sale price as reported on the NASDAQ Global Select Market. As of January 24, 2025, there were 1,141,744,952 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the definitive Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A or will be included in an amendment to this Report.

T-Mobile US, Inc.
Form 10-K
For the Year Ended December 31, 2024

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
•our inability to timely adopt and effectively deploy network technology developments;
•our inability to effectively execute our digital transformation and drive customer and employee adoption of emerging technologies;
•our inability to retain or motivate key personnel, hire qualified personnel or maintain our corporate culture;
•system failures and business disruptions, allowing for unauthorized use of or interference with our network and other systems;
•the scarcity and cost of additional wireless spectrum, and regulations relating to spectrum use;
•the timing and effects of any pending and future acquisition, divestiture, investment, joint venture or merger involving us, including our inability to obtain any required regulatory approval necessary to consummate any such transactions or to achieve the expected benefits of such transactions;
•adverse economic, political or market conditions in the U.S. and international markets, including changes resulting from increases in inflation or interest rates, supply chain disruptions and impacts of geopolitical instability, such as the Ukraine-Russia and Israel-Hamas wars and further escalations thereof;
•our inability to successfully deliver new products and services;
•any disruption or failure of our third parties (including key suppliers) to provide products or services for the operation of our business;
•sociopolitical volatility and polarization and risks related to environmental, social and governance matters;
•our substantial level of indebtedness and our inability to service our debt obligations in accordance with their terms;
•changes in the credit market conditions, credit rating downgrades or an inability to access debt markets;
•our inability to maintain effective internal control over financial reporting;
•any changes in regulations or in the regulatory framework under which we operate;
•laws and regulations relating to the handling of privacy, data protection and artificial intelligence (“AI”);
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
•interests of Deutsche Telekom AG (“DT”), our controlling stockholder, which may differ from the interests of other stockholders;
•our current and future stockholder return programs may not be fully utilized, and our share repurchases and dividend payments pursuant thereto may fail to have the desired impact on stockholder value; and
•future sales of our common stock by DT and SoftBank Group Corp. (“SoftBank”) and our inability to attract additional equity financing outside the United States due to foreign ownership limitations by the Federal Communications Commission (“FCC”).

Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law.

In addition, historical, current, and forward-looking environmental sustainability related statements may be based on standards for measuring progress that are still developing and internal controls and processes that continue to evolve. These initiatives are subject to additional risks and uncertainties, including regarding the evolving nature of data availability, quality, and assessment; related methodological concerns; our ability to implement various initiatives under expected timeframes, cost, and complexity; our dependency on third parties to provide certain information and to comply with applicable laws and policies; and other unforeseen events or conditions. For example, we note that standards and expectations regarding greenhouse gas (“GHG”) accounting and the processes for measuring and counting GHG emissions and GHG emission reductions are evolving, and it is possible that our approaches both to measuring our emissions and to reducing emissions and measuring those reductions may be, either currently by some stakeholders or at some point in the future, considered inconsistent with common or best practices with respect to measuring and accounting for such matters, and reducing overall emissions. These factors, as well as others, may cause results to differ materially and adversely from those expressed in any of our forward-looking statements. Additionally, we may provide information that is not necessarily material for SEC reporting purposes but that is informed by various other standards and frameworks (including standards for the measurement of underlying data), internal controls, and assumptions or third-party information that are still evolving and subject to change. Our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable governmental policies, or other factors, some of which may be beyond our control.

Investors and others should note that we announce material information to our investors using our investor relations website (https://investor.t-mobile.com), newsroom website (https://t-mobile.com/news), press releases, SEC filings and public conference calls and webcasts. We intend to also use certain social media accounts as means of disclosing information about us and our services and for complying with our disclosure obligations under Regulation FD (the @TMobileIR X account (https://x.com/TMobileIR), the @MikeSievert X account (https://x.com/MikeSievert) and our Chief Executive Officer’s LinkedIn account (https://www.linkedin.com/in/sievert), both of which Mr. Sievert also uses as a means for personal communications and observations, and the @TMobileCFO X account (https://x.com/tmobilecfo) and our Chief Financial Officer’s LinkedIn account (https://www.linkedin.com/in/peter-osvaldik-3887394), both of which Mr. Osvaldik also uses as a means for personal communication and observations). The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these social media channels in addition to following our press releases, SEC filings and public conference calls and webcasts. The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time as listed on our investor relations website.

PART I.

Item 1. Business

Business Overview and Strategy

Un-carrier Strategy

As America’s supercharged Un-carrier, we have disrupted the wireless communications services industry by actively engaging with and listening to our customers and focusing on eliminating their pain points. Our customers benefit from what we believe is an unmatched combination of value and network quality, unwavering focus on offering them the best possible service experience and undisputable drive for disruptive innovation in wireless and beyond. This includes providing added value and what we believe is an exceptional experience while implementing signature Un-carrier initiatives that have changed the wireless industry. We ended annual service contracts, overages, unpredictable international roaming fees and data buckets, among other things. We are inspired by a relentless focus on customer experience, consistently delivering award-winning customer experience, which drives our customer satisfaction levels while enabling operational efficiencies.

With what we believe is America’s largest, fastest, most awarded and most advanced 5G network, the Un-carrier strives to offer customers unrivaled coverage and capacity where they live, work and travel. We believe our network is the foundation of our success and powers everything we do. Our dense and multi-layer network provides an unmatched 5G and overall network experience to our customers, which consists of our foundational layer of low-band, our mid-band and our millimeter-wave (“mmWave”) spectrum licenses (see “Spectrum Position” below). This multilayer portfolio of spectrum broadens and deepens our nationwide 5G network, enabling accelerated innovation and increased competition in the U.S. wireless and broadband industries.

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

As part of our relentless, customer-first focus, we are transforming into an AI-enabled, data-informed, digital-first organization to continue delivering differentiated experiences to our customers. Leveraging the latest AI technology and digital capabilities, we are pioneering new approaches to serving customers with a platform to better anticipate and proactively solve their issues, offering personalized self-service options and taking authorized actions on their behalf, while simultaneously creating large-format customer experience stores for customers looking for an immersive experience, and increasing investment in domestic customer care. Our comprehensive T-Life app will further allow us to tap into customer preferences and radically simplify customer experiences in the future.

Our Operations

As of December 31, 2024, we provide wireless communications services to 129.5 million postpaid and prepaid customers and generate revenue by providing affordable wireless communications services to these customers, as well as a wide selection of wireless devices and accessories. We also provide wholesale wireless services to various partners, who then offer the services for sale to their customers. Our most significant expenses relate to operating and expanding our network, providing a full range of devices, acquiring and retaining high-quality customers and compensating employees. We provide services, devices and accessories across our flagship brands, T-Mobile, Metro by T-Mobile and Mint Mobile, through our T-Mobile and Metro by T-Mobile owned and operated retail stores, as well as through our websites (www.t-mobile.com, www.metrobyt-mobile.com and www.mintmobile.com), T-Mobile, Metro by T-Mobile and Mint Mobile apps, customer care channels and through national retailers. In addition, we sell devices to dealers and other third-party distributors for resale through independent third-party retail outlets and a variety of third-party websites. The information on our websites is not part of this Form 10-K. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

In addition to our wireless communications services, we offer High Speed Internet, which includes a fixed wireless product that utilizes the excess capacity of our nationwide 5G network. Our fixed wireless product is available to tens of millions of domestic households where we currently have excess network capacity, providing, for some consumers, an alternative to traditional landline internet or broadband service providers and expanding access to and choice for some consumers. With our High Speed Internet plan, customers can access the internet without worrying about annual service contracts, data overages or hidden fees.

We also provide products and services that are complementary to our wireless communications services, including device protection, financial services and advertising.

Customers

We provide wireless communications services to a variety of customers needing connectivity, but focus primarily on two categories of customers:

•Postpaid customers generally are qualified to pay after receiving wireless communications services utilizing phones, High Speed Internet modems, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and internet of things (“IoT”)). We serve consumers as well as business customers, who are provided services under the T-Mobile for Business brand.
•Prepaid customers generally pay for wireless communications services in advance. We serve prepaid customers under the T-Mobile, Metro by T-Mobile, Mint Mobile and Ultra Mobile brands.

We provide Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers access to our network. This access and the customer relationship are managed by wholesale partners, with whom we have commercial agreements permitting them to sell services utilizing our network.

We generate the majority of our service revenues by providing wireless communications services to postpaid and prepaid customers. Our ability to attract and retain postpaid and prepaid customers is important to our business in the generation of service revenues, equipment revenues and other revenues. In 2024, our service revenues generated by providing wireless communications services by customer category were:

•79% Postpaid customers;
•16% Prepaid customers; and
•5% Wholesale and other services.

Substantially all of our revenues for the years ended December 31, 2024, 2023 and 2022, were earned in the United States, including Puerto Rico and the U.S. Virgin Islands.

Network Strategy

Utilizing our multilayer spectrum portfolio, our mission is to become “Famous for Network.” We have deployed low-band, mid-band and mmWave spectrum dedicated for 5G across our dense and broad network to create what we believe is America’s largest, fastest, most awarded and most advanced 5G network.

We believe our spectrum position and focus on technology leadership will continue to drive network differentiation. Our innovative Customer-Driven Coverage (“CDC”) approach to network investments, and leadership in deploying the latest network technologies including Massive Multiple-input/multiple-out (“Massive MIMO”), Voice over New Radio (“VoNR”), four-carrier and higher order aggregation, dynamic network slicing and the U.S.’s first broad deployment of 5G Advanced, are enabled by our scaled nationwide 5G standalone network. We are also part of an alliance working to bring Radio Access Network (“RAN”) and AI innovation closer together to deliver transformational network experiences in the future.

Spectrum Position

We provide wireless communications services utilizing low-band spectrum licenses covering our 600 MHz and 700 MHz spectrum, mid-band spectrum licenses, such as Advanced Wireless Services (“AWS”), Personal Communications Services (“PCS”) and 2.5 GHz spectrum, and mmWave spectrum.

•We controlled an average of 394 MHz of combined low- and mid-band spectrum nationwide as of December 31, 2024. This spectrum is comprised of:
•An average of 41 MHz in the 600 MHz band;
•An average of 10 MHz in the 700 MHz band;
•An average of 14 MHz in the 800 MHz band;
•An average of 41 MHz in the 1700 MHz AWS band;
•An average of 66 MHz in the 1900 MHz PCS band;
•An average of 184 MHz in the 2.5 GHz band;
•An average of 11 MHz in the 3.45 GHz band; and
•An average of 27 MHz in the C-band.
•We controlled an average of 1,033 GHz of combined mmWave spectrum licenses.
•In September 2023, we entered into a License Purchase Agreement with Comcast Corporation and its affiliate, Comcast OTR1, LLC (together with Comcast Corporation, “Comcast”) pursuant to which we will acquire spectrum in the 600 MHz band in exchange for total cash consideration of between $1.2 billion and $3.3 billion. On January 13, 2025, we and Comcast entered into an amendment to the License Purchase Agreement pursuant to which we will acquire additional spectrum. Subsequent to the amendment, the total cash consideration for the transaction is between $1.2 billion and $3.4 billion. See Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements for additional details.
•We plan to evaluate future spectrum purchases in future auctions and secondary market opportunities to further augment or refine our current spectrum position.
•As of December 31, 2024, we had equipment deployed on approximately 82,000 macro cell sites and 52,000 small cell/distributed antenna system sites across our network.

Competition

The wireless communications services industry remains competitive. We are the second largest provider of wireless communications services in the U.S. as measured by our total postpaid and prepaid customers. Our wireless communications services competitors include other carriers, such as AT&T Inc. (“AT&T”), Verizon Communications, Inc. (“Verizon”), and DISH Network Corporation (“DISH”) as it continues to grow its network. In addition, our competitors include numerous smaller and regional providers, including Comcast Corporation, Charter Communications, Inc., Cox Communications, Inc., and Altice USA, Inc., many of which offer no-contract, postpaid and prepaid service plans. Competitors also include providers who offer similar communication services, such as voice, messaging and data services, using alternative technologies. In addition to our wireless communications services, our High Speed Internet service competes against other broadband providers, including traditional wireline solutions, such as Cable, DSL and Fiber broadband providers, and fixed wireless solutions, including AT&T and Verizon’s fixed wireless products, and Satellite Internet providers. Competitive factors within the wireless communications services and broadband industries include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies and regulatory changes. Some of our competitors have shown a willingness to use discounted pricing or offer bundled services as a potential source of differentiation.

Human Capital

Employees

As of December 31, 2024, we employed approximately 70,000 full-time and part-time employees, including network, retail, administrative and customer support functions.

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

Training and Development

Career growth and development is foundational to T-Mobile’s culture and success. We want to deliver the best experiences from the best teams, and one way we do that is by offering an array of development programs and resources to build diverse talent and empower our people to succeed through every step of their career. We put employees in the driver’s seat and give them access to mentoring, training, videos, books, job search and interview tips, and much more.

By strategically investing in the following three key areas of career development and learning, we are developing our talent now and for the future.

•Evolve skills and careers – Learn every day, champion relentless improvement, develop critical skills, explore career possibilities, and build the desired career;
•Advance leadership expertise – Build critical leadership capabilities, enable leadership growth at all levels, and develop skills to lead in the future; and
•Champion belonging and inclusion – Promote inclusive habits and behaviors and enhance belonging and connectedness.

Belonging and Inclusion

Our diversity, equity and inclusion efforts are focused on fostering a workplace that helps us better serve our customers and communities across the nation. We aim to create an environment where employees feel included, valued and empowered, contributing to a stronger, more connected business. T-Mobile has an inclusive hiring process that seeks diverse talent to be candidates for employment, but all of our hiring decisions continue to be based solely on merit.

Employee Resource Groups (ERGs)

Many of our employees participate in one of six Employee Resource Groups (ERGs) and their sub-groups, which are instrumental in promoting connection. Each of these groups is open to any and all employees, and there are 38 chapters nationwide that organize volunteer opportunities and local events.

Our ERGs include:

•Veterans & Allies Network;
•Accessibility Community at T-Mobile;
•Multicultural Alliance;
•Asia Pacific & Allies Network;
•Black Empowerment Network;
•Indigenous Peoples Network;
•Eleva Network (focused on the Latino community and allies);
•Multigenerational Network;
•Pride; and
•Women & Allies Network.

These groups offer immersive experiences, mentorship programs, networking opportunities, and community service projects. They are designed to help participants grow as professionals and community leaders.

External Diversity Councils

In partnership with civil rights organizations, we had previously established two External Diversity and Inclusion Councils. These councils offered guidance for our efforts in areas like workforce recruitment, procurement, community investment, and corporate governance. The work with these external councils concluded as planned after a successful 5-year collaboration and the councils have been dissolved.

Suppliers

T-Mobile considers a broad range of suppliers, including those that are veteran-owned, disability-owned, woman-owned, minority-owned, and LGBT-owned, and we include small and large businesses of all kinds in our procurement processes. Purchases and contracts are awarded based on the best qualified and most competitive suppliers to enable T-Mobile’s success.

Environmental Sustainability

Efficiencies and Reducing Our Carbon Footprint

We are actively working to identify efficiencies in our energy usage and reduce our environmental impact by:

•Pursuing a science-based net-zero emissions target for 2040, covering Scope 1, 2, and 3 emissions;
•Investing in renewable energy, meeting our RE100 pledge since 2021, through initiatives such as Virtual Power Purchasing Agreements and clean energy projects producing over 3.4 million megawatt hours annually;
•Enhancing energy efficiency in our facilities, including retail stores, data centers, and cell sites; and
•Promoting a circular economy through a robust device reuse and recycling program.

Responsible Sourcing

We believe our suppliers are a valuable extension of our business and corporate values. Our Supplier Code of Conduct outlines expectations around ethical business practices for our suppliers. We require our suppliers to operate in compliance with the laws, rules, regulations and ethical standards of the countries in which they operate or provide products or services. We expect our suppliers to share our commitment to ethical conduct and environmentally responsible business practices while they conduct business with or on behalf of us. Our Responsible Sourcing Policy further outlines T-Mobile’s expectations in this area.

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

Congress and the FCC have imposed limitations on foreign ownership of CMRS licensees. Direct foreign ownership in the licensee of more than 20% is prohibited. Indirect foreign ownership of more than 25% through an entity controlling the licensee must be reviewed and approved by the FCC as not inconsistent with the public interest. Consistent with that established policy, the FCC has issued a declaratory ruling authorizing up to 100% ownership of our Company by DT.

For our Educational Broadband Service (“EBS”) licenses in the 2.5 GHz band, FCC rules previously limited eligibility to hold EBS licenses to accredited educational institutions and certain governmental, religious and nonprofit entities, while permitting those license holders to lease their licenses to commercial providers for non-educational purposes. Therefore, we have historically accessed EBS spectrum primarily through long-term leasing arrangements with EBS license holders. Our EBS spectrum leases typically have an initial term equal to the remaining term of the EBS license, with an option to renew the lease for additional terms, for a total lease term of up to 30 years. In April 2020, the FCC lifted the restriction on who can hold EBS licenses and the 30-year limitation on lease duration, among other changes. The elimination of these restrictions allows current license holders to sell their licenses, including to T-Mobile. While a majority of our leases have contractual provisions enabling us to match offers, we may be forced to compete with others to purchase 2.5 GHz licenses on the secondary market and expend additional capital earlier than we may have anticipated. T-Mobile has started to acquire some of these EBS licenses, but we continue to lease spectrum in this band and expect that to be the case for some time.

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

For example, following the FCC’s adoption of the 2017 Restoring Internet Freedom (“RIF”) Order reclassifying broadband internet access services as non-common carrier “information services,” a number of states sought to impose state-specific net neutrality, rate-setting, and privacy requirements on providers’ broadband services. The FCC’s RIF Order expressly preempted such state efforts, which were inconsistent with the FCC’s federal deregulatory approach at that time. In 2019, however, the DC Circuit issued a ruling largely upholding the RIF Order but also vacating the portion of the ruling broadly preempting state/local measures regulating broadband services. The court left open the prospect that particular state laws could still unlawfully conflict with the FCC’s RIF Order and be preempted. In the meantime, the FCC sought to repeal the RIF Order through its adoption of the 2024 Open Internet Order, though the latter was struck down by a federal court of appeals in January 2025.

While most states pursuing net neutrality legislation sought to codify the federal rules repealed by the RIF Order, there are differences in some states. For example, California has passed separate privacy and net neutrality legislation, while many others have passed privacy laws, and New York has passed a broadband rate-setting law. There are also efforts within Congress to pass federal legislation to codify uniform federal privacy and net neutrality requirements. Ensuring the preemption of separate state requirements, including the California laws, is critical to this effort. If not preempted or rescinded, separate state requirements will impose significant business costs and could also result in increased litigation costs and enforcement risks. A number of states also subject wireless service providers to registration requirements. State authority over wireless broadband services will likely remain unsettled unless resolved by the courts, the FCC or Congress.

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

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating T-Mobile. Our business, financial condition, liquidity, or operating results, as well as the price of our common stock and other securities, could be materially and adversely affected by any of these risks.

Risks Related to Our Business

We operate in a highly competitive industry. If we are unable to attract and retain customers, our business, financial condition, and operating results would be negatively affected.

The wireless communications services industry is highly competitive. As the industry reaches saturation, competition in all market segments, including prepaid, postpaid, enterprise and government customers will likely further intensify, putting pressure on pricing and/or margins for us and all our competitors. Our ability to attract and retain customers will depend on multiple factors, such as network quality and capacity, customer service excellence, effective marketing strategies, competitive pricing, compelling value propositions, and distribution and logistics capabilities. Additionally, targeted marketing approaches for diverse customer segments, coupled with continuous innovation in products and services, are essential for retaining and expanding our customer base. If we are unable to successfully differentiate our services from our competitors, it would adversely affect our competitive position and ability to grow our business.

We have seen and expect to continue to see intense competition in all market segments from traditional Mobile Network Operators (“MNOs”), such as AT&T and Verizon, who have each invested heavily in spectrum, their wireless networks, and services and device promotions, and DISH, as it continues to build out its wireless network and roll out services. Numerous other regional MNOs and MVNOs offering wireless services may also compete with us in some markets, including cable providers, such as Comcast, Charter, Cox, and Altice, as they continue to diversify their offerings to include wireless services offered under MVNO agreements. As new products and services emerge, we may also be forced to compete against non-traditional competitors from outside of the wireless communications services industry, such as satellite providers, offering similar connectivity services using alternative technologies.

In the market for broadband services, traditional cable providers, AT&T, Verizon, and other players such as satellite and fiber providers, all compete for customers. To complement our fixed wireless service, we have agreed to enter into joint venture agreements aimed at establishing a robust fiber wireline network in certain geographic regions that we believe will complement our fixed wireless services in those areas. However, these partnerships also involve inherent risks. See “Any acquisition, divestiture, investment, joint venture or merger may subject us to significant risks, any of which may harm our business” for further discussions of such risks.

If we are unable to compete effectively in attracting and retaining customers in markets where we operate, it could negatively impact our business, financial condition, and operating results.

We have experienced criminal cyberattacks and may experience disruption, data loss and other security breaches, whether directly or indirectly through third parties whose products and services we rely on in operating our business.

Our business involves the receipt, storage, and transmission of confidential information about our customers, such as sensitive personal, account and payment information, confidential information about our employees and suppliers, and other sensitive information about our Company, such as our business plans, transactions, financial information, and intellectual property (collectively, “Confidential Information”). Additionally, to offer services to our customers and operate our business, we utilize several applications and systems, including those we own and operate, such as our wireless network, as well as others provided to us by third parties, such as cloud service providers and SaaS companies (collectively, “Systems”).

We are subject to persistent cyberattacks and threats to our business from bad actors seeking to gain unauthorized access to Confidential Information and compromise Systems to undermine availability or integrity. They are perpetrated by a variety of groups and persons, including nation state-sponsored parties, malicious actors, employees, contractors, or other unrelated third parties. Some actors reside in jurisdictions where law enforcement measures to address such attacks are ineffective or unavailable.

Cyberattacks against companies like ours are increasing in frequency and scope of potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent, and detect incidents successfully in every instance. In some cases, these bad actors exploit bugs, errors, misconfigurations or other vulnerabilities in our Systems to obtain Confidential Information. In other cases, these bad actors obtain unauthorized access to Confidential Information by exploiting insider access or utilizing log in credentials taken from our customers, employees, or third-party providers through credential harvesting, social engineering or other means. Other bad actors aim to cause serious operational disruptions to our business and Systems through ransomware or distributed denial of services attacks.

Although we regularly work to identify, track and remedy any security vulnerabilities, given the complex nature of our Systems and the tools that are available to us, we may be unable to identify vulnerabilities in a timely manner, or to apply patches or compensating measures that address such vulnerabilities, before bad actors can exploit them. The exploitation of a security vulnerability before patches or measures are applied could materially compromise Confidential Information and Systems.

In addition, we routinely rely upon third-party providers whose products and services are used in our business. These third-party providers have experienced, and will continue to experience cyberattacks that involve attempts to expose our Confidential Information and/or to create operational risk that could materially and adversely affect our business, and these providers also face other security challenges common to all parties that collect and process information. Additionally, our Systems include components from third parties or fourth parties we do not control and may have compromises, defects, flaws, or design errors unknown to us.

As a result of the previously disclosed cyberattacks in August 2021 and January 2023, we incurred significant costs in connection with, among other things, responding to and resolving mass arbitration claims, multiple class action lawsuits and an FCC investigation. For more information on the foregoing, see “– Contingencies and Litigation – Litigation and Regulatory Matters” in Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

In addition to the August 2021 cyberattack and the January 2023 cyberattack, we have experienced unrelated non-material incidents involving unauthorized access to certain Confidential Information and Systems. Typically, these incidents have involved attempts to commit fraud by taking control of a customer’s phone line, often by exploiting insider access or using compromised credentials. In other cases, the incidents have involved unauthorized access to certain of our customers’ private information, including payment information, financial data, social security numbers or passwords, and our intellectual property. Some of these incidents have occurred at third-party providers, including third parties who provide us with various Systems and others who sell our products and services through retail locations or take care of our customers.

In November 2024, it was publicly reported that a nation-state actor called “Salt Typhoon” successfully infiltrated the telecommunications networks of certain of our competitors to obtain information on their customers. While we have no evidence that any of our Systems or Confidential Information were impacted in any significant way, we may face similar attempts in the future.

Our procedures and safeguards to prevent unauthorized access to Confidential Information and to defend against cyberattacks seeking to disrupt our operations must be continually evaluated and enhanced to address the ever-evolving threat landscape and changing cybersecurity regulations, including while we adapt complex digital transformation efforts. These preventative actions require the investment of significant resources and management time and attention. Additionally, we do not have control of the cybersecurity systems, breach prevention, and response protocols of our third-party providers, including through our cybersecurity programs or policies. While T-Mobile may have contractual rights to assess the effectiveness of many of our providers’ systems and protocols, we do not have the means to always know or assess the effectiveness of all of our providers’ systems and controls. We cannot provide any assurances that actions taken by us, or our third-party providers, including through our cybersecurity programs or policies, will adequately repel a significant cyberattack or prevent or substantially mitigate the impacts of cybersecurity breaches or misuses of Confidential Information, unauthorized access to our networks or Systems or exploits against third-party environments, or that we, or our third-party providers, will be able to effectively identify, investigate, and remediate such incidents in a timely manner or at all. We expect to continue to be the target of cyberattacks, given the nature of our business, and we expect the same with respect to our third-party providers. We also expect that threat actors will continue to gain sophistication including in the use of tools and techniques (such as AI) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, making it more challenging for us to identify, investigate and recover from future cyberattacks in a timely and effective manner. In addition, we have acquired and continue to acquire companies with cybersecurity vulnerabilities or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks. If we fail to protect Confidential Information or to prevent operational disruptions from future cyberattacks, there may be a material adverse effect on our business, reputation, financial condition, cash flows, and operating results.

If we fail to timely adopt and effectively deploy emerging network technologies, our competitive position could erode, which may adversely affect our business, financial condition, and operating results.

Our competitive advantage and reputation depend on our ability to provide industry-leading network coverage, speed, and reliability. While we have established a leadership position in 5G, the communications industry evolves rapidly, and emerging technologies – such as AI-driven Radio Access Networks (“AI-RAN”) and the potential transition to 6G – may redefine network standards and increase customer expectations. To stay ahead, we are investing in strategic collaborations with third parties, such as AI-RAN partnerships, to develop technologies that are intended to advance our network capabilities. Despite these efforts, we may encounter technical challenges, regulatory hurdles, supply chain constraints, or unexpected delays in developing and deploying new network technologies. If we fail to anticipate market trends, efficiently integrate innovative solutions into our network, or maintain the quality and reliability of our network, our market share and competitive standing could erode, adversely impacting our business and operating results.

If we fail to effectively execute our digital transformation and drive customer and employee adoption of emerging technologies, our competitive position and financial performance could be materially harmed.

We are engaged in complex digital transformation efforts intended to streamline operations, enhance customer experience, and improve our overall competitiveness. These initiatives involve integrating emerging and rapidly evolving technologies, reconfiguring internal processes, and implementing advanced data analytics and AI-driven tools, including those developed through our partnerships with a number of third-party providers. The successful execution of our planned transformation is subject to significant uncertainties. For example, we may face challenges in harmonizing complex system architectures, integrating new platforms with legacy infrastructure, and managing large volumes of data from disparate sources. We must also maintain rigorous data security and privacy safeguards, ensure our AI-driven solutions comply with evolving regulatory standards, and mitigate potential issues such as algorithmic bias or unintended operational disruptions. Additionally, implementing these digital solutions often requires substantial capital and operational expenditures, extensive employee training, specialized skill sets that may be difficult to source, and close coordination with multiple third-party vendors and partners. If we fail to execute these initiatives effectively, our ability to realize the intended benefits of digital transformation may be compromised. Even if we successfully deploy these capabilities, customer adoption and employee acceptance may be slower than anticipated, diminishing the expected improvements to efficiency, service quality, or revenue generation. This could materially and adversely affect our competitive position, financial performance, and brand reputation.

We rely on highly skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire a sufficient number of qualified new personnel, or maintain our corporate culture.

Our future success depends in substantial part on our ability to attract, recruit, hire, motivate, develop, and retain talented personnel possessing the qualifications, experiences, capabilities and skills we need for all areas of our organization, including our CEO and members of our senior leadership team. Succession planning to ensure effective transfer of knowledge and a seamless transition when key personnel depart is also important to our long-term success. Additionally, as we continue to make significant investments in new technologies and new business areas, we are increasingly dependent on being able to hire and retain technically skilled employees, including those with expertise in AI and machine learning.

Both external factors, such as fluctuations in economic and industry conditions, changes in U.S. immigration policies, regulatory changes, political forces and the competitive landscape, and internal factors, such as employee tolerance for changes in our corporate culture, organizational changes, limited remote working opportunities, and our compensation programs, may impact our ability to effectively manage our workforce. Further, employee compensation and benefit costs may increase due to inflationary pressures, and if our compensation does not keep up with inflation or that of our competitors’, we may see increased employee dissatisfaction and departures or difficulty in recruiting new employees. If key employees depart or we are unable to recruit and integrate new employees successfully, our business could be negatively impacted.

System failures and business disruptions may prevent us from providing reliable service, which could materially and adversely affect our reputation and financial condition.

We rely upon systems and networks – those of third-party suppliers and other providers, in addition to our own – to provide services to our customers. System, network, or infrastructure failures resulting from one of several potential causes may prevent us from providing reliable service or otherwise operate our business. Examples of these risks include:

•physical damage, power surges or outages, equipment failure, or other service disruptions with respect to both our wireless and wireline networks, including those resulting from severe weather, storms, earthquakes, floods, hurricanes, wildfires and other natural disasters, which may occur more frequently or with greater intensity as a result of global climate change, public health crises, terrorist attacks, political instability and volatility and acts of war;
•human error due to factors such as poor change management or policy compliance;
•risks to our access to and use of reliable energy and water;
•hardware or software failures or outages of our business systems or communications network;
•supplier failures or delays; and
•shifts in physical conditions due to climate change, such as sea-level rise or changes in temperature or precipitation patterns, which may impact the operating conditions of our infrastructure or other infrastructure we rely on.

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

We continue to acquire and deploy new spectrum to expand and deepen our 5G coverage, maintain our quality of service, meet increasing or changing customer demands, and deploy new technologies. In order to expand and differentiate our services from our competitors, we will continue to actively seek to make additional investments in new spectrum, which could be significant. However, we may be unable to secure the additional spectrum necessary to maintain or enhance our competitive position on favorable terms or at all.

The continued interest in acquiring spectrum by existing carriers and others, including speculators, may reduce our ability to acquire or renew spectrum holdings (such as 2.5Ghz), and/or increase the cost of spectrum that is made available in the secondary markets and government auctions. Additionally, the FCC may be unable to make sufficient additional spectrum available for auction to meet the demand from all interested parties. As a result, any such spectrum that is made available at auction may be subject to heightened competition and priced beyond levels we are able or willing to pay.

Even if new spectrum becomes available to us, the FCC or other government entities may impose conditions on the acquisition and use of such spectrum, such as the configuration or geographic areas in which the spectrum may be deployed. These conditions may substantially increase the costs we incur or negatively affect the value of the spectrum to our business.
If we cannot acquire needed spectrum from the government or otherwise, if competitors acquire spectrum that will allow them to provide services competitive with our services, or if we cannot deploy services over acquired spectrum on a timely basis without burdensome conditions, at reasonable cost, and while maintaining network quality levels, our ability to attract and retain customers and our business, financial condition and operating results could be materially and adversely affected.

Any acquisition, divestiture, investment, joint venture or merger may subject us to significant risks, any of which may harm our business.

We may pursue acquisitions of, investments in, or joint ventures or mergers with, other companies, or the acquisition of technologies, services, products or other assets that we believe would complement or expand our business. We may also elect to divest some of our assets to third parties. Some of these potential transactions could be significant relative to the size of our business and operations. Any such transaction would involve a number of risks and could present financial, managerial and operational challenges, including:

•diversion of management attention from running our existing business;
•increased costs to integrate the networks, spectrum, technology, personnel, customer base, distributors and business partners and business practices of the company involved in any such transaction with our business;
•increased interest expense and leverage or limits on other uses of cash;
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
•risks of entering markets in which the Company has no or limited experience and where competitors have stronger market positions;
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

We have entered into joint venture agreements aimed at establishing a robust fiber broadband network that complements our fixed wireless services. Once closed, differences in views among the joint venture participants may result in delayed decisions or disputes. Operating through joint ventures in which we do not hold a majority ownership interest results in us having limited control over many decisions made with respect to the businesses of the joint ventures. We also cannot control the actions of our joint venture partners. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures. Any of these risks could have a material adverse effect on our business, financial condition and results of operations and could also affect our reputation.

Additionally, in connection with our merger (the “Merger”) with Sprint Corporation (“Sprint”) and related transactions, including the acquisition by DISH of certain prepaid wireless business (the “Prepaid Transaction” and, collectively, the “Transactions”), we agreed to fulfill various government commitments (the “Government Commitments”), including, among others, extensive 5G network build-out, delivering high-speed wireless services to the vast majority of Americans and marketing our in-home fixed wireless product to households where spectrum capacity is sufficient, as well as commitments related to national security, pricing and availability of rate plans. These Government Commitments materially increased our compliance obligations and could result in additional expenses and/or penalties in the future. In connection with the Prepaid Transaction, we and DISH entered into certain arrangements, including a Master Network Services Agreement (the “MNSA”), pursuant to which we provide DISH, for a period of seven years, network services for certain end users and infrastructure mobile network operator services to assist in the access and integration of the DISH network.

Any failure to fulfill our obligations under the Government Commitments and the MNSA in a timely manner could result in substantial fines, penalties, or other legal and administrative actions, liabilities, and reputational harm.

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

Weak economic and credit conditions may also adversely impact our suppliers, dealers, wholesale partners or MVNOs, and enterprise and government customers, some of which may file for bankruptcy, or may experience cash flow or liquidity problems, or may be unable to obtain or refinance credit such that they may no longer be able to operate. Any of these could adversely impact our ability to distribute, market, or sell our products and services.

If we do not successfully deliver new products and services, we may not realize our intended growth targets or generate the expected returns from our business, adversely affecting our financial condition, and operating results.

We continue to expand our offerings beyond traditional wireless services to include High Speed Internet (including fiber broadband), advertising technology and services, and specialized network solutions, such as network slicing for first responders (T-Priority) and 5G advanced network solutions (ANS) for enterprises. These new ventures require significant capital, expertise, and operational support, and their success depends on factors we cannot fully control or predict. Increased competition, technical challenges, security concerns, operational complexities, or shifting regulatory landscapes could delay product rollouts, inflate costs, or limit adoption rates. Additionally, entering new markets or lines of business may expose us to unfamiliar regulatory requirements, compliance challenges, or damage existing customer relationships. Should these new products and services fail to gain traction, generate expected returns, or deliver value to customers, we could incur substantial expenses without offsetting revenue gains, adversely affecting our business, financial condition, and operating results.

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

Our suppliers are also subject to their own risks, including, but not limited to, cybersecurity, economic, financial and credit conditions, labor force disruptions, geopolitical tensions, disruptions in global supply chain and the risks of natural catastrophic events (such as earthquakes, floods, hurricanes, storms, heatwaves and fires), energy shortages, power outages, equipment failures, terrorist attacks or other hostile acts, and public health crises, such as the COVID-19 pandemic, which may result in performance below the levels required by their contracts. Our business could be severely disrupted if critical suppliers or service providers fail to comply with their contracts or if we experience delays or service degradation during any transition to a new outsourcing provider or other supplier or if we are required to replace the supplied products or services with those from another source, especially if the replacement becomes necessary on short notice. Any such disruptions could have a material adverse effect on our business, financial condition, and operating results.

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

Additionally, we rely on third-party technology partners on various projects and developments. If any of our third-party technology partners terminate or reduce their relationships with us or suspend, limit, or cease their operations, we may not be able to complete such initiatives or achieve the intended results from the partnerships, and our business, reputation, financial condition and results of operations may suffer.

Sociopolitical volatility and polarization may adversely affect our business operations and reputation.

The current sociopolitical environment is characterized by deep complexity, volatility, and polarization on various social and political issues. The increasing intersection of technology and politics has led to rapid and unpredictable shifts in public sentiment. Social media and digital platforms have amplified the voices of various stakeholders, creating the potential for swift change in public opinion and stronger reactions to corporate actions. As a company that sells products and services across the nation to millions of customers, these dynamics increase the risk of potential reputational damage, boycotts, and shifts in consumer behavior that could adversely affect our brand, sales and profitability. Our ability to respond effectively, sensitively, and authentically to the expectations and concerns of our customers, employees, and other stakeholders is key to mitigating these risks. If we are unable to manage these challenges effectively, there may be adverse impacts to our business, reputation, financial condition, and operating results.

Additionally, we are subject to emerging and evolving regulatory requirements and frameworks regarding environmental, social and governance matters, including potential new or revised disclosure rules proposed by the SEC and recently enacted or proposed legislation in jurisdictions such as California. The ultimate scope of these regulations may change as they are finalized, and they may not be uniform across jurisdictions. Meeting these obligations may require significant investments of time, capital, and personnel.

Risks Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our business flexibility and ability to service our debt, and increase our borrowing costs.

We have, and we expect that we will continue to have, a substantial amount of debt. Our substantial level of indebtedness could have the effect of, among other things, reducing our flexibility in responding to changing business, economic, market and industry conditions and increasing the amount of cash required to service our debt. In addition, this level of indebtedness may also reduce funds available for capital expenditures, any Board-approved share repurchases, dividends or other activities. Those impacts may put us at a competitive disadvantage relative to other companies with lower debt levels. Further, we may incur substantial additional indebtedness in the future, subject to the restrictions contained in our debt instruments, if any, which could increase the risks associated with our capital structure.

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

Risks Related to Legal and Regulatory Matters

Failure to maintain effective internal control over financial reporting could impair our compliance with Section 404 of the Sarbanes-Oxley Act, which could lead to material misstatements in our financial statements and adversely affect our operations and reputation.

We rely on robust internal controls to provide reasonable assurance regarding the reliability of our financial information and the preparation of our financial statements. These controls include, among other things, properly designed processes, clear policies and procedures, competent personnel, effective oversight functions, and reliable information systems that facilitate the collection, processing, and communication of financial data. As we continue to refine and improve our systems to align with our evolving business needs, there is no assurance that these improvements will be implemented without delays or disruptions. A failure or significant delay in updating our systems, or a failure to effectively integrate new systems with existing processes, could compromise the effectiveness of our internal controls. If our internal controls are not effectively designed or properly implemented, or if changes to our business processes or organizational structure outpace our internal controls’ ability to adapt, we could experience material weaknesses or other deficiencies.

Any material weaknesses or other control deficiencies that may arise in the future could require significant time and resources to remediate. If we are unable to remediate material weaknesses in internal control over financial reporting, then our ability to analyze, record and report financial information free of material misstatements, to prepare financial statements within the time periods specified by the rules and forms of the SEC and otherwise to comply with the requirements of Section 404 of the Sarbanes-Oxley Act would be negatively impacted. As a result, we could face legal fines and penalties, diminished investor confidence, and adverse impacts on our access to the capital markets, potentially resulting in a decline in our stock price and harm to our reputation.

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

The FCC regulates the licensing, construction, modification, operation, ownership, sale, and interconnection of wireless communications systems, as do some state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees or at what power levels, the nature of the services that licensees may offer and how the services may be offered, and the resolution of issues of interference between operators in the same or adjacent spectrum bands. Changes necessary to resolve interference issues or concerns may have a significant impact on our ability to fully utilize our spectrum. Additionally, the FTC and other federal and state agencies have asserted that they have jurisdiction over some consumer protection matters, and the elimination and prevention of anticompetitive business practices with respect to the provision of wireless products and services.

We cannot assure that the FCC or any other federal, state, or local agencies will not adopt or change regulations, change or discontinue existing programs, implement new programs, or take enforcement or other actions that would adversely affect our business, impose new costs, or require changes in current or planned operations, including timing of the shutdown of legacy technologies.

We also face potential investigations by, and inquiries from or actions by state public utility commissions. We also cannot assure that Congress will not amend the Communications Act, from which the FCC obtains its authority, and which serves to limit state authority, or enact other legislation in a manner that could be adverse to our business.

Further, government funded programs may be discontinued due to ongoing legal challenges to the FCC’s funding mechanism, which could result in the reduction in subsidies for low-income customers and the associated revenue.

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

Laws and regulations relating to the handling of privacy, data protection and AI may result in increased costs, legal claims, fines against us, or reputational damage.

Since 2020, more than a dozen states have enacted new, comprehensive privacy laws that create new data privacy rights for residents of those states and new compliance obligations for us and the industry in general, in addition to private rights of action for certain types of data breaches. These include the California Consumer Privacy Act (“CCPA”) and similar laws in other states. Pending legislation in a number of other states would create similar laws elsewhere. All of these new privacy laws and others that we expect to be developed and enacted going forward will impose additional data protection obligations and potential liability on companies such as ours doing business in those states. Further, privacy laws also limit our ability to collect and use personal information.

We have incurred and will continue to incur significant implementation costs to ensure compliance with the CCPA, new privacy laws in other states, and their related regulations, including managing the complexity of laws that vary from state to state. Both federal and state governments are considering additional privacy laws and regulations which, if passed, could further impact our business, strategies, offerings, and initiatives and cause us to incur further costs. Any actual or perceived failure to comply with the CCPA, other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breaches, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.

AI-related laws and regulations continue to remain uncertain and may vary from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape may require us to incur significant additional costs or limit our ability to incorporate certain AI capabilities into our business operations or product offerings. As we integrate AI technologies into our business, we must navigate varying regulations that could impact our operations and product development. Failure to comply with these regulations could result in fines, penalties, or restrictions on our use of AI, which could adversely affect our business.

Unfavorable outcomes of legal proceedings may adversely affect our business, reputation, financial condition, cash flows and operating results.

We and our affiliates are involved in various disputes, governmental and/or regulatory inspections, investigations and proceedings, mass arbitrations and litigation matters. For more information, see “– Contingencies and Litigation – Litigation and Regulatory Matters” in Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

In addition, we, along with equipment manufacturers and other carriers, are subject to current and potential future lawsuits alleging adverse health effects arising from the use of wireless handsets or from wireless transmission equipment such as cell towers. In addition, the FCC has from time to time gathered data regarding wireless device emissions, and its assessment of the risks associated with using wireless devices may evolve based on its findings. Any of these allegations or changes in risk assessments could result in customers purchasing fewer devices and wireless services, could result in significant legal and regulatory liability, and could have a material adverse effect on our business, reputation, financial condition, cash flows and operating results.

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

Additionally, we have faced and will continue to face various litigations alleging that our products or services infringe patents or other intellectual property of third parties, including potential litigation arising from our use of AI. If successful, these litigations could result in an award of financial compensation, including damages or royalties, business disruptions, reputational harm, or an order requiring that we cease offering, selling, and using the relevant products, equipment, services, and network functions. Defending against such litigation is not only costly and time-consuming, but it may also be disruptive to our business operations and divert resources and attention. Furthermore, the outcomes of these litigations are inherently uncertain.

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

The financing of devices, such as through our EIP, impact our regulatory compliance obligations. Failure to remain compliant with applicable regulations may increase our risk exposure in the following areas:

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the laws are issued or applied. In many cases, the application of existing, newly enacted or amended tax laws may be uncertain and subject to different interpretations, especially when evaluated against new technologies and telecommunications services, such as broadband internet access and cloud-related services. Legislative changes, administrative interpretations and judicial decisions affecting the scope or application of tax laws could also impact revenue reported and taxes due on tax inclusive plans. Additionally, failure to comply with any of the tax laws could subject us to additional taxes, fines, penalties, or other adverse actions.

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

Our existing wireless licenses are subject to renewal upon the expiration of the period for which they are granted. Our licenses have been granted with an expectation of renewal, and the FCC generally has approved our license renewal applications. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. If we fail to timely file to renew any wireless license or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. Many of our wireless licenses are subject to interim or final construction requirements, and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the build-out or renewal requirements. Accordingly, we cannot assure that the FCC will renew our wireless licenses upon their expiration. If any of our wireless licenses were to be revoked or not renewed upon expiration, we would not be permitted to provide services under that license, which could have a material adverse effect on our business, financial condition, and operating results.

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

In addition, we license certain trademarks from DT, including the right to use the trademark “T-Mobile” as a name for the Company and our flagship brand under a trademark license agreement, as amended, with DT. As described in more detail in our Proxy Statement on Schedule 14A filed with the SEC on April 24, 2024 under the heading “Transactions with Related Persons and Approval,” we are obligated to pay DT a royalty in an amount equal to 0.25% (the “royalty rate”) of the net revenue (as defined in the trademark license) generated by products and services sold by the Company under the licensed trademarks subject to a cap of $80 million per calendar year through December 31, 2028. We and DT are obligated to negotiate a new trademark license when (i) DT has 50% or less of the voting power of the outstanding shares of capital stock of the Company or (ii) any third party owns or controls, directly or indirectly, 50% or more of the voting power of the outstanding shares of capital stock of the Company, or otherwise has the power to direct or cause the direction of the management and policies of the Company. If we and DT fail to agree on a new trademark license, either we or DT may terminate the trademark license and such termination shall be effective, in the case of clause (i) above, on the third anniversary after a notice of termination and, in the case of clause (ii) above, on the second anniversary after a notice of termination. A further increase in the royalty rate or termination of the trademark license could have a material adverse effect on our business, financial condition, and operating results.

We cannot guarantee that our current and future stockholder return programs will be fully utilized or that they will enhance long-term stockholder value.

Our Board of Directors has authorized, and may from time to time authorize, stockholder return programs, consisting of repurchases of shares of our common stock, the payment of cash dividends, or both. The specific timing and amount of any share repurchases and any dividend payments under any stockholder return program will depend on prevailing share prices, general economic and market conditions, Company performance and other considerations, such as whether the Company determines that there are other uses for the funds currently authorized for the program that would be more advantageous for our business. In addition, the specific timing and amount of any dividend payments are subject to declaration on future dates by the Board of Directors in its sole discretion.

Any stockholder return program could impact our cash flows and affect the trading price of our common stock and increase volatility. We cannot guarantee that any stockholder return program will be fully consummated or that it will enhance long-term stockholder value. Our current and future stockholder return programs do not, and will not, obligate the Company to acquire any particular amount of common stock or to declare and pay any particular amount of dividends, and any program may be suspended or discontinued at any time at the Company’s discretion. Any announcement of termination of any program may result in a decrease in the price of our common stock.

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

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our Cybersecurity Approach and Integration

We have implemented processes for overseeing and identifying material risks from cybersecurity threats, and our cybersecurity processes are integrated into the Company’s overall risk management system and processes. As part of management’s oversight of cybersecurity, our Chief Security Officer (“CSO”) presents on our cybersecurity practices to the Nominating and Corporate Governance Committee of our Board of Directors (the “NCG Committee”) and to our full Board of Directors on a periodic basis. Our Senior Vice President, Internal Audit & Risk Management (the “Chief Audit Executive”), periodically presents enterprise risks, including cybersecurity risks, to the Audit Committee of our Board of Directors (the “Audit Committee”). Our

Chief Compliance Officer regularly attends meetings of the NCG Committee to provide insights from the compliance perspective relating to cybersecurity.

Cyber risk management is a core component of the Company's governance structure. We utilize the National Institute of Standards and Technology’s Cybersecurity Framework as a guide in cyber risk management to identify, assess, and assist the CSO in managing cybersecurity risks. Cyber risk management encompasses partnerships among teams that are responsible for cyber governance, prevention, detection, and remediation activities within the Company’s cybersecurity environment. As part of our cyber risk management efforts, we conduct periodic reviews and collaborate with enterprise-wide risk assessments to assess and manage cybersecurity risks. Our cybersecurity team also provides enterprise-wide cybersecurity training for employees to continuously improve our mitigation against human-driven vulnerabilities.

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

Cybersecurity Incident Impact

As previously disclosed, in August 2021, we experienced a cybersecurity incident that resulted in numerous lawsuits, including mass arbitration claims and multiple class action lawsuits. In January 2023, we experienced another cybersecurity incident that also resulted in consumer class actions and regulatory inquiries. As a result of the August 2021 cyberattack and the January 2023 cyberattack, we have incurred and may continue to incur significant costs or experience other material financial impacts, which may not be covered by, or may exceed the coverage limits of, our cyber liability insurance, and such costs and impacts may have a material adverse effect on our business, reputation, financial condition, cash flows and operating results. For additional details regarding the impact of both cybersecurity incidents, see Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

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

Enterprise Risk & Compliance Committee

Our Enterprise Risk & Compliance Committee is comprised of a collective of senior management representatives and subject matter experts from across the Company. The Enterprise Risk & Compliance Committee is chaired by the Chief Financial Officer of the Company, with the Executive Vice President & General Counsel as the co-chair and comprises core members including the Transformation and Chief Information & Digital Officer, while the CSO serves in an advisory capacity. The purpose of the Enterprise Risk & Compliance Committee is to oversee and govern the Company’s risk management, environmental, social, corporate governance, cybersecurity, and operational compliance activities, as well as provide a means of bringing risk issues to the attention of management. Specific to cybersecurity, the Transformation and Chief Information & Digital Officer and the CSO have the expertise to provide insights into the nature of cyber threats, the Company’s readiness, and actions taken to mitigate such risks.

Disclosure of the Board’s Roles and Responsibilities

Our Board of Directors oversees risks from cybersecurity threats using a multi-faceted approach that involves the NCG Committee and Audit Committee and various executive roles. Additionally, our Transformation and Chief Information & Digital Officer and CSO report on cybersecurity to the full Board.

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

Audit Committee

The Audit Committee is integral to overseeing the Company’s overall risk management strategies, including cybersecurity risks and disclosures. To keep the Audit Committee informed, the Chief Audit Executive maintains a direct and open communication channel with the Audit Committee. Regular meetings are held for the Chief Audit Executive to report to the Audit Committee. These include an enterprise-wide risk assessment that highlights cybersecurity risks and cybersecurity risk mitigation actions. Additionally, the Audit Committee receives updates on significant incidents and cybersecurity risks that have been presented to or discussed with the Enterprise Risk & Compliance Committee.

Item 2. Properties

Our properties are best described on a collective basis, as no individual property is material. Our property and equipment consists of the following:

(percent of gross property and equipment)	December 31, 2024	December 31, 2023
Wireless communications systems	71%	68%
Land, buildings and building equipment	5%	5%
Data processing equipment and other	24%	27%
Total	100%	100%

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

Item 3. Legal Proceedings

For more information regarding the legal proceedings in which we are involved, see Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TMUS.” We are included within the S&P 500 in the Wireless Telecommunication Services GICS (Global Industry Classification Standard) Sub-Industry index. As of January 24, 2025, there were 14,513 registered stockholders of record of our common stock, but we estimate the total number of stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

During the year ended December 31, 2024, we declared and paid cash dividends totaling $2.83 per share, as part of our 2023-2024 Stockholder Return Program (as defined below). Additionally, on November 21, 2024, our Board of Directors declared a quarterly cash dividend of $0.88 per share on our issued and outstanding common stock, which will be paid on March 13, 2025, to stockholders of record as of the close of business on February 28, 2025, as part of our 2025 Stockholder Return Program (as defined below).

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended December 31, 2024:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
October 1, 2024 - October 31, 2024	7,070,211	$217.82	7,070,211	$5,731
November 1, 2024 - November 30, 2024	6,527,845	235.76	6,527,845	4,192
December 1, 2024 - December 31, 2024	6,685,526	230.35	6,685,526	14,004
Total	20,283,582		20,283,582
(1)    On September 6, 2023, our Board of Directors authorized a stockholder return program for up to $19.0 billion of repurchases of our common stock and payment of dividends through December 31, 2024 (the “2023-2024 Stockholder Return Program”). On December 13, 2024, we announced that our Board of Directors authorized a stockholder return program for up to an additional $14.0 billion that will run through December 31, 2025 (the “2025 Stockholder Return Program”). The amounts presented represent the remaining dollar amount authorized for purchase under the 2023-2024 Stockholder Return Program and 2025 Stockholder Return Program, as applicable, as of the end of the period, which has been reduced by the amount of any cash dividends declared and paid by the Company.

See Note 15 - Stockholder Return Programs of the Notes to the Consolidated Financial Statements for more information about our 2023-2024 Stockholder Return Program and 2025 Stockholder Return Program.

Performance Graph

The graph below compares the five-year cumulative total returns of T-Mobile, the S&P 500 index, the NASDAQ Composite index and the Dow Jones US Mobile Telecommunications TSM index. The graph tracks the performance of a $100 investment, with the reinvestment of all dividends, from December 31, 2019 to December 31, 2024.
The five-year cumulative total returns of T-Mobile, the S&P 500 index, the NASDAQ Composite index and the Dow Jones US Mobile Telecommunications TSM index, as illustrated in the graph above, are as follows:

	At December 31,
(in dollars)	2019	2020	2021	2022	2023	2024
T-Mobile US, Inc.	$100.00	$171.96	$147.90	$178.53	$205.33	$286.82
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
Dow Jones US Mobile Telecommunications TSM	100.00	109.03	99.62	89.92	96.64	118.64

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

Our MD&A is provided as a supplement to, and should be read together with, our audited consolidated financial statements as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, included in Part II, Item 8 of this Form 10-K. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Merger-Related Costs

Merger-related costs associated with our Merger with Sprint generally include:

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

Merger-related costs have been excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Net cash payments for Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities on our Consolidated Statements of Cash Flows and our calculation of Adjusted Free Cash Flow.

During the year ended December 31, 2024, we recognized a gain for the $100 million extension fee previously paid by DISH associated with the DISH License Purchase Agreement as a reduction to Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income. The gain was presented as a reduction in Merger-related costs and excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA. See Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements for more information.

As of June 30, 2024, we have incurred substantially all restructuring and integration costs associated with the Merger and, accordingly, no longer separately disclose Merger-related costs. The cash payments for the Merger-related costs incurred extend beyond 2024. Cash payments extending beyond 2024 primarily relate to operating and financing leases for which we have recognized accelerated lease expense. See Note 19 – Restructuring Costs of the Notes to the Consolidated Financial Statements for more information.

Merger-related costs are presented below:

(in millions)	Year Ended December 31,			2024 Versus 2023		2023 Versus 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Merger-related costs
Cost of services, exclusive of depreciation and amortization	$180	$652	$2,670	$(472)	(72)%	$(2,018)	(76)%
Cost of equipment sales, exclusive of depreciation and amortization	—	(12)	1,524	12	(100)%	(1,536)	(101)%
Selling, general and administrative	(59)	394	775	(453)	(115)%	(381)	(49)%
Total Merger-related costs	$121	$1,034	$4,969	$(913)	(88)%	$(3,935)	(79)%

Net cash payments for Merger-related costs	$767	$1,973	$3,364	$(1,206)	(61)%	$(1,391)	(41)%

2023 Workforce Reduction

In August 2023, we implemented an initiative to reduce the size of our workforce by approximately 5,000 positions, just under 7% of our total employee base, primarily in corporate and back-office functions, and some technology roles.

See Note 19 – Restructuring Costs of the Notes to the Consolidated Financial Statements for more information.

Joint Ventures

On April 24, 2024, we entered into a definitive agreement with a fund operated by EQT, Infrastructure VI fund (“Fund VI”), to establish a joint venture between us and Fund VI to acquire Lumos (“Lumos”), a fiber-to-the-home platform, from EQT’s predecessor fund, EQT Infrastructure III. The arrangement is expected to close in the first half of 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $950 million in the joint venture to acquire a 50% equity interest and all existing Lumos fiber customers. The funds invested by us will be used to fund future fiber builds. In addition, pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million in 2027 or 2028 under the existing business plan.

On July 18, 2024, we entered into a definitive agreement with KKR & Co. Inc. (“KKR”) to establish a joint venture to acquire Metronet Holdings, LLC and certain of its affiliates (collectively, “Metronet”), a fiber-to-the-home platform. This arrangement is expected to close in 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $4.9 billion in the joint venture to acquire a 50% equity interest and all existing residential fiber customers, as well as funding the joint venture. We do not anticipate making further capital contributions following the closing under the existing business plan.

The joint ventures will focus on market identification and selection, build plans, network engineering and design, network deployment, and customer installation, with us owning customer relationships and selling fiber service under the T-Mobile brand. Upon closing of the transactions, we expect to account for the Lumos and Metronet joint ventures under the equity method of accounting and recognize service revenues for the acquired Lumos and Metronet fiber customers and wholesale costs paid to the joint ventures for network access within Cost of services on our Consolidated Statements of Comprehensive Income.

Acquisition of Ka’ena Corporation

On May 1, 2024 (the “Acquisition Date”), we completed the merger with Ka’ena Corporation and its subsidiaries, including, among others, Mint Mobile LLC (collectively, “Ka’ena”), and as a result, Ka’ena became a wholly owned subsidiary of T-Mobile (the “Ka’ena Acquisition”). The total purchase price is variable, dependent upon specified performance indicators of Ka’ena, and consists of an upfront payment on the Acquisition Date and an earnout payable on August 1, 2026. On the Acquisition Date and in satisfaction of the upfront payment, we transferred $420 million in cash and 3,264,952 shares of T-Mobile common stock valued at $536 million as determined based on its closing market price on April 30, 2024, for a total payment fair value of $956 million. A portion of the upfront payment made on the Acquisition Date was for the settlement of the preexisting wholesale relationship with Ka’ena. The amount of the upfront payment was subject to customary adjustments and as a result of such adjustments, $17 million of the upfront payment was returned to T-Mobile during the fourth quarter of 2024, which resulted in a commensurate increase in the maximum payable in satisfaction of the earnout.

Based on the adjusted amount paid upfront, up to an additional $420 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout, dependent upon Ka’ena’s achievement of specified performance indicators.

Prior to the Ka’ena Acquisition, Ka’ena was a wholesale partner of the Company for which we recognized service revenues within Wholesale and other service revenues. Upon the closing of the Ka’ena Acquisition, this relationship was effectively terminated, and the Company acquired Ka’ena’s prepaid customer relationships and began to recognize service revenues associated with these customers within Prepaid revenues and operating expenses primarily within Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income subsequent to the Acquisition Date.

For more information regarding the Ka’ena Acquisition, see Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements.

Acquisition of UScellular Wireless Operations

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

For more information regarding our acquisition of UScellular’s wireless operations, see Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements.

Acquisition of Vistar Media Inc.

On December 20, 2024, we entered into an agreement and plan of merger for the acquisition of 100% of the outstanding capital stock of Vistar Media Inc., a provider of technology solutions for digital-out-of-home advertisements, for a purchase price of approximately $625 million. The purchase price is subject to certain agreed-upon working capital and other adjustments. The acquisition is subject to certain customary closing conditions, including certain regulatory approvals, and is expected to close in the first quarter of 2025.

Revenue Trends

In 2025, we expect Postpaid service revenues to continue to grow, primarily due to continued postpaid account and customer growth as well as postpaid Average Revenue per Account (“ARPA”) growth driven by the execution of our strategy to continuously deepen our account relationships, including growth in High Speed Internet. We also expect an increase in service revenues upon the closing of our previously announced joint ventures and acquisition of UScellular. In addition, Wholesale and other service revenues are expected to continue to decline primarily as DISH services more of its Boost customers with their standalone network.

Operating Expense Trends

In 2025, we expect Total operating expenses to increase, primarily driven by higher Depreciation and amortization from assets placed into service associated with our continued build-out of our nationwide 5G network, as well as higher Cost of equipment sales, driven by higher expected unit sales from a growing customer base. We also expect an increase in Total operating expenses upon the closing of our previously announced joint ventures and acquisition of UScellular. We expect these increases to be partially offset by synergy realization from the acquisition of UScellular benefiting Cost of services.

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

To date, price inflation has not had a significant impact on our operations as we have fixed rates established through long-term contracts for many of our most significant costs, including for many of our tower agreements and backhaul contracts. Similarly, our exposure to the impact of rising interest rates is limited, primarily to any new debt issuances or draws on our Revolving Credit Facility (as defined below), as interest is paid on our Senior Notes at a fixed rate. We continue to monitor the impact of these trends on the payment performance of our customers.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Year Ended December 31,			2024 Versus 2023		2023 Versus 2022
(in millions)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Revenues
Postpaid revenues	$52,340	$48,692	$45,919	$3,648	7%	$2,773	6%
Prepaid revenues	10,399	9,767	9,857	632	6%	(90)	(1)%
Wholesale and other service revenues	3,439	4,782	5,547	(1,343)	(28)%	(765)	(14)%
Total service revenues	66,178	63,241	61,323	2,937	5%	1,918	3%
Equipment revenues	14,263	14,138	17,130	125	1%	(2,992)	(17)%
Other revenues	959	1,179	1,118	(220)	(19)%	61	5%
Total revenues	81,400	78,558	79,571	2,842	4%	(1,013)	(1)%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	10,771	11,655	14,666	(884)	(8)%	(3,011)	(21)%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	18,882	18,533	21,540	349	2%	(3,007)	(14)%
Selling, general and administrative	20,818	21,311	21,607	(493)	(2)%	(296)	(1)%
Impairment expense	—	—	477	—	NM	(477)	(100)%
(Gain) loss on disposal group held for sale	—	(25)	1,087	25	(100)%	(1,112)	(102)%
Depreciation and amortization	12,919	12,818	13,651	101	1%	(833)	(6)%
Total operating expenses	63,390	64,292	73,028	(902)	(1)%	(8,736)	(12)%
Operating income	18,010	14,266	6,543	3,744	26%	7,723	118%
Other expense, net
Interest expense, net	(3,411)	(3,335)	(3,364)	(76)	2%	29	(1)%
Other income (expense), net	113	68	(33)	45	66%	101	(306)%
Total other expense, net	(3,298)	(3,267)	(3,397)	(31)	1%	130	(4)%
Income before income taxes	14,712	10,999	3,146	3,713	34%	7,853	250%
Income tax expense	(3,373)	(2,682)	(556)	(691)	26%	(2,126)	382%
Net income	$11,339	$8,317	$2,590	$3,022	36%	$5,727	221%

Statement of Cash Flows Data
Net cash provided by operating activities	$22,293	$18,559	$16,781	$3,734	20%	$1,778	11%
Net cash used in investing activities	(9,072)	(5,829)	(12,359)	(3,243)	56%	6,530	(53)%
Net cash used in financing activities	(12,815)	(12,097)	(6,451)	(718)	6%	(5,646)	88%
Non-GAAP Financial Measures
Adjusted EBITDA	$31,864	$29,428	$27,821	$2,436	8%	$1,607	6%
Core Adjusted EBITDA	31,771	29,116	26,391	2,655	9%	2,725	10%
Adjusted Free Cash Flow	17,032	13,586	7,656	3,446	25%	5,930	77%
NM - Not meaningful

The following discussion and analysis is for the year ended December 31, 2024, compared to the same period in 2023, unless otherwise stated. For a discussion and analysis of the year ended December 31, 2023, compared to the same period in 2022, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 2, 2024.

Total revenues increased $2.8 billion, or 4%. The components of these changes are discussed below.

Postpaid revenues increased $3.6 billion, or 7%, primarily from:

•Higher average postpaid accounts; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues increased $632 million, or 6%, primarily from:

•Higher average prepaid customers, primarily from the prepaid customers acquired through the Ka’ena Acquisition; partially offset by
•Lower prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A.

Wholesale and other service revenues decreased $1.3 billion, or 28%, primarily from:

•Lower MVNO revenues, including the impact from the Ka’ena Acquisition, and lower DISH and TracFone MVNO revenue;
•Lower Affordable Connectivity Program and Lifeline revenues; and
•Lower Wireline revenues due to the sale of the Wireline Business on May 1, 2023.

Equipment revenues increased slightly, primarily from:

•An increase of $627 million in liquidation revenue, primarily due to a higher number of liquidated devices, including the impact from the transition of certain device recovery programs from external sources to in-house processing; mostly offset by
•A decrease of $231 million in device sales revenue, excluding purchased leased devices, primarily from:
•A net decrease in the total number of devices sold, driven by lower Assurance Wireless and prepaid devices, partially offset by higher postpaid devices; partially offset by
•Higher average revenue per device sold, net of promotions, primarily driven by an increase in the high-end phone mix; and
•A decrease of $219 million in lease revenues, primarily due to a lower number of customer devices under lease as a result of the continued strategic shift in device financing from leasing to EIP.

Other revenues decreased $220 million, or 19%, primarily from the transition of certain device recovery programs from external sources to in-house processing, resulting in a change in presentation from Other revenues to Equipment revenues.

Total operating expenses decreased $902 million, or 1%. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, decreased $884 million, or 8%, primarily from:

•A decrease of $472 million in Merger-related costs related to network decommissioning and integration;
•Lower costs due to the sale of the Wireline Business on May 1, 2023;
•Lower employee costs, primarily due to reduced headcount;
•$141 million of severance and related costs associated with the August 2023 workforce reduction recognized in the prior year; and
•Higher Merger synergies; partially offset by
•Higher site costs related to the continued build-out of our nationwide 5G network.

Cost of equipment sales, exclusive of depreciation and amortization, increased $349 million, or 2%, primarily from:

•An increase of $457 million in liquidation costs, primarily due to a higher number of liquidated devices, including the impact from the transition of certain device recovery programs from external sources to in-house processing; partially offset by
•A decrease of $81 million in device cost of equipment sales, excluding purchased leased devices, primarily from:
•A net decrease in the total number of devices sold, driven by lower Assurance Wireless and prepaid devices, partially offset by higher postpaid devices; partially offset by
•Higher average cost per device sold, primarily driven by an increase in the high-end phone mix.

Selling, general and administrative expenses decreased $493 million, or 2%, primarily from:

•A decrease of $453 million in Merger-related costs, including the $100 million gain recognized during the year ended December 31, 2024, for the extension fee previously paid by DISH associated with the DISH License Purchase Agreement;
•$321 million of severance and related costs associated with the August 2023 workforce reduction recognized in the prior year;
•$202 million of gains associated with the closing of certain spectrum exchange transactions and $105 million of legal-related insurance recoveries recognized during the year ended December 31, 2024; and
•Higher Merger synergies; partially offset by
•Higher costs as a result of the Ka’ena Acquisition; and
•Higher advertising expenses.

Gain on disposal group held for sale was $25 million for the year ended December 31, 2023, related to the sale of the Wireline Business on May 1, 2023. There was no gain or loss on disposal group held for sale for the year ended December 31, 2024.

Depreciation and amortization increased slightly, primarily from higher depreciation expense from the acceleration of certain technology assets in the first half of 2024 as we continue to modernize our network, technology systems and platforms and from the continued build-out of our nationwide 5G network.

Operating income, the components of which are discussed above, increased $3.7 billion, or 26%.

Interest expense, net increased slightly, primarily from:

•Higher interest expense, primarily due to higher average debt outstanding and a higher average effective interest rate; mostly offset by
•Higher interest income, primarily due to higher average balances and higher average interest rates on short-term cash equivalents.

Other income, net increased $45 million, or 66%, primarily from the $80 million gain recognized during the year ended December 31, 2024, associated with the partial settlement of the Sprint Retirement Pension Plan retiree obligations. See Note 13 – Employee Compensation and Benefit Plans for additional information.

Income before income taxes, the components of which are discussed above, was $14.7 billion and $11.0 billion for the years ended December 31, 2024 and 2023, respectively.

Income tax expense increased $691 million, or 26%, primarily from:

•Higher income before income taxes; partially offset by
•An increase in tax benefits from adjustments to certain tax reserves; and
•Net tax benefits recognized from a remeasurement of deferred tax assets and liabilities in certain state jurisdictions.

Our effective tax rate was 22.9% and 24.4% for the years ended December 31, 2024 and 2023, respectively.

Net income, the components of which are discussed above, was $11.3 billion and $8.3 billion for the years ended December 31, 2024 and 2023, respectively. Net income included:

•Merger-related costs, net of Merger-related gain and tax, of $91 million for the year ended December 31, 2024, compared to Merger-related costs, net of tax, of $775 million for the year ended December 31, 2023.
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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	December 31, 2024	December 31, 2023
Current assets	$16,741	$17,601
Noncurrent assets	179,335	178,252
Current liabilities	18,279	19,040
Noncurrent liabilities (1)	122,934	128,197
Due to non-guarantors (1)	1,507	10,916
Due to related parties	2,098	1,576
(1)     The decrease in Noncurrent liabilities and Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the year ended December 31, 2024.

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	Year Ended December 31, 2024	Year Ended December 31, 2023
Total revenues	$78,996	$75,934
Operating income	14,463	10,707
Net income	8,360	4,766
Revenue from non-guarantors	2,619	2,393
Operating expenses to non-guarantors	2,481	2,569
Other expense to non-guarantors	(116)	(699)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	December 31, 2024	December 31, 2023
Current assets	$10,970	$11,193
Noncurrent assets	14,734	11,324
Current liabilities	12,683	12,751
Noncurrent liabilities (1)	96,145	110,688
Due to non-guarantors (1)	21,371	41,805
Due to related parties	2,098	1,576
(1)     The decrease in Noncurrent liabilities and Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the year ended December 31, 2024.

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	Year Ended December 31, 2024	Year Ended December 31, 2023
Total revenues	$330	$19
Operating loss	(3,628)	(3,197)
Net loss	(8,101)	(7,629)
Other expense, net, to non-guarantors	(584)	(2,005)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	December 31, 2024	December 31, 2023
Current assets	$10,970	$11,193
Noncurrent assets	14,734	11,324
Current liabilities	12,756	12,823
Noncurrent liabilities (1)	92,278	106,881
Due to non-guarantors (1)	12,318	32,706
Due to related parties	2,098	1,576
(1)     The decrease in Noncurrent liabilities and Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the year ended December 31, 2024.

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	Year Ended December 31, 2024	Year Ended December 31, 2023
Total revenues	$330	$19
Operating loss	(3,628)	(3,197)
Net loss	(8,041)	(7,491)
Other expense, net, to non-guarantors	(257)	(1,489)

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

The following table sets forth the number of ending postpaid accounts:

	As of December 31,			2024 Versus 2023		2023 Versus 2022
(in thousands)	2024	2023	2022	# Change	% Change	# Change	% Change
Postpaid accounts (1)	30,894	29,797	28,526	1,097	4%	1,271	4%
(1)    Customers impacted by the decommissioning of the legacy Sprint CDMA and LTE and T-Mobile UMTS networks have been excluded from our postpaid account base resulting in the removal of 57,000 postpaid accounts in the first quarter of 2022 and 69,000 postpaid accounts in the second quarter of 2022.

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Year Ended December 31,			2024 Versus 2023		2023 Versus 2022
(in thousands)	2024	2023	2022	# Change	% Change	# Change	% Change
Postpaid net account additions	1,097	1,271	1,436	(174)	(14)%	(165)	(11)%

Postpaid net account additions decreased 174,000, or 14%, for the year ended December 31, 2024, primarily from fewer High Speed Internet only additions.

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

The following table sets forth the number of ending customers:

	As of December 31,			2024 Versus 2023		2023 Versus 2022
(in thousands)	2024	2023	2022	# Change	% Change	# Change	% Change
Customers, end of period
Postpaid phone customers	79,013	75,936	72,834	3,077	4%	3,102	4%
Postpaid other customers	25,105	22,116	19,398	2,989	14%	2,718	14%
Total postpaid customers	104,118	98,052	92,232	6,066	6%	5,820	6%
Prepaid customers (1)	25,410	21,648	21,366	3,762	17%	282	1%
Total customers	129,528	119,700	113,598	9,828	8%	6,102	5%
Adjustments to customers (1) (2)	3,504	170	(1,878)	3,334	NM	2,048	(109)%
(1)    In the second quarter of 2024, we acquired 3,504,000 prepaid customers through the Ka’ena Acquisition, which includes the impact of certain base adjustments to align the policies of Ka’ena and T-Mobile.
(2)    Customers impacted by the decommissioning of the legacy Sprint CDMA and LTE and T-Mobile UMTS networks have been excluded from our customer base resulting in the removal of 212,000 postpaid phone customers and 349,000 postpaid other customers in the first quarter of 2022 and 284,000 postpaid phone customers, 946,000 postpaid other customers and 28,000 prepaid customers in the second quarter of 2022. In the fourth quarter of 2023, we recognized an additional base adjustment to increase postpaid phone customers by 20,000 and increase postpaid other customers by 150,000 due to fewer customers than expected whose service was deactivated as a result of the network shut-downs. In connection with our acquisition of companies, we included a base adjustment in the first quarter of 2022 to increase postpaid phone customers by 17,000 and reduce postpaid other customers by 14,000. Certain customers now serviced through reseller contracts were removed from our reported postpaid customer base resulting in the removal of 42,000 postpaid phone customers and 20,000 postpaid other customers in the second quarter of 2022.
NM - Not meaningful

High Speed Internet customers included in Postpaid other customers were 5,742,000 and 4,288,000 as of December 31, 2024 and 2023, respectively. High Speed Internet customers included in Prepaid customers were 688,000 and 488,000 as of December 31, 2024 and 2023, respectively.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Year Ended December 31,			2024 Versus 2023		2023 Versus 2022
(in thousands)	2024	2023	2022	# Change	% Change	# Change	% Change
Net customer additions
Postpaid phone customers	3,077	3,082	3,093	(5)	—%	(11)	—%
Postpaid other customers	2,989	2,568	3,326	421	16%	(758)	(23)%
Total postpaid customers	6,066	5,650	6,419	416	7%	(769)	(12)%
Prepaid customers	258	282	338	(24)	(9)%	(56)	(17)%
Total net customer additions	6,324	5,932	6,757	392	7%	(825)	(12)%
Adjustments to customers (1) (2)	3,504	170	(1,878)	3,334	NM	2,048	(109)%
(1)    In the second quarter of 2024, we acquired 3,504,000 prepaid customers through the Ka’ena Acquisition, which includes the impact of certain base adjustments to align the policies of Ka’ena and T-Mobile.
(2)    Customers impacted by the decommissioning of the legacy Sprint CDMA and LTE and T-Mobile UMTS networks have been excluded from our customer base resulting in the removal of 212,000 postpaid phone customers and 349,000 postpaid other customers in the first quarter of 2022 and 284,000 postpaid phone customers, 946,000 postpaid other customers and 28,000 prepaid customers in the second quarter of 2022. In the fourth quarter of 2023, we recognized an additional base adjustment to increase postpaid phone customers by 20,000 and increase postpaid other customers by 150,000 due to fewer customers than expected whose service was deactivated as a result of the network shut-downs. In connection with our acquisition of companies, we included a base adjustment in the first quarter of 2022 to increase postpaid phone customers by 17,000 and reduce postpaid other customers by 14,000. Certain customers now serviced through reseller contracts were removed from our reported postpaid customer base resulting in the removal of 42,000 postpaid phone customers and 20,000 postpaid other customers in the second quarter of 2022.
NM - Not meaningful

Total net customer additions increased 392,000, or 7%, primarily from:

•Higher postpaid other net customer additions, primarily due to
•Higher net additions from mobile internet devices, primarily due to higher prior year deactivations of lower ARPU mobile internet devices in the educational sector that were activated during the COVID-19 pandemic and no longer needed; and
•Higher net additions from other connected devices; partially offset by
•Lower net additions from wearables; and
•Lower net additions from High Speed Internet, primarily driven by increased deactivations from a growing customer base, partially offset by a lower churn rate; partially offset by
•Lower prepaid net customer additions, primarily driven by continued moderation of prepaid industry growth and lower net additions from High Speed Internet, partially offset by higher net additions following the Ka’ena Acquisition.
•High Speed Internet net customer additions included in postpaid other net customer additions were 1,454,000 and 1,878,000 for the years ended December 31, 2024 and 2023, respectively. High Speed Internet net customer additions included in prepaid net customer additions were 200,000 and 252,000 for the years ended December 31, 2024 and 2023, respectively.

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

The following table sets forth the churn:

	Year Ended December 31,			Bps Change 2024 Versus 2023	Bps Change 2023 Versus 2022
	2024	2023	2022
Postpaid phone churn	0.86%	0.87%	0.88%	-1 bps	-1 bps
Prepaid churn	2.73%	2.76%	2.77%	-3 bps	-1 bps

Postpaid phone churn decreased 1 basis point, primarily from improved customer retention, including the benefits of a differentiated value proposition and network experience.

Prepaid churn decreased 3 basis points, primarily from improved customer retention.

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

The following table sets forth our operating measure ARPA:

(in dollars)	Year Ended December 31,			2024 Versus 2023		2023 Versus 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Postpaid ARPA	$143.85	$139.27	$137.43	$4.58	3%	$1.84	1%

Postpaid ARPA increased $4.58, or 3%, primarily from:

•Higher premium services, primarily high-end rate plans, net of contra-revenues for content included in such plans, and discounts for specific affinity groups, such as 55+, military and first responders;
•An increase in customers per account, including continued adoption of High Speed Internet; and
•The impact from rate plan optimizations; partially offset by
•Increased promotional activity; and
•An increase in total High Speed Internet only accounts.

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

The following table sets forth our operating measure ARPU:

(in dollars)	Year Ended December 31,			2024 Versus 2023		2023 Versus 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Postpaid phone ARPU	$49.35	$48.83	$48.78	$0.52	1%	$0.05	—%
Prepaid ARPU	36.06	37.92	38.76	(1.86)	(5)%	(0.84)	(2)%

Postpaid Phone ARPU

Postpaid phone ARPU increased slightly, primarily from:

•Higher premium services, primarily high-end rate plans, net of contra-revenues for content included in such plans, and discounts for specific affinity groups, such as 55+, military and first responders; and
•The impact from rate plan optimizations; mostly offset by
•Increased promotional activity.

Prepaid ARPU

Prepaid ARPU decreased $1.86, or 5%, primarily from the inclusion of lower ARPU prepaid customers associated with the Ka’ena Acquisition.

Adjusted EBITDA and Core Adjusted EBITDA

Adjusted EBITDA represents earnings before Interest expense, net of Interest income, Income tax expense, Depreciation and amortization, stock-based compensation and certain expenses, gains and losses, which are not reflective of our ongoing operating performance (“Special Items”). Special Items include Merger-related costs, (gain) loss on disposal groups held for sale, certain legal-related recoveries and expenses, restructuring costs not directly attributable to the Merger (including severance), and other non-core gains and losses. Core Adjusted EBITDA represents Adjusted EBITDA less device lease revenues. Adjusted EBITDA margin represents Adjusted EBITDA divided by Service revenues. Core Adjusted EBITDA margin represents Core Adjusted EBITDA divided by Service revenues.

Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin are non-GAAP financial measures utilized by our management, including our chief operating decision maker, to monitor the financial performance of our operations and allocate resources of the Company as a whole. We historically used Adjusted EBITDA, and we currently use Core Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance. We use Adjusted EBITDA and Core Adjusted EBITDA as benchmarks to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA and Core Adjusted EBITDA as supplemental measures to evaluate overall operating performance and to facilitate comparisons with other wireless communications services companies because they are indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, non-cash stock-based compensation, and Special Items. Management believes analysts and investors use Core Adjusted EBITDA because it normalizes for the transition in the Company’s device financing strategy, by excluding the impact of device lease revenues from Adjusted EBITDA, to align with the exclusion of the related depreciation expense on leased devices from Adjusted EBITDA. Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as substitutes for income from operations, net income or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,			2024 Versus 2023		2023 Versus 2022
(in millions, except percentages)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Net income	$11,339	$8,317	$2,590	$3,022	36%	$5,727	221%
Adjustments:
Interest expense, net	3,411	3,335	3,364	76	2%	(29)	(1)%
Other (income) expense, net	(113)	(68)	33	(45)	66%	(101)	(306)%
Income tax expense	3,373	2,682	556	691	26%	2,126	382%
Operating income	18,010	14,266	6,543	3,744	26%	7,723	118%
Depreciation and amortization	12,919	12,818	13,651	101	1%	(833)	(6)%
Stock-based compensation (1)	586	644	576	(58)	(9)%	68	12%
Merger-related costs (2)	121	1,034	4,969	(913)	(88)%	(3,935)	(79)%
Impairment expense	—	—	477	—	NM	(477)	(100)%
Legal-related (recoveries) expenses, net (3)	(89)	(42)	391	(47)	112%	(433)	(111)%
(Gain) loss on disposal group held for sale	—	(25)	1,087	25	(100)%	(1,112)	(102)%
Other, net (4)	317	733	127	(416)	(57)%	606	477%
Adjusted EBITDA	31,864	29,428	27,821	2,436	8%	1,607	6%
Lease revenues	(93)	(312)	(1,430)	219	(70)%	1,118	(78)%
Core Adjusted EBITDA	$31,771	$29,116	$26,391	$2,655	9%	$2,725	10%
Net income margin (Net income divided by Service revenues)	17%	13%	4%		400 bps		900 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	48%	47%	45%		100 bps		200 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	48%	46%	43%		200 bps		300 bps
(1)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense on the consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Transactions have been included in Merger-related costs.
(2)Merger-related costs, for the year ended December 31, 2024, includes the $100 million gain recognized for the extension fee previously paid by DISH associated with the DISH License Purchase Agreement.
(3)Legal-related (recoveries) expenses, net, consists of the settlement of certain litigation associated with the August 2021 cyberattack and is presented net of insurance recoveries.
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
NM - Not meaningful

Core Adjusted EBITDA increased $2.7 billion, or 9%, for the year ended December 31, 2024. The components comprising Core Adjusted EBITDA are discussed further above.

The increase was primarily from:

•Higher Total service revenues;
•Higher Equipment revenues, excluding lease revenues; and
•Lower Cost of services, excluding Special Items; partially offset by
•Higher Selling, general and administrative expenses, excluding Special Items; and
•Higher Cost of equipment sales, excluding Special Items.

Adjusted EBITDA increased $2.4 billion, or 8%, for the year ended December 31, 2024, primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, partially offset by lower lease revenues, which decreased $219 million for the year ended December 31, 2024.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of debt, financing leases, the sale of certain receivables, the Revolving Credit Facility and an unsecured short-term commercial paper program. Further, the incurrence of additional indebtedness may inhibit our ability to incur new debt in the future to finance our business strategy under the terms governing our existing and future indebtedness.

Cash Flows

The following is a condensed schedule of our cash flows:

	Year Ended December 31,			2024 Versus 2023		2023 Versus 2022
(in millions)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$22,293	$18,559	$16,781	$3,734	20%	$1,778	11%
Net cash used in investing activities	(9,072)	(5,829)	(12,359)	(3,243)	56%	6,530	(53)%
Net cash used in financing activities	(12,815)	(12,097)	(6,451)	(718)	6%	(5,646)	88%

Operating Activities

Net cash provided by operating activities increased $3.7 billion, or 20%, primarily from:

•A $3.7 billion increase in Net income, adjusted for non-cash income and expenses; and
•A $49 million decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Accounts receivable and Other current and long-term liabilities, partially offset by higher use of cash from Accounts payable and accrued liabilities, Equipment installment plan receivables and Operating lease right-of-use assets.
•Net cash provided by operating activities includes the impact of $767 million and $2.0 billion in net payments for Merger-related costs for the years ended December 31, 2024 and 2023, respectively.

Investing Activities

Net cash used in investing activities increased $3.2 billion, or 56%. The use of cash was primarily from:

•$8.8 billion in Purchases of property and equipment, including capitalized interest, from the continued build-out of our nationwide 5G network;
•$3.5 billion in Purchases of spectrum licenses and other intangible assets, including deposits, primarily for the 600 MHz licenses purchased from Channel 51 License Co LLC and LB License Co, LLC (see Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements); and
•$373 million of cash consideration, net of cash acquired, related to the Ka’ena Acquisition; partially offset by
•$3.6 billion in Proceeds related to beneficial interests in securitization transactions.

Financing Activities

Net cash used in financing activities increased $718 million, or 6%. The use of cash was primarily from:

•$11.2 billion in Repurchases of common stock;
•$5.1 billion in Repayments of long-term debt;
•$3.3 billion in Dividends on common stock;
•$1.4 billion in Repayments of financing lease obligations; and
•$269 million in Tax withholdings on share-based awards; partially offset by
•$8.6 billion in Proceeds from issuance of long-term debt.

Cash and Cash Equivalents

As of December 31, 2024, our Cash and cash equivalents were $5.4 billion compared to $5.1 billion at December 31, 2023.

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

The table below provides a reconciliation of Adjusted Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,			2024 Versus 2023		2023 Versus 2022
(in millions, except percentages)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$22,293	$18,559	$16,781	$3,734	20%	$1,778	11%
Cash purchases of property and equipment, including capitalized interest	(8,840)	(9,801)	(13,970)	961	(10)%	4,169	(30)%
Proceeds from sales of tower sites	—	12	9	(12)	(100)%	3	33%
Proceeds related to beneficial interests in securitization transactions	3,579	4,816	4,836	(1,237)	(26)%	(20)	—%
Adjusted Free Cash Flow	$17,032	$13,586	$7,656	$3,446	25%	$5,930	77%
Net cash provided by operating activities margin (Net cash provided by operating activities divided by Service revenues)	34%	29%	27%		500 bps		200 bps
Adjusted Free Cash Flow margin (Adjusted Free Cash Flow divided by Service revenues)	26%	21%	12%		500 bps		900 bps

Adjusted Free Cash Flow increased $3.4 billion, or 25%, for the year ended December 31, 2024, primarily from:

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
•Adjusted Free Cash Flow includes the impact of $767 million and $2.0 billion for the years ended December 31, 2024 and 2023, respectively, in net payments for Merger-related costs.

During the years ended December 31, 2024 and 2023, there were no significant net cash proceeds from securitization.

On October 22, 2024, we executed amendments (the “Pledge Amendments”) to the EIP Sale Arrangement and the Service Receivable Sale Arrangement (as discussed in Note 5 – Sales of Certain Receivables of the Notes to the Consolidated Financial Statements). Following the effective date of the Pledge Amendments of November 1, 2024, all cash proceeds associated with the sale of such receivables, a portion of which, prior to November 1, 2024, were recognized as Proceeds related to beneficial interests in securitization transactions within Net cash used in investing activities on our Consolidated Statements of Cash Flows, were recognized as operating cash flows. The Pledge Amendments did not have a net impact on Adjusted Free Cash Flow.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $7.5 billion. As of December 31, 2024, there was no outstanding balance under the Revolving Credit Facility.

We maintain an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements and proceeds are expected to be used for general corporate purposes. As of December 31, 2024, there was no outstanding balance under this program.

Debt Financing

As of December 31, 2024, our total debt and financing lease liabilities were $80.6 billion, excluding our tower obligations, of which $74.2 billion was classified as long-term debt and $1.2 billion was classified as long-term financing lease liabilities.

During the year ended December 31, 2024, we issued long-term debt for net proceeds of $8.6 billion and repaid short-term debt with an aggregate principal amount of $5.1 billion.

For more information regarding our debt financing transactions, see Note 9 – Debt of the Notes to the Consolidated Financial Statements.

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

For more information regarding our spectrum licenses, see Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

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

The FCC approved the purchase of the Dallas licenses included in the second tranche on October 22, 2024. The purchase of the Dallas licenses closed on December 6, 2024, and the associated payment of $541 million was made on the same day.

We anticipate that the remaining deferred licenses from the second tranche of $604 million will close in 2025.

The parties have agreed that each of the closings will occur within 180 days after the receipt of the applicable required regulatory approvals, and payment of each portion of the aggregate $3.5 billion purchase price will occur no later than 40 days after the date of each respective closing.

On September 12, 2023, we entered into a License Purchase Agreement with Comcast pursuant to which we will acquire spectrum in the 600 MHz band from Comcast in exchange for total cash consideration of between $1.2 billion and $3.3 billion, subject to an application for FCC approval. The licenses are subject to an exclusive leasing arrangement between us and Comcast entered into contemporaneously with the License Purchase Agreement. On January 13, 2025, we and Comcast entered into an amendment to the License Purchase Agreement pursuant to which we will acquire additional spectrum. Subsequent to the amendment, the total cash consideration for the transaction is between $1.2 billion and $3.4 billion. We anticipate the closing will occur in the first half of 2028.

On September 10, 2024, we entered into a License Purchase Agreement with N77 License Co LLC (“Buyer”), pursuant to which Buyer has the option to purchase all or a portion of our remaining 3.45 GHz spectrum licenses in exchange for a range of cash consideration, with the specific licenses sold to be determined based upon the amount of committed financing raised by Buyer. As of December 31, 2024 and 2023, the licenses subject to the License Purchase Agreement were held at cost of $2.7 billion in Spectrum licenses on our Consolidated Balance Sheets. We maintain the right to terminate the License Purchase

Agreement no later than February 7, 2025, as we did not receive written notice of committed financing as of December 9, 2024, from the Buyer at or above a certain target level of cash consideration. If we do not terminate the License Purchase Agreement, the transaction is subject to FCC approval.

Acquisition of Ka’ena Corporation

On the Acquisition Date, we completed the Ka’ena Acquisition. The total purchase price is variable, dependent upon specified performance indicators of Ka’ena, and consists of an upfront payment on the Acquisition Date and an earnout payable on August 1, 2026. On the Acquisition Date and in satisfaction of the upfront payment, we transferred $420 million in cash and 3,264,952 shares of T-Mobile common stock valued at $536 million as determined based on its closing market price on April 30, 2024, for a total payment fair value of $956 million. The amount of the upfront payment was subject to customary adjustments and as a result of such adjustments, $17 million of the upfront payment was returned to T-Mobile during the fourth quarter of 2024, which resulted in a commensurate increase in the maximum payable in satisfaction of the earnout.

Based on the adjusted amount paid upfront, up to an additional $420 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout, dependent upon Ka’ena’s achievement of specified performance indicators.

For more information regarding the Ka’ena Acquisition, see Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements.

Lumos Joint Venture

On April 24, 2024, we entered into a definitive agreement with Fund VI to establish a joint venture between us and Fund VI to acquire Lumos from EQT’s predecessor fund, EQT Infrastructure III. The arrangement is expected to close in the first half of 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $950 million in the joint venture to acquire a 50% equity interest and all existing Lumos fiber customers. The funds invested by us will be used to fund future fiber builds. In addition, pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million in 2027 or 2028 under the existing business plan.

For more information regarding the Lumos joint venture, see Note 3 – Joint Ventures of the Notes to the Consolidated Financial Statements.

Acquisition of UScellular Wireless Operations

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

Metronet Joint Venture

On July 18, 2024, we entered into a definitive agreement with KKR to establish a joint venture to acquire Metronet. This arrangement is expected to close in 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $4.9 billion in the joint venture to acquire a 50% equity interest and all existing residential fiber customers, as well as funding the joint venture. We do not anticipate making further capital contributions following the closing under the existing business plan.

For more information regarding the Metronet joint venture, see Note 3 – Joint Ventures of the Notes to the Consolidated Financial Statements.

Acquisition of Vistar Media Inc.

On December 20, 2024, we entered into an agreement and plan of merger for the acquisition of 100% of the outstanding capital stock of Vistar Media Inc., for a purchase price of approximately $625 million. The purchase price is subject to certain agreed-upon working capital and other adjustments. The acquisition is subject to certain customary closing conditions, including certain regulatory approvals, and is expected to close in the first quarter of 2025.

For more information regarding the acquisition of Vistar Media Inc., see Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of December 31, 2024, we derecognized net receivables of $1.6 billion upon sale through these arrangements.

For more information regarding these off-balance sheet arrangements, see Note 5 – Sales of Certain Receivables of the Notes to the Consolidated Financial Statements.

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

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of December 31, 2024.

Financing Lease Facilities

We have uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. As of December 31, 2024, we have entered into $9.9 billion of financing leases under these financing lease facilities, of which $1.2 billion was executed during the year ended December 31, 2024. We expect to enter into up to a total of $1.2 billion in financing lease commitments during the year ending December 31, 2025.

Capital Expenditures

Our liquidity requirements for capital expenditures have been driven primarily by capital expenditures for spectrum licenses, the construction, expansion and upgrading of our network infrastructure, the integration of the networks, spectrum, technology, personnel and customer base of T-Mobile and Sprint, which is substantially complete, and investments in information technology platforms. We expect to maintain our investment in capital expenditures related to these efforts in 2025 compared to

2024, as we continue to build out our nationwide 5G network and our digital transformation. Future capital expenditure requirements will be primarily driven by the deployment of acquired spectrum licenses.

For more information regarding our spectrum licenses, see Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

Stockholder Returns

On September 6, 2023, our Board of Directors authorized our 2023-2024 Stockholder Return Program of up to $19.0 billion that ran from October 1, 2023, through December 31, 2024. The 2023-2024 Stockholder Return Program consisted of repurchases of shares of our common stock and the payment of cash dividends.

During the year ended December 31, 2024, we repurchased 59,376,922 shares of our common stock at an average price per share of $187.07 for a total purchase price of $11.1 billion, all of which were purchased under the 2023-2024 Stockholder Return Program.

During the year ended December 31, 2024, we paid an aggregate of $3.3 billion, in cash dividends to our stockholders, which was presented within Net cash used in financing activities on our Consolidated Statements of Cash Flows.

On December 13, 2024, we announced that our Board of Directors authorized our 2025 Stockholder Return Program of up to $14.0 billion that will run through December 31, 2025. The 2025 Stockholder Return Program is expected to consist of additional repurchases of shares of our common stock and the payment of cash dividends. The declaration and payment of all dividends is subject to the discretion of our Board of Directors and will depend on financial and legal requirements and other considerations. The amount available under the 2025 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared and paid by us.

The 2025 Stockholder Return Program is the next step consistent with the Company’s capital allocation framework outlined at its recent Capital Markets Day. As discussed at Capital Markets Day, the Company expects its business plan to support approximately $80.0 billion in investments and capital returns between September 18, 2024, and the end of 2027. The Company currently plans to allocate such funds as follows:

•Up to $50.0 billion for share repurchases and cash dividends, which includes the 2025 Stockholder Return Program;
•Approximately $19.5 billion in a discretionary and flexible envelope for potential activities, which may include de-levering, investments in our core business, strategic investments, and/or additional capital returns to stockholders beyond the $50.0 billion initial allocation; and
•Approximately $10.5 billion to complete pending transactions. See Note 2 - Business Combinations, Note 3 - Joint Ventures and Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets for additional information.

On November 21, 2024, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which will be paid on March 13, 2025, to stockholders of record as of the close of business on February 28, 2025.

As of December 31, 2024, $1.0 billion for dividends payable is presented within Other current liabilities on our Consolidated Balance Sheets.

Subsequent to December 31, 2024, from January 1, 2025, through January 24, 2025, we repurchased 2,855,113 shares of our common stock at an average price per share of $216.03 for a total purchase price of $617 million under the 2025 Stockholder Return Program. As of January 24, 2025, we had up to $13.4 billion remaining under the 2025 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2025.

For additional information regarding the 2023-2024 Stockholder Return Program and the 2025 Stockholder Return Program, see Note 15 – Stockholder Return Programs of the Notes to the Consolidated Financial Statements.

Contractual Obligations

In connection with the regulatory approvals of the Transactions, we made commitments to various state and federal agencies, including the U.S. Department of Justice and FCC.

For more information regarding these commitments, see Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

The following table summarizes our material contractual obligations and borrowings as of December 31, 2024, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

(in millions)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$4,069	$11,735	$15,388	$46,799	$77,991
Interest on long-term debt	3,203	5,792	4,695	22,773	36,463
Financing lease liabilities, including imputed interest	1,242	1,166	29	—	2,437
Tower obligations (2)	380	788	835	3,677	5,680
Operating lease liabilities, including imputed interest	4,491	8,493	7,241	15,664	35,889
Purchase obligations (3) (4) (5) (6)	4,589	5,050	2,240	2,338	14,217
Spectrum leases and service credits (7)	289	613	641	3,807	5,350
IP transit services liability (8)	100	183	—	—	283
Total contractual obligations	$18,363	$33,820	$31,069	$95,058	$178,310
(1)Represents principal amounts of long-term debt to affiliates and third parties at maturity, excluding unamortized premiums, discounts, debt issuance costs, consent fees, and financing lease obligations. See Note 9 – Debt of the Notes to the Consolidated Financial Statements for further information.
(2)Future minimum payments, including principal and interest payments, related to the tower obligations. See Note 10 – Tower Obligations of the Notes to the Consolidated Financial Statements for further information.
(3)The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contracts. Termination penalties are included in the above table as payments due as of the earliest we could exit the contract, typically in less than one year. For certain contracts that include fixed volume purchase commitments and fixed prices for various products, the purchase obligations are calculated using fixed volumes and contractually fixed prices for the products that are expected to be purchased. This table does not include open purchase orders as of December 31, 2024 under normal business purposes. See Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements for further information.
(4)On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion. As of December 31, 2024, the remaining deferred licenses from the second tranche of $604 million are subject to regulatory approval and are excluded from our reported purchase commitments above. On September 12, 2023, we entered into a License Purchase Agreement to acquire spectrum in the 600 MHz band from Comcast in exchange for total cash consideration of between $1.2 billion and $3.3 billion. On January 13, 2025, we and Comcast entered into an amendment to the License Purchase Agreement pursuant to which we will acquire additional spectrum. Subsequent to the amendment, the total cash consideration for the transaction is between $1.2 billion and $3.4 billion. The agreement, as amended, remains subject to an application for FCC approval. Total consideration for this License Purchase Agreement is excluded from our reported purchase obligations above. See Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements for further information.
(5)On May 1, 2024, we completed the Ka’ena Acquisition and based on the amount of the adjusted upfront payment, up to an additional $420 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout and is excluded from our reported purchase commitments above. Additionally, on May 24, 2024, we entered into a securities purchase agreement with UScellular for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt, as well as entered into a master license agreement with estimated minimum lease payments of $1.4 billion over 15 years post-closing. On December 20, 2024, we entered into an agreement and plan of merger for the acquisition of 100% of the outstanding capital stock of Vistar Media Inc. for a purchase price of approximately $625 million. These transactions are subject to customary closing conditions and receipt of certain regulatory approvals and are excluded from our reported purchase obligations above. See Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements for further information.
(6)On April 24, 2024, we entered into a definitive agreement with Fund VI to establish a joint venture between us and Fund VI to acquire Lumos. We expect to invest approximately $950 million in the joint venture. In addition, pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million in 2027 or 2028 under the existing business plan. Additionally, on July 18, 2024, we entered into a definitive agreement with KKR to establish a joint venture to acquire Metronet. At closing, we expect to invest approximately $4.9 billion in the joint venture. These transactions are subject to customary closing conditions and regulatory approvals and are excluded from our reported purchase obligations above. See Note 3 – Joint Ventures of the Notes to the Consolidated Financial Statements for further information.
(7)Spectrum lease agreements are typically for terms of five to 10 years with automatic renewal provisions, bringing the total term of the agreements up to 30 years.
(8)On May 1, 2023, Cogent Infrastructure, Inc. and the Company completed the Wireline Transaction. Under the terms of the Wireline Sale Agreement, the Company agreed to make payments pursuant to an IP transit services agreement totaling $700 million, consisting of (i) $350 million in equal monthly installments during the first year after the closing and (ii) $350 million in equal monthly installments over the subsequent 42 months. For more information regarding the Wireline Transaction, see Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

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

As of January 24, 2025, DT and SoftBank held, directly or indirectly, approximately 51.5% and 7.5%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 41.0% of the outstanding T-Mobile common stock held by other stockholders. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank, DT has voting control, as of January 24, 2025, over approximately 58.7% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the year ended December 31, 2024, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the year ended December 31, 2024, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to five customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH, Golgohar Trade and Technology GmbH and International Trade and Industrial Technology ITRITEC GmbH. These services have been terminated or are in the process of being terminated. For the year ended December 31, 2024, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular, Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the year ended December 31, 2024, were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the year ended December 31, 2024, SoftBank had no gross revenues from such services, and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the year ended December 31, 2024, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenues and net profit generated by such services during the year ended December 31, 2024, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

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

Depreciation

Our property and equipment balance represents a significant component of our consolidated assets. We record property and equipment at cost, and we generally depreciate property and equipment on a straight-line basis over the estimated useful life of the assets. If all other factors were to remain unchanged, we expect that a one-year increase in the useful lives of our in-service property and equipment would have resulted in a decrease of approximately $3.2 billion in our 2024 depreciation expense and that a one-year decrease in the useful life would have resulted in an increase of approximately $4.6 billion in our 2024 depreciation expense.

See Note 1 – Summary of Significant Accounting Policies and Note 6 – Property and Equipment of the Notes to the Consolidated Financial Statements for information regarding depreciation of assets, including management’s underlying estimates of useful lives.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risks in the normal course of business, primarily from changes in interest rates, including changes in investment yields and changes in spreads due to credit risk and other factors. These risks, along with other business risks, impact our cost of capital. Our policy is to manage exposure related to fluctuations in interest rates in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. We have established interest rate risk limits that are closely monitored by measuring interest rate sensitivities of our debt portfolio. As of December 31, 2024, we held €2.0 billion in EUR-denominated Senior Notes, which are subject to foreign currency exchange rate fluctuations. We have entered into cross-currency swap agreements that qualify and have been designated as fair value hedges of our EUR-denominated debt, mitigating our exposure to foreign currency transaction gains and losses. We do not foresee significant changes in the strategies used to manage market risk in the near future.

Certain potential sources of financing available to us, including our Revolving Credit Facility, bear interest that is indexed to a benchmark rate plus a fixed margin. As of December 31, 2024, we did not have outstanding balances under these facilities. See Note 9 – Debt of the Notes to the Consolidated Financial Statements for additional information.

Index for Notes to the Consolidated Financial Statements
Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of T-Mobile US, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of T-Mobile US, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Revenues – Refer to Notes 1 and 11 to the consolidated financial statements

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
January 31, 2025

We have served as the Company’s auditor since 2022.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Balance Sheets

(in millions, except share and per share amounts)	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$5,409	$5,135
Accounts receivable, net of allowance for credit losses of $176 and $161	4,276	4,692
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $656 and $623	4,379	4,456
Inventory	1,607	1,678
Prepaid expenses	880	702
Other current assets	1,853	2,352
Total current assets	18,404	19,015
Property and equipment, net	38,533	40,432
Operating lease right-of-use assets	25,398	27,135
Financing lease right-of-use assets	3,091	3,270
Goodwill	13,005	12,234
Spectrum licenses	100,558	96,707
Other intangible assets, net	2,512	2,618
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $158 and $150	2,209	2,042
Other assets	4,325	4,229
Total assets	$208,035	$207,682
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$8,463	$10,373
Short-term debt	4,068	3,619
Deferred revenue	1,222	825
Short-term operating lease liabilities	3,281	3,555
Short-term financing lease liabilities	1,175	1,260
Other current liabilities	1,965	1,296
Total current liabilities	20,174	20,928
Long-term debt	72,700	69,903
Long-term debt to affiliates	1,497	1,496
Tower obligations	3,664	3,777
Deferred tax liabilities	16,700	13,458
Operating lease liabilities	26,408	28,240
Financing lease liabilities	1,151	1,236
Other long-term liabilities	4,000	3,929
Total long-term liabilities	126,120	122,039
Commitments and contingencies (Note 18)
Stockholders' equity
Common stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,271,074,364 and 1,262,904,154 shares issued, 1,144,579,681 and 1,195,807,331 shares outstanding	—	—
Additional paid-in capital	68,798	67,705
Treasury stock, at cost, 126,494,683 and 67,096,823 shares	(20,584)	(9,373)
Accumulated other comprehensive loss	(857)	(964)
Retained earnings	14,384	7,347
Total stockholders' equity	61,741	64,715
Total liabilities and stockholders' equity	$208,035	$207,682
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions, except share and per share amounts)	2024	2023	2022
Revenues
Postpaid revenues	$52,340	$48,692	$45,919
Prepaid revenues	10,399	9,767	9,857
Wholesale and other service revenues	3,439	4,782	5,547
Total service revenues	66,178	63,241	61,323
Equipment revenues	14,263	14,138	17,130
Other revenues	959	1,179	1,118
Total revenues	81,400	78,558	79,571
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	10,771	11,655	14,666
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	18,882	18,533	21,540
Selling, general and administrative	20,818	21,311	21,607
Impairment expense	—	—	477
(Gain) loss on disposal group held for sale	—	(25)	1,087
Depreciation and amortization	12,919	12,818	13,651
Total operating expenses	63,390	64,292	73,028
Operating income	18,010	14,266	6,543
Other expense, net
Interest expense, net	(3,411)	(3,335)	(3,364)
Other income (expense), net	113	68	(33)
Total other expense, net	(3,298)	(3,267)	(3,397)
Income before income taxes	14,712	10,999	3,146
Income tax expense	(3,373)	(2,682)	(556)
Net income	$11,339	$8,317	$2,590

Net income	$11,339	$8,317	$2,590
Other comprehensive income, net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $60, $56 and $52	176	163	151
Reclassification of loss from fair value hedges, net of unrealized loss on fair value hedges, net of tax effect of $5, $0 and $0	16	—	—
Unrealized gain (loss) on foreign currency translation adjustment, net of tax effect of $0, $0 and $(1)	—	9	(9)
Actuarial (loss) gain, net of amortization and reclassification, on pension and other postretirement benefits, net of tax effect of $(29), $(31) and $61	(85)	(90)	177
Other comprehensive income	107	82	319
Total comprehensive income	$11,446	$8,399	$2,909
Earnings per share
Basic	$9.70	$7.02	$2.07
Diluted	$9.66	$6.93	$2.06
Weighted-average shares outstanding
Basic	1,169,195,373	1,185,121,562	1,249,763,934
Diluted	1,173,213,898	1,200,286,264	1,255,376,769
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2024	2023	2022
Operating activities
Net income	$11,339	$8,317	$2,590
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,919	12,818	13,651
Stock-based compensation expense	649	667	595
Deferred income tax expense	3,120	2,600	492
Bad debt expense	1,192	898	1,026
Losses from sales of receivables	62	165	214
Impairment expense	—	—	477
Loss on remeasurement of disposal group held for sale	—	9	377
Changes in operating assets and liabilities
Accounts receivable	(3,088)	(5,038)	(5,158)
Equipment installment plan receivables	(523)	170	(1,184)
Inventory	131	197	744
Operating lease right-of-use assets	3,480	3,721	5,227
Other current and long-term assets	(411)	(358)	(754)
Accounts payable and accrued liabilities	(2,041)	(1,126)	558
Short- and long-term operating lease liabilities	(3,879)	(3,785)	(2,947)
Other current and long-term liabilities	(678)	(839)	459
Other, net	21	143	414
Net cash provided by operating activities	22,293	18,559	16,781
Investing activities
Purchases of property and equipment, including capitalized interest of $(34), $(104) and $(61)	(8,840)	(9,801)	(13,970)
Purchases of spectrum licenses and other intangible assets, including deposits	(3,471)	(1,010)	(3,331)
Proceeds from sales of tower sites	—	12	9
Proceeds related to beneficial interests in securitization transactions	3,579	4,816	4,836
Acquisition of companies, net of cash acquired	(373)	—	(52)
Other, net	33	154	149
Net cash used in investing activities	(9,072)	(5,829)	(12,359)
Financing activities
Proceeds from issuance of long-term debt	8,587	8,446	3,714
Repayments of financing lease obligations	(1,367)	(1,227)	(1,239)
Repayments of long-term debt	(5,073)	(5,051)	(5,556)
Repurchases of common stock	(11,228)	(13,074)	(3,000)
Dividends on common stock	(3,300)	(747)	—
Tax withholdings on share-based awards	(269)	(297)	(243)
Other, net	(165)	(147)	(127)
Net cash used in financing activities	(12,815)	(12,097)	(6,451)
Change in cash and cash equivalents, including restricted cash and cash held for sale	406	633	(2,029)
Cash and cash equivalents, including restricted cash and cash held for sale
Beginning of period	5,307	4,674	6,703
End of period	$5,713	$5,307	$4,674
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statement of Stockholders’ Equity

(in millions, except share and per share amounts)	Common Stock Outstanding	Treasury Shares Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity
Balance as of December 31, 2021	1,249,213,681	1,537,468	$(13)	$73,292	$(1,365)	$(2,812)	$69,102
Net income	—	—	—	—	—	2,590	2,590
Other comprehensive income	—	—	—	—	319	—	319
Stock-based compensation	—	—	—	656	—	—	656
Stock issued for employee stock purchase plan	2,079,086	—	—	227	—	—	227
Issuance of vested restricted stock units	5,796,891	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,900,710)	—	—	(243)	—	—	(243)
Repurchases of common stock	(21,361,409)	21,361,409	(3,000)	—	—	—	(3,000)
Other, net	132,539	17,572	(3)	9	—	(1)	5
Balance as of December 31, 2022	1,233,960,078	22,916,449	(3,016)	73,941	(1,046)	(223)	69,656
Net income	—	—	—	—	—	8,317	8,317
Dividends declared ($0.65 per share)	—	—	—	—	—	(747)	(747)
Other comprehensive income	—	—	—	—	82	—	82
Stock-based compensation	—	—	—	687	—	—	687
Stock issued for employee stock purchase plan	1,771,475	—	—	210	—	—	210
Issuance of vested restricted stock units	6,074,565	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(2,027,800)	—	—	(297)	—	—	(297)
Repurchases of common stock	(92,925,044)	92,925,044	(13,255)	—	—	—	(13,255)
SoftBank contingent shares settlement(1)	48,751,557	(48,751,557)	6,901	(6,849)	—	—	52
Other, net	202,500	6,887	(3)	13	—	—	10
Balance as of December 31, 2023	1,195,807,331	67,096,823	(9,373)	67,705	(964)	7,347	64,715
Net income	—	—	—	—	—	11,339	11,339
Dividends declared ($3.71 per share)	—	—	—	—	—	(4,302)	(4,302)
Other comprehensive income	—	—	—	—	107	—	107
Stock-based compensation	—	—	—	619	—	—	619
Stock issued for employee stock purchase plan	1,519,242	—	—	191	—	—	191
Issuance of vested restricted stock units	4,740,186	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,552,111)	—	—	(269)	—	—	(269)
Repurchases of common stock	(59,376,922)	59,376,922	(11,206)	—	—	—	(11,206)
Ka’ena Acquisition upfront consideration	3,264,952	—	—	536	—	—	536
Other, net	177,003	20,938	(5)	16	—	—	11
Balance as of December 31, 2024	1,144,579,681	126,494,683	$(20,584)	$68,798	$(857)	$14,384	$61,741
(1)    Represents the issuance of the SoftBank Specified Shares pursuant to the Letter Agreement. See Note 16 – Earnings Per Share of the Notes to the Consolidated Financial Statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Index for Notes to the Consolidated Financial Statements

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Description of Business

T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”), together with its consolidated subsidiaries, is a leading provider of wireless communications services, including voice, messaging and data, under its flagship brands, T-Mobile, Metro™ by T-Mobile (“Metro by T-Mobile”) and Mint Mobile, in the United States, Puerto Rico and the U.S. Virgin Islands. Substantially all of our revenues were earned in, and substantially all of our long-lived assets are located in, the U.S., Puerto Rico and the U.S. Virgin Islands. We provide wireless communications services primarily using our 5G technology network and our 4G Long Term Evolution (“LTE”) network. We also offer a wide selection of wireless devices, including handsets, tablets and other mobile communication devices, and accessories for sale, as well as financing through equipment installment plans (“EIP”). We provide reinsurance for device insurance policies and extended warranty contracts offered to our wireless communications customers. In addition to our wireless communications services, we offer High Speed Internet utilizing our nationwide 5G network.

Basis of Presentation

The accompanying consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, as well as variable interest entities (“VIEs”) for which we are deemed to be the primary beneficiary and VIEs, which cannot be deconsolidated, such as those related to our Tower obligations as discussed in Note 10 – Tower Obligations. Intercompany transactions and balances have been eliminated in consolidation. We operate as a single operating segment.

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

Receivables and Related Allowance for Credit Losses

Accounts Receivable

Accounts receivable balances are predominantly comprised of amounts currently due from customers (e.g., for wireless communications services), device insurance administrators, wholesale partners, other carriers and third-party retail channels. Accounts receivable are presented on our Consolidated Balance Sheets at their amortized cost basis (i.e., the receivables’ unpaid principal balance (“UPB”) as adjusted for any written-off amounts relating to impairment), net of the allowance for credit losses. We have an arrangement to sell certain of our customer service accounts receivable on a revolving basis, which are treated as sales of financial assets. See Note 5 – Sales of Certain Receivables for further information.

Equipment Installment Plan Receivables

We offer certain customers the option to pay for their devices and other purchases in installments, generally over a period of 24 months, using an EIP. EIP receivables are presented on our Consolidated Balance Sheets at their amortized cost basis (i.e., the receivables’ UPB as adjusted for any written-off amounts due to impairment and unamortized discounts), net of the allowance for credit losses. At the time of an installment sale, we impute a discount for interest if the term exceeds 12 months as there is no stated rate of interest on the receivables. The receivables are recorded at their present value, which is determined by discounting expected future cash payments at the imputed interest rate. This adjustment results in a discount or reduction in the transaction price of the contract with a customer, which is allocated to the performance obligations of the arrangement such as Service and Equipment revenues on our Consolidated Statements of Comprehensive Income. The imputed discount rate reflects a current market interest rate and includes a component for estimated credit risk underlying the EIP receivable, reflecting the

Index for Notes to the Consolidated Financial Statements
estimated credit worthiness of the customer. The imputed discount on receivables is amortized over the financed installment term using the effective interest method and recognized as Other revenues on our Consolidated Statements of Comprehensive Income.

The current portion of the EIP receivables is included in Equipment installment plan receivables, net and the long-term portion of the EIP receivables is included in Equipment installment plan receivables due after one year, net on our Consolidated Balance Sheets. We have an arrangement to sell certain EIP receivables on a revolving basis, which are treated as sales of financial assets. See Note 5 – Sales of Certain Receivables for further information. Additionally, certain of our EIP receivables included on our Consolidated Balance Sheets secure our asset-backed notes (“ABS Notes”). See Note 9 – Debt for further information.

Allowance for Credit Losses

We maintain an allowance for credit losses by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within each portfolio segment (i.e., accounts receivable and EIP receivable portfolio segments) as of period end. Each portfolio segment is comprised of pools of receivables that are evaluated collectively based on similar risk characteristics. Our allowance levels consider estimated credit risk over the contractual life of the receivables and are influenced by receivable volumes, receivable delinquency status, historical loss experience and other conditions that affect loss expectations, such as changes in credit and collections policies and forecasts of macroeconomic conditions. While we attribute portions of the allowance to our respective portfolio segments, the entire allowance is available to credit losses related to the total receivable portfolio.

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

Recourse Guarantee Liabilities and Deferred Purchase Price Assets

In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have recourse guarantee liabilities, beginning on November 1, 2024, and deferred purchase price assets, prior to November 1, 2024, measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including estimated customer default rates and credit worthiness. See Note 5 – Sales of Certain Receivables for further information.

Long-Lived Assets

Long-lived assets include assets that do not have indefinite lives, such as property and equipment and certain intangible assets.

Property and Equipment

Property and equipment consists of buildings and equipment, including certain network server equipment, wireless communications systems, leasehold improvements, capitalized software, leased wireless devices and construction in progress. Wireless communications systems include assets to operate our wireless network and information technology data centers, including tower assets, leasehold improvements and asset retirement costs. Leasehold improvements include asset improvements other than those related to the wireless network.

Index for Notes to the Consolidated Financial Statements
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

See Note 7 - Goodwill, Spectrum License Transactions and Other Intangible Assets for further information.

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

Business Combinations

Assets acquired and liabilities assumed as part of a business combination are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset or liability. See Note 2 – Business Combinations for further discussion of our acquisitions.

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

At times, we enter into agreements to sell or exchange spectrum licenses. Upon entering into a sale or exchange arrangement, if the transaction has been deemed to have commercial substance and the spectrum licenses meet the held for sale criteria, the licenses are classified as held for sale at their carrying value, as adjusted for any impairment recognized, included in Other current assets or Other assets on our Consolidated Balance Sheets until approval and completion of the sale or an exchange. Upon closing of the transaction, spectrum licenses acquired as part of an exchange of nonmonetary assets are recorded at fair value and the difference between the fair value of the spectrum licenses obtained, carrying value of the spectrum licenses transferred and cash paid, if any, is recognized as a gain or loss on disposal of spectrum licenses included in Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income. Our fair value estimates of spectrum licenses are based on information for which there is little or no observable market data. If the transaction lacks commercial substance or the fair value is not measurable, the acquired spectrum licenses are recorded at our carrying value of the spectrum assets transferred or exchanged.

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

Leased FCC spectrum licenses are recorded as executory contracts, and contractual lease payments are recognized on a straight-line basis over the remaining term of the arrangement, including renewals, and are presented in Cost of services on our Consolidated Statements of Comprehensive Income.

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

We test goodwill on a reporting unit basis by comparing the estimated fair value of the reporting unit to its book value. If the fair value exceeds the book value, then no impairment is measured. As of December 31, 2024, we have identified one reporting unit: wireless. The wireless reporting unit consists of all the assets and liabilities of T-Mobile US, Inc.

Index for Notes to the Consolidated Financial Statements
When assessing goodwill for impairment we may elect to first perform a qualitative assessment to determine if the quantitative impairment test is necessary. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative test. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. We employ a qualitative approach to assess the wireless reporting unit. The fair value of the wireless reporting unit is determined using a market approach, which is based on market capitalization. We recognize that market capitalization is subject to volatility and will monitor changes in market capitalization to determine whether declines, if any, necessitate an interim impairment review. In the event market capitalization does decline below its book value, we will consider the length, severity and reasons for the decline when assessing whether potential impairment exists, including considering whether a control premium should be added to the market capitalization. We believe short-term fluctuations in share price may not necessarily reflect the underlying aggregate fair value. No events or change in circumstances have occurred that indicate the fair value of the wireless reporting unit may be below its carrying amount at December 31, 2024.

We test our spectrum licenses for impairment on an aggregate basis, consistent with our management of the overall business at a national level. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying value. If we do not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of the intangible asset is less than its carrying amount, we calculate the estimated fair value of the intangible asset. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized for the difference. We employ the qualitative method.

We estimate fair value of spectrum licenses using the Greenfield methodology. The Greenfield methodology values the spectrum licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except for the asset to be valued (in this case, spectrum licenses) and makes investments required to build an operation comparable to current use. The value of the spectrum licenses is the present value of the cash flows of this hypothetical start-up company. We base the assumptions underlying the Greenfield methodology on a combination of market participant data and our historical results, trends and business plans. Future cash flows in the Greenfield methodology are based on estimates and assumptions of market participant revenues, EBITDA margin, network build-out period and a long-term growth rate for a market participant. The cash flows are discounted using a weighted-average cost of capital. No events or change in circumstances have occurred that indicate the fair value of the Spectrum licenses may be below their carrying amount at December 31, 2024.

The valuation approaches utilized to estimate fair value for the purposes of the impairment tests of goodwill and spectrum licenses may require that management make difficult, subjective and complex judgements about matters that are inherently uncertain. If actual results or future expectations are not consistent with the assumptions used in our estimate of fair value, it may result in the recording of significant impairment charges on goodwill or spectrum licenses. The most significant assumptions within the valuation models are the discount rate based on the weighted-average cost of capital, revenues, EBITDA margins, capital expenditures and long-term growth rate.

For more information regarding our impairment assessments of indefinite-lived intangible assets, see Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets.

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

Index for Notes to the Consolidated Financial Statements
The carrying values of Cash and cash equivalents, Accounts receivable and Accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying values of EIP receivables approximate fair value as the receivables are recorded at their present value using an imputed interest rate. With the exception of certain long-term fixed-rate debt, there were no financial instruments with a carrying value materially different from their fair value. See Note 8 – Fair Value Measurements for a comparison of the carrying values and fair values of our short-term and long-term debt.

Foreign Currency Transactions

On May 8, 2024, we issued €2.0 billion of euro (“EUR”) denominated debt. T-Mobile’s functional currency is the U.S. dollar (“USD”). Each period, we convert activity and balances in EUR into USD using average exchange rates for the period for income statement amounts and using end-of-period or spot exchange rates for assets and liabilities. We record transaction gains and losses resulting from the conversion of transaction currency to functional currency as a component of Other income (expense), net on our Consolidated Statements of Comprehensive Income.

Derivative and Hedging Instruments

The Company manages its exposure to foreign exchange rates and interest rates through a risk management program that includes the use of derivative financial instruments, including cross-currency swaps. We designate certain derivatives as accounting hedge relationships. We do not hold derivatives for trading or speculative purposes.

We record derivatives on our Consolidated Balance Sheets and recognize them as either assets or liabilities at fair value. Fair value is derived primarily from observable market data, and our derivatives are classified as Level 2 in the fair value hierarchy.

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

Revenue Recognition

We primarily generate our revenue from providing wireless communications services and selling devices and accessories to customers. Our contracts with customers may involve more than one performance obligation, which include wireless services, wireless devices or a combination thereof, and we allocate the transaction price between each performance obligation based on its relative standalone selling price.

Wireless Communications Services Revenue

We generate our wireless communications services revenues from providing access to, and usage of, our wireless communications network. Service revenues also include revenues earned for providing premium services to customers, such as device insurance services. Generally, service contracts are billed monthly in advance of services being transferred or are prepaid. Service revenue is recognized as we satisfy our performance obligation to transfer service to our customers. We typically satisfy our stand-ready performance obligations, including unlimited wireless services, evenly over the contract term as services are transferred to our customers.

The enforceable duration of our postpaid service contracts with customers is typically one month. However, promotional EIP bill credits offered to a customer on an equipment sale that are paid over time and are contingent on the customer maintaining a service contract may result in an extended service contract based on whether a substantive penalty is deemed to exist.

Revenue is recorded net of costs paid to a third party for performance obligations where we facilitate an arrangement for the other party to transfer goods or services to our customer (i.e., when we are acting as an agent). For example, performance obligations relating to services provided by third-party content providers where we neither control a right to the content provider’s service nor control the underlying service itself are presented net.

Consideration payable to a customer is treated as a reduction of the total transaction price, unless the payment is in exchange for a distinct good or service, such as certain commissions paid to dealers, in which case the payment is treated as a purchase of that distinct good or service.

Index for Notes to the Consolidated Financial Statements
Federal Universal Service Fund (“USF”) and state USF fees are assessed to T-Mobile by various governmental authorities in connection with the services we provide to our customers and are included in Cost of services. When we separately bill and collect these regulatory fees from customers, they are recorded gross in Total service revenues on our Consolidated Statements of Comprehensive Income. For the years ended December 31, 2024, 2023 and 2022, we recorded approximately $386 million, $317 million and $185 million, respectively, of USF fees on a gross basis.

We have made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed to the customer by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer on behalf of the taxing agency (e.g., sales, use, value added, and some excise taxes).

Equipment Revenues

We generate equipment revenues from the sale of mobile communication devices and accessories. Equipment revenues related to device and accessory sales are typically recognized at a point in time when control of the device or accessory is transferred to the customer or dealer. We have elected to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities, as opposed to performance obligations. We estimate variable consideration (e.g., device returns or certain payments to indirect dealers) primarily based on historical experience. Equipment sales for which we determine it is not probable that we will collect substantially all of the transaction price are generally recorded as payments are received. Our assessment of collectibility considers contract terms such as down payments that reduce our exposure to credit risk.

We offer certain customers the option to pay for devices and accessories in installments using an EIP. This financing option is provided at a stated interest of zero and is typically over a 24-month period. We recognize as a reduction of the total transaction price the effects of a financing component in contracts via the imputation of interest when customers purchase their devices and accessories on an EIP, including those financing components that are not considered to be significant to the contract. However, we have elected the practical expedient of not recognizing the effects of a significant financing component for contracts where we expect, at contract inception, that the period between the transfer of a performance obligation to a customer and the customer’s payment for that performance obligation will be one year or less.

Imputed Interest on EIP Receivables

For EIP with a duration greater than one year, we record the effects of financing via the imputation of interest. This is performed on all such EIP receivables regardless as to whether or not the financing is considered to be significant. The imputation of interest results in a discount of the EIP receivable, thereby adjusting the transaction price of the contract with the customer, which is then allocated to the performance obligations of the arrangement.

Judgment is required to determine the imputed interest rate. For EIP sales, the imputed rate used to adjust the transaction price reflects current market interest rates, including the estimated credit risk of the underlying customers. Customer credit behavior is inherently uncertain. See “Receivables and Related Allowance for Credit Losses” above, for additional discussion on how we assess credit risk.

Contract Balances

Generally, our devices and service plans are available at standard prices, which are maintained on price lists and published on our website and/or within our retail stores.

For contracts that involve more than one product or service that are identified as separate performance obligations, the transaction price is allocated to the performance obligations based on their relative standalone selling prices. The standalone selling price is the price at which we would sell the good or service separately, on a standalone basis, to similar customers in similar circumstances.

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

Index for Notes to the Consolidated Financial Statements
Contract assets are included in Other current assets and Other assets and contract liabilities are included in Deferred revenue on our Consolidated Balance Sheets. See Note 11 – Revenue from Contracts with Customers for further information.

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

For capitalized contract costs, determining the amortization period over which such costs are recognized as well as assessing the indicators of impairment requires judgment. Prepaid commissions are expensed as incurred as their estimated period of benefit does not extend beyond 12 months. Commissions paid upon device upgrade are not capitalized if the remaining customer contract is less than one year.

Incremental costs to obtain equipment contracts (e.g., commissions paid on device and accessory sales) are recognized when the equipment is transferred to the customer. See Note 11 – Revenue from Contracts with Customers for further information.

Wireline Business

On September 6, 2022, Sprint Communications LLC, a Kansas limited liability company and wholly owned subsidiary of the Company (“Sprint Communications”), Sprint LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, and Cogent Infrastructure, Inc., a Delaware corporation (the “Buyer”) and a wholly owned subsidiary of Cogent Communications Holdings, Inc., entered into a Membership Interest Purchase Agreement (the “Wireline Sale Agreement”), pursuant to which Cogent Infrastructure, Inc. agreed to acquire the U.S. long-haul fiber network and operations (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Wireline Business”). Such transactions contemplated by the Wireline Sale Agreement are collectively referred to as the “Wireline Transaction.” On May 1, 2023, Cogent Infrastructure, Inc. and the Company completed the Wireline Transaction.

Under the terms of the Wireline Sale Agreement, the Company agreed to make payments pursuant to an IP transit services agreement totaling $700 million, consisting of (i) $350 million in equal monthly installments during the first year after the closing and (ii) $350 million in equal monthly installments over the subsequent 42 months.

The present value of the $700 million liability for fees payable for IP transit services was recognized and treated as part of the consideration exchanged with the Buyer to complete the disposal transaction, as there is a remote likelihood we will use any more than a de minimis amount of the services under the IP transit services agreement. Therefore, we concluded the cash payment obligations under the IP transit services agreement were part of the consideration paid to the Buyer to facilitate the sale of the Wireline Business, and therefore, included in measuring the fair value less costs to sell of the Wireline Business disposal group. As of December 31, 2024 and 2023, $100 million and $183 million of the liability associated with the IP transit services agreement, including accrued interest, is presented within Other current liabilities, respectively, and $168 million and $255 million of this liability, including accrued interest, is presented within Other long-term liabilities, respectively, on our Consolidated Balance Sheets.

During the year ended December 31, 2022, we recognized a pre-tax loss of $1.1 billion within (Gain) loss on disposal group held for sale and a non-cash expense of $477 million within Impairment expense on our Consolidated Statements of Comprehensive Income related to the disposition of the Wireline Business.

Index for Notes to the Consolidated Financial Statements
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

Rental revenues and expenses associated with co-location tower sites are presented on a net basis under Topic 842. See Note 17 – Leases for further information.

Cell Tower Monetization Transactions

In 2012, we entered into a prepaid master lease arrangement in which we as the lessor provided the rights to utilize tower sites and we leased back space on certain of those towers. Prior to our merger (the “Merger”) with Sprint Corporation (“Sprint”), Sprint entered into a similar lease-out and leaseback arrangement that we assumed in the Merger.

These arrangements are treated as failed sale leasebacks in which the proceeds received are reported as a financing obligation. The principal payments on the tower obligations are included in Other, net within Net cash provided by (used in) financing activities on our Consolidated Statements of Cash Flows. Our historical tower site asset costs are reported in Property and equipment, net on our Consolidated Balance Sheets and are depreciated. See Note 10 – Tower Obligations for further information.

Sprint Retirement Pension Plan

We provide the Sprint Retirement Pension Plan (the “Pension Plan”), which is a defined benefit pension plan providing postretirement benefits to certain employees. As of December 31, 2005, the Pension Plan was amended to freeze benefit plan accruals for participants.

Index for Notes to the Consolidated Financial Statements
The investments in the Pension Plan are measured at fair value on a recurring basis each quarter using quoted market prices or the net asset value per share as a practical expedient. The projected benefit obligations associated with the Pension Plan are determined based on actuarial models utilizing mortality tables and discount rates applied to the expected benefit term. See Note 13 – Employee Compensation and Benefit Plans for further information on the Pension Plan.

Advertising Expense

We expense the cost of advertising and other promotional expenditures to market our services and products as incurred. For the years ended December 31, 2024, 2023 and 2022, advertising expenses included in Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income were $3.1 billion, $2.5 billion and $2.3 billion, respectively.

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

Other Comprehensive Income

Other comprehensive income primarily consists of adjustments, net of tax, related to reclassification of loss from cash flow hedges, fair value hedges, foreign currency translation, pension and other postretirement benefits. This is reported in Accumulated other comprehensive loss as a separate component of stockholders’ equity until realized in earnings.

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

Stockholder Return Programs

On September 8, 2022, our Board of Directors authorized a stock repurchase program for up to $14.0 billion of our common stock through September 30, 2023 (the “2022 Stock Repurchase Program”). On September 6, 2023, our Board of Directors authorized a stockholder return program of up to $19.0 billion through December 31, 2024 (the “2023-2024 Stockholder Return Program”). The 2023-2024 Stockholder Return Program consisted of additional repurchases of shares of our common stock and the payment of cash dividends. On December 13, 2024, we announced that our Board of Directors authorized our 2025 Stockholder Return Program of up to $14.0 billion that will run through December 31, 2025 (“2025 Stockholder Return Program”). The 2025 Stockholder Return Program is expected to consist of additional repurchases of shares of our common stock and the payment of cash dividends. The amount available under the 2025 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared and paid by us.

The cost of repurchased shares, including equity reacquisition costs and related taxes, is included in Treasury stock on our Consolidated Balance Sheets. We accrue the cost of repurchased shares and exclude such shares from the calculation of basic and diluted earnings per share, as of the trade date. We recognize a liability for share repurchases which have not settled and for which cash has not been paid in Other current liabilities on our Consolidated Balance Sheets. Cash payments to reacquire our shares, including equity reacquisition costs and related taxes, are included in Repurchases of common stock on our Consolidated Statements of Cash Flows.

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

See Note 15 - Stockholder Return Programs for further information.

Earnings Per Share

Basic earnings per share is computed by dividing Net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of outstanding stock options, RSUs and PRSUs, calculated using the treasury stock method. See Note 16 – Earnings Per Share for further information.

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

The primary beneficiary is required to consolidate the assets and liabilities of a VIE. The primary beneficiary is the party which has both the power to direct the activities of an entity that most significantly impact the VIE's economic performance, and through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE.

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

We consolidate VIEs when we are deemed to be the primary beneficiary or when the VIE cannot be deconsolidated. See Note 5 – Sales of Certain Receivables, Note 9 – Debt and Note 10 – Tower Obligations for further information.

Accounting Pronouncements Adopted During the Current Year

Segment Reporting Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard expands reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). We have adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note 12 – Segment Reporting for further information.

Accounting Pronouncements Not Yet Adopted

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification

Index for Notes to the Consolidated Financial Statements
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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for us for our fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2027 annual financial statements, and we are currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

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

Ka’ena is a provider of prepaid mobile services in the U.S. through its primary brands, Mint Mobile and Ultra Mobile, and also offers a selection of wireless devices, including handsets and other mobile communication devices. Prior to the Ka’ena Acquisition, Ka’ena was a wholesale partner of the Company for which we recognized service revenues within Wholesale and other service revenues on our Consolidated Statements of Comprehensive Income, and for which Ka’ena incurred related expenses for the use of our network. On the Acquisition Date, this relationship was effectively terminated, and the Company acquired Ka’ena’s prepaid customer relationships and began to recognize service revenues associated with these customers within Prepaid revenues and operating expenses primarily within Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income subsequent to the Acquisition Date. The Ka’ena Acquisition enhances the Company’s position as a leading prepaid wireless carrier by diversifying our brand identities, enhancing our distribution footprint and preserving the value of our relationship with Ka’ena through its acquisition, including the acquisition of its prepaid customer relationships.

The financial results of Ka’ena from the Acquisition Date through December 31, 2024, were not material to our Consolidated Statements of Comprehensive Income, nor were they material to our prior period consolidated results on a pro forma basis. Costs related to the Ka’ena Acquisition were not material to our Consolidated Statements of Comprehensive Income.

Consideration Transferred

In accordance with the terms of the Merger and Unit Purchase Agreement, the total purchase price is variable, dependent upon specified performance indicators of Ka’ena, and consists of an upfront payment on the Acquisition Date and an earnout payable on August 1, 2026.

On the Acquisition Date and in satisfaction of the upfront payment, we transferred $420 million in cash and 3,264,952 shares of T-Mobile common stock valued at $536 million as determined based on its closing market price on April 30, 2024, for a total

Index for Notes to the Consolidated Financial Statements
payment fair value of $956 million. An additional amount of the upfront payment payable to certain sellers was deferred and may be paid through January 2026. As of the Acquisition Date, we recognized a liability of $27 million for the fair value of this deferred amount, which is included in the fair value of consideration transferred in the Ka’ena Acquisition. Furthermore, a portion of the upfront payment made on the Acquisition Date was for the settlement of the preexisting wholesale relationship with Ka’ena and excluded from the fair value of consideration transferred in the Ka’ena Acquisition. The amount of the upfront payment was subject to customary adjustments and as a result of such adjustments, $17 million of the upfront payment was returned to T-Mobile during the fourth quarter of 2024, which resulted in a commensurate increase in the maximum amount payable in satisfaction of the earnout.

Based on the amount of the adjusted upfront payment, up to an additional $420 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout, dependent upon Ka’ena’s achievement of specified performance indicators.

•$251 million of the potential earnout amount is payment for the acquired Ka’ena business, and we recognized a liability of $191 million for the fair value of such contingent consideration. This liability is adjusted to fair value at each future reporting date until settled, with a corresponding offset recorded to Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.
•$169 million of the potential earnout amount is payment for services to be provided to T-Mobile by certain of the sellers during the post-acquisition period, as well as the replacement of equity awards of certain Ka’ena employees. We recognize expenses as such services are provided during the post-acquisition period within Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income, with a corresponding offset to Other current liabilities and Other long-term liabilities on our Consolidated Balance Sheets.

The acquisition-date fair value of consideration transferred in the Ka’ena Acquisition totaled $1.1 billion, comprised of the following:

(in millions)	May 1, 2024
Fair value of T-Mobile common stock issued to Ka’ena stockholders related to the adjusted upfront payment	$527
Fair value of cash paid to Ka’ena stockholders related to the adjusted upfront payment	396
Fair value of contingent consideration	191
Fair value of deferred consideration	27
Total fair value of consideration exchanged	$1,141

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

As of December 31, 2024, $202 million of liabilities for contingent consideration and $80 million of liabilities for post-acquisition services were presented within Other long-term liabilities on our Consolidated Balance Sheets.

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

(in millions)	May 1, 2024
Cash and cash equivalents	$24
Accounts receivable	34
Inventory	3
Prepaid expenses	5
Other current assets	10
Property and equipment	1
Operating lease right-of-use assets	2
Goodwill	771
Other intangible assets	740
Other assets	51
Total assets acquired	1,641
Accounts payable and accrued liabilities	42
Deferred revenue	297
Short-term operating lease liabilities	1
Deferred tax liabilities	86
Operating lease liabilities	2
Other long-term liabilities	72
Total liabilities assumed	500
Total consideration transferred	$1,141

Intangible Assets

Goodwill with a provisionally assigned value of $771 million represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed. The provisionally assigned goodwill recognized includes expected growth in customers and service revenues to be achieved from the operations of the combined company, the assembled workforce of Ka’ena and intangible assets that do not qualify for separate recognition. Of the total provisionally assigned amount of goodwill resulting from the Ka’ena Acquisition of $771 million, the preliminary amount deductible for tax purposes is $90 million. All of the goodwill acquired is allocated to the Wireless reporting unit.

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

Acquisition of UScellular Wireless Operations

On May 24, 2024, we entered into a securities purchase agreement with United States Cellular Corporation (“UScellular”), Telephone and Data Systems, Inc., and USCC Wireless Holdings, LLC, pursuant to which, among other things, we will acquire substantially all of UScellular’s wireless operations and select AWS, PCS, 600 MHz, 700 MHz and other spectrum assets for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt through an exchange offer to be made to certain UScellular debtholders prior to closing. To the extent any debtholders do not participate in the exchange, their bonds will continue as obligations of UScellular, and the cash portion of the purchase price will be correspondingly increased. The transaction is expected to close in mid-2025, subject to customary closing conditions and receipt of certain regulatory approvals. Upon closing of the transaction, we expect to account for the UScellular transaction as a business combination and to consolidate the acquired operations.

Index for Notes to the Consolidated Financial Statements
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

Acquisition of Vistar Media Inc.

On December 20, 2024, we entered into an agreement and plan of merger for the acquisition of 100% of the outstanding capital stock of Vistar Media Inc., a provider of technology solutions for digital-out-of-home advertisements, for a purchase price of approximately $625 million. The purchase price is subject to certain agreed-upon working capital and other adjustments. The acquisition is subject to certain customary closing conditions, including certain regulatory approvals, and is expected to close in the first quarter of 2025.

Note 3 – Joint Ventures

Lumos and Metronet Joint Ventures

On April 24, 2024, we entered into a definitive agreement with a fund operated by EQT, Infrastructure VI fund (“Fund VI”), to establish a joint venture between us and Fund VI to acquire Lumos (“Lumos”), a fiber-to-the-home platform, from EQT’s predecessor fund, EQT Infrastructure III. The arrangement is expected to close in the first half of 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $950 million in the joint venture to acquire a 50% equity interest and all existing Lumos fiber customers. The funds invested by us will be used by the joint venture to fund future fiber builds. In addition, pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million in 2027 or 2028 under the existing business plan.

On July 18, 2024, we entered into a definitive agreement with KKR & Co. Inc. (“KKR”) to establish a joint venture to acquire Metronet Holdings, LLC and certain of its affiliates (collectively, “Metronet”), a fiber-to-the-home platform. This arrangement is expected to close in 2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $4.9 billion in the joint venture to acquire a 50% equity interest and all existing residential fiber customers, as well as funding the joint venture. We do not anticipate making further capital contributions following the closing under the existing business plan.

Upon closing of the transactions, we expect to account for the Lumos and Metronet joint ventures under the equity method of accounting and recognize service revenues for the acquired Lumos and Metronet fiber customers and wholesale costs paid to the joint ventures for network access within Cost of services on our Consolidated Statements of Comprehensive Income.

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

Our portfolio of receivables is comprised of two portfolio segments: accounts receivable and equipment installment plan receivables.

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

Index for Notes to the Consolidated Financial Statements
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

EIP receivables had a combined weighted-average effective interest rate of 11.1% and 10.6% as of December 31, 2024 and 2023, respectively.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	December 31, 2024	December 31, 2023
EIP receivables, gross	$7,402	$7,271
Unamortized imputed discount	(524)	(505)
EIP receivables, net of unamortized imputed discount	6,878	6,766
Allowance for credit losses	(290)	(268)
EIP receivables, net of allowance for credit losses and imputed discount	$6,588	$6,498
Classified on our consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$4,379	$4,456
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,209	2,042
EIP receivables, net of allowance for credit losses and imputed discount	$6,588	$6,498

Many of our loss estimation techniques rely on delinquency-based models categorized by customer credit class; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of December 31, 2024:

	Originated in 2024		Originated in 2023		Originated prior to 2023		Total EIP Receivables, Net of Unamortized Imputed Discount
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Total
Current - 30 days past due	$4,213	$1,109	$1,118	$283	$18	$6	$5,349	$1,398	$6,747
31 - 60 days past due	15	27	6	7	—	—	21	34	55
61 - 90 days past due	9	19	4	6	—	—	13	25	38
More than 90 days past due	7	17	5	7	1	1	13	25	38
EIP receivables, net of unamortized imputed discount	$4,244	$1,172	$1,133	$303	$19	$7	$5,396	$1,482	$6,878

Index for Notes to the Consolidated Financial Statements
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

The following table presents write-offs of our EIP receivables by year of origination for the year ended December 31, 2024:

(in millions)	Originated in 2024	Originated in 2023	Originated prior to 2023	Total
Write-offs	$201	$309	$68	$578

Activity for the years ended December 31, 2024, 2023 and 2022, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	December 31, 2024			December 31, 2023			December 31, 2022
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$161	$773	$934	$167	$811	$978	$146	$630	$776
Bad debt expense	592	600	1,192	440	458	898	433	593	1,026
Write-offs	(577)	(578)	(1,155)	(446)	(518)	(964)	(412)	(518)	(930)
Change in imputed discount on short-term and long-term EIP receivables	N/A	199	199	N/A	220	220	N/A	262	262
Impact on the imputed discount from sales of EIP receivables	N/A	(180)	(180)	N/A	(198)	(198)	N/A	(156)	(156)
Allowance for credit losses and imputed discount, end of period	$176	$814	$990	$161	$773	$934	$167	$811	$978

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of December 31, 2024. In connection with the sales of certain service accounts receivable and EIP receivables pursuant to the sale arrangements, we provide guarantees of credit performance (prior to November 1, 2024, this was deferred purchase price assets) included on our Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. See Note 5 – Sales of Certain Receivables for further information.

Note 5 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP Sale Arrangement”). The maximum funding commitment of the sale arrangement is $1.3 billion. On October 22, 2024, we extended the scheduled expiration date of the EIP Sale Arrangement to November 18, 2025.

Index for Notes to the Consolidated Financial Statements
As of both December 31, 2024 and 2023, the EIP Sale Arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

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

Variable Interest Entity

We determined that the EIP BRE is a VIE, as its equity investment at risk lacks the obligation to absorb a certain portion of its expected losses. We have a variable interest in the EIP BRE and have determined that we are the primary beneficiary based on our ability to direct the activities that most significantly impact the EIP BRE’s economic performance. Those activities include selecting which receivables are transferred into the EIP BRE and sold in the EIP Sale Arrangement and funding of the EIP BRE. Additionally, our equity interest in the EIP BRE obligates us to absorb losses and gives us the right to receive benefits from the EIP BRE that could potentially be significant to the EIP BRE. Accordingly, we include the balances and results of operations of the EIP BRE in our consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets, which consist primarily of the deferred purchase price, and liabilities, which consist of the recourse guarantee, included on our Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	December 31, 2024	December 31, 2023
Other current assets	$1	$348
Other assets	—	103
Other current liabilities	81	—
Other long-term liabilities	32	—

In addition, the EIP BRE is a separate legal entity with its own separate creditors who will be entitled, prior to any liquidation of the EIP BRE, to be satisfied prior to any value in the EIP BRE becoming available to us. Accordingly, the assets of the EIP BRE may not be used to settle our general obligations, and creditors of the EIP BRE have no recourse to our general credit.

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “Service Receivable Sale Arrangement”). The maximum funding commitment of the Service Receivable Sale Arrangement is $950 million, and the facility expires in February 2025. As of both December 31, 2024 and 2023, the Service Receivable Sale Arrangement provided funding of $775 million. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

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

Variable Interest Entity

We determined that the Service BRE is a VIE, as its equity investment at risk lacks the obligation to absorb a certain portion of expected losses. We have a variable interest in the Service BRE and have determined that we are the primary beneficiary based on our ability to direct the activities that most significantly impact the Service BRE’s economic performance. Those activities include selecting which receivables are transferred into the Service BRE and sold in the Service Receivable Sale Arrangement and funding the Service BRE. Additionally, our equity interest in the Service BRE obligates us to absorb losses and gives us the right to receive benefits from the Service BRE that could potentially be significant to the Service BRE. Accordingly, we include the balances and results of operations of the Service BRE in our consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price, and liabilities included on our Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	December 31, 2024	December 31, 2023
Other current assets	$—	$209
Other current liabilities	328	373

In addition, the Service BRE is a separate legal entity with its own separate creditors who will be entitled, prior to any liquidation of the Service BRE, to be satisfied prior to any value in the Service BRE becoming available to us. Accordingly, the assets of the Service BRE may not be used to settle our general obligations, and creditors of the Service BRE have no recourse to our general credit.

Sales of Receivables

The transfers of service accounts receivable and EIP receivables to the non-consolidated entities are accounted for as sales of financial assets. Once identified for sale, the receivable is recorded at the lower of cost or fair value. Upon sale, we derecognize the net carrying amount of the receivables.

We recognized the cash proceeds received upon sale in Net cash provided by operating activities on our Consolidated Statements of Cash Flows.

On October 22, 2024, we executed an amendment to the EIP Sale Arrangement and an amendment to the Service Receivable Sale Arrangement (together, the “Pledge Amendments”). Prior to the effective date of the Pledge Amendments, the credit enhancement feature of each of the EIP Sale Arrangement and the Service Receivable Sale Arrangement was in the form of a deferred purchase price. Pursuant to the Pledge Amendments, effective on November 1, 2024, the credit enhancement feature of each arrangement is replaced by a recourse guarantee liability, which is collateralized by pledged but unsold receivables. On November 1, 2024, we re-recognized $193 million of gross service accounts receivables and $604 million of gross EIP receivables.

Prior to the effective date of the Pledge Amendments, cash proceeds related to beneficial interests in securitization transactions in the form of the deferred purchase price were presented within Net cash used in investing activities on our Consolidated Statements of Cash Flows. Following the effective date of the Pledge Amendments, all cash proceeds associated with sold receivables are recognized within Net cash provided by operating activities on our Consolidated Statements of Cash Flows.

The recourse guarantee, and prior to the effective date of the Pledge Amendments, the deferred purchase price, represents a financial instrument that is primarily tied to the creditworthiness of our customers. At inception, we elected to measure the recourse guarantee liabilities at fair value with changes in fair value included in Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income. The fair value of the recourse guarantee liabilities is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including customer default rates. As of December 31, 2024, our recourse guarantee liabilities related to the sales of service receivables and EIP receivables was $148 million, as collateralized by $286 million of gross service receivables and $505 million of gross EIP receivables pledged but unsold, which represent our maximum exposure under the recourse guarantee. As of December 31, 2023, our deferred purchase price assets related to the sales of service receivables and EIP receivables was $658 million.

Index for Notes to the Consolidated Financial Statements
The following table summarizes the impact of the sales of certain service receivables and EIP receivables on our Consolidated Balance Sheets:

(in millions)	December 31, 2024	December 31, 2023
Derecognized net service accounts receivable and EIP receivables	$1,616	$2,388
Other current assets	1	557
of which, deferred purchase price	—	555
Other assets	—	103
of which, deferred purchase price	—	103
Other current liabilities	409	373
of which, recourse guarantee	116	—
Other long-term liabilities	32	—
of which, recourse guarantee	32	—
Net cash proceeds since inception	1,468	1,583
Of which:
Change in net cash proceeds during the year-to-date period	(115)	(114)
Net cash proceeds funded by reinvested collections	1,583	1,697

We recognized losses from sales of receivables, including changes in fair value of the deferred purchase price assets as well as the recourse guarantee liabilities beginning on November 1, 2024, of $62 million, $165 million and $214 million for the years ended December 31, 2024, 2023 and 2022, respectively, in Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

Continuing Involvement

Pursuant to the EIP Sale Arrangement and Service Receivable Sale Arrangement described above, we have continuing involvement with the service accounts receivable and EIP receivables we sell, as we service the receivables, are required to replace certain receivables, including ineligible receivables, aged receivables and receivables where a write-off is imminent, and may be responsible for absorbing credit losses through performance under our recourse guarantee liabilities. We continue to service the customers and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections on sold receivables may be reinvested in new receivable sales. At the direction of the purchasers of the sold receivables, we apply the same policies and procedures while servicing the sold receivables as we apply to our owned receivables, and we continue to maintain normal relationships with our customers.

Note 6 – Property and Equipment

The components of property and equipment, excluding amounts transferred to held for sale, were as follows:

(in millions)	Useful Lives	December 31, 2024	December 31, 2023
Land		$69	$72
Buildings and equipment	Up to 30 years	4,377	4,465
Wireless communications systems	Up to 20 years	65,778	65,628
Leasehold improvements	Up to 10 years	2,588	2,489
Capitalized software	Up to 8 years	18,566	22,573
Leased wireless devices	Up to 16 months	145	400
Construction in progress	N/A	3,377	3,286
Accumulated depreciation and amortization		(56,367)	(58,481)
Property and equipment, net		$38,533	$40,432

Total depreciation expense relating to property and equipment and financing lease right-of-use assets was $12.1 billion, $12.0 billion and $12.7 billion for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts include depreciation expense related to leased wireless devices of $54 million, $170 million and $1.1 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

Index for Notes to the Consolidated Financial Statements
We capitalize interest associated with the acquisition or construction of certain property and equipment and spectrum intangible assets. We recognized capitalized interest of $34 million, $104 million and $61 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Asset retirement obligations are primarily for certain legal obligations to remediate leased property on which our network infrastructure and administrative assets are located.

Activity in our asset retirement obligations was as follows:

(in millions)	Year Ended December 31, 2024	Year Ended December 31, 2023
Asset retirement obligations, beginning of year	$1,716	$1,852
Liabilities incurred	21	28
Liabilities settled	(307)	(399)
Accretion expense	69	71
Changes in estimated cash flows	36	164
Asset retirement obligations, end of period	$1,535	$1,716
Classified on the consolidated balance sheets as:
Other current liabilities	$109	$133
Other long-term liabilities	1,426	1,583

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $423 million and $462 million as of December 31, 2024 and 2023, respectively.

Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2024 and 2023, is as follows:

(in millions)	Goodwill
Balance as of December 31, 2022, net of accumulated impairment losses of $10,984	$12,234
Balance as of December 31, 2023	12,234
Preliminary goodwill from the Ka’ena Acquisition in 2024	771
Balance as of December 31, 2024, net of accumulated impairment losses of $10,984	$13,005

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

For our annual assessment of the wireless reporting unit, we employed a qualitative approach. The fair value of the wireless reporting unit was estimated using a market approach, which is based on market capitalization. In addition to performing an assessment under the market approach we also considered any events or change in circumstances that occurred, noting no indication that the fair value of the wireless reporting unit may be below its carrying amount at December 31, 2024.

Index for Notes to the Consolidated Financial Statements
Spectrum Licenses

The following table summarizes our spectrum license activity for the years ended December 31, 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Spectrum licenses, beginning of year	$96,707	$95,798	$92,606
Spectrum license acquisitions	4,822	103	3,152
Spectrum licenses transferred to held for sale	(1,024)	(2)	(64)
Costs to clear spectrum	53	808	104
Spectrum licenses, end of year	$100,558	$96,707	$95,798

Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits, on our Consolidated Statements of Cash Flows.

Spectrum Auctions

In January 2022, the FCC announced that we were the winning bidder of 199 licenses in Auction 110 (3.45 GHz spectrum) for an aggregate purchase price of $2.9 billion.

In September 2022, the FCC announced that we were the winning bidder of 7,156 licenses in Auction 108 (2.5 GHz spectrum) for an aggregate price of $304 million. At inception of Auction 108 in June 2022, we deposited $65 million. We paid the FCC the remaining $239 million for the licenses won in the auction in September 2022. On February 29, 2024, the FCC issued to us the licenses won in Auction 108, and substantially all of these licenses were deployed in March 2024. The licenses are included in Spectrum licenses on our Consolidated Balance Sheets as of December 31, 2024.

Spectrum Exchange Transactions

During the year ended December 31, 2024, we recognized non-cash spectrum license acquisitions associated with the closing of certain spectrum exchange transactions of $1.2 billion, including $985 million associated with the closing of an agreement with a third party for the exchange of certain of our 39 GHz spectrum licenses for certain of their 24 GHz spectrum license on October 15, 2024.

During the year ended December 31, 2024, we recognized gains associated with the closing of certain spectrum exchange transactions of $202 million, including a $137 million gain associated with the closing of an agreement with a third party for the exchange of certain of our 39 GHz spectrum licenses for certain of their 24 GHz spectrum license on October 15, 2024, as a reduction to Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income. There were no gains or losses associated with spectrum exchange transactions during the years ended December 31, 2023 and 2022.

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

DISH did not purchase the 800 MHz spectrum by April 1, 2024. As such, we recognized a gain for the $100 million extension fee previously paid by DISH during the year ended December 31, 2024, within Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income and relieved the liability that was initially recorded upon receipt of the

Index for Notes to the Consolidated Financial Statements
payment. On October 1, 2024, we concluded the auction process for the disposition of the spectrum as required under the final judgment agreed to by us, Deutsche Telekom AG (“DT”), Sprint LLC, SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, to offer the licenses for sale. We did not receive a qualifying bid and have been relieved of the obligation to sell the spectrum licenses. We are currently exploring alternatives to sell or utilize the spectrum licenses.

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

The FCC approved the purchase of the Dallas licenses included in the second tranche on October 22, 2024. The purchase of the Dallas licenses closed on December 6, 2024, and the associated payment of $541 million was made on the same day.

We anticipate that the remaining deferred licenses from the second tranche of $604 million will close in 2025.

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

The licenses are subject to an exclusive leasing arrangement between us and Comcast, which were entered into contemporaneously with the License Purchase Agreement. If Comcast elects to remove an Optional Sale License from the License Purchase Agreement, the associated lease for such Optional Sale License will terminate, but no sooner than two years from the date of the License Purchase Agreement (with us having a minimum period of time after any such termination to cease transmitting on such license’s associated spectrum).

On January 13, 2025, we and Comcast entered into an amendment to the License Purchase Agreement pursuant to which we will acquire additional spectrum. Subsequent to the amendment, the total cash consideration for the transaction is between $1.2 billion and $3.4 billion.

Index for Notes to the Consolidated Financial Statements
N77 License Co LLC

On September 10, 2024, we entered into a License Purchase Agreement with N77 License Co LLC (“Buyer”), pursuant to which Buyer has the option to purchase all or a portion of our remaining 3.45 GHz spectrum licenses in exchange for a range of cash consideration, with the specific licenses sold to be determined based upon the amount of committed financing raised by Buyer. As of December 31, 2024 and 2023, the licenses subject to the License Purchase Agreement were held at cost of $2.7 billion in Spectrum licenses on our Consolidated Balance Sheets. We maintain the right to terminate the License Purchase Agreement no later than February 7, 2025, as we did not receive written notice of committed financing as of December 9, 2024, from the Buyer at or above a certain target level of cash consideration. The transaction is subject to FCC approval. We do not expect the transaction to have a material impact on our Consolidated Statements of Comprehensive Income.

Impairment Assessment

For our assessment of Spectrum license impairment, we employed a qualitative approach. No events or change in circumstances have occurred that indicate the fair value of the Spectrum licenses may be below its carrying amount at December 31, 2024.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	December 31, 2024			December 31, 2023
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships (1)	Up to 8 years	$5,427	$(4,123)	$1,304	$4,883	$(3,451)	$1,432
Reacquired rights	Up to 9 years	770	(323)	447	770	(231)	539
Tradenames and patents (1)	Up to 19 years	338	(157)	181	208	(134)	74
Favorable spectrum leases	Up to 27 years	620	(169)	451	686	(148)	538
Other (1)	Up to 10 years	478	(349)	129	353	(318)	35
Other intangible assets		$7,633	$(5,121)	$2,512	$6,900	$(4,282)	$2,618
(1)Includes intangible assets acquired in the Ka’ena Acquisition. See Note 2 - Business Combinations for more information.

Amortization expense for intangible assets subject to amortization was $857 million, $888 million and $1.2 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization is summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending December 31,
2025	$749
2026	571
2027	404
2028	253
2029	171
Thereafter	364
Total	$2,512

Substantially all of the estimated future amortization expense is associated with intangible assets acquired through our business combinations.

Index for Notes to the Consolidated Financial Statements
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

We record derivatives on our Consolidated Balance Sheets at fair value that is derived primarily from observable market data, including exchange rates, interest rates and forward curves. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to derivative valuations are generally observable in active markets and, as such, are classified as Level 2 in the fair value hierarchy.

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

Accordingly, all changes in the fair value of the swaps will be initially recorded through Accumulated other comprehensive loss on our Consolidated Balance Sheets and reclassified to earnings in an amount that exactly offsets the periodic transaction gain or loss on remeasuring the debt, such that there will be no earnings volatility due to changes in foreign-currency exchange rates. Transaction gains or losses on remeasuring the EUR-denominated debt, as well as the offsetting swap amounts, are recorded within Other income (expense), net on our Consolidated Statements of Comprehensive Income.

Changes in the fair value of the swaps may be different from the current period transaction gain or loss on remeasurement of the debt, in which case the difference will remain in Accumulated other comprehensive loss on our Consolidated Balance Sheets. These differences generally represent credit or liquidity risk, referred to as a basis spread, and the time value of money (“excluded components”). The value of the excluded components is recognized in earnings using a systematic and rational method by accruing the current-period swap settlements into Interest expense, net, on our Consolidated Statements of Comprehensive Income. If an amount remains in Accumulated other comprehensive loss on our Consolidated Balance Sheets upon settlement of the derivative, those amounts will be reclassified to earnings at that time.

The following table summarizes the activity of our cross-currency swaps:

(in millions)	Year Ended December 31, 2024
Other income (expense), net
Pre-tax transaction gain on remeasurement of EUR-denominated debt	$79
Amount recognized in Other income (expense), net reclassified from Accumulated other comprehensive loss	(79)
Accumulated other comprehensive loss
Amount recognized in Accumulated other comprehensive loss reclassified to Other income (expense), net	$79
Loss associated with the change in fair value of cross-currency swaps recognized in Accumulated other comprehensive loss	(58)

Index for Notes to the Consolidated Financial Statements
Interest Rate Lock Derivatives

In April 2020, we terminated our interest rate lock derivatives entered into in October 2018.

Aggregate changes in the fair value of our interest rate lock derivatives, which were terminated in April 2020, of $960 million and $1.1 billion are presented in Accumulated other comprehensive loss on our Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024, 2023 and 2022, $236 million, $219 million and $203 million, respectively, were amortized from Accumulated other comprehensive loss into Interest expense, net, on our Consolidated Statements of Comprehensive Income. We expect to amortize $254 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending December 31, 2025.

Recourse Guarantee Liabilities and Deferred Purchase Price Assets

In connection with the sales of certain service and EIP accounts receivable, we have recourse guarantee liabilities, and prior to the effective date of the Pledge Amendments, deferred purchase price assets, measured at fair value on a recurring basis that are based on a discounted cash flow model using unobservable Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. See Note 5 – Sales of Certain Receivables for further information.

The carrying amount of our recourse guarantee liabilities was $148 million as of December 31, 2024. The carrying amount of our deferred purchase price assets was $658 million as of December 31, 2023. Both of which are included on our Consolidated Balance Sheets for the periods indicated.

Debt

The fair values of our Senior Notes and spectrum-backed Senior Secured Notes to third parties were determined based on quoted market prices in active markets. Accordingly, our Senior Notes and spectrum-backed Senior Secured Notes to third parties were classified as Level 1 within the fair value hierarchy. The fair value of our Senior Notes to affiliates was determined based on market interest rates of instruments with similar terms and maturities. Accordingly, our Senior Notes to affiliates were classified as Level 2 within the fair value hierarchy. The fair value of our Senior Notes to third parties (EUR-denominated) and asset-backed notes (“ABS Notes”) was primarily based on quoted prices in inactive markets for identical instruments and observable changes in market interest rates, both of which are Level 2 inputs. Accordingly, our Senior Notes to third parties (EUR-denominated) and ABS Notes were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to third parties (EUR-denominated), Senior Notes to affiliates and ABS Notes. The fair value estimates were based on information available as of December 31, 2024 and 2023. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt included on our Consolidated Balance Sheets were as follows:

(in millions)	Level within the Fair Value Hierarchy	December 31, 2024		December 31, 2023
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$71,783	$65,631	$70,493	$65,962
Senior Notes to third parties (EUR-denominated)	2	2,058	2,125	—	—
Senior Notes to affiliates	2	1,497	1,491	1,496	1,499
Senior Secured Notes to third parties	1	1,361	1,330	2,281	2,207
ABS Notes to third parties	2	1,566	1,570	748	748

Index for Notes to the Consolidated Financial Statements
Note 9 – Debt

Debt was as follows:

(in millions)	December 31, 2024	December 31, 2023
7.125% Senior Notes due 2024	$—	$2,500
3.500% Senior Notes due 2025	3,000	3,000
4.738% Series 2018-1 A-1 Notes due 2025	131	656
7.625% Senior Notes due 2025	—	1,500
1.500% Senior Notes due 2026	1,000	1,000
2.250% Senior Notes due 2026	1,800	1,800
2.625% Senior Notes due 2026	1,200	1,200
7.625% Senior Notes due 2026	1,500	1,500
3.750% Senior Notes due 2027	4,000	4,000
5.375% Senior Notes due 2027	500	500
2.050% Senior Notes due 2028	1,750	1,750
4.750% Senior Notes due 2028	1,500	1,500
4.750% Senior Notes to affiliates due 2028	1,500	1,500
4.800% Senior Notes due 2028	900	900
4.910% Class A Senior ABS Notes due 2028	570	750
4.950% Senior Notes due 2028	1,000	1,000
5.152% Series 2018-1 A-2 Notes due 2028	1,194	1,562
6.875% Senior Notes due 2028	2,475	2,475
2.400% Senior Notes due 2029	500	500
2.625% Senior Notes due 2029	1,000	1,000
3.375% Senior Notes due 2029	2,350	2,350
3.550% Senior Notes due 2029 (EUR-denominated)	621	—
4.200% Senior Notes due 2029	700	—
4.250% Class A Senior ABS Notes due 2029	500	—
4.850% Senior Notes due 2029	1,000	—
5.050% Class A Senior ABS Notes due 2029	500	—
3.875% Senior Notes due 2030	7,000	7,000
2.250% Senior Notes due 2031	1,000	1,000
2.550% Senior Notes due 2031	2,500	2,500
2.875% Senior Notes due 2031	1,000	1,000
3.500% Senior Notes due 2031	2,450	2,450
2.700% Senior Notes due 2032	1,000	1,000
3.700% Senior Notes due 2032 (EUR-denominated)	777	—
8.750% Senior Notes due 2032	2,000	2,000
5.050% Senior Notes due 2033	2,600	2,600
5.200% Senior Notes due 2033	1,250	1,250
5.150% Senior Notes due 2034	1,250	—
5.750% Senior Notes due 2034	1,000	1,000
4.700% Senior Notes due 2035	900	—
3.850% Senior Notes due 2036 (EUR-denominated)	673	—
4.375% Senior Notes due 2040	2,000	2,000
3.000% Senior Notes due 2041	2,500	2,500
4.500% Senior Notes due 2050	3,000	3,000
3.300% Senior Notes due 2051	3,000	3,000
3.400% Senior Notes due 2052	2,800	2,800
5.650% Senior Notes due 2053	1,750	1,750
5.750% Senior Notes due 2054	1,250	1,250
6.000% Senior Notes due 2054	1,000	1,000
5.250% Senior Notes due 2055	900	—
5.500% Senior Notes due 2055	750	—
3.600% Senior Notes due 2060	1,700	1,700
5.800% Senior Notes due 2062	750	750
Unamortized premium on debt to third parties	775	1,011
Unamortized discount on debt to third parties	(223)	(223)
Debt issuance costs and consent fees	(278)	(263)
Total debt	78,265	75,018
Less: Current portion of Senior Notes	4,068	3,619
Total long-term debt	$74,197	$71,399

Index for Notes to the Consolidated Financial Statements
Long-term debt was classified as follows:

(in millions)	December 31, 2024	December 31, 2023
Long-term debt	$72,700	$69,903
Long-term debt to affiliates	1,497	1,496
Total long-term debt	$74,197	$71,399

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 4.1% and 4.0% on weighted-average debt outstanding of $78.3 billion and $75.4 billion for the years ended December 31, 2024 and 2023, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt to third parties and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Senior Notes

The Senior Notes are guaranteed on a senior unsecured basis by the Company and certain of our consolidated subsidiaries. They are redeemable at our discretion, in whole or in part, at any time. The redemption price is calculated by reference to the date on which such notes are redeemed and generally includes a premium that steps down gradually as the Senior Notes approach their par call date, on or after which they are redeemable at par. The amount of time by which the par call date precedes the maturity date of the respective series of Senior Notes varies from one month to three years.

Issuances and Borrowings

During the year ended December 31, 2024, we issued the following Senior Notes and ABS Notes:

(in millions)	Principal Issuances	Discounts and Issuance Costs	Net Proceeds from Issuance of Long-Term Debt	Issue Date
4.850% Senior Notes due 2029	$1,000	$(6)	$994	January 12, 2024
5.150% Senior Notes due 2034	1,250	(11)	1,239	January 12, 2024
5.500% Senior Notes due 2055	750	(7)	743	January 12, 2024
3.550% Senior Notes due 2029 (EUR-denominated)	645	(3)	642	May 8, 2024
3.700% Senior Notes due 2032 (EUR-denominated)	806	(4)	802	May 8, 2024
3.850% Senior Notes due 2036 (EUR-denominated)	699	(7)	692	May 8, 2024
4.200% Senior Notes due 2029	700	(4)	696	September 26, 2024
4.700% Senior Notes due 2035	900	(6)	894	September 26, 2024
5.250% Senior Notes due 2055	900	(10)	890	September 26, 2024
Total of Senior Notes issued	$7,650	$(58)	$7,592

5.050% Class A Senior ABS Notes due 2029	$500	$(3)	$497	February 14, 2024
4.250% Class A Senior ABS Notes due 2029	500	(2)	498	October 9, 2024
Total of ABS Notes issued	$1,000	$(5)	$995

Credit Facilities

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $7.5 billion, including a letter of credit sub-facility of up to $1.5 billion and a swingline loan sub-facility of up to $500 million. As of December 31, 2024 and 2023, we did not have an outstanding balance under the Revolving Credit Facility.

Index for Notes to the Consolidated Financial Statements
Note Redemptions and Repayments

During the year ended December 31, 2024, we made the following note redemptions and repayments:

(in millions)	Principal Amount	Payment Date
7.125% Senior Notes due 2024	$2,500	June 15, 2024
7.625% Senior Notes due 2025	1,500	November 15, 2024
Total Redemptions	$4,000

4.738% Secured Series 2018-1 A-1 Notes due 2025	$525	Various
5.152% Series 2018-1 A-2 Notes due 2028	368	Various
4.910% Class A Senior ABS Notes due 2028	180	Various
Total Repayments	$1,073

Asset-backed Notes

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

As of December 31, 2024, $1.6 billion of our ABS Notes were secured in total by $2.0 billion of gross EIP receivables and future collections on such receivables. Our ABS Notes and the assets securing this debt are included on our Consolidated Balance Sheets.

The expected maturities of our ABS Notes as of December 31, 2024, were as follows:

(in millions)	Expected Maturities
2025	$570
2026	594
2027	406
Total	$1,570

Index for Notes to the Consolidated Financial Statements
Variable Interest Entities

The ABS Entities meet the definition of a VIE for which we have determined that we are the primary beneficiary as we have the power to direct the activities of the ABS Entities that most significantly impact their performance. Those activities include selecting which receivables are transferred into the ABS Entities, servicing such receivables, and funding of the ABS Entities. Additionally, our equity interest and residual interest in the ABS BRE and the ABS Trust, respectively, obligate us to absorb losses and give us the right to receive benefits from the ABS Entities that could potentially be significant to the ABS Entities. Accordingly, we include the balances and results of operations of the ABS Entities in our consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets and liabilities included in our Consolidated Balance Sheets with respect to the ABS Entities:

(in millions)	December 31, 2024	December 31, 2023
Assets
Equipment installment plan receivables, net	$1,472	$739
Equipment installment plan receivables due after one year, net	352	168
Other current assets	151	101
Liabilities
Accounts payable and accrued liabilities	2	1
Short-term debt	570	198
Long-term debt	996	550

See Note 4 – Receivables and Related Allowance for Credit Losses for additional information on the EIP receivables used to secure the ABS Notes.

Spectrum Financing

On April 1, 2020, in connection with the closing of the Merger, we assumed Sprint’s spectrum-backed notes, which are collateralized by the acquired, directly held and third-party leased Spectrum licenses (collectively, the “Spectrum Portfolio”) transferred to wholly owned bankruptcy-remote special purpose entities (collectively, the “Spectrum Financing SPEs”). As of December 31, 2024 and 2023, the total outstanding obligations under these Notes were $1.3 billion and $2.2 billion, respectively.

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

In March 2018, Sprint issued approximately $3.9 billion in aggregate principal amount of senior secured notes (the “2018 Spectrum-Backed Notes” and together with the 2016 Spectrum-Backed Notes, the “Spectrum-Backed Notes”) under the existing $7.0 billion securitization program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bears interest at 4.738% per annum, and has quarterly interest-only payments until June 2021, with additional quarterly principal payments commencing in June 2021 through March 2025. As of December 31, 2024, $131 million of the aggregate principal amount was classified as Short-term debt on our Consolidated Balance Sheets. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, and has quarterly interest-only payments until June 2023, with additional quarterly principal payments commencing in June 2023 through March 2028. As of December 31, 2024, $368 million of the aggregate principal amount was classified as Short-term debt on our Consolidated Balance Sheets. The Spectrum Portfolio, which also serves as collateral for the Spectrum-Backed Notes, remains substantially identical to the original portfolio from October 2016.

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

Commercial Paper

On July 25, 2023, we established an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements, and proceeds are expected to be used for general corporate purposes. As of December 31, 2024 and 2023, there was no outstanding balance under this program.

Standby Letters of Credit

For the purposes of securing our obligations to provide device insurance services and for the purposes of securing our general purpose obligations, we maintain an agreement for standby letters of credit with certain financial institutions. Our outstanding standby letters of credit were $152 million and $238 million as of December 31, 2024 and 2023, respectively.

ECA Facility

Subsequent to December 31, 2024, on January 31, 2025, our wholly owned subsidiary, T-Mobile USA, Inc., entered into a credit agreement with certain financial institutions, backed by an Export Credit Agency (the “ECA Facility”), providing for a loan of up to $1.0 billion to finance network equipment-related purchases. The obligations under the ECA Facility are also guaranteed by us and by all of our wholly owned domestic restricted subsidiaries (subject to customary exceptions). Any borrowing under the ECA Facility will mature on March 15, 2036. As of January 31, 2025, the ECA Facility is undrawn.

Note 10 – Tower Obligations

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

Index for Notes to the Consolidated Financial Statements
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

The following table summarizes the balances associated with both of the tower arrangements on our Consolidated Balance Sheets:

(in millions)	December 31, 2024	December 31, 2023
Property and equipment, net	$2,069	$2,220
Tower obligations	3,664	3,777
Other long-term liabilities	554	554

Future minimum payments related to the tower obligations are approximately $380 million for the 12-month period ending December 31, 2025, $788 million in total for both of the 12-month periods ending December 31, 2026 and 2027, $835 million in total for both of the 12-month periods ending December 31, 2028 and 2029, and $3.7 billion in total thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities, as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease

Index for Notes to the Consolidated Financial Statements
payments on approximately 900 sites and have included lease liabilities of $251 million in our Operating lease liabilities as of December 31, 2024.

Note 11 – Revenue from Contracts with Customers

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

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Postpaid service revenues
Postpaid phone revenues	$45,762	$43,449	$41,711
Postpaid other revenues	6,578	5,243	4,208
Total postpaid service revenues	$52,340	$48,692	$45,919

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

Contract Balances

The contract asset and contract liability balances from contracts with customers as of December 31, 2024 and 2023, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2023	$607	$812
Balance as of December 31, 2024	720	1,219
Change	$113	$407

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the contract asset balance reflects customer activity related to new promotions, offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of $492 million and $495 million as of December 31, 2024 and 2023, respectively, was included in Other current assets on our Consolidated Balance Sheets.

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

Index for Notes to the Consolidated Financial Statements
Revenues for the years ended December 31, 2024, 2023 and 2022, include the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
Amounts included in the beginning of year contract liability balance	$787	$747	$760

Remaining Performance Obligations

As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.5 billion. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of December 31, 2024, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $1.4 billion, $1.4 billion and $1.7 billion for 2025, 2026 and 2027 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to seven years.

Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $2.0 billion and $2.1 billion for December 31, 2024 and 2023, respectively, and is included in Other assets on our Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income were $2.0 billion, $1.8 billion and $1.5 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the years ended December 31, 2024, 2023 and 2022.

Note 12 – Segment Reporting

We manage our business activities on a consolidated basis and operate as a single operating segment: Wireless. We primarily derive our revenue in the United States by providing wireless communications services to customers using our wireless networks and selling devices that provide customers access to our wireless networks. The accounting policies of the Wireless segment are the same as those described in Note 1 – Summary of Significant Accounting Policies.

Our CODM is our President and Chief Executive Officer, G. Michael Sievert. The CODM uses Net income, as reported on our Consolidated Statements of Comprehensive Income, in evaluating performance of the Wireless segment and determining how to allocate resources of the Company as a whole, including investing in our networks and customers, stockholder return programs and acquisition strategy. The CODM does not review assets in evaluating the results of the Wireless segment, and therefore, such information is not presented.

Index for Notes to the Consolidated Financial Statements
The following table provides the operating financial results of our Wireless segment:

	Year Ended December 31,
(in millions)	2024	2023	2022
Total revenues	$81,400	$78,558	$79,571
Less: Significant and other segment expenses
Cost of equipment sales	18,882	18,533	21,540
Employee expenses	7,041	7,629	7,626
Lease expense	5,066	5,398	6,998
Advertising expense	3,067	2,515	2,306
Bad debt expense	1,192	898	1,026
Other segment items (1)	15,223	16,526	18,317
Impairment expense	—	—	477
(Gain) loss on disposal group held for sale	—	(25)	1,087
Depreciation and amortization	12,919	12,818	13,651
Interest expense, net	3,411	3,335	3,364
Other (income) expense, net	(113)	(68)	33
Income tax expense	3,373	2,682	556
Segment net income	$11,339	$8,317	$2,590
(1)Other segment items included in Segment net income primarily includes certain third-party commissions, external labor and services and backhaul expenses.

Note 13 – Employee Compensation and Benefit Plans

In June 2023, the stockholders of the Company approved the T-Mobile US, Inc. 2023 Incentive Award Plan (the “2023 Plan”), which replaced the 2013 Omnibus Incentive Plan and the Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan that T-Mobile assumed in connection with the closing of the Merger (collectively, with the 2023 Plan, the “Incentive Plans”). Under the 2023 Plan, we are authorized to issue up to 33 million shares of our common stock and can grant stock options, stock appreciation rights, restricted stock, RSUs and PRSUs to eligible employees, consultants, advisors and non-employee directors. As of December 31, 2024, there were approximately 29 million shares of common stock available for future grants under the 2023 Plan.

We grant RSUs to eligible employees, key executives and certain non-employee directors and PRSUs to eligible key executives. RSUs entitle the grantee to receive shares of our common stock upon vesting (with vesting generally occurring annually over a three-year service period), subject to continued service through the applicable vesting date. PRSUs entitle the holder to receive shares of our common stock at the end of a performance period of generally up to three years, if the applicable performance goals are achieved, and generally subject to continued service through the applicable performance period. The number of shares ultimately received by the holder of PRSUs is dependent on our business performance against the specified performance goal(s) over a pre-established performance period. We also maintain an employee stock purchase plan (“ESPP”), under which eligible employees can purchase our common stock at a discounted price.

Stock-based compensation expense and related income tax benefits were as follows:

	As of and for the Year Ended December 31,
(in millions, except shares, per share and contractual life amounts)	2024	2023	2022
Stock-based compensation expense	$649	$667	$596
Income tax benefit related to stock-based compensation	$129	$130	$114
Weighted-average fair value per stock award granted	$162.99	$143.09	$126.89
Unrecognized compensation expense	$645	$637	$635
Weighted-average period to be recognized (years)	1.8	1.8	1.8
Fair value of stock awards vested	$820	$889	$743

Index for Notes to the Consolidated Financial Statements
Stock Awards

The following activity occurred under the Incentive Plans during the year ended December 31, 2024:

Time-Based Restricted Stock Units

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2023	7,755,943	$136.67	0.9	$1,244
Prior year grant adjustment	(351)	142.60
Granted	3,775,434	163.72
Vested	(4,375,499)	135.88
Forfeited	(518,292)	149.33
Nonvested, December 31, 2024	6,637,235	151.55	0.8	1,465

Performance-Based Restricted Stock Units

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2023	689,806	$145.32	1.0	$111
Granted	146,154	164.65
Performance award achievement adjustments (1)	95,503	131.26
Vested	(372,099)	127.55
Nonvested, December 31, 2024	559,364	159.79	0.9	123
(1)Represents PRSUs granted prior to 2024 for which the performance achievement period was completed in 2024, resulting in incremental unit awards. These PRSU awards are also included in the amount vested in 2024.

PRSUs included in the table above are shown at target. Share payout can range from 0% to 200% based on different performance outcomes. Weighted-average grant date fair value of RSU and PRSU awards assumed through acquisition is based on the fair value on the date assumed.

Payment of the underlying shares in connection with the vesting of RSU and PRSU awards generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. With respect to RSUs and PRSUs settled in shares, we have agreed to withhold shares of common stock otherwise issuable under the RSU and PRSU awards to cover certain of these tax obligations, with the net shares issued to the employee accounted for as outstanding common stock. We withheld 1,552,111, 2,027,800 and 1,900,710 shares of common stock to cover tax obligations associated with the payment of shares upon vesting of stock awards and remitted cash of $269 million, $297 million and $243 million to the appropriate tax authorities for the years ended December 31, 2024, 2023 and 2022, respectively.

Employee Stock Purchase Plan

Our ESPP allows eligible employees to contribute up to 15% of their eligible earnings toward the semi-annual purchase of our shares of common stock at a discounted price, subject to an annual maximum dollar amount. Employees can purchase stock at a 15% discount applied to the closing stock price on the first or last day of the six-month offering period, whichever price is lower. The number of shares issued under our ESPP was 1,519,242, 1,771,475 and 2,079,086 for the years ended December 31, 2024, 2023 and 2022, respectively. In June 2023, the stockholders of the Company approved an amendment to our ESPP plan, increasing the share reserve to 14,000,000. As of December 31, 2024, the number of securities remaining available for future sale and issuance under the ESPP was 11,772,709.

Pension and Other Postretirement Benefits Plans

On December 20, 2024, we settled $572 million of our Sprint Retirement Pension Plan retiree obligations, resulting in a gain of $80 million, recognized within Other income (expense), net on our Consolidated Statements of Comprehensive Income. This partial plan settlement is the result of us purchasing a nonparticipating annuity that involves the transfer of significant risk from us to the insurance company (commonly referred to as a “buy-out”). This transaction is an irrevocable action, relieves us of our

Index for Notes to the Consolidated Financial Statements
responsibility for the postretirement benefit obligations that were settled, and eliminates the risks related to the obligation and the assets used to effect the settlement.

The objective for the investment portfolio of the Pension Plan is to achieve a long-term nominal rate of return, net of fees, that exceeds the Pension Plan's long-term expected rate of return on investments for funding purposes. To meet this objective, our investment strategy is governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 48% to equities; 39% to fixed income investments; and 13% to real estate, infrastructure and private assets. Actual allocations are allowed to deviate from target allocation percentages within a range for each asset class as defined in the investment policy. The long-term expected rate of return on plan assets was 7% for both the years ended December 31, 2024 and 2023, while the actual rate of return on plan assets was 6% and 11% for the years ended December 31, 2024 and 2023, respectively. The long-term expected rate of return on investments for funding purposes is 8% for the year ended December 31, 2025.

The components of net benefit recognized for the Pension Plan were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Interest on projected benefit obligations	$83	$86	$65
Gain on settlement and amortization of actuarial gain	(119)	(59)	—
Expected return on pension plan assets	(99)	(97)	(71)
Net pension benefit	$(135)	$(70)	$(6)

The net benefit associated with the Pension Plan is included in Other income (expense), net on our Consolidated Statements of Comprehensive Income.

Investments of the Pension Plan are measured at fair value on a recurring basis, which is determined using quoted market prices or estimated fair values. As of December 31, 2024, 26% of the investment portfolio was valued at quoted prices in active markets for identical assets, 62% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs, and 12% was valued using unobservable inputs that are supported by little or no market activity. As of December 31, 2023, 17% of the investment portfolio was valued at quoted prices in active markets for identical assets, 79% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs, and 4% was valued using unobservable inputs that are supported by little or no market activity, the majority of which used the net asset value per share (or its equivalent) as a practical expedient to measure the fair value.

The fair values of our Pension Plan assets and certain other postretirement benefit plan assets in aggregate were $626 million and $1.3 billion as of December 31, 2024 and 2023, respectively. Our accumulated benefit obligations in aggregate were $895 million and $1.6 billion as of December 31, 2024 and 2023, respectively. As a result, the plans were underfunded by approximately $269 million and $350 million as of December 31, 2024 and 2023, respectively, and were recorded in Other long-term liabilities on our Consolidated Balance Sheets. In determining our pension obligation for the years ended December 31, 2024 and 2023, we used a weighted-average discount rate of 6% and 5%, respectively.

During the years ended December 31, 2024 and 2023, we made contributions of $52 million and $32 million, respectively, to the benefit plans. We expect to make contributions to the Plan of $66 million through the year ending December 31, 2025.

Future benefits expected to be paid are approximately $51 million for the 12-month period ending December 31, 2025, $110 million in total for both of the 12-month periods ending December 31, 2026 and 2027, $119 million in total for both of the 12-month periods ending December 31, 2028 and 2029, and $320 million in total thereafter.

Employee Retirement Savings Plan

We sponsor retirement savings plans for the majority of our employees under Section 401(k) of the Internal Revenue Code and similar plans. The plans allow employees to contribute a portion of their pre-tax and post-tax income in accordance with specified guidelines. The plans provide that we match a percentage of employee contributions up to certain limits. Employer matching contributions were $159 million, $171 million and $175 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Index for Notes to the Consolidated Financial Statements
Note 14 – Income Taxes

Our sources of Income before income taxes were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
U.S. income	$14,607	$10,943	$3,116
Foreign income	105	56	30
Income before income taxes	$14,712	$10,999	$3,146

Income tax expense is summarized as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Current tax (expense) benefit
Federal	$(57)	$(42)	$22
State	(179)	(28)	(64)
Foreign	(17)	(12)	(22)
Total current tax expense	(253)	(82)	(64)
Deferred tax (expense) benefit
Federal	(2,743)	(2,150)	(628)
State	(348)	(417)	77
Foreign	(29)	(33)	59
Total deferred tax expense	(3,120)	(2,600)	(492)
Total income tax expense	$(3,373)	$(2,682)	$(556)

The reconciliation between the U.S. federal statutory income tax rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.3	4.2	4.5
Effect of law and rate changes	0.1	(0.1)	(5.3)
Change in valuation allowance	(0.2)	(0.2)	(0.8)
Foreign taxes	0.3	0.4	0.7
Permanent differences	0.3	(0.1)	(0.2)
Federal tax credits	(1.1)	(0.8)	(2.4)
Equity-based compensation	(0.3)	(0.4)	(1.2)
Non-deductible compensation	(0.1)	0.5	1.2
Other, net	(0.4)	(0.1)	0.2
Effective income tax rate	22.9%	24.4%	17.7%

Index for Notes to the Consolidated Financial Statements
Significant components of deferred income tax assets and liabilities, tax effected, are as follows:

(in millions)	December 31, 2024	December 31, 2023
Deferred tax assets
Loss carryforwards	$3,844	$6,227
Lease liabilities	7,781	8,355
Reserves and accruals	958	1,177
Other	3,959	4,459
Deferred tax assets, gross	16,542	20,218
Valuation allowance	(259)	(306)
Deferred tax assets, net	16,283	19,912
Deferred tax liabilities
Spectrum licenses	19,527	19,006
Property and equipment	5,874	6,142
Lease right-of-use assets	6,508	7,043
Other	1,074	1,179
Total deferred tax liabilities	32,983	33,370
Net deferred tax liabilities	$16,700	$13,458

Classified on the consolidated balance sheets as:
Deferred tax liabilities	$16,700	$13,458

As of December 31, 2024, we have tax effected federal net operating loss (“NOL”) carryforwards of $2.9 billion, state NOL carryforwards of $1.6 billion and foreign NOL carryforwards of $4 million, expiring through 2044. Federal and certain state NOLs of $2.8 billion generated in and after 2018 do not expire. As of December 31, 2024, our tax effected federal, state and foreign NOL carryforwards for financial reporting purposes were approximately $167 million, $701 million and $4 million, respectively, less than our NOL carryforwards for federal, state and foreign income tax purposes, due to unrecognized tax benefits of the same amount. The unrecognized tax benefit amounts exclude offsetting tax effects of $181 million in other jurisdictions.

As of December 31, 2024, we have research and development, corporate alternative minimum tax and other general business credit carryforwards with a combined value of $582 million for federal income tax purposes, an immaterial amount of which begins to expire in 2039.

As of December 31, 2024, 2023 and 2022, our valuation allowance was $259 million, $306 million and $375 million, respectively. The change from December 31, 2023 to December 31, 2024 primarily related to a reduction in the valuation allowance against federal and state deferred tax assets resulting from a change in expected utilization of accumulated capital losses. The change from December 31, 2022 to December 31, 2023 primarily related to a reduction in the valuation allowance against deferred tax assets in certain state jurisdictions resulting from expiration of the related state tax attributes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are currently under examination by various states. Management does not believe the resolution of any of the audits will result in a material change to our financial condition, results of operations or cash flows. The IRS has concluded audits of certain of our federal tax returns, most recently the 2020 tax year; however, NOL and other carryforwards for certain prior periods remain open for examination. U.S. federal, state and foreign examination for years prior to 2005 are generally closed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Unrecognized tax benefits, beginning of year	$1,477	$1,254	$1,217
Gross increases to tax positions in prior periods	140	19	31
Gross decreases to tax positions in prior periods	(201)	(39)	(65)
Gross increases to current period tax positions	132	256	77
Gross decreases due to settlements with taxing authorities	(11)	—	(3)
Gross decreases due to statute of limitations lapse	(67)	(13)	(3)
Unrecognized tax benefits, end of year	$1,470	$1,477	$1,254

Index for Notes to the Consolidated Financial Statements
As of December 31, 2024, 2023 and 2022, we had $1.3 billion, $1.3 billion and $962 million, respectively, in unrecognized tax benefits that, if recognized, would affect our annual effective tax rate. Penalties and interest on income tax assessments are included in Selling, general and administrative and Interest expense, respectively, on our Consolidated Statements of Comprehensive Income. The accrued interest and penalties associated with unrecognized tax benefits are insignificant. It is possible that the amount of unrecognized tax benefits related to our uncertain tax positions may change within the next 12 months.

Note 15 – Stockholder Return Programs

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

2023-2024 Stockholder Return Program

On September 6, 2023, our Board of Directors authorized our 2023-2024 Stockholder Return Program of up to $19.0 billion that ran from October 1, 2023, through December 31, 2024. The 2023-2024 Stockholder Return Program consisted of repurchases of shares of our common stock and the payment of cash dividends.

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

On September 18, 2024, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which was paid on December 12, 2024, to stockholders of record as of the close of business on November 27, 2024.

During the years ended December 31, 2024 and 2023, we paid an aggregate of $3.3 billion and $747 million, respectively, in cash dividends to our stockholders, which was presented within Net cash used in financing activities on our Consolidated Statements of Cash Flows, of which during the years ended December 31, 2024 and 2023, $1.7 billion and $393 million, respectively, was paid to DT.

During the years ended December 31, 2024 and 2023, we repurchased 59,376,922 shares of our common stock at an average price per share of $187.07 for a total purchase price of $11.1 billion and 15,464,107 shares of our common stock at an average price per share of $144.95 for a total purchase price of $2.2 billion, respectively, under the 2023-2024 Stockholder Return Program. All shares repurchased during the years ended December 31, 2024 and 2023, were purchased at market price.

2025 Stockholder Return Program

On December 13, 2024, we announced that our Board of Directors authorized our 2025 Stockholder Return Program of up to $14.0 billion that will run through December 31, 2025. The 2025 Stockholder Return Program is expected to consist of additional repurchases of shares of our common stock and the payment of cash dividends. The amount available under the 2025 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared and paid by us.

Index for Notes to the Consolidated Financial Statements
Under the 2025 Stockholder Return Program, share repurchases can be made from time to time using a variety of methods, which may include open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing and amount of any share repurchases, and the specific timing and amount of any dividend payments, under the 2025 Stockholder Return Program will depend on prevailing share prices, general economic and market conditions, Company performance, and other considerations. In addition, the specific timing and amount of any dividend payments are subject to being declared on future dates by the Board in its sole discretion. The 2025 Stockholder Return Program does not obligate the Company to acquire any particular amount of common stock or to declare and pay any particular amount of dividends, and the 2025 Stockholder Return Program may be suspended or discontinued at any time at the Company’s discretion.

On November 21, 2024, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which will be paid on March 13, 2025, to stockholders of record as of the close of business on February 28, 2025. As of December 31, 2024, $1.0 billion for dividends payable is presented within Other current liabilities on our Consolidated Balance Sheets, of which $518 million is payable to DT.

During the year ended December 31, 2024, we did not repurchase any shares of our common stock under the 2025 Stockholder Return Program. As of December 31, 2024, we had up to $14.0 billion remaining under the 2025 Stockholder Return Program.

Subsequent to December 31, 2024, from January 1, 2025, through January 24, 2025, we repurchased 2,855,113 shares of our common stock at an average price per share of $216.03 for a total purchase price of $617 million. As of January 24, 2025, we had up to $13.4 billion remaining under the 2025 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2025.

Note 16 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Year Ended December 31,
(in millions, except shares and per share amounts)	2024	2023	2022
Net income	$11,339	$8,317	$2,590

Weighted-average shares outstanding – basic	1,169,195,373	1,185,121,562	1,249,763,934
Effect of dilutive securities:
Outstanding stock options, unvested stock awards and SoftBank contingent consideration (2)	4,018,525	15,164,702	5,612,835
Weighted-average shares outstanding – diluted	1,173,213,898	1,200,286,264	1,255,376,769

Earnings per share – basic	$9.70	$7.02	$2.07
Earnings per share – diluted	$9.66	$6.93	$2.06

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	25,652	148,537	16,616
SoftBank contingent consideration (1)	—	—	48,751,557
Ka’ena Acquisition contingent consideration (3)	750,162	—	—
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
(3)     The weighted-average number of shares contingently issuable related to the Ka’ena Acquisition earnout consideration (“Ka’ena Contingent Shares”) are included in potentially dilutive securities based on the maximum number of shares contingently issuable for the earnout and the 20 trading day volume-weighted average price as of December 31, 2024. No Ka’ena Contingent Shares were outstanding during the year ended December 31, 2024, as the threshold specified performance indicators had not been achieved.

As of December 31, 2024, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of December 31, 2024 and 2023. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

The SoftBank Specified Shares of 48,751,557 shares of T-Mobile common stock was determined to be contingent consideration for the Merger and was not dilutive until the defined volume-weighted average price per share was reached.

Index for Notes to the Consolidated Financial Statements
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

As of the close of trading on December 22, 2023, the 45-trading day VWAP exceeded $149.35, the then-current Threshold Price, and the Company delivered the SoftBank Specified Shares to SoftBank in accordance with the Letter Agreement on December 28, 2023, by reissuing Company treasury shares. Upon reissuance of treasury shares, the Company recorded a reclassification from Treasury shares to Additional paid-in capital of $6.9 billion, calculated based on the cost of treasury shares reissued.

The SoftBank Specified Shares issued are included in the calculation of basic and diluted weighted-average shares outstanding from the date the contingency associated with the issuance of the SoftBank Specified Shares was resolved and the beginning of the Company’s fourth quarter of 2023, respectively.

Note 17 – Leases

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

The components of lease expense were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Operating lease expense	$4,787	$4,987	$6,514
Financing lease expense:
Amortization of right-of-use assets	787	684	733
Interest on lease liabilities	111	79	68
Total financing lease expense	898	763	801
Variable lease expense	279	411	484
Total lease expense	$5,964	$6,161	$7,799

Information relating to the lease term and discount rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted-Average Remaining Lease Term (Years)
Operating leases	8	9	10
Financing leases	2	2	2
Weighted-Average Discount Rate
Operating leases	4.4%	4.3%	4.1%
Financing leases	5.3%	4.6%	3.2%

Index for Notes to the Consolidated Financial Statements
Maturities of lease liabilities as of December 31, 2024, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending December 31,
2025	$4,491	$1,242
2026	4,400	809
2027	4,093	357
2028	3,763	25
2029	3,478	4
Thereafter	15,664	—
Total lease payments	35,889	2,437
Less: imputed interest	6,199	111
Total	$29,690	$2,326

Interest payments for financing leases were $111 million, $79 million and $68 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, we have additional operating leases for commercial properties that have not yet commenced with future lease payments of approximately $24 million.

As of December 31, 2024, we were contingently liable for future ground lease payments related to certain tower obligations. These contingent obligations are not included in the above table as the amounts owed are contractually owed by CCI based on the subleasing arrangement. See Note 10 – Tower Obligations for further information.

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

Such purchase commitments are approximately $4.6 billion for the 12-month period ending December 31, 2025, $5.1 billion in total for both of the 12-month periods ending December 31, 2026 and 2027, $2.2 billion in total for both of the 12-month periods ending December 31, 2028 and 2029, and $2.3 billion in total thereafter. These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

On April 24, 2024, we entered into a definitive agreement with a fund operated by EQT, Fund VI, to establish a joint venture between us and Fund VI to acquire Lumos, a fiber-to-the-home platform, from EQT’s predecessor fund, EQT Infrastructure III. At closing, we expect to invest approximately $950 million in the joint venture to acquire a 50% equity interest and all existing Lumos fiber customers. The funds invested by us will be used by the joint venture to fund future fiber builds. In addition, pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million in 2027 or 2028 under the existing business plan. The agreement remains subject to regulatory approval, and the estimated purchase price is excluded from our reported purchase commitments above. See Note 3 – Joint Ventures for additional details.

On May 24, 2024, we entered into a securities purchase agreement with UScellular, Telephone and Data Systems, Inc., and USCC Wireless Holdings, LLC, pursuant to which, among other things, we will acquire substantially all of UScellular’s wireless operations and select spectrum assets for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt through an exchange offer to be made to certain UScellular debtholders prior to closing. To the extent any debtholders do not participate in the exchange, their bonds will continue as obligations of UScellular, and the cash portion of the purchase price will be correspondingly increased. Following the closing of the transaction, we will enter into a 15-year master license agreement and estimate the incremental future minimum lease payments will be $1.4 billion over 15 years post-closing. The securities purchase agreement remains subject to regulatory approval. The estimated purchase price and incremental minimum lease payments are excluded from our reported purchase commitments above. See Note 2 – Business Combinations for additional details.

Index for Notes to the Consolidated Financial Statements
On July 18, 2024, we entered into a definitive agreement with KKR to establish a joint venture to acquire Metronet, a fiber-to-the-home platform. At closing, we expect to invest approximately $4.9 billion in the joint venture to acquire a 50% equity interest and all existing residential fiber customers, as well as funding the joint venture. The agreement remains subject to regulatory approval, and the estimated purchase price is excluded from our reported purchase commitments above. See Note 3 – Joint Ventures for additional details.

On December 20, 2024, we entered into an agreement and plan of merger for the acquisition of 100% of the outstanding capital stock of Vistar Media Inc., for a purchase price of approximately $625 million. The agreement remains subject to certain regulatory approvals, and the estimated purchase price is excluded from our reported purchase commitments above. See Note 2 – Business Combinations for additional details.

Spectrum

We lease spectrum from various parties. These leases include service obligations to the lessors. Certain spectrum leases provide for minimum lease payments, additional charges, renewal options and escalation clauses. Leased spectrum agreements have varying expiration terms that generally extend through 2050. We expect that all renewal periods in our spectrum leases will be exercised by us. Certain spectrum leases also include purchase options and right-of-first refusal clauses in which we are provided the opportunity to exercise our purchase option if the lessor receives a purchase offer from a third party. The purchase of the leased spectrum is at our option and, therefore, the option price is not included in the commitments below.

Our spectrum lease and service credit commitments, including renewal periods, are approximately $289 million for the 12-month period ending December 31, 2025, $613 million in total for both of the 12-month periods ending December 31, 2026 and 2027, $641 million in total for both of the 12-month periods ending December 31, 2028 and 2029, and $3.8 billion in total thereafter.

On August 8, 2022, we entered into License Purchase Agreements to acquire spectrum in the 600 MHz band from Channel 51 License Co LLC and LB License Co, LLC in exchange for total cash consideration of $3.5 billion. The first tranche closed on June 24, 2024, and the associated payment of $2.4 billion was made on August 5, 2024. The purchase of the Dallas licenses closed on December 6, 2024, and the associated payment of $541 million was made on the same day. The remaining deferred licenses from the second tranche of $604 million remain subject to regulatory approval and are excluded from our reported purchase commitments above. See Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets for additional details.

On September 12, 2023, we entered into a License Purchase Agreement with Comcast pursuant to which we will acquire spectrum in the 600 MHz band from Comcast in exchange for total cash consideration of between $1.2 billion and $3.3 billion, subject to an application for FCC approval. The licenses are subject to an exclusive leasing arrangement between us and Comcast entered into contemporaneously with the License Purchase Agreement. On January 13, 2025, we and Comcast entered into an amendment to the License Purchase Agreement pursuant to which we will acquire additional spectrum. Subsequent to the amendment, the total cash consideration for the transaction is between $1.2 billion and $3.4 billion. The agreement remains subject to an application for FCC approval and is excluded from our reported purchase commitments above. See Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets for additional details.

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

Index for Notes to the Consolidated Financial Statements
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

Index for Notes to the Consolidated Financial Statements
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

As a result of the August 2021 cyberattack, we have become subject to numerous lawsuits, including mass arbitration claims and multiple class action lawsuits that have been filed in numerous jurisdictions seeking, among other things, unspecified monetary damages, costs and attorneys’ fees arising out of the August 2021 cyberattack. In December 2021, the Judicial Panel on Multidistrict Litigation consolidated the federal class action lawsuits in the U.S. District Court for the Western District of Missouri under the caption In re: T-Mobile Customer Data Security Breach Litigation, Case No. 21-md-3019-BCW. On July 22, 2022, we entered into an agreement to settle the lawsuit. On June 29, 2023, the Court issued an order granting final approval of the settlement. All appeals have been resolved, and the settlement is now final. Under the terms of the settlement, we have paid an aggregate of $350 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. As required under the terms of the settlement, we have spent an aggregate of $150 million for data security and related technology in 2022 and 2023. The settlement provides a full release of all claims arising out of the August 2021 cyberattack by class members who did not opt out, against all defendants, including us, our subsidiaries and affiliates, and our directors and officers. The settlement contains no admission of liability, wrongdoing or responsibility by any of the defendants.

We anticipate that this settlement of the class action, along with other settlements of separate consumer claims that have been previously completed or are currently pending, will resolve substantially all of the claims brought to date by our current, former and prospective customers who were impacted by the 2021 cyberattack. In connection with the class action settlement and the separate settlements, we recorded a total pre-tax charge of approximately $400 million in the second quarter of 2022. During the years ended December 31, 2024, 2023 and 2022, we recognized $105 million, $50 million and $100 million, respectively, in reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack, which is included as a reduction to Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

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

We have also received inquiries and contested legal proceedings from various government agencies, law enforcement and other governmental authorities related to the August 2021 cyberattack, which could result in substantial fines or penalties. We reached an agreement with the FCC, which was announced on September 30, 2024, to resolve one of those inquiries. We will continue to cooperate fully with the other agencies and regulators inquiring about the matter with an aim to resolve all of these matters. While we hope to resolve them in the near term, we cannot predict the timing or outcome of any of these matters or whether we may be subject to further regulatory inquiries, investigations, or enforcement actions.

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

Index for Notes to the Consolidated Financial Statements
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

Note 19 – Restructuring Costs

Merger Restructuring Initiatives

Upon closing the Merger in April 2020, we began implementing restructuring initiatives to realize cost efficiencies and reduce redundancies. The major activities associated with the Merger restructuring initiatives included contract termination costs associated with the rationalization of retail stores, distribution channels, duplicative network and backhaul services and other agreements, severance costs associated with the integration of redundant processes and functions and the decommissioning of certain small cell sites and distributed antenna systems to achieve Merger synergies in network costs.

As of June 30, 2024, we have incurred substantially all restructuring and integration costs associated with the Merger and, accordingly, no longer separately disclose Merger-related costs. The cash payments for the Merger-related costs incurred extend beyond 2024.

The following table summarizes the expenses incurred in connection with our Merger restructuring initiatives:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2023	Year Ended December 31, 2024	Incurred to Date
Contract termination costs	$231	$45	$4	$472
Severance costs	169	3	—	574
Network decommissioning	796	289	91	1,857
Total restructuring plan expenses	$1,196	$337	$95	$2,903

The expenses associated with our Merger restructuring initiatives are included in Cost of services and Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

Our Merger restructuring initiatives also included the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with terminated leases and leases for which we have recognized accelerated lease expense were $91 million, $390 million and $1.7 billion for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in Cost of services and Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

2023 Workforce Reduction

In August 2023, we implemented an initiative to reduce the size of our workforce by approximately 5,000 positions, just under 7% of our total employee base, primarily in corporate and back-office functions, and some technology roles.

The following table summarizes the expenses incurred in connection with our workforce reduction initiative:

(in millions)	Year Ended December 31, 2023	Year Ended December 31, 2024	Incurred to Date
Severance costs (recoveries)	$462	$(5)	$457

Index for Notes to the Consolidated Financial Statements
The expenses associated with our workforce reduction initiative are included in Cost of services and Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

Note 20 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	December 31, 2024	December 31, 2023
Accounts payable	$4,242	$5,573
Payroll and related benefits	1,072	1,142
Property and other taxes, including payroll	1,524	1,704
Accrued interest	905	818
Other accrued liabilities	720	1,136
Accounts payable and accrued liabilities	$8,463	$10,373

Book overdrafts included in accounts payable were $460 million and $740 million as of December 31, 2024 and 2023, respectively.

Related Party Transactions

We have related party transactions associated with DT, SoftBank or their respective affiliates in the ordinary course of business, including intercompany servicing and licensing.

The following table summarizes the impact of significant transactions with DT or its affiliates included in Operating expenses in the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(in millions)	2024	2023	2022
Fees incurred for use of the T-Mobile brand	$80	$80	$80
International long distance agreement	19	20	25

We have an agreement with DT for the reimbursement of certain administrative expenses, which was $4 million for each of the years ended December 31, 2024, 2023 and 2022.

During the years ended December 31, 2024 and 2023, we paid an aggregate of $3.3 billion and $747 million in cash dividends to our stockholders, of which $1.7 billion and $393 million was paid to DT, respectively. See Note 15 - Stockholder Return Programs for further information.

Supplemental Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Year Ended December 31,
(in millions)	2024	2023	2022
Interest payments, net of amounts capitalized	$3,683	$3,546	$3,485
Operating lease payments	5,162	5,062	4,205
Income tax payments	211	149	76
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	$2,421	$3,990	$4,192
Change in accounts payable and accrued liabilities for purchases of property and equipment	105	(860)	133
Increase in Tower obligations from contract modification	—	—	1,158
Operating lease right-of-use assets obtained in exchange for lease obligations	1,741	2,141	7,462
Financing lease right-of-use assets obtained in exchange for lease obligations	1,222	1,224	1,256
Contingent and other deferred consideration related to the Ka’ena Acquisition	218	—	—

Index for Notes to the Consolidated Financial Statements
Cash and Cash Equivalents, Including Restricted Cash

Cash and cash equivalents, including restricted cash, presented on our Consolidated Statements of Cash Flows were included on our Consolidated Balance Sheets as follows:

(in millions)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$5,409	$5,135
Restricted cash (included in Other current assets)	231	101
Restricted cash (included in Other assets)	73	71
Cash and cash equivalents, including restricted cash	$5,713	$5,307

Note 21 – Subsequent Events

Subsequent to December 31, 2024, from January 1, 2025, through January 24, 2025, we repurchased 2,855,113 shares of our common stock at an average price per share of $216.03 for a total purchase price of $617 million. See Note 15 - Stockholder Return Programs for additional information.

Subsequent to December 31, 2024, on January 31, 2025, our wholly owned subsidiary, T-Mobile USA, Inc., entered into the ECA Facility, providing for a loan of up to $1.0 billion to finance network equipment-related purchases. The obligations under the ECA Facility are also guaranteed by us and by all of our wholly owned domestic restricted subsidiaries (subject to customary exceptions). Any borrowing under the ECA Facility will mature on March 15, 2036. As of January 31, 2025, the ECA Facility is undrawn.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently preparing to implement a new global enterprise resource planning (“ERP”) system, which will replace many of our operating and financial systems. The ERP system is designed to accurately maintain our financial records, support integrated billing, supply chain and other operational functionality, facilitate data analysis and accelerate information reporting to our management team related to the operation of the business. The implementation is expected to occur in phases over the next several years.

As the phased implementation of the new ERP system continues, we could have changes to our processes and procedures which, in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

Item 9B. Other Information

On November 6, 2024, Michael Katz, President, Marketing, Strategy and Products, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 2,500 shares of the Company’s common stock between May 15, 2025, and December 31, 2025, and up to 6,204 shares of the Company’s common stock to be acquired on February 15, 2025, upon the vesting of certain time-based restricted stock unit awards, between February 18, 2025, and December 31, 2025, subject to certain conditions. The duration of this trading plan is 420 days.

On November 12, 2024, Callie Field, President, Business Group, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell on February 18, 2025, all of her T-Mobile US, Inc. common stock to be acquired on February 15, 2025, upon the vesting of certain time-based restricted stock unit awards and performance-based restricted stock unit awards (“PRSUs”), up to a total of 43,582 shares assuming PRSUs will vest at maximum value, subject to certain conditions. The duration of this trading plan is 99 days.

On November 14, 2024, G. Michael Sievert, President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 180,000 shares of T-Mobile US, Inc. common stock between February 25, 2025, and November 18, 2025, subject to certain conditions. The duration of this trading plan is 370 days.

On November 25, 2024, Ulf Ewaldsson, the Company’s President, Technology, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 19,407 shares of the Company’s common stock on February 21, 2025, subject to certain conditions. The duration of this trading plan is 89 days.

On November 26, 2024, Peter Osvaldik, the Company’s Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 25,000 shares of the Company’s common stock between February 27, 2025, and November 28, 2025, subject to certain conditions. The duration of this trading plan is 367 days.

On December 13, 2024, Raul Marcelo Claure, a member of the Company’s Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 620,400 shares of the Company’s common stock between April 12, 2025, and December 31, 2025, subject to certain conditions. The duration of this trading plan is 383 days.

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

We have adopted a Policy on Securities Trading that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of our Policy on Securities Trading is filed as Exhibit 19.1 to this report.

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee will be incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A or will be included in an amendment to this Report.

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

3. Exhibits

See the Index to Exhibits immediately following “Item 16. Form 10-K Summary” of this Form 10-K.

Item 16. Form 10–K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
2.1	Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V. and SoftBank Group Corp.	8-K	4/30/2018	2.1
2.2	Amendment No. 1, dated as of July 26, 2019, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	7/26/2019	2.2
2.3	Amendment No. 2, dated as of February 20, 2020, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	2/20/2020	2.1
2.4*	Membership Interest Purchase Agreement, dated as of September 6, 2022, by and among Sprint LLC, Sprint Communications LLC, and Cogent Infrastructure, Inc.	8-K	9/7/2022	2.1
3.1	Fifth Amended and Restated Certificate of Incorporation of T-Mobile US, Inc.	8-K	4/1/2020	3.1
3.2	Seventh Amended and Restated Bylaws of T-Mobile US, Inc.	8-K	4/1/2020	3.2
4.1	Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.1
4.2	Eleventh Supplemental Indenture, dated as of May 1, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.12
4.3	Sixteenth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2014	4.3
4.4	Nineteenth Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/27/2015	4.3
4.5	Twenty-Fifth Supplemental Indenture, dated as of March 16, 2017, by and among T-Mobile USA, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.375% Senior Note due 2027.	8-K	3/16/2017	4.3
4.6	Thirty-Third Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028.	8-K	1/25/2018	4.2
4.7	Thirty-Fourth Supplemental Indenture, dated as of April 26, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	5/1/2018	4.5
4.8	Thirty-Sixth Supplemental Indenture, dated as of April 30, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028-1.	8-K	5/4/2018	4.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.9	Thirty-Seventh Supplemental Indenture, dated as of May 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	8-K	5/21/2018	4.1
4.10	Thirty-Eighth Supplemental Indenture, dated as of December 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	8-K	12/21/2018	4.1
4.11	Fortieth Supplemental Indenture, dated as of September 27, 2019, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2019	4.1
4.12	Forty-First Supplemental Indenture, dated as of April 1, 2020, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/6/2020	4.12
4.13	Forty-Third Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.250% Senior Note due 2026.	8-K	1/14/2021	4.2
4.14	Forty-Fourth Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.625% Senior Note due 2029.	8-K	1/14/2021	4.3
4.15	Forty-Fifth Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.875% Senior Note due 2031.	8-K	1/14/2021	4.4
4.16	Forty-Sixth Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.625% Senior Note due 2026.	8-K	3/23/2021	4.2
4.17	Forty-Seventh Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.375% Senior Note due 2029.	8-K	3/23/2021	4.3
4.18	Forty-Eighth Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.500% Senior Note due 2031.	8-K	3/23/2021	4.4
4.19	Forty-Ninth Supplemental Indenture, dated as of March 30, 2021, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/3/2021	4.3
4.20	Fiftieth Supplemental Indenture, dated as of May 21, 2024, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	7/31/2024	4.4
4.21	Indenture, dated as of April 9, 2020 by and among T-Mobile USA, Inc., T-Mobile US, Inc. and Deutsche Bank Trust Company Americas, as trustee.	8-K	4/13/2020	4.1
4.22	First Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.500% Senior Secured Note due 2025.	8-K	4/13/2020	4.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.23	Second Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.750% Senior Secured Note due 2027.	8-K	4/13/2020	4.3
4.24	Third Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.875% Senior Secured Note due 2030.	8-K	4/13/2020	4.4
4.25	Fourth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.375% Senior Secured Note due 2040.	8-K	4/13/2020	4.5
4.26	Fifth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.500% Senior Secured Note due 2050.	8-K	4/13/2020	4.6
4.27	Seventh Supplemental Indenture, dated as of June 24, 2020 by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 1.500% Senior Secured Note due 2026.	8-K	6/26/2020	4.2
4.28	Eighth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.050% Senior Secured Note due 2028.	8-K	6/26/2020	4.3
4.29	Ninth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.550% Senior Secured Note due 2031.	8-K	6/26/2020	4.4
4.30	Tenth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/6/2020	4.4
4.31	Eleventh Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/6/2020	4.5
4.32	Twelfth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.000% Senior Secured Note due 2041.	8-K	10/6/2020	4.6
4.33	Thirteenth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.300% Senior Secured Note due 2051.	8-K	10/6/2020	4.7
4.34	Fourteenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.250% Senior Secured Note due 2031.	8-K	10/28/2020	4.4

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.35	Fifteenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/28/2020	4.5
4.36	Sixteenth Supplemental Indenture, dated as of October 28, 2020, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/28/2020	4.6
4.37	Seventeenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.600% Senior Secured Note due 2060.	8-K	10/28/2020	4.7
4.38	Eighteenth Supplemental Indenture, dated as of March 30, 2021, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	S-4	3/30/2021	4.19
4.39	Nineteenth Supplemental Indenture, dated as of August 13, 2021, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.400% Senior Secured Note due 2052.	8-K	8/13/2021	4.3
4.40	Twentieth Supplemental Indenture, dated as of August 13, 2021, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	8/13/2021	4.4
4.41	Twenty-First Supplemental Indenture, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.400% Senior Secured Note due 2029.	8-K	12/6/2021	4.3
4.42	Twenty-Second Supplemental Indenture, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.700% Senior Secured Note due 2032.	8-K	12/6/2021	4.4
4.43	Twenty-Third Supplemental Indenture, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	12/6/2021	4.5
4.44	Twenty-Fourth Supplemental Indenture, dated as of May 21, 2024, by and among T Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	7/31/2024	4.5
4.45	Indenture, dated as of September 15, 2022 by and among T-Mobile USA, Inc., T-Mobile US, Inc. and Deutsche Bank Trust Company Americas, as trustee.	8-K	9/15/2022	4.1
4.46	First Supplemental Indenture, dated as of September 15, 2022, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.200% Senior Note due 2033.	8-K	9/15/2022	4.2
4.47	Second Supplemental Indenture, dated as of September 15, 2022, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.650% Senior Note due 2053.	8-K	9/15/2022	4.3

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.48	Third Supplemental Indenture, dated as of September 15, 2022, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.800% Senior Note due 2062.	8-K	9/15/2022	4.4
4.49	Fourth Supplemental Indenture, dated as of February 9, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.950% Senior Note due 2028.	8-K	2/9/2023	4.3
4.50	Fifth Supplemental Indenture, dated as of February 9, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.050% Senior Note due 2033.	8-K	2/9/2023	4.4
4.51	Sixth Supplemental Indenture, dated as of February 9, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	2/9/2023	4.5
4.52	Seventh Supplemental Indenture, dated as of May 11, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.800% Senior Note due 2028.	8-K	5/11/2023	4.3
4.53	Eighth Supplemental Indenture, dated as of May 11, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee	8-K	5/11/2023	4.4
4.54	Ninth Supplemental Indenture, dated as of May 11, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.750% Senior Note due 2054.	8-K	5/11/2023	4.5
4.55	Tenth Supplemental Indenture, dated as of September 14, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.750% Senior Note due 2034.	8-K	9/14/2023	4.2
4.56	Eleventh Supplemental Indenture, dated as of September 14, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.000% Senior Note due 2054.	8-K	9/14/2023	4.3
4.57	Twelfth Supplemental Indenture, dated as of January 12, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.850% Senior Note due 2029.	8-K	1/12/2024	4.2
4.58	Thirteenth Supplemental Indenture, dated as of January 12, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.150% Senior Note due 2034.	8-K	1/12/2024	4.3
4.59	Fourteenth Supplemental Indenture, dated as of January 12, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.500% Senior Note due 2055.	8-K	1/12/2024	4.4
4.60	Fifteenth Supplemental Indenture, dated as of May 8, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.550 % Senior Note due 2029.	8-K	5/8/2024	4.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.61	Sixteenth Supplemental Indenture, dated as of May 8, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.700% Senior Note due 2032.	8-K	5/8/2024	4.3
4.62	Seventeenth Supplemental Indenture, dated as of May 8, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.850 % Senior Note due 2036.	8-K	5/8/2024	4.4
4.63	Eighteenth Supplemental Indenture, dated as of May 21, 2024, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	7/31/2024	4.6
4.64	Nineteenth Supplemental Indenture, dated as of September 26, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.200% Senior Note due 2029.	8-K	9/26/2024	4.2
4.65	Twentieth Supplemental Indenture, dated as of September 26, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.700% Senior Note due 2035.	8-K	9/26/2024	4.3
4.66	Twenty-First Supplemental Indenture, dated as of September 26, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.250% Senior Note due 2055.	8-K	9/26/2024	4.4
4.67	Indenture, dated as of October 1, 1998, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	10-Q (SEC File No. 001-04721)	11/2/1998	4(b)
4.68
First Supplemental Indenture, dated as of January 15, 1999, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)
		8-K (SEC File No. 001-04721)	2/3/1999	4(b)
4.69	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	10/29/2001	99
4.70	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	9/11/2013	4.5
4.71	Fourth Supplemental Indenture, dated as of May 18, 2018, by and among Sprint Capital Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	5/18/2018	4.1
4.72	Fifth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Capital Corporation, Sprint Communications, Inc., Sprint Corporation, T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee.	10-Q/A	8/10/2020	4.19
4.73	Sixth Supplemental Indenture, dated as of March 17, 2023, by and among Sprint Capital Corporation, Sprint Communications LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	3/20/2023	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.74	Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	9/11/2013	4.1
4.75	Fifth Supplemental Indenture, dated as of February 22, 2018, by and among Sprint Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	2/22/2018	4.1
4.76	Sixth Supplemental Indenture, dated as of May 14, 2018, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K (SEC File No. 001-04721)	5/14/2018	4.1
4.77	Eighth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Corporation, Sprint Communications, Inc., T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q/A	8/10/2020	4.36
4.78	Ninth Supplemental Indenture, dated as of March 17, 2023, by and between Sprint LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	3/20/2023	4.2
4.79	Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary.	8-K (SEC File No. 001-04721)	11/2/2016	4.1
4.80	First Supplemental Indenture, dated as of March 12, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/12/2018	4.1
4.81	Second Supplemental Indenture, dated as of June 6, 2018, to the Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas as trustee.	8-K (SEC File No. 001-04721)	6/6/2018	4.1
4.82	Third Supplemental Indenture, dated as of December 10, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	10-Q (SEC File No. 001-04721)	1/31/2019	4.1
4.83	Series 2018-1 Supplement, dated as of March 21, 2018 by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/21/2018	10.1
4.84	Proxy, Lock-Up and ROFR Agreement, dated as of April 1, 2020, by and between Deutsche Telekom AG and SoftBank Group Corp.	13D	4/2/2020	6
4.85	Description of Securities.				X
10.1	Master Agreement, dated as of September 28, 2012, among T-Mobile USA, Inc., Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.1
10.2	Amendment No. 1, dated as of November 30, 2012, to Master Agreement, dated as of November 30, 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.3	Settlement and Amendment No. 2, dated as of May 8, 2014, to Master Agreement, dated as of November 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-K	2/7/2019	10.3
10.4	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.3
10.5	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.4
10.6	First Amendment, dated as of November 30, 2012, to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.5
10.7	Second Amendment, dated as of October 31, 2014, to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc.	10-K	2/7/2019	10.7
10.8	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.6
10.9	First Amendment, dated as of November 30, 2012, to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.7
10.10	Second Amendment, dated as of October 31, 2014, to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-K	2/7/2019	10.10
10.11	Settlement Technical Closing Agreement, dated as of October 1, 2014, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-K	2/7/2019	10.11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.12	Management Agreement, dated as of November 30, 2012, by and among Suncom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.8
10.13	Second Amended and Restated Stockholders’ Agreement, dated as of June 22, 2020, by and among T-Mobile US, Inc., Deutsche Telekom AG and SoftBank Group Corp.	S-3ASR	6/22/2020	4.2
10.14	Financing Matters Agreement, dated as of April 29, 2018, by and between T-Mobile USA, Inc. and Deutsche Telekom AG.	8-K	4/30/2018	10.3
10.15	Letter Agreement, dated as of February 20, 2020, by and among T-Mobile US, Inc., Deutsche Telekom AG and SoftBank Group Corp.	8-K	2/20/2020	10.1
10.16	License Agreement dated as of April 30, 2013 by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.2
10.17	Supplemental Agreement, effective as of June 3, 2019, to the License Agreement, dated as of April 30, 2013, by and between T-Mobile US, Inc. and Deutsche Telekom AG.	10-Q	7/26/2019	10.5
10.18	Amendment No. 1, dated as of April 1, 2020, to the License Agreement, dated as of April 30, 2013, by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	4/1/2020	10.3
10.19*	Master Network Services Agreement, dated as of July 1, 2020, between T-Mobile USA, Inc., DISH Purchasing Corporation and solely for the purposes of Section 13, DISH Network Corporation.	10-Q	11/5/2020	10.1
10.20*	License Purchase Agreement, dated as of July 1, 2020, by and between T-Mobile USA, Inc. and DISH Network Corporation.	10-Q	11/5/2020	10.2
10.21*	Amendment, dated as of October 15, 2023, to the License Purchase Agreement, dated as of July 1, 2020, by and between T-Mobile USA, Inc. and DISH Network Corporation, as approved by the Court on October 23, 2023.	10-K	2/2/2024	10.21
10.22	Amended and Restated Credit Agreement, dated October 17, 2022, by and among T-Mobile USA, Inc., the lenders, swingline lenders and L/C issuers party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	2/14/2023	10.21
10.23	Guarantee and Collateral Agreement, dated October 27, 2016, among Deutsche Bank Trust Company Americas, Sprint Spectrum PledgeCo LLC, Sprint Spectrum PledgeCo II LLC, Sprint Spectrum PledgeCo III LLC, Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC.	8-K (SEC File No. 001-04721)	11/2/2016	10.1
10.24	Intra-Company Spectrum Lease Agreement, dated as of October 27, 2016, among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC and the guarantors.	8-K (SEC File No. 001-04721)	11/2/2016	10.2
10.25	First Amendment to Intra-Company Spectrum Lease Agreement, dated as of March 12, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC.	8-K (SEC File No. 001-04721)	3/12/2018	10.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.26	Second Amendment to Intra-Company Spectrum Lease Agreement, dated as of June 6, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC, Sprint Corporation and the subsidiary guarantors.	8-K (SEC File No. 001-04721)	6/6/2018	10.1
10.27	Guarantee Assumption Agreement, dated as of April 1, 2020, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC, T-Mobile, T-Mobile USA and certain subsidiary guarantors.	10-Q/A	8/10/2020	10.13
10.28	Guarantee Assumption Agreement, dated as of March 30, 2021, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.	10-Q	8/3/2021	10.3
10.29	Guarantee Assumption Agreement, dated as of May 21, 2024, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.	10-Q	7/31/2024	10.3
10.30	Master Framework Agreement, dated as of June 22, 2020, by and among SoftBank Group Corp., SoftBank Group Capital Ltd, Delaware Project 4 L.L.C., Delaware Project 6 L.L.C., Claure Mobile LLC, Deutsche Telekom AG, T-Mobile US, Inc. and T-Mobile Agent LLC.	8-K	6/26/2020	10.1
10.31	Term Sheet, dated as of June 15, 2022, by and between the Company and DISH Network Corporation.	10-Q	7/29/2022	10.1
10.32*	Amended and Restated License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC.	10-Q	4/27/2023	10.3
10.33	Amendment No.1, dated as of August 25, 2023, to the Amended and Restated License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC and to the License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC.	10-Q	10/25/2023	10.1
10.34*	Amended and Restated License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC.	10-Q	4/27/2023	10.4
10.35	Amendment No.1, dated as of August 25, 2023, to the Amended and Restated License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC and to the License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC.	10-Q	10/25/2023	10.2
10.36*	License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC.	10-Q	4/27/2023	10.5
10.37*	License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC.	10-Q	4/27/2023	10.6

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.38*	License Purchase Agreement, dated as of September 12, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, T-Mobile US, Inc., Comcast OTR1, LLC, and Comcast Corporation.	10-Q	10/25/2023	10.4
10.39
First Amendment to License Purchase Agreement and Long-term Spectrum Manager Lease Agreement, dated as of January 10, 2025, by and among T-Mobile USA, Inc., T-Mobile License LLC, T-Mobile US, Inc., Comcast OTR1, LLC, and Comcast Corporation.
					x
10.40**	Amended and Restated Employment Agreement, dated as of March 9, 2023, by and between the Company and G. Michael Sievert.	10-Q	4/27/2023	10.2
10.41*	Form of Indemnification and Advancement Agreement.	10-K	2/8/2018	10.76
10.42**	Amended and Restated T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan.	10-Q	7/31/2024	10.2
10.43**	T-Mobile US, Inc. Executive Continuity Plan as Amended and Restated Effective as of January 1, 2014.	8-K	10/25/2013	10.1
10.44**	T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	10-Q	8/8/2013	10.20
10.45**	Amendment to T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	Schedule 14A	4/26/2018	Annex A
10.46**	Annual Incentive Award Notice under the 2013 Omnibus Incentive Plan.	10-Q	5/4/2021	10.4
10.47**	T-Mobile US, Inc. Amended and Restated 2014 Employee Stock Purchase Plan.	Schedule 14A	4/28/2023	Annex B
10.48**	Sprint Corporation 2007 Omnibus Incentive Plan.	8-K (SEC File No. 001-04721)	9/20/2013	10.2
10.49**	Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan.	10-Q (SEC File No. 001-04721)	2/6/2017	10.1
10.50**	T-Mobile US, Inc. 2023 Incentive Award Plan.	Schedule 14A	4/28/2023	Annex A
10.51**	Form of Sprint Corporation Award Agreement (awarding stock options) under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q (SEC File No. 001-04721)	8/3/2017	10.3
10.52**	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q	5/4/2021	10.1
10.53**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Executive Officers under the Sprint Corporation 2015 Amended and Restated Omnibus Incentive Plan.	10-Q	5/4/2021	10.2
10.54**	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/6/2020	10.7
10.55**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Stock Settled) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/6/2020	10.8

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.56**	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	8-K	6/4/2013	10.2
10.57**	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2023 Incentive Award Plan.	10-Q	7/27/2023	10.4
10.58**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Cash Settled) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/4/2021	10.3
10.59**	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the T-Mobile US, Inc. 2023 Incentive Award Plan.	10-Q	7/27/2023	10.1
10.60**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Stock Settled) for Executive Officers under the T-Mobile US, Inc. 2023 Incentive Award Plan.	10-Q	7/27/2023	10.2
10.61**	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (Cash-Settled) for Executive Officers under the T-Mobile US, Inc. 2023 Incentive Award Plan.	10-Q	7/27/2023	10.3
10.62**	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015, June 16, 2016, June 13, 2017, June 13, 2019, June 4, 2020 and June 13, 2024).	10-Q	7/31/2024	10.1
10.63**	Employment Agreement, effective October 11, 2021, between T-Mobile US, Inc. and Mark Nelson.	10-Q	5/6/2022	10.1
10.64A**	Compensation Term Sheet, dated as of September 12, 2024, by and between T-Mobile US, Inc. and Peter Osvaldik.	10-Q	10/23/2024	10.1
19.1	T-Mobile US, Inc. Policy on Securities Trading				X
19.2	Frequently Asked Questions Rule 10b5-1 Trading Plans				X
21.1	Subsidiaries of Registrant.				X
22.1	List of Guarantor Subsidiaries.				X
23.1	Consent of Deloitte & Touche LLP.				X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	T-Mobile US, Inc. Amended and Restated Executive Incentive Compensation Recoupment Policy.	10-K	2/2/2024	97.1
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
**	Indicates a management contract or compensatory plan or arrangement.
***	Furnished herewith.
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

T-MOBILE US, INC.

January 31, 2025	/s/ G. Michael Sievert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 31, 2025.

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