Form 10-Q
period 2025-03-31
T-Mobile US, Inc.
filed 2025-04-24
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission File Number: 1-33409
T-MOBILE US, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0836269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12920 SE 38th Street
Bellevue, Washington
(Address of principal executive offices)
98006-1350
(Zip Code)

(425)	378-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	TMUS	The NASDAQ Stock Market LLC
3.550% Senior Notes due 2029	TMUS29	The NASDAQ Stock Market LLC
3.700% Senior Notes due 2032	TMUS32	The NASDAQ Stock Market LLC
3.150% Senior Notes due 2032	TMUS32A	The NASDAQ Stock Market LLC
3.850% Senior Notes due 2036	TMUS36	The NASDAQ Stock Market LLC
3.500% Senior Notes due 2037	TMUS37	The NASDAQ Stock Market LLC
3.800% Senior Notes due 2045	TMUS45	The NASDAQ Stock Market LLC

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 17, 2025
Common Stock, par value $0.00001 per share	1,135,445,108

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended March 31, 2025

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$12,003	$5,409
Accounts receivable, net of allowance for credit losses of $175 and $176	4,392	4,276
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $647 and $656	4,294	4,379
Inventory	1,937	1,607
Prepaid expenses	980	880
Other current assets	3,835	1,853
Total current assets	27,441	18,404
Property and equipment, net	37,897	38,533
Operating lease right-of-use assets	25,025	25,398
Financing lease right-of-use assets	2,977	3,091
Goodwill	13,467	13,005
Spectrum licenses	98,733	100,558
Other intangible assets, net	2,618	2,512
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $161 and $158	2,111	2,209
Other assets	4,364	4,325
Total assets	$214,633	$208,035
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$7,900	$8,463
Short-term debt	8,214	4,068
Deferred revenue	1,193	1,222
Short-term operating lease liabilities	3,305	3,281
Short-term financing lease liabilities	1,136	1,175
Other current liabilities	1,881	1,965
Total current liabilities	23,629	20,174
Long-term debt	76,033	72,700
Long-term debt to affiliates	1,497	1,497
Tower obligations	3,634	3,664
Deferred tax liabilities	17,505	16,700
Operating lease liabilities	25,974	26,408
Financing lease liabilities	1,117	1,151
Other long-term liabilities	4,139	4,000
Total long-term liabilities	129,899	126,120
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,273,937,732 and 1,271,074,364 shares issued, 1,137,339,578 and 1,144,579,681 shares outstanding	—	—
Additional paid-in capital	68,837	68,798
Treasury stock, at cost, 136,598,154 and 126,494,683 shares	(23,085)	(20,584)
Accumulated other comprehensive loss	(989)	(857)
Retained earnings	16,342	14,384
Total stockholders' equity	61,105	61,741
Total liabilities and stockholders' equity	$214,633	$208,035
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2025	2024
Revenues
Postpaid revenues	$13,594	$12,631
Prepaid revenues	2,643	2,403
Wholesale and other service revenues	688	1,062
Total service revenues	16,925	16,096
Equipment revenues	3,704	3,251
Other revenues	257	247
Total revenues	20,886	19,594
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,602	2,688
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,798	4,399
Selling, general and administrative	5,488	5,138
Depreciation and amortization	3,198	3,371
Total operating expenses	16,086	15,596
Operating income	4,800	3,998
Other expense, net
Interest expense, net	(916)	(880)
Other (expense) income, net	(46)	20
Total other expense, net	(962)	(860)
Income before income taxes	3,838	3,138
Income tax expense	(885)	(764)
Net income	$2,953	$2,374

Net income	$2,953	$2,374
Other comprehensive (loss) income, net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $16 and $15	46	43
Losses on fair value hedges, net of tax effect of $(61) and $0	(177)	—
Amortization of actuarial gain, net of tax effect of $0 and $(2)	(1)	(5)
Other comprehensive (loss) income	(132)	38
Total comprehensive income	$2,821	$2,412
Earnings per share
Basic	$2.59	$2.00
Diluted	$2.58	$2.00
Weighted-average shares outstanding
Basic	1,140,537,935	1,185,298,497
Diluted	1,144,655,297	1,189,092,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Operating activities
Net income	$2,953	$2,374
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,198	3,371
Stock-based compensation expense	186	140
Deferred income tax expense	771	715
Bad debt expense	323	282
Losses from sales of receivables	22	21
Changes in operating assets and liabilities
Accounts receivable	(93)	(416)
Equipment installment plan receivables	24	277
Inventory	(318)	170
Operating lease right-of-use assets	855	856
Other current and long-term assets	10	160
Accounts payable and accrued liabilities	(268)	(1,734)
Short- and long-term operating lease liabilities	(898)	(1,017)
Other current and long-term liabilities	(88)	(172)
Other, net	170	57
Net cash provided by operating activities	6,847	5,084
Investing activities
Purchases of property and equipment, including capitalized interest of $(10) and $(9)	(2,451)	(2,627)
Purchases of spectrum licenses and other intangible assets, including deposits	(73)	(61)
Proceeds related to beneficial interests in securitization transactions	—	890
Acquisition of companies, net of cash acquired	(727)	—
Other, net	(158)	11
Net cash used in investing activities	(3,409)	(1,787)
Financing activities
Proceeds from issuance of long-term debt	7,774	3,473
Repayments of financing lease obligations	(315)	(327)
Repayments of long-term debt	(479)	(223)
Repurchases of common stock	(2,494)	(3,594)
Dividends on common stock	(1,003)	(769)
Tax withholdings on share-based awards	(272)	(192)
Other, net	(18)	(34)
Net cash provided by (used in) financing activities	3,193	(1,666)
Change in cash and cash equivalents, including restricted cash	6,631	1,631
Cash and cash equivalents, including restricted cash
Beginning of period	5,713	5,307
End of period	$12,344	$6,938
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except share and per share amounts)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance as of December 31, 2024	1,144,579,681	126,494,683	$(20,584)	$68,798	$(857)	$14,384	$61,741
Net income	—	—	—	—	—	2,953	2,953
Dividends declared ($0.88 per share)	—	—	—	—	—	(995)	(995)
Other comprehensive loss	—	—	—	—	(132)	—	(132)
Stock-based compensation	—	—	—	177	—	—	177
Stock issued for employee stock purchase plan	712,672	—	—	125	—	—	125
Issuance of vested restricted stock units	3,105,719	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,008,606)	—	—	(273)	—	—	(273)
Repurchases of common stock	(10,091,227)	10,091,227	(2,495)	—	—	—	(2,495)
Other, net	41,339	12,244	(6)	10	—	—	4
Balance as of March 31, 2025	1,137,339,578	136,598,154	$(23,085)	$68,837	$(989)	$16,342	$61,105

Balance as of December 31, 2023	1,195,807,331	67,096,823	$(9,373)	$67,705	$(964)	$7,347	$64,715
Net income	—	—	—	—	—	2,374	2,374
Dividends declared ($1.30 per share)	—	—	—	—	—	(1,525)	(1,525)
Other comprehensive income	—	—	—	—	38	—	38
Stock-based compensation	—	—	—	152	—	—	152
Stock issued for employee stock purchase plan	950,082	—	—	112	—	—	112
Issuance of vested restricted stock units	3,525,790	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,171,055)	—	—	(192)	—	—	(192)
Repurchases of common stock	(21,933,790)	21,933,790	(3,604)	—	—	—	(3,604)
Other, net	61,752	23,309	(5)	9	—	—	4
Balance as of March 31, 2024	1,177,240,110	89,053,922	$(12,982)	$67,786	$(926)	$8,196	$62,074
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

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”) include all adjustments of a normal recurring nature necessary for the fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The condensed consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, variable interest entities (“VIEs”) for which we are deemed to be the primary beneficiary and VIEs which cannot be deconsolidated, such as those related to our tower obligations as discussed in Note 9 - Tower Obligations. Intercompany transactions and balances have been eliminated in consolidation.

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

Accounting Pronouncements Not Yet Adopted

Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The standard will be effective for us for our fiscal year 2025 annual financial statements with early adoption permitted. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and we expect the adoption of the standard will impact certain of our income tax disclosures.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” In January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” which clarifies the effective date of ASU 2024-03. The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for us for our fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2027 annual financial statements, and we are currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

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

Upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals, on May 1, 2024 (the “Ka’ena Acquisition Date”), we completed the Ka’ena Acquisition, and as a result, Ka’ena became a wholly owned subsidiary of T-Mobile. Concurrently and as agreed upon through the Merger and Unit Purchase Agreement, T-Mobile and Ka’ena entered into certain separate transactions, including the effective settlement of the preexisting wholesale arrangement between T-Mobile and Ka’ena and agreements with certain of the sellers to provide services to T-Mobile during the post-acquisition period.

In accordance with the terms of the Merger and Unit Purchase Agreement, the total purchase price is variable, dependent upon specified performance indicators of Ka’ena, and consists of an upfront payment on the Ka’ena Acquisition Date and an earnout payable on August 1, 2026.

As of March 31, 2025, $210 million of liabilities for contingent consideration and $106 million of liabilities for post-acquisition services were presented within Other long-term liabilities on our Condensed Consolidated Balance Sheets.

Fair Value of Assets Acquired and Liabilities Assumed

We have accounted for the Ka’ena Acquisition as a business combination. The identifiable assets acquired and liabilities assumed from Ka’ena were recorded at their provisionally assigned fair values as of the Ka’ena Acquisition Date and consolidated with those of T-Mobile.

During the three months ended March 31, 2025, the provisionally assigned fair values of Other long-term liabilities and Deferred tax liabilities increased $9 million and decreased $3 million, respectively, with an offsetting net increase to Goodwill, based on additional information arising subsequent to the initial valuation. These measurement period adjustments did not have an impact on our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025.

Goodwill

Goodwill with a provisionally assigned value of $777 million represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed. The provisionally assigned goodwill recognized includes expected growth in customers and service revenues to be achieved from the operations of the combined company, the assembled workforce of Ka’ena and intangible assets that do not qualify for separate recognition. Of the total provisionally assigned amount of goodwill resulting from the Ka’ena Acquisition of $777 million, the preliminary amount deductible for tax purposes is $121 million. All of the goodwill acquired is allocated to the Wireless reporting unit.

Acquisition of UScellular Wireless Operations

On May 24, 2024, we entered into a securities purchase agreement with United States Cellular Corporation (“UScellular”), Telephone and Data Systems, Inc., and USCC Wireless Holdings, LLC, pursuant to which, among other things, we will acquire substantially all of UScellular’s wireless operations and select AWS, PCS, 600 MHz, 700 MHz and other spectrum assets for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt through an exchange offer to certain UScellular debtholders prior to closing. To the extent any debtholders do not participate in the exchange, their bonds will continue as obligations of UScellular, and the cash portion of the purchase price will be correspondingly increased. The transaction is expected to close in mid-2025, subject to customary closing conditions and receipt of certain regulatory approvals. Upon closing of the transaction, we expect to account for the UScellular transaction as a business combination and to consolidate the acquired operations.

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

Acquisition of Vistar Media Inc.

On December 20, 2024, we entered into an agreement and plan of merger for the acquisition of 100% of the outstanding capital stock of Vistar Media Inc. (“Vistar”), a provider of technology solutions for digital-out-of-home advertisements (the “Vistar Acquisition”).

Upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals, on February 3, 2025 (the “Vistar Acquisition Date”), we completed the Vistar Acquisition, and as a result, Vistar became a wholly owned subsidiary of T-Mobile. In exchange, T-Mobile transferred cash of $621 million. A portion of the payment made on the Vistar Acquisition Date was for the settlement of preexisting relationships with Vistar and is excluded from the fair value of consideration transferred.

The financial results of Vistar from the Vistar Acquisition Date through March 31, 2025, were not material to our Condensed Consolidated Statements of Comprehensive Income, nor were they material to our prior period consolidated results on a pro forma basis. Costs related to the Vistar Acquisition were not material to our Condensed Consolidated Statements of Comprehensive Income.

Fair Value of Assets Acquired and Liabilities Assumed

We have accounted for the Vistar Acquisition as a business combination. The identifiable assets acquired and liabilities assumed from Vistar were recorded at their provisionally assigned fair values as of the Vistar Acquisition Date and consolidated with those of T-Mobile. Assigning fair values to the assets acquired and liabilities assumed at the Vistar Acquisition Date requires the use of judgment regarding estimates and assumptions. For the provisionally assigned fair values of the assets acquired and liabilities assumed, we used the cost and income approaches.

The following table summarizes the provisionally assigned fair values for each class of assets acquired and liabilities assumed at the Vistar Acquisition Date. We are in the process of finalizing the valuation of the assets acquired and liabilities assumed, including income tax-related amounts. Therefore, the provisionally assigned fair values set forth below are subject to adjustment as additional information is obtained.

(in millions)	February 3, 2025
Cash and cash equivalents	$42
Accounts receivable	157
Prepaid expense and other current assets	2
Property and equipment	1
Operating lease right-of-use assets	1
Goodwill	344
Other intangible assets	264
Total assets acquired	811
Accounts payable and accrued liabilities	127
Deferred revenue	1
Deferred tax liabilities	62
Operating lease liabilities	2
Total liabilities assumed	192
Total consideration transferred	$619

Intangible Assets

Goodwill with a provisionally assigned value of $344 million represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed. The provisionally assigned goodwill recognized includes expected growth in service revenues to be achieved from the operations of the combined company, the assembled workforce of Vistar and intangible assets that do not qualify for separate recognition.

Index for Notes to the Condensed Consolidated Financial Statements
Other intangible assets acquired primarily include $201 million of customer relationships with an estimated weighted-average useful life of nine years, $8 million of tradenames with an estimated weighted-average useful life of four years and $55 million of other intangible assets with an estimated weighted-average useful life of four years. The customer relationships are amortized using the sum-of-the-years digits method over their estimated useful lives, and the tradenames are amortized on a straight-line basis over their estimated useful lives.

The preliminary fair value of customer relationships was estimated using the income approach. This fair value measurement is based on significant inputs not observable in the market, and, therefore, represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach include revenue over an estimated period of time, the discount rate, forecasted expenses and contributory asset charges.

Acquisition of Blis Holdco Limited

On February 18, 2025, we entered into a share purchase agreement for the acquisition of 100% of the outstanding capital stock of Blis Holdco Limited (“Blis”), a provider of advertising solutions (the “Blis Acquisition”).

Upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals, on March 3, 2025 (the “Blis Acquisition Date”), we completed the Blis Acquisition, and as a result, Blis became a wholly owned subsidiary of T-Mobile. In exchange, T-Mobile transferred cash of $180 million. A portion of the payment made on the Blis Acquisition Date was for the settlement of preexisting relationships with Blis and is excluded from the fair value of consideration transferred.

We have accounted for the Blis Acquisition as a business combination. The fair value of consideration transferred as of the Blis Acquisition Date totaled $174 million. The identifiable assets acquired and liabilities assumed from Blis were recorded at their provisionally assigned fair values as of the Blis Acquisition Date and consolidated with those of T-Mobile. The provisionally assigned fair values of total assets acquired, including goodwill, and total liabilities assumed at the Blis Acquisition Date were $276 million and $102 million, respectively. Goodwill with a provisionally assigned value of $112 million represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed.

We are in the process of finalizing the valuation of the assets acquired and liabilities assumed. Therefore, the provisionally assigned fair values above are subject to adjustment as additional information is obtained.

Note 3 – Joint Ventures

Lumos and Metronet Joint Ventures

On April 24, 2024, we entered into a definitive agreement with a fund operated by EQT, Infrastructure VI fund (“Fund VI”), to establish a joint venture between us and Fund VI to acquire Lumos (“Lumos”), a fiber-to-the-home platform, from EQT’s predecessor fund, EQT Infrastructure III. Subsequent to March 31, 2025, on April 1, 2025, we completed the joint acquisition of Lumos, upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals. At closing, we invested $926 million to acquire a 50% equity interest in the joint venture and fiber customers. The funds invested by us will be used by the joint venture to fund future fiber builds. In addition, pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million in 2027 or 2028 under the existing business plan.

On July 18, 2024, we entered into a definitive agreement with KKR & Co. Inc. (“KKR”) to establish a joint venture to acquire Metronet Holdings, LLC and certain of its affiliates (collectively, “Metronet”), a fiber-to-the-home platform. This arrangement is expected to close in mid-2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $4.9 billion to acquire a 50% equity interest in the joint venture and all existing residential fiber customers, as well as funding of the joint venture. We do not anticipate making further capital contributions following the closing under the existing business plan.

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

EIP receivables had a combined weighted-average effective interest rate of 11.2% and 11.1% as of March 31, 2025, and December 31, 2024, respectively.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	March 31, 2025	December 31, 2024
EIP receivables, gross	$7,213	$7,402
Unamortized imputed discount	(518)	(524)
EIP receivables, net of unamortized imputed discount	6,695	6,878
Allowance for credit losses	(290)	(290)
EIP receivables, net of allowance for credit losses and imputed discount	$6,405	$6,588
Classified on our condensed consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$4,294	$4,379
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,111	2,209
EIP receivables, net of allowance for credit losses and imputed discount	$6,405	$6,588

Index for Notes to the Condensed Consolidated Financial Statements
Many of our loss estimation techniques rely on delinquency-based models categorized by customer credit class; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of March 31, 2025:

	Originated in 2025		Originated in 2024		Originated prior to 2024		Total EIP Receivables, Net of Unamortized Imputed Discount
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Total
Current - 30 days past due	$1,314	$363	$3,307	$849	$602	$136	$5,223	$1,348	$6,571
31 - 60 days past due	5	5	15	21	3	3	23	29	52
61 - 90 days past due	1	1	10	19	3	2	14	22	36
More than 90 days past due	—	—	10	19	3	4	13	23	36
EIP receivables, net of unamortized imputed discount	$1,320	$369	$3,342	$908	$611	$145	$5,273	$1,422	$6,695

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

The following table presents write-offs of our EIP receivables by year of origination for the three months ended March 31, 2025:

(in millions)	Originated in 2025	Originated in 2024	Originated prior to 2024	Total
Write-offs	$1	$128	$29	$158

Activity for the three months ended March 31, 2025 and 2024, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	March 31, 2025			March 31, 2024
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$176	$814	$990	$161	$773	$934
Bad debt expense	165	158	323	132	150	282
Write-offs	(166)	(158)	(324)	(132)	(150)	(282)
Change in imputed discount on short-term and long-term EIP receivables	N/A	36	36	N/A	31	31
Impact on the imputed discount from sales of EIP receivables	N/A	(42)	(42)	N/A	(47)	(47)
Allowance for credit losses and imputed discount, end of period	$175	$808	$983	$161	$757	$918

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of March 31, 2025. In connection with the sales of certain service accounts receivable and EIP receivables pursuant to the sale arrangements, we provide guarantees of credit performance included on our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model

Index for Notes to the Condensed Consolidated Financial Statements
using Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. See Note 5 – Sales of Certain Receivables for further information.

Note 5 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP Sale Arrangement”), which has been revised and extended from time to time. As of both March 31, 2025, and December 31, 2024, the EIP Sale Arrangement provided funding of $1.3 billion.

In connection with this EIP Sale Arrangement, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity (the “EIP BRE”). We consolidate the EIP BRE under the VIE model.

The following table summarizes the carrying amounts and classification of liabilities, which consist of the recourse guarantee, included on our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	March 31, 2025	December 31, 2024
Other current liabilities	97	81
Other long-term liabilities	14	32

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “Service Receivable Sale Arrangement”). On February 25, 2025, we extended the scheduled expiration date of the Service Receivable Sale Arrangement to February 24, 2026. As of both March 31, 2025, and December 31, 2024, the Service Receivable Sale Arrangement provided funding of $775 million.

In connection with the Service Receivable Sale Arrangement, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity, to sell service accounts receivable (the “Service BRE”). We consolidate the Service BRE under the VIE model.

The following table summarizes the carrying amounts and classification of liabilities included on our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	March 31, 2025	December 31, 2024
Other current liabilities	359	328

Sales of Receivables

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

For the three months ended March 31, 2025, all cash proceeds associated with sold receivables are recognized within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2024, cash proceeds related to beneficial interests in securitization transactions in the form of the deferred purchase price were presented within Net cash used in investing activities on our Condensed Consolidated Statements of Cash Flows.

Index for Notes to the Condensed Consolidated Financial Statements
The recourse guarantee represents a financial instrument that is primarily tied to the creditworthiness of our customers. At inception, we elected to measure the recourse guarantee liabilities at fair value with changes in fair value included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The fair value of the recourse guarantee liabilities is determined based on a discounted cash flow model which uses primarily Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. Our recourse guarantee liabilities related to the sales of service receivables and EIP receivables were $140 million and $148 million as of March 31, 2025, and December 31, 2024, respectively. These liabilities were collateralized by $278 million and $286 million of gross service receivables and $510 million and $505 million of gross EIP receivables pledged but unsold as of March 31, 2025, and December 31, 2024, respectively, which represent our maximum exposure under the recourse guarantee.

The following table summarizes the impact of the sales of certain service receivables and EIP receivables on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2025	December 31, 2024
Derecognized net service accounts receivable and EIP receivables	$1,581	$1,616
Other current liabilities	456	409
of which, recourse guarantee	126	116
Other long-term liabilities	14	32
of which, recourse guarantee	14	32
Net cash proceeds since inception	1,442	1,468
Of which:
Change in net cash proceeds during the year-to-date period	(26)	(115)
Net cash proceeds funded by reinvested collections	1,468	1,583

We recognized losses from sales of receivables, including changes in fair value of the recourse guarantee liabilities and deferred purchase price assets, of $22 million and $21 million for the three months ended March 31, 2025 and 2024, respectively, in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

Continuing Involvement

Pursuant to the EIP Sale Arrangement and Service Receivable Sale Arrangement described above, we have continuing involvement with the service accounts receivables and EIP receivables we sell, as we service the receivables, are required to replace certain receivables, including ineligible receivables, aged receivables and receivables where a write-off is imminent, and may be responsible for absorbing credit losses through performance under our recourse guarantee liabilities. We continue to service the customers and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections on sold receivables may be reinvested in new receivable sales. At the direction of the purchasers of the sold receivables, we apply the same policies and procedures while servicing the sold receivables as we apply to our owned receivables, and we continue to maintain normal relationships with our customers.

Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2025, are as follows:

(in millions)	Goodwill
Balance as of December 31, 2024, net of accumulated impairment losses of $10,984	$13,005
Adjustment to goodwill from the Ka’ena Acquisition	6
Provisionally assigned goodwill from acquisitions in 2025	456
Balance as of March 31, 2025, net of accumulated impairment losses of $10,984	$13,467

Index for Notes to the Condensed Consolidated Financial Statements
Spectrum Licenses

The following table summarizes our spectrum license activity for the three months ended March 31, 2025:

(in millions)	Spectrum
Spectrum licenses, beginning of year	$100,558
Spectrum license acquisitions	254
Spectrum licenses transferred to held for sale	(2,084)
Costs to clear spectrum	5
Spectrum licenses, end of period	$98,733

Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits, on our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025.

License Purchase Agreements

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

The Federal Communications Commission (the “FCC”) approved the purchase of the first tranche on December 29, 2023. The first tranche closed on June 24, 2024, and the associated payment of $2.4 billion was made on August 5, 2024.

The FCC approved the purchase of the Dallas licenses included in the second tranche on October 22, 2024. The purchase of the Dallas licenses closed on December 6, 2024, and the associated payment of $541 million was made on the same day.

We anticipate that the remaining deferred licenses from the second tranche of $604 million will close in the second quarter of 2025.

The parties have agreed that each of the closings will occur within 180 days after the receipt of the applicable required regulatory approvals, and payment of each portion of the aggregate $3.5 billion purchase price will occur no later than 40 days after the date of each respective closing.

Comcast Corporation

On September 12, 2023, we entered into a License Purchase Agreement (the “Comcast License Purchase Agreement”) with Comcast Corporation and its affiliate, Comcast OTR1, LLC (together with Comcast Corporation, “Comcast”), pursuant to which we will acquire spectrum in the 600 MHz band from Comcast in exchange for total cash consideration of between $1.2 billion and $3.3 billion, subject to an application for FCC approval. The licenses will be acquired without any associated networks. We anticipate the closing will occur in the first half of 2028.

The final purchase price will be determined, in the aggregate and on a per license basis, based on the set of licenses subject to the Comcast License Purchase Agreement at the time the parties make required transfer filings with the FCC. Prior to the time of such filings, Comcast has the right to remove any or all of a certain specified subset of the licenses, totaling $2.1 billion (the “Optional Sale Licenses”), from the Comcast License Purchase Agreement. The removal of any Optional Sale Licenses would reduce the final purchase price by the assigned value of each such license, from the maximum purchase price of $3.3 billion.

Index for Notes to the Condensed Consolidated Financial Statements
The licenses are subject to an exclusive leasing arrangement between us and Comcast, which was entered into contemporaneously with the Comcast License Purchase Agreement. If Comcast elects to remove an Optional Sale License from the Comcast License Purchase Agreement, the associated lease for such Optional Sale License will terminate, but no sooner than two years from the date of the Comcast License Purchase Agreement (with us having a minimum period of time after any such termination to cease transmitting on such license’s associated spectrum).

On January 13, 2025, we and Comcast entered into an amendment to the Comcast License Purchase Agreement pursuant to which we will acquire additional spectrum. Subsequent to the amendment, the total cash consideration for the transaction is between $1.2 billion and $3.4 billion.

N77 License Co LLC

On September 10, 2024, we entered into a License Purchase Agreement with N77 License Co LLC (“Buyer”), pursuant to which Buyer has the option to purchase all or a portion of our remaining 3.45 GHz spectrum licenses in exchange for a range of cash consideration, with the specific licenses sold to be determined based upon the amount of committed financing raised by Buyer. As of March 31, 2025, $1.8 billion of the associated licenses have been classified as held for sale at cost and presented in Other current assets on our Condensed Consolidated Balance Sheets. The transaction is subject to receipt of regulatory approvals and is expected to close in the second quarter of 2025. The closing of this transaction is not expected to have a material impact on our Condensed Consolidated Statements of Comprehensive Income.

Grain Management, LLC

On March 20, 2025, we announced that we have agreed in principle to a sale of our 800 MHz spectrum licenses to Grain Management, LLC (“Grain”) in exchange for cash consideration and the receipt of Grain’s 600 MHz spectrum licenses. Although a non-binding term sheet has been entered into, no definitive agreements have been executed. The transaction, if finalized, would be subject to FCC approval and certain other customary closing conditions.

Spectrum Exchange Transactions

During the three months ended March 31, 2025 and 2024, we recognized non-cash spectrum license acquisitions associated with the closing of certain spectrum exchange transactions of $172 million and $101 million, respectively.

During the three months ended March 31, 2025 and 2024, we recognized gains associated with the closing of certain spectrum exchange transactions of $12 million and $25 million, respectively, as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

As of March 31, 2025, $243 million of spectrum licenses were classified as held for sale within Other assets on our Condensed Consolidated Balance Sheets related to spectrum exchange agreements pending regulatory approval and closing, which are expected to close in the next 12 months. The closings of these transactions are not expected to have a significant impact on our Condensed Consolidated Statements of Comprehensive Income.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	March 31, 2025			December 31, 2024
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships (1)	Up to 9 years	$5,672	$(4,302)	$1,370	$5,427	$(4,123)	$1,304
Reacquired rights	Up to 9 years	770	(347)	423	770	(323)	447
Tradenames and patents (1)	Up to 19 years	353	(163)	190	338	(157)	181
Favorable spectrum leases	Up to 27 years	616	(176)	440	620	(169)	451
Other (1)	Up to 10 years	556	(361)	195	478	(349)	129
Other intangible assets		$7,967	$(5,349)	$2,618	$7,633	$(5,121)	$2,512
(1)Includes intangible assets acquired through our acquisitions. See Note 2 - Business Combinations for more information.

Amortization expense for intangible assets subject to amortization was $229 million and $211 million for the three months ended March 31, 2025 and 2024, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
The estimated aggregate future amortization expense for intangible assets subject to amortization is summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending March 31,
2026	$776
2027	591
2028	423
2029	267
2030	163
Thereafter	398
Total	$2,618

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

Cross-Currency Swaps

We enter into cross-currency swaps to offset changes in the value of our payments on foreign-denominated debt in USD and to mitigate the impact of foreign currency transaction gains and losses.

We have entered into cross-currency swap agreements, with the same notional amounts as our EUR-denominated debt issuances, to effectively convert €4.8 billion to USD borrowings, with the same maturities as our EUR-denominated debt issuances. The swaps qualify and have been designated as fair value hedges of our EUR-denominated debt, mitigating our exposure to foreign currency transaction gains and losses.

Accordingly, all changes in the fair value of the swaps will be initially recorded through Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets and reclassified to earnings in an amount that exactly offsets the periodic transaction gain or loss on remeasuring the debt, such that there will be no earnings volatility due to changes in foreign-currency exchange rates. Transaction gains or losses on remeasuring the EUR-denominated debt, as well as the offsetting swap amounts, are recorded within Other (expense) income, net on our Condensed Consolidated Statements of Comprehensive Income.

Changes in the fair value of the swaps may be different from the current period transaction gain or loss on remeasurement of the debt, in which case the difference will remain in Accumulated other comprehensive loss on our Condensed Consolidated

Index for Notes to the Condensed Consolidated Financial Statements
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

The following table summarizes the activity of our cross-currency swaps:

(in millions)	Three Months Ended March 31, 2025
Other (expense) income, net
Pre-tax transaction loss on remeasurement of EUR-denominated debt	$(218)
Amount recognized in Other (expense) income, net reclassified from Accumulated other comprehensive loss	218
Accumulated other comprehensive loss
Amount recognized in Accumulated other comprehensive loss reclassified to Other (expense) income, net	$(218)
Loss associated with the change in fair value of cross-currency swaps recognized in Accumulated other comprehensive loss	(20)

Interest Rate Lock Derivatives

In April 2020, we terminated our interest rate lock derivatives entered into in October 2018. Aggregate changes in the fair value of our terminated interest rate lock derivatives, net of amortization, of $914 million and $960 million are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, respectively.

For the three months ended March 31, 2025 and 2024, $62 million and $57 million, respectively, were amortized from Accumulated other comprehensive loss into Interest expense, net, on our Condensed Consolidated Statements of Comprehensive Income. We expect to amortize $259 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending March 31, 2026.

Debt

The fair values of our Senior Notes and spectrum-backed Senior Secured Notes to third parties were determined based on quoted market prices in active markets. Accordingly, our Senior Notes and spectrum-backed Senior Secured Notes to third parties were classified as Level 1 within the fair value hierarchy. The fair value of our Senior Notes to affiliates was determined based on the fair value of the Senior Notes to third parties with similar terms and maturities. Accordingly, our Senior Notes to affiliates were classified as Level 2 within the fair value hierarchy. The fair values of our Senior Notes to third parties (EUR-denominated) and asset-backed notes (“ABS Notes”) were primarily based on quoted prices in inactive markets for identical instruments and observable changes in market interest rates, both of which are Level 2 inputs. Accordingly, our Senior Notes to third parties (EUR-denominated) and ABS Notes were classified as Level 2 within the fair value hierarchy. The fair value of our ECA Facility (as defined below) was determined based on a discounted cash flow approach using market interest rates of instruments with similar maturities and credit risk. Accordingly, our ECA Facility was classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to third parties (EUR-denominated), Senior Notes to affiliates, ABS Notes and ECA Facility. The fair value estimates were based on information available as of March 31, 2025, and December 31, 2024. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Index for Notes to the Condensed Consolidated Financial Statements
The carrying amounts and fair values of our short-term and long-term debt included on our Condensed Consolidated Balance Sheets were as follows:

(in millions)	Level within the Fair Value Hierarchy	March 31, 2025		December 31, 2024
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$75,232	$70,002	$71,783	$65,631
Senior Notes to third parties (EUR-denominated)	2	5,105	4,995	2,058	2,125
Senior Notes to affiliates	2	1,497	1,500	1,497	1,491
Senior Secured Notes to third parties	1	1,132	1,107	1,361	1,330
ABS Notes to third parties	2	1,851	1,866	1,566	1,570
ECA Facility to third parties	2	927	958	—	—

Note 8 – Debt

The following table sets forth the debt balances and activity as of, and for the three months ended, March 31, 2025:

(in millions)	December 31, 2024	Proceeds from Issuances and Borrowings (1)	Repayments	Reclassifications (1)	Other (2)	March 31, 2025
Short-term debt	$4,068	$—	$(479)	$4,628	$(3)	$8,214
Long-term debt	72,700	7,768	—	(4,628)	193	76,033
Total debt to third parties	76,768	7,768	(479)	—	190	84,247
Long-term debt to affiliates	1,497	—	—	—	—	1,497
Total debt	$78,265	$7,768	$(479)	$—	$190	$85,744
(1)Issuances and borrowings and reclassifications are recorded net of accrued or paid issuance costs and discounts.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees and the impact from changes in foreign currency exchange rates.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 4.0% and 4.1% on weighted-average debt outstanding of $80.8 billion and $77.4 billion for the three months ended March 31, 2025 and 2024, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt to third parties and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Issuances and Borrowings

During the three months ended March 31, 2025, we issued and borrowed the following debt:

(in millions)	Principal Issuances	Discounts and Issuance Costs, Net (1)	Net Proceeds from Issuance of Long-Term Debt	Issue Date
3.150% Senior Notes due 2032 (EUR-denominated)	$1,036	$(5)	$1,031	February 11, 2025
3.500% Senior Notes due 2037 (EUR-denominated)	1,036	(8)	1,028	February 11, 2025
3.800% Senior Notes due 2045 (EUR-denominated)	777	(7)	770	February 11, 2025
5.125% Senior Notes due 2032	1,250	(7)	1,243	March 27, 2025
5.300% Senior Notes due 2035	1,000	(7)	993	March 27, 2025
5.875% Senior Notes due 2055	1,250	(15)	1,235	March 27, 2025
Total of Senior Notes issued	6,349	(49)	6,300
4.740% Class A Senior ABS Notes due 2029	500	(2)	498	February 27, 2025
Total of ABS Notes issued	500	(2)	498
4.927% ECA Facility due 2036	1,000	(30)	970	March 17, 2025
Total of credit facility borrowed	1,000	(30)	970
Total Issuances and Borrowings	$7,849	$(81)	$7,768
(1)Includes accrued or paid issuance costs and discounts.

Index for Notes to the Condensed Consolidated Financial Statements
Repayments

During the three months ended March 31, 2025, we made the following repayments:

(in millions)	Principal Amount	Payment Date
4.738% Secured Series 2018-1 A-1 Notes due 2025	$131	January 13, 2025
5.152% Series 2018-1 A-2 Notes due 2028	92	Various
4.910% Class A Senior ABS Notes due 2025	213	Various
ECA Facility due 2036	43	March 17, 2025
Total Repayments	$479

Subsequent to March 31, 2025, on April 15, 2025, we repaid at maturity $3.0 billion of our 3.500% Senior Notes due 2025.

Asset-backed Notes

On February 27, 2025, we issued $500 million of 4.740% Class A Senior ABS Notes to third parties in a private placement transaction. Net proceeds of $498 million from these ABS Notes are presented in Proceeds from issuance of long-term debt on our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025.

As of March 31, 2025, $1.9 billion of our ABS Notes were secured in total by $2.5 billion of gross EIP receivables and future collections on such receivables. Our ABS Notes and the assets securing this debt are included on our Condensed Consolidated Balance Sheets.

The expected maturities of our ABS Notes as of March 31, 2025, were as follows:

(in millions)	Expected Maturities
2025	$357
2026	594
2027	822
2028	84
Total	$1,857

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

The following table summarizes the carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets with respect to the ABS Entities:

(in millions)	March 31, 2025	December 31, 2024

Assets
Equipment installment plan receivables, net	$1,714	$1,472
Equipment installment plan receivables due after one year, net	526	352
Other current assets	247	151
Liabilities
Accounts payable and accrued liabilities	$4	$2
Short-term debt	427	570
Long-term debt	1,425	996

See Note 4 – Receivables and Related Allowance for Credit Losses for additional information on the EIP receivables used to secure the ABS Notes.

Index for Notes to the Condensed Consolidated Financial Statements
Restricted Cash

Certain provisions of our debt agreements require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash. See Note 15 – Additional Financial Information for our reconciliation of Cash and cash equivalents, including restricted cash.

ECA Facility

On January 31, 2025, our wholly owned subsidiary, T-Mobile USA, Inc., entered into a credit agreement with certain financial institutions, backed by an Export Credit Agency (the “ECA Facility”), providing for a loan of up to $1.0 billion to finance network equipment-related purchases. The obligations under the ECA Facility are also guaranteed by us and by all of our wholly owned domestic restricted subsidiaries (subject to customary exceptions). On March 17, 2025, we drew down the full $1.0 billion available under the ECA Facility and recognized the net proceeds within Proceeds from issuance of long-term debt on our Condensed Consolidated Statements of Cash Flows. Borrowings under the ECA facility are amortized semi-annually in equal installments up to the maturity date of March 15, 2036. Interest is based on the Secured Overnight Financing Rate for the interest period plus an applicable margin.

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

Acquired CCI Tower Lease Arrangements

Prior to our merger (the “Sprint Merger”) with Sprint Corporation (“Sprint”), Sprint entered into a lease-out and leaseback arrangement with Global Signal Inc., a third party that was subsequently acquired by CCI, that conveyed to CCI the exclusive right to manage and operate approximately 6,400 tower sites (“Master Lease Sites”) via a master prepaid lease. These agreements were assumed upon the close of the Sprint Merger, at which point the remaining term of the lease-out was approximately 17 years with no renewal options. CCI has a fixed price purchase option for all (but not less than all) of the leased or subleased sites for approximately $2.3 billion, exercisable one year prior to the expiration of the agreement and ending 120 days prior to the expiration of the agreement. We lease back a portion of the space at certain tower sites.

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

The following table summarizes the balances associated with both of the tower arrangements on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2025	December 31, 2024
Property and equipment, net	$2,032	$2,069
Tower obligations	3,634	3,664
Other long-term liabilities	554	554

Future minimum payments related to the tower obligations are approximately $382 million for the 12-month period ending March 31, 2026, $793 million in total for both of the 12-month periods ending March 31, 2027 and 2028, $841 million in total for both of the 12-month periods ending March 31, 2029 and 2030, and $3.6 billion in total thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities, as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $249 million in our Operating lease liabilities as of March 31, 2025.

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

Index for Notes to the Condensed Consolidated Financial Statements
Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Postpaid service revenues
Postpaid phone revenues	$11,733	$11,145
Postpaid other revenues	1,861	1,486
Total postpaid service revenues	$13,594	$12,631

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

Contract Balances

The contract asset and contract liability balances from contracts with customers as of March 31, 2025, and December 31, 2024, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2024	$720	$1,219
Balance as of March 31, 2025	800	1,192
Change	$80	$(27)

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the contract asset balance reflects customer activity related to new promotions, offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of $562 million and $492 million as of March 31, 2025, and December 31, 2024, respectively, was included in Other current assets on our Condensed Consolidated Balance Sheets.

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

Revenues for the three months ended March 31, 2025 and 2024, include the following:

	Three Months Ended March 31,
(in millions)	2025	2024
Amounts included in the beginning of year contract liability balance	$903	$698

Remaining Performance Obligations

As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $1.9 billion. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of March 31, 2025, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $783 million, $1.1 billion and $2.1 billion for the remainder of 2025, 2026 and 2027 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to seven years.

Index for Notes to the Condensed Consolidated Financial Statements
Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $2.0 billion as of both March 31, 2025, and December 31, 2024, and is included in Other assets on our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income were $485 million and $489 million for the three months ended March 31, 2025 and 2024, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three months ended March 31, 2025 and 2024.

Note 11 – Segment Reporting

We manage our business activities on a consolidated basis and operate as a single operating segment: Wireless. We primarily derive our revenue in the United States by providing wireless communications services to customers using our wireless networks and selling devices that provide customers access to our wireless networks. The accounting policies of the Wireless segment are the same as those described in Part II, Item 8, Note 1 – Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2024.

Our chief operating decision maker (“CODM”) is our President and Chief Executive Officer, G. Michael Sievert. The CODM uses Net income, as reported on our Condensed Consolidated Statements of Comprehensive Income, in evaluating performance of the Wireless segment and determining how to allocate resources of the Company as a whole, including investing in our networks and customers, stockholder return programs and acquisition strategy. The CODM does not review assets in evaluating the results of the Wireless segment, and therefore, such information is not presented.

The following table provides the operating financial results of our Wireless segment:

	Three Months Ended March 31,
(in millions)	2025	2024
Total revenues	$20,886	$19,594
Less: Significant and other segment expenses
Cost of equipment sales	4,798	4,399
Employee expenses	1,909	1,683
Lease expense	1,207	1,268
Advertising expense	812	648
Bad debt expense	323	282
Other segment items (1)	3,839	3,945
Depreciation and amortization	3,198	3,371
Interest expense, net	916	880
Other expense (income), net	46	(20)
Income tax expense	885	764
Segment net income	$2,953	$2,374
(1)Other segment items included in Segment net income primarily includes certain third-party commissions, external labor and services and backhaul expenses.

Note 12 – Stockholder Return Program

2025 Stockholder Return Program

On December 13, 2024, we announced that our Board of Directors authorized our 2025 Stockholder Return Program of up to $14.0 billion that will run through December 31, 2025 (the “2025 Stockholder Return Program”). The 2025 Stockholder Return Program consists of repurchases of shares of our common stock and the payment of cash dividends. The amount available under the 2025 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared and paid by us.

On November 21, 2024, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which was paid on March 13, 2025, to stockholders of record as of the close of business on February 28, 2025.

Index for Notes to the Condensed Consolidated Financial Statements
On February 6, 2025, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which will be paid on June 12, 2025, to stockholders of record as of the close of business on May 30, 2025.

During the three months ended March 31, 2025, we paid an aggregate of $1.0 billion in cash dividends to our stockholders, which was presented within Net cash provided by (used in) financing activities on our Condensed Consolidated Statements of Cash Flows, of which $518 million was paid to Deutsche Telekom AG (“DT”). As of March 31, 2025, $993 million for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets, of which $518 million is payable to DT.

During the three months ended March 31, 2025, we repurchased 10,091,227 shares of our common stock at an average price per share of $244.77 for a total purchase price of $2.5 billion, under the 2025 Stockholder Return Program. All shares repurchased during the three months ended March 31, 2025, were purchased at market price. As of March 31, 2025, we had up to $10.5 billion remaining under the 2025 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2025.

Subsequent to March 31, 2025, from April 1, 2025, through April 17, 2025, we repurchased 1,975,200 shares of our common stock at an average price per share of $259.09 for a total purchase price of $512 million. As of April 17, 2025, we had up to $10.0 billion remaining under the 2025 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2025.

Note 13 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2025	2024
Net income	$2,953	$2,374

Weighted-average shares outstanding – basic	1,140,537,935	1,185,298,497
Effect of dilutive securities:
Outstanding stock options, unvested stock awards	4,117,362	3,793,522
Weighted-average shares outstanding – diluted	1,144,655,297	1,189,092,019

Earnings per share – basic	$2.59	$2.00
Earnings per share – diluted	$2.58	$2.00

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	961,773	6
Ka’ena Acquisition contingent consideration (1)	979,153	—
(1)     The weighted-average number of shares contingently issuable related to the Ka’ena Acquisition earnout consideration (“Ka’ena Contingent Shares”) are included in potentially dilutive securities based on the maximum number of shares contingently issuable for the earnout and the 20 trading day volume-weighted average price as of March 31, 2025. No Ka’ena Contingent Shares were outstanding during the three months ended March 31, 2025, as the threshold specified performance indicators had not been achieved.

As of March 31, 2025, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of March 31, 2025 and 2024. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

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

The following table summarizes the timing of such purchase commitments as of March 31, 2025:

(in millions)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Purchase commitments (1)	$4,575	$5,383	$2,071	$2,207	$14,236
(1)     These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

From April 1, 2025, through April 18, 2025, we entered into additional contracts for non-dedicated transportation lines with varying expiration terms that generally extend through 2038 and are expected to increase our total purchase commitments by approximately $1.5 billion.

On April 24, 2024, we entered into a definitive agreement with a fund operated by EQT, Fund VI, to establish a joint venture between us and Fund VI to acquire Lumos, a fiber-to-the-home platform, from EQT’s predecessor fund, EQT Infrastructure III. Subsequent to March 31, 2025, on April 1, 2025, we completed the joint acquisition of Lumos, upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals. At closing, we invested $926 million to acquire a 50% equity interest in the joint venture and fiber customers. The funds invested by us will be used by the joint venture to fund future fiber builds. In addition, pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million in 2027 or 2028 under the existing business plan. The purchase price and expected additional capital contribution are excluded from our reported purchase commitments above. See Note 3 – Joint Ventures for additional details.

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

On July 18, 2024, we entered into a definitive agreement with KKR to establish a joint venture to acquire Metronet, a fiber-to-the-home platform. At closing, we expect to invest approximately $4.9 billion to acquire a 50% equity interest in the joint venture and all existing residential fiber customers, as well as funding of the joint venture. The agreement remains subject to regulatory approval, and the estimated purchase price is excluded from our reported purchase commitments above. See Note 3 – Joint Ventures for additional details.

Sprint Merger Commitments

In connection with the regulatory proceedings and approvals of the Sprint Merger pursuant to the Business Combination Agreement with Sprint and the other parties named therein (as amended, the “Business Combination Agreement”) and the other transactions contemplated by the Business Combination Agreement, we have commitments and other obligations to various state and federal agencies and certain nongovernmental organizations, including pursuant to the Consent Decree agreed to by us, DT, Sprint, SoftBank Group Corp. (“SoftBank”) and DISH Network Corporation and entered by the U.S. District Court for the District of Columbia, and the FCC’s memorandum opinion and order approving our applications for approval of the Sprint Merger. These commitments and obligations include, among other things, extensive 5G network build-out commitments, obligations to deliver high-speed wireless services to the vast majority of Americans, including Americans residing in rural areas, and the marketing of an in-home broadband product where spectrum capacity is available. Other commitments relate to national security, pricing, service, employment and support of diversity initiatives. Many of the commitments specify time

Index for Notes to the Condensed Consolidated Financial Statements
frames for compliance and reporting. Failure to fulfill our obligations and commitments in a timely manner could result in substantial fines, penalties, or other legal and administrative actions.

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

On April 1, 2020, in connection with the closing of the Sprint Merger, we assumed the contingencies and litigation matters of Sprint. Those matters include a wide variety of disputes, claims, government agency investigations and enforcement actions, and other proceedings. These matters include, among other things, certain ongoing FCC and state government agency investigations into Sprint’s Lifeline program. In September 2019, Sprint notified the FCC that it had claimed monthly subsidies for serving subscribers, even though these subscribers may not have met usage requirements under Sprint's usage policy for the Lifeline program, due to an inadvertent coding issue in the system used to identify qualifying subscriber usage that occurred in July 2017 while the system was being updated. Sprint has made a number of payments to reimburse the federal government and certain states for excess subsidy payments.

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

Index for Notes to the Condensed Consolidated Financial Statements
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
In addition, in September 2022, a purported Company shareholder filed a derivative action in the Delaware Court of Chancery under the caption Harper v. Sievert et al., Case No. 2022-0819-SG, against our current directors and certain of our former directors, alleging claims for breach of fiduciary duty relating to the Company’s cybersecurity practices. We are also named as a nominal defendant in the lawsuit. On May 31, 2024, the court issued an opinion dismissing the plaintiff’s complaint in its entirety. The plaintiff appealed that decision, and on February 17, 2025, the Delaware Supreme Court affirmed the Court of Chancery’s decision dismissing the complaint. We are unable at this time to predict whether we may be subject to further private litigation relating to the August 2021 cyberattack or the Company’s cybersecurity practices.

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

On June 17, 2022, plaintiffs filed a putative antitrust class action complaint in the Northern District of Illinois, Dale et al. v. Deutsche Telekom AG, et al., Case No. 1:22-cv-03189, against DT, T-Mobile, and SoftBank, alleging that the Sprint Merger violated the antitrust laws and harmed competition in the U.S. retail cell service market. Plaintiffs seek injunctive relief and trebled monetary damages on behalf of a purported class of AT&T and Verizon customers whom plaintiffs allege paid artificially inflated prices due to the Sprint Merger. We are vigorously defending this lawsuit, but we are unable to predict the potential outcome.

Index for Notes to the Condensed Consolidated Financial Statements
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

On February 25, 2025, a purported Company shareholder filed a putative class action and derivative lawsuit in the Delaware Court of Chancery under the caption Palkon v. Deutsche Telekom AG et al., Case No. 2025-0211-PAF, against four DT entities, our current directors, and certain of our former directors, asserting breach of fiduciary duty and unjust enrichment claims relating to our 2022 Stock Repurchase Program and our 2023-2024 Stockholder Return Program. We are also named as a nominal defendant in the lawsuit. We are unable to predict the potential outcome of these claims.

Note 15 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	March 31, 2025	December 31, 2024
Accounts payable	$4,015	$4,242
Property and other taxes, including payroll	1,643	1,524
Payroll and related benefits	680	1,072
Accrued interest	947	905
Other accrued liabilities	615	720
Accounts payable and accrued liabilities	$7,900	$8,463

Book overdrafts included in accounts payable were $228 million and $460 million as of March 31, 2025, and December 31, 2024, respectively.

Supplemental Condensed Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended March 31,
(in millions)	2025	2024
Interest payments, net of amounts capitalized	$934	$896
Operating lease payments	1,214	1,344
Income tax payments	15	7
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	$—	$661
Change in accounts payable and accrued liabilities for purchases of property and equipment	(463)	(894)
Operating lease right-of-use assets obtained in exchange for lease obligations	481	487
Financing lease right-of-use assets obtained in exchange for lease obligations	248	263

Index for Notes to the Condensed Consolidated Financial Statements
Cash and Cash Equivalents, Including Restricted Cash

Cash and cash equivalents, including restricted cash, presented on our Condensed Consolidated Statements of Cash Flows were included on our Condensed Consolidated Balance Sheets as follows:

(in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$12,003	$5,409
Restricted cash (included in Other current assets)	263	231
Restricted cash (included in Other assets)	78	73
Cash and cash equivalents, including restricted cash	$12,344	$5,713

Note 16 – Subsequent Events

Subsequent to March 31, 2025, on April 1, 2025, we completed the joint acquisition of Lumos. See Note 3 - Joint Ventures for additional information.

Subsequent to March 31, 2025, on April 15, 2025, we repaid at maturity $3.0 billion of our 3.500% Senior Notes due 2025.

Subsequent to March 31, 2025, from April 1, 2025, through April 17, 2025, we repurchased 1,975,200 shares of our common stock at an average price per share of $259.09 for a total purchase price of $512 million. See Note 12 - Stockholder Return Program for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and Part II, Item 1A of this Form 10-Q, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

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
•adverse economic, political or market conditions in the U.S. and international markets, including changes resulting from increases in inflation or interest rates, tariffs and trade restrictions, supply chain disruptions, fluctuations in global currencies, immigration policies, and impacts of geopolitical instability, such as the Ukraine-Russia and Israel-Hamas wars and further escalations thereof;
•potential operational delays, higher procurement and operational costs, and regulatory and compliance complexities as a result of changes to trade policies, including higher tariffs, restrictions and other economic disincentives to trade;
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
•laws and regulations relating to the handling of privacy, data protection and artificial intelligence;
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

Investors and others should note that we announce material information to our investors using our investor relations website (https://investor.t-mobile.com), newsroom website (https://t-mobile.com/news), press releases, SEC filings and public conference calls and webcasts. We intend to also use certain social media accounts as a means of disclosing information about us and our services and for complying with our disclosure obligations under Regulation FD (the @TMobileIR X account (https://x.com/TMobileIR), the @MikeSievert X account (https://x.com/MikeSievert) and our Chief Executive Officer’s LinkedIn account (https://www.linkedin.com/in/sievert), both of which Mr. Sievert also uses as a means for personal communications and observations, and the @TMobileCFO X account (https://x.com/tmobilecfo) and our Chief Financial Officer’s LinkedIn account (https://www.linkedin.com/in/peter-osvaldik-3887394), both of which Mr. Osvaldik also uses as a means for personal communication and observations). The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these social media channels in addition to following our press releases, SEC filings and public conference calls and webcasts. The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time as listed on our investor relations website.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025, included in Part I, Item 1 of this Form 10-Q, and audited consolidated financial statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Sprint Merger-Related Costs

As of June 30, 2024, we have incurred substantially all restructuring and integration costs associated with our merger (the “Sprint Merger”) with Sprint Corporation (“Sprint”) and, accordingly, no longer separately disclose Sprint Merger-related costs. The cash payments for the Sprint Merger-related costs incurred extend beyond 2025 and primarily relate to operating leases for which we have recognized accelerated lease expense.

Sprint Merger-related costs were excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA for the three months ended March 31, 2024, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A.

Net cash payments for Sprint Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows and our calculation of Adjusted Free Cash Flow and were $61 million and $293 million for the three months ended March 31, 2025 and 2024, respectively.

Joint Ventures

On April 24, 2024, we entered into a definitive agreement with a fund operated by EQT, Infrastructure VI fund (“Fund VI”), to establish a joint venture between us and Fund VI to acquire Lumos (“Lumos”), a fiber-to-the-home platform, from EQT’s predecessor fund, EQT Infrastructure III. Subsequent to March 31, 2025, on April 1, 2025, we completed the joint acquisition of Lumos, upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals. At closing, we invested $926 million to acquire a 50% equity interest in the joint venture and fiber customers. The funds invested by us will be used to fund future fiber builds. In addition, pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million in 2027 or 2028 under the existing business plan.

On July 18, 2024, we entered into a definitive agreement with KKR & Co. Inc. (“KKR”) to establish a joint venture to acquire Metronet Holdings, LLC and certain of its affiliates (collectively, “Metronet”), a fiber-to-the-home platform. This arrangement is expected to close in mid-2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $4.9 billion to acquire a 50% equity interest in the joint venture and all existing residential fiber customers, as well as funding of the joint venture. We do not anticipate making further capital contributions following the closing under the existing business plan.

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

Acquisition of Ka’ena Corporation

On May 1, 2024 (the “Ka’ena Acquisition Date”), we completed the merger with Ka’ena Corporation and its subsidiaries, including, among others, Mint Mobile LLC (collectively, “Ka’ena”), and as a result, Ka’ena became a wholly owned subsidiary of T-Mobile (the “Ka’ena Acquisition”). The total purchase price is variable, dependent upon specified performance indicators of Ka’ena, and consists of an upfront payment on the Ka’ena Acquisition Date and an earnout payable on August 1, 2026. On the Ka’ena Acquisition Date and in satisfaction of the upfront payment, we transferred $420 million in cash and 3,264,952 shares of T-Mobile common stock valued at $536 million as determined based on its closing market price on April 30, 2024, for a total payment fair value of $956 million. A portion of the upfront payment made on the Ka’ena Acquisition Date was for the settlement of the preexisting wholesale relationship with Ka’ena. The amount of the upfront payment was subject to customary adjustments, and as a result of such adjustments, $17 million of the upfront payment was returned to T-Mobile during the fourth quarter of 2024, which resulted in a commensurate increase in the maximum payable in satisfaction of the earnout.

Based on the adjusted amount paid upfront, up to an additional $420 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout, dependent upon Ka’ena’s achievement of specified performance indicators.

Prior to the Ka’ena Acquisition, Ka’ena was a wholesale partner of the Company for which we recognized service revenues within Wholesale and other service revenues. Upon the closing of the Ka’ena Acquisition, this relationship was effectively terminated, and the Company acquired Ka’ena’s prepaid customer relationships and began to recognize service revenues associated with these customers within Prepaid revenues and operating expenses primarily within Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income subsequent to the Ka’ena Acquisition Date.

For more information regarding the Ka’ena Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of UScellular Wireless Operations

On May 24, 2024, we entered into a securities purchase agreement with United States Cellular Corporation (“UScellular”), Telephone and Data Systems, Inc., and USCC Wireless Holdings, LLC, pursuant to which, among other things, we will acquire substantially all of UScellular’s wireless operations and select spectrum assets for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt through an exchange offer to certain UScellular debtholders prior to closing (the “UScellular Merger”). To the extent any debtholders do not participate in the exchange, their bonds will continue as obligations of UScellular, and the cash portion of the purchase price will be correspondingly increased. The transaction is expected to close in mid-2025, subject to customary closing conditions and receipt of certain regulatory approvals. Upon closing of the transaction, we expect to account for the UScellular transaction as a business combination and to consolidate the acquired operations. We expect this transaction will yield approximately $1.0 billion in total annual run rate cost synergies, including operating expense and capital expenditure synergies, upon integration, with total cost to achieve the integration currently estimated at between $2.2 billion to $2.6 billion.

For more information regarding our acquisition of UScellular’s wireless operations, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Vistar Media Inc.

On December 20, 2024, we entered into an agreement and plan of merger for the acquisition of 100% of the outstanding capital stock of Vistar Media Inc. (“Vistar”), a provider of technology solutions for digital-out-of-home advertisements (the “Vistar Acquisition”).

Upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals, on February 3, 2025 (the “Vistar Acquisition Date”), we completed the Vistar Acquisition, and as a result, Vistar became a wholly owned subsidiary of T-Mobile. In exchange, T-Mobile transferred cash of $621 million.

For more information regarding the Vistar Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Blis Holdco Limited

On February 18, 2025, we entered into a share purchase agreement for the acquisition of 100% of the outstanding capital stock of Blis Holdco Limited (“Blis”), a provider of advertising solutions (the “Blis Acquisition”).

Upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals, on March 3, 2025 (the “Blis Acquisition Date”), we completed the Blis Acquisition, and as a result, Blis became a wholly owned subsidiary of T-Mobile. In exchange, T-Mobile transferred cash of $180 million.

For more information regarding the Blis Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended March 31,		Change
(in millions)	2025	2024	$	%
Revenues
Postpaid revenues	$13,594	$12,631	$963	8%
Prepaid revenues	2,643	2,403	240	10%
Wholesale and other service revenues	688	1,062	(374)	(35)%
Total service revenues	16,925	16,096	829	5%
Equipment revenues	3,704	3,251	453	14%
Other revenues	257	247	10	4%
Total revenues	20,886	19,594	1,292	7%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,602	2,688	(86)	(3)%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,798	4,399	399	9%
Selling, general and administrative	5,488	5,138	350	7%
Depreciation and amortization	3,198	3,371	(173)	(5)%
Total operating expenses	16,086	15,596	490	3%
Operating income	4,800	3,998	802	20%
Other expense, net
Interest expense, net	(916)	(880)	(36)	4%
Other (expense) income, net	(46)	20	(66)	(330)%
Total other expense, net	(962)	(860)	(102)	12%
Income before income taxes	3,838	3,138	700	22%
Income tax expense	(885)	(764)	(121)	16%
Net income	$2,953	$2,374	$579	24%

Statement of Cash Flows Data
Net cash provided by operating activities	$6,847	$5,084	$1,763	35%
Net cash used in investing activities	(3,409)	(1,787)	(1,622)	91%
Net cash provided by (used in) financing activities	3,193	(1,666)	4,859	(292)%
Non-GAAP Financial Measures
Adjusted EBITDA	$8,259	$7,652	$607	8%
Core Adjusted EBITDA	8,258	7,617	641	8%
Adjusted Free Cash Flow	4,396	3,347	1,049	31%

The following discussion and analysis is for the three months ended March 31, 2025, compared to the same period in 2024, unless otherwise stated.

Total revenues increased $1.3 billion, or 7%. The components of these changes are discussed below.

Postpaid revenues increased $963 million, or 8%, primarily from:

•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A; and
•Higher average postpaid accounts.

Prepaid revenues increased $240 million, or 10%, primarily from:

•Higher average prepaid customers, primarily from the prepaid customers acquired through the Ka’ena Acquisition; partially offset by
•Lower prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A.

Wholesale and other service revenues decreased $374 million, or 35%, primarily from:

•Lower MVNO revenues, including the impact from the Ka’ena Acquisition and lower DISH and TracFone MVNO revenues; and
•Lower Affordable Connectivity Program revenues.

Equipment revenues increased $453 million, or 14%, primarily from:

•An increase of $290 million in device sales revenue, primarily from higher average revenue per device sold, net of promotions, primarily driven by an increase in the high-end phone mix, including the impact of higher postpaid device upgrades and lower Assurance Wireless device sales; and
•An increase of $190 million in liquidation revenue, primarily due to an increase in the high-end phone mix and a higher number of liquidated devices.

Other revenues were essentially flat.

Total operating expenses increased $490 million, or 3%. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, decreased $86 million, or 3%, primarily from $107 million in Sprint Merger-related costs related to network decommissioning and integration recognized in the prior year.

Cost of equipment sales, exclusive of depreciation and amortization, increased $399 million, or 9%, primarily from:

•An increase of $253 million in device cost of equipment sales, primarily from higher average cost per device sold, primarily driven by an increase in the high-end phone mix, including the impact of higher postpaid device upgrades and lower Assurance Wireless device sales; and
•An increase of $132 million in liquidation costs, primarily due to an increase in the high-end phone mix and a higher number of liquidated devices.

Selling, general and administrative expenses increased $350 million, or 7%, primarily from:

•Higher payroll and benefit related expenses; and
•Higher costs as a result of the Ka’ena Acquisition.

Depreciation and amortization decreased $173 million, or 5%, primarily from higher depreciation expense from the acceleration of certain technology assets in the prior year.

Operating income, the components of which are discussed above, increased $802 million, or 20%.

Interest expense, net was essentially flat.

Other (expense) income, net was insignificant for both periods.

Income before income taxes, the components of which are discussed above, was $3.8 billion and $3.1 billion for the three months ended March 31, 2025 and 2024, respectively.

Income tax expense increased $121 million, or 16%, primarily from:

•Higher income before income taxes; partially offset by
•An increase in excess tax benefits related to the vesting of restricted stock awards.

Our effective tax rate was 23.0% and 24.4% for the three months ended March 31, 2025 and 2024, respectively.

Net income, the components of which are discussed above, was $3.0 billion and $2.4 billion for the three months ended March 31, 2025 and 2024, respectively.

Net income included Sprint Merger-related costs, net of tax, of $97 million for the three months ended March 31, 2024. There were no Sprint Merger-related costs for the three months ended March 31, 2025.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	March 31, 2025	December 31, 2024
Current assets	$25,719	$16,741
Noncurrent assets	176,706	179,335
Current liabilities	21,866	18,279
Noncurrent liabilities	126,418	122,934
Due to non-guarantors	1,547	1,507
Due to related parties	2,058	2,098

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Total revenues	$20,304	$78,996
Operating income	3,919	14,463
Net income	2,247	8,360
Revenue from non-guarantors	690	2,619
Operating expenses to non-guarantors	615	2,481
Other income (expense) to non-guarantors	3	(116)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	March 31, 2025	December 31, 2024
Current assets	$18,452	$10,970
Noncurrent assets	14,830	14,734
Current liabilities	16,446	12,683
Noncurrent liabilities	96,903	96,145
Due to non-guarantors (1)	18,037	21,371
Due to related parties	2,058	2,098
(1)     The decrease in Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the three months ended March 31, 2025.

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Total revenues	$505	$330
Operating loss	(914)	(3,628)
Net loss	(2,147)	(8,101)
Other expense, net, to non-guarantors	(112)	(584)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	March 31, 2025	December 31, 2024
Current assets	$18,452	$10,970
Noncurrent assets	14,830	14,734
Current liabilities	16,517	12,756
Noncurrent liabilities	93,030	92,278
Due to non-guarantors (1)	9,005	12,318
Due to related parties	2,058	2,098
(1)     The decrease in Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the three months ended March 31, 2025.

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Total revenues	$505	$330
Operating loss	(914)	(3,628)
Net loss	(2,140)	(8,041)
Other expense, net, to non-guarantors	(41)	(257)

Performance Measures

In managing our business and assessing financial performance, we supplement the information provided by our condensed consolidated financial statements with other operating or statistical data and non-GAAP financial measures. These operating and financial measures are utilized by our management to evaluate our operating performance and, in certain cases, our ability to meet liquidity requirements. Although companies in the wireless communications services industry may not define each of these measures in precisely the same way, we believe that these measures facilitate comparisons with other companies in the wireless industry on key operating and financial measures.

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

The following table sets forth the number of ending postpaid accounts:

	As of March 31,		Change
(in thousands)	2025	2024	#	%
Postpaid accounts	31,099	30,015	1,084	4%

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	#	%
Postpaid net account additions	205	218	(13)	(6)%

Postpaid net account additions decreased 13,000, or 6%, for the three months ended March 31, 2025, primarily from higher account deactivations, including the impact from a growing account base and the temporary impact of current year rate plan optimizations, partially offset by higher gross account additions.

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

The following table sets forth the number of ending customers:

	As of March 31,		Change
(in thousands)	2025	2024	#	%
Customers, end of period
Postpaid phone customers	79,508	76,468	3,040	4%
Postpaid other customers	25,947	22,804	3,143	14%
Total postpaid customers	105,455	99,272	6,183	6%
Prepaid customers	25,455	21,600	3,855	18%
Total customers	130,910	120,872	10,038	8%

High Speed Internet customers included in Postpaid other customers were 6,129,000 and 4,634,000 as of March 31, 2025 and 2024, respectively. High Speed Internet customers included in Prepaid customers were 725,000 and 547,000 as of March 31, 2025 and 2024, respectively.

Net Customer Additions (Losses)

The following table sets forth the number of net customer additions (losses):

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	#	%
Net customer additions (losses)
Postpaid phone customers	495	532	(37)	(7)%
Postpaid other customers	842	688	154	22%
Total postpaid customers	1,337	1,220	117	10%
Prepaid customers	45	(48)	93	(194)%
Total net customer additions	1,382	1,172	210	18%

Total net customer additions increased 210,000, or 18%, primarily from:

•Higher postpaid other net customer additions, primarily due to
•Higher net additions from other connected devices;
•Higher net additions from mobile internet devices; and
•Higher net additions from High Speed Internet; partially offset by
•Increased deactivations from a growing customer base; and
•Lower net additions from wearables; and
•Higher prepaid net customer additions, primarily from higher net additions following the Ka’ena Acquisition and lower prepaid to postpaid migrations, partially offset by continued moderation of prepaid industry growth; partially offset by
•Lower postpaid phone net customer additions from higher churn, primarily driven by the temporary impact of current year rate plan optimizations, increased deactivations from a growing customer base and lower prepaid to postpaid migrations, partially offset by higher gross additions.
•High Speed Internet net customer additions included in postpaid other net customer additions were 387,000 and 346,000 for the three months ended March 31, 2025 and 2024, respectively. High Speed Internet net customer additions included in prepaid net customer additions (losses) were 37,000 and 59,000 for the three months ended March 31, 2025 and 2024, respectively.

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
The following table sets forth the churn:

	Three Months Ended March 31,		Change
	2025	2024
Postpaid phone churn	0.91%	0.86%	5 bps
Prepaid churn	2.68%	2.75%	-7 bps

Postpaid phone churn increased 5 basis points, primarily from the temporary impact of current year rate plan optimizations.

Prepaid churn decreased 7 basis points, primarily driven by the inclusion of prepaid customers associated with the Ka’ena Acquisition with lower churn.

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

The following table sets forth our operating measure ARPA:

(in dollars)	Three Months Ended March 31,		Change
	2025	2024	$	%
Postpaid ARPA	$146.22	$140.88	$5.34	4%

Postpaid ARPA increased $5.34, or 4%, primarily from:

•An increase in customers per account, including from the continued adoption of High Speed Internet;
•Higher premium services, primarily high-end rate plans, net of contra-revenues for content included in such plans, and discounts for specific affinity groups, such as 55+, military and first responders; and
•The positive impact from prior year rate plan optimizations; partially offset by
•Increased promotional activity; and
•An increase in total High Speed Internet only accounts.

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

The following table sets forth our operating measure ARPU:

(in dollars)	Three Months Ended March 31,		Change
	2025	2024	$	%
Postpaid phone ARPU	$49.38	$48.79	$0.59	1%
Prepaid ARPU	34.67	37.18	(2.51)	(7)%

Postpaid Phone ARPU

Postpaid phone ARPU increased $0.59, or 1%, primarily from:

•Higher premium services, primarily high-end rate plans, net of contra-revenues for content included in such plans, and discounts for specific affinity groups, such as 55+, military and first responders; and
•The positive impact from prior year rate plan optimizations; partially offset by
•Increased promotional activity, including the success of bundled offerings and continued growth in T-Mobile for Business customers with lower ARPU given large account sizes.

Prepaid ARPU

Prepaid ARPU decreased $2.51, or 7%, primarily from the inclusion of prepaid customers with lower ARPU associated with the Ka’ena Acquisition.

Adjusted EBITDA and Core Adjusted EBITDA

Adjusted EBITDA represents earnings before Interest expense, net of Interest income, Income tax expense, Depreciation and amortization, stock-based compensation and certain expenses, gains and losses, which are not reflective of our ongoing operating performance (“Special Items”). Special Items include Sprint Merger-related costs, UScellular Merger-related costs, certain legal-related expenses, restructuring costs not directly attributable to the Sprint Merger or UScellular Merger (including severance), and other non-core gains and losses. Core Adjusted EBITDA represents Adjusted EBITDA less device lease revenues. Adjusted EBITDA margin represents Adjusted EBITDA divided by Service revenues. Core Adjusted EBITDA margin represents Core Adjusted EBITDA divided by Service revenues.

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

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2025	2024	$	%
Net income	$2,953	$2,374	$579	24%
Adjustments:
Interest expense, net	916	880	36	4%
Other expense (income), net	46	(20)	66	(330)%
Income tax expense	885	764	121	16%
Operating income	4,800	3,998	802	20%
Depreciation and amortization	3,198	3,371	(173)	(5)%
Stock-based compensation (1)	168	140	28	20%
Sprint Merger-related costs	—	130	(130)	(100)%
UScellular Merger-related costs (2)	14	—	14	NM
Legal-related expenses, net (3)	6	—	6	NM
Other, net (4)	73	13	60	462%
Adjusted EBITDA	8,259	7,652	607	8%
Lease revenues	(1)	(35)	34	(97)%
Core Adjusted EBITDA	$8,258	$7,617	$641	8%
Net income margin (Net income divided by Service revenues)	17%	15%		200 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	49%	48%		100 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	49%	47%		200 bps
(1)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense on the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Sprint Merger have been included in Sprint Merger-related costs.
(2)UScellular Merger-related costs generally include pre-merger consulting and legal fees.
(3)Legal-related expenses, net, consists of the settlement of certain litigation and compliance costs associated with the August 2021 cyberattack and is presented net of insurance recoveries.
(4)Other, net, primarily consists of certain severance, restructuring and other expenses, gains and losses, not directly attributable to the Sprint Merger or UScellular Merger, which are not reflective of T-Mobile’s core business activities and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA.
NM - Not meaningful

Core Adjusted EBITDA increased $641 million, or 8%, for the three months ended March 31, 2025. The components comprising Core Adjusted EBITDA are discussed further above.

The increase was primarily from:

•Higher Total service revenues; and
•Higher Equipment revenues, excluding lease revenues; partially offset by
•Higher Cost of equipment sales; and
•Higher Selling, general and administrative expenses, excluding Special Items.

Adjusted EBITDA increased $607 million, or 8%, for the three months ended March 31, 2025, primarily due to the increase in Core Adjusted EBITDA, discussed above, partially offset by lower lease revenues, which decreased $34 million for the three months ended March 31, 2025.

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

Cash Flows

The following is a condensed schedule of our cash flows:

	Three Months Ended March 31,		Change
(in millions)	2025	2024	$	%
Net cash provided by operating activities	$6,847	$5,084	$1,763	35%
Net cash used in investing activities	(3,409)	(1,787)	(1,622)	91%
Net cash provided by (used in) financing activities	3,193	(1,666)	4,859	(292)%

Operating Activities

Net cash provided by operating activities increased $1.8 billion, or 35%, primarily from:

•A $1.1 billion decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Accounts payable and accrued liabilities, Accounts receivable and Short- and long-term operating lease liabilities, partially offset by higher use of cash from Inventory, Equipment installment plan receivables and Other current and long-term assets; and
•A $663 million increase in Net income, adjusted for non-cash income and expenses.
•Net cash provided by operating activities includes the impact of the Pledge Amendments as described below.
•Net cash provided by operating activities includes the impact of $61 million and $293 million in net payments for Sprint Merger-related costs for the three months ended March 31, 2025 and 2024, respectively.

Investing Activities

Net cash used in investing activities increased $1.6 billion, or 91%. The use of cash was primarily from:

•$2.5 billion in Purchases of property and equipment, including capitalized interest, from the continued build-out of our nationwide 5G network; and
•$727 million of cash consideration, net of cash acquired, related to our acquisitions of Vistar and Blis.

Financing Activities

Net cash provided by financing activities increased $4.9 billion from a net use of cash for the three months ended March 31, 2024, to a net source of cash for the three months ended March 31, 2025. The net source of cash was primarily from:

•$7.8 billion in Proceeds from issuance of long-term debt; partially offset by
•$2.5 billion in Repurchases of common stock;
•$1.0 billion in Dividends on common stock;
•$479 million in Repayments of long-term debt;
•$315 million in Repayments of financing lease obligations; and
•$272 million in Tax withholdings on share-based awards.

Cash and Cash Equivalents

As of March 31, 2025, our Cash and cash equivalents were $12.0 billion compared to $5.4 billion at December 31, 2024.

Adjusted Free Cash Flow

Adjusted Free Cash Flow represents Net cash provided by operating activities less cash payments for Purchases of property and equipment, plus Proceeds related to beneficial interests in securitization transactions. Adjusted Free Cash Flow is a non-GAAP financial measure utilized by management, investors and analysts of our financial information to evaluate cash available to pay debt, repurchase shares, pay dividends and provide further investment in the business. Adjusted Free Cash Flow margin is calculated as Adjusted Free Cash Flow divided by Service revenues. Adjusted Free Cash Flow margin is utilized by management, investors, and analysts to evaluate the Company’s ability to convert service revenue efficiently into cash available to pay debt, repurchase shares, pay dividends and provide further investment in the business.

The table below provides a reconciliation of Adjusted Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2025	2024	$	%
Net cash provided by operating activities	$6,847	$5,084	$1,763	35%
Cash purchases of property and equipment, including capitalized interest	(2,451)	(2,627)	176	(7)%
Proceeds related to beneficial interests in securitization transactions	—	890	(890)	(100)%
Adjusted Free Cash Flow	$4,396	$3,347	$1,049	31%
Net cash provided by operating activities margin (Net cash provided by operating activities divided by Service revenues)	40%	32%		800 bps
Adjusted Free Cash Flow margin (Adjusted Free Cash Flow divided by Service revenues)	26%	21%		500 bps

Adjusted Free Cash Flow increased $1.0 billion, or 31%, for the three months ended March 31, 2025, primarily from:

•Higher Net cash provided by operating activities, as described above; and
•Lower Cash purchases of property and equipment, including capitalized interest, driven by planned timing of capital purchases; partially offset by
•Proceeds related to beneficial interests in securitization transactions recognized in the prior year.
•Adjusted Free Cash Flow includes the impact of $61 million and $293 million for the three months ended March 31, 2025 and 2024, respectively, in net payments for Sprint Merger-related costs.

During the three months ended March 31, 2025 and 2024, there were no significant net cash proceeds from securitization.

On October 22, 2024, we executed amendments (the “Pledge Amendments”) to the EIP Sale Arrangement and the Service Receivable Sale Arrangement (as discussed in Note 5 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements). Following the effective date of the Pledge Amendments of November 1, 2024, all cash proceeds associated with the sale of such receivables, a portion of which, prior to November 1, 2024, were recognized as Proceeds related to beneficial interests in securitization transactions within Net cash used in investing activities on our Condensed Consolidated Statements of Cash Flows, were recognized as operating cash flows. The Pledge Amendments did not have a net impact on Adjusted Free Cash Flow.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $7.5 billion. As of March 31, 2025, there was no outstanding balance under the Revolving Credit Facility.

We maintain an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements and proceeds are expected to be used for general corporate purposes. As of March 31, 2025, there was no outstanding balance under this program.

Debt Financing

On January 31, 2025, our wholly owned subsidiary, T-Mobile USA, Inc., entered into a credit agreement with certain financial institutions, backed by an Export Credit Agency (the “ECA Facility”), providing for a loan of up to $1.0 billion. On March 17, 2025, we drew down the full $1.0 billion available under the ECA Facility and recognized the net proceeds within Proceeds from issuance of long-term debt on our Condensed Consolidated Statements of Cash Flows.

As of March 31, 2025, our total debt and financing lease liabilities were $88.0 billion, excluding our tower obligations, of which $77.5 billion was classified as long-term debt and $1.1 billion was classified as long-term financing lease liabilities.

During the three months ended March 31, 2025, we issued long-term debt for net proceeds of $7.8 billion, including proceeds from the ECA Facility, and repaid short-term debt with an aggregate principal amount of $479 million.

Subsequent to March 31, 2025, on April 15, 2025, we repaid at maturity $3.0 billion of our 3.500% Senior Notes due 2025.

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

We anticipate that the remaining deferred licenses from the second tranche of $604 million will close in the second quarter of 2025.

The parties have agreed that each of the closings will occur within 180 days after the receipt of the applicable required regulatory approvals, and payment of each portion of the aggregate $3.5 billion purchase price will occur no later than 40 days after the date of each respective closing.

On September 12, 2023, we entered into a License Purchase Agreement with Comcast (the “Comcast License Purchase Agreement”) pursuant to which we will acquire spectrum in the 600 MHz band from Comcast in exchange for total cash consideration of between $1.2 billion and $3.3 billion, subject to an application for FCC approval. The licenses are subject to an exclusive leasing arrangement between us and Comcast entered into contemporaneously with the Comcast License Purchase Agreement. On January 13, 2025, we and Comcast entered into an amendment to the Comcast License Purchase Agreement pursuant to which we will acquire additional spectrum. Subsequent to the amendment, the total cash consideration for the transaction is between $1.2 billion and $3.4 billion. We anticipate the closing will occur in the first half of 2028.

On September 10, 2024, we entered into a License Purchase Agreement with N77 License Co LLC (“Buyer”), pursuant to which Buyer has the option to purchase all or a portion of our remaining 3.45 GHz spectrum licenses in exchange for a range of cash consideration, with the specific licenses sold to be determined based upon the amount of committed financing raised by Buyer. As of March 31, 2025, $1.8 billion of the associated licenses have been classified as held for sale at cost and presented in Other current assets on our Condensed Consolidated Balance Sheets. The transaction is subject to receipt of regulatory approvals and is expected to close in the second quarter of 2025. The closing of this transaction is not expected to have a material impact on our Condensed Consolidated Statements of Comprehensive Income.

Lumos Joint Venture

On April 24, 2024, we entered into a definitive agreement with Fund VI to establish a joint venture between us and Fund VI to acquire Lumos from EQT’s predecessor fund, EQT Infrastructure III. Subsequent to March 31, 2025, on April 1, 2025, we completed the joint acquisition of Lumos. At closing, we invested $926 million to acquire a 50% equity interest in the joint venture and fiber customers. The funds invested by us will be used to fund future fiber builds. In addition, pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million in 2027 or 2028 under the existing business plan.

For more information regarding the Lumos joint venture, see Note 3 – Joint Ventures of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Ka’ena Corporation

On May 1, 2024, we completed the Ka’ena Acquisition. The total purchase price is variable, dependent upon specified performance indicators of Ka’ena, and consists of an upfront payment on the Ka’ena Acquisition Date and an earnout payable on August 1, 2026.

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

Acquisition of UScellular Wireless Operations

On May 24, 2024, we entered into a securities purchase agreement with UScellular pursuant to which, among other things, we will acquire substantially all of UScellular’s wireless operations and select spectrum assets for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt through an exchange offer to certain UScellular debtholders prior to closing. To the extent any debtholders do not participate in the exchange, their bonds will continue as obligations of UScellular, and the cash portion of the purchase price will be correspondingly increased. The transaction is expected to close in mid-2025, subject to customary closing conditions and receipt of certain regulatory approvals.

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

Metronet Joint Venture

On July 18, 2024, we entered into a definitive agreement with KKR to establish a joint venture to acquire Metronet. This arrangement is expected to close in mid-2025, subject to customary closing conditions and regulatory approvals. At closing, we expect to invest approximately $4.9 billion to acquire a 50% equity interest in the joint venture and all existing residential fiber customers, as well as funding of the joint venture. We do not anticipate making further capital contributions following the closing under the existing business plan.

For more information regarding the Metronet joint venture, see Note 3 – Joint Ventures of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Vistar Media Inc.

Upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals, on February 3, 2025, we completed the Vistar Acquisition, and as a result, Vistar became a wholly owned subsidiary of T-Mobile. In exchange, T-Mobile transferred cash of $621 million.

For more information regarding the Vistar Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Blis Holdco Limited

Upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals, on March 3, 2025, we completed the Blis Acquisition, and as a result, Blis became a wholly owned subsidiary of T-Mobile. In exchange, T-Mobile transferred cash of $180 million.

For more information regarding the Blis Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of March 31, 2025, we derecognized net receivables of $1.6 billion upon sale through these arrangements.

For more information regarding these off-balance sheet arrangements, see Note 5 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

Future Sources and Uses of Liquidity

We may seek additional sources of liquidity, including through the issuance of additional debt, to continue to opportunistically acquire spectrum licenses or other long-lived assets in private party transactions, make strategic investments, repurchase shares, pay dividends or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for acquisitions of businesses, spectrum and other long-lived assets, or for any potential stockholder returns, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months, as well as our longer-term liquidity needs. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption of debt, tower obligations, share repurchases, and dividend payments.

We determine future liquidity requirements for operations, capital expenditures, share repurchases and dividend payments based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum or repurchase shares. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses to comply with the Government Commitments (as defined below), and we have incurred all of the remaining restructuring and integration costs associated with the Sprint Merger, with the cash expenditures for the Sprint Merger-related costs extending beyond 2024. There are a number of additional risks and uncertainties that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of March 31, 2025.

Financing Lease Facilities

We have uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. We expect to enter into up to a total of $1.2 billion in financing lease commitments during the year ending December 31, 2025. As of March 31, 2025, we have entered into $10.2 billion of financing leases under these financing lease facilities, of which $243 million was executed during the three months ended March 31, 2025.

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

Stockholder Returns

On December 13, 2024, we announced that our Board of Directors authorized our 2025 Stockholder Return Program of up to $14.0 billion that will run through December 31, 2025. The 2025 Stockholder Return Program consists of repurchases of shares of our common stock and the payment of cash dividends. The declaration and payment of all dividends is subject to the discretion of our Board of Directors and will depend on financial and legal requirements and other considerations. The amount available under the 2025 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared and paid by us.

The 2025 Stockholder Return Program is consistent with the Company’s capital allocation framework outlined during its Capital Markets Day in September 2024. As discussed at Capital Markets Day, the Company expects its business plan to support approximately $80.0 billion in investments and capital returns between September 18, 2024, and the end of 2027. The Company currently plans to allocate such funds as follows:

•Up to $50.0 billion for share repurchases and cash dividends, which includes the 2025 Stockholder Return Program;
•Approximately $19.0 billion in a discretionary and flexible envelope for potential activities, which may include de-levering, investments in our core business, strategic investments, and/or additional capital returns to stockholders beyond the $50.0 billion initial allocation; and
•Approximately $11.0 billion for announced transactions, including the acquisitions closed during the three months ended March 31, 2025. See Note 2 - Business Combinations, Note 3 - Joint Ventures and Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets for additional information.

On November 21, 2024, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which was paid on March 13, 2025, to stockholders of record as of the close of business on February 28, 2025.

On February 6, 2025, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which will be paid on June 12, 2025, to stockholders of record as of the close of business on May 30, 2025.

During the three months ended March 31, 2025, we paid an aggregate of $1.0 billion in cash dividends to our stockholders, which was presented within Net cash provided by (used in) financing activities on our Condensed Consolidated Statements of Cash Flows. As of March 31, 2025, $993 million for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2025, we repurchased 10,091,227 shares of our common stock at an average price per share of $244.77 for a total purchase price of $2.5 billion under the 2025 Stockholder Return Program. As of March 31, 2025, we had up to $10.5 billion remaining under the 2025 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2025.

Subsequent to March 31, 2025, from April 1, 2025, through April 17, 2025, we repurchased 1,975,200 shares of our common stock at an average price per share of $259.09 for a total purchase price of $512 million under the 2025 Stockholder Return Program. As of April 17, 2025, we had up to $10.0 billion remaining under the 2025 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2025.

For additional information regarding the 2025 Stockholder Return Program, see Note 12 – Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements.

Related Party Transactions

We have related party transactions associated with DT, SoftBank or their respective affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of April 17, 2025, DT and SoftBank held, directly or indirectly, approximately 51.8% and 7.5%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 40.7% of the outstanding T-Mobile common stock held by other stockholders. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank, DT has voting control, as of April 17, 2025, over approximately 59.0% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended March 31, 2025, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended March 31, 2025, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to seven customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH, Golgohar Trade and Technology GmbH, International Trade and Industrial Technology ITRITEC GmbH, The Airline of the Islamic Republic of Iran and Kara Industrial Trading GmbH. These services are in the process of being terminated, in particular by undertaking appropriate legal steps before German courts. For the three months ended March 31, 2025, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular, Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended March 31, 2025, were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended March 31, 2025, SoftBank had no gross revenues from such services, and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended March 31, 2025, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenues and net profit generated by such services during the three months ended March 31, 2025, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

Critical Accounting Estimates

Preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, and which are hereby incorporated by reference herein.

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
As of March 31, 2025, we held €4.8 billion in EUR-denominated Senior Notes, which are subject to foreign currency exchange rate fluctuations. We have entered into cross-currency swap agreements that qualify and have been designated as fair value hedges of our EUR-denominated debt, mitigating our exposure to foreign currency transaction gains and losses. We do not foresee significant changes in the strategies used to manage market risk in the near future.

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

Item 1A. Risk Factors

Other than the updated risk factors below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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
•to the extent any acquired business has any international operations, potential exposures to risks associated with maintaining and expanding such operations, including unfavorable and uncertain regulatory, political, economic, tax and labor conditions;
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

Additionally, in connection with our Sprint Merger and related transactions, including the acquisition by DISH Network Corporation (“DISH”) of certain prepaid wireless business (the “Prepaid Transaction”), we agreed to fulfill various government commitments (the “Government Commitments”), including, among others, extensive 5G network build-out, delivering high-speed wireless services to the vast majority of Americans and marketing our in-home fixed wireless product to households where spectrum capacity is sufficient, as well as commitments related to national security, pricing and availability of rate plans. These Government Commitments materially increased our compliance obligations and could result in additional expenses and/or penalties in the future. In connection with the Prepaid Transaction, we and DISH entered into certain arrangements, including a Master Network Services Agreement (the “MNSA”), pursuant to which we provide DISH, for a period of seven years, network services for certain end users and infrastructure mobile network operator services to assist in the access and integration of the DISH network.

Any failure to fulfill our obligations under the Government Commitments and the MNSA in a timely manner could result in substantial fines, penalties, or other legal and administrative actions, liabilities, and reputational harm.

Economic, political and market conditions may adversely affect our business, financial condition, and operating results.

Our business, financial condition, and operating results are affected by changes in general economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, economic growth, tariffs and trade restrictions, fluctuations in global currencies, immigration policies, energy costs, rates of inflation (or concerns about deflation), supply chain disruptions, impacts of current geopolitical conflict or instability, such as the Ukraine-Russia and Israel-Hamas wars and further escalations thereof, and other macroeconomic factors.

The wireless industry, broadly, is dependent on population growth, including growth in the immigrant population. As a result, we expect the wireless industry’s customer growth rate to be moderate in comparison with historical growth rates, leading to ongoing competition for customers. In addition, the Government Commitments place certain limitations on our ability to increase prices, which limits our ability to pass along growing costs to customers. Rising prices for goods, services, and labor due to inflation, including inflation resulting from higher tariffs, restrictions and other economic disincentives to trade, could adversely impact our margins and/or growth.

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

Changes to trade policies, including higher tariffs, restrictions and other economic disincentives to trade, may lead to operational delays, higher procurement and operational costs, and regulatory and compliance complexities, resulting in supply chain disruptions and higher prices and lower demand for devices and services we sell.

As a provider of telecommunications services, we depend on suppliers to provide us, directly or through other suppliers, with items such as equipment for our network, handsets, tablets, accessories, other mobile communication devices, other components and raw materials. Changes or proposed changes in U.S. or other countries’ trade policies that result in higher tariffs, restrictions and other economic disincentives to international trade may materially increase the costs we incur in developing, deploying and maintaining our network and offering products and services to our customers. A certain portion of the increased costs may be absorbed by certain suppliers, but some suppliers may struggle to absorb the increased costs, especially over the long term, potentially leading to supply disruptions or cost pass-throughs to us, which may lead to us increasing the prices we charge our customers. In addition, rapid changes in trade policies may negatively affect procurement timelines and supplier relationships and may introduce new compliance requirements. We may face potential delays in sourcing critical equipment due to customs clearance and supply chain bottlenecks, and material changes to cost structures could pressure our expenses and customer pricing.

Our attempts to mitigate potential disruptions to our supply chain and offset procurement and operational cost pressures, such as through alternative sourcing and/or increases in the selling prices of some of our products and services, may not be successful. Higher product or service prices for our customers may make it more difficult to attract new customers or cause increases in customer churn. Furthermore, we may not be able to offset any cost increases through productivity and cost-saving initiatives. To the extent that cost increases result in significant increases in our expenditures, or if our price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if our revenues decrease, our business, financial condition or operating results may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended March 31, 2025:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1, 2025 - January 31, 2025	3,738,729	$219.27	3,738,729	$13,184
February 1, 2025 - February 28, 2025	3,222,490	257.63	3,222,490	12,354
March 1, 2025 - March 31, 2025	3,130,008	261.98	3,130,008	10,531
Total	10,091,227		10,091,227
(1)    On December 13, 2024, we announced that our Board of Directors authorized a stockholder return program for up to $14.0 billion that will run through December 31, 2025. The amounts presented represent the remaining dollar amount authorized for purchase under the 2025 Stockholder Return Program, as applicable, as of the end of the period, which has been reduced by the amount of any cash dividends declared and paid by the Company.

See Note 12 – Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements for more information about our 2025 Stockholder Return Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 20, 2025, Mark W. Nelson, the Company’s Executive Vice President and General Counsel, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell all of the shares of the Company’s common stock he will acquire on February 17, 2026, upon the vesting of certain time-based restricted stock unit awards and performance-based restricted stock unit awards (“PRSUs”), up to a total of 42,525 shares assuming PRSUs will vest at maximum value, subject to certain conditions. The duration of this trading plan is 372 days.

On March 4, 2025, Peter Osvaldik, the Company’s Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 10,000 shares of the Company’s common stock, subject to certain conditions. The duration of this trading plan is 336 days.

On March 6, 2025, Deeanne King, the Company’s Executive Vice President and Chief People Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 18,628 shares of the Company’s common stock, subject to certain conditions. The duration of this trading plan is 366 days.

On March 10, 2025, Jonathan Freier, the Company’s President, Consumer Group, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 21,155 shares of the Company’s common stock, subject to certain conditions. The duration of this trading plan is 296 days.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.1	Twenty-Second Supplemental Indenture, dated as of February 11, 2025, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.150% Senior Note due 2032.	8-K	2/11/2025	4.2
4.2	Twenty-Third Supplemental Indenture, dated as of February 11, 2025, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.500% Senior Note due 2037.	8-K	2/11/2025	4.3
4.3	Twenty-Fourth Supplemental Indenture, dated as of February 11, 2025, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.800% Senior Note due 2045.	8-K	2/11/2025	4.4
4.4	Twenty-Fifth Supplemental Indenture, dated as of March 10, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	POSASR	3/24/2025	4.8
4.5	Twenty-Sixth Supplemental Indenture, dated as of March 27, 2025, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.125% Senior Note due 2032.	8-K	3/27/2025	4.2
4.6	Twenty-Seventh Supplemental Indenture, dated as of March 27, 2025, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.300% Senior Note due 2035.	8-K	3/27/2025	4.3
4.7	Twenty-Eighth Supplemental Indenture, dated as of March 27, 2025, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.875% Senior Note due 2055.	8-K	3/27/2025	4.4
4.8	Twenty-Fifth Supplemental Indenture, dated as of March 10, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.				X
4.9	Fifty-First Supplemental Indenture, dated as of March 10, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.				X
10.1*	Form of LTI Award Letter Amendment				X
10.2*	Compensation Term Sheet, dated as of March 18, 2025, by and between T-Mobile US, Inc. and Michael J. Katz.				X
10.3
Guarantee Assumption Agreement, dated as of March 10, 2025, by and among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.
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

T-MOBILE US, INC.

April 24, 2025	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)