Form 10-Q
period 2025-06-30
T-Mobile US, Inc.
filed 2025-07-23
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 18, 2025
Common Stock, par value $0.00001 per share	1,125,419,038

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended June 30, 2025

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$10,259	$5,409
Accounts receivable, net of allowance for credit losses of $172 and $176	4,598	4,276
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $625 and $656	4,226	4,379
Inventory	1,690	1,607
Prepaid expenses	1,125	880
Other current assets	4,874	1,853
Total current assets	26,772	18,404
Property and equipment, net	37,481	38,533
Operating lease right-of-use assets	24,735	25,398
Financing lease right-of-use assets	3,105	3,091
Goodwill	13,460	13,005
Spectrum licenses	95,928	100,558
Other intangible assets, net	2,438	2,512
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $151 and $158	1,975	2,209
Other assets	6,749	4,325
Total assets	$212,643	$208,035
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$7,802	$8,463
Short-term debt	6,408	4,068
Deferred revenue	1,217	1,222
Short-term operating lease liabilities	3,343	3,281
Short-term financing lease liabilities	1,157	1,175
Other current liabilities	2,175	1,965
Total current liabilities	22,102	20,174
Long-term debt	75,018	72,700
Long-term debt to affiliates	1,497	1,497
Tower obligations	3,603	3,664
Deferred tax liabilities	18,468	16,700
Operating lease liabilities	25,646	26,408
Financing lease liabilities	1,188	1,151
Other long-term liabilities	4,014	4,000
Total long-term liabilities	129,434	126,120
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,274,176,396 and 1,271,074,364 shares issued, 1,127,450,618 and 1,144,579,681 shares outstanding	—	—
Additional paid-in capital	69,008	68,798
Treasury stock, at cost, 146,725,778 and 126,494,683 shares	(25,569)	(20,584)
Accumulated other comprehensive loss	(908)	(857)
Retained earnings	18,576	14,384
Total stockholders' equity	61,107	61,741
Total liabilities and stockholders' equity	$212,643	$208,035
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2025	2024	2025	2024
Revenues
Postpaid revenues	$14,078	$12,899	$27,672	$25,530
Prepaid revenues	2,643	2,592	5,286	4,995
Wholesale and other service revenues	717	938	1,405	2,000
Total service revenues	17,438	16,429	34,363	32,525
Equipment revenues	3,439	3,106	7,143	6,357
Other revenues	255	237	512	484
Total revenues	21,132	19,772	42,018	39,366
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,717	2,664	5,319	5,352
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,659	4,088	9,457	8,487
Selling, general and administrative	5,397	5,142	10,885	10,280
Depreciation and amortization	3,146	3,248	6,344	6,619
Total operating expenses	15,919	15,142	32,005	30,738
Operating income	5,213	4,630	10,013	8,628
Other expense, net
Interest expense, net	(922)	(854)	(1,838)	(1,734)
Other (expense) income, net	(11)	(8)	(57)	12
Total other expense, net	(933)	(862)	(1,895)	(1,722)
Income before income taxes	4,280	3,768	8,118	6,906
Income tax expense	(1,058)	(843)	(1,943)	(1,607)
Net income	$3,222	$2,925	$6,175	$5,299

Net income	$3,222	$2,925	$6,175	$5,299
Other comprehensive income (loss), net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $16, $15, $32 and $30	47	43	93	86
Gains (losses) on fair value hedges, net of tax effect of $13, $(10), $(48) and $(10)	37	(30)	(140)	(30)
Unrealized loss on foreign currency translation adjustment, net of tax effect of $0, $0, $0 and $0	(1)	—	(1)	—
Amortization of actuarial gain, net of tax effect of $(1), $(1), $(1) and $(3)	(2)	(4)	(3)	(9)
Other comprehensive income (loss)	81	9	(51)	47
Total comprehensive income	$3,303	$2,934	$6,124	$5,346
Earnings per share
Basic	$2.84	$2.50	$5.43	$4.50
Diluted	$2.84	$2.49	$5.42	$4.49
Weighted-average shares outstanding
Basic	1,132,760,465	1,170,025,862	1,136,627,715	1,177,662,179
Diluted	1,134,846,966	1,172,447,353	1,139,770,739	1,180,929,879
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Operating activities
Net income	$3,222	$2,925	$6,175	$5,299
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,146	3,248	6,344	6,619
Stock-based compensation expense	200	164	386	304
Deferred income tax expense	937	747	1,708	1,462
Bad debt expense	265	255	588	537
Losses from sales of receivables	19	25	41	46
Changes in operating assets and liabilities
Accounts receivable	(338)	(1,286)	(431)	(1,702)
Equipment installment plan receivables	65	155	89	432
Inventory	264	221	(54)	391
Operating lease right-of-use assets	883	872	1,738	1,728
Other current and long-term assets	(671)	(416)	(661)	(256)
Accounts payable and accrued liabilities	107	38	(161)	(1,696)
Short- and long-term operating lease liabilities	(886)	(1,148)	(1,784)	(2,165)
Other current and long-term liabilities	(82)	(360)	(170)	(532)
Other, net	(139)	81	31	138
Net cash provided by operating activities	6,992	5,521	13,839	10,605
Investing activities
Purchases of property and equipment, including capitalized interest of $(10) $(8), $(20) and $(17)	(2,396)	(2,040)	(4,847)	(4,667)
Purchases of spectrum licenses and other intangible assets, including deposits	(842)	(156)	(915)	(217)
Proceeds from the sale of property, equipment and intangible assets	2,066	7	2,073	23
Proceeds related to beneficial interests in securitization transactions	—	958	—	1,848
Acquisition of companies, net of cash acquired	1	(390)	(726)	(390)
Investments in unconsolidated affiliates, net	(908)	—	(983)	—
Other, net	520	(57)	430	(62)
Net cash used in investing activities	(1,559)	(1,678)	(4,968)	(3,465)
Financing activities
Proceeds from issuance of long-term debt, net	(6)	2,136	7,768	5,609
Repayments of financing lease obligations	(331)	(351)	(646)	(678)
Repayments of long-term debt	(3,257)	(2,723)	(3,736)	(2,946)
Repurchases of common stock	(2,555)	(2,387)	(5,049)	(5,981)
Dividends on common stock	(996)	(759)	(1,999)	(1,528)
Tax withholdings on share-based awards	(30)	(16)	(302)	(208)
Other, net	(30)	(34)	(48)	(68)
Net cash used in financing activities	(7,205)	(4,134)	(4,012)	(5,800)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	13	—	13	—
Change in cash and cash equivalents, including restricted cash	(1,759)	(291)	4,872	1,340
Cash and cash equivalents, including restricted cash
Beginning of period	12,344	6,938	5,713	5,307
End of period	$10,585	$6,647	$10,585	$6,647
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except share and per share amounts)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance as of March 31, 2025	1,137,339,578	136,598,154	$(23,085)	$68,837	$(989)	$16,342	$61,105
Net income	—	—	—	—	—	3,222	3,222
Dividends declared ($0.88 per share)	—	—	—	—	—	(988)	(988)
Other comprehensive income	—	—	—	—	81	—	81
Stock-based compensation	—	—	—	203	—	—	203
Issuance of vested restricted stock units	346,929	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(116,966)	—	—	(29)	—	—	(29)
Repurchases of common stock	(10,148,791)	10,148,791	(2,486)	—	—	—	(2,486)
Other, net	29,868	(21,167)	2	(3)	—	—	(1)
Balance as of June 30, 2025	1,127,450,618	146,725,778	$(25,569)	$69,008	$(908)	$18,576	$61,107

Balance as of December 31, 2024	1,144,579,681	126,494,683	$(20,584)	$68,798	$(857)	$14,384	$61,741
Net income	—	—	—	—	—	6,175	6,175
Dividends declared ($1.76 per share)	—	—	—	—	—	(1,983)	(1,983)
Other comprehensive loss	—	—	—	—	(51)	—	(51)
Stock-based compensation	—	—	—	380	—	—	380
Stock issued for employee stock purchase plan	712,672	—	—	125	—	—	125
Issuance of vested restricted stock units	3,452,648	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,125,572)	—	—	(302)	—	—	(302)
Repurchases of common stock	(20,240,018)	20,240,018	(4,981)	—	—	—	(4,981)
Other, net	71,207	(8,923)	(4)	7	—	—	3
Balance as of June 30, 2025	1,127,450,618	146,725,778	$(25,569)	$69,008	$(908)	$18,576	$61,107
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

The condensed consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, variable interest entities (“VIEs”) for which we are deemed to be the primary beneficiary and VIEs which cannot be deconsolidated, such as those related to our tower obligations as discussed in Note 9 - Tower Obligations. Intercompany transactions and balances have been eliminated in consolidation. Investments in entities that we do not control but have significant influence are accounted for under the equity method. We record our proportionate share of our equity method investees’ earnings within Other (expense) income, net on our Condensed Consolidated Statements of Comprehensive Income.

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

Upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals, on May 1, 2024 (the “Ka’ena Acquisition Date”), we completed the Ka’ena Acquisition, and as a result, Ka’ena became a wholly owned subsidiary of T-Mobile. Concurrently, and as agreed upon through the Merger and Unit Purchase Agreement, T-Mobile and Ka’ena entered into certain separate transactions, including the effective settlement of the preexisting wholesale arrangement between T-Mobile and Ka’ena and agreements with certain of the sellers to provide services to T-Mobile during the post-acquisition period.

In accordance with the terms of the Merger and Unit Purchase Agreement, the total purchase price was variable, dependent upon specified performance indicators of Ka’ena, and consists of an upfront payment on the Ka’ena Acquisition Date and an earnout payable on August 1, 2026. On June 30, 2025, we amended the Merger and Unit Purchase Agreement to set the calculation of the earnout as the difference between the maximum purchase price of $1.35 billion and the upfront payment, as adjusted, and removed the requirement for Ka’ena to achieve specified performance indicators.

As of June 30, 2025, and December 31, 2024, $236 million and $202 million of liabilities for deferred consideration, respectively, and $137 million and $80 million of liabilities for post-acquisition services, respectively, were presented within Other long-term liabilities on our Condensed Consolidated Balance Sheets.

Fair Value of Assets Acquired and Liabilities Assumed

We accounted for the Ka’ena Acquisition as a business combination. The identifiable assets acquired and liabilities assumed from Ka’ena were recorded at their fair values as of the Ka’ena Acquisition Date and consolidated with those of T-Mobile. Assigning fair values to the assets acquired and liabilities assumed at the Ka’ena Acquisition Date required the use of judgment regarding estimates and assumptions. For the fair values of the assets acquired and liabilities assumed, we used the cost and income approaches.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the assigned fair values for each class of assets acquired and liabilities assumed at the Ka’ena Acquisition Date, as adjusted during the measurement period, which closed on April 30, 2025, based on information identified after the Ka’ena Acquisition Date. We retained the services of certified valuation specialists to assist with assigning values to certain acquired assets.

(in millions)	May 1, 2024
Cash and cash equivalents	$24
Accounts receivable	34
Inventory	3
Prepaid expenses	5
Other current assets	10
Property and equipment	1
Operating lease right-of-use assets	2
Goodwill	777
Other intangible assets	740
Other assets	51
Total assets acquired	1,647
Accounts payable and accrued liabilities	42
Deferred revenue	297
Short-term operating lease liabilities	1
Deferred tax liabilities	83
Operating lease liabilities	2
Other long-term liabilities	81
Total liabilities assumed	506
Total consideration transferred	$1,141

Intangible Assets

Goodwill with an assigned value of $777 million represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed. The assigned goodwill recognized includes expected growth in customers and service revenues to be achieved from the operations of the combined company, the assembled workforce of Ka’ena and intangible assets that do not qualify for separate recognition. Of the total amount of assigned goodwill resulting from the Ka’ena Acquisition of $777 million, the amount deductible for tax purposes is $121 million. All of the goodwill acquired is allocated to the Wireless reporting unit.

Acquisition of UScellular Wireless Business

On May 24, 2024, we entered into a securities purchase agreement with United States Cellular Corporation (“UScellular”), Telephone and Data Systems, Inc., and USCC Wireless Holdings, LLC, pursuant to which, among other things, we will acquire substantially all of UScellular’s wireless operations and select AWS, PCS, 600 MHz, 700 MHz and other spectrum assets (together, the “UScellular Wireless Business”) for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt through exchange offers to certain UScellular debtholders prior to closing (the “UScellular Acquisition”). Upon closing of the transaction, we expect to account for the UScellular Acquisition as a business combination and to consolidate the acquired operations.

Following the closing of the transaction, UScellular will retain ownership of its other spectrum, as well as its towers. Subject to the closing of the transaction, we will enter into a 15-year master license agreement to lease space on at least 2,100 towers being retained by UScellular and to extend our tenancy term on approximately 600 towers where we are already leasing space from UScellular for 15 years post-closing. We estimate the incremental future minimum lease payments associated with the master license agreement will be $1.4 billion over 15 years post-closing.

On May 23, 2025, we launched exchange offers for any and all of certain outstanding senior notes of UScellular (the “Exchange Offers”). In conjunction with the Exchange Offers, we also solicited consents for each series of the outstanding senior notes of UScellular to effect a number of amendments to the applicable indenture under which each such series of notes were issued and are governed (the “Consent Solicitations”). As of July 1, 2025, the total principal amount of certain outstanding UScellular senior notes validly tendered was $1.7 billion. To the extent any debtholders do not participate in the Exchange Offers, their senior notes will continue as obligations of UScellular, and the cash portion of the purchase price will be correspondingly

Index for Notes to the Condensed Consolidated Financial Statements
increased. The consummation of the Exchange Offers and Consent Solicitations are subject to the closing of the UScellular Acquisition and will expire on August 1, 2025.

On July 11, 2025, we received all necessary regulatory approvals, and the UScellular Acquisition is expected to close on August 1, 2025.

On July 22, 2025, we entered into asset purchase agreements for the acquisition of substantially all of the wireless operations assets of each of Farmers Cellular Telephone Company, Inc., Iowa RSA No. 9 Limited Partnership, and Iowa RSA No. 12 Limited Partnership (collectively, the “Iowa Entities”) for an aggregate purchase price of approximately $170 million. These transactions are expected to close concurrently with the UScellular Acquisition on August 1, 2025. Upon closing of the acquisition of the wireless operations assets of the Iowa Entities, we expect to account for the transactions as a business combination. Following the closing of the acquisition of the wireless operations assets of the Iowa Entities, the Iowa Entities will retain ownership of their towers and spectrum.

Acquisition of Vistar Media Inc.

On December 20, 2024, we entered into an agreement and plan of merger for the acquisition of 100% of the outstanding capital stock of Vistar Media Inc. (“Vistar”), a provider of technology solutions for digital-out-of-home advertisements (the “Vistar Acquisition”).

Upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals, on February 3, 2025 (the “Vistar Acquisition Date”), we completed the Vistar Acquisition, and as a result, Vistar became a wholly owned subsidiary of T-Mobile. In exchange, we transferred cash of $621 million. A portion of the payment made on the Vistar Acquisition Date was for the settlement of preexisting relationships with Vistar and is excluded from the fair value of consideration transferred.

The financial results of Vistar from the Vistar Acquisition Date through June 30, 2025, were not material to our Condensed Consolidated Statements of Comprehensive Income, nor were they material to our prior period consolidated results on a pro forma basis. Costs related to the Vistar Acquisition were not material to our Condensed Consolidated Statements of Comprehensive Income.

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

(in millions)	February 3, 2025
Cash and cash equivalents	$42
Accounts receivable	157
Prepaid expense and other current assets	2
Property and equipment	1
Operating lease right-of-use assets	1
Goodwill	345
Other intangible assets	264
Total assets acquired	812
Accounts payable and accrued liabilities	129
Deferred revenue	1
Deferred tax liabilities	61
Operating lease liabilities	2
Total liabilities assumed	193
Total consideration transferred	$619

Intangible Assets

Goodwill with a provisionally assigned value of $345 million represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed. The provisionally assigned goodwill recognized includes expected growth in service revenues to be achieved from the operations of the combined company, the assembled workforce of Vistar and intangible assets that do not qualify for separate recognition.

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

Upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals, on March 3, 2025 (the “Blis Acquisition Date”), we completed the Blis Acquisition, and as a result, Blis became a wholly owned subsidiary of T-Mobile. In exchange, we transferred cash of $180 million. A portion of the payment made on the Blis Acquisition Date was for the settlement of preexisting relationships with Blis and is excluded from the fair value of consideration transferred.

We have accounted for the Blis Acquisition as a business combination. The fair value of consideration transferred as of the Blis Acquisition Date totaled $175 million. The identifiable assets acquired and liabilities assumed from Blis were recorded at their provisionally assigned fair values as of the Blis Acquisition Date and consolidated with those of T-Mobile. The provisionally assigned fair values of total assets acquired, including goodwill, and total liabilities assumed at the Blis Acquisition Date were $280 million and $105 million, respectively. Goodwill with a provisionally assigned value of $104 million represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed.

We are in the process of finalizing the valuation of the assets acquired and liabilities assumed. Therefore, the provisionally assigned fair values above are subject to adjustment as additional information is obtained.

Index for Notes to the Condensed Consolidated Financial Statements
Note 3 – Joint Ventures

Lumos Joint Venture

On April 24, 2024, we entered into a definitive agreement with a fund operated by EQT, EQT Infrastructure VI (“Fund VI”), to establish a joint venture between us and Fund VI to acquire Lumos (“Lumos”), a fiber-to-the-home platform, from EQT’s predecessor fund, EQT Infrastructure III.

On April 1, 2025, we completed the joint acquisition of Lumos upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals. During the three months ended June 30, 2025, we invested $932 million to acquire a 50% equity interest in the joint venture and 97,000 fiber customers. For the customers acquired, we recognized an intangible asset amortized using the sum-of-the-years digits method over a weighted-average useful life of nine years. Following the joint acquisition, Lumos transitioned to a wholesale model where we are the anchor tenant owning residential and small business customer relationships. The funds invested by us will be used by the joint venture to fund future fiber builds. In addition, pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million between 2027 and 2028 under the existing business plan.

We account for the Lumos joint venture under the equity method of accounting with our proportionate share of earnings presented within Other (expense) income, net on our Condensed Consolidated Statements of Comprehensive Income. We recognize revenues for fiber customers and the related wholesale costs paid to the joint venture for network access within Postpaid revenues and Cost of services, respectively, on our Condensed Consolidated Statements of Comprehensive Income.

Metronet Joint Venture

On July 18, 2024, we entered into a definitive agreement with KKR & Co. Inc. (“KKR”) to establish a joint venture to acquire Metronet Holdings, LLC and certain of its affiliates (collectively, “Metronet”), a fiber-to-the-home platform. At closing, we expect to invest approximately $4.6 billion, adjusted for Metronet’s incremental pre-close debt financing, to acquire a 50% equity interest in the joint venture and all existing residential fiber customers, as well as funding of the joint venture. We do not anticipate making further capital contributions following the closing under the existing business plan. Following the joint acquisition, Metronet will become a wholesale services provider, and its residential fiber retail operations and customers will transition to us. On July 9, 2025, we received all necessary regulatory approvals, and the joint acquisition of Metronet is expected to close on July 24, 2025.

Upon the closing of the transaction, we expect to account for the Metronet joint venture under the equity method of accounting and recognize revenues for fiber customers and the related wholesale costs paid to the joint venture for network access within Postpaid revenues and Cost of services, respectively, on our Condensed Consolidated Statements of Comprehensive Income.

Note 4 – Receivables and Related Allowance for Credit Losses

We maintain an allowance for credit losses by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within each portfolio segment as of the end of the period.

We consider a receivable past due when a customer has not paid us by the contractually specified payment due date. Account balances are written off against the allowance for credit losses if collection efforts are unsuccessful and the receivable balance is deemed uncollectible (customer default), based on factors such as customer credit ratings, as well as the length of time the amounts are past due.

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

Index for Notes to the Condensed Consolidated Financial Statements
Our approach considers a number of factors, including our overall historical credit losses and payment experience, as well as current collection trends, such as write-off frequency and severity. We also consider other qualitative factors such as current and forecasted macroeconomic conditions.

We consider the need to adjust our estimate of credit losses for reasonable and supportable forecasts of future macroeconomic conditions. To do so, we monitor external forecasts of changes in real U.S. gross domestic product and forecasts of consumer credit behavior for comparable credit exposures.

EIP Receivables Portfolio Segment

Based upon customer credit profiles at the time of customer origination, as well as subsequent credit performance, we designate the EIP receivables segment into two customer classes of “Prime” and “Subprime.” Prime customer receivables are those with lower credit risk, and Subprime customer receivables are those with higher credit risk. Customers may be required to make a down payment on their equipment purchases if their assessed credit risk exceeds established underwriting thresholds. In addition, certain customers within the Subprime category may be required to pay a deposit.

To determine a customer’s credit profile and assist in determining their credit class, we use a proprietary credit scoring model that measures the credit quality of a customer leveraging several factors, such as credit bureau information and consumer credit risk scores, as well as service and device plan characteristics.

EIP receivables had a combined weighted-average effective interest rate of 11.2% and 11.1% as of June 30, 2025, and December 31, 2024, respectively.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	June 30, 2025	December 31, 2024
EIP receivables, gross	$6,977	$7,402
Unamortized imputed discount	(486)	(524)
EIP receivables, net of unamortized imputed discount	6,491	6,878
Allowance for credit losses	(290)	(290)
EIP receivables, net of allowance for credit losses and imputed discount	$6,201	$6,588
Classified on our condensed consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$4,226	$4,379
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	1,975	2,209
EIP receivables, net of allowance for credit losses and imputed discount	$6,201	$6,588

Many of our loss estimation techniques rely on delinquency-based models categorized by customer credit class; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of June 30, 2025:

	Originated in 2025		Originated in 2024		Originated prior to 2024		Total EIP Receivables, Net of Unamortized Imputed Discount
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Total
Current - 30 days past due	$2,278	$578	$2,469	$628	$324	$74	$5,071	$1,280	$6,351
31 - 60 days past due	12	15	12	18	2	2	26	35	61
61 - 90 days past due	5	9	10	15	2	2	17	26	43
More than 90 days past due	3	5	9	15	2	2	14	22	36
EIP receivables, net of unamortized imputed discount	$2,298	$607	$2,500	$676	$330	$80	$5,128	$1,363	$6,491

Index for Notes to the Condensed Consolidated Financial Statements
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

The following table presents write-offs of our EIP receivables by year of origination for the six months ended June 30, 2025:

(in millions)	Originated in 2025	Originated in 2024	Originated prior to 2024	Total
Write-offs	$32	$221	$45	$298

Activity for the six months ended June 30, 2025 and 2024, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	June 30, 2025			June 30, 2024
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$176	$814	$990	$161	$773	$934
Bad debt expense	290	298	588	254	283	537
Write-offs	(294)	(298)	(592)	(255)	(283)	(538)
Change in imputed discount on short-term and long-term EIP receivables	N/A	50	50	N/A	45	45
Impact on the imputed discount from sales of EIP receivables	N/A	(88)	(88)	N/A	(99)	(99)
Allowance for credit losses and imputed discount, end of period	$172	$776	$948	$160	$719	$879

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of June 30, 2025. In connection with the sales of certain service accounts receivable and EIP receivables pursuant to the sale arrangements, we provide guarantees of credit performance included on our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. See Note 5 – Sales of Certain Receivables for further information.

Note 5 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP Sale Arrangement”), which has been revised and extended from time to time. As of both June 30, 2025, and December 31, 2024, the EIP Sale Arrangement provided funding of $1.3 billion.

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

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the carrying amounts and classification of liabilities, which consist of the recourse guarantee, included on our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	June 30, 2025	December 31, 2024
Other current liabilities	98	81
Other long-term liabilities	14	32

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “Service Receivable Sale Arrangement”). On February 25, 2025, we extended the scheduled expiration date of the Service Receivable Sale Arrangement to February 24, 2026. As of both June 30, 2025, and December 31, 2024, the Service Receivable Sale Arrangement provided funding of $775 million.

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

(in millions)	June 30, 2025	December 31, 2024
Other current liabilities	289	328

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

For the three and six months ended June 30, 2025, all cash proceeds associated with sold receivables are recognized within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows. For the three and six months ended June 30, 2024, cash proceeds related to beneficial interests in securitization transactions in the form of the deferred purchase price were presented within Net cash used in investing activities on our Condensed Consolidated Statements of Cash Flows.

The recourse guarantee represents a financial instrument that is primarily tied to the creditworthiness of our customers. At inception, we elected to measure the recourse guarantee liabilities at fair value with changes in fair value included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The fair value of the recourse guarantee liabilities is determined based on a discounted cash flow model which primarily uses Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. Our recourse guarantee liabilities related to the sales of service receivables and EIP receivables were $138 million and $148 million as of June 30, 2025, and December 31, 2024, respectively. These liabilities were collateralized by $231 million and $286 million of gross service receivables and $508 million and $505 million of gross EIP receivables pledged, but unsold as of June 30, 2025, and December 31, 2024, respectively, which represent our maximum exposure under the recourse guarantee.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the impact of the sales of certain service receivables and EIP receivables on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2025	December 31, 2024
Derecognized net service accounts receivable and EIP receivables	$1,647	$1,616
Other current liabilities	387	409
of which, recourse guarantee	124	116
Other long-term liabilities	14	32
of which, recourse guarantee	14	32
Net cash proceeds since inception	1,419	1,468
Of which:
Change in net cash proceeds during the year-to-date period	(49)	(115)
Net cash proceeds funded by reinvested collections	1,468	1,583

We recognized losses from sales of receivables, including changes in fair value of the recourse guarantee liabilities and deferred purchase price assets, of $19 million and $25 million for the three months ended June 30, 2025 and 2024, respectively, and $41 million and $46 million for the six months ended June 30, 2025 and 2024, respectively, in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

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

Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2025, are as follows:

(in millions)	Goodwill
Balance as of December 31, 2024, net of accumulated impairment losses of $10,984	$13,005
Adjustment to goodwill from the Ka’ena Acquisition	6
Provisionally assigned goodwill from acquisitions in 2025	449
Balance as of June 30, 2025, net of accumulated impairment losses of $10,984	$13,460

Spectrum Licenses

The following table summarizes our spectrum license activity for the six months ended June 30, 2025:

(in millions)	Spectrum
Spectrum licenses, beginning of year	$100,558
Spectrum license acquisitions	1,043
Spectrum licenses transferred to held for sale	(5,674)
Costs to clear spectrum	1
Spectrum licenses, end of period	$95,928

Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits. Cash proceeds from the sale of spectrum licenses are included in Proceeds from the sale of property, equipment and intangible assets on our Condensed Consolidated Statements of Cash Flows.

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
The FCC approved the remaining Chicago and New Orleans deferred licenses from the second tranche on April 15, 2025. The purchase of the remaining licenses closed on June 2, 2025, and the associated payment of $604 million was made on the same day.

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

N77 License Co LLC

On September 10, 2024, we entered into a License Purchase Agreement with N77 License Co LLC (“Buyer”), pursuant to which Buyer had the option to purchase all or a portion of our remaining 3.45 GHz spectrum licenses in exchange for a range of cash consideration, with the specific licenses sold to be determined based upon the amount of committed financing raised by Buyer. Following receipt of the required regulatory approvals, on April 30, 2025, we completed the sale of a portion of our 3.45 GHz spectrum licenses for $2.0 billion. During the three months ended June 30, 2025, we recognized an associated gain of $151 million as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

Index for Notes to the Condensed Consolidated Financial Statements
Grain Management, LLC

On May 30, 2025, we entered into a License and Unit Purchase Agreement with NEWLEVEL IV, L.P. and NEWLEVEL, LLC, both of which are affiliates of Grain Management, LLC (“Grain”), pursuant to which we will sell our 800 MHz spectrum licenses in exchange for cash consideration of $2.9 billion and the receipt of Grain’s 600 MHz spectrum licenses, which we are currently utilizing under lease agreements with Grain. In addition, we may receive a share of certain future proceeds from transactions entered into by Grain that monetize the 800 MHz spectrum licenses, subject to certain terms and conditions and following a certain return on invested capital for Grain. As of June 30, 2025, $3.6 billion of the associated 800 MHz spectrum licenses have been classified as held for sale at cost, with $2.9 billion and $690 million presented in Other current assets and Other assets, respectively, on our Condensed Consolidated Balance Sheets based on the nature of consideration to be received. The transaction is subject to customary closing conditions and contingent on the receipt of regulatory approvals, including the FCC’s approval regarding certain modifications to the 800 MHz spectrum licenses, and is currently expected to close in the fourth quarter of 2025 or first quarter of 2026. We do not expect the transaction to have a material impact on our Condensed Consolidated Statements of Comprehensive Income upon the transaction close. In addition, we expect an increase to our cash income tax liability of approximately $850 million upon the transaction close.

Spectrum Exchange Transactions

During the three months ended June 30, 2025 and 2024, we recognized $1 million and $38 million, respectively, and during the six months ended June 30, 2025 and 2024, we recognized $173 million and $139 million, respectively, of non-cash spectrum license acquisitions associated with the closing of certain spectrum exchange transactions.

During the three months ended June 30, 2025 and 2024, we recognized $1 million and $22 million, respectively, and during the six months ended June 30, 2025 and 2024, we recognized $13 million and $47 million, respectively, of gains associated with the closing of certain spectrum exchange transactions as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

As of June 30, 2025, $243 million of spectrum licenses were classified as held for sale within Other assets on our Condensed Consolidated Balance Sheets related to additional spectrum exchange agreements pending regulatory approval and closing, which are expected to close in the next 12 months. The closings of these transactions are not expected to have a significant impact on our Condensed Consolidated Statements of Comprehensive Income.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	June 30, 2025			December 31, 2024
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships (1)	Up to 9 years	$5,709	$(4,447)	$1,262	$5,427	$(4,123)	$1,304
Reacquired rights	Up to 9 years	770	(370)	400	770	(323)	447
Tradenames and patents (1)	Up to 19 years	359	(170)	189	338	(157)	181
Favorable spectrum leases	Up to 27 years	578	(172)	406	620	(169)	451
Other (1)	Up to 10 years	557	(376)	181	478	(349)	129
Other intangible assets		$7,973	$(5,535)	$2,438	$7,633	$(5,121)	$2,512
(1)Includes intangible assets acquired through our acquisitions. See Note 2 - Business Combinations and Note 3 - Joint Ventures for more information.

Amortization expense for intangible assets subject to amortization was $199 million and $205 million for the three months ended June 30, 2025 and 2024, respectively, and $428 million and $416 million for the six months ended June 30, 2025 and 2024, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
The estimated aggregate future amortization expense for intangible assets subject to amortization is summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending June 30,
2026	$734
2027	555
2028	388
2029	254
2030	133
Thereafter	374
Total	$2,438

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

The following table summarizes the activity of our cross-currency swaps:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Other (expense) income, net
Pre-tax transaction (loss) gain on remeasurement of EUR-denominated debt	$(461)	$7	$(679)	$7
Amount recognized in Other (expense) income, net reclassified from Accumulated other comprehensive loss	461	(7)	679	(7)
Accumulated other comprehensive loss
Amount recognized in Accumulated other comprehensive loss reclassified to Other (expense) income, net	$(461)	$7	$(679)	$7
Gain (loss) associated with the change in fair value of cross-currency swaps recognized in Accumulated other comprehensive loss	511	(47)	491	(47)

Interest Rate Lock Derivatives

In April 2020, we terminated our interest rate lock derivatives entered into in October 2018. Aggregate changes in the fair value of our terminated interest rate lock derivatives, net of amortization, of $867 million and $960 million are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, respectively.

During the three months ended June 30, 2025 and 2024, we amortized $63 million and $59 million, respectively, and during the six months ended June 30, 2025 and 2024, we amortized $125 million and $116 million, respectively, from Accumulated other comprehensive loss into Interest expense, net, on our Condensed Consolidated Statements of Comprehensive Income. We expect to amortize $264 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending June 30, 2026.

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to third parties (EUR-denominated), Senior Notes to affiliates, ABS Notes and ECA Facility. The fair value estimates were based on information available as of June 30, 2025, and December 31, 2024. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Index for Notes to the Condensed Consolidated Financial Statements
The carrying amounts and fair values of our short-term and long-term debt included on our Condensed Consolidated Balance Sheets were as follows:

(in millions)	Level within the Fair Value Hierarchy	June 30, 2025		December 31, 2024
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$72,208	$67,401	$71,783	$65,631
Senior Notes to third parties (EUR-denominated)	2	5,567	5,495	2,058	2,125
Senior Notes to affiliates	2	1,497	1,501	1,497	1,491
Senior Secured Notes to third parties	1	1,036	1,018	1,361	1,330
ABS Notes to third parties	2	1,688	1,701	1,566	1,570
ECA Facility to third parties	2	927	957	—	—

Note 8 – Debt

The following table sets forth the debt balances and activity as of, and for the six months ended, June 30, 2025:

(in millions)	December 31, 2024	Proceeds from Issuances and Borrowings (1)	Note Redemption	Repayments	Reclassifications (1)	Other (2)	June 30, 2025
Short-term debt	$4,068	$—	$(3,000)	$(736)	$6,087	$(11)	$6,408
Long-term debt	72,700	7,768	—	—	(6,087)	637	75,018
Total debt to third parties	76,768	7,768	(3,000)	(736)	—	626	81,426
Long-term debt to affiliates	1,497	—	—	—	—	—	1,497
Total debt	$78,265	$7,768	$(3,000)	$(736)	$—	$626	$82,923
(1)Issuances and borrowings and reclassifications are recorded net of accrued or paid issuance costs and discounts.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees and the impact from changes in foreign currency exchange rates.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was 4.1% on weighted-average debt outstanding of $83.5 billion and $78.6 billion for the three months ended June 30, 2025 and 2024, respectively, and 4.1% on weighted-average debt outstanding of $81.7 billion and $78.0 billion for the six months ended June 30, 2025 and 2024, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt to third parties and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Issuances and Borrowings

During the six months ended June 30, 2025, we issued and borrowed the following debt:

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

On May 23, 2025, we launched exchange offers for any and all of certain outstanding senior notes of UScellular. As of July 1, 2025, the total principal amount of certain outstanding UScellular senior notes validly tendered was $1.7 billion. See Note 2 - Business Combinations for further information regarding the UScellular Acquisition.

Index for Notes to the Condensed Consolidated Financial Statements
Note Redemption and Repayments

During the six months ended June 30, 2025, we made the following redemption and repayments:

(in millions)	Principal Amount	Payment Date
3.500% Senior Notes due 2025	$3,000	April 15, 2025
Total Redemption	$3,000

4.738% Secured Series 2018-1 A-1 Notes due 2025	$131	January 13, 2025
ECA Facility due 2036	43	March 17, 2025
5.152% Series 2018-1 A-2 Notes due 2028	184	Various
4.910% Class A Senior ABS Notes due 2025	378	Various
Total Repayments	$736

Asset-backed Notes

On February 27, 2025, we issued $500 million of 4.740% Class A Senior ABS Notes to third parties in a private placement transaction. Net proceeds of $498 million from these ABS Notes are presented in Proceeds from issuance of long-term debt, net on our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025.

As of June 30, 2025, $1.7 billion of our ABS Notes were secured in total by $2.3 billion of gross EIP receivables and future collections on such receivables. Our ABS Notes and the assets securing this debt are included on our Condensed Consolidated Balance Sheets.

The expected maturities of our ABS Notes as of June 30, 2025, were as follows:

(in millions)	Expected Maturities
2025	$192
2026	594
2027	822
2028	84
Total	$1,692

Variable Interest Entities

In connection with our ABS Notes issuances, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity (the “ABS BRE”), and a trust (the “ABS Trust” and together with the ABS BRE, the “ABS Entities”), in which the ABS BRE holds a residual interest. Each of the ABS Entities meet the definition of a VIE for which we have determined that we are the primary beneficiary, as we have the power to direct the activities of the ABS Entities that most significantly impact their performance. Accordingly, we include the balances and results of operations of the ABS Entities on our condensed consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets and liabilities included on our Condensed Consolidated Balance Sheets with respect to the ABS Entities:

(in millions)	June 30, 2025	December 31, 2024

Assets
Equipment installment plan receivables, net	$1,635	$1,472
Equipment installment plan receivables due after one year, net	444	352
Other current assets	213	151
Liabilities
Accounts payable and accrued liabilities	$2	$2
Short-term debt	431	570
Long-term debt	1,257	996

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

ECA Facility

On January 31, 2025, our wholly owned subsidiary, T-Mobile USA, Inc., entered into a credit agreement with certain financial institutions, backed by an Export Credit Agency (the “ECA Facility”), providing for a loan of up to $1.0 billion to finance network equipment-related purchases. The obligations under the ECA Facility are also guaranteed by us and by all of our wholly owned domestic restricted subsidiaries (subject to customary exceptions). On March 17, 2025, we drew down the full $1.0 billion available under the ECA Facility and recognized the net proceeds within Proceeds from issuance of long-term debt, net on our Condensed Consolidated Statements of Cash Flows. Borrowings under the ECA facility are amortized semi-annually in equal installments up to the maturity date of March 15, 2036. Interest is based on the Secured Overnight Financing Rate for the interest period plus an applicable margin.

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

The following table summarizes the balances associated with both of the tower arrangements on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2025	December 31, 2024
Property and equipment, net	$1,995	$2,069
Tower obligations	3,603	3,664
Other long-term liabilities	554	554

Future minimum payments related to the tower obligations are approximately $384 million for the 12-month period ending June 30, 2026, $798 million in total for both of the 12-month periods ending June 30, 2027 and 2028, $848 million in total for both of the 12-month periods ending June 30, 2029 and 2030, and $3.5 billion in total thereafter.
We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities, as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $247 million in our Operating lease liabilities as of June 30, 2025.

Note 10 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communications services to three primary categories of customers:

•Postpaid customers generally include customers who are qualified to pay after receiving wireless communications services utilizing phones, 5G broadband, fiber, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and IoT);
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

Index for Notes to the Condensed Consolidated Financial Statements
Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Postpaid service revenues
Postpaid phone revenues	$12,119	$11,310	$23,852	$22,455
Postpaid other revenues	1,959	1,589	3,820	3,075
Total postpaid service revenues	$14,078	$12,899	$27,672	$25,530

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

Contract Balances

The contract asset and contract liability balances from contracts with customers as of June 30, 2025, and December 31, 2024, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2024	$720	$1,219
Balance as of June 30, 2025	910	1,216
Change	$190	$(3)

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the contract asset balance reflects customer activity related to new promotions, offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of $651 million and $492 million as of June 30, 2025, and December 31, 2024, respectively, was included in Other current assets on our Condensed Consolidated Balance Sheets.

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

Revenues for the three and six months ended June 30, 2025 and 2024, include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Amounts included in the beginning of year contract liability balance	$147	$33	$1,050	$731

Remaining Performance Obligations

As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $2.0 billion. We expect to recognize revenue as the service is provided on these postpaid contracts over an extended contract term of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of June 30, 2025, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $466 million, $1.2 billion and $2.5 billion for the remainder of 2025, 2026 and 2027 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to seven years.

Index for Notes to the Condensed Consolidated Financial Statements
Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $1.9 billion and $2.0 billion for June 30, 2025, and December 31, 2024, respectively, and is included in Other assets on our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income were $478 million and $489 million for the three months ended June 30, 2025 and 2024, respectively, and $963 million and $978 million for the six months ended June 30, 2025 and 2024, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and six months ended June 30, 2025 and 2024.

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

The following table provides the operating financial results of our Wireless segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Total revenues	$21,132	$19,772	$42,018	$39,366
Less: Significant and other segment expenses
Cost of equipment sales	4,659	4,088	9,457	8,487
Employee expenses	1,902	1,725	3,811	3,408
Lease expense	1,258	1,257	2,465	2,525
Advertising expense	864	741	1,676	1,389
Bad debt expense	265	255	588	537
Other segment items (1)	3,825	3,828	7,664	7,773
Depreciation and amortization	3,146	3,248	6,344	6,619
Interest expense, net	922	854	1,838	1,734
Other expense (income), net	11	8	57	(12)
Income tax expense	1,058	843	1,943	1,607
Segment net income	$3,222	$2,925	$6,175	$5,299
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

Index for Notes to the Condensed Consolidated Financial Statements
On February 6, 2025, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which was paid on June 12, 2025, to stockholders of record as of the close of business on May 30, 2025.

On June 5, 2025, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which will be paid on September 11, 2025, to stockholders of record as of the close of business on August 29, 2025.

During the three and six months ended June 30, 2025, we paid an aggregate of $996 million and $2.0 billion, respectively, in cash dividends to our stockholders, which were presented within Net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows, of which during the three and six months ended June 30, 2025, $518 million and $1.0 billion, respectively, were paid to Deutsche Telekom AG (“DT”). As of June 30, 2025, $986 million for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets, of which $518 million is payable to DT.

During the three months ended June 30, 2025, we repurchased 10,148,791 shares of our common stock at an average price per share of $243.32 for a total purchase price of $2.5 billion, and during the six months ended June 30, 2025, we repurchased 20,240,018 shares of our common stock at an average price per share of $244.04 for a total purchase price of $4.9 billion, under the 2025 Stockholder Return Program. All shares repurchased during the three and six months ended June 30, 2025, were purchased at market price. As of June 30, 2025, we had up to $7.1 billion remaining under the 2025 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2025.

Subsequent to June 30, 2025, from July 1, 2025, through July 18, 2025, we repurchased 2,032,767 shares of our common stock at an average price per share of $232.16 for a total purchase price of $472 million. As of July 18, 2025, we had up to $6.6 billion remaining under the 2025 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2025.

Note 13 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2025	2024	2025	2024
Net income	$3,222	$2,925	$6,175	$5,299

Weighted-average shares outstanding – basic (1)	1,132,760,465	1,170,025,862	1,136,627,715	1,177,662,179
Effect of dilutive securities:
Outstanding stock options, unvested stock awards (1)	2,086,501	2,421,491	3,143,024	3,267,700
Weighted-average shares outstanding – diluted	1,134,846,966	1,172,447,353	1,139,770,739	1,180,929,879

Earnings per share – basic	$2.84	$2.50	$5.43	$4.50
Earnings per share – diluted	$2.84	$2.49	$5.42	$4.49

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	2,479,780	1,827	80,012	955
Ka’ena Acquisition earnout (2)	—	932,755	—	466,377
(1)     During the second quarter of 2025, the weighted-average number of shares issuable related to the Ka’ena Acquisition earnout (“Ka’ena Shares”) are included in our calculations of basic and diluted weighted-average shares outstanding based on the 20 trading day volume-weighted average price, as further described below.
(2)     Represents the Ka’ena Shares that were contingently issuable based on achievement of specified performance indicators from the Ka’ena Acquisition closing date of May 1, 2024, based on the maximum number of shares contingently issuable for the earnout and 20 trading day volume-weighted average price as of June 30, 2024.

As of June 30, 2025, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of June 30, 2025 and 2024. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

The Ka’ena Shares were previously contingent consideration for the Ka’ena Acquisition. On June 30, 2025, we amended the Merger and Unit Purchase Agreement to set the calculation of the earnout as the difference between the maximum purchase price of $1.35 billion and the upfront payment, as adjusted, and removed the requirement for Ka’ena to achieve specified performance indicators. The Ka’ena Shares issuable are included in the calculation of basic and diluted weighted-average shares

Index for Notes to the Condensed Consolidated Financial Statements
outstanding for the three months ended June 30, 2025. The Ka’ena Shares are expected to be issued after the Ka’ena Acquisition earnout payment date.

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

The following table summarizes the timing of such purchase commitments as of June 30, 2025:

(in millions)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Purchase commitments (1)	$3,968	$5,287	$2,442	$2,698	$14,395
(1)     These amounts are not reflective of our entire anticipated purchases under the related agreements but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

On April 24, 2024, we entered into a definitive agreement with a fund operated by EQT, Fund VI, to establish a joint venture between us and Fund VI to acquire Lumos, a fiber-to-the-home platform, from EQT’s predecessor fund, EQT Infrastructure III. On April 1, 2025, we completed the joint acquisition of Lumos. Pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million between 2027 and 2028 under the existing business plan. The additional capital contribution is excluded from our reported purchase commitments above. See Note 3 – Joint Ventures for additional details.

On May 1, 2024, we completed the Ka’ena Acquisition. The total purchase price consists of an upfront payment on the Ka’ena Acquisition Date and an earnout payable on August 1, 2026. Based on the adjusted amount paid upfront, an additional $420 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout. The earnout is excluded from our reported purchase commitments above. See Note 2 – Business Combinations for additional details.

On May 24, 2024, we entered into a securities purchase agreement with UScellular, Telephone and Data Systems, Inc., and USCC Wireless Holdings, LLC, pursuant to which, among other things, we will acquire substantially all of UScellular’s wireless operations and select spectrum assets for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt through exchange offers to certain UScellular debtholders prior to closing. To the extent any debtholders do not participate in the Exchange Offers, their senior notes will continue as obligations of UScellular, and the cash portion of the purchase price will be correspondingly increased. Following the closing of the transaction, we will enter into a 15-year master license agreement and estimate the incremental future minimum lease payments will be $1.4 billion over 15 years post-closing. The estimated purchase price and incremental minimum lease payments are excluded from our reported purchase commitments above. See Note 2 – Business Combinations for additional details.

On July 18, 2024, we entered into a definitive agreement with KKR to establish a joint venture to acquire Metronet, a fiber-to-the-home platform. At closing, we expect to invest approximately $4.6 billion, adjusted for Metronet’s incremental pre-close debt financing, to acquire a 50% equity interest in the joint venture and all existing residential fiber customers, as well as funding of the joint venture. The estimated purchase price is excluded from our reported purchase commitments above. See Note 3 – Joint Ventures for additional details.

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
In addition, in September 2022, a purported Company shareholder filed a derivative action in the Delaware Court of Chancery under the caption Harper v. Sievert, et al., Case No. 2022-0819-SG, against our current directors and certain of our former directors, alleging claims for breach of fiduciary duty relating to the Company’s cybersecurity practices. We are also named as a nominal defendant in the lawsuit. On May 31, 2024, the court issued an opinion dismissing the plaintiff’s complaint in its entirety. The plaintiff appealed that decision, and on February 17, 2025, the Delaware Supreme Court affirmed the Court of Chancery’s decision dismissing the complaint. We are unable at this time to predict whether we may be subject to further private litigation relating to the August 2021 cyberattack or the Company’s cybersecurity practices.

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

On June 17, 2022, plaintiffs filed a putative antitrust class action complaint in the Northern District of Illinois, Dale, et al. v. Deutsche Telekom AG, et al., Case No. 1:22-cv-03189, against DT, T-Mobile, and SoftBank, alleging that the Sprint Merger violated the antitrust laws and harmed competition in the U.S. retail cell service market. Plaintiffs seek injunctive relief and trebled monetary damages on behalf of a purported class of AT&T and Verizon customers whom plaintiffs allege paid artificially inflated prices due to the Sprint Merger. We are vigorously defending this lawsuit, but we are unable to predict the potential outcome.

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

On February 25, 2025, a purported Company shareholder filed a putative class action and derivative lawsuit in the Delaware Court of Chancery under the caption Palkon v. Deutsche Telekom AG, et al., Case No. 2025-0211-PAF, against four DT entities, our current directors, and certain of our former directors, asserting breach of fiduciary duty and unjust enrichment claims relating to our 2022 Stock Repurchase Program and our 2023-2024 Stockholder Return Program. We are also named as a nominal defendant in the lawsuit. We are unable to predict the potential outcome of these claims.

Note 15 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	June 30, 2025	December 31, 2024
Accounts payable	$4,144	$4,242
Property and other taxes, including payroll	1,397	1,524
Payroll and related benefits	740	1,072
Accrued interest	929	905
Other accrued liabilities	592	720
Accounts payable and accrued liabilities	$7,802	$8,463

Book overdrafts included in Accounts payable were $267 million and $460 million as of June 30, 2025, and December 31, 2024, respectively.

Supplemental Condensed Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Interest payments, net of amounts capitalized	$992	$935	$1,926	$1,831
Operating lease payments	1,202	1,457	2,416	2,801
Income tax payments	347	107	362	114
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	$—	$833	$—	$1,494
Change in accounts payable and accrued liabilities for purchases of property and equipment	(131)	(232)	(594)	(1,126)
Operating lease right-of-use assets obtained in exchange for lease obligations	593	344	1,074	831
Financing lease right-of-use assets obtained in exchange for lease obligations	430	311	678	574
Deferred consideration related to the Ka’ena Acquisition	—	210	—	210

Index for Notes to the Condensed Consolidated Financial Statements
Cash and Cash Equivalents, Including Restricted Cash

Cash and cash equivalents, including restricted cash, presented on our Condensed Consolidated Statements of Cash Flows were included on our Condensed Consolidated Balance Sheets as follows:

(in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$10,259	$5,409
Restricted cash (included in Other current assets)	242	231
Restricted cash (included in Other assets)	84	73
Cash and cash equivalents, including restricted cash	$10,585	$5,713

Note 16 – Subsequent Events

On July 9, 2025, we received all necessary regulatory approvals, and the joint acquisition of Metronet is expected to close on July 24, 2025. See Note 3 - Joint Ventures for additional information.

On July 11, 2025, we received all necessary regulatory approvals, and the UScellular Acquisition is expected to close on August 1, 2025. See Note 2 - Business Combinations for additional information.

From July 1, 2025, through July 18, 2025, we repurchased 2,032,767 shares of our common stock at an average price per share of $232.16 for a total purchase price of $472 million. See Note 12 - Stockholder Return Program for additional information.

On July 22, 2025, we entered into asset purchase agreements for the acquisition of substantially all of the wireless operations assets of the Iowa Entities for an aggregate purchase price of approximately $170 million. See Note 2 - Business Combinations for additional information.

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
•adverse economic, political or market conditions in the U.S. and international markets, including changes resulting from increases in inflation or interest rates, tariffs and trade restrictions, supply chain disruptions, fluctuations in global currencies, immigration policies, and impacts of geopolitical instability, such as the Ukraine-Russia, Iran-Israel and Israel-Hamas wars and further escalations thereof;
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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025, included in Part I, Item 1 of this Form 10-Q, and audited consolidated financial statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

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

Sprint Merger-related costs were excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA for the three and six months ended June 30, 2024, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A.

Net cash payments for Sprint Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows and our calculation of Adjusted Free Cash Flow and were $61 million and $241 million for the three months ended June 30, 2025 and 2024, respectively, and $122 million and $534 million for the six months ended June 30, 2025 and 2024, respectively.

Joint Ventures

On April 24, 2024, we entered into a definitive agreement with a fund operated by EQT, EQT Infrastructure VI (“Fund VI”), to establish a joint venture between us and Fund VI to acquire Lumos (“Lumos”), a fiber-to-the-home platform, from EQT’s predecessor fund, EQT Infrastructure III. On April 1, 2025, we completed the joint acquisition of Lumos, upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals. During the three months ended June 30, 2025, we invested $932 million to acquire a 50% equity interest in the joint venture and 97,000 fiber customers. The funds invested by us will be used to fund future fiber builds. In addition, pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million between 2027 and 2028 under the existing business plan. Following the joint acquisition, Lumos transitioned to a wholesale model where we are the anchor tenant owning residential and small business customer relationships. We account for the Lumos joint venture under the equity method of accounting with our proportionate share of earnings presented within Other (expense) income, net on our Condensed Consolidated Statements of Comprehensive Income. We recognize revenues for fiber customers and the related wholesale costs paid to the joint venture for network access within Postpaid revenues and Cost of services, respectively, on our Condensed Consolidated Statements of Comprehensive Income.

On July 18, 2024, we entered into a definitive agreement with KKR & Co. Inc. (“KKR”) to establish a joint venture to acquire Metronet Holdings, LLC and certain of its affiliates (collectively, “Metronet”), a fiber-to-the-home platform. At closing, we expect to invest approximately $4.6 billion, adjusted for Metronet’s incremental pre-close debt financing, to acquire a 50% equity interest in the joint venture and all existing residential fiber customers, as well as funding of the joint venture. We do not anticipate making further capital contributions following the closing under the existing business plan. Following the joint acquisition, Metronet will become a wholesale services provider, and its residential fiber retail operations and customers will transition to us. On July 9, 2025, we received all necessary regulatory approvals, and the joint acquisition of Metronet is expected to close on July 24, 2025. Upon closing of the transaction, we expect to account for the Metronet joint venture under the equity method of accounting and recognize revenues for fiber customers and the related wholesale costs paid to the joint venture for network access within Postpaid revenues and Cost of services, respectively, on our Condensed Consolidated Statements of Comprehensive Income.

The joint ventures will focus on market identification and selection, build plans, network engineering and design, network deployment and customer installation, with us owning customer relationships and selling fiber service under the T-Mobile brand.

For more information regarding the Lumos and Metronet joint ventures, see Note 3 – Joint Ventures of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Ka’ena Corporation

On May 1, 2024 (the “Ka’ena Acquisition Date”), we completed the merger with Ka’ena Corporation and its subsidiaries, including, among others, Mint Mobile LLC (collectively, “Ka’ena”), and as a result, Ka’ena became a wholly owned subsidiary of T-Mobile (the “Ka’ena Acquisition”). The total purchase price consists of an upfront payment on the Ka’ena Acquisition Date and an earnout payable on August 1, 2026. On the Ka’ena Acquisition Date, and in satisfaction of the upfront payment, we transferred $420 million in cash and 3,264,952 shares of T-Mobile common stock valued at $536 million as determined based on its closing market price on April 30, 2024, for a total payment fair value of $956 million. A portion of the upfront payment made on the Ka’ena Acquisition Date was for the settlement of the preexisting wholesale relationship with Ka’ena. The amount of the upfront payment was subject to customary adjustments, and as a result of such adjustments, $17 million of the upfront payment was returned to T-Mobile during the fourth quarter of 2024, which resulted in a commensurate increase in the maximum payable in satisfaction of the earnout.

Based on the adjusted amount paid upfront, an additional $420 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout.

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

Acquisition of UScellular Wireless Business

On May 24, 2024, we entered into a securities purchase agreement with United States Cellular Corporation (“UScellular”), Telephone and Data Systems, Inc., and USCC Wireless Holdings, LLC, pursuant to which, among other things, we will acquire substantially all of UScellular’s wireless operations and select spectrum assets for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt through exchange offers to certain UScellular debtholders prior to closing (the “UScellular Acquisition”).

On May 23, 2025, we launched exchange offers for any and all of certain outstanding senior notes of UScellular (the “Exchange Offers”). In conjunction with the Exchange Offers, we also solicited consents for each series of the outstanding senior notes of UScellular to effect a number of amendments to the applicable indenture under which each such series of notes were issued and are governed (the “Consent Solicitations”). As of July 1, 2025, the total principal amount of certain outstanding UScellular senior notes validly tendered was $1.7 billion. To the extent any debtholders do not participate in the Exchange Offers, their senior notes will continue as obligations of UScellular, and the cash portion of the purchase price will be correspondingly increased. The consummation of the Exchange Offers and Consent Solicitations are subject to the closing of the UScellular Acquisition and will expire on August 1, 2025.

On July 11, 2025, we received all necessary regulatory approvals, and the UScellular Acquisition is expected to close on August 1, 2025. Upon closing of the transaction, we expect to account for the UScellular transaction as a business combination and to consolidate the acquired operations. Our estimates for total annual run rate cost synergies and total cost to achieve the integration will be updated subsequent to closing of the transaction.

For more information regarding the UScellular Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Vistar Media Inc.

On December 20, 2024, we entered into an agreement and plan of merger for the acquisition of 100% of the outstanding capital stock of Vistar Media Inc. (“Vistar”), a provider of technology solutions for digital-out-of-home advertisements (the “Vistar Acquisition”).

Upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals, on February 3, 2025 (the “Vistar Acquisition Date”), we completed the Vistar Acquisition, and as a result, Vistar became a wholly owned subsidiary of T-Mobile. In exchange, we transferred cash of $621 million.

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

Upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals, on March 3, 2025 (the “Blis Acquisition Date”), we completed the Blis Acquisition, and as a result, Blis became a wholly owned subsidiary of T-Mobile. In exchange, we transferred cash of $180 million.

For more information regarding the Blis Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the “OBBBA”) into law. The OBBBA includes numerous changes to existing tax law, including provisions providing current deductibility of certain property additions, limitations on interest deductions based on a tax EBITDA framework, and current deductibility of domestic research and development costs. These provisions are generally effective beginning in 2025, and we currently anticipate they will partially defer our income tax payments in future years and will not have a material impact on our effective tax rate. Management continues to review the OBBBA tax provisions to assess impacts to our consolidated financial statements.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Postpaid revenues	$14,078	$12,899	$1,179	9%	$27,672	$25,530	$2,142	8%
Prepaid revenues	2,643	2,592	51	2%	5,286	4,995	291	6%
Wholesale and other service revenues	717	938	(221)	(24)%	1,405	2,000	(595)	(30)%
Total service revenues	17,438	16,429	1,009	6%	34,363	32,525	1,838	6%
Equipment revenues	3,439	3,106	333	11%	7,143	6,357	786	12%
Other revenues	255	237	18	8%	512	484	28	6%
Total revenues	21,132	19,772	1,360	7%	42,018	39,366	2,652	7%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,717	2,664	53	2%	5,319	5,352	(33)	(1)%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,659	4,088	571	14%	9,457	8,487	970	11%
Selling, general and administrative	5,397	5,142	255	5%	10,885	10,280	605	6%
Depreciation and amortization	3,146	3,248	(102)	(3)%	6,344	6,619	(275)	(4)%
Total operating expenses	15,919	15,142	777	5%	32,005	30,738	1,267	4%
Operating income	5,213	4,630	583	13%	10,013	8,628	1,385	16%
Other expense, net
Interest expense, net	(922)	(854)	(68)	8%	(1,838)	(1,734)	(104)	6%
Other (expense) income, net	(11)	(8)	(3)	38%	(57)	12	(69)	(575)%
Total other expense, net	(933)	(862)	(71)	8%	(1,895)	(1,722)	(173)	10%
Income before income taxes	4,280	3,768	512	14%	8,118	6,906	1,212	18%
Income tax expense	(1,058)	(843)	(215)	26%	(1,943)	(1,607)	(336)	21%
Net income	$3,222	$2,925	$297	10%	$6,175	$5,299	$876	17%

Statement of Cash Flows Data
Net cash provided by operating activities	$6,992	$5,521	$1,471	27%	$13,839	$10,605	$3,234	30%
Net cash used in investing activities	(1,559)	(1,678)	119	(7)%	(4,968)	(3,465)	(1,503)	43%
Net cash used in financing activities	(7,205)	(4,134)	(3,071)	74%	(4,012)	(5,800)	1,788	(31)%
Non-GAAP Financial Measures
Adjusted EBITDA	$8,547	$8,053	$494	6%	$16,806	$15,705	$1,101	7%
Core Adjusted EBITDA	8,541	8,027	514	6%	16,799	15,644	1,155	7%
Adjusted Free Cash Flow	4,596	4,439	157	4%	8,992	7,786	1,206	15%

The following discussion and analysis is for the three and six months ended June 30, 2025, compared to the same periods in 2024, unless otherwise stated.

Total revenues increased $1.4 billion, or 7%, for the three months ended and increased $2.7 billion, or 7%, for the six months ended June 30, 2025. The components of these changes are discussed below.

Postpaid revenues increased $1.2 billion, or 9%, for the three months ended and increased $2.1 billion, or 8%, for the six months ended June 30, 2025, primarily from:

•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A; and
•Higher average postpaid accounts.

Prepaid revenues increased $51 million, or 2%, for the three months ended and increased $291 million, or 6%, for the six months ended June 30, 2025, primarily from:

•Higher average prepaid customers, primarily from the prepaid customers acquired through the Ka’ena Acquisition; partially offset by
•Lower prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A.

Wholesale and other service revenues decreased $221 million, or 24%, for the three months ended and decreased $595 million, or 30%, for the six months ended June 30, 2025, primarily from:

•Lower MVNO revenues, including lower DISH and TracFone MVNO revenues and the impact from the Ka’ena Acquisition; and
•Lower Affordable Connectivity Program revenues; partially offset by
•Higher advertising revenues, primarily from the acquisitions of Vistar and Blis.

Equipment revenues increased $333 million, or 11%, for the three months ended and increased $786 million, or 12%, for the six months ended June 30, 2025.

The increase for the three months ended June 30, 2025, was primarily from:

•An increase of $221 million in device sales revenue, primarily from higher average revenue per device sold, net of promotions, primarily driven by an increase in the high-end phone mix, including the impact of higher postpaid device upgrades and lower Assurance Wireless device sales; and
•An increase of $147 million in liquidation revenue, primarily due to a higher number of liquidated devices.

The increase for the six months ended June 30, 2025, was primarily from:

•An increase of $510 million in device sales revenue, primarily from higher average revenue per device sold, net of promotions, primarily driven by an increase in the high-end phone mix, including the impact of higher postpaid device upgrades and lower Assurance Wireless device sales; and
•An increase of $337 million in liquidation revenue, primarily due to a higher number of liquidated devices.

Other revenues were essentially flat.

Total operating expenses increased $777 million, or 5%, for the three months ended and increased $1.3 billion, or 4%, for the six months ended June 30, 2025. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $53 million, or 2%, for the three months ended and decreased slightly for the six months ended June 30, 2025.

The increase for the three months ended June 30, 2025, was primarily from:

•Higher site costs related to the continued build-out of our nationwide 5G network; partially offset by
•A decrease of $73 million in Sprint Merger-related costs related to network decommissioning and integration recognized in the prior year.

The decrease for the six months ended June 30, 2025, was primarily from:

•A decrease of $180 million in Sprint Merger-related costs related to network decommissioning and integration recognized in the prior year; mostly offset by
•Higher site costs related to the continued build-out of our nationwide 5G network.

Cost of equipment sales, exclusive of depreciation and amortization, increased $571 million, or 14%, for the three months ended and increased $970 million, or 11%, for the six months ended June 30, 2025.

The increase for the three months ended June 30, 2025, was primarily from:

•An increase of $431 million in device cost of equipment sales, primarily from higher average cost per device sold, primarily driven by an increase in the high-end phone mix, including the impact of higher postpaid device upgrades and lower Assurance Wireless device sales; and
•An increase of $124 million in liquidation costs, primarily due to a higher number of liquidated devices.

The increase for the six months ended June 30, 2025, was primarily from:

•An increase of $684 million in device cost of equipment sales, primarily from higher average cost per device sold, primarily driven by an increase in the high-end phone mix, including the impact of higher postpaid device upgrades and lower Assurance Wireless device sales; and
•An increase of $256 million in liquidation costs, primarily due to a higher number of liquidated devices.

Selling, general and administrative expenses increased $255 million, or 5%, for the three months ended and increased $605 million, or 6%, for the six months ended June 30, 2025, primarily from:

•Higher payroll and benefit related expenses, including from the impact of acquisitions;
•Higher advertising expenses; and
•A $100 million gain recognized in the prior period for the extension fee previously paid by DISH associated with the license purchase agreement for 800 MHz spectrum licenses, which was not purchased; partially offset by
•A $151 million gain recognized in the current period related to the completed sale of a portion of our 3.45 GHz spectrum licenses.

Depreciation and amortization decreased $102 million, or 3%, for the three months ended and decreased $275 million, or 4%, for the six months ended June 30, 2025, primarily from higher depreciation expense from the acceleration of certain technology assets in the prior year.

Operating income, the components of which are discussed above, increased $583 million, or 13%, for the three months ended and increased $1.4 billion, or 16%, for the six months ended June 30, 2025.

Interest expense, net increased $68 million, or 8%, for the three months ended and increased $104 million, or 6%, for the six months ended June 30, 2025, primarily from higher interest expense related to the issuances of Senior Notes during the first quarter of 2025.

Other (expense) income, net was insignificant for both periods.

Income before income taxes, the components of which are discussed above, was $4.3 billion and $3.8 billion for the three months ended June 30, 2025 and 2024, respectively, and $8.1 billion and $6.9 billion for the six months ended June 30, 2025 and 2024, respectively.

Income tax expense increased $215 million, or 26%, for the three months ended and increased $336 million, or 21%, for the six months ended June 30, 2025.

The increase for the three months ended June 30, 2025, was primarily from:

•Higher income before income taxes; and
•Tax benefits recognized in the prior period from adjustments to certain tax reserves.

Our effective tax rate was 24.7% and 22.4% for the three months ended June 30, 2025 and 2024, respectively.

The increase for the six months ended June 30, 2025, was primarily from:

•Higher income before income taxes; and
•Tax benefits recognized in the prior period from adjustments to certain tax reserves; partially offset by
•An increase in excess tax benefits related to the vesting of restricted stock awards.

Our effective tax rate was 23.9% and 23.3% for the six months ended June 30, 2025 and 2024, respectively.

Net income, the components of which are discussed above, was $3.2 billion and $2.9 billion for the three months ended June 30, 2025 and 2024, respectively, and $6.2 billion and $5.3 billion for the six months ended June 30, 2025 and 2024, respectively.

Net income included a Sprint Merger-related gain, net of Sprint Merger-related costs and tax, of $6 million for the three months ended June 30, 2024, and Sprint Merger-related costs, net of Sprint Merger-related gain and tax, of $91 million for the six months ended June 30, 2024. There were no Sprint Merger-related costs for the three and six months ended June 30, 2025.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	June 30, 2025	December 31, 2024
Current assets	$24,740	$16,741
Noncurrent assets	174,497	179,335
Current liabilities	20,395	18,279
Noncurrent liabilities	124,878	122,934
Due to non-guarantors	203	1,507
Due to related parties	2,074	2,098

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Total revenues	$40,792	$78,996
Operating income	8,279	14,463
Net income	4,800	8,360
Revenue from non-guarantors	1,349	2,619
Operating expenses to non-guarantors	1,236	2,481
Other income (expense) to non-guarantors	6	(116)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	June 30, 2025	December 31, 2024
Current assets	$16,486	$10,970
Noncurrent assets	14,563	14,734
Current liabilities	14,963	12,683
Noncurrent liabilities	98,042	96,145
Due to non-guarantors (1)	18,790	21,371
Due to related parties	2,074	2,098
(1)     The decrease in Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the six months ended June 30, 2025.

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Total revenues	$401	$330
Operating loss	(2,147)	(3,628)
Net loss	(4,796)	(8,101)
Other expense, net, to non-guarantors	(222)	(584)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	June 30, 2025	December 31, 2024
Current assets	$16,486	$10,970
Noncurrent assets	14,563	14,734
Current liabilities	15,035	12,756
Noncurrent liabilities	94,130	92,278
Due to non-guarantors (1)	9,966	12,318
Due to related parties	2,074	2,098
(1)     The decrease in Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the six months ended June 30, 2025.

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Total revenues	$401	$330
Operating loss	(2,147)	(3,628)
Net loss	(4,752)	(8,041)
Other expense, net, to non-guarantors	(80)	(257)

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

Postpaid Accounts

A postpaid account is generally defined as a billing account number that generates revenue. Postpaid accounts generally consist of customers that are qualified for postpaid service utilizing phones, 5G broadband modems, fiber connections, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and IoT), where they generally pay after receiving service.

The following table sets forth the number of ending postpaid accounts:

	As of June 30,		Change
(in thousands)	2025	2024	#	%
Postpaid accounts (1)	31,502	30,316	1,186	4%
(1)    In the second quarter of 2025, we acquired 85,000 postpaid accounts from Lumos.

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	#	%	2025	2024	#	%
Postpaid net account additions	318	301	17	6%	523	519	4	1%

Postpaid net account additions increased 17,000, or 6%, for the three months ended, primarily from higher gross account additions, partially offset by higher account deactivations, including the impact from a growing account base and the temporary impact of current year rate plan optimizations and lower 5G broadband-only account additions.

Postpaid net account additions increased slightly for the six months ended June 30, 2025, primarily from higher gross account additions, mostly offset by higher account deactivations, including the impact from a growing account base and the temporary impact of current year rate plan optimizations and lower 5G broadband-only account additions.

Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier that is associated with an account that generates revenue. Customers are qualified either for postpaid service utilizing phones, 5G broadband modems, fiber connections, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and IoT), where they generally pay after receiving service, or prepaid service, where they generally pay in advance of receiving service.

The following table sets forth the number of ending customers:

	As of June 30,		Change
(in thousands)	2025	2024	#	%
Customers, end of period
Postpaid phone customers	80,338	77,245	3,093	4%
Postpaid other customers (1)	26,946	23,365	3,581	15%
Total postpaid customers	107,284	100,610	6,674	7%
Prepaid customers (2)	25,494	25,283	211	1%
Total customers	132,778	125,893	6,885	5%
Adjustments to customers (1) (2)	97	3,504	(3,407)	(97)%
(1)In the second quarter of 2025, we acquired 97,000 fiber customers from Lumos.
(2)In the second quarter of 2024, we acquired 3,504,000 prepaid customers through the Ka’ena Acquisition, which includes the impact of certain base adjustments to align the policies of Ka’ena and T-Mobile.

5G broadband customers included in Postpaid other customers were 6,556,000 and 4,992,000 as of June 30, 2025 and 2024, respectively. 5G broadband customers included in Prepaid customers were 752,000 and 595,000 as of June 30, 2025 and 2024, respectively.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	#	%	2025	2024	#	%
Net customer additions
Postpaid phone customers	830	777	53	7%	1,325	1,309	16	1%
Postpaid other customers	902	561	341	61%	1,744	1,249	495	40%
Total postpaid customers	1,732	1,338	394	29%	3,069	2,558	511	20%
Prepaid customers	39	179	(140)	(78)%	84	131	(47)	(36)%
Total net customer additions	1,771	1,517	254	17%	3,153	2,689	464	17%
Adjustments to customers (1) (2)	97	3,504	(3,407)	(97)%	97	3,504	(3,407)	(97)%
(1)In the second quarter of 2025, we acquired 97,000 fiber customers from Lumos.
(2)In the second quarter of 2024, we acquired 3,504,000 prepaid customers through the Ka’ena Acquisition, which includes the impact of certain base adjustments to align the policies of Ka’ena and T-Mobile.

Total net customer additions increased 254,000, or 17%, for the three months ended and increased 464,000, or 17%, for the six months ended June 30, 2025.

The increase for the three months ended June 30, 2025, was primarily from:

•Higher postpaid other net customer additions, primarily due to
•Higher net additions from mobile internet devices, primarily due to higher prior year deactivations of lower ARPU mobile internet devices in the educational sector activated during the Pandemic and no longer needed; and
•Higher 5G broadband net additions; partially offset by
•Increased deactivations from a growing customer base; and
•Lower net additions from wearables; and
•Higher postpaid phone net customer additions, primarily from higher gross additions and higher prepaid to postpaid migrations, partially offset by higher churn, primarily driven by the temporary impact of current year rate plan optimizations and increased deactivations from a growing customer base; partially offset by
•Lower prepaid net customer additions, primarily from increased deactivations from a growing customer base, primarily due to the Ka’ena Acquisition, higher churn, and higher prepaid to postpaid migrations, partially offset by higher gross additions primarily due to the Ka’ena Acquisition; and
•5G broadband net customer additions included in postpaid other net customer additions were 427,000 and 358,000 for the three months ended June 30, 2025 and 2024, respectively. 5G broadband net customer additions included in prepaid net customer additions were 27,000 and 48,000 for the three months ended June 30, 2025 and 2024, respectively.

The increase for the six months ended June 30, 2025, was primarily from:

•Higher postpaid other net customer additions, primarily due to
•Higher net additions from mobile internet devices, primarily due to higher prior year deactivations of lower ARPU mobile internet devices in the educational sector activated during the Pandemic and no longer needed;
•Higher net additions from other connected devices; and
•Higher 5G broadband net additions; partially offset by
•Increased deactivations from a growing customer base; and
•Lower net additions from wearables; and
•Slightly higher postpaid phone net customer additions, primarily from higher gross additions and higher prepaid to postpaid migrations, mostly offset by higher churn, primarily driven by the temporary impact of current year rate plan optimizations and increased deactivations from a growing customer base; partially offset by
•Lower prepaid net customer additions, primarily from increased deactivations from a growing customer base, primarily due to the Ka’ena Acquisition, higher churn, and higher prepaid to postpaid migrations, partially offset by higher gross additions, primarily due to the Ka’ena Acquisition.
•5G broadband net customer additions included in postpaid other net customer additions were 814,000 and 704,000 for the six months ended June 30, 2025 and 2024, respectively. 5G broadband net customer additions included in prepaid net customer additions were 64,000 and 107,000 for the six months ended June 30, 2025 and 2024, respectively.

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

The following table sets forth the churn:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024		2025	2024
Postpaid phone churn	0.90%	0.80%	10 bps	0.90%	0.83%	7 bps
Prepaid churn	2.65%	2.54%	11 bps	2.67%	2.64%	3 bps

Postpaid phone churn increased 10 basis points for the three months ended and increased 7 basis points for the six months ended June 30, 2025, primarily from the temporary impact of current year rate plan optimizations.

Prepaid churn increased 11 basis points for the three months ended June 30, 2025, primarily due to normalized switching activity.

Prepaid churn increased 3 basis points for the six months ended June 30, 2025, primarily due to normalized switching activity, partially offset by the inclusion of prepaid customers associated with the Ka’ena Acquisition with lower churn.

Postpaid Average Revenue Per Account

Postpaid Average Revenue per Account (“ARPA”) represents the average monthly postpaid service revenue earned per account. Postpaid ARPA is calculated as Postpaid revenues for the specified period divided by the average number of postpaid accounts during the period, further divided by the number of months in the period. We believe postpaid ARPA provides management, investors and analysts with useful information to assess and evaluate our postpaid service revenue realization and assists in forecasting our future postpaid service revenues on a per account basis. We consider postpaid ARPA to be indicative of our revenue growth potential given the increase in the average number of postpaid phone customers per account and increases in postpaid other customers, including 5G broadband, fiber, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and IoT).

The following table sets forth our operating measure ARPA:

(in dollars)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Postpaid ARPA	$149.87	$142.54	$7.33	5%	$148.06	$141.71	$6.35	4%

Postpaid ARPA increased $7.33, or 5%, for the three months ended and increased $6.35, or 4%, for the six months ended June 30, 2025.

The increase for the three months ended June 30, 2025, was primarily from:

•The positive impact from rate plan optimizations and higher fee revenue, including from the adoption of new tax and fee exclusive plans;
•An increase in customers per account, including from the continued adoption of 5G broadband and the continued growth of T-Mobile for Business customers; and
•Higher premium services, primarily high-end rate plans, net of contra-revenues for content included in such plans, and discounts for specific affinity groups, such as 55+, military and first responders; partially offset by
•Increased promotional activity; and
•An increase in 5G broadband and fiber-only accounts.

The increase for the six months ended June 30, 2025, was primarily from:

•An increase in customers per account, including from the continued adoption of 5G broadband and the continued growth of T-Mobile for Business customers;
•The positive impact from rate plan optimizations and higher fee revenue, including from the adoption of new tax and fee exclusive plans; and
•Higher premium services, primarily high-end rate plans, net of contra-revenues for content included in such plans, and discounts for specific affinity groups, such as 55+, military and first responders; partially offset by
•Increased promotional activity; and
•An increase in 5G broadband and fiber-only accounts.

Average Revenue Per User

Average Revenue per User (“ARPU”) represents the average monthly service revenue earned per customer. ARPU is calculated as service revenues for the specified period divided by the average number of customers during the period, further divided by the number of months in the period. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue per customer and assist in forecasting our future service revenues generated from our customer base. Postpaid phone ARPU excludes postpaid other customers and related revenues, which include 5G broadband, fiber, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and IoT).

The following table sets forth our operating measure ARPU:

(in dollars)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Postpaid phone ARPU	$50.62	$49.07	$1.55	3%	$50.00	$48.93	$1.07	2%
Prepaid ARPU	34.63	35.94	(1.31)	(4)%	34.65	36.52	(1.87)	(5)%

Postpaid Phone ARPU

Postpaid phone ARPU increased $1.55, or 3%, for the three months ended and increased $1.07, or 2%, for the six months ended June 30, 2025, primarily from:

•The positive impact from rate plan optimizations and higher fee revenue, including from the adoption of new tax and fee exclusive plans; and
•Higher premium services, primarily high-end rate plans, net of contra-revenues for content included in such plans, and discounts for specific affinity groups, such as 55+, military and first responders; partially offset by
•Increased promotional activity, including the success of bundled offerings; and
•Continued growth in T-Mobile for Business customers with lower ARPU given larger account sizes.

Prepaid ARPU

Prepaid ARPU decreased $1.31, or 4%, for the three months ended and decreased $1.87, or 5%, for the six months ended June 30, 2025, primarily from the inclusion of lower ARPU prepaid customers associated with the Ka’ena Acquisition.

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

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions, except percentages)	2025	2024	$	%	2025	2024	$	%
Net income	$3,222	$2,925	$297	10%	$6,175	$5,299	$876	17%
Adjustments:
Interest expense, net	922	854	68	8%	1,838	1,734	104	6%
Other expense (income), net	11	8	3	38%	57	(12)	69	(575)%
Income tax expense	1,058	843	215	26%	1,943	1,607	336	21%
Operating income	5,213	4,630	583	13%	10,013	8,628	1,385	16%
Depreciation and amortization	3,146	3,248	(102)	(3)%	6,344	6,619	(275)	(4)%
Stock-based compensation (1)	178	147	31	21%	346	287	59	21%
Sprint Merger-related (gain) costs, net (2)	—	(9)	9	(100)%	—	121	(121)	(100)%
UScellular Merger-related costs (3)	33	—	33	NM	47	—	47	NM
Legal-related (recoveries) expenses, net (4)	(4)	15	(19)	(127)%	2	15	(13)	(87)%
Other, net (5)	(19)	22	(41)	(186)%	54	35	19	54%
Adjusted EBITDA	8,547	8,053	494	6%	16,806	15,705	1,101	7%
Lease revenues	(6)	(26)	20	(77)%	(7)	(61)	54	(89)%
Core Adjusted EBITDA	$8,541	$8,027	$514	6%	$16,799	$15,644	$1,155	7%
Net income margin (Net income divided by Service revenues)	18%	18%		— bps	18%	16%		200 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	49%	49%		— bps	49%	48%		100 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	49%	49%		— bps	49%	48%		100 bps
(1)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense on the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Sprint Merger have been included in Sprint Merger-related (gain) costs, net.
(2)Sprint Merger-related (gain) costs, net, for the three and six months ended June 30, 2024, includes the $100 million gain recognized for the extension fee previously paid by DISH associated with the license purchase agreement for 800 MHz spectrum licenses, which was not purchased.
(3)UScellular Merger-related costs generally include pre-merger consulting and legal fees.
(4)Legal-related expenses, net, consists of the settlement of certain litigation and compliance costs associated with the August 2021 cyberattack and is presented net of insurance recoveries.
(5)Other, net, primarily consists of certain severance, restructuring and other expenses, gains and losses, not directly attributable to the Sprint Merger or UScellular Merger, which are not reflective of T-Mobile’s core business activities and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA.
NM - Not meaningful

Core Adjusted EBITDA increased $514 million, or 6%, for the three months ended and increased $1.2 billion, or 7%, for the six months ended June 30, 2025. The components comprising Core Adjusted EBITDA are discussed further above.

The increase for the three and six months ended June 30, 2025, was primarily from:

•Higher Total service revenues; and
•Higher Equipment revenues, excluding Lease revenues; partially offset by
•Higher Cost of equipment sales;
•Higher Selling, general and administrative expenses, excluding Special Items; and
•Higher Cost of services, excluding Special Items.

Adjusted EBITDA increased $494 million, or 6%, for the three months ended and increased $1.1 billion, or 7%, for the six months ended June 30, 2025, primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, partially offset by lower lease revenues, which decreased $20 million for the three months ended and decreased $54 million for the six months ended June 30, 2025.

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

Cash Flows

The following is a condensed schedule of our cash flows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2025	2024	$	%	2025	2024	$	%
Net cash provided by operating activities	$6,992	$5,521	$1,471	27%	$13,839	$10,605	$3,234	30%
Net cash used in investing activities	(1,559)	(1,678)	119	(7)%	(4,968)	(3,465)	(1,503)	43%
Net cash used in financing activities	(7,205)	(4,134)	(3,071)	74%	(4,012)	(5,800)	1,788	(31)%

Operating Activities

Net cash provided by operating activities increased $1.5 billion, or 27%, for the three months ended and increased $3.2 billion, or 30%, for the six months ended June 30, 2025.

The increase for the three months ended June 30, 2025, was primarily from:

•A $1.3 billion decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Accounts receivable, Other current and long-term liabilities and Short- and long-term operating lease liabilities, partially offset by higher use of cash from Other current and long-term assets; and
•A $205 million increase in Net income, adjusted for non-cash income and expenses.
•Net cash provided by operating activities includes the impact of the Pledge Amendments as described below.
•Net cash provided by operating activities includes the impact of $61 million and $241 million in net payments for Sprint Merger-related costs for the three months ended June 30, 2025 and 2024, respectively.

The increase for the six months ended June 30, 2025, was primarily from:

•A $2.4 billion decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Accounts payable and accrued liabilities, Accounts receivable, Short- and long-term operating lease liabilities and Other current and long-term liabilities, partially offset by higher use of cash from Inventory, Other current and long-term assets and Equipment installment plan receivables; and
•An $868 million increase in Net income, adjusted for non-cash income and expenses.
•Net cash provided by operating activities includes the impact of the Pledge Amendments as described below.
•Net cash provided by operating activities includes the impact of $122 million and $534 million in net payments for Sprint Merger-related costs for the six months ended June 30, 2025 and 2024, respectively.

Investing Activities

Net cash used in investing activities decreased $119 million, or 7%, for the three months ended and increased $1.5 billion, or 43%, for the six months ended June 30, 2025.

The use of cash for the three months ended June 30, 2025, was primarily from:

•$2.4 billion in Purchases of property and equipment, including capitalized interest, from the continued build-out of our nationwide 5G network;
•$908 million in Investments in unconsolidated affiliates, net, primarily from the joint acquisition of Lumos; and
•$842 million in Purchases of spectrum and intangible assets, including the remaining 600 MHz spectrum licenses purchased from Channel 51 License Co LLC and LB License Co, LLC (see Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements); partially offset by
•$2.1 billion in Proceeds from the sale of property, equipment and intangible assets, primarily from the sale of a portion of the 3.45 GHz licenses to N77 License Co LLC (see Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements).

The use of cash for the six months ended June 30, 2025, was primarily from:

•$4.8 billion in Purchases of property and equipment, including capitalized interest, from the continued build-out of our nationwide 5G network;
•$983 million in Investments in unconsolidated affiliates, net, primarily from the joint acquisition of Lumos;
•$915 million in Purchases of spectrum and intangible assets, including the remaining 600 MHz spectrum licenses purchased from Channel 51 License Co LLC and LB License Co, LLC (see Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements); and
•$726 million of cash consideration, net of cash acquired, related to our acquisitions of Vistar and Blis; partially offset by
•$2.1 billion in Proceeds from the sale of property, equipment and intangible assets, primarily from the sale of a portion of the 3.45 GHz licenses to N77 License Co LLC (see Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements).

Financing Activities

Net cash used in financing activities increased $3.1 billion, or 74%, for the three months ended and decreased $1.8 billion, or 31%, for the six months ended June 30, 2025.

The use of cash for the three months ended June 30, 2025, was primarily from:

•$3.3 billion in Repayments of long-term debt;
•$2.6 billion in Repurchases of common stock;
•$996 million in Dividends on common stock; and
•$331 million in Repayments of financing lease obligations.

The use of cash for the six months ended June 30, 2025, was primarily from:

•$5.0 billion in Repurchases of common stock;
•$3.7 billion in Repayments of long-term debt;
•$2.0 billion in Dividends on common stock;
•$646 million in Repayments of financing lease obligations; and
•$302 million in Tax withholdings on share-based awards; partially offset by
•$7.8 billion in Proceeds from issuance of long-term debt, net.

Cash and Cash Equivalents

As of June 30, 2025, our Cash and cash equivalents were $10.3 billion compared to $5.4 billion at December 31, 2024.

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

The table below provides a reconciliation of Adjusted Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions, except percentages)	2025	2024	$	%	2025	2024	$	%
Net cash provided by operating activities	$6,992	$5,521	$1,471	27%	$13,839	$10,605	$3,234	30%
Cash purchases of property and equipment, including capitalized interest	(2,396)	(2,040)	(356)	17%	(4,847)	(4,667)	(180)	4%
Proceeds related to beneficial interests in securitization transactions	—	958	(958)	(100)%	—	1,848	(1,848)	(100)%
Adjusted Free Cash Flow	$4,596	$4,439	$157	4%	$8,992	$7,786	$1,206	15%
Net cash provided by operating activities margin (Net cash provided by operating activities divided by Service revenues)	40%	34%		600 bps	40%	33%		700 bps
Adjusted Free Cash Flow margin (Adjusted Free Cash Flow divided by Service revenues)	26%	27%		-100 bps	26%	24%		200 bps

Adjusted Free Cash Flow increased $157 million, or 4%, for the three months ended and increased $1.2 billion, or 15%, for the six months ended June 30, 2025.

The increase for the three months ended June 30, 2025, was primarily from:

•Higher Net cash provided by operating activities, as described above; partially offset by
•Proceeds related to beneficial interests in securitization transactions recognized in the prior year; and
•Higher Cash purchases of property and equipment, including capitalized interest, driven by planned timing of capital purchases.
•Adjusted Free Cash Flow includes the impact of $61 million and $241 million for the three months ended June 30, 2025 and 2024, respectively, in net payments for Sprint Merger-related costs.

The increase for the six months ended June 30, 2025, was primarily from:

•Higher Net cash provided by operating activities, as described above; partially offset by
•Proceeds related to beneficial interests in securitization transactions recognized in the prior year; and
•Higher Cash purchases of property and equipment, including capitalized interest, driven by planned timing of capital purchases.
•Adjusted Free Cash Flow includes the impact of $122 million and $534 million for the six months ended June 30, 2025 and 2024, respectively, in net payments for Sprint Merger-related costs.

During the six months ended June 30, 2025 and 2024, there were no significant net cash proceeds from securitization.

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

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $7.5 billion. As of June 30, 2025, there was no outstanding balance under the Revolving Credit Facility.

We maintain an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements and proceeds are expected to be used for general corporate purposes. As of June 30, 2025, there was no outstanding balance under this program.

Debt Financing

On January 31, 2025, our wholly owned subsidiary, T-Mobile USA, Inc., entered into a credit agreement with certain financial institutions, backed by an Export Credit Agency (the “ECA Facility”), providing for a loan of up to $1.0 billion. On March 17, 2025, we drew down the full $1.0 billion available under the ECA Facility and recognized the net proceeds within Proceeds from issuance of long-term debt, net on our Condensed Consolidated Statements of Cash Flows.

As of June 30, 2025, our total debt and financing lease liabilities were $85.3 billion, excluding our tower obligations, of which $76.5 billion was classified as long-term debt and $1.2 billion was classified as long-term financing lease liabilities.

During the six months ended June 30, 2025, we issued long-term debt for net proceeds of $7.8 billion, including proceeds from the ECA Facility, and repaid short-term debt with an aggregate principal amount of $3.7 billion.

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

The FCC approved the remaining Chicago and New Orleans deferred licenses from the second tranche on April 15, 2025. The purchase of the remaining licenses closed on June 2, 2025, and the associated payment of $604 million was made on the same day.

On September 12, 2023, we entered into a License Purchase Agreement with Comcast (the “Comcast License Purchase Agreement”), pursuant to which we will acquire spectrum in the 600 MHz band from Comcast in exchange for total cash consideration of between $1.2 billion and $3.3 billion, subject to an application for FCC approval. The licenses are subject to an exclusive leasing arrangement between us and Comcast entered into contemporaneously with the Comcast License Purchase Agreement. On January 13, 2025, we and Comcast entered into an amendment to the Comcast License Purchase Agreement, pursuant to which we will acquire additional spectrum. Subsequent to the amendment, the total cash consideration for the transaction is between $1.2 billion and $3.4 billion. We anticipate the closing will occur in the first half of 2028.

On September 10, 2024, we entered into a License Purchase Agreement with N77 License Co LLC (“Buyer”), pursuant to which Buyer has the option to purchase all or a portion of our remaining 3.45 GHz spectrum licenses in exchange for a range of cash consideration, with the specific licenses sold to be determined based upon the amount of committed financing raised by Buyer. Following receipt of the required regulatory approvals, on April 30, 2025, we completed the sale of a portion of our 3.45 GHz spectrum licenses for $2.0 billion.

On May 30, 2025, we entered into a License and Unit Purchase Agreement with NEWLEVEL IV, L.P. and NEWLEVEL, LLC, both of which are affiliates of Grain Management, LLC (“Grain”), pursuant to which we will sell our 800 MHz spectrum licenses in exchange for cash consideration of $2.9 billion and the receipt of Grain’s 600 MHz spectrum licenses, which we are currently utilizing under lease agreements with Grain. In addition, we may receive a share of certain future proceeds from transactions entered into by Grain that monetize the 800 MHz spectrum licenses, subject to certain terms and conditions and following a certain return on invested capital for Grain. The transaction is subject to customary closing conditions and contingent on the receipt of regulatory approvals, including the FCC’s approval regarding certain modifications to the 800 MHz spectrum licenses, and is currently expected to close in the fourth quarter of 2025 or first quarter of 2026. In addition, we expect an increase to our cash income tax liability of approximately $850 million upon the transaction close.

Lumos Joint Venture

On April 24, 2024, we entered into a definitive agreement with Fund VI to establish a joint venture between us and Fund VI to acquire Lumos from EQT’s predecessor fund, EQT Infrastructure III. On April 1, 2025, we completed the joint acquisition of Lumos. During the three months ended June 30, 2025, we invested $932 million to acquire a 50% equity interest in the joint venture and 97,000 fiber customers. The funds invested by us will be used to fund future fiber builds. In addition, pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million between 2027 and 2028 under the existing business plan.

For more information regarding the Lumos joint venture, see Note 3 – Joint Ventures of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Ka’ena Corporation

On May 1, 2024, we completed the Ka’ena Acquisition. The total purchase price consists of an upfront payment on the Ka’ena Acquisition Date and an earnout payable on August 1, 2026.

Based on the adjusted amount paid upfront, an additional $420 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout.

For more information regarding the Ka’ena Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of UScellular Wireless Business

On May 24, 2024, we entered into a securities purchase agreement with UScellular pursuant to which, among other things, we will acquire substantially all of UScellular’s wireless operations and select spectrum assets for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt through exchange offers to certain UScellular debtholders prior to closing.

On May 23, 2025, we launched exchange offers for any and all of certain outstanding senior notes of UScellular. In conjunction with the Exchange Offers, we also solicited consents for each series of the outstanding senior notes of UScellular to effect a number of amendments to the applicable indenture under which each such series of notes were issued and are governed. As of July 1, 2025, the total principal amount of certain outstanding UScellular senior notes validly tendered was $1.7 billion. To the extent any debtholders do not participate in the Exchange Offers, their senior notes will continue as obligations of UScellular, and the cash portion of the purchase price will be correspondingly increased. The consummation of the Exchange Offers and Consent Solicitations are subject to the closing of the UScellular Acquisition and will expire on August 1, 2025.

On July 11, 2025, we received all necessary regulatory approvals, and the UScellular Acquisition is expected to close on August 1, 2025.

On July 22, 2025, we entered into asset purchase agreements for the acquisition of substantially all of the wireless operations assets of each of Farmers Cellular Telephone Company, Inc., Iowa RSA No. 9 Limited Partnership, and Iowa RSA No. 12

Limited Partnership (collectively, the “Iowa Entities”) for an aggregate purchase price of approximately $170 million. These transactions are expected to close concurrently with the UScellular Acquisition on August 1, 2025.

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

Metronet Joint Venture

On July 18, 2024, we entered into a definitive agreement with KKR to establish a joint venture to acquire Metronet. At closing, we expect to invest approximately $4.6 billion, adjusted for Metronet’s incremental pre-close debt financing, to acquire a 50% equity interest in the joint venture and all existing residential fiber customers, as well as funding of the joint venture. We do not anticipate making further capital contributions following the closing under the existing business plan. On July 9, 2025, we received all necessary regulatory approvals, and the joint acquisition of Metronet is expected to close on July 24, 2025.

For more information regarding the Metronet joint venture, see Note 3 – Joint Ventures of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Vistar Media Inc.

Upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals, on February 3, 2025, we completed the Vistar Acquisition, and as a result, Vistar became a wholly owned subsidiary of T-Mobile. In exchange, we transferred cash of $621 million.

For more information regarding the Vistar Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Blis Holdco Limited

Upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals, on March 3, 2025, we completed the Blis Acquisition, and as a result, Blis became a wholly owned subsidiary of T-Mobile. In exchange, we transferred cash of $180 million.

For more information regarding the Blis Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of June 30, 2025, we derecognized net receivables of $1.6 billion upon sale through these arrangements.

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

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of June 30, 2025.

Financing Lease Facilities

We have uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. We expect to enter into up to a total of $1.2 billion in financing lease commitments during the year ending December 31, 2025. As of June 30, 2025, we have entered into $10.6 billion of financing leases under these financing lease facilities, of which $424 million and $667 million was executed during the three and six months ended June 30, 2025, respectively.

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
•Approximately $19.0 billion in a discretionary and flexible envelope for potential activities, which may include de-levering, investments in our core business, strategic investments, and/or additional capital returns to stockholders beyond the $50.0 billion initial allocation; and
•Approximately $11.0 billion for announced transactions, including the acquisitions closed during the six months ended June 30, 2025. See Note 2 - Business Combinations, Note 3 - Joint Ventures and Note 6 – Goodwill, Spectrum License Transactions and Other Intangible Assets for additional information.

On November 21, 2024, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which was paid on March 13, 2025, to stockholders of record as of the close of business on February 28, 2025.

On February 6, 2025, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which was paid on June 12, 2025, to stockholders of record as of the close of business on May 30, 2025.

On June 5, 2025, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which will be paid on September 11, 2025, to stockholders of record as of the close of business on August 29, 2025.

During the three and six months ended June 30, 2025, we paid an aggregate of $996 million and $2.0 billion, respectively, in cash dividends to our stockholders, which was presented within Net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows. As of June 30, 2025, $986 million for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2025, we repurchased 10,148,791 shares of our common stock at an average price per share of $243.32 for a total purchase price of $2.5 billion, and during the six months ended June 30, 2025, we repurchased 20,240,018 shares of our common stock at an average price per share of $244.04 for a total purchase price of $4.9 billion, under the 2025 Stockholder Return Program. As of June 30, 2025, we had up to $7.1 billion remaining under the 2025 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2025.

Subsequent to June 30, 2025, from July 1, 2025, through July 18, 2025, we repurchased 2,032,767 shares of our common stock at an average price per share of $232.16 for a total purchase price of $472 million under the 2025 Stockholder Return Program. As of July 18, 2025, we had up to $6.6 billion remaining under the 2025 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2025.

For additional information regarding the 2025 Stockholder Return Program, see Note 12 – Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements.

Related Party Transactions

We have related party transactions associated with DT, SoftBank or their respective affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of July 18, 2025, DT and SoftBank held, directly or indirectly, approximately 52.2% and 5.7%, respectively, of the outstanding T-Mobile common stock, with the remaining approximately 42.1% of the outstanding T-Mobile common stock held by other stockholders. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank, DT has voting control, as of July 18, 2025, over approximately 57.5% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended June 30, 2025, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended June 30, 2025, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to seven customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH, Golgohar Trade and Technology GmbH, International Trade and Industrial Technology ITRITEC GmbH, The Airline of the Islamic Republic of Iran and Kara Industrial Trading GmbH. These services are in the process of being terminated, in particular by undertaking appropriate legal steps before German courts. For the three months ended June 30, 2025, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular, Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended June 30, 2025, were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended June 30, 2025, SoftBank had no gross revenues from such services, and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended June 30, 2025, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenues and net profit generated by such services during the three months ended June 30, 2025, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risks in the normal course of business, primarily from changes in interest rates, including changes in investment yields and changes in spreads due to credit risk, foreign currency exchange rate fluctuations and other factors. These risks, along with other business risks, impact our cost of capital. Our policy is to manage exposure related to fluctuations in interest rates in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. We have established interest rate risk limits that are closely monitored by measuring interest rate sensitivities of our debt portfolio. As of June 30, 2025, we have €4.8 billion outstanding in EUR-denominated Senior Notes, which are subject to foreign currency exchange rate fluctuations. We have entered into cross-currency swap agreements that qualify and have been designated as fair value hedges of our EUR-denominated debt, mitigating our exposure to foreign currency transaction gains and losses. We do not foresee significant changes in the strategies used to manage market risk in the near future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls include the use of a Disclosure Committee that is comprised of representatives from our Accounting, Legal, Treasury, Technology, Risk Management, Government Affairs and Investor Relations functions and are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

In the second quarter of 2025, we began implementation of a new global enterprise resource planning (“ERP”) system. The implementation is expected to occur in phases over the next several years and will replace many of our operating and financial systems. The ERP system is designed to accurately maintain our financial records, support integrated billing, supply chain and other operational functionality, facilitate data analysis and accelerate information reporting to our management team related to the operation of the business. During the second quarter of 2025, we made changes to our internal control over financial reporting to address processes impacted by the ERP system implementation.

As the phased implementation of the new ERP system continues, we could have additional changes to our processes and procedures which, in turn, could result in additional changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

Other than the above-noted changes, there were no changes in our internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business, financial condition, and operating results are affected by changes in general economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, economic growth, tariffs and trade restrictions, fluctuations in global currencies, immigration policies, energy costs, rates of inflation (or concerns about deflation), supply chain disruptions, impacts of current geopolitical conflict or instability, such as the Ukraine-Russia, Iran-Israel and Israel-Hamas wars and further escalations thereof, and other macroeconomic factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended June 30, 2025:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1, 2025 - April 30, 2025	3,230,625	$254.80	3,230,625	$9,707
May 1, 2025 - May 31, 2025	3,384,216	243.23	3,384,216	8,884
June 1, 2025 - June 30, 2025	3,533,950	232.93	3,533,950	7,066
Total	10,148,791		10,148,791
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.1*	Form of PRSU Award Agreement.				X
10.2*
Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015, June 16, 2016, June 13, 2017, June 13, 2019, June 4, 2020, June 13, 2024 and June 6, 2025).
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

T-MOBILE US, INC.

July 23, 2025	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)