Form 10-Q
period 2025-09-30
T-Mobile US, Inc.
filed 2025-10-23
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission File Number: 1-33409
T-MOBILE US, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0836269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12920 SE 38th Street
Bellevue, Washington
(Address of principal executive offices)
98006-1350
(Zip Code)

(425)	378-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	TMUS	The NASDAQ Stock Market LLC
3.550% Senior Notes due 2029	TMUS29	The NASDAQ Stock Market LLC
3.700% Senior Notes due 2032	TMUS32	The NASDAQ Stock Market LLC
3.150% Senior Notes due 2032	TMUS32A	The NASDAQ Stock Market LLC
3.850% Senior Notes due 2036	TMUS36	The NASDAQ Stock Market LLC
3.500% Senior Notes due 2037	TMUS37	The NASDAQ Stock Market LLC
3.800% Senior Notes due 2045	TMUS45	The NASDAQ Stock Market LLC
6.250% Senior Notes due 2069	TMUSL	The NASDAQ Stock Market LLC
5.500% Senior Notes due March 2070	TMUSZ	The NASDAQ Stock Market LLC
5.500% Senior Notes due June 2070	TMUSI	The NASDAQ Stock Market LLC

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 17, 2025
Common Stock, par value $0.00001 per share	1,118,506,626

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended September 30, 2025

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$3,310	$5,409
Accounts receivable, net of allowance for credit losses of $206 and $176	5,084	4,276
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $646 and $656	4,599	4,379
Inventory	2,370	1,607
Prepaid expenses	1,128	880
Other current assets	5,212	1,853
Total current assets	21,703	18,404
Property and equipment, net	38,718	38,533
Operating lease right-of-use assets	26,070	25,398
Financing lease right-of-use assets	2,955	3,091
Goodwill	13,690	13,005
Spectrum licenses	97,749	100,558
Other intangible assets, net	4,117	2,512
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $186 and $158	2,316	2,209
Other assets	9,862	4,325
Total assets	$217,180	$208,035
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$9,193	$8,463
Short-term debt	6,333	4,068
Deferred revenue	1,487	1,222
Short-term operating lease liabilities	3,550	3,281
Short-term financing lease liabilities	1,157	1,175
Other current liabilities	2,581	1,965
Total current liabilities	24,301	20,174
Long-term debt	76,365	72,700
Long-term debt to affiliates	1,498	1,497
Tower obligations	3,568	3,664
Deferred tax liabilities	19,222	16,700
Operating lease liabilities	26,780	26,408
Financing lease liabilities	1,186	1,151
Other long-term liabilities	3,783	4,000
Total long-term liabilities	132,402	126,120
Commitments and contingencies (Note 16)
Stockholders' equity
Common stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,275,435,436 and 1,271,074,364 shares issued, 1,118,506,240 and 1,144,579,681 shares outstanding	—	—
Additional paid-in capital	69,267	68,798
Treasury stock, at cost, 156,929,196 and 126,494,683 shares	(28,064)	(20,584)
Accumulated other comprehensive loss	(881)	(857)
Retained earnings	20,155	14,384
Total stockholders' equity	60,477	61,741
Total liabilities and stockholders' equity	$217,180	$208,035
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2025	2024	2025	2024
Revenues
Postpaid revenues	$14,882	$13,308	$42,554	$38,838
Prepaid revenues	2,625	2,716	7,911	7,711
Wholesale and other service revenues	734	701	2,139	2,701
Total service revenues	18,241	16,725	52,604	49,250
Equipment revenues	3,465	3,207	10,608	9,564
Other revenues	251	230	763	714
Total revenues	21,957	20,162	63,975	59,528
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,873	2,722	8,192	8,074
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,853	4,307	14,310	12,794
Selling, general and administrative	6,015	5,186	16,900	15,466
Impairment expense	278	—	278	—
Depreciation and amortization	3,408	3,151	9,752	9,770
Total operating expenses	17,427	15,366	49,432	46,104
Operating income	4,530	4,796	14,543	13,424
Other expense, net
Interest expense, net	(924)	(836)	(2,762)	(2,570)
Other (expense) income, net	(78)	7	(135)	19
Total other expense, net	(1,002)	(829)	(2,897)	(2,551)
Income before income taxes	3,528	3,967	11,646	10,873
Income tax expense	(814)	(908)	(2,757)	(2,515)
Net income	$2,714	$3,059	$8,889	$8,358

Net income	$2,714	$3,059	$8,889	$8,358
Other comprehensive income (loss), net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $16, $15, $48 and $45	48	44	141	130
Losses on fair value hedges, net of tax effect of $(7), $(5), $(55) and $(15)	(20)	(12)	(160)	(42)
Unrealized loss on foreign currency translation adjustment, net of tax effect of $0, $0, $0 and $0	—	—	(1)	—
Amortization of actuarial gain, net of tax effect of $0, $(2), $(1) and $(5)	(1)	(4)	(4)	(13)
Other comprehensive income (loss)	27	28	(24)	75
Total comprehensive income	$2,741	$3,087	$8,865	$8,433
Earnings per share
Basic	$2.42	$2.62	$7.84	$7.12
Diluted	$2.41	$2.61	$7.82	$7.10
Weighted-average shares outstanding
Basic	1,123,754,096	1,166,961,755	1,133,743,367	1,174,069,336
Diluted	1,126,627,708	1,170,649,561	1,136,920,521	1,177,637,145
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Operating activities
Net income	$2,714	$3,059	$8,889	$8,358
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,408	3,151	9,752	9,770
Stock-based compensation expense	227	170	613	474
Deferred income tax expense	797	817	2,505	2,279
Bad debt expense	337	299	925	836
Losses from sales of receivables	17	23	58	69
Impairment expense	278	—	278	—
Changes in operating assets and liabilities
Accounts receivable	(366)	(734)	(797)	(2,436)
Equipment installment plan receivables	44	(72)	133	360
Inventory	(537)	(448)	(591)	(57)
Operating lease right-of-use assets	929	877	2,667	2,605
Other current and long-term assets	(322)	(19)	(983)	(275)
Accounts payable and accrued liabilities	890	(165)	729	(1,861)
Short- and long-term operating lease liabilities	(936)	(805)	(2,720)	(2,970)
Other current and long-term liabilities	(239)	(125)	(409)	(657)
Other, net	216	111	247	249
Net cash provided by operating activities	7,457	6,139	21,296	16,744
Investing activities
Purchases of property and equipment, including capitalized interest of $(13), $(9), $(33) and $(26)	(2,639)	(1,961)	(7,486)	(6,628)
Purchases of spectrum licenses and other intangible assets, including deposits	(1,590)	(2,419)	(2,505)	(2,636)
Proceeds from the sale of property, equipment and intangible assets	18	15	2,091	38
Proceeds related to beneficial interests in securitization transactions	—	984	—	2,832
Acquisition of companies, net of cash acquired	(2,797)	—	(3,523)	(390)
Investments in unconsolidated affiliates, net	(3,072)	—	(4,055)	—
Other, net	(59)	74	371	12
Net cash used in investing activities	(10,139)	(3,307)	(15,107)	(6,772)
Financing activities
Proceeds from issuance of long-term debt, net	498	2,480	8,266	8,089
Repayments of financing lease obligations	(318)	(347)	(964)	(1,025)
Repayments of long-term debt	(828)	(223)	(4,564)	(3,169)
Repurchases of common stock	(2,479)	(560)	(7,528)	(6,541)
Dividends on common stock	(987)	(758)	(2,986)	(2,286)
Tax withholdings on share-based awards	(92)	(36)	(394)	(244)
Other, net	(32)	(49)	(80)	(117)
Net cash (used in) provided by financing activities	(4,238)	507	(8,250)	(5,293)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	—	—	13	—
Change in cash and cash equivalents, including restricted cash	(6,920)	3,339	(2,048)	4,679
Cash and cash equivalents, including restricted cash
Beginning of period	10,585	6,647	5,713	5,307
End of period	$3,665	$9,986	$3,665	$9,986
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except share and per share amounts)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance as of June 30, 2025	1,127,450,618	146,725,778	$(25,569)	$69,008	$(908)	$18,576	$61,107
Net income	—	—	—	—	—	2,714	2,714
Dividends declared ($1.02 per share)	—	—	—	—	—	(1,135)	(1,135)
Other comprehensive income	—	—	—	—	27	—	27
Stock-based compensation	—	—	—	216	—	—	216
Stock issued for employee stock purchase plan	437,777	—	—	89	—	—	89
Issuance of vested restricted stock units	1,175,288	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(365,677)	—	—	(92)	—	—	(92)
Repurchases of common stock	(10,204,072)	10,204,072	(2,494)	—	—	—	(2,494)
Other, net	12,306	(654)	(1)	46	—	—	45
Balance as of September 30, 2025	1,118,506,240	156,929,196	$(28,064)	$69,267	$(881)	$20,155	$60,477

Balance as of December 31, 2024	1,144,579,681	126,494,683	$(20,584)	$68,798	$(857)	$14,384	$61,741
Net income	—	—	—	—	—	8,889	8,889
Dividends declared ($2.78 per share)	—	—	—	—	—	(3,118)	(3,118)
Other comprehensive loss	—	—	—	—	(24)	—	(24)
Stock-based compensation	—	—	—	596	—	—	596
Stock issued for employee stock purchase plan	1,150,449	—	—	214	—	—	214
Issuance of vested restricted stock units	4,627,936	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,491,249)	—	—	(394)	—	—	(394)
Repurchases of common stock	(30,444,090)	30,444,090	(7,475)	—	—	—	(7,475)
Other, net	83,513	(9,577)	(5)	53	—	—	48
Balance as of September 30, 2025	1,118,506,240	156,929,196	$(28,064)	$69,267	$(881)	$20,155	$60,477
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

The condensed consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, variable interest entities (“VIEs”) for which we are deemed to be the primary beneficiary and VIEs which cannot be deconsolidated, such as those related to our tower obligations as discussed in Note 10 - Tower Obligations. Intercompany transactions and balances have been eliminated in consolidation. Investments in entities that we do not control but have significant influence are accounted for under the equity method. We record our proportionate share of our equity method investees’ earnings within Other (expense) income, net on our Condensed Consolidated Statements of Comprehensive Income.

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

Internal-Use Software Accounting and Disclosures

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The amendments remove all references to project stages in ASC 350-40, clarify the threshold entities apply to begin capitalizing costs and address challenges arising from the evolution of software development practices. The new guidance modernizes accounting for software developed using incremental and iterative methods, where the existing model provided limited direction on when capitalization should begin.

Index for Notes to the Condensed Consolidated Financial Statements
The ASU also specifies that the disclosures under ASC 360-10, “Property, Plant, and Equipment—Overall,” apply to capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The standard will become effective for our fiscal year 2028 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date, retrospectively for all prior periods presented in the financial statements or using a modified retrospective transition approach with early adoption permitted. We are currently evaluating the impact this guidance will have on our Consolidated Financial Statements and related disclosures.

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

In accordance with the terms of the Merger and Unit Purchase Agreement, the total purchase price was variable, dependent upon specified performance indicators of Ka’ena, and consists of an upfront payment on the Ka’ena Acquisition Date and an earnout payable in the third quarter of 2026. On June 30, 2025, we amended the Merger and Unit Purchase Agreement to set the calculation of the earnout as the difference between the maximum purchase price of $1.35 billion and the upfront payment, as adjusted, and removed the requirement for Ka’ena to achieve specified performance indicators.

As of September 30, 2025, $239 million of liabilities for deferred consideration and $149 million of liabilities for post-acquisition services were presented within current liabilities on our Condensed Consolidated Balance Sheets, and as of December 31, 2024, $202 million of liabilities for deferred consideration and $80 million of liabilities for post-acquisition services were presented within long-term liabilities on our Condensed Consolidated Balance Sheets.

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

Acquisition of UScellular Wireless Business

On May 24, 2024, we entered into a securities purchase agreement with United States Cellular Corporation (“UScellular”), Telephone and Data Systems, Inc., and USCC Wireless Holdings, LLC for the acquisition of substantially all of UScellular’s wireless operations and select AWS, PCS, 600 MHz, 700 MHz and other spectrum assets for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt through exchange offers to certain UScellular debtholders.

On May 23, 2025, we launched exchange offers (the “Exchange Offers”) for any and all of certain outstanding senior notes of UScellular for new notes of T-Mobile with the same interest rate, interest payment dates, maturity dates and redemption terms as each corresponding series of senior notes of UScellular. In conjunction with the Exchange Offers, we also solicited consents for each series of the outstanding senior notes of UScellular to effect a number of amendments to the applicable indenture under which each such series of notes were issued and are governed (the “Consent Solicitations”). The consummation of the Exchange Offers and Consent Solicitations were subject to the closing of the UScellular acquisition, which occurred on August 1, 2025.

On July 22, 2025, we entered into three separate asset purchase agreements for the acquisition of substantially all of the wireless operations assets (together with UScellular’s wireless operations and select spectrum assets, the “UScellular Wireless Business”) of each of Farmers Cellular Telephone Company, Inc., Iowa RSA No. 9 Limited Partnership and Iowa RSA No. 12 Limited Partnership (collectively, the “Iowa Entities”) for an aggregate purchase price of $175 million payable in cash. Prior to our acquisition of the Iowa Entities, UScellular held a minority interest in each of the Iowa Entities.

Index for Notes to the Condensed Consolidated Financial Statements
The UScellular Wireless Business offers a comprehensive range of wireless communications products and services. As a combined company, we expect to increase competition in the U.S. wireless and broadband industries, achieve synergies and enhance our rural 5G coverage with our combined network footprint. Following the closing of the transactions, UScellular and the Iowa Entities will retain ownership of their other spectrum licenses, as well as their towers.

On August 1, 2025, upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals (the “UScellular Acquisition Date”), we completed the acquisition of the UScellular Wireless Business (the “UScellular Acquisition”), and as a result, the UScellular Wireless Business became wholly owned by T-Mobile. In exchange, on the UScellular Acquisition Date, we transferred cash of $2.8 billion. Additionally, the closing of the UScellular Acquisition obligated us to execute the Exchange Offers. UScellular senior notes with an aggregate outstanding principal balance of $1.7 billion were subsequently exchanged for T-Mobile notes in the Exchange Offers. The obligation to execute the Exchange Offers was recorded as debt assumed in the UScellular Acquisition with an aggregate assigned fair value of $1.7 billion. On the UScellular Acquisition Date, UScellular changed its legal name to Array Digital Infrastructure, Inc.

On August 5, 2025, we issued debt with an aggregate principal balance of $1.7 billion in settlement of the Exchange Offers. The issued debt consisted of 6.700% Senior Notes due 2033 in an aggregate principal amount of $489 million, 6.250% Senior Notes due 2069 in an aggregate principal amount of $393 million, 5.500% Senior Notes due March 2070 in an aggregate principal amount of $401 million and 5.500% Senior Notes due June 2070 in an aggregate principal amount of $395 million. The notes rank equally with all other unsecured and unsubordinated indebtedness of T-Mobile USA.

On the UScellular Acquisition Date, we entered into a master license agreement to lease space on at least 2,100 towers being retained by UScellular and extended our tenancy term on approximately 600 additional towers where we are already leasing space from UScellular for 15 years post-closing. In addition, through the master license agreement, we leased space on approximately 1,800 additional UScellular towers on an interim basis for up to 30 months after the UScellular Acquisition Date. As a result of entering into the master license agreement, we recorded right-of use assets and lease liabilities of $1.0 billion each on the UScellular Acquisition Date, with a corresponding increase to both deferred tax liabilities and assets of $261 million. For towers where we were not leasing space prior to the UScellular Acquisition Date, the related balances have been included in the fair value of assets acquired and liabilities assumed.

The financial results of the UScellular Wireless Business from the UScellular Acquisition Date through September 30, 2025, were not material to our Condensed Consolidated Statements of Comprehensive Income, nor were they material to our prior period consolidated results on a pro forma basis. Transaction-related costs for the UScellular Acquisition did not have a material impact on our Condensed Consolidated Statements of Comprehensive Income.

Consideration Transferred

The acquisition-date fair value of consideration transferred in the UScellular Acquisition comprised of the following:

(in millions)	August 1, 2025
Fair value of cash paid on the UScellular Acquisition Date	$2,811
Fair value of T-Mobile replacement equity awards attributable to pre-combination service	44
Total fair value of consideration exchanged	$2,855

The amount of cash paid on the UScellular Acquisition Date is subject to customary adjustments within a 120-day review period.

Fair Value of Assets Acquired and Liabilities Assumed

We have accounted for the UScellular Acquisition as a business combination. The identifiable assets acquired and liabilities assumed of the UScellular Wireless Business were recorded at their provisionally assigned fair values as of the UScellular Acquisition Date and consolidated with those of T-Mobile. Assigning fair values to the assets acquired and liabilities assumed at the UScellular Acquisition Date requires the use of judgment regarding estimates and assumptions. For the provisionally assigned fair values of the assets acquired and liabilities assumed, we used the cost, income and market approaches.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the provisionally assigned fair values for each class of assets acquired and liabilities assumed at the UScellular Acquisition Date. We retained the services of certified valuation specialists to assist with assigning values to certain acquired assets and liabilities assumed. We are in the process of finalizing the valuation of the assets acquired and liabilities assumed. Therefore, the provisionally assigned fair values set forth below are subject to adjustment as additional information is obtained.

(in millions)	August 1, 2025
Cash and cash equivalents	$12
Accounts receivable	317
Equipment installment plan receivables	503
Inventory	130
Prepaid expenses	63
Other current assets	33
Property and equipment	1,430
Operating lease right-of-use assets (1)	1,199
Goodwill	231
Spectrum licenses	1,730
Other intangible assets	397
Equipment installment plan receivables due after one year	388
Deferred tax assets	55
Other assets	126
Total assets acquired	6,614
Accounts payable and accrued liabilities	301
Deferred revenue	275
Short-term operating lease liabilities (1)	179
Other current liabilities	114
Long-term debt (2)	1,653
Operating lease liabilities (1)	1,029
Other long-term liabilities	208
Total liabilities assumed	3,759
Total consideration transferred	$2,855
(1)Includes $749 million, $51 million and $698 million of Operating lease right-of-use assets, Short-term operating lease liabilities and Operating lease liabilities, respectively, for towers associated with the UScellular master license agreement where we were not leasing tower space prior to the UScellular Acquisition Date.
(2)The obligation to execute the Exchange Offers was recorded as debt assumed in the UScellular Acquisition with an aggregate assigned fair value of $1.7 billion.

Intangible Assets

Goodwill was assigned to our Wireless segment and has a provisionally assigned value of $231 million, which represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed. The provisionally assigned goodwill recognized includes synergies expected to be achieved from the operations of the combined company, the assembled workforce of UScellular and intangible assets that do not qualify for separate recognition. Of the total provisionally assigned amount of goodwill resulting from the UScellular Acquisition of $231 million, the preliminary amount deductible for tax purposes is $15 million. Expected synergies from the UScellular Acquisition include the cost savings from the planned integration of network infrastructure, facilities, personnel and systems.

Other intangible assets acquired include $379 million of customer relationships with an estimated weighted-average useful life of ten years and $18 million of tradenames with an estimated weighted-average useful life of one year. The customer relationships are amortized using the sum-of-the-years digits method over their estimated useful lives and the tradenames are amortized on a straight-line basis over their estimated useful lives. The preliminary fair value of customer relationships was estimated using the income approach. This fair value measurement is based on significant inputs not observable in the market, and, therefore, represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach include revenue over an estimated period of time, the discount rate, forecasted expenses and contributory asset charges.

The preliminary fair value of Spectrum licenses of $1.7 billion was estimated using the market and income approach, specifically a Greenfield model. This fair value measurement is based on significant inputs not observable in the market and,

Index for Notes to the Condensed Consolidated Financial Statements
therefore, represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach include the discount rate, estimated market share, estimated capital and operating expenditures, forecasted service revenue and a long-term growth rate for a hypothetical market participant that enters the wireless industry and builds a nationwide wireless network.

Acquired Receivables

The fair value of the assets acquired includes Accounts receivable of $317 million and equipment installment plan (“EIP”) receivables of $891 million. The unpaid principal balance under these contracts as of the UScellular Acquisition Date was $328 million and $1.1 billion, respectively. The difference between the fair value and the unpaid principal balance primarily represents discounting for market interest rates and amounts expected to be uncollectible.

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

The financial results of Vistar from the Vistar Acquisition Date through September 30, 2025, were not material to our Condensed Consolidated Statements of Comprehensive Income, nor were they material to our prior period consolidated results on a pro forma basis. Costs related to the Vistar Acquisition were not material to our Condensed Consolidated Statements of Comprehensive Income.

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

(in millions)	February 3, 2025
Cash and cash equivalents	$42
Accounts receivable	157
Prepaid expense and other current assets	2
Property and equipment	1
Operating lease right-of-use assets	1
Goodwill	343
Other intangible assets	264
Total assets acquired	810
Accounts payable and accrued liabilities	129
Deferred revenue	1
Deferred tax liabilities	61
Operating lease liabilities	2
Total liabilities assumed	193
Total consideration transferred	$617

Index for Notes to the Condensed Consolidated Financial Statements
Intangible Assets

Goodwill with a provisionally assigned value of $343 million represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed. The provisionally assigned goodwill recognized includes expected growth in service revenues to be achieved from the operations of the combined company, the assembled workforce of Vistar and intangible assets that do not qualify for separate recognition.

Other intangible assets acquired include $201 million of customer relationships with an estimated weighted-average useful life of ten years, $8 million of tradenames with an estimated weighted-average useful life of four years and $55 million of other intangible assets with an estimated weighted-average useful life of four years. The customer relationships are amortized using the sum-of-the-years digits method over their estimated useful lives and the tradenames are amortized on a straight-line basis over their estimated useful lives.

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

The financial results of Blis from the Blis Acquisition Date through September 30, 2025, were not material to our Condensed Consolidated Statements of Comprehensive Income, nor were they material to our prior period consolidated results on a pro forma basis. Costs related to the Blis Acquisition were not material to our Condensed Consolidated Statements of Comprehensive Income.

We have accounted for the Blis Acquisition as a business combination. The fair value of consideration transferred as of the Blis Acquisition Date totaled $174 million. The identifiable assets acquired and liabilities assumed from Blis were recorded at their provisionally assigned fair values as of the Blis Acquisition Date and consolidated with those of T-Mobile. The provisionally assigned fair values of total assets acquired, including goodwill, and total liabilities assumed at the Blis Acquisition Date were $264 million and $90 million, respectively. Goodwill with a provisionally assigned value of $105 million represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed.

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

Index for Notes to the Condensed Consolidated Financial Statements
Metronet Joint Venture

On July 18, 2024, we entered into a definitive agreement with KKR & Co. Inc. to establish a joint venture to acquire Metronet Holdings, LLC and certain of its affiliates (collectively, “Metronet”), a fiber-to-the-home platform.

On July 24, 2025, we completed the joint acquisition of Metronet upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals. During the three months ended September 30, 2025, we invested $4.6 billion to acquire a 50% equity interest in the joint venture and 713,000 fiber customers. For the customers acquired, we recognized an intangible asset amortized using the sum-of-the-years digits method over a weighted-average useful life of ten years. Following the joint acquisition, Metronet became a wholesale services provider, and its residential fiber retail operations and customers transitioned to us. We do not anticipate making further capital contributions under the existing business plan.

Method of Accounting

We account for the Lumos and Metronet joint ventures under the equity method of accounting with our proportionate share of earnings presented within Other (expense) income, net on our Condensed Consolidated Statements of Comprehensive Income. We recognize revenues for fiber customers and the related wholesale costs paid to the joint ventures for network access within Postpaid revenues and Cost of services, respectively, on our Condensed Consolidated Statements of Comprehensive Income.

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

Index for Notes to the Condensed Consolidated Financial Statements
To determine a customer’s credit profile and assist in determining their credit class, we use a proprietary credit scoring model that measures the credit quality of a customer leveraging several factors, such as credit bureau information and consumer credit risk scores, as well as service and device plan characteristics.

Installment loans acquired in the UScellular Acquisition are included in EIP receivables and generally have an initial term of 36 months. We applied our proprietary credit scoring model to the customers acquired in the UScellular Acquisition with an outstanding EIP receivable balance. Based on tenure, consumer credit risk score and credit profile, these acquired customers were classified into our customer classes of Prime or Subprime. Our proprietary credit scoring model is applied to all EIP arrangements originated after the UScellular Acquisition Date.

For EIP receivables acquired in the UScellular Acquisition, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is accreted to interest income over the contractual life of the loan using the effective interest method. EIP receivables had a combined weighted-average effective interest rate of 10.5% and 11.1% as of September 30, 2025, and December 31, 2024, respectively.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	September 30, 2025	December 31, 2024
EIP receivables, gross	$7,747	$7,402
Unamortized imputed discount	(490)	(524)
EIP receivables, net of unamortized imputed discount	7,257	6,878
Allowance for credit losses	(342)	(290)
EIP receivables, net of allowance for credit losses and imputed discount (1)	$6,915	$6,588
Classified on our condensed consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$4,599	$4,379
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,316	2,209
EIP receivables, net of allowance for credit losses and imputed discount	$6,915	$6,588
(1)Through the UScellular Acquisition, we acquired EIP receivables with a fair value of $891 million as of August 1, 2025. As they were recorded at fair value, an imputed discount was not recognized on the acquired receivables.

Many of our loss estimation techniques rely on delinquency-based models categorized by customer credit class; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables, including EIP receivables acquired through the UScellular Acquisition, by delinquency status, customer credit class and year of origination as of September 30, 2025:

	Originated in 2025		Originated in 2024		Originated prior to 2024		Total EIP Receivables, Net of Unamortized Imputed Discount
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Total
Current - 30 days past due	$3,439	$788	$2,111	$476	$258	$34	$5,808	$1,298	$7,106
31 - 60 days past due	16	21	10	14	1	1	27	36	63
61 - 90 days past due	7	14	9	11	2	1	18	26	44
More than 90 days past due	9	12	8	12	1	2	18	26	44
EIP receivables, net of unamortized imputed discount	$3,471	$835	$2,138	$513	$262	$38	$5,871	$1,386	$7,257

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

The following table presents write-offs of our EIP receivables by year of origination for the nine months ended September 30, 2025:

(in millions)	Originated in 2025	Originated in 2024	Originated prior to 2024	Total
Write-offs	$117	$299	$56	$472

Activity for the nine months ended September 30, 2025 and 2024, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	September 30, 2025			September 30, 2024
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$176	$814	$990	$161	$773	$934
Bad debt expense	478	447	925	409	427	836
Write-offs	(458)	(472)	(930)	(408)	(427)	(835)
Allowance for credit losses for acquired credit deteriorated receivables	10	78	88	—	—	—
Change in imputed discount on short-term and long-term EIP receivables	N/A	100	100	N/A	87	87
Impact on the imputed discount from sales of EIP receivables	N/A	(135)	(135)	N/A	(155)	(155)
Allowance for credit losses and imputed discount, end of period	$206	$832	$1,038	$162	$705	$867

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of September 30, 2025. In connection with the sales of certain service accounts receivable and EIP receivables pursuant to the sale arrangements, we provide guarantees of credit performance included on our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. See Note 5 – Sales of Certain Receivables for further information.

Note 5 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP Sale Arrangement”), which has been revised and extended from time to time. As of both September 30, 2025, and December 31, 2024, the EIP Sale Arrangement provided funding of $1.3 billion.

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

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the carrying amounts and classification of liabilities, which consist of the recourse guarantee, included on our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	September 30, 2025	December 31, 2024
Other current liabilities	97	81
Other long-term liabilities	14	32

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “Service Receivable Sale Arrangement”). On February 25, 2025, we extended the scheduled expiration date of the Service Receivable Sale Arrangement to February 24, 2026. As of both September 30, 2025, and December 31, 2024, the Service Receivable Sale Arrangement provided funding of $775 million.

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

(in millions)	September 30, 2025	December 31, 2024
Other current liabilities	288	328

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

For the three and nine months ended September 30, 2025, all cash proceeds associated with sold receivables are recognized within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows. For the three and nine months ended September 30, 2024, cash proceeds related to beneficial interests in securitization transactions in the form of the deferred purchase price were presented within Net cash used in investing activities on our Condensed Consolidated Statements of Cash Flows.

The recourse guarantee represents a financial instrument that is primarily tied to the creditworthiness of our customers. At inception, we elected to measure the recourse guarantee liabilities at fair value with changes in fair value included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The fair value of the recourse guarantee liabilities is determined based on a discounted cash flow model which primarily uses Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. Our recourse guarantee liabilities related to the sales of service receivables and EIP receivables were $137 million and $148 million as of September 30, 2025, and December 31, 2024, respectively. These liabilities were collateralized by $523 million and $286 million of gross service receivables and $535 million and $505 million of gross EIP receivables pledged, but unsold as of September 30, 2025, and December 31, 2024, respectively, which represent our maximum exposure under the recourse guarantee.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the impact of the sales of certain service receivables and EIP receivables on our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2025	December 31, 2024
Derecognized net service accounts receivable and EIP receivables	$1,663	$1,616
Other current liabilities	385	409
of which, recourse guarantee	123	116
Other long-term liabilities	14	32
of which, recourse guarantee	14	32
Net cash proceeds since inception	1,394	1,468
Of which:
Change in net cash proceeds during the year-to-date period	(74)	(115)
Net cash proceeds funded by reinvested collections	1,468	1,583

We recognized losses from sales of receivables, including changes in fair value of the recourse guarantee liabilities and deferred purchase price assets, of $17 million and $23 million for the three months ended September 30, 2025 and 2024, respectively, and $58 million and $69 million for the nine months ended September 30, 2025 and 2024, respectively, in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

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

Note 6 – Property and Equipment

The components of property and equipment, excluding amounts transferred to held for sale, were as follows:

(in millions)	Useful Lives	September 30, 2025	December 31, 2024
Land		$100	$69
Buildings and equipment	Up to 30 years	4,652	4,377
Wireless communications systems	Up to 20 years	68,770	65,778
Leasehold improvements	Up to 10 years	2,704	2,588
Capitalized software	Up to 8 years	21,041	18,566
Leased wireless devices	Up to 16 months	42	145
Construction in progress	N/A	3,402	3,377
Accumulated depreciation and amortization		(61,993)	(56,367)
Property and equipment, net		$38,718	$38,533

Total depreciation expense relating to property and equipment and financing lease right-of-use assets was $3.2 billion and $2.9 billion for the three months ended September 30, 2025 and 2024, respectively, and $9.1 billion and $9.2 billion for the nine months ended September 30, 2025 and 2024, respectively.

We capitalize interest associated with the acquisition or construction of certain property and equipment and spectrum intangible assets. We recognized capitalized interest of $13 million and $9 million for the three months ended September 30, 2025 and 2024, respectively, and $33 million and $26 million for the nine months ended September 30, 2025 and 2024, respectively.

Asset retirement obligations are primarily for certain legal obligations to remediate leased property on which our network infrastructure and administrative assets are located.

Index for Notes to the Condensed Consolidated Financial Statements
Activity in our asset retirement obligations for the nine months ended September 30, 2025, was as follows:

(in millions)	Asset Retirement Obligations
Asset retirement obligations, beginning of year	$1,535
Fair value of liabilities acquired from the UScellular Acquisition	165
Liabilities incurred	18
Liabilities settled	(40)
Accretion expense	52
Asset retirement obligations, end of period	$1,730
Classified on the condensed consolidated balance sheets as:
Other current liabilities	$117
Other long-term liabilities	1,613

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $565 million and $423 million as of September 30, 2025 and December 31, 2024, respectively.

Billing System Impairment

In connection with our accelerated digital transformation initiatives, including streamlining our billing technology, we evaluated our billing system architecture strategy and concluded components of our billing system replacement plan and associated development will no longer serve our future needs. As a result, we recorded a non-cash impairment of $278 million related to capitalized software development costs during the three and nine months ended September 30, 2025, within Impairment expense on our Condensed Consolidated Statements of Comprehensive Income.

Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2025, are as follows:

(in millions)	Goodwill
Balance as of December 31, 2024, net of accumulated impairment losses of $10,984	$13,005
Adjustment to goodwill from the Ka’ena Acquisition	6
Provisionally assigned goodwill from acquisitions in 2025	679
Balance as of September 30, 2025, net of accumulated impairment losses of $10,984	$13,690

Spectrum Licenses

The following table summarizes our spectrum license activity for the nine months ended September 30, 2025:

(in millions)	Spectrum
Spectrum licenses, beginning of year	$100,558
Spectrum license acquisitions	1,134
Spectrum licenses acquired from the UScellular Acquisition	1,730
Spectrum licenses transferred to held for sale	(5,674)
Costs to clear spectrum	1
Spectrum licenses, end of period	$97,749

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

Comcast Corporation

On September 12, 2023, we entered into a license purchase agreement (the “Comcast License Purchase Agreement”) with Comcast Corporation and its affiliate, Comcast OTR1, LLC (together with Comcast Corporation, “Comcast”), pursuant to which we will acquire spectrum in the 600 MHz band from Comcast (the “Comcast Licenses”) in exchange for total cash consideration of between $1.2 billion and $3.3 billion, subject to an application for FCC approval. The licenses will be acquired without any associated networks.

The final purchase price will be determined, in the aggregate and on a per license basis, based on the set of Comcast Licenses at the time the parties make required transfer filings with the FCC. Prior to the time of such filings, Comcast has the right to remove any or all of a certain specified subset of the Comcast Licenses, totaling $2.1 billion (the “Optional Sale Licenses”), from the Comcast License Purchase Agreement. The removal of any Optional Sale Licenses would reduce the final purchase price by the assigned value of each such license, from the maximum purchase price of $3.3 billion.

The Comcast Licenses are subject to an exclusive leasing arrangement between us and Comcast, which was entered into contemporaneously with the Comcast License Purchase Agreement. If Comcast elects to remove an Optional Sale License from the Comcast License Purchase Agreement, the associated lease for such Optional Sale License will terminate, but no sooner than two years from the date of the Comcast License Purchase Agreement (with us having a minimum period of time after any such termination to cease transmitting on such license’s associated spectrum).

On January 13, 2025, we and Comcast entered into an amendment to the Comcast License Purchase Agreement pursuant to which we will acquire additional spectrum. Subsequent to the amendment, the total cash consideration for the transaction is between $1.2 billion and $3.4 billion.

As a result of additional spectrum acquisitions we are planning with third parties, we have agreed with Comcast to accelerate the consummation of our acquisition of approximately $45 million of the Comcast Licenses. We anticipate our acquisition of this accelerated portion of the Comcast Licenses to close in the first half 2026, with the remaining spectrum license acquisitions expected to close in the first half of 2028.

Index for Notes to the Condensed Consolidated Financial Statements
N77 License Co LLC

On September 10, 2024, we entered into a License Purchase Agreement with N77 License Co LLC (“Buyer”), pursuant to which Buyer had the option to purchase all or a portion of our remaining 3.45 GHz spectrum licenses in exchange for a range of cash consideration, with the specific licenses sold to be determined based upon the amount of committed financing raised by Buyer. Following receipt of the required regulatory approvals, on April 30, 2025, we completed the sale of a portion of our 3.45 GHz spectrum licenses for $2.0 billion. During the nine months ended September 30, 2025, we recognized an associated gain of $151 million as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

Grain Management, LLC

On May 30, 2025, we entered into a License and Unit Purchase Agreement with NEWLEVEL IV, L.P. and NEWLEVEL, LLC, both of which are affiliates of Grain Management, LLC (“Grain”), pursuant to which we will sell our 800 MHz spectrum licenses in exchange for cash consideration of $2.9 billion and the receipt of Grain’s 600 MHz spectrum licenses, which we are currently utilizing under lease agreements with Grain. In addition, we may receive a share of certain future proceeds from transactions entered into by Grain that monetize the 800 MHz spectrum licenses, subject to certain terms and conditions and following a certain return on invested capital for Grain. As of September 30, 2025, $3.6 billion of the associated 800 MHz spectrum licenses have been classified as held for sale at cost, with $2.9 billion and $690 million presented in Other current assets and Other assets, respectively, on our Condensed Consolidated Balance Sheets based on the nature of consideration to be received. The transaction is subject to customary closing conditions and contingent on the receipt of regulatory approvals, including the FCC’s approval regarding certain modifications to the 800 MHz spectrum licenses, and is currently expected to close in the fourth quarter of 2025 or first quarter of 2026. We do not expect the transaction to have a material impact on our Condensed Consolidated Statements of Comprehensive Income upon the transaction close. In addition, we expect an increase to our cash income tax liability of approximately $850 million upon the transaction close.

Spectrum Exchange Transactions

During the nine months ended September 30, 2025, we recognized $173 million, and during the three and nine months ended September 30, 2024, we recognized $26 million and $165 million, respectively, of non-cash spectrum license acquisitions associated with the closing of certain spectrum exchange transactions. There were no non-cash spectrum license acquisitions during the three months ended September 30, 2025.

During the nine months ended September 30, 2025, we recognized $13 million, and during the three and nine months ended September 30, 2024, we recognized $10 million and $57 million, respectively, of gains associated with the closing of certain spectrum exchange transactions as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. There were no gains or losses associated with spectrum exchange transactions during the three months ended September 30, 2025.

As of September 30, 2025, $243 million of spectrum licenses were classified as held for sale within Other assets on our Condensed Consolidated Balance Sheets related to additional spectrum exchange agreements pending regulatory approval and closing, which are expected to close in the next 12 months. The closings of these transactions are not expected to have a significant impact on our Condensed Consolidated Statements of Comprehensive Income.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	September 30, 2025			December 31, 2024
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships (1)	Up to 10 years	$7,597	$(4,650)	$2,947	$5,427	$(4,123)	$1,304
Reacquired rights	Up to 9 years	770	(393)	377	770	(323)	447
Tradenames and patents (1)	Up to 19 years	418	(179)	239	338	(157)	181
Favorable spectrum leases	Up to 27 years	567	(177)	390	620	(169)	451
Other (1)	Up to 10 years	557	(393)	164	478	(349)	129
Other intangible assets		$9,909	$(5,792)	$4,117	$7,633	$(5,121)	$2,512
(1)Includes intangible assets acquired through our acquisitions. See Note 2 - Business Combinations and Note 3 - Joint Ventures for more information.

Index for Notes to the Condensed Consolidated Financial Statements
Amortization expense for intangible assets subject to amortization was $260 million and $221 million for the three months ended September 30, 2025 and 2024, respectively, and $688 million and $637 million for the nine months ended September 30, 2025 and 2024, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization is summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending September 30,
2026	$1,046
2027	820
2028	617
2029	470
2030	302
Thereafter	862
Total	$4,117

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

Index for Notes to the Condensed Consolidated Financial Statements
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

The following table summarizes the activity of our cross-currency swaps:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Other (expense) income, net
Pre-tax transaction gain (loss) on remeasurement of EUR-denominated debt	$25	$(84)	$(654)	$(77)
Amount recognized in Other (expense) income, net reclassified from Accumulated other comprehensive loss	(25)	84	654	77
Accumulated other comprehensive loss
Amount recognized in Accumulated other comprehensive loss reclassified to Other (expense) income, net	$25	$(84)	$(654)	$(77)
(Loss) gain associated with the change in fair value of cross-currency swaps recognized in Accumulated other comprehensive loss	(52)	68	439	21

Interest Rate Lock Derivatives

In April 2020, we terminated our interest rate lock derivatives entered into in October 2018. Aggregate changes in the fair value of our terminated interest rate lock derivatives, net of amortization, of $820 million and $960 million are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, respectively.

During the three months ended September 30, 2025 and 2024, we amortized $64 million and $59 million, respectively, and during the nine months ended September 30, 2025 and 2024, we amortized $189 million and $175 million, respectively, from Accumulated other comprehensive loss into Interest expense, net, on our Condensed Consolidated Statements of Comprehensive Income. We expect to amortize $269 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending September 30, 2026.

Debt

The fair values of our Senior Notes and spectrum-backed Senior Secured Notes to third parties were determined based on quoted market prices in active markets. Accordingly, our Senior Notes and spectrum-backed Senior Secured Notes to third parties were classified as Level 1 within the fair value hierarchy. The fair value of our Senior Notes to affiliates was determined based on the fair value of the Senior Notes to third parties with similar terms and maturities. Accordingly, our Senior Notes to affiliates were classified as Level 2 within the fair value hierarchy. The fair values of our Senior Notes to third parties (EUR-denominated) and asset-backed notes (“ABS Notes”) were primarily based on quoted prices in inactive markets for identical instruments and observable changes in market interest rates, both of which are Level 2 inputs. Accordingly, our Senior Notes to third parties (EUR-denominated) and ABS Notes were classified as Level 2 within the fair value hierarchy. The fair value of our ECA Facility due March 2036 (as defined below) was determined based on a discounted cash flow approach using market interest rates of instruments with similar maturities and credit risk. Accordingly, our ECA Facility due March 2036 was classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to third parties (EUR-denominated), Senior Notes to affiliates, ABS Notes and ECA Facility due March 2036. The fair value estimates were based on information available as of September 30, 2025, and December 31, 2024. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Index for Notes to the Condensed Consolidated Financial Statements
The carrying amounts and fair values of our short-term and long-term debt, excluding accrued interest, included on our Condensed Consolidated Balance Sheets were as follows:

(in millions)	Level within the Fair Value Hierarchy	September 30, 2025		December 31, 2024
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$73,336	$69,340	$71,783	$65,631
Senior Notes to third parties (EUR-denominated)	2	5,543	5,512	2,058	2,125
Senior Notes to affiliates	2	1,498	1,503	1,497	1,491
Senior Secured Notes to third parties	1	940	926	1,361	1,330
ABS Notes to third parties	2	1,994	2,016	1,566	1,570
ECA Facility to third parties	2	885	918	—	—

Note 9 – Debt

The following table sets forth the debt balances and activity as of, and for the nine months ended, September 30, 2025:

(in millions)	December 31, 2024	Proceeds from Issuances and Borrowings (1)	Note Redemptions (1)	Repayments	Reclassifications (1)	Other (2)	September 30, 2025
Short-term debt	$4,068	$—	$(3,000)	$(1,064)	$6,348	$(19)	$6,333
Long-term debt	72,700	8,266	(499)	—	(6,348)	2,246	76,365
Total debt to third parties	76,768	8,266	(3,499)	(1,064)	—	2,227	82,698
Long-term debt to affiliates	1,497	—	—	—	—	1	1,498
Total debt	$78,265	$8,266	$(3,499)	$(1,064)	$—	$2,228	$84,196
(1)Issuances and borrowings, note redemptions and reclassifications are recorded net of accrued or paid issuance costs and discounts.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees, the impact from changes in foreign currency exchange rates and $1.7 billion of notes issued in settlement of the Exchange Offers. See Note 2 – Business Combinations for further information regarding the Exchange Offers.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was 4.2% and 4.0% on weighted-average debt outstanding of $83.2 billion and $78.1 billion for the three months ended September 30, 2025 and 2024, respectively, and 4.1% on weighted-average debt outstanding of $82.1 billion and $78.1 billion for the nine months ended September 30, 2025 and 2024, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt to third parties and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Index for Notes to the Condensed Consolidated Financial Statements
Issuances and Borrowings

During the nine months ended September 30, 2025, we issued and borrowed the following debt:

(in millions)	Principal Issuances	Discounts/Premiums and Issuance Costs, Net	Net Proceeds from Issuance of Long-Term Debt	Issue Date
3.150% Senior Notes due 2032 (EUR-denominated)	$1,036	$(5)	$1,031	February 11, 2025
3.500% Senior Notes due 2037 (EUR-denominated)	1,036	(8)	1,028	February 11, 2025
3.800% Senior Notes due 2045 (EUR-denominated)	777	(7)	770	February 11, 2025
5.125% Senior Notes due 2032	1,250	(7)	1,243	March 27, 2025
5.300% Senior Notes due 2035	1,000	(7)	993	March 27, 2025
5.875% Senior Notes due 2055	1,250	(15)	1,235	March 27, 2025
6.700% Senior Notes due 2033 (1)	489	56	—	August 5, 2025
6.250% Senior Notes due 2069 (1)	393	3	—	August 5, 2025
5.500% Senior Notes due March 2070 (1)	401	(42)	—	August 5, 2025
5.500% Senior Notes due June 2070 (1)	395	(42)	—	August 5, 2025
Total of Senior Notes issued	8,027	(74)	6,300
4.740% Class A Senior ABS Notes due 2029	500	(2)	498	February 27, 2025
4.340% Class A Senior ABS Notes due 2030	500	(2)	498	August 6, 2025
Total of ABS Notes issued	1,000	(4)	996
4.927% ECA Facility due March 2036	1,000	(30)	970	March 17, 2025
Total of credit facility borrowed	1,000	(30)	970
Total Issuances and Borrowings	$10,027	$(108)	$8,266
(1)In connection with the closing of the UScellular Acquisition, we became obligated to execute the Exchange Offers of certain senior notes of UScellular pursuant to which T-Mobile notes with an aggregate outstanding principal balance of $1.7 billion were issued with the same interest rate, interest payment dates, maturity dates and redemption terms as each corresponding series of senior notes of UScellular. See Note 2 – Business Combinations for further information regarding the UScellular Acquisition.

Subsequent to September 30, 2025, on October 9, 2025, we issued $800 million of 4.625% Senior Notes due 2033, $1.0 billion of 4.950% Senior Notes due 2035 and $1.0 billion of 5.700% Senior Notes due 2056.

Note Redemptions and Repayments

During the nine months ended September 30, 2025, we made the following redemptions and repayments:

(in millions)	Principal Amount	Write-off of Issuance Cost and Consent Fees (1)	Redemption or Repayment Date	Redemption Price
3.500% Senior Notes due 2025	$3,000	$—	April 15, 2025	N/A
5.375% Senior Notes due 2027	500	1	September 1, 2025	100%
Total Redemptions	$3,500	$1

4.738% Secured Series 2018-1 A-1 Notes due 2025	$131	$—	January 13, 2025	N/A
ECA Facility due March 2036	87	—	Various	N/A
5.152% Series 2018-1 A-2 Notes due 2028	276	—	Various	N/A
4.910% Class A Senior ABS Notes due 2025	570	—	Various	N/A
Total Repayments	$1,064	$—
(1)Write-off of issuance costs and consent fees are included in Other (expense) income, net on our Condensed Consolidated Statements of Comprehensive Income. Write-off of issuance costs and consent fees are included in Other, net within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.

Subsequent to September 30, 2025, on October 2, 2025, we delivered notice of redemption on $1.5 billion aggregate principal amount of our 7.625% Senior Notes due 2026. We will redeem the notes at par on November 1, 2025.

Index for Notes to the Condensed Consolidated Financial Statements
Asset-backed Notes

On February 27, 2025, we issued $500 million of 4.740% Class A Senior ABS Notes, and on August 6, 2025, we issued $500 million of 4.340% Class A Senior ABS Notes, each to third parties in a private placement transaction. Net proceeds from these ABS Notes are presented in Proceeds from issuance of long-term debt, net on our Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2025.

As of September 30, 2025, $2.0 billion of our ABS Notes were secured in total by $2.6 billion of gross EIP receivables and future collections on such receivables. Our ABS Notes and the assets securing this debt are included on our Condensed Consolidated Balance Sheets.

The expected maturities of our ABS Notes as of September 30, 2025, were as follows:

(in millions)	Expected Maturities
2026	$594
2027	1,050
2028	356
Total	$2,000

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

The following table summarizes the carrying amounts and classification of assets and liabilities included on our Condensed Consolidated Balance Sheets with respect to the ABS Entities:

(in millions)	September 30, 2025	December 31, 2024

Assets
Equipment installment plan receivables, net	$1,810	$1,472
Equipment installment plan receivables due after one year, net	595	352
Other current assets	227	151
Liabilities
Accounts payable and accrued liabilities	$3	$2
Short-term debt	364	570
Long-term debt	1,629	996

See Note 4 – Receivables and Related Allowance for Credit Losses for additional information on the EIP receivables used to secure the ABS Notes.

Restricted Cash

Certain provisions of our debt agreements require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash. See Note 17 – Additional Financial Information for our reconciliation of Cash and cash equivalents, including restricted cash.

ECA Facilities

On January 31, 2025, our wholly owned subsidiary, T-Mobile USA, Inc., entered into a credit agreement with certain financial institutions, backed by an Export Credit Agency (an “ECA Facility”), providing for a loan of up to $1.0 billion to finance network equipment-related purchases (the “ECA Facility due March 2036”). The obligations under this ECA Facility are also guaranteed by us and by all of our wholly owned domestic restricted subsidiaries (subject to customary exceptions). On March 17, 2025, we drew down the full $1.0 billion available under the ECA Facility due March 2036 and recognized the net proceeds within Proceeds from issuance of long-term debt, net on our Condensed Consolidated Statements of Cash Flows. Borrowings

Index for Notes to the Condensed Consolidated Financial Statements
under this ECA Facility are amortized semi-annually in equal installments up to the maturity date of March 15, 2036. Interest is based on the Secured Overnight Financing Rate for the interest period plus an applicable margin.

On August 29, 2025, our wholly owned subsidiary, T-Mobile USA, Inc., entered into an ECA Facility, providing for a loan of up to $1.0 billion to finance network equipment-related purchases (the “ECA Facility due November 2036”). The obligations under this ECA Facility are also guaranteed by us and by all of our wholly owned domestic restricted subsidiaries (subject to customary exceptions). Any amounts drawn under this ECA Facility through the availability period, which terminates December 31, 2025, will mature on November 30, 2036. As of September 30, 2025, the ECA Facility due November 2036 is undrawn.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

The following table summarizes the balances associated with both of the tower arrangements on our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2025	December 31, 2024
Property and equipment, net	$1,959	$2,069
Tower obligations	3,568	3,664
Other long-term liabilities	554	554

Future minimum payments related to the tower obligations are approximately $387 million for the 12-month period ending September 30, 2026, $804 million in total for both of the 12-month periods ending September 30, 2027 and 2028, $855 million in total for both of the 12-month periods ending September 30, 2029 and 2030, and $3.4 billion in total thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities, as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $244 million in our Operating lease liabilities as of September 30, 2025.

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

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Postpaid service revenues
Postpaid phone revenues	$12,645	$11,600	$36,497	$34,055
Postpaid other revenues	2,237	1,708	6,057	4,783
Total postpaid service revenues	$14,882	$13,308	$42,554	$38,838

The balances presented in each revenue line item on our Condensed Consolidated Statements of Comprehensive Income represent categories of revenue from contracts with customers disaggregated by type of product and service. Postpaid and prepaid service revenues also include revenues earned for providing premium services to customers, such as device insurance

Index for Notes to the Condensed Consolidated Financial Statements
services. Revenue generated from the lease of mobile communication devices is included in Equipment revenues on our Condensed Consolidated Statements of Comprehensive Income.

Contract Balances

The contract asset and contract liability balances from contracts with customers as of September 30, 2025, and December 31, 2024, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2024	$720	$1,219
Balance as of September 30, 2025	1,030	1,622
Change	$310	$403

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the contract asset balance reflects customer activity related to new promotions, offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of $752 million and $492 million as of September 30, 2025, and December 31, 2024, respectively, was included in Other current assets on our Condensed Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers, including customers acquired through the Ka’ena Acquisition, as well as contract liabilities assumed in the UScellular Acquisition. Contract liabilities are primarily included in Deferred revenue on our Condensed Consolidated Balance Sheets.

Revenues for the three and nine months ended September 30, 2025 and 2024, include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Amounts included in the beginning of year contract liability balance	$77	$27	$1,127	$758

Remaining Performance Obligations

As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $2.2 billion. We expect to recognize revenue as the service is provided on these postpaid contracts, generally over a period of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of September 30, 2025, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $158 million, $1.1 billion and $2.8 billion for the remainder of 2025, 2026 and 2027 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to six years.

Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $2.0 billion for both September 30, 2025, and December 31, 2024, and is included in Other assets on our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income were $474 million and $490 million for the three months ended September 30, 2025 and 2024, respectively, and $1.4 billion and $1.5 billion for the nine months ended September 30, 2025 and 2024, respectively.

Index for Notes to the Condensed Consolidated Financial Statements
The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and nine months ended September 30, 2025 and 2024.

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

The following table provides the operating financial results of our Wireless segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Total revenues	$21,957	$20,162	$63,975	$59,528
Less: Significant and other segment expenses
Cost of equipment sales	4,853	4,307	14,310	12,794
Employee expenses	2,210	1,779	6,021	5,187
Lease expense	1,340	1,270	3,805	3,795
Advertising expense	906	754	2,582	2,143
Bad debt expense	337	299	925	836
Other segment items (1)	4,095	3,806	11,759	11,579
Impairment expense	278	—	278	—
Depreciation and amortization	3,408	3,151	9,752	9,770
Interest expense, net	924	836	2,762	2,570
Other expense (income), net	78	(7)	135	(19)
Income tax expense	814	908	2,757	2,515
Segment net income	$2,714	$3,059	$8,889	$8,358
(1)Other segment items included in Segment net income primarily includes certain third-party commissions, external labor and services and backhaul expenses.

Note 13 – Stockholder Return Program

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

On June 5, 2025, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which was paid on September 11, 2025, to stockholders of record as of the close of business on August 29, 2025.

Index for Notes to the Condensed Consolidated Financial Statements
On September 18, 2025, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which will be paid on December 11, 2025, to stockholders of record as of the close of business on November 26, 2025.

During the three and nine months ended September 30, 2025, we paid an aggregate of $987 million and $3.0 billion, respectively, in cash dividends to our stockholders, which were presented within Net cash (used in) provided by financing activities on our Condensed Consolidated Statements of Cash Flows, of which during the three and nine months ended September 30, 2025, $514 million and $1.6 billion, respectively, were paid to Deutsche Telekom AG (“DT”). As of September 30, 2025, $1.1 billion for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets, of which $595 million is payable to DT.

During the three months ended September 30, 2025, we repurchased 10,204,072 shares of our common stock at an average price per share of $242.01 for a total purchase price of $2.5 billion, and during the nine months ended September 30, 2025, we repurchased 30,444,090 shares of our common stock at an average price per share of $243.36 for a total purchase price of $7.4 billion, under the 2025 Stockholder Return Program. All shares repurchased during the three and nine months ended September 30, 2025, were purchased at market price. As of September 30, 2025, we had up to $3.6 billion remaining under the 2025 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2025.

Note 14 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2025	2024	2025	2024
Net income	$2,714	$3,059	$8,889	$8,358

Weighted-average shares outstanding – basic (1)	1,123,754,096	1,166,961,755	1,133,743,367	1,174,069,336
Effect of dilutive securities:
Outstanding stock options and unvested stock awards (1)	2,873,612	3,687,806	3,177,154	3,567,809
Weighted-average shares outstanding – diluted	1,126,627,708	1,170,649,561	1,136,920,521	1,177,637,145

Earnings per share – basic	$2.42	$2.62	$7.84	$7.12
Earnings per share – diluted	$2.41	$2.61	$7.82	$7.10

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	2,630,711	8,596	1,588,901	45,610
Ka’ena Acquisition earnout (2)	—	1,228,008	—	685,713
(1)     For three and nine months ended September 30, 2025, the weighted-average number of shares issuable related to the Ka’ena Acquisition earnout (“Ka’ena Shares”) are included in our calculations of basic and diluted weighted-average shares outstanding based on the 20 trading day volume-weighted average price as of September 30, 2025, as further described below.
(2)     Represents the Ka’ena Shares that were contingently issuable based on achievement of specified performance indicators from the Ka’ena Acquisition closing date of May 1, 2024, based on the maximum number of shares contingently issuable for the earnout and 20 trading day volume-weighted average price as of September 30, 2024.

As of September 30, 2025, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of September 30, 2025 and 2024. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

The Ka’ena Shares were previously contingent consideration for the Ka’ena Acquisition. On June 30, 2025, we amended the Merger and Unit Purchase Agreement to set the calculation of the earnout as the difference between the maximum purchase price of $1.35 billion and the upfront payment, as adjusted, and removed the requirement for Ka’ena to achieve specified performance indicators. The Ka’ena Shares issuable are included in the calculation of basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2025. The Ka’ena Shares are expected to be issued after the Ka’ena Acquisition earnout payment date.

Index for Notes to the Condensed Consolidated Financial Statements
Note 15 – Leases

Lessee

We are a lessee for non-cancelable operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities with contractual terms that generally extend through 2040. The majority of cell site leases have a non-cancelable term of five to 15 years with several renewal options that can extend the lease term for five to 50 years. In addition, we have financing leases for network equipment that generally have a non-cancelable lease term of three to five years. The financing leases do not have renewal options and contain a bargain purchase option at the end of the lease.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Operating lease expense	$1,263	$1,203	$3,636	$3,580
Financing lease expense:
Amortization of right-of-use assets	203	198	596	588
Interest on lease liabilities	31	33	96	83
Total financing lease expense	234	231	692	671
Variable lease expense	77	67	169	215
Total lease expense	$1,574	$1,501	$4,497	$4,466

As of September 30, 2025, the weighted-average remaining lease term and discount rate for operating leases were 8 years and 4.5%, respectively.

Maturities of lease liabilities as of September 30, 2025, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending September 30,
2026	$4,813	$1,223
2027	4,759	816
2028	4,393	370
2029	4,072	26
2030	3,731	4
Thereafter	14,703	8
Total lease payments	36,471	2,447
Less: imputed interest	(6,142)	(104)
Total	$30,329	$2,343

Interest payments for financing leases were $31 million and $30 million for the three months ended September 30, 2025 and 2024, respectively, and $96 million and $79 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, we have additional operating leases for commercial properties that have not yet commenced with future lease payments of approximately $56 million.

As of September 30, 2025, we were contingently liable for future ground lease payments related to certain tower obligations. These contingent obligations are not included in the above table as the amounts owed are contractually owed by CCI based on the subleasing arrangement. See Note 10 – Tower Obligations for further information.

On the UScellular Acquisition Date, we entered into a master license agreement to lease space on at least 2,100 towers being retained by UScellular and extended our tenancy term on approximately 600 additional towers where we are already leasing space from UScellular for 15 years post-closing. In addition, through the master license agreement, we leased space on approximately 1,800 additional UScellular towers on an interim basis for up to 30 months after the UScellular Acquisition Date. As a result of entering into the master license agreement, we recorded right-of use assets and lease liabilities of $1.0 billion each on the UScellular Acquisition Date, with a corresponding increase to both deferred tax liabilities and assets of $261 million.

Index for Notes to the Condensed Consolidated Financial Statements
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

The following table summarizes the timing of such purchase commitments as of September 30, 2025:

(in millions)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Purchase commitments (1)	$4,936	$5,703	$2,393	$2,773	$15,805
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

Index for Notes to the Condensed Consolidated Financial Statements
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

On February 28, 2020, T-Mobile and Sprint each received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. On April 29, 2024, the FCC issued Forfeiture Orders against T-Mobile and Sprint that largely adopted the allegations and conclusions of the Notices of Apparent Liability and imposed penalties on T-Mobile and Sprint. T-Mobile and Sprint paid those penalties under protest, and on June 27, 2024, T-Mobile and Sprint filed Petitions for Review challenging the FCC’s Forfeiture Orders in the United States Court of Appeals for the District of Columbia. On August 15, 2025, a panel of three judges denied the petitions for review. On September 22, 2025, T-Mobile and Sprint filed a petition for rehearing and rehearing en banc. We are unable to predict the potential outcome of those proceedings.

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

We note that, pursuant to Amendment No. 2, dated as of February 20, 2020, to the Business Combination Agreement, dated as of April 29, 2018, by and among the Company, Sprint and the other parties named therein, SoftBank agreed to indemnify us against certain specified matters and losses, including those relating to the Lifeline matters described above. Resolution of these matters could require us to make additional reimbursements and pay additional fines and penalties, which we do not expect to have a significant impact on our financial results. We expect that any additional liabilities related to these indemnified matters would be indemnified and reimbursed by SoftBank. On October 1, 2025, the pledge agreement entered into on December 26, 2023 substantially concurrently with the issuance to SoftBank of the T-Mobile common stock representing the true-up shares, as described in and pursuant to the terms of the Letter Agreement, dated February 20, 2020, by and between SoftBank, Deutsche Telekom AG and us, was terminated in accordance with the satisfaction of all active corresponding indemnification obligations.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

Index for Notes to the Condensed Consolidated Financial Statements
entities, our current directors, and certain of our former directors, asserting breach of fiduciary duty and unjust enrichment claims relating to our 2022 Stock Repurchase Program and our 2023-2024 Stockholder Return Program. We are also named as a nominal defendant in the lawsuit. We are unable to predict the potential outcome of these claims.

Note 17 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	September 30, 2025	December 31, 2024
Accounts payable	$4,712	$4,242
Property and other taxes, including payroll	1,534	1,524
Payroll and related benefits	1,272	1,072
Accrued interest	987	905
Other accrued liabilities	688	720
Accounts payable and accrued liabilities	$9,193	$8,463

Book overdrafts included in Accounts payable were $339 million and $460 million as of September 30, 2025, and December 31, 2024, respectively.

Supplemental Condensed Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Interest payments, net of amounts capitalized	$997	$947	$2,923	$2,778
Operating lease payments	1,269	1,127	3,685	3,928
Income tax payments	65	50	427	164
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	$—	$789	$—	$2,283
Change in accounts payable and accrued liabilities for purchases of property and equipment	136	41	(458)	(1,085)
Operating lease right-of-use assets obtained in exchange for lease obligations	1,064	469	2,138	1,300
Financing lease right-of-use assets obtained in exchange for lease obligations	324	409	1,002	983
Deferred consideration related to the Ka’ena Acquisition	—	—	—	210
Debt assumed in the UScellular Acquisition	1,653	—	1,653	—

Cash and Cash Equivalents, Including Restricted Cash

Cash and cash equivalents, including restricted cash, presented on our Condensed Consolidated Statements of Cash Flows were included on our Condensed Consolidated Balance Sheets as follows:

(in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$3,310	$5,409
Restricted cash (included in Other current assets)	271	231
Restricted cash (included in Other assets)	84	73
Cash and cash equivalents, including restricted cash	$3,665	$5,713

Note 18 – Subsequent Events

On October 2, 2025, we delivered notice of redemption on $1.5 billion aggregate principal amount of our 7.625% Senior Notes due 2026. We will redeem the notes at par on November 1, 2025.

On October 9, 2025, we issued $800 million of 4.625% Senior Notes due 2033, $1.0 billion of 4.950% Senior Notes due 2035 and $1.0 billion of 5.700% Senior Notes due 2056.

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

Investors and others should note that we announce material information to our investors using our investor relations website (https://investor.t-mobile.com), newsroom website (https://t-mobile.com/news), press releases, SEC filings and public conference calls and webcasts. We intend to also use certain social media accounts as a means of disclosing information about us and our services and for complying with our disclosure obligations under Regulation FD (the @TMobileIR X account (https://x.com/TMobileIR), the @MikeSievert X account (https://x.com/MikeSievert) and our Chief Executive Officer’s LinkedIn account (https://www.linkedin.com/in/sievert), both of which Mr. Sievert also uses as a means for personal communications and observations, the @SriniGopalan X account (https://x.com/SriniGopalan) and our COO’s LinkedIn account (https://www.linkedin.com/in/srini-gopalan/), both of which Mr. Gopalan also uses as a means for personal communications and observations, and the @TMobileCFO X account (https://x.com/tmobilecfo) and our Chief Financial Officer’s LinkedIn account (https://www.linkedin.com/in/peter-osvaldik-3887394), both of which Mr. Osvaldik also uses as a means for personal communication and observations). The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these social media channels in addition to following our press releases, SEC filings and public conference calls and webcasts. The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time as listed on our investor relations website.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, included in Part I, Item 1 of this Form 10-Q, and audited consolidated financial statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Acquisition of UScellular Wireless Business

Transaction Overview

On May 24, 2024, we entered into a securities purchase agreement with United States Cellular Corporation (“UScellular”), Telephone and Data Systems, Inc., and USCC Wireless Holdings, LLC for the acquisition of substantially all of UScellular’s wireless operations and select AWS, PCS, 600 MHz, 700 MHz and other spectrum assets for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt through exchange offers to certain UScellular debtholders.

On May 23, 2025, we launched exchange offers (the “Exchange Offers”) for any and all of certain outstanding senior notes of UScellular for new notes of T-Mobile with the same interest rate, interest payment dates, maturity dates and redemption terms as each corresponding series of senior notes of UScellular. In conjunction with the Exchange Offers, we also solicited consents for each series of the outstanding senior notes of UScellular to effect a number of amendments to the applicable indenture under which each such series of notes were issued and are governed (the “Consent Solicitations”). The consummation of the Exchange Offers and Consent Solicitations were subject to the closing of the UScellular acquisition, which occurred on August 1, 2025.

On July 22, 2025, we entered into asset purchase agreements for the acquisition of substantially all of the wireless operations assets (together with UScellular’s wireless operations and select spectrum assets, the “UScellular Wireless Business”) of each of Farmers Cellular Telephone Company, Inc., Iowa RSA No. 9 Limited Partnership, and Iowa RSA No. 12 Limited Partnership (collectively, the “Iowa Entities”) for an aggregate purchase price of $175 million payable in cash. Prior to our acquisition of the Iowa Entities, UScellular held a minority interest in each of the Iowa Entities.

The UScellular Wireless Business offers a comprehensive range of wireless communications products and services. As a combined company, we expect to increase competition in the U.S. wireless and broadband industries, achieve synergies and enhance our rural 5G coverage with our combined network footprint. Following the closing of the transactions, UScellular and the Iowa Entities will retain ownership of their other spectrum licenses, as well as their towers.

On August 1, 2025, upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals (the “UScellular Acquisition Date”), we completed the acquisition of the UScellular Wireless Business (the “UScellular Acquisition”), and as a result, the UScellular Wireless Business became wholly owned by T-Mobile. In exchange, on the UScellular Acquisition Date, we transferred cash of $2.8 billion. Additionally, the closing of the UScellular Acquisition obligated us to execute the Exchange Offers. On August 5, 2025, we executed the Exchange Offers of certain senior notes of UScellular with an aggregate outstanding principal balance of $1.7 billion for T-Mobile notes with the same interest rate, interest payment dates, maturity dates and redemption terms as each corresponding series of senior notes of UScellular.

For more information regarding the UScellular Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

UScellular Merger-Related Costs

UScellular merger-related costs associated with the UScellular Acquisition to date include:

•Integration costs to achieve efficiencies in network, retail, information technology and back office operations and migrate customers to the T-Mobile network and billing systems;
•Restructuring costs, including severance and network decommissioning; and
•Transaction costs, including legal and professional services related to the completion of the UScellular Acquisition.

UScellular merger-related costs have been excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Net cash payments for UScellular merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows and our calculation of Adjusted Free Cash Flow.

UScellular merger-related costs are presented below:

(in millions)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
UScellular merger-related costs
Cost of services, exclusive of depreciation and amortization	$7	$—	$7	NM	$7	$—	$7	NM
Cost of equipment sales, exclusive of depreciation and amortization	2	—	2	NM	2	—	2	NM
Selling, general and administrative	64	16	48	300%	111	16	95	594%
Total UScellular merger-related costs	$73	$16	$57	356%	$120	$16	$104	650%

Net cash payments for UScellular merger-related costs	$42	$8	$34	425%	$82	$8	$74	925%
NM - Not meaningful

Anticipated Impacts

Our UScellular Acquisition restructuring and integration activities are expected to occur over the next two years with substantially all costs incurred and associated cash payments made by the end of fiscal year 2027. We are evaluating additional restructuring initiatives associated with the UScellular Acquisition, which are dependent on consultations and negotiation with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the costs and related payments.

As a result of our ongoing restructuring and integration activities, we expect to realize cost efficiencies by eliminating redundancies within our combined network as well as other business processes and operations. Upon completion of these activities, we expect to achieve total annual run rate cost synergies of $1.2 billion, consisting of $950 million in operating expenses and $250 million in capital expenditures.

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

Acquisition of Ka’ena Corporation

On May 1, 2024 (the “Ka’ena Acquisition Date”), we completed the merger with Ka’ena Corporation and its subsidiaries, including, among others, Mint Mobile LLC (collectively, “Ka’ena”), and as a result, Ka’ena became a wholly owned subsidiary of T-Mobile (the “Ka’ena Acquisition”). The total purchase price consists of an upfront payment on the Ka’ena Acquisition Date and an earnout payable in the third quarter of 2026. On the Ka’ena Acquisition Date, and in satisfaction of the upfront payment, we transferred $420 million in cash and 3,264,952 shares of T-Mobile common stock valued at $536 million as determined based on its closing market price on April 30, 2024, for a total payment fair value of $956 million. A portion of the upfront payment made on the Ka’ena Acquisition Date was for the settlement of the preexisting wholesale relationship with Ka’ena. The amount of the upfront payment was subject to customary adjustments, and as a result of such adjustments, $17 million of the upfront payment was returned to T-Mobile during the fourth quarter of 2024, which resulted in a commensurate increase in the maximum payable in satisfaction of the earnout.

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

Sprint Merger-related costs were excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA for the three and nine months ended September 30, 2024, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A.

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

On July 18, 2024, we entered into a definitive agreement with KKR & Co. Inc. to establish a joint venture to acquire Metronet Holdings, LLC and certain of its affiliates (collectively, “Metronet”), a fiber-to-the-home platform. On July 24, 2025, we completed the joint acquisition of Metronet upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals. During the three months ended September 30, 2025, we invested $4.6 billion to acquire a 50% equity interest in the joint venture and 713,000 residential fiber customers. Following the joint acquisition, Metronet became a wholesale services provider, and its residential fiber retail operations and customers transitioned to us. We do not anticipate making further capital contributions under the existing business plan.

We account for the Lumos and Metronet joint ventures under the equity method of accounting with our proportionate share of earnings presented within Other (expense) income, net on our Condensed Consolidated Statements of Comprehensive Income. We recognize revenues for fiber customers and the related wholesale costs paid to the joint ventures for network access within Postpaid revenues and Cost of services, respectively, on our Condensed Consolidated Statements of Comprehensive Income.

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

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Postpaid revenues	$14,882	$13,308	$1,574	12%	$42,554	$38,838	$3,716	10%
Prepaid revenues	2,625	2,716	(91)	(3)%	7,911	7,711	200	3%
Wholesale and other service revenues	734	701	33	5%	2,139	2,701	(562)	(21)%
Total service revenues	18,241	16,725	1,516	9%	52,604	49,250	3,354	7%
Equipment revenues	3,465	3,207	258	8%	10,608	9,564	1,044	11%
Other revenues	251	230	21	9%	763	714	49	7%
Total revenues	21,957	20,162	1,795	9%	63,975	59,528	4,447	7%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,873	2,722	151	6%	8,192	8,074	118	1%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	4,853	4,307	546	13%	14,310	12,794	1,516	12%
Selling, general and administrative	6,015	5,186	829	16%	16,900	15,466	1,434	9%
Impairment expense	278	—	278	NM	278	—	278	NM
Depreciation and amortization	3,408	3,151	257	8%	9,752	9,770	(18)	—%
Total operating expenses	17,427	15,366	2,061	13%	49,432	46,104	3,328	7%
Operating income	4,530	4,796	(266)	(6)%	14,543	13,424	1,119	8%
Other expense, net
Interest expense, net	(924)	(836)	(88)	11%	(2,762)	(2,570)	(192)	7%
Other (expense) income, net	(78)	7	(85)	NM	(135)	19	(154)	(811)%
Total other expense, net	(1,002)	(829)	(173)	21%	(2,897)	(2,551)	(346)	14%
Income before income taxes	3,528	3,967	(439)	(11)%	11,646	10,873	773	7%
Income tax expense	(814)	(908)	94	(10)%	(2,757)	(2,515)	(242)	10%
Net income	$2,714	$3,059	$(345)	(11)%	$8,889	$8,358	$531	6%

Statement of Cash Flows Data
Net cash provided by operating activities	$7,457	$6,139	$1,318	21%	$21,296	$16,744	$4,552	27%
Net cash used in investing activities	(10,139)	(3,307)	(6,832)	207%	(15,107)	(6,772)	(8,335)	123%
Net cash (used in) provided by financing activities	(4,238)	507	(4,745)	(936)%	(8,250)	(5,293)	(2,957)	56%
Non-GAAP Financial Measures
Adjusted EBITDA	$8,684	$8,243	$441	5%	$25,490	$23,948	$1,542	6%
Core Adjusted EBITDA	8,680	8,222	458	6%	25,479	23,866	1,613	7%
Adjusted Free Cash Flow	4,818	5,162	(344)	(7)%	13,810	12,948	862	7%
NM - Not meaningful

The following discussion and analysis is for the three and nine months ended September 30, 2025, compared to the same periods in 2024, unless otherwise stated.

Total revenues increased $1.8 billion, or 9%, for the three months ended and increased $4.4 billion, or 7%, for the nine months ended September 30, 2025. The components of these changes are discussed below.

Postpaid revenues increased $1.6 billion, or 12%, for the three months ended and increased $3.7 billion, or 10%, for the nine months ended September 30, 2025, primarily from:

•Higher average postpaid accounts, including following the acquisitions of UScellular, Metronet and Lumos; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues decreased $91 million, or 3%, for the three months ended and increased $200 million, or 3%, for the nine months ended September 30, 2025.

The decrease for the three months ended September 30, 2025, was primarily from:

•Lower prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A; partially offset by
•Higher average prepaid customers.

The increase for the nine months ended September 30, 2025, was primarily from:

•Higher average prepaid customers, primarily from the prepaid customers acquired through the Ka’ena Acquisition; partially offset by
•Lower prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A.

Wholesale and other service revenues increased $33 million, or 5%, for the three months ended and decreased $562 million, or 21%, for the nine months ended September 30, 2025.

The increase for the three months ended September 30, 2025, was primarily from:

•Higher advertising revenues, primarily from the acquisitions of Vistar and Blis; partially offset by
•Lower MVNO revenues, including lower DISH and TracFone MVNO revenues.

The decrease for the nine months ended September 30, 2025, was primarily from:

•Lower MVNO revenues, including lower DISH and TracFone MVNO revenues and the impact from the Ka’ena Acquisition; and
•Lower Affordable Connectivity Program revenues; partially offset by
•Higher advertising revenues, primarily from the acquisitions of Vistar and Blis.

Equipment revenues increased $258 million, or 8%, for the three months ended and increased $1.0 billion, or 11%, for the nine months ended September 30, 2025.

The increase for the three months ended September 30, 2025, was primarily from:

•An increase in device sales revenue, primarily from:
•A higher number of devices sold, primarily driven by higher postpaid upgrades and following the UScellular Acquisition; and
•Higher average revenue per device sold, net of promotions, primarily driven by an increase in the high-end phone mix.

The increase for the nine months ended September 30, 2025, was primarily from:

•An increase in device sales revenue, primarily from:
•Higher average revenue per device sold, net of promotions, primarily driven by an increase in the high-end phone mix; and
•A higher number of devices sold, primarily driven by higher postpaid upgrades and following the UScellular Acquisition, partially offset by lower Assurance Wireless devices; and
•An increase in liquidation revenue, primarily due to a higher number of liquidated devices.

Other revenues were essentially flat.

Total operating expenses increased $2.1 billion, or 13%, for the three months ended and increased $3.3 billion, or 7%, for the nine months ended September 30, 2025. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $151 million, or 6%, for the three months ended and increased slightly for the nine months ended September 30, 2025.

The increase for the three months ended September 30, 2025, was primarily from:

•Higher costs following the acquisition of the UScellular Wireless Business; and
•Wholesale network access costs and amortization of customer installation fees paid to Metronet and Lumos; partially offset by
•Lower repair and maintenance expenses.

The increase for the nine months ended September 30, 2025, was primarily from:

•Wholesale network access costs and amortization of customer installation fees paid to Metronet and Lumos; and
•Higher costs following the acquisition of the UScellular Wireless Business; mostly offset by
•Lower repair and maintenance expenses; and
•A decrease of $173 million in Merger-related costs related to network decommissioning and integration recognized in the prior year.

Cost of equipment sales, exclusive of depreciation and amortization, increased $546 million, or 13%, for the three months ended and increased $1.5 billion, or 12%, for the nine months ended September 30, 2025.

The increase for the three months ended September 30, 2025, was primarily from:

•An increase in device cost of equipment sales, primarily from:
•A higher number of devices sold, primarily driven by higher postpaid upgrades and following the acquisition of the UScellular Wireless Business; and
•Higher average cost per device sold, primarily driven by an increase in the high-end phone mix.

The increase for the nine months ended September 30, 2025, was primarily from:

•An increase in device cost of equipment sales, primarily from:
•Higher average cost per device sold, primarily driven by an increase in the high-end phone mix; and
•A higher number of devices sold, primarily driven by higher postpaid upgrades and following the acquisition of the UScellular Wireless Business, partially offset by lower Assurance Wireless devices; and
•An increase in liquidation costs, primarily due to a higher number of liquidated devices.

Selling, general and administrative expenses increased $829 million, or 16%, for the three months ended and increased $1.4 billion, or 9%, for the nine months ended September 30, 2025.

The increase for the three months ended September 30, 2025, was primarily from:

•Higher personnel-related costs, including payroll, benefits and restructuring;
•Higher costs following the UScellular Acquisition, including merger-related costs; and
•Higher advertising expenses.

The increase for the nine months ended September 30, 2025, was primarily from:

•Higher personnel-related costs, including payroll, benefits and restructuring;
•Higher advertising expenses;
•Higher costs following the UScellular Acquisition, including merger-related costs; and
•A $100 million gain recognized in the prior period for the extension fee previously paid by DISH associated with the license purchase agreement for 800 MHz spectrum licenses, which was not purchased; partially offset by
•A $151 million gain recognized in the current period related to the completed sale of a portion of our 3.45 GHz spectrum licenses.

Impairment expense was $278 million for the three and nine months ended September 30, 2025, due to the impairment of capitalized software development costs related to our billing system. See Note 6 – Property and Equipment of the Notes to the Condensed Consolidated Financial Statements for additional information.

Depreciation and amortization increased $257 million, or 8%, for the three months ended and was relatively flat for the nine months ended September 30, 2025.

The increase for the three months ended September 30, 2025, was primarily due to higher depreciation expense from assets acquired in the UScellular Acquisition.

The slight decrease for the nine months ended September 30, 2025, was primarily from:

•Higher depreciation expense from the acceleration of certain technology assets in the prior year; offset by
•Higher depreciation expense from assets acquired in the UScellular Acquisition.

Operating income, the components of which are discussed above, decreased $266 million, or 6%, for the three months ended and increased $1.1 billion, or 8%, for the nine months ended September 30, 2025.

Interest expense, net increased $88 million, or 11%, for the three months ended and increased $192 million, or 7%, for the nine months ended September 30, 2025, primarily from higher interest expense due to higher average debt outstanding and a higher average effective interest rate.

Other (expense) income, net changed $85 million, from net income of $7 million for the three months ended September 30, 2024, to a net expense of $78 million for the three months ended September 30, 2025, and changed $154 million, from net income of $19 million for the nine months ended September 30, 2024, to a net expense of $135 million for the nine months ended September 30, 2025, primarily from our proportionate share of losses from the Lumos and Metronet joint ventures.

Income before income taxes, the components of which are discussed above, was $3.5 billion and $4.0 billion for the three months ended September 30, 2025 and 2024, respectively, and $11.6 billion and $10.9 billion for the nine months ended September 30, 2025 and 2024, respectively.

Income tax expense decreased $94 million, or 10%, for the three months ended and increased $242 million, or 10%, for the nine months ended September 30, 2025.

The decrease for the three months ended September 30, 2025, was primarily from:

•Lower income before income taxes; partially offset by
•Net tax benefits recognized in the prior period from a remeasurement of deferred tax assets and liabilities in certain state jurisdictions.

Our effective tax rate was 23.1% and 22.9% for the three months ended September 30, 2025 and 2024, respectively.

The increase for the nine months ended September 30, 2025, was primarily from:

•Higher income before income taxes; and
•Net tax benefits recognized in the prior period from adjustments to certain tax reserves.

Our effective tax rate was 23.7% and 23.1% for the nine months ended September 30, 2025 and 2024, respectively.

Net income, the components of which are discussed above, was $2.7 billion and $3.1 billion for the three months ended September 30, 2025 and 2024, respectively, and $8.9 billion and $8.4 billion for the nine months ended September 30, 2025 and 2024, respectively.

Net income included Impairment expense related to certain capitalized software development costs of $208 million, net of tax, for the three months ended and nine months ended September 30, 2025.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	September 30, 2025	December 31, 2024
Current assets	$19,440	$16,741
Noncurrent assets	179,607	179,335
Current liabilities	22,579	18,279
Noncurrent liabilities	128,774	122,934
Due to non-guarantors	1,387	1,507
Due to related parties	2,133	2,098

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Total revenues	$61,980	$78,996
Operating income	12,066	14,463
Net income	6,991	8,360
Revenue from non-guarantors	2,033	2,619
Operating expenses to non-guarantors	1,860	2,481
Other income (expense) to non-guarantors	9	(116)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	September 30, 2025	December 31, 2024
Current assets	$10,366	$10,970
Noncurrent assets	18,971	14,734
Current liabilities	16,482	12,683
Noncurrent liabilities	100,734	96,145
Due to non-guarantors (1)	20,420	21,371
Due to related parties	2,133	2,098
(1)     The decrease in Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the nine months ended September 30, 2025.

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Total revenues	$642	$330
Operating loss	(3,205)	(3,628)
Net loss	(7,015)	(8,101)
Other expense, net, to non-guarantors	(333)	(584)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	September 30, 2025	December 31, 2024
Current assets	$10,366	$10,970
Noncurrent assets	18,971	14,734
Current liabilities	16,553	12,756
Noncurrent liabilities	96,848	92,278
Due to non-guarantors (1)	11,431	12,318
Due to related parties	2,133	2,098
(1)     The decrease in Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the nine months ended September 30, 2025.

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Total revenues	$642	$330
Operating loss	(3,205)	(3,628)
Net loss	(6,995)	(8,041)
Other expense, net, to non-guarantors	(121)	(257)

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

The following table sets forth the number of ending postpaid accounts:

	As of September 30,		Change
(in thousands)	2025	2024	#	%
Postpaid accounts (1) (2) (3)	33,979	30,631	3,348	11%
(1)    In the third quarter of 2025, we acquired 1,448,000 postpaid accounts through the UScellular Acquisition, which includes the impact of certain base adjustments to align the policies of UScellular and T-Mobile.
(2)    In the third quarter of 2025, we acquired 633,000 postpaid accounts from Metronet and other acquisitions.
(3)    In the second quarter of 2025, we acquired 85,000 postpaid accounts from Lumos.

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	#	%	2025	2024	#	%
Postpaid net account additions	396	315	81	26%	919	834	85	10%

Postpaid net account additions increased 81,000, or 26%, for the three months ended and increased 85,000, or 10%, for the nine months ended September 30, 2025.

The increase for the three months ended September 30, 2025, was primarily from:

•Higher gross account additions, including fiber account additions following the acquisitions of Metronet and Lumos; partially offset by
•Higher account deactivations, including the impact from a growing account base.

The increase for the nine months ended September 30, 2025, was primarily from:

•Higher gross account additions, including fiber account additions following the acquisitions of Metronet and Lumos; partially offset by
•Higher account deactivations, including the impact from a growing account base; and
•The temporary impact of current year rate plan optimizations.

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

The following table sets forth the number of ending customers:

	As of September 30,		Change
(in thousands)	2025	2024	#	%
Customers, end of period
Postpaid phone customers (1)	84,632	78,110	6,522	8%
Postpaid other customers (1) (2) (3)	29,431	24,075	5,356	22%
Total postpaid customers	114,063	102,185	11,878	12%
Prepaid customers (1) (4)	25,886	25,307	579	2%
Total customers	139,949	127,492	12,457	10%
Adjustments to customers (1) (2) (3) (4)	4,878	3,504	1,374	39%
(1)In the third quarter of 2025, we acquired 3,287,000 postpaid phone customers, 390,000 postpaid other customers, including 141,000 5G broadband customers, and 349,000 prepaid customers through the UScellular Acquisition, which includes the impact of certain base adjustments to align the policies of UScellular and T-Mobile.
(2)In the third quarter of 2025, we acquired 755,000 fiber customers from Metronet and other acquisitions.
(3)In the second quarter of 2025, we acquired 97,000 fiber customers from Lumos.
(4)In the second quarter of 2024, we acquired 3,504,000 prepaid customers through the Ka’ena Acquisition, which includes the impact of certain base adjustments to align the policies of Ka’ena and T-Mobile.

5G broadband customers included in Postpaid other customers were 7,163,000 and 5,377,000 as of September 30, 2025 and 2024, respectively. 5G broadband customers included in Prepaid customers were 792,000 and 625,000 as of September 30, 2025 and 2024, respectively. Fiber customers included in Postpaid other customers were 934,000 as of September 30, 2025.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	#	%	2025	2024	#	%
Net customer additions
Postpaid phone customers	1,007	865	142	16%	2,332	2,174	158	7%
Postpaid other customers	1,340	710	630	89%	3,084	1,959	1,125	57%
Total postpaid customers	2,347	1,575	772	49%	5,416	4,133	1,283	31%
Prepaid customers	43	24	19	79%	127	155	(28)	(18)%
Total net customer additions	2,390	1,599	791	49%	5,543	4,288	1,255	29%
Adjustments to customers (1) (2) (3) (4)	4,781	—	4,781	NM	4,878	3,504	1,374	39%
(1)In the third quarter of 2025, we acquired 3,287,000 postpaid phone customers, 390,000 postpaid other customers, including 141,000 5G broadband customers, and 349,000 prepaid customers through the UScellular Acquisition, which includes the impact of certain base adjustments to align the policies of UScellular and T-Mobile.
(2)In the third quarter of 2025, we acquired 755,000 fiber customers from Metronet and other acquisitions.
(3)In the second quarter of 2025, we acquired 97,000 fiber customers from Lumos.
(4)In the second quarter of 2024, we acquired 3,504,000 prepaid customers through the Ka’ena Acquisition, which includes the impact of certain base adjustments to align the policies of Ka’ena and T-Mobile.
NM - Not meaningful

Total net customer additions increased 791,000, or 49%, for the three months ended and increased 1,255,000, or 29%, for the nine months ended September 30, 2025.

The increase for the three months ended September 30, 2025, was primarily from:

•Higher postpaid other net customer additions, primarily due to:
•Higher net additions from mobile internet devices, including from success in business customers;
•Higher broadband net additions;
•Higher net additions from other connected devices; and
•Higher postpaid phone net customer additions, primarily from higher gross additions, partially offset by increased deactivations from a growing customer base and higher churn; and
•Higher prepaid net customer additions, primarily from higher gross additions, partially offset by higher prepaid to postpaid migrations and increased deactivations from a growing customer base.

•5G broadband net customer additions included in postpaid other net customer additions were 466,000 and 385,000 for the three months ended September 30, 2025 and 2024, respectively. 5G broadband net customer additions included in prepaid net customer additions were 40,000 and 30,000 for the three months ended September 30, 2025 and 2024, respectively.
•Fiber net customer additions included in postpaid other net customer additions were 54,000 for the three months ended September 30, 2025.

The increase for the nine months ended September 30, 2025, was primarily from:

•Higher postpaid other net customer additions, primarily due to
•Higher net additions from mobile internet devices, including success from business customers and higher prior year deactivations of lower ARPU mobile internet devices in the educational sector activated during the Pandemic and no longer needed;
•Higher broadband net additions; and
•Higher net additions from other connected devices; partially offset by
•Lower net additions from wearables; and
•Higher postpaid phone net customer additions, primarily from higher gross additions, partially offset by higher churn, primarily driven by the temporary impact of current year rate plan optimizations and increased deactivations from a growing customer base; partially offset by
•Lower prepaid net customer additions, primarily from increased deactivations from a growing customer base, primarily due to the Ka’ena Acquisition, and higher prepaid to postpaid migrations, partially offset by higher gross additions.
•5G broadband net customer additions included in postpaid other net customer additions were 1,280,000 and 1,089,000 for the nine months ended September 30, 2025 and 2024, respectively. 5G broadband net customer additions included in prepaid net customer additions were 104,000 and 137,000 for the nine months ended September 30, 2025 and 2024, respectively.
•Fiber net customer additions included in postpaid other net customer additions were 73,000 for the nine months ended September 30, 2025.

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

The following table sets forth the churn:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024		2025	2024
Postpaid phone churn	0.89%	0.86%	3 bps	0.90%	0.84%	6 bps
Prepaid churn	2.77%	2.78%	-1 bps	2.70%	2.69%	1 bps

Postpaid phone churn increased 3 basis points for the three months ended September 30, 2025, primarily due to higher industry switching.

Postpaid phone churn increased 6 basis points for the nine months ended September 30, 2025, primarily due to higher industry switching and from the temporary impact of current year rate plan optimizations.
Prepaid churn decreased slightly for the three months ended and increased slightly for the nine months ended September 30, 2025.

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

The following table sets forth our operating measure ARPA:

(in dollars)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Postpaid ARPA	$149.44	$145.60	$3.84	3%	$148.54	$143.02	$5.52	4%

Postpaid ARPA increased $3.84, or 3%, for the three months ended and increased $5.52, or 4%, for the nine months ended September 30, 2025, primarily from:

•The positive impact from rate plan optimizations and higher fee revenue, including from the adoption of new tax and fee exclusive plans;
•An increase in customers per account, including from the continued adoption of 5G broadband and continued growth of T-Mobile for Business customers, partially offset by fiber and UScellular accounts with fewer customers per account;
•Higher premium services, primarily high-end rate plans, net of contra revenues for content included in such plans, and discounts for specific affinity groups, such as 55+, military and first responders; partially offset by
•Increased promotional activity, including the success of bundled offerings.

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

The following table sets forth our operating measure ARPU:

(in dollars)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Postpaid phone ARPU	$50.71	$49.79	$0.92	2%	$50.25	$49.22	$1.03	2%
Prepaid ARPU	33.93	35.81	(1.88)	(5)%	34.41	36.27	(1.86)	(5)%

Postpaid Phone ARPU

Postpaid phone ARPU increased $0.92, or 2%, for the three months ended and increased $1.03, or 2%, for the nine months ended September 30, 2025, primarily from:

•The positive impact from rate plan optimizations and higher fee revenue, including from the adoption of new tax and fee exclusive plans;
•Higher premium services, primarily high-end rate plans, net of contra revenues for content included in such plans, and discounts for specific affinity groups, such as 55+, military and first responders; partially offset by continued growth in T-Mobile for Business customers with lower ARPU given larger account sizes; and
•The impact of customers acquired in the UScellular Acquisition, which have higher ARPU; partially offset by
•Increased promotional activity, including the success of bundled offerings.

Prepaid ARPU

Prepaid ARPU decreased $1.88, or 5%, for the three months ended and decreased $1.86, or 5%, for the nine months ended September 30, 2025.

The decrease for the three months ended September 30, 2025, was primarily from dilution from promotional activity and rate plan mix.

The decrease for the nine months ended September 30, 2025, was primarily from the inclusion of lower ARPU prepaid customers associated with the Ka’ena Acquisition.

Adjusted EBITDA and Core Adjusted EBITDA

Adjusted EBITDA represents earnings before Interest expense, net of Interest income, Income tax expense, Depreciation and amortization, stock-based compensation and certain expenses, gains and losses, which are not reflective of our ongoing operating performance (“Special Items”). Special Items include Sprint Merger-related costs and UScellular merger-related costs (collectively, “Merger-related costs”), certain legal-related expenses, Impairment expense, restructuring costs not directly attributable to the Sprint Merger or UScellular Acquisition (including severance), and other non-core gains and losses. Core Adjusted EBITDA represents Adjusted EBITDA less device lease revenues. Adjusted EBITDA margin represents Adjusted EBITDA divided by Service revenues. Core Adjusted EBITDA margin represents Core Adjusted EBITDA divided by Service revenues.

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

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2025	2024	$	%	2025	2024	$	%
Net income	$2,714	$3,059	$(345)	(11)%	$8,889	$8,358	$531	6%
Adjustments:
Interest expense, net	924	836	88	11%	2,762	2,570	192	7%
Other expense (income), net	78	(7)	85	(1,214)%	135	(19)	154	(811)%
Income tax expense	814	908	(94)	(10)%	2,757	2,515	242	10%
Operating income	4,530	4,796	(266)	(6)%	14,543	13,424	1,119	8%
Depreciation and amortization	3,408	3,151	257	8%	9,752	9,770	(18)	—%
Stock-based compensation (1)	217	143	74	52%	563	430	133	31%
Merger-related costs, net	73	16	57	356%	120	137	(17)	(12)%
Legal-related expenses, net (3)	8	1	7	700%	10	16	(6)	(38)%
Impairment expense	278	—	278	NM	278	—	278	NM
Other, net (4)	170	136	34	25%	224	171	53	31%
Adjusted EBITDA	8,684	8,243	441	5%	25,490	23,948	1,542	6%
Lease revenues	(4)	(21)	17	(81)%	(11)	(82)	71	(87)%
Core Adjusted EBITDA	$8,680	$8,222	$458	6%	$25,479	$23,866	$1,613	7%
Net income margin (Net income divided by Service revenues)	15%	18%		-300 bps	17%	17%		— bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	48%	49%		-100 bps	48%	49%		-100 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	48%	49%		-100 bps	48%	48%		— bps
(1)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense on the condensed consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Sprint Merger have been included in Merger-related costs, net.
(2)Merger-related costs, net, for the nine months ended September 30, 2024, includes the $100 million gain recognized for the extension fee previously paid by DISH associated with the license purchase agreement for 800 MHz spectrum licenses, which was not purchased.
(3)Legal-related expenses, net, consists of the settlement of certain litigation and compliance costs associated with the August 2021 cyberattack and is presented net of insurance recoveries.
(4)Other, net, primarily consists of certain severance, restructuring and other expenses, gains and losses, not directly attributable to the Sprint Merger or UScellular Acquisition, which are not reflective of T-Mobile’s core business activities and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA.
NM - Not meaningful

Core Adjusted EBITDA increased $458 million, or 6%, for the three months ended and increased $1.6 billion, or 7%, for the nine months ended September 30, 2025. The components comprising Core Adjusted EBITDA are discussed further above.

The increase for the three months ended September 30, 2025, was primarily from:

•Higher Total service revenues; and
•Higher Equipment revenues, excluding Lease revenues; partially offset by
•Higher Selling, general and administrative expenses, excluding Special Items;
•Higher Cost of equipment sales, excluding Special Items; and
•Higher Cost of services, excluding Special Items.

The increase for the nine months ended September 30, 2025, was primarily from:

•Higher Total service revenues; and
•Higher Equipment revenues, excluding Lease revenues; partially offset by
•Higher Cost of equipment sales, excluding Special Items;

•Higher Selling, general and administrative expenses, excluding Special Items; and
•Higher Cost of services, excluding Special Items.

Adjusted EBITDA increased $441 million, or 5%, for the three months ended and increased $1.5 billion, or 6%, for the nine months ended September 30, 2025, primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, partially offset by lower lease revenues, which decreased $17 million for the three months ended and decreased $71 million for the nine months ended September 30, 2025.

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

Cash Flows

The following is a condensed schedule of our cash flows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2025	2024	$	%	2025	2024	$	%
Net cash provided by operating activities	$7,457	$6,139	$1,318	21%	$21,296	$16,744	$4,552	27%
Net cash used in investing activities	(10,139)	(3,307)	(6,832)	207%	(15,107)	(6,772)	(8,335)	123%
Net cash (used in) provided by financing activities	(4,238)	507	(4,745)	(936)%	(8,250)	(5,293)	(2,957)	56%

Operating Activities

Net cash provided by operating activities increased $1.3 billion, or 21%, for the three months ended and increased $4.6 billion, or 27%, for the nine months ended September 30, 2025.

The increase for the three months ended September 30, 2025, was primarily from:

•A $954 million decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Accounts payable and accrued liabilities, Accounts receivable, and Equipment installment plan receivables, partially offset by higher use of cash from Other current and long-term assets, Short- and long-term operating lease liabilities and Other current and long-term liabilities; and
•A $364 million increase in Net income, adjusted for non-cash income and expenses.
•Net cash provided by operating activities includes the impact of the Pledge Amendments as described below.
•Net cash provided by operating activities includes the impact of $96 million and $132 million in net payments for Merger-related costs for the three months ended September 30, 2025 and 2024, respectively.

The increase for the nine months ended September 30, 2025, was primarily from:

•A $3.3 billion decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Accounts payable and accrued liabilities, Accounts receivable, Short- and long-term operating lease liabilities and Other current and long-term liabilities, partially offset by higher use of cash from Other current and long-term assets, Inventory, and Equipment installment plan receivables; and
•A $1.2 billion increase in Net income, adjusted for non-cash income and expenses.
•Net cash provided by operating activities includes the impact of the Pledge Amendments as described below.
•Net cash provided by operating activities includes the impact of $258 million and $666 million in net payments for Merger-related costs for the nine months ended September 30, 2025 and 2024, respectively.

Investing Activities

Net cash used in investing activities increased $6.8 billion, or 207%, for the three months ended and increased $8.3 billion, or 123%, for the nine months ended September 30, 2025.

The use of cash for the three months ended September 30, 2025, was primarily from:

•$3.1 billion in Investments in unconsolidated affiliates, net, primarily from the joint acquisition of Metronet;
•$2.8 billion in Acquisition of companies, net of cash acquired, primarily from the acquisition of UScellular;
•$2.6 billion in Purchases of property and equipment, including capitalized interest, from the continued build-out of our nationwide 5G network; and
•$1.6 billion in Purchases of spectrum and intangible assets, including the fiber customers purchased from Metronet (see Note 3 – Joint Ventures of the Notes to the Condensed Consolidated Financial Statements).

The use of cash for the nine months ended September 30, 2025, was primarily from:

•$7.5 billion in Purchases of property and equipment, including capitalized interest, from the continued build-out of our nationwide 5G network;
•$4.1 billion in Investments in unconsolidated affiliates, net, primarily from the joint acquisition of Lumos and Metronet;
•$3.5 billion of cash consideration, net of cash acquired, related to our acquisitions of UScellular, Vistar and Blis; and
•$2.5 billion in Purchases of spectrum and intangible assets, including the fiber customers purchased from Metronet (see Note 3 – Joint Ventures of the Notes to the Condensed Consolidated Financial Statements) and remaining 600 MHz spectrum licenses purchased from Channel 51 License Co LLC and LB License Co, LLC (see Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements); partially offset by
•$2.1 billion in Proceeds from the sale of property, equipment and intangible assets, primarily from the sale of a portion of the 3.45 GHz licenses to N77 License Co LLC (see Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements).

Financing Activities

Net cash used in financing activities increased $4.7 billion from a net source of cash for the three months ended September 30, 2024, to a net use of cash for the three months ended September 30, 2025. Net cash used in financing activities increased $3.0 billion, or 56%, for the nine months ended September 30, 2025.

The use of cash for the three months ended September 30, 2025, was primarily from:

•$2.5 billion in Repurchases of common stock;
•$987 million in Dividends on common stock;
•$828 million in Repayments of long-term debt; and
•$318 million in Repayments of financing lease obligations; partially offset by
•$498 million in Proceeds from issuance of long-term debt, net.

The use of cash for the nine months ended September 30, 2025, was primarily from:

•$7.5 billion in Repurchases of common stock;
•$4.6 billion in Repayments of long-term debt;
•$3.0 billion in Dividends on common stock;
•$964 million in Repayments of financing lease obligations; and
•$394 million in Tax withholdings on share-based awards; partially offset by
•$8.3 billion in Proceeds from issuance of long-term debt, net.

Cash and Cash Equivalents

As of September 30, 2025, our Cash and cash equivalents were $3.3 billion compared to $5.4 billion at December 31, 2024.

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

The table below provides a reconciliation of Adjusted Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2025	2024	$	%	2025	2024	$	%
Net cash provided by operating activities	$7,457	$6,139	$1,318	21%	$21,296	$16,744	$4,552	27%
Cash purchases of property and equipment, including capitalized interest	(2,639)	(1,961)	(678)	35%	(7,486)	(6,628)	(858)	13%
Proceeds related to beneficial interests in securitization transactions	—	984	(984)	(100)%	—	2,832	(2,832)	(100)%
Adjusted Free Cash Flow	$4,818	$5,162	$(344)	(7)%	$13,810	$12,948	$862	7%
Net cash provided by operating activities margin (Net cash provided by operating activities divided by Service revenues)	41%	37%		400 bps	40%	34%		600 bps
Adjusted Free Cash Flow margin (Adjusted Free Cash Flow divided by Service revenues)	26%	31%		-500 bps	26%	26%		— bps

Adjusted Free Cash Flow decreased $344 million, or 7%, for the three months ended and increased $862 million, or 7%, for the nine months ended September 30, 2025.

The decrease for the three months ended September 30, 2025, was primarily from:

•Higher Cash purchases of property and equipment, including capitalized interest, driven by planned timing of capital purchases, including for increased greenfield site builds in the second half of the year and incremental capital expenditures following the acquisition of the UScellular Wireless Business; partially offset by
•Higher Net cash provided by operating activities, as described above.
•Certain cash proceeds associated with the sale of receivables, which were recognized within investing cash flows before November 1, 2024, are recognized as operating cash flows. This change had no net impact to Adjusted Free Cash Flow.
•Adjusted Free Cash Flow includes the impact of $96 million and $132 million in net payments for Merger-related costs for the three months ended September 30, 2025 and 2024, respectively.

The increase for the nine months ended September 30, 2025, was primarily from:

•Higher Net cash provided by operating activities, as described above; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest, driven by planned timing of capital purchases, including for increased greenfield site builds in the second half of the year and incremental capital expenditures following the acquisition of the UScellular Wireless Business.

•Certain cash proceeds associated with the sale of receivables, which were recognized within investing cash flows before November 1, 2024, are recognized as operating cash flows. This change had no net impact to Adjusted Free Cash Flow.
•Adjusted Free Cash Flow includes the impact of $258 million and $666 million in net payments for Merger-related costs for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025 and 2024, there were no significant net cash proceeds from securitization.

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

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $7.5 billion. As of September 30, 2025, there was no outstanding balance under the Revolving Credit Facility.

We maintain an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements and proceeds are expected to be used for general corporate purposes. As of September 30, 2025, there was no outstanding balance under this program.

On August 29, 2025, our wholly owned subsidiary, T-Mobile USA, Inc., entered into a credit agreement with certain financial institutions, backed by an Export Credit Agency (an “ECA Facility”), providing for a loan of up to $1.0 billion (the “ECA Facility due November 2036”). As of September 30, 2025, the ECA Facility due November 2036 is undrawn.

Debt Financing

On January 31, 2025, our wholly owned subsidiary, T-Mobile USA, Inc., entered into an ECA Facility, providing for a loan of up to $1.0 billion (the “ECA Facility due March 2036”). On March 17, 2025, we drew down the full $1.0 billion available under the ECA Facility due March 2036 and recognized the net proceeds within Proceeds from issuance of long-term debt, net on our Condensed Consolidated Statements of Cash Flows.

As of September 30, 2025, our total debt and financing lease liabilities were $86.5 billion, excluding our tower obligations, of which $77.9 billion was classified as long-term debt and $1.2 billion was classified as long-term financing lease liabilities.

During the nine months ended September 30, 2025, we issued long-term debt for net proceeds of $8.3 billion, including proceeds from the ECA Facility due March 2036, and redeemed and repaid short- and long-term debt with an aggregate principal amount of $4.6 billion.

Subsequent to September 30, 2025, on October 2, 2025, we delivered notice of redemption on $1.5 billion aggregate principal amount of our 7.625% Senior Notes due 2026. We will redeem the notes at par on November 1, 2025.

Subsequent to September 30, 2025, on October 9, 2025, we issued $800 million of 4.625% Senior Notes due 2033, $1.0 billion of 4.950% Senior Notes due 2035 and $1.0 billion of 5.700% Senior Notes due 2056.

For more information regarding our debt financing transactions, see Note 9 – Debt of the Notes to the Condensed Consolidated Financial Statements.

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

On September 12, 2023, we entered into a license purchase agreement with Comcast (the “Comcast License Purchase Agreement”), pursuant to which we will acquire spectrum in the 600 MHz band from Comcast in exchange for total cash consideration of between $1.2 billion and $3.3 billion, subject to an application for FCC approval. The licenses are subject to an exclusive leasing arrangement between us and Comcast entered into contemporaneously with the Comcast License Purchase Agreement. On January 13, 2025, we and Comcast entered into an amendment to the Comcast License Purchase Agreement, pursuant to which we will acquire additional spectrum. Subsequent to the amendment, the total cash consideration for the transaction is between $1.2 billion and $3.4 billion. We anticipate closing on the acquisition of approximately $45 million of the spectrum licenses in the first half of 2026, with the remaining spectrum license acquisitions expected to close in the first half of 2028.

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

For more information regarding our license purchase agreements, see Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Ka’ena Corporation

On May 1, 2024, we completed the Ka’ena Acquisition. The total purchase price consists of an upfront payment on the Ka’ena Acquisition Date and an earnout payable in the third quarter of 2026.

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

For more information regarding the Lumos joint venture, see Note 3 – Joint Ventures of the Notes to the Condensed Consolidated Financial Statements.

Metronet Joint Venture

On July 24, 2025, we completed the joint acquisition of Metronet. During the three months ended September 30, 2025, we invested $4.6 billion to acquire a 50% equity interest in the joint venture and 713,000 residential fiber customers. We do not anticipate making further capital contributions following the closing under the existing business plan.

For more information regarding the Metronet joint venture, see Note 3 – Joint Ventures of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of UScellular Wireless Business

On August 1, 2025, we completed the UScellular Acquisition, and as a result, the UScellular Wireless Business became wholly owned by T-Mobile. In exchange, on the UScellular Acquisition Date, we transferred cash of $2.8 billion. Additionally, the closing of the UScellular Acquisition obligated us to execute the Exchange Offers. On August 5, 2025, we executed the Exchange Offers of certain senior notes of UScellular with an aggregate outstanding principal balance of $1.7 billion for T-Mobile notes with the same interest rate, interest payment dates, maturity dates and redemption terms as each corresponding series of senior notes of UScellular.

For more information regarding the UScellular Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of September 30, 2025, we derecognized net receivables of $1.7 billion upon sale through these arrangements.

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

We determine future liquidity requirements for operations, capital expenditures, share repurchases and dividend payments based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum or repurchase shares. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses to comply with the Government Commitments (as defined below), and we have incurred all of the remaining restructuring and integration costs associated with the Sprint Merger, with the cash expenditures for the Sprint Merger-related costs extending beyond 2024. Additionally, we are expecting to incur substantial expenses in connection with the UScellular Acquisition, including coordinating and integrating businesses, operations, policies and procedures. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses could exceed the costs historically borne by us and adversely affect our financial condition and results of operations. There are a number of additional risks and uncertainties that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of September 30, 2025.

Financing Lease Facilities

We have uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. We expect to enter into up to a total of $1.2 billion in financing lease commitments during the year ending December 31, 2025. As of September 30, 2025, we have entered into $10.9 billion of financing leases under these financing lease facilities, of which $317 million and $984 million was executed during the three and nine months ended September 30, 2025, respectively.

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
•Approximately $19.0 billion in a discretionary and flexible envelope for potential activities, which may include de-levering, investments in our core business, strategic investments, and/or additional capital returns to stockholders beyond the $50.0 billion initial allocation; and
•Approximately $11.0 billion for announced transactions, including the acquisitions closed during the nine months ended September 30, 2025. See Note 2 - Business Combinations, Note 3 - Joint Ventures and Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets for additional information.

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

On June 5, 2025, our Board of Directors declared a cash dividend of $0.88 per share on our issued and outstanding common stock, which was paid on September 11, 2025, to stockholders of record as of the close of business on August 29, 2025.

On September 18, 2025, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which will be paid on December 11, 2025, to stockholders of record as of the close of business on November 26, 2025.

During the three and nine months ended September 30, 2025, we paid an aggregate of $987 million and $3.0 billion, respectively, in cash dividends to our stockholders, which was presented within Net cash (used in) provided by financing activities on our Condensed Consolidated Statements of Cash Flows. As of September 30, 2025, $1.1 billion for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets.

During the three months ended September 30, 2025, we repurchased 10,204,072 shares of our common stock at an average price per share of $242.01 for a total purchase price of $2.5 billion, and during the nine months ended September 30, 2025, we repurchased 30,444,090 shares of our common stock at an average price per share of $243.36 for a total purchase price of $7.4 billion, under the 2025 Stockholder Return Program. As of September 30, 2025, we had up to $3.6 billion remaining under the 2025 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2025.

For additional information regarding the 2025 Stockholder Return Program, see Note 13 - Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements.

Related Party Transactions

We have related party transactions associated with DT or its respective affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of October 17, 2025, DT held, directly or indirectly, approximately 52.1% of the outstanding T-Mobile common stock. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank, DT has voting control, as of October 17, 2025, over approximately 56.1% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended September 30, 2025, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates or former affiliates that we do not control and that are our affiliates or former affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings. On August 6, 2025, SoftBank ceased to be our affiliate.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended September 30, 2025, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to seven customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH, Golgohar Trade and Technology GmbH, International Trade and Industrial Technology ITRITEC GmbH, The Airline of the Islamic Republic of Iran and Kara Industrial Trading GmbH. These services are in the process of being terminated, in particular by undertaking appropriate legal steps before German courts. For the three months ended September 30, 2025, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular, Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended September 30, 2025, were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the three months ended September 30, 2025, SoftBank had no gross revenues from such services, and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three months ended September 30, 2025, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenues and net profit generated by such services during the three months ended September 30, 2025, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risks in the normal course of business, primarily from changes in interest rates, including changes in investment yields and changes in spreads due to credit risk, foreign currency exchange rate fluctuations and other factors. These risks, along with other business risks, impact our cost of capital. Our policy is to manage exposure related to fluctuations in interest rates in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. We have established interest rate risk limits that are closely monitored by measuring interest rate sensitivities of our debt portfolio. As of September 30, 2025, we have €4.8 billion outstanding in EUR-denominated Senior Notes, which are subject to foreign currency exchange rate fluctuations. We have entered into cross-currency swap agreements that qualify and have been designated as fair value hedges of our EUR-denominated debt, mitigating our exposure to foreign currency transaction gains and losses. We do not foresee significant changes in the strategies used to manage market risk in the near future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For more information regarding the legal proceedings in which we are involved, see Note 16 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

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

Our future success depends in substantial part on our ability to attract, recruit, hire, motivate, develop, and retain talented personnel possessing the qualifications, experiences, capabilities and skills we need for all areas of our organization, including our CEO and members of our senior leadership team. Succession planning to ensure effective transfer of knowledge and a seamless transition when key personnel depart is also important to our long-term success. In September 2025, we announced that on November 1, 2025, G. Michael Sievert would retire as our Chief Executive Officer and continue to serve as Vice Chairman of the Company and Vice Chairman of our Board of Directors, and Srinivasan Gopalan would serve as our Chief Executive Officer. Our ability to execute our business strategies and retain key executives may be adversely affected by the transition. Additionally, as we continue to make significant investments in new technologies and new business areas, we are increasingly dependent on being able to hire and retain technically skilled employees, including those with expertise in AI and machine learning.

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

We formed joint ventures aimed at establishing a robust fiber broadband network that complements our fixed wireless services. Differences in views among the joint venture participants may result in delayed decisions or disputes. Operating through joint ventures in which we do not hold a majority ownership interest results in us having limited control over many decisions made with respect to the businesses of the joint ventures. We also cannot control the actions of our joint venture partners. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures. Any of these risks could have a material adverse effect on our business, financial condition and results of operations and could also affect our reputation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended September 30, 2025:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1, 2025 - July 31, 2025	3,516,378	$235.10	3,516,378	$6,239
August 1, 2025 - August 31, 2025	3,286,228	249.16	3,286,228	5,420
September 1, 2025 - September 30, 2025	3,401,466	242.24	3,401,466	3,609
Total	10,204,072		10,204,072
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

See Note 13 – Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements for more information about our 2025 Stockholder Return Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 7, 2025, Ulf Ewaldsson, the Company’s former President, Technology, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell, subject to certain conditions (a) up to 7,500 shares of the Company’s common stock, and (b) all of the shares of the Company’s common stock he will acquire on February 15, 2026, upon the vesting of certain time-based restricted stock unit awards, up to a total of 14,868 shares. The duration of this trading plan is 270 days.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.1	Twenty-Ninth Supplemental Indenture, dated as of August 5, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to T-Mobile USA, Inc.’s 6.700% Senior Notes due 2033.	8-K	8/5/2025	4.2
4.2	Thirtieth Supplemental Indenture, dated as of August 5, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to T-Mobile USA, Inc.’s 6.250% Senior Notes due 2069.	8-K	8/5/2025	4.3
4.3	Thirty-First Supplemental Indenture, dated as of August 5, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to T-Mobile USA, Inc.’s 5.500% Senior Notes due March 2070.	8-K	8/5/2025	4.4
4.4	Thirty-Second Supplemental Indenture, dated as of August 5, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to T-Mobile USA, Inc.’s 5.500% Senior Notes due June 2070.	8-K	8/5/2025	4.5
4.5	Thirty-Third Supplemental Indenture, dated as of August 11, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	POSASR	10/6/2025	4.9
4.6	Twenty-Sixth Supplemental Indenture, dated as of August 11, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.				X
4.7	Fifty-Second Supplemental Indenture, dated as of August 11, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.				X
10.1*	Amended and Restated Employment Agreement, dated as of September 19, 2025, by and between the Company and Srinivasan Gopalan.				X
10.2*	Amendment, dated as of September 19, 2025, to Amended and Restated Employment Agreement, dated as of March 9, 2023, by and between the Company and G. Michael Sievert.				X
10.3*	Amendment, dated as of September 19, 2025, to Compensation Term Sheet, dated as of September 12, 2024, by and between T-Mobile US, Inc. and Peter Osvaldik.				X
10.4*	Amendment, dated as of September 19, 2025, to Compensation Term Sheet, dated as of March 18, 2025, by and between T-Mobile US, Inc. and Michael J. Katz.				X
10.5
Guarantee Assumption Agreement, dated as of August 11, 2025, by and among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.
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

T-MOBILE US, INC.

October 23, 2025	/s/ Peter Osvaldik
Peter Osvaldik
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)