Form 10-K
period 2025-12-31
T-Mobile US, Inc.
filed 2026-02-11
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $112.4 billion based on the closing sale price as reported on the NASDAQ Global Select Market. As of February 6, 2026, there were 1,101,862,739 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the definitive Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A or will be included in an amendment to this Report.

T-Mobile US, Inc.
Form 10-K
For the Year Ended December 31, 2025

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
•cyberattacks, disruptions, data loss or other security breaches;
•our inability to adopt and deploy network technologies in a timely and effective manner;
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
•the timing and effects of any pending and future acquisition, investment, joint venture, merger, or divestiture involving us, including our inability to obtain any required regulatory approval necessary to consummate any such transactions or to achieve the expected benefits of such transactions;
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
•operational delays, higher procurement and operational costs, and increased regulatory and compliance complexities, for example, as a result of changes to trade policies, including higher tariffs, restrictions and other economic disincentives to trade;
•our inability to successfully deliver new products and services;
•any failure or inability of our third parties (including key suppliers) to provide products or services for the operation of our business;
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
•compliance with the current regulatory framework, including our national security obligations, and any changes in regulations or in the regulatory framework under which we operate;
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

•our current and future stockholder return programs may not be fully utilized, and our share repurchases and dividend payments pursuant thereto may fail to have the desired impact on stockholder value; and
•future sales of our common stock by DT and our inability to attract additional equity financing outside the United States due to foreign ownership limitations by the Federal Communications Commission (“FCC”).

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

Investors and others should note that we announce material information to our investors using our investor relations website (https://investor.t-mobile.com), newsroom website (https://t-mobile.com/news), press releases, SEC filings and public conference calls and webcasts. We intend to also use certain social media accounts as a means of disclosing information about us and our services and for complying with our disclosure obligations under Regulation FD (the @TMobileIR X account (https://x.com/TMobileIR), the @SriniGopalan X account (https://x.com/SriniGopalan) and our CEO’s LinkedIn account (https://www.linkedin.com/in/srini-gopalan/), both of which Mr. Gopalan also uses as a means for personal communications and observations, and the @TMobileCFO X account (https://x.com/tmobilecfo) and our Chief Financial Officer’s LinkedIn account (https://www.linkedin.com/in/peter-osvaldik-3887394), both of which Mr. Osvaldik also uses as a means for personal communication and observations). The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these social media channels in addition to following our press releases, SEC filings and public conference calls and webcasts. The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time as listed on our investor relations website.

PART I.

Item 1. Business

Business Overview and Strategy

Un-carrier Strategy

As America’s supercharged Un-carrier, we have disrupted the telecommunications industry by actively engaging with and listening to our customers and focusing on eliminating their pain points. Our customers benefit from what we believe is an unmatched combination of the best value and best network, alongside an unwavering focus on offering them the best possible service experience and an undisputable drive for disruptive innovation in wireless and beyond. This includes providing added value and what we believe is an exceptional experience while implementing signature Un-carrier initiatives that have changed the industry. We ended annual service contracts, overages, unpredictable international roaming fees and data buckets, among other things. We are inspired by a relentless focus on customer experience, consistently delivering award-winning customer experience, which drives our customer satisfaction levels while enabling operational efficiencies.

With what we believe is America’s best network, with the largest, fastest, most awarded and most advanced 5G network, the Un-carrier strives to offer customers unrivaled coverage and capacity where they live, work and travel. We believe our network is the foundation of our success and powers everything we do. Our dense and multi-layer network provides an unmatched 5G and overall network experience to our customers, which consists of our foundational layer of low-band, mid-band and millimeter-wave (“mmWave”) spectrum licenses (see “Spectrum Position” below). This multilayer portfolio of spectrum broadens and deepens our nationwide 5G network, enabling accelerated innovation and increased competition in the U.S. wireless telecommunications industry.

We continue to expand the footprint and improve the quality of our network, enabling us to provide what we believe are outstanding wireless experiences for customers who should not have to compromise on quality and value. Our network allows us to deliver new, innovative products and services, such as our 5G broadband fixed wireless product, with the same customer experience focus and industry-disrupting mindset that we have adopted in our journey to redefine wireless communications services in the United States in the customers’ favor.

As part of our relentless, customer-first focus, we are transforming into an AI-enabled, data-informed, digital-first organization to continue delivering differentiated experiences to our customers. Leveraging the latest AI technology and digital capabilities, we are pioneering new approaches to serving customers with a platform to better anticipate and proactively solve their issues, offering personalized self-service options and taking authorized actions on their behalf, while simultaneously creating large-format customer experience stores for customers looking for an immersive experience. Our comprehensive T-Life app is radically simplifying customer experiences with upgrades, add-a-line, and switching transactions all available at customers’ fingertips, allowing customers and prospects to transact with us wherever and whenever they want.

Our Operations

As of December 31, 2025, we provide wireless communications and broadband services to 142.4 million postpaid and prepaid customers and generate revenue by providing affordable wireless communications and broadband services to these customers, as well as a wide selection of wireless devices and accessories. We also provide wholesale wireless services to various partners, who then offer the services for sale to their customers. Our most significant expenses relate to operating and expanding our network, providing a full range of devices, acquiring and retaining high-quality customers and compensating employees. We provide services, devices and accessories across our flagship brands, T-Mobile, Metro by T-Mobile and Mint Mobile, through our T-Mobile and Metro by T-Mobile owned and operated retail stores, as well as through our websites (www.t-mobile.com, www.metrobyt-mobile.com and www.mintmobile.com), T-Mobile, Metro by T-Mobile and Mint Mobile apps, customer care channels and through national retailers. In addition, we sell devices to dealers and other third-party distributors for resale through independent third-party retail outlets and a variety of third-party websites. The information on our websites is not part of this Form 10-K. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Services and Products

We provide wireless communications and broadband services through a variety of service plan options. We also offer for sale to customers a wide selection of wireless devices, including smartphones, wearables, tablets, 5G broadband gateways and other mobile communication devices that are manufactured by various suppliers.

We offer a full suite of service plans that provide customers with the features that meet their lifestyle and daily needs. Our most popular current service plan offerings are our premium Experience plans, including Experience More and Experience Beyond, which include unlimited talk, text and data on our network, 5G access at no extra cost, scam protection features, popular streaming subscriptions, in-flight Wi-Fi, access to the same device offers as new customers and more. We also offer an Essentials rate plan for customers who want the basics at a lower price point, and specific rate plans to qualifying customers, including Military and Veterans, First Responder and 55+.

At the time of device purchase, qualified customers can finance all or a portion of the individual device or accessory purchase price over an installment period, generally of 24 months, using an equipment installment plan (“EIP”).

In addition to our wireless communications services, we offer complementary broadband services including 5G broadband, which is a fixed wireless product available to tens of millions of domestic households utilizing the excess capacity of our nationwide 5G network, and fiber, expanding broadband access and choices for some consumers. With our 5G broadband and fiber plans, customers can access the internet without worrying about annual service contracts, data overages or hidden fees.

We also provide products and services that are complementary to our wireless communications and broadband services, including device protection, financial services and advertising.

Customers

We provide wireless communications and broadband services to a variety of customers needing connectivity, but focus primarily on two categories of customers:

•Postpaid customers generally are qualified to pay after receiving service utilizing phones, 5G broadband gateways, fiber connections, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and internet of things (“IoT”)). We serve consumers as well as business customers, who are provided services under the T-Mobile for Business brand.
•Prepaid customers generally pay for service in advance. We serve prepaid customers under the T-Mobile, Metro by T-Mobile, Mint Mobile and Ultra Mobile brands.

We also provide Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers access to our network. This access and the customer relationship are managed by wholesale partners, with whom we have commercial agreements permitting them to sell services utilizing our network.

We generate the majority of our service revenues by providing wireless communications and broadband services to postpaid and prepaid customers. Our ability to attract and retain postpaid and prepaid customers is important to our business in the generation of service revenues, equipment revenues and other revenues. In 2025, our service revenues generated by providing wireless communications and broadband services by customer category were:

•81% Postpaid customers;
•15% Prepaid customers; and
•4% Wholesale and other services.

Substantially all of our revenues for the years ended December 31, 2025, 2024 and 2023, were earned in the United States, including Puerto Rico and the U.S. Virgin Islands.

Network Strategy

Utilizing our multilayer spectrum portfolio, our mission is to become “Famous for Network” and we have been recognized by third parties for having America’s best network. We have deployed low-band, mid-band and mmWave spectrum dedicated for 5G across our dense and broad network to create what we believe is America’s largest, fastest, most awarded and most advanced 5G network.

We believe our spectrum position and focus on technology leadership will continue to drive network differentiation. Our innovative Customer-Driven Coverage (“CDC”) approach to network investments, and leadership in deploying the latest network technologies including Massive Multiple-input Multiple-output (“Massive MIMO”), Voice over New Radio (“VoNR”), Low Latency, Low Loss, Scalable Throughput (“L4S”), four-carrier and higher order aggregation, dynamic network slicing and the U.S.’s first broad deployment of 5G Advanced, are enabled by our scaled nationwide 5G standalone network.

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

•We controlled an average of 394 MHz of combined low- and mid-band spectrum nationwide as of December 31, 2025. This spectrum is comprised of:
•An average of 43 MHz in the 600 MHz band;
•An average of 12 MHz in the 700 MHz band;
•An average of 14 MHz in the 800 MHz band;
•An average of 42 MHz in the 1700 MHz AWS band;
•An average of 68 MHz in the 1900 MHz PCS band;
•An average of 185 MHz in the 2.5 GHz band;
•An average of 3 MHz in the 3.45 GHz band; and
•An average of 27 MHz in the C-band.
•We controlled an average of 1,059 GHz of combined mmWave spectrum licenses as of December 31, 2025.
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
•On May 30, 2025, we entered into a License and Unit Purchase Agreement with NEWLEVEL IV, L.P. and NEWLEVEL, LLC, both of which are affiliates of Grain Management, LLC (“Grain”), pursuant to which we will sell our 800 MHz spectrum licenses in exchange for cash consideration of $2.9 billion and the receipt of Grain’s 600 MHz spectrum licenses, which we are currently utilizing under lease agreements with Grain. See Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements for additional details.
•We plan to evaluate future spectrum purchases in future auctions and secondary market opportunities to further augment or refine our current spectrum position.
•We have equipment deployed on macro cell sites and small cell/distributed antenna system sites across our network and leverage our CDC insights to optimize network positioning and performance.

Competition

The telecommunications industry remains competitive. We are the second largest provider of wireless communications services in the U.S. as measured by our total postpaid and prepaid customers. Our wireless communications services competitors include other carriers, such as AT&T Inc. (“AT&T”) and Verizon Communications, Inc. (“Verizon”). In addition, our wireless communications services competitors include numerous smaller and regional providers, including Charter Communications, Inc., Comcast Corporation, EchoStar Corporation (“EchoStar”), Cox Communications, Inc., and Altice USA, Inc., many of which offer no-contract, postpaid and prepaid service plans. Competitors also include providers who offer similar communication services, such as voice, messaging and data services, using alternative technologies. In addition to our wireless communications services, our broadband services compete against other broadband providers, including Cable, DSL and other Fiber broadband providers, other fixed wireless solutions, including AT&T and Verizon’s fixed wireless products, and satellite internet providers. Competitive factors within the telecommunications industry include promotions, pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies and changes in the regulatory environment that may affect market entry, pricing practices and network investment. Some of our competitors have shown a willingness to use discounted pricing or offer bundled services as a potential source of differentiation.

Human Capital

Employees

As of December 31, 2025, we employed approximately 75,000 full-time and part-time employees, including network, retail, administrative and customer support functions.

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
•Family-building benefits designed to meet the various needs of our employees, including IVF and IUI, adoption and surrogacy benefits;
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

Training and Development

Career growth and development is foundational to T-Mobile’s culture and success. We want to deliver the best experiences from the best teams, and one way we do that is by offering an array of development programs and resources to build talent and empower our people to succeed through every step of their career. We focus on helping employees understand the skills needed for their career success and give them access to learning in many forms, such as mentoring, training, structured learning programs, videos and books.

By strategically investing in the following three key areas of career development and learning, we are developing our talent now and for the future.

•Evolve skills and careers – from onboarding throughout careers, with clear expectations on contributions to the business and opportunities to develop and build their career;
•Advance leadership expertise – build critical leadership capabilities, enable leadership growth at all levels, and develop skills to lead in the future; and
•Enable effective collaboration – align with our values and behavioral norms, provide tools, resources, and learning needed for individual and team success.

Culture and Belonging

Our culture of belonging fosters trust, accelerates innovation, sparks new ideas and enhances collaboration. This fuels our success by enabling our employees to deliver exceptional experiences for our customers and to make a positive impact on the communities we serve. We aim to create an environment where employees have careers, not jobs, where everyone has a voice and belongs, and where leaders empower each employee to act like an owner and share in the Company’s success. T-Mobile’s hiring process casts a wide net to attract and hire the most qualified candidates.

Employee Resource Groups

Our Employee Resource Groups (“ERGs”) play an important role in enhancing T-Mobile’s culture and providing valuable learning and development opportunities for our employees. Our six ERGs and four sub-affinity groups are open to all employees at the Company and are closely tied to our business goals and priorities. Our ERGs foster invaluable connections, community service and career development opportunities for employees. Many employees participate in the ERGs and the 38 chapters nationwide that organize volunteer opportunities and local events. Our chapter volunteers have led impactful initiatives and community service projects across the country for our employees.

Environmental Sustainability

Efficiencies and Reducing Our Carbon Footprint

We are actively working to identify efficiencies in our energy usage and reduce our environmental impact by:

•Pursuing a science-based net-zero emissions target for 2040, covering Scope 1, 2 and 3 emissions;
•Investing in renewable energy, meeting our RE100 pledge since 2021, through initiatives such as Virtual Power Purchasing Agreements and clean energy projects expected to produce over 3.4 million megawatt hours annually;
•Enhancing energy efficiency in our network and facilities, including retail stores, data centers, and cell sites; and
•Promoting a circular economy through a robust device reuse and recycling program.

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

We employ a third-party risk management (“TPRM”) process to screen for anti-corruption, global sanctions, cybersecurity, human rights and environmental risks before engaging with a supplier. Our TPRM process also continuously monitors current suppliers for policy violations and risks.

Regulation

The FCC regulates many key aspects of our business, including licensing, construction, the operation and use of our network, modifications of our network, control and ownership of our licenses and authorizations, the sale, transfer and acquisition of certain licenses, domestic roaming arrangements and interconnection agreements, pursuant to its authority under the Communications Act of 1934, as amended (“Communications Act”). The FCC has a number of complex requirements that affect our operations and pending proceedings regarding additional or modified requirements that could increase our costs or diminish our revenues. For example, the FCC has rules regarding provision of 911, 988 and E-911 services, porting telephone numbers, interconnection, roaming, consumer broadband labels, robocalling/robotexting, disabilities access, privacy and cybersecurity, consumer protection and the universal service and Lifeline programs. Many of these and other issues are being considered in ongoing proceedings, and we cannot predict whether or how such actions will affect our business, financial condition or operating results. Our ability to provide services and generate revenues could be harmed by adverse regulatory action or changes to existing laws and regulations. In addition, regulation of companies that offer competing services can impact our business indirectly.

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

Additionally, Congress’s and the FCC’s allocation of additional spectrum for broadband commercial mobile radio service (“CMRS”), which includes cellular, PCS and other wireless services, could significantly increase and intensify competition. We cannot assess the impact that any developments that may occur in the U.S. economy or any future spectrum allocations by the FCC may have on license values. FCC spectrum auctions and other market developments may adversely affect the market value of our licenses or our competitive position in the future. A significant decline in the value of our licenses could adversely affect our financial condition and operating results. In addition, the FCC periodically reviews its policies on how to evaluate carriers’ spectrum holdings in the context of spectrum transactions or acquisitions. Changes in these rules and policies could affect our access to additional spectrum resources and competition among us and other carriers.

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

We have pursued and may continue to pursue acquisitions of, investments in, or joint ventures or mergers with, other companies that we believe would complement or expand our business. To the extent any such business has any international operations, we may be subject to economic, tax and labor regulations in these international jurisdictions.

Available Information

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities

Exchange Act of 1934, as amended (the “Exchange Act”) are also publicly available free of charge on the investor relations section of our website at investor.t-mobile.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our corporate governance guidelines, director selection guideline, code of ethics for senior financial officers, code of business conduct, speak up policy, supplier code of conduct, and charters for the audit committee, compensation committee, nominating, corporate governance and compliance committee, and executive committee of our Board of Directors are also posted on the investor relations section of our website at investor.t-mobile.com. The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating T-Mobile. Our business, financial condition, liquidity, or operating results, as well as the price of our common stock and other securities, could be materially and adversely affected by any of these risks.

Risks Related to Our Business

We operate in a highly competitive industry. If we are unable to attract and retain customers, our business, financial condition, and operating results could be negatively affected.

The telecommunications industry is highly competitive. As the industry reaches saturation, competition in all market segments, including prepaid, postpaid, enterprise and government customers will likely further intensify, putting pressure on pricing and/or margins for us and all our competitors. Our ability to attract and retain customers will depend on multiple factors, such as network quality and capacity, customer service excellence, effective marketing strategies, competitive pricing, compelling value propositions, and distribution and logistics capabilities. Additionally, targeted marketing approaches for a broad spectrum of customer segments, coupled with continuous innovation in products and services, are essential for retaining and expanding our customer base. If we are unable to successfully differentiate our services from those of our competitors, it would adversely affect our competitive position and ability to grow our business.

We expect to continue to see intense competition in all market segments from traditional Mobile Network Operators (“MNOs”), such as AT&T and Verizon, who have each invested heavily in spectrum, their wireless networks, and services and device promotions. Numerous other regional MNOs and MVNOs offering wireless services may also compete with us in some markets, including cable providers, such as Comcast, Charter, Cox, and Altice, as they continue to diversify their offerings to include wireless services offered under MVNO agreements. As new products and services emerge, we may also face competition from non-traditional competitors outside the wireless communications services industry, including satellite providers offering connectivity services using alternative technologies.

In the market for broadband services, traditional cable providers, AT&T, Verizon, and other players such as satellite and fiber providers, all compete for customers. To complement our fixed wireless service, we have entered into joint venture agreements aimed at establishing a robust fiber wireline network in certain geographic regions that we believe will complement our fixed wireless services in those areas. However, these partnerships also involve inherent risks. See “Any acquisition, investment, joint venture, merger, or divestiture may subject us to significant risks, any of which may harm our business” for further discussion of such risks.

If we are unable to compete effectively in attracting and retaining customers in markets where we operate, it could negatively affect our business, financial condition, and operating results.

We have experienced cyberattacks and may experience disruptions, data loss and other security breaches, whether directly or indirectly through third parties whose products and services we rely on in operating our business.

Our business involves the receipt, storage, and transmission of confidential information about our customers, such as sensitive personal, account, and payment information, confidential information about our employees and suppliers, and other sensitive information about our Company, such as our business plans, transactions, financial information, and intellectual property (collectively, “Confidential Information”). Additionally, to offer services to our customers and operate our business, we utilize several applications and systems, including those we own and operate, such as our wireless network, as well as others provided to us by third parties, such as cloud service providers and SaaS companies (collectively, “Systems”).

We are subject to persistent cyberattacks and threats to our business from bad actors seeking to gain unauthorized access to Confidential Information and compromise Systems to undermine availability or integrity. They are perpetrated by a variety of groups and persons, including nation state-sponsored parties, malicious actors, employees, contractors, and other third parties. Some actors reside in jurisdictions where law enforcement measures to address such attacks are ineffective or unavailable.

Cyberattacks against companies like ours are increasing in frequency and scope of potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent, and detect incidents successfully in every instance. In some cases, these bad actors exploit bugs, errors, misconfigurations or other vulnerabilities in our Systems to obtain Confidential Information. In other cases, these bad actors obtain unauthorized access to Confidential Information by exploiting insider access or utilizing login credentials taken from our customers, employees, or third-party providers through credential harvesting, social engineering or other means. Other bad actors aim to cause serious operational disruptions to our business and Systems through ransomware or distributed denial of service attacks. Moreover, the amount and scope of insurance that we maintain against losses resulting from any such incidents or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result.

Although we regularly work to identify, track, and remedy security vulnerabilities, given the complex nature of our Systems and the tools that are available to us, we may be unable to identify vulnerabilities in a timely manner, or to apply patches or compensating measures that address such vulnerabilities, before bad actors can exploit them. The exploitation of a security vulnerability before patches or measures are applied could materially compromise Confidential Information and Systems.

In addition, we routinely rely upon third-party providers whose products and services are used in our business. These third-party providers have experienced, and will continue to experience, cyberattacks that involve attempts to access our Confidential Information and/or to create operational risk that could materially and adversely affect our business, and these providers also face other security challenges common to all parties that collect and process information. Additionally, our Systems include components from third parties or fourth parties we do not control and may have compromises, defects, flaws, or design errors unknown to us.

As a result of the previously disclosed cyberattacks in August 2021 and January 2023, we incurred significant costs in connection with, among other things, responding to and resolving mass arbitration claims, multiple class action lawsuits, and an FCC investigation. For more information on the foregoing, see “– Contingencies and Litigation – Litigation and Regulatory Matters” in Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

In addition to the August 2021 cyberattack and the January 2023 cyberattack, we have experienced unrelated, non-material incidents involving unauthorized access to certain Confidential Information and Systems. Typically, these incidents have involved attempts to commit fraud by taking control of a customer’s phone line, often by exploiting insider access or using compromised credentials. In other cases, the incidents have involved unauthorized access to certain of our customers’ private information, including payment information, financial data, social security numbers or passwords, and our intellectual property. Some of these incidents have occurred at third-party providers, including third parties who provide us with various Systems and others who sell our products and services through retail locations or take care of our customers.

Our procedures and safeguards to prevent unauthorized access to Confidential Information and to defend against cyberattacks seeking to disrupt our operations must be continually evaluated and enhanced to address the ever-evolving threat landscape and changing cybersecurity regulations, including while we adapt complex digital transformation efforts. These preventative actions require the investment of significant resources and management time and attention. Additionally, we do not have control of the cybersecurity systems, breach prevention, and response protocols of our third-party providers, including through our cybersecurity programs or policies. While T-Mobile may have contractual rights to assess the effectiveness of many of our providers’ systems and protocols, we do not have the means to always know or assess the effectiveness of all of our providers’ systems and controls. We cannot provide any assurances that actions taken by us, or our third-party providers, including through our cybersecurity programs or policies, will adequately repel a significant cyberattack or prevent or substantially mitigate the impacts of cybersecurity breaches or misuses of Confidential Information, unauthorized access to our networks or Systems or exploits against third-party environments, or that we, or our third-party providers, will be able to effectively identify, investigate, and remediate such incidents in a timely manner or at all. We expect to continue to be the target of cyberattacks, given the nature of our business, and we expect the same with respect to our third-party providers. We also expect that threat actors will continue to gain sophistication including in the use of tools and techniques (such as AI) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, making it more challenging to identify, investigate, and recover from future cyberattacks in a timely and effective manner. The continued development and integration of AI in our and our third-party providers’ operations, products and services is expected to pose new, additional, and unknown cybersecurity risks. In addition, we have acquired and continue to acquire companies with cybersecurity vulnerabilities or unsophisticated security measures, which expose us to significant cybersecurity, operational, and financial risks. If we fail to protect Confidential Information or to prevent operational disruptions from future cyberattacks, there may be a material adverse effect on our business, reputation, financial condition, cash flows, and operating results.

If we fail to adopt and deploy emerging network technologies in a timely and effective manner, our competitive position could erode, which may adversely affect our business, financial condition, and operating results.

Our competitive advantage and reputation depend on our ability to provide industry-leading network coverage, speed, and reliability. While we have established a leadership position in 5G, the telecommunications industry evolves rapidly, and emerging technologies, such as AI-driven Radio Access Networks (“AI-RAN”) and the potential transition to 6G, may redefine network standards and increase customer expectations. Our competitors may seek to differentiate through marketing, brand positioning, or third-party recognition as leaders in network performance, coverage, or reliability. To stay ahead, we continue to drive improvements in the 5G network, including our nationwide 5G standalone network and deployment of 5G Advanced features, and are investing in strategic collaborations with third parties, such as AI-RAN partnerships, to develop technologies that are intended to advance our network capabilities. Despite these efforts, we may encounter technical challenges, regulatory hurdles, supply chain constraints, or unexpected delays in developing and deploying new network technologies. If we fail to anticipate market trends, efficiently integrate innovative solutions into our network, or maintain the quality and reliability of our network, our market share and competitive standing could erode, adversely affecting our business, financial condition, and operating results.

If we fail to effectively execute our digital transformation and drive customer and employee adoption of emerging technologies, our competitive position and financial performance could be materially harmed.

We are engaged in complex digital transformation efforts intended to streamline operations, enhance customer experience, and improve our overall competitiveness. These initiatives involve integrating emerging and rapidly evolving technologies, reconfiguring internal processes, and implementing advanced data analytics and AI-driven tools, including those developed through our partnerships with several third-party providers. The successful execution of our planned transformation is subject to significant uncertainties. For example, we may face challenges in harmonizing complex system architectures, integrating new platforms with legacy infrastructure, and managing large volumes of data from disparate sources. We must also maintain rigorous data security and privacy safeguards, ensure our AI-driven solutions comply with evolving regulatory standards, and mitigate potential issues such as algorithmic bias or unintended operational disruptions. Additionally, implementing these digital solutions often requires substantial capital and operational expenditures, extensive employee training, specialized skill sets that may be difficult to source, and close coordination with multiple third-party vendors and partners. If we fail to execute these initiatives effectively, our ability to realize the intended benefits of digital transformation may be compromised.

The successful execution of our digital transformation depends not only on the effective development and deployment of new technologies, but also on the willingness and ability of customers and employees to adopt digital-first channels and processes. Even where technical capabilities are successfully implemented, customer and employee adoption may lag expectations or revert to supported channels, which could limit the anticipated improvements in efficiency, service quality, and revenue generation. If adoption does not occur at the scale or pace anticipated, the intended benefits of these initiatives may not be fully realized.

As a result, failure to effectively execute our digital transformation efforts, including driving meaningful customer and employee adoption, could materially and adversely affect our competitive position, financial performance, and brand reputation.

We rely on highly skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire a sufficient number of qualified new personnel, or maintain our corporate culture.

Our future success depends in substantial part on our ability to attract, recruit, hire, motivate, develop, and retain talented personnel possessing the qualifications, experience, capabilities and skills we need for all areas of our organization, including our CEO and members of our leadership team. Succession planning to ensure the effective transfer of knowledge and a seamless transition when key personnel depart is also important to our long-term success. On November 1, 2025, G. Michael Sievert retired as our Chief Executive Officer while continuing to serve as Vice Chairman of the Company and Vice Chairman of our Board of Directors, and Srinivasan Gopalan began serving as our President and Chief Executive Officer. We also announced several leadership changes. In addition, we began to implement enterprise-wide restructurings in 2025. If we are unable to effectively manage the CEO transition, the leadership changes and other restructuring changes, our ability to execute our business strategies and to retain key executives and talent could be adversely affected. Additionally, as we continue to make significant investments in new technologies and new business areas, we are increasingly dependent on being able to hire and retain technically skilled employees, including those with expertise in AI and machine learning.

Both external factors, such as fluctuations in economic and industry conditions, changes in U.S. immigration policies, regulatory changes, political forces, and the competitive landscape, and internal factors, such as employee tolerance for changes in our corporate culture, organizational changes, limited remote working opportunities, and our compensation programs, may affect our ability to effectively manage our workforce. Further, employee compensation and benefit costs may increase due to inflationary pressures, and if our compensation does not keep up with inflation or with that of our competitors, we may see increased employee dissatisfaction and departures or difficulty in recruiting new employees. If key employees depart or we are unable to recruit and integrate new employees successfully, our business could be negatively impacted.

System failures and business disruptions may prevent us from providing reliable service, which could materially and adversely affect our reputation and financial condition.

We rely upon systems and networks – those of third-party suppliers and other providers, in addition to our own – to provide services to our customers. System, network, or infrastructure failures resulting from one of several potential causes may prevent us from providing reliable service or otherwise operating our business. Examples of these risks include:

•physical damage, power surges or outages, equipment failure, or other service disruptions with respect to both our wireless and fiber networks, including those resulting from severe weather, storms, earthquakes, floods, hurricanes, wildfires, and other natural disasters, which may occur more frequently or with greater intensity as a result of global climate change, public health crises, terrorist attacks, political instability and volatility and acts of war;
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

We continue to acquire and deploy new spectrum to expand and deepen our 5G coverage, maintain our quality of service, meet increasing or changing customer demands, and deploy new technologies. To expand and differentiate our services from those of our competitors, we will continue to actively seek to make additional investments in new spectrum, which could be significant. However, we may be unable to secure the additional spectrum necessary to maintain or enhance our competitive position on favorable terms or at all.

The continued interest in acquiring spectrum by existing carriers and others, including satellite providers and speculators, may reduce our ability to acquire or renew spectrum holdings (such as 600 MHz and 2.5 GHz), and may increase the cost of spectrum made available in the secondary markets and government auctions. Additionally, the FCC may be unable to make sufficient additional spectrum available for auction to meet the demand from all interested parties. As a result, any such spectrum that is made available at auction may be subject to heightened competition and priced beyond levels we are able or willing to pay.

Even if new spectrum becomes available to us, the FCC or other government entities may impose conditions on the acquisition and use of such spectrum, such as the configuration or geographic areas in which the spectrum may be deployed. These conditions may substantially increase the costs we incur or negatively affect the value of the spectrum to our business.

If we cannot acquire needed spectrum from the government or other sources, if competitors acquire spectrum that enables them to provide services competitive with ours, or if we cannot deploy services over acquired spectrum on a timely basis, without burdensome conditions, at reasonable cost, and while maintaining network quality levels, our ability to attract and retain customers and our business, financial condition, and operating results could be materially and adversely affected.

Any acquisition, investment, joint venture, merger, or divestiture may subject us to significant risks, any of which may harm our business.

We have pursued and may continue to pursue additional acquisitions of, investments in, or joint ventures or mergers with, other companies, or the acquisition of spectrum, technologies, services, products, or other assets that we believe would complement or expand our business. For example, on August 1, 2025, we completed the acquisition (the “UScellular Acquisition”) of the UScellular Wireless Business (as defined below). We may also elect to divest some of our assets to third parties. Some of these transactions could be significant relative to the size of our business and operations. Any such transactions involve risks and could present financial, managerial, and operational challenges, including:

•diversion of management attention from running our existing business;
•increased costs to integrate the networks, spectrum, technology, personnel, customer base, distributors and business partners and business practices of the company involved in any such transaction with our business;
•increased interest expense and leverage or limits on other uses of cash;
•potential loss of talent during integration due to differences in culture, location, or other factors;
•difficulties in effectively integrating (or supplanting) the financial, operational, and sustainability systems of the business involved in any such transaction into our financial, operational, and sustainability reporting infrastructure and internal control framework in an effective and timely manner;
•risks of entering markets in which we have no or limited experience and where competitors have stronger market positions;
•to the extent any acquired business has international operations, potential exposures to risks associated with maintaining and expanding such operations, including unfavorable and uncertain regulatory, political, economic, tax, and labor conditions;
•potential exposure to material liabilities not discovered in the due diligence process in connection with any such transaction;
•significant transaction-related expenses in connection with pursuing any such transaction, whether consummated or not;
•risks related to our ability to obtain required regulatory approvals necessary to consummate any such transaction; and
•any business, technology, service, or product involved in any such transaction may significantly underperform relative to our expectations, and we may not achieve the benefits we expect from the transaction, which could also result in a write-down of goodwill and other intangible assets associated with such transaction.

Our restructuring and integration activities associated with the UScellular Acquisition are expected to occur over the next two years and may involve risks related to network integration and customer migration, including potential service disruptions, delays in transitioning customer accounts and systems, and challenges in maintaining customer experience during the integration period.

We formed joint ventures aimed at establishing fiber broadband networks that complement our fixed wireless services. Differences in views among the joint venture participants may result in delayed decisions or disputes. Operating through joint ventures in which we do not hold a majority or controlling ownership interest results in us having limited control over many decisions made with respect to the businesses of the joint ventures. We also cannot control the actions of our co-investors in our joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures. Any of these risks could have a material adverse effect on our business, financial condition, and operating results and could also affect our reputation.

Additionally, in connection with our merger (the “Sprint Merger”) with Sprint Corporation (“Sprint”) and related transactions, including the acquisition by DISH Network Corporation (“DISH”) of certain prepaid wireless business (the “Prepaid Transaction”), we agreed to fulfill various government commitments (the “Government Commitments”), including, among others, extensive 5G network build-out, delivering high-speed wireless services to the vast majority of Americans, and marketing our in-home fixed wireless product to households where spectrum capacity is sufficient, as well as commitments related to national security. These Government Commitments materially increased our compliance obligations and could result in additional expenses and/or penalties in the future.

Any failure to fulfill our obligations under the Government Commitments in a timely manner could result in substantial fines, penalties, or other legal and administrative actions, liabilities, and reputational harm.

Economic, political, and market conditions may adversely affect our business, financial condition, and operating results.

Our business, financial condition, and operating results are affected by changes in general economic and political conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, economic growth, tariffs and trade restrictions, fluctuations in global currencies, immigration policies, energy costs, rates of inflation (or concerns about deflation), supply chain disruptions, impacts of current geopolitical conflict or instability, such as the Ukraine-Russia and Israel-Hamas wars and any further escalations thereof, and other macroeconomic factors.

The telecommunications industry, broadly, is dependent on population growth, including growth in the immigrant population. As a result, we expect the telecommunications industry’s customer growth rate to be moderate in comparison with historical growth rates, leading to ongoing competition for customers. Rising prices for goods, services, and labor due to inflation, including inflation resulting from higher tariffs, restrictions, and other economic disincentives to trade, could adversely impact our margins and growth.

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

Weak economic and credit conditions may also adversely affect our suppliers, dealers, wholesale partners or MVNOs, and enterprise and government customers, some of which may file for bankruptcy, or may experience cash flow or liquidity problems, or may be unable to obtain or refinance credit such that they may no longer be able to operate. Any of these could adversely impact our ability to distribute, market, or sell our products and services.

Changes to trade policies, including higher tariffs, restrictions, and other economic disincentives to trade, may lead to operational delays, higher procurement and operational costs, and increased regulatory and compliance complexities, resulting in supply chain disruptions and higher prices, and lower demand for devices and services we sell.

As a provider of telecommunications services, we depend on suppliers to provide us, directly or through other suppliers, with items such as equipment for our network, handsets, tablets, accessories, other mobile communication devices, other components and raw materials. Changes or proposed changes in U.S. or other countries’ trade policies that result in higher tariffs, restrictions, and other economic disincentives to international trade have occurred in the past, and in the future may occur, which may materially increase the costs we incur in developing, deploying and maintaining our network and offering products and services to our customers. A certain portion of the increased costs may be absorbed by certain suppliers, but some suppliers may struggle to absorb the increased costs, especially over the long term, potentially leading to supply disruptions or cost pass-throughs to us that may require us to increase the prices we charge our customers. In addition, rapid changes in trade policies may negatively affect procurement timelines and supplier relationships and may introduce new compliance requirements. We may face delays in sourcing critical equipment due to customs clearance and supply chain bottlenecks, and material changes to cost structures could pressure our expenses and customer pricing.

Our attempts to mitigate potential disruptions to our supply chain and offset procurement and operational cost pressures, such as through alternative sourcing and/or increases in the selling prices of some of our products and services, may not be successful. Higher product or service prices for our customers may make it more difficult to attract new customers or increase customer churn. Furthermore, we may not be able to offset any cost increases through productivity and cost-saving initiatives. To the extent that cost increases result in significant increases in our expenditures, or if our price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if our revenues decrease, our business, financial condition or operating results may be adversely affected.

If we do not successfully deliver new products and services, we may not realize our intended growth targets or generate the expected returns from our business, adversely affecting our financial condition and operating results.

We continue to expand our offerings beyond traditional wireless services to include broadband (fixed wireless and fiber), specialized network solutions, such as network slicing for first responders (“T-Priority”) and 5G advanced network solutions (“ANS”) for enterprises, advertising technology and services, and financial products, such as the T-Mobile Visa credit card introduced in November 2025. These new ventures require significant capital, expertise, and operational support, and their success depends on factors we cannot fully control or predict. Increased competition, technical challenges, security concerns, operational complexities, or shifting regulatory landscapes could delay product rollouts, inflate costs, or limit adoption rates. Additionally, entering new markets or lines of business may expose us to unfamiliar regulatory requirements, compliance challenges, or risks to existing customer relationships. Customer demand for new products and services is difficult to predict, and adoption may be slower than anticipated or may not occur at all. Should these new products and services fail to gain traction, achieve sufficient customer adoption, generate expected financial returns, or deliver value to customers, we could incur substantial expenses without offsetting revenue gains, adversely affecting our business, financial condition, operating results and competitive position.

We rely on third parties to provide products and services for the operation of our business, and the failure or inability of such parties to provide these products or services could adversely affect our business, financial condition, and operating results.

We have a broad set of suppliers to help us develop, maintain, and troubleshoot products and services such as wireless and fiber network components, software development services, and billing and customer service support. However, in certain areas such as billing services, voice, and data communications transport services, wireless or fiber network infrastructure equipment, handsets, other devices, back-office processes, and payment processing, there are a limited number of suppliers that can provide adequate support, which decreases our flexibility to switch to alternative third parties. Unexpected termination of our arrangement with any of these suppliers, or difficulties in renewing our commercial arrangements with them, could have a material adverse effect on our business operations.

Our suppliers and third-party technology partners are also subject to their own risks, including, but not limited to, cybersecurity, economic, financial and credit conditions, labor force disruptions, geopolitical tensions, disruptions in global supply chain, natural catastrophic events, such as earthquakes, floods, hurricanes, storms, heatwaves and fires, energy shortages, power outages, equipment failures, terrorist attacks or other hostile acts, and public health crises, such as the COVID-19 pandemic. These events may result in performance below the levels required by their contracts or cause them to suspend, limit, or cease their operations, or terminate or reduce their relationship with us. We could experience severe business disruptions and delays in technology initiatives if critical suppliers or service providers fail to comply with their contracts, if we experience delays or service degradation during any transition to a new outsourcing provider or other supplier, or if we are required to replace the supplied products or services with those from another source, especially if the replacement becomes necessary on short notice. Any such disruptions could have a material adverse effect on our business, financial condition, and operating results.

Further, some of our suppliers may provide services from outside the United States, which carries additional regulatory and legal obligations. We rely on suppliers to provide us with contractual assurances and to disclose accurate information regarding risks associated with their provision of products or services in accordance with our policies and standards, including our Supplier Code of Conduct and our third-party risk management practices. The failure of our suppliers to comply with our expectations and policies could expose us to additional legal and litigation risks and lead to unexpected contract terminations.

Sociopolitical volatility and polarization may adversely affect our business operations and reputation.

The current sociopolitical environment is characterized by deep complexity, volatility, and polarization on various social and political issues. The increasing intersection of technology and politics has led to rapid and unpredictable shifts in public sentiment. Social media and digital platforms have amplified the voices of various stakeholders, creating the potential for swift change in public opinion and stronger reactions to corporate actions. As a company that sells products and services across the nation to millions of customers, these dynamics increase the risk of potential reputational damage, boycotts, and shifts in consumer behavior that could adversely affect our brand, sales, and profitability. Our ability to respond effectively, sensitively, and authentically to the expectations and concerns of our customers, employees, and other stakeholders is key to mitigating these risks. If we are unable to manage these challenges effectively, there may be adverse impacts on our business, reputation, financial condition, and operating results.

Additionally, we are subject to emerging and evolving regulatory requirements and frameworks regarding environmental, social and governance matters, including recently enacted or proposed legislation in jurisdictions such as California. The ultimate scope of these regulations may change as they are finalized, and they may not be uniform across jurisdictions. Meeting these obligations may require significant investments of time, capital, and personnel.

Risks Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our business flexibility and ability to service our debt and could increase our borrowing costs.

We have, and we expect that we will continue to have, a substantial amount of debt. Our substantial level of indebtedness could have the effect of, among other things, reducing our flexibility in responding to changing business, economic, market, and industry conditions and increasing the amount of cash required to service our debt. In addition, this level of indebtedness may also reduce funds available for capital expenditures, any Board-approved share repurchases, dividends, or other activities. Those impacts may put us at a competitive disadvantage relative to other companies with lower debt levels. Further, we may incur substantial additional indebtedness in the future, subject to the restrictions contained in our debt instruments, if any, which could increase the risks associated with our capital structure.

Our ability to service our substantial debt obligations will depend on future performance, which will be affected by business, economic, market, and industry conditions and other factors. There is no guarantee that we will be able to generate sufficient cash flow to service our debt obligations when due. If we are unable to meet such obligations or fail to comply with the financial and other restrictive covenants contained in the agreements governing such debt obligations, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, or make additional borrowings. We may not be able to, at any given time, refinance our debt, sell assets, or make additional borrowings on commercially reasonable terms or at all, which could have a material adverse effect on our business, financial condition, and operating results.

Changes in credit market conditions and other factors could adversely affect our ability to raise debt favorably.

Instability in the global financial markets, inflation, policies of various governmental and regulatory agencies, including changes in monetary policy and interest rates, and other general economic conditions could lead to volatility in the credit and equity markets. This volatility could limit our access to the capital markets, leading to higher borrowing costs or, in some cases, an inability to obtain financing on terms that are acceptable to us or at all. Further, deterioration in our operating performance may lead to a decrease in our credit ratings, which could also impact our ability to access the debt capital markets at rates favorable or acceptable to us.

In addition, any hedging agreements we may enter into to limit our exposure to interest rate increases or foreign currency fluctuations may not offer complete protection from these risks or may be unsuccessful, and consequently may effectively increase the interest rate we pay on our debt or the exchange rate with respect to any debt we may incur in a foreign currency, and any portion not subject to such hedging agreements would have full exposure to interest rate increases or foreign currency fluctuations, as applicable. If any financial institutions that are parties to our hedging agreements were to default on their payment obligations to us, declare bankruptcy or become insolvent, we would be unhedged against the underlying exposures. Any posting of collateral by us under our hedging agreements and the modification or termination of any of our hedging agreements could negatively affect our liquidity or other financial metrics. Any of these risks could have a material adverse effect on our business, financial condition, and operating results.

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

Compliance with the current regulatory framework, including our national security obligations, and any changes in regulations or in the regulatory framework under which we operate could adversely affect our business, financial condition, and operating results.

We are subject to regulatory oversight by various federal, state, and local agencies, as well as judicial review and actions, on issues related to the telecommunications industry that include, but are not limited to, roaming, interconnection, spectrum allocation and licensing, facilities siting, pole attachments, intercarrier compensation, Universal Service Fund (“USF”), 911 services, robocalling/robotexting, consumer protection, consumer privacy, and cybersecurity. We are also subject to regulations in connection with other aspects of our business, including device financing and insurance activities.

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

In addition, we operate under agreements with U.S. government agencies, including a mitigation agreement with the Committee on Foreign Investment in the United States, under which we are required to implement and maintain certain security measures and practices to address national security. Our national security obligations may limit our control over certain U.S. facilities, contracts, personnel, vendor selection, and operations, which could adversely affect our business, financial condition, and operating results. Any failure to fulfill our obligations could result in additional compliance cost, substantial fines, penalties, or other legal and administrative actions, liabilities, and reputational harm.

Laws and regulations relating to the handling of privacy, data protection, and AI may result in increased costs, legal claims, fines, or reputational damage.

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

AI-related laws and regulations continue to remain uncertain and may vary from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape may require us to incur significant additional costs or limit our ability to incorporate certain AI capabilities into our business operations or product offerings. As we integrate AI technologies into our business, we must navigate varying regulations that could impact our operations and product development. Additionally, the use of AI may also raise certain ethical issues or concerns, and while we are focused on developing and implementing AI responsibly, we may be unable to identify or resolve those issues before they arise. Failure to comply with these regulations or prevent AI-related issues or unintended consequences from occurring, could result in fines, penalties, or restrictions on our use of AI, which could adversely affect our business.

Outside of the United States, as a result of our business acquisitions, we are subject to an expanding set of privacy, data protection, and related regulatory requirements in jurisdictions where we conduct operations or process personal data. These laws may apply based on factors such as our establishment or operations in a jurisdiction or data processing activities conducted there. Certain international data protection regimes, including those in the European Union and the United Kingdom, impose specific obligations on the collection, use, sharing, and transfer of personal data. Compliance with these obligations may increase operational complexity and costs, limit our ability to use or transfer data across jurisdictions, or require changes to our products, services, or business practices. Enforcement approaches and penalties vary by jurisdiction and may include significant fines or other sanctions, as well as reputational harm.

Unfavorable outcomes of legal proceedings may adversely affect our business, reputation, financial condition, cash flows, and operating results.

We and our affiliates are involved in various disputes, governmental and/or regulatory inspections, investigations and proceedings, mass arbitrations, and litigation matters. For more information, see “– Contingencies and Litigation – Litigation and Regulatory Matters” in Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

In addition, we, along with equipment manufacturers and other carriers, are subject to current and potential future lawsuits alleging adverse health effects arising from the use of wireless handsets or from wireless transmission equipment such as cell towers. In addition, the FCC has from time to time gathered data regarding wireless device emissions, and its assessment of the risks associated with using wireless devices may evolve based on its findings. The Department of Health and Human Services has indicated that it is undertaking a study on electromagnetic radiation and health research. Any allegations of adverse health effects or changes in risk assessments could result in customers purchasing fewer devices and wireless services, could result in significant legal and regulatory liability, and could have a material adverse effect on our business, reputation, financial condition, cash flows, and operating results.

Such legal proceedings can be complex, costly, and highly disruptive to our business operations by diverting the attention and energy of management and other key personnel. The assessment of the outcome of legal proceedings, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control. The amounts ultimately received or paid upon settlement or pursuant to a final judgment, order, or decree may differ materially from amounts accrued in our financial statements. In addition, litigation or similar proceedings could impose restraints on our current or future manner of doing business. Such potential outcomes including judgments, awards, settlements or orders could have a material adverse effect on our business, reputation, financial condition, cash flows and operating results.

Our business may be adversely impacted if we are not able to protect our intellectual property rights or if we infringe on the intellectual property rights of others.

We rely on a variety of intellectual property assets, including patents, copyrights, trademarks, and domains, to maintain our competitiveness. If we are unable to protect our intellectual property due to factors such as changes in U.S. intellectual property laws, the value of our intellectual property may become impaired, which may adversely impact our business and financial results.

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

Our suppliers and vendors also face and will continue to face, intellectual property litigation related to the technology used in the products, equipment, and services they provide to us. If successful, such litigation against our suppliers and vendors might impact their ability to continue to provide the relevant products, equipment, and services to us.

We offer regulated financial services products. These products expose us to a wide variety of state and federal regulations.

The financing of devices, such as through our EIP, and the offering of co-branded banking products, such as our T-Mobile Money debit card and T-Mobile Visa credit card, impact our regulatory compliance obligations. Failure to remain compliant with applicable regulations may increase our risk exposure in the following areas:

•consumer complaints and potential examinations or enforcement actions by federal and state regulatory agencies, including, but not limited to, the Consumer Financial Protection Bureau, state attorneys general, the FCC, and the FTC; and
•regulatory fines, penalties, enforcement actions, civil litigation, and/or class action lawsuits. Failure to comply with applicable regulations and the realization of any of these risks could have a material adverse effect on our business, financial condition, and operating results.

Our business may be impacted by new or amended tax laws or regulations or administrative interpretations and judicial decisions affecting the scope or application of tax laws or regulations.

We are subject to a wide variety of federal, state, and local taxes, fees, and regulatory charges. Tax laws and regulations are dynamic and subject to change through new legislation and evolving legislative, regulatory, administrative, and judicial interpretations. Changes in tax laws or their interpretation or enforcement could affect our tax rates, tax liabilities, and the carrying value of deferred tax assets or liabilities.

With respect to taxes on our products and services, we calculate, collect, and remit various federal, state, and local taxes, fees, and regulatory charges (“taxes”) to numerous governmental authorities, including sales taxes, Universal Service Fund contributions, common carrier regulatory charges, and public safety fees. Because many of our service plans are tax inclusive, increases in such taxes may adversely impact our business results.

In many cases, the application of existing, newly enacted, or amended tax laws may be uncertain and subject to different interpretations, especially when evaluated against new technologies and telecommunications services, such as broadband internet access and cloud-related services. Legislative changes, administrative interpretations, and judicial decisions affecting the scope or application of tax laws could also impact reported revenue and taxes due on tax inclusive plans. Additionally, failure to comply with any applicable tax laws could subject us to additional taxes, fines, penalties, or other adverse actions.

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

Risks Related to Ownership of Our Common Stock

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain actions and proceedings, which could limit the ability of our stockholders to obtain a judicial forum of their choice for disputes with the Company or its directors, officers, or employees.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or employee of the Company to the Company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, the Certificate of Incorporation or the Company's bylaws, or (iv) any other action asserting a claim arising under, in connection with, and governed by the internal affairs doctrine. This choice of forum provision does not waive our compliance with our obligations under the federal securities laws and the rules and regulations thereunder. Moreover, the provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or by the Securities Act of 1933, as amended.

This choice of forum provision may increase costs to bring a claim, discourage claims, or limit a stockholder's ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with the Company or its directors, officers or employees, which may discourage such lawsuits against the Company and its directors, officers and employees, even though an action, if successful, might benefit our stockholders. Alternatively, if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such matters in other jurisdictions, which could increase our costs of litigation and adversely affect our business and financial condition.

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

In addition, we license certain trademarks from DT, including the right to use the trademark “T-Mobile” as a name for the Company and our flagship brand under a trademark license agreement, as amended, with DT. As described in more detail in our Proxy Statement on Schedule 14A filed with the SEC on April 18, 2025 under the heading “Transactions with Related Persons and Approval,” we are obligated to pay DT a royalty in an amount equal to 0.25% (the “royalty rate”) of the net revenue (as defined in the trademark license) generated by products and services sold by the Company under the licensed trademarks subject to a cap of $80 million per calendar year through December 31, 2028. We and DT are obligated to negotiate a new trademark license when (i) DT has 50% or less of the voting power of the outstanding shares of capital stock of the Company or (ii) any third party owns or controls, directly or indirectly, 50% or more of the voting power of the outstanding shares of capital stock of the Company, or otherwise has the power to direct or cause the direction of the management and policies of the Company. If we and DT fail to agree on a new trademark license, either we or DT may terminate the trademark license and such termination shall be effective, in the case of clause (i) above, on the third anniversary after a notice of termination and, in the case of clause (ii) above, on the second anniversary after a notice of termination. A further increase in the royalty rate or termination of the trademark license could have a material adverse effect on our business, financial condition, and operating results.

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

Any stockholder return program could impact our cash flows, affect the trading price of our common stock, and increase volatility. We cannot guarantee that any stockholder return program will be fully consummated or that it will enhance long-term stockholder value. Our current and future stockholder return programs do not, and will not, obligate the Company to acquire any particular amount of common stock or to declare and pay any particular amount of dividends, and any program may be suspended or discontinued at any time at the Company’s discretion. Any announcement of termination of any program may result in a decrease in the price of our common stock.

Future sales of our common stock by DT and foreign ownership limitations by the FCC could have a negative impact on our stock price and decrease the value of our stock.

We cannot predict the effect, if any, that market sales of shares of our common stock by DT will have on the prevailing trading price of our common stock. Sales of a substantial number of shares of our common stock could cause our stock price to decline.

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

DT has incrementally sold limited amounts of shares of our common stock in the open market. Any additional sale of shares of our common stock by DT (other than in transactions involving the purchase of all of our outstanding shares) could significantly increase the number of shares available in the market, which could cause a decrease in our stock price. In addition, even if DT does not sell a large number of its shares into the market, their rights to transfer a large number of shares into the market could depress our stock price.

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

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our Cybersecurity Approach and Integration

We have implemented processes for overseeing and identifying material risks from cybersecurity threats, and our cybersecurity processes are integrated into the Company’s overall risk management system and processes. As part of management’s oversight of cybersecurity, Mark Clancy, our Senior Vice President, Cybersecurity, presents on our cybersecurity practices to the Nominating, Corporate Governance and Compliance Committee of our Board of Directors (the “NCGC Committee”) and to our full Board of Directors on a periodic basis. Our Chief Audit Executive periodically presents enterprise risks, including cybersecurity risks, to the Audit Committee of our Board of Directors (the “Audit Committee”). Our Chief Compliance Officer regularly attends meetings of the NCGC Committee to provide insights from the compliance perspective relating to cybersecurity.

Cyber risk management is a core component of the Company's governance structure. We utilize the National Institute of Standards and Technology’s Cybersecurity Framework as a guide in cyber risk management to identify, assess, and assist cybersecurity leadership in managing cybersecurity risks. Cyber risk management encompasses partnerships among teams that are responsible for cyber governance, prevention, detection, and remediation activities within the Company’s cybersecurity environment. As part of our cyber risk management efforts, we conduct periodic reviews and collaborate with enterprise-wide risk assessments to assess and manage cybersecurity risks. Our cybersecurity team also provides enterprise-wide cybersecurity training for employees to continuously improve our mitigation against human-driven vulnerabilities.

Our management also conducts a quarterly enterprise-wide risk assessment that considers a wide spectrum of risks facing the Company, including cybersecurity. Through these quarterly risk assessments, management informs the Audit Committee of the cyber risk landscape facing the Company and the Company’s preparedness to manage such risk. The enterprise-wide risk assessment is a top-down risk assessment that leverages the assessments performed by cyber risk management.

Engagement with External Experts

The Company engages top-tier external cybersecurity firms, as needed, leveraging their expertise as part of our ongoing effort to evaluate and enhance our cybersecurity program. They help with cyber defense capabilities (including staff enhancement of certain functions) and transformation to mitigate associated threats, reduce risk, enhance our cybersecurity posture, and meet the Company's evolving needs.

Oversight of Third-Party Service Providers

Our third-party risk management program includes processes for identifying and managing material cybersecurity risks arising from third-party providers. Our third-party risk management program actively engages with the enterprise-wide risk assessment process and partners with cyber risk management to report relevant risks to the NCGC Committee, the Audit Committee and our internal Enterprise Risk & Compliance Committee. Our third-party risk management program includes cybersecurity as an aspect of its risk assessment of third parties with the objective that key risks are identified and addressed. Moreover, the program also considers risks associated with certain fourth parties, entities that are partners or subcontractors of our direct third-party vendors, through assessments carried out by our third-party service providers.

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

We have not identified other known risks from previous cybersecurity threats that have materially affected or are reasonably likely to materially affect us. However, we face ongoing risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect business strategy, financial condition or operating results. See “Risk Factors – We have experienced cyberattacks and could in the future be further harmed by disruption, data loss or other security breaches, whether directly or indirectly through third parties whose products and services we rely on in operating our business.”

Governance

Disclosure of Management’s Responsibilities

Chief Information Officer

The Chief Information Officer is responsible for overseeing the Company’s information technology systems, digital capabilities, and cybersecurity practices. Mark Clancy, our Senior Vice President, Cybersecurity, under the direction of the Chief Information Officer, is responsible for overseeing the cybersecurity organization and promoting a security-centric culture throughout our business and operational functions. The Senior Vice President, Cybersecurity, is at the forefront of enhancing our cybersecurity framework and strengthening the overall cybersecurity program. This involves upgrading tools and capabilities, which are part of a broader, multi-year strategy to continue to enhance security measures. The Senior Vice President, Cybersecurity, oversees the cyber risk management function, which identifies cybersecurity threats, assesses cybersecurity risks and supports the Chief Information Officer and the Company in managing such risks.

As the Company’s Chief Information Officer, Jeff Simon has extensive experience in risk management and information security, including serving as the Chief Information Security Officer at Fidelity National Information Services, Inc. Mr. Simon received his Master of Science in Computer Science, Software Engineering & Artificial Intelligence from the Johns Hopkins Whiting School of Engineering and Bachelor of Science in Business Administration and Applied Economics from Marquette University. Mr. Simon is a Certified Information Systems Security Professional.

As the Company’s Senior Vice President, Cybersecurity, Mark Clancy has over 25 years of experience in information technology, information security, and cybersecurity, including serving as the Chief Information and Security Officer and Vice President of Cybersecurity and Fraud at Sprint Corporation. Mr. Clancy received his Bachelor of Science in Electrical and Electronics Engineering from Drexel University.

Enterprise Risk & Compliance Committee

Our Enterprise Risk & Compliance Committee is comprised of a collective of senior management representatives and subject matter experts from across the Company. The Enterprise Risk & Compliance Committee is chaired by the Chief Financial Officer of the Company, with the Chief Legal Officer and General Counsel as the co-chair and comprises core members including the Chief Information Officer, while the Senior Vice President, Cybersecurity, serves in an advisory capacity. The purpose of the Enterprise Risk & Compliance Committee is to oversee and govern the Company’s risk management, environmental, social, corporate governance, cybersecurity, and operational compliance activities, as well as provide a means of bringing risk issues to the attention of management. Specific to cybersecurity, the Chief Information Officer and the Senior Vice President, Cybersecurity, have the expertise to provide insights into the nature of cyber threats, the Company’s readiness, and actions taken to mitigate such risks.

Disclosure of the Board’s Roles and Responsibilities

Our Board of Directors oversees risks from cybersecurity threats using a multi-faceted approach that involves the NCGC Committee and Audit Committee and various executive roles. Additionally, our Chief Information Officer and Senior Vice President, Cybersecurity, report on cybersecurity to the full Board.

Nominating, Corporate Governance and Compliance Committee

The NCGC Committee oversees risks associated with data privacy and information security, which encompasses cybersecurity. Our Senior Vice President, Cybersecurity, and Chief Compliance Officer, among other executives, provide periodic reports to the NCGC Committee and also meet with the NCGC Committee to discuss any material events when they arise. The periodic reports are designed to keep the NCGC Committee abreast of the Company’s cybersecurity practices, risks and trends in cybersecurity threats. The NCGC Committee also has discussions with management focused on evaluating the Company’s exposure to cybersecurity risks and cybersecurity practices in place to mitigate such risks. These discussions enable the NCGC Committee to be informed of the steps management is taking to detect, monitor and manage cybersecurity risks. These reports to the NCGC Committee typically include information on any significant incidents that have occurred, how they were managed, and any changes to the risk profile of the Company. The NCGC Committee seeks updates to facilitate proactive governance and to allow the NCGC Committee to address emerging cybersecurity issues with management.

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

Item 2. Properties

Our properties are best described on a collective basis, as no individual property is material. Our property and equipment consists of the following:

(percent of gross property and equipment)	December 31, 2025	December 31, 2024
Wireless communications systems	71%	71%
Land, buildings and building equipment	5%	5%
Data processing equipment and other	24%	24%
Total	100%	100%

Wireless communications systems primarily consist of assets used to operate our wireless network and information technology data centers, including switching equipment, radio frequency equipment, tower assets, 5G broadband gateways, construction in progress and leasehold improvements related to the wireless network and asset retirement costs.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TMUS.” We are included within the S&P 500 in the Wireless Telecommunication Services GICS (Global Industry Classification Standard) Sub-Industry index. As of February 6, 2026, there were 13,410 registered stockholders of record of our common stock, but we estimate the total number of stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

During the year ended December 31, 2025, we declared and paid cash dividends totaling $3.66 per share, as part of our 2025 Stockholder Return Program (as defined below). Additionally, on December 4, 2025, our Board of Directors declared a quarterly cash dividend of $1.02 per share on our issued and outstanding common stock, which will be paid on March 12, 2026, to stockholders of record as of the close of business on February 27, 2026, as part of our 2026 Stockholder Return Program (as defined below).

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended December 31, 2025:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
October 1, 2025 - October 31, 2025	1,246,978	$215.24	1,246,978	$3,340
November 1, 2025 - November 30, 2025	5,218,414	209.36	5,218,414	2,248
December 1, 2025 - December 31, 2025	5,453,744	201.51	5,453,744	14,614
Total	11,919,136		11,919,136
(1)    On December 13, 2024, we announced that our Board of Directors authorized a stockholder return program for up to an additional $14.0 billion through December 31, 2025 (the “2025 Stockholder Return Program”). On December 11, 2025, we announced that our Board of Directors authorized a stockholder return program for up to an additional $14.6 billion that will run through December 31, 2026 (the “2026 Stockholder Return Program”). The amounts presented represent the remaining dollar amount authorized for purchase under the 2025 Stockholder Return Program and 2026 Stockholder Return Program, as applicable, as of the end of the period, which has been reduced by the amount of any cash dividends declared and paid by the Company.

See Note 15 - Stockholder Return Programs of the Notes to the Consolidated Financial Statements for more information about our 2025 Stockholder Return Program and 2026 Stockholder Return Program.

Performance Graph

The graph below compares the five-year cumulative total returns of T-Mobile, the S&P 500 index, the NASDAQ Composite index and the Dow Jones US Mobile Telecommunications TSM index. The graph tracks the performance of a $100 investment, with the reinvestment of all dividends, from December 31, 2020 to December 31, 2025.

The five-year cumulative total returns of T-Mobile, the S&P 500 index, the NASDAQ Composite index and the Dow Jones US Mobile Telecommunications TSM index, as illustrated in the graph above, are as follows:

	At December 31,
(in dollars)	2020	2021	2022	2023	2024	2025
T-Mobile US, Inc.	$100.00	$86.01	$103.82	$119.41	$166.80	$155.79
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
Dow Jones US Mobile Telecommunications TSM	100.00	91.37	82.48	88.64	108.82	112.06

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

Our MD&A is provided as a supplement to, and should be read together with, our audited consolidated financial statements as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, included in Part II, Item 8 of this Form 10-K. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

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

On May 23, 2025, we launched exchange offers (the “Exchange Offers”) for any and all of certain outstanding senior notes of UScellular for new notes of T-Mobile with the same interest rate, interest payment dates, maturity dates and redemption terms as each corresponding series of senior notes of UScellular. In conjunction with the Exchange Offers, we also solicited consents for each series of the outstanding senior notes of UScellular to effect a number of amendments to the applicable indenture under which each such series of notes were issued and are governed (the “Consent Solicitations”). The consummation of the Exchange Offers and Consent Solicitations were subject to the closing of the UScellular Acquisition (as defined below), which occurred on August 1, 2025.

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

The UScellular Wireless Business offers a comprehensive range of wireless communications products and services. As a combined company, we expect to increase competition in the telecommunications industry, achieve synergies and enhance our rural 5G coverage with our combined network footprint. Following the closing of the transactions, UScellular and the Iowa Entities will retain ownership of their other spectrum licenses, as well as their towers.

On August 1, 2025, upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals (the “UScellular Acquisition Date”), we completed the acquisition of the UScellular Wireless Business, and as a result, the UScellular Wireless Business became wholly owned by T-Mobile. In exchange, on the UScellular Acquisition Date, we transferred cash of $2.8 billion. Additionally, the closing of the UScellular Acquisition obligated us to execute the Exchange Offers. On August 5, 2025, we executed the Exchange Offers of certain senior notes of UScellular with an aggregate outstanding principal balance of $1.7 billion for T-Mobile notes with the same interest rate, interest payment dates, maturity dates and redemption terms as each corresponding series of senior notes of UScellular.

For more information regarding the UScellular Acquisition, see Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements.

UScellular Merger-Related Costs

Merger-related costs associated with the UScellular Acquisition to date include:

•Integration costs to achieve efficiencies in network, retail, information technology and back office operations and migrate customers to the T-Mobile network and billing systems;
•Restructuring costs, including contract terminations, severance and network decommissioning; and
•Transaction costs, including legal and professional services related to the completion of the UScellular Acquisition.

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

UScellular merger-related costs are presented below:

(in millions)	Year Ended December 31,		Change
	2025	2024	$	%
UScellular merger-related costs
Cost of services, exclusive of depreciation and amortization	$31	$—	$31	NM
Cost of equipment sales, exclusive of depreciation and amortization	10	—	10	NM
Selling, general and administrative	222	26	196	754%
Total UScellular merger-related costs	$263	$26	$237	912%

Net cash payments for UScellular merger-related costs	$139	$22	$117	532%
NM - Not meaningful

Anticipated Impacts

As a result of our UScellular Acquisition restructuring and integration activities, we expect to realize cost efficiencies by eliminating redundancies within our combined network as well as other business processes and operations. Upon completion of these activities, we expect to achieve total annual run rate cost synergies of $1.2 billion, consisting of $950 million in operating expenses and $250 million in capital expenditures, with costs to achieve expected to be approximately $2.6 billion.

Our restructuring and integration activities associated with the UScellular Acquisition are expected to occur over the next two years with substantially all costs incurred and associated cash payments made by the end of fiscal year 2027. We are evaluating additional restructuring initiatives associated with the UScellular Acquisition, which are dependent on consultations and negotiations with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the costs and related payments.

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

Prior to the Ka’ena Acquisition, Ka’ena was a wholesale partner of the Company for which we recognized service revenues within Wholesale and other service revenues. Upon the closing of the Ka’ena Acquisition, this relationship was effectively terminated, and the Company acquired Ka’ena’s prepaid customer relationships and began to recognize service revenues associated with these customers within Prepaid revenues and operating expenses primarily within Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income subsequent to the Ka’ena Acquisition Date.

For more information regarding the Ka’ena Acquisition, see Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements.

Sprint Merger-Related Costs

Sprint Merger-related costs generally include:

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

Sprint Merger-related costs have been excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A. Net cash payments for Sprint Merger-related costs, including payments related to our restructuring plan, are included in Net cash provided by operating activities on our Consolidated Statements of Cash Flows and our calculation of Adjusted Free Cash Flow.

During the year ended December 31, 2024, we recognized a gain for the $100 million extension fee previously paid by DISH associated with the DISH License Purchase Agreement (as defined in Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements) as a reduction to Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income. The gain was presented as a reduction in Merger-related costs and excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA. See Note 7 –

Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements for more information.

As of June 30, 2024, we have incurred substantially all restructuring and integration costs associated with the Sprint Merger and, accordingly, no longer separately disclose Sprint Merger-related costs. The cash payments for the Sprint Merger-related costs incurred extend beyond 2025 and primarily relate to operating leases for which we have recognized accelerated lease expense.

Sprint Merger-related costs are presented below:

(in millions)	Year Ended December 31,			2025 Versus 2024		2024 Versus 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Sprint Merger-related costs
Cost of services, exclusive of depreciation and amortization	$—	$180	$652	$(180)	(100)%	$(472)	(72)%
Cost of equipment sales, exclusive of depreciation and amortization	—	—	(12)	0	NM	12	(100)%
Selling, general and administrative	—	(59)	394	59	(100)%	(453)	(115)%
Total Sprint Merger-related costs	$—	$121	$1,034	$(121)	(100)%	$(913)	(88)%

Net cash payments for Sprint Merger-related costs	$219	$767	$1,973	$(548)	(71)%	$(1,206)	(61)%
NM - Not meaningful

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

We account for the Lumos and Metronet joint ventures under the equity method of accounting with our proportionate share of earnings (losses) presented within Other (expense) income, net on our Consolidated Statements of Comprehensive Income. We recognize revenues for fiber customers and the related wholesale costs paid to the joint ventures for network access within Postpaid revenues and Cost of services, respectively, on our Consolidated Statements of Comprehensive Income.

The joint ventures will focus on market identification and selection, build plans, network engineering and design, network deployment and customer installation, with us owning customer relationships and selling fiber service under the T-Mobile brand.

For more information regarding the Lumos and Metronet joint ventures, see Note 3 – Joint Ventures of the Notes to the Consolidated Financial Statements.

Network Restructuring Initiative

Recent technological advancements have enhanced our Customer-Driven Coverage insights, enabling us to identify, assess and shut down low customer value sites. In the fourth quarter of 2025, we began implementing restructuring initiatives to identify and realize these cost savings on our network, excluding activities associated with the UScellular Acquisition (the “Network Restructuring Initiative”). The major activities associated with the Network Restructuring Initiative include the rationalization of network and backhaul services and the decommissioning of cell sites and distributed antenna systems to reduce our overall network cost. Our Network Restructuring Initiative also includes the termination of certain of our operating leases for cell sites and switch sites.

Network Restructuring Initiative costs are presented below:

Year Ended December 31, 2025
(in millions)
Network Restructuring Initiative
Cost of services, exclusive of depreciation and amortization	$93
Depreciation and amortization	97
Total Network Restructuring Initiative costs	$190

Our Network Restructuring Initiative is expected to occur over the next two years with a majority of costs incurred by the end of fiscal year 2026. We currently expect to incur between $500 million and $800 million of costs associated with the Network Restructuring Initiative.

We are evaluating additional restructuring activities associated with the Network Restructuring Initiative, which are dependent on consultations and negotiations with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments.

See Note 19 – Restructuring Costs of the Notes to the Consolidated Financial Statements for more information.

2025 Workforce Transformation

In the fourth quarter of 2025, we began implementing a restructuring initiative to streamline operations by centralizing leaders and teams, reducing organizational layers, and eliminating duplicative roles (the “2025 Workforce Transformation”). We intend to reinvest the expected cost savings from the 2025 Workforce Transformation into the business, including into our digital transformation initiatives.

During the year ended December 31, 2025, we recorded a pre-tax charge of $390 million, related to the 2025 Workforce Transformation, which is included in Cost of services and Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income. We have incurred a majority of the costs associated with our 2025 Workforce Transformation initiative, with the remaining costs of approximately $150 million expected to be substantially incurred by the end of the first quarter of 2026. We expect substantially all associated employee separations and related cash outflows to occur in 2026.

See Note 19 – Restructuring Costs of the Notes to the Consolidated Financial Statements for more information.

2023 Workforce Reduction

In August 2023, we implemented an initiative to reduce the size of our workforce by approximately 5,000 positions, just under 7% of our total employee base, primarily in corporate and back-office functions, and some technology roles.

During the year ended December 31, 2023, we recorded a pre-tax charge of $462 million, related to the 2023 Workforce Transformation, which is included in Cost of services and Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

See Note 19 – Restructuring Costs of the Notes to the Consolidated Financial Statements for more information.

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the “OBBBA”) into law. The OBBBA includes numerous changes to existing tax law, including provisions providing current deductibility of certain property additions, limitations on interest deductions based on a tax EBITDA framework, and current deductibility of domestic research and development costs. These provisions were generally effective beginning in 2025 and did not have a material impact on our income tax payments or effective tax rate for the year ended December 31, 2025. We currently anticipate they will partially defer our income tax payments and will not have a material impact on our effective tax rate in future years. Management continues to review the OBBBA tax provisions to assess impacts to our consolidated financial statements.

Revenue Trends

In 2026, we expect Postpaid service revenues to continue to grow, primarily due to continued postpaid account and customer growth as well as postpaid Average Revenue per Account (“ARPA”) growth driven by the execution of our strategy to continuously deepen our account relationships, including growth in broadband. We expect Wholesale and other service revenues to remain relatively flat to slightly up, primarily from an increase in advertising revenues, offset by lower MVNO revenues, including lower EchoStar and TracFone MVNO revenues.

Operating Expense Trends

In 2026, we expect Total operating expenses to increase, primarily driven by higher Depreciation and amortization from assets placed into service associated with our continued build-out of our nationwide 5G network, as well as higher Cost of equipment sales, driven by higher expected unit sales from a growing customer base and higher Cost of services and Selling, general and administrative expenses, including from the result of our recently closed UScellular Acquisition.

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

To date, price inflation has not had a significant impact on our operations as we have fixed rates established through long-term contracts for many of our most significant costs, including for many of our tower agreements and backhaul contracts. Similarly, our exposure to the impact of fluctuating interest rates is limited, primarily to any new debt issuances or draws on our Revolving Credit Facility (as defined below), as interest is paid on our Senior Notes at a fixed rate. We continue to monitor the impact of these trends on the payment performance of our customers.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Year Ended December 31,			2025 Versus 2024		2024 Versus 2023
(in millions)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Revenues
Postpaid revenues	$57,932	$52,340	$48,692	$5,592	11%	$3,648	7%
Prepaid revenues	10,497	10,399	9,767	98	1%	632	6%
Wholesale and other service revenues	2,877	3,439	4,782	(562)	(16)%	(1,343)	(28)%
Total service revenues	71,306	66,178	63,241	5,128	8%	2,937	5%
Equipment revenues	15,972	14,263	14,138	1,709	12%	125	1%
Other revenues	1,031	959	1,179	72	8%	(220)	(19)%
Total revenues	88,309	81,400	78,558	6,909	8%	2,842	4%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	11,497	10,771	11,655	726	7%	(884)	(8)%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	21,277	18,882	18,533	2,395	13%	349	2%
Selling, general and administrative	23,470	20,818	21,311	2,652	13%	(493)	(2)%
Impairment expense	278	—	—	278	NM	—	NM
Gain on disposal group held for sale	—	—	(25)	—	NM	25	(100)%
Depreciation and amortization	13,508	12,919	12,818	589	5%	101	1%
Total operating expenses	70,030	63,390	64,292	6,640	10%	(902)	(1)%
Operating income	18,279	18,010	14,266	269	1%	3,744	26%
Other expense, net
Interest expense, net	(3,774)	(3,411)	(3,335)	(363)	11%	(76)	2%
Other (expense) income, net	(224)	113	68	(337)	(298)%	45	66%
Total other expense, net	(3,998)	(3,298)	(3,267)	(700)	21%	(31)	1%
Income before income taxes	14,281	14,712	10,999	(431)	(3)%	3,713	34%
Income tax expense	(3,289)	(3,373)	(2,682)	84	(2)%	(691)	26%
Net income	$10,992	$11,339	$8,317	$(347)	(3)%	$3,022	36%

Statement of Cash Flows Data
Net cash provided by operating activities	$27,950	$22,293	$18,559	$5,657	25%	$3,734	20%
Net cash used in investing activities	(17,607)	(9,072)	(5,829)	(8,535)	94%	(3,243)	56%
Net cash used in financing activities	(10,081)	(12,815)	(12,097)	2,734	(21)%	(718)	6%
Non-GAAP Financial Measures
Adjusted EBITDA	$33,937	$31,864	$29,428	$2,073	7%	$2,436	8%
Core Adjusted EBITDA	33,924	31,771	29,116	2,153	7%	2,655	9%
Adjusted Free Cash Flow	17,995	17,032	13,586	963	6%	3,446	25%
NM - Not meaningful

The following discussion and analysis is for the year ended December 31, 2025, compared to the same period in 2024, unless otherwise stated. For a discussion and analysis of the year ended December 31, 2024, compared to the same period in 2023, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on January 31, 2025.

Total revenues increased $6.9 billion, or 8%. The components of these changes are discussed below.

Postpaid revenues increased $5.6 billion, or 11%, primarily from:

•Higher average postpaid accounts, including following the acquisitions of UScellular, Metronet and Lumos; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues increased $98 million, or 1%, primarily from:

•Higher average prepaid customers, primarily from the prepaid customers acquired through the Ka’ena Acquisition; partially offset by
•Lower prepaid ARPU. See “Prepaid ARPU” in the “Performance Measures” section of this MD&A.

Wholesale and other service revenues decreased $562 million, or 16%, primarily from:

•Lower MVNO revenues, including lower EchoStar and TracFone MVNO revenues and the impact from the Ka’ena Acquisition; and
•Lower Affordable Connectivity Program revenues; partially offset by
•Higher advertising revenues, primarily from the acquisitions of Vistar and Blis.

Equipment revenues increased $1.7 billion, or 12%, primarily from:

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

Other revenues were essentially flat.

Total operating expenses increased $6.6 billion, or 10%. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $726 million, or 7% primarily from:

•Higher costs following the acquisition of the UScellular Wireless Business;
•Wholesale network access costs and amortization of customer installation fees paid to Metronet and Lumos;
•$111 million of severance and related costs associated with the 2025 Workforce Transformation;
•Higher third-party costs primarily due to higher subscribers and the launch of T-Satellite; and
•Network Restructuring Initiative costs.

Cost of equipment sales, exclusive of depreciation and amortization, increased $2.4 billion, or 13%, primarily from:

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

Selling, general and administrative expenses increased $2.7 billion, or 13%, primarily from:

•Higher personnel-related costs, including payroll and benefits;
•Higher advertising expenses;
•Higher costs following the UScellular Acquisition, including merger-related costs;
•Prior year recognition of $202 million of gains associated with the closing of certain spectrum exchange transactions, $105 million of legal-related insurance recoveries and a $100 million gain for the extension fee previously paid by DISH associated with the license purchase agreement for 800 MHz spectrum licenses, which was not purchased;
•$279 million of severance and related costs associated with the 2025 Workforce Transformation; and
•Higher bad debt expense driven by higher customers and device sales, including following the UScellular Acquisition; partially offset by
•A $151 million gain recognized in the current year related to the completed sale of a portion of our 3.45 GHz spectrum licenses.

Impairment expense was $278 million for the year ended December 31, 2025, due to the impairment of capitalized software development costs related to our billing system. See Note 6 – Property and Equipment of the Notes to the Consolidated Financial Statements for additional information.

Depreciation and amortization increased $589 million, or 5%, primarily from:

•Higher depreciation expense from assets acquired in the UScellular Acquisition and the continued build-out of our nationwide 5G network;
•Higher amortization of capitalized software driven by increased in-service software related to our ongoing digital transformation initiatives; and
•Higher amortization from intangible assets acquired through our acquisitions in the current year; partially offset by
•The acceleration of depreciation for certain technology assets in the prior year.

Operating income, the components of which are discussed above, increased $269 million, or 1%.

Interest expense, net increased $363 million, or 11%, primarily from higher interest expense due to higher average debt outstanding and a higher average effective interest rate.

Other (expense) income, net changed $337 million, from other net income of $113 million for the year ended December 31, 2024, to other net expense of $224 million for the year ended December 31, 2025, primarily from:

•Our proportionate share of losses from the Lumos and Metronet joint ventures recognized during the current year; and
•Prior year recognition of an $80 million gain, associated with the partial settlement of the Sprint Retirement Pension Plan retiree obligations. See Note 13 – Employee Compensation and Benefit Plans of the Notes to the Consolidated Financial Statements for additional information.

Income before income taxes, the components of which are discussed above, was $14.3 billion and $14.7 billion for the years ended December 31, 2025 and 2024, respectively.

Income tax expense decreased $84 million, or 2%, primarily from:

•Lower income before income taxes; and
•An increase in excess tax benefits related to the vesting of restricted stock awards; partially offset by
•Net tax benefits recognized in the prior year from adjustments to certain tax reserves.

Our effective tax rate was 23.0% and 22.9% for the years ended December 31, 2025 and 2024, respectively.

Net income, the components of which are discussed above, was $11.0 billion and $11.3 billion for the years ended December 31, 2025 and 2024, respectively. Net income for the year ended December 31, 2025 included:

•Severance and related costs associated with the 2025 Workforce Transformation of $293 million, net of tax; and
•Impairment expense related to certain capitalized software development costs related to our billing system of $208 million, net of tax.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	December 31, 2025	December 31, 2024
Current assets	$22,347	$16,741
Noncurrent assets	179,075	179,335
Current liabilities	22,526	18,279
Noncurrent liabilities	132,327	122,934
Due to non-guarantors	1,469	1,507
Due to related parties	2,174	2,098

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. is presented in the table below:

(in millions)	Year Ended December 31, 2025	Year Ended December 31, 2024
Total revenues	$85,455	$78,996
Operating income	15,080	14,463
Net income	8,620	8,360
Revenue from non-guarantors	2,691	2,619
Operating expenses to non-guarantors	2,493	2,481
Other income (expense) to non-guarantors	12	(116)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	December 31, 2025	December 31, 2024
Current assets	$12,459	$10,970
Noncurrent assets	17,604	14,734
Current liabilities	16,354	12,683
Noncurrent liabilities	101,281	96,145
Due to non-guarantors (1)	17,339	21,371
Due to related parties	2,174	2,098
(1)     The decrease in Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the year ended December 31, 2025.

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint is presented in the table below:

(in millions)	Year Ended December 31, 2025	Year Ended December 31, 2024
Total revenues	$839	$330
Operating loss	(4,437)	(3,628)
Net loss	(8,958)	(8,101)
Other expense, net, to non-guarantors	(444)	(584)

The summarized balance sheet information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	December 31, 2025	December 31, 2024
Current assets	$12,459	$10,970
Noncurrent assets	17,604	14,734
Current liabilities	16,426	12,756
Noncurrent liabilities	97,390	92,278
Due to non-guarantors (1)	8,371	12,318
Due to related parties	2,174	2,098
(1)     The decrease in Due to non-guarantors was primarily driven by the impact of certain intercompany settlements during the year ended December 31, 2025.

The summarized results of operations information for the consolidated obligor group of debt issued by Sprint Capital Corporation is presented in the table below:

(in millions)	Year Ended December 31, 2025	Year Ended December 31, 2024
Total revenues	$839	$330
Operating loss	(4,437)	(3,628)
Net loss	(8,935)	(8,041)
Other expense, net, to non-guarantors	(164)	(257)

Performance Measures

In managing our business and assessing financial performance, we supplement the information provided by our consolidated financial statements with other operating or statistical data and non-GAAP financial measures. These operating and financial measures are utilized by our management to evaluate our operating performance and, in certain cases, our ability to meet liquidity requirements. Although companies in the telecommunications industry may not define each of these measures in precisely the same way, we believe that these measures facilitate comparisons with other companies in the industry on key operating and financial measures.

Starting with the three months ending March 31, 2026, we will shift away from reporting total customers, including total postpaid, postpaid phone, prepaid, and broadband customers, to better align with the Company’s long-held priority on growing high-value accounts, which management believes is the best reflection of value creation versus customers. Correspondingly, with this shift, we will no longer report postpaid phone ARPU and prepaid ARPU.

Postpaid Accounts

A postpaid account is generally defined as a billing account number that generates revenue. Postpaid accounts generally consist of customers that are qualified for postpaid service utilizing phones, 5G broadband gateways, fiber connections, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and IoT), where they generally pay after receiving service.

The following table sets forth the number of ending postpaid accounts:

	As of December 31,			2025 Versus 2024		2024 Versus 2023
(in thousands)	2025	2024	2023	# Change	% Change	# Change	% Change
Postpaid accounts (1) (2) (3)	34,240	30,894	29,797	3,346	11%	1,097	4%
(1)    In the third quarter of 2025, we acquired 1,448,000 postpaid accounts through the UScellular Acquisition, which includes the impact of certain base adjustments to align the policies of UScellular and T-Mobile.
(2)    In the third quarter of 2025, we acquired 633,000 postpaid accounts from Metronet and other acquisitions.
(3)    In the second quarter of 2025, we acquired 85,000 postpaid accounts from Lumos.

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Year Ended December 31,			2025 Versus 2024		2024 Versus 2023
(in thousands)	2025	2024	2023	# Change	% Change	# Change	% Change
Postpaid net account additions	1,180	1,097	1,271	83	8%	(174)	(14)%

Postpaid net account additions increased 83,000, or 8%, for the year ended December 31, 2025, primarily from:

•Higher gross account additions, including fiber account additions following the acquisitions of Metronet and Lumos; partially offset by
•Higher account deactivations, including the impact from a growing account base; and
•The temporary impact of current year rate plan optimizations.

Customers

A customer is generally defined as a SIM number with a unique T-Mobile identifier that is associated with an account that generates revenue. Customers are qualified either for postpaid service utilizing phones, 5G broadband gateways, fiber connections, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and IoT), where they generally pay after receiving service, or prepaid service, where they generally pay in advance of receiving service.

The following table sets forth the number of ending customers:

	As of December 31,			2025 Versus 2024		2024 Versus 2023
(in thousands)	2025	2024	2023	# Change	% Change	# Change	% Change
Customers, end of period
Postpaid phone customers (1)	85,594	79,013	75,936	6,581	8%	3,077	4%
Postpaid other customers (1) (2) (3)	30,851	25,105	22,116	5,746	23%	2,989	14%
Total postpaid customers	116,445	104,118	98,052	12,327	12%	6,066	6%
Prepaid customers (1) (4)	25,943	25,410	21,648	533	2%	3,762	17%
Total customers	142,388	129,528	119,700	12,860	10%	9,828	8%
Adjustments to customers (1) (2) (3) (4) (5)	4,878	3,504	170	1,374	39%	3,334	NM
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
(5)In the fourth quarter of 2023, we recognized a base adjustment to increase postpaid phone customers by 20,000 and increase postpaid other customers by 150,000 due to fewer customers than expected whose service was deactivated as a result of the network shutdowns.
NM - Not meaningful

5G broadband customers included in Postpaid other customers were 7,602,000 and 5,742,000 as of December 31, 2025 and 2024, respectively. 5G broadband customers included in Prepaid customers were 848,000 and 688,000 as of December 31, 2025 and 2024, respectively. Fiber customers included in Postpaid other customers were 997,000 as of December 31, 2025.

Net Customer Additions

The following table sets forth the number of net customer additions:

	Year Ended December 31,			2025 Versus 2024		2024 Versus 2023
(in thousands)	2025	2024	2023	# Change	% Change	# Change	% Change
Net customer additions
Postpaid phone customers	3,294	3,077	3,082	217	7%	(5)	—%
Postpaid other customers	4,504	2,989	2,568	1,515	51%	421	16%
Total postpaid customers	7,798	6,066	5,650	1,732	29%	416	7%
Prepaid customers	184	258	282	(74)	(29)%	(24)	(9)%
Total net customer additions	7,982	6,324	5,932	1,658	26%	392	7%
Adjustments to customers (1) (2) (3) (4) (5)	4,878	3,504	170	1,374	39%	3,334	NM
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
(5)In the fourth quarter of 2023, we recognized a base adjustment to increase postpaid phone customers by 20,000 and increase postpaid other customers by 150,000 due to fewer customers than expected whose service was deactivated as a result of the network shutdowns.
NM - Not meaningful

Total net customer additions increased 1,658,000, or 26%, primarily from:

•Higher postpaid other net customer additions, primarily due to
•Higher net additions from mobile internet devices, including success from business customers and higher prior year deactivations of lower ARPU mobile internet devices in the educational sector activated during the COVID-19 pandemic and no longer needed;
•Higher broadband net additions; and
•Higher net additions from other connected devices; partially offset by
•Lower net additions from wearables; and

•Higher postpaid phone net customer additions, primarily from higher gross additions, partially offset by higher churn and increased deactivations from a growing customer base; partially offset by
•Lower prepaid net customer additions, primarily from increased deactivations from a growing customer base, primarily due to the Ka’ena Acquisition, and higher prepaid to postpaid migrations, partially offset by higher gross additions.
•5G broadband net customer additions included in postpaid other net customer additions were 1,719,000 and 1,454,000 for the years ended December 31, 2025 and 2024, respectively. 5G broadband net customer additions included in prepaid net customer additions were 160,000 and 200,000 for the years ended December 31, 2025 and 2024, respectively.
•Fiber net customer additions included in postpaid other net customer additions were 136,000 for the year ended December 31, 2025.

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

The following table sets forth the churn:

	Year Ended December 31,			Bps Change 2025 Versus 2024	Bps Change 2024 Versus 2023
	2025	2024	2023
Postpaid phone churn	0.93%	0.86%	0.87%	7 bps	-1 bps
Prepaid churn	2.72%	2.73%	2.76%	-1 bps	-3 bps

Postpaid phone churn increased 7 basis points, primarily due to higher industry switching and from the temporary impact of current year rate plan optimizations. Prepaid churn decreased slightly.

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

The following table sets forth our operating measure ARPA:

(in dollars)	Year Ended December 31,			2025 Versus 2024		2024 Versus 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Postpaid ARPA	$148.97	$143.85	$139.27	$5.12	4%	$4.58	3%

Postpaid ARPA increased $5.12, or 4%, primarily from:

•The positive impact from rate plan optimizations and higher fee revenue, including from the adoption of new tax and fee exclusive plans;
•An increase in customers per account, including from the continued adoption of 5G broadband and continued growth of T-Mobile for Business customers, partially offset by fiber and UScellular accounts with fewer customers per account; and
•Higher premium services, primarily high-end rate plans, net of contra revenues for content included in such plans, and discounts for specific affinity groups, such as 55+, military and first responders; partially offset by
•Increased promotional activity, including the success of bundled offerings.

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

The following table sets forth our operating measure ARPU:

(in dollars)	Year Ended December 31,			2025 Versus 2024		2024 Versus 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Postpaid phone ARPU	$50.37	$49.35	$48.83	$1.02	2%	$0.52	1%
Prepaid ARPU	34.14	36.06	37.92	(1.92)	(5)%	(1.86)	(5)%

Postpaid Phone ARPU

Postpaid phone ARPU increased $1.02, or 2%, primarily from:

•The positive impact from rate plan optimizations and higher fee revenue, including from the adoption of new tax and fee exclusive plans;
•Higher premium services, primarily high-end rate plans, net of contra revenues for content included in such plans, and discounts for specific affinity groups, such as 55+, military and first responders; partially offset by continued growth in T-Mobile for Business customers with lower ARPU given larger account sizes; and
•The impact of customers acquired in the UScellular Acquisition, which have slightly higher ARPU; partially offset by
•Increased promotional activity, including the success of bundled offerings.

Prepaid ARPU

Prepaid ARPU decreased $1.92, or 5%, primarily from the inclusion of lower ARPU prepaid customers associated with the Ka’ena Acquisition and dilution from promotional activity and rate plan mix.

Adjusted EBITDA and Core Adjusted EBITDA

Adjusted EBITDA represents earnings before Interest expense, net of Interest income, Income tax expense, Depreciation and amortization, stock-based compensation and certain expenses, gains and losses, which are not reflective of our ongoing operating performance (“Special Items”). Special Items include Sprint Merger-related costs and UScellular merger-related costs (collectively, “Merger-related costs”), costs associated with our Network Restructuring Initiative, certain legal-related expenses and recoveries, Impairment expense, restructuring costs not directly attributable to the Sprint Merger or UScellular Acquisition (including severance), and other non-core gains and losses. Core Adjusted EBITDA represents Adjusted EBITDA less device lease revenues. Adjusted EBITDA margin represents Adjusted EBITDA divided by Service revenues. Core Adjusted EBITDA margin represents Core Adjusted EBITDA divided by Service revenues.

Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin are non-GAAP financial measures utilized by our management, including our chief operating decision maker, to monitor the financial performance of our operations and allocate resources of the Company as a whole. We historically used Adjusted EBITDA, and we currently use Core Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance. We use Adjusted EBITDA and Core Adjusted EBITDA as benchmarks to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA and Core Adjusted EBITDA as supplemental measures to evaluate overall operating performance and to facilitate comparisons with other wireless communications and broadband services companies because they are indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, non-cash stock-based compensation, and Special Items. Management believes analysts and investors use Core Adjusted EBITDA because it normalizes for the transition in the Company’s device financing strategy, by excluding the impact of device lease revenues from Adjusted EBITDA, to align with the exclusion of the related depreciation expense on leased devices from Adjusted EBITDA. Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted

EBITDA margin have limitations as analytical tools and should not be considered in isolation or as substitutes for income from operations, net income or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,			2025 Versus 2024		2024 Versus 2023
(in millions, except percentages)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Net income	$10,992	$11,339	$8,317	$(347)	(3)%	$3,022	36%
Adjustments:
Interest expense, net	3,774	3,411	3,335	363	11%	76	2%
Other expense (income), net	224	(113)	(68)	337	(298)%	(45)	66%
Income tax expense	3,289	3,373	2,682	(84)	(2)%	691	26%
Operating income	18,279	18,010	14,266	269	1%	3,744	26%
Depreciation and amortization	13,508	12,919	12,818	589	5%	101	1%
Stock-based compensation (1)	772	586	644	186	32%	(58)	(9)%
Merger-related costs, net (2)	263	147	1,034	116	79%	(887)	(86)%
Network Restructuring Initiative costs	93	—	—	93	NM	—	NM
Legal-related expenses (recoveries), net (3)	16	(89)	(42)	105	(118)%	(47)	112%
Impairment expense	278	—	—	278	NM	—	NM
Gain on disposal group held for sale	—	—	(25)	—	NM	25	(100)%
Other, net (4)	728	291	733	437	150%	(442)	(60)%
Adjusted EBITDA	33,937	31,864	29,428	2,073	7%	2,436	8%
Lease revenues	(13)	(93)	(312)	80	(86)%	219	(70)%
Core Adjusted EBITDA	$33,924	$31,771	$29,116	$2,153	7%	$2,655	9%
Net income margin (Net income divided by Service revenues)	15%	17%	13%		-200 bps		400 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	48%	48%	47%		— bps		100 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	48%	48%	46%		— bps		200 bps
(1)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense on the consolidated financial statements. Additionally, certain stock-based compensation expenses associated with the Sprint Merger have been included in Merger-related costs, net.
(2)Merger-related costs, net, for the year ended December 31, 2024, includes the $100 million gain recognized for the extension fee previously paid by DISH associated with the DISH License Purchase Agreement.
(3)Legal-related expenses (recoveries), net, consists of the settlement of certain litigation and compliance costs associated with the August 2021 cyberattack and is presented net of insurance recoveries.
(4)Other, net, primarily consists of certain severance, restructuring and other expenses, gains and losses, not directly attributable to the Sprint Merger or UScellular Acquisition, which are not reflective of T-Mobile’s ongoing core business activities and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA. Other, net, for the year ended December 31, 2025, includes $390 million of severance and related costs associated with the 2025 Workforce Transformation. Other, net, for the year ended December 31, 2023, includes $462 million of severance and related costs associated with the 2023 Workforce Reduction.
NM - Not meaningful

Core Adjusted EBITDA increased $2.2 billion, or 7%, for the year ended December 31, 2025. The components comprising Core Adjusted EBITDA are discussed further above.

The increase was primarily from:

•Higher Total service revenues; and
•Higher Equipment revenues, excluding Lease revenues; partially offset by
•Higher Cost of equipment sales, excluding Special Items;
•Higher Selling, general and administrative expenses, excluding Special Items; and
•Higher Cost of services, excluding Special Items.

Adjusted EBITDA increased $2.1 billion, or 7%, for the year ended December 31, 2025, primarily due to the fluctuations in Core Adjusted EBITDA, discussed above, partially offset by lower lease revenues, which decreased $80 million for the year ended December 31, 2025.

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

Cash Flows

The following is a condensed schedule of our cash flows:

	Year Ended December 31,			2025 Versus 2024		2024 Versus 2023
(in millions)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$27,950	$22,293	$18,559	$5,657	25%	$3,734	20%
Net cash used in investing activities	(17,607)	(9,072)	(5,829)	(8,535)	94%	(3,243)	56%
Net cash used in financing activities	(10,081)	(12,815)	(12,097)	2,734	(21)%	(718)	6%

Operating Activities

Net cash provided by operating activities increased $5.7 billion, or 25%, primarily from:

•A $4.6 billion decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Accounts payable and accrued liabilities, Accounts receivable, Short- and long-term operating lease liabilities and Other current and long-term liabilities, partially offset by higher use of cash from Other current and long-term assets, Inventory, and Equipment installment plan receivables; and
•A $1.0 billion increase in Net income, adjusted for non-cash income and expenses.
•Net cash provided by operating activities includes the impact of the Pledge Amendments as described below.
•Net cash provided by operating activities includes the impact of $358 million and $789 million in net payments for Merger-related costs for the years ended December 31, 2025 and 2024, respectively.

Investing Activities

Net cash used in investing activities increased $8.5 billion, or 94%. The use of cash was primarily from:

•$10.0 billion in Purchases of property and equipment, including capitalized interest, from the continued build-out of our nationwide 5G network, including increased greenfield site builds, and incremental capital expenditures following the acquisition of UScellular;
•$4.1 billion in Investments in unconsolidated affiliates, net, primarily from the joint acquisitions of Metronet and Lumos;
•$3.5 billion of cash consideration, net of cash acquired, related to our acquisitions of UScellular, Vistar and Blis; and
•$2.6 billion in purchases of spectrum and intangible assets, including the fiber customers purchased from Metronet and Lumos (see Note 3 – Joint Ventures of the Notes to the Consolidated Financial Statements) and remaining 600 MHz spectrum licenses purchased from Channel 51 License Co LLC and LB License Co, LLC (see Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements); partially offset by
•$2.2 billion in Proceeds from the sale of property, equipment and intangible assets, primarily from the sale of a portion of the 3.45 GHz licenses to N77 License Co LLC (see Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements).

Financing Activities

Net cash used in financing activities decreased $2.7 billion, or 21%. The use of cash was primarily from:

•$10.0 billion in Repurchases of common stock;
•$6.2 billion in Repayments of long-term debt;
•$4.1 billion in Dividends on common stock;

•$1.3 billion in Repayments of financing lease obligations; and
•$434 million in Tax withholdings on share-based awards; partially offset by
•$12.0 billion in Proceeds from issuance of long-term debt, net.

Cash and Cash Equivalents

As of December 31, 2025, our Cash and cash equivalents were $5.6 billion compared to $5.4 billion at December 31, 2024.

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

The table below provides a reconciliation of Adjusted Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,			2025 Versus 2024		2024 Versus 2023
(in millions, except percentages)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$27,950	$22,293	$18,559	$5,657	25%	$3,734	20%
Cash purchases of property and equipment, including capitalized interest	(9,955)	(8,840)	(9,801)	(1,115)	13%	961	(10)%
Proceeds from sales of tower sites	—	—	12	—	NM	(12)	(100)%
Proceeds related to beneficial interests in securitization transactions	—	3,579	4,816	(3,579)	(100)%	(1,237)	(26)%
Adjusted Free Cash Flow	$17,995	$17,032	$13,586	$963	6%	$3,446	25%
Net cash provided by operating activities margin (Net cash provided by operating activities divided by Service revenues)	39%	34%	29%		500 bps		500 bps
Adjusted Free Cash Flow margin (Adjusted Free Cash Flow divided by Service revenues)	25%	26%	21%		-100 bps		500 bps
NM - Not meaningful

Adjusted Free Cash Flow increased $963 million, or 6%, for the year ended December 31, 2025, primarily from.

•Higher Net cash provided by operating activities, as described above; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest, driven by planned timing of capital purchases, including for increased greenfield site builds and incremental capital expenditures following the acquisition of the UScellular Wireless Business.
•Certain cash proceeds associated with the sale of receivables, which were recognized within investing cash flows before November 1, 2024, are recognized as operating cash flows. This change had no net impact to Adjusted Free Cash Flow.
•Adjusted Free Cash Flow includes the impact of $358 million and $789 million in net payments for Merger-related costs for the years ended December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, there were no significant net cash proceeds from securitization.

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

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $7.5 billion. As of December 31, 2025, there was no outstanding balance under the Revolving Credit Facility.

Subsequent to December 31, 2025, on January 5, 2026, we entered into a Second Amended and Restated Credit Agreement, which among other things, increased the aggregate commitment amount of the Revolving Credit Facility to $10.0 billion. See Note 9 – Debt of the Notes to the Consolidated Financial Statements for more information regarding the Second Amended and Restated Credit Agreement.

We maintain an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements and proceeds are expected to be used for general corporate purposes. As of December 31, 2025, there was no outstanding balance under this program.

Debt Financing

On January 31, 2025, we entered into a credit agreement with certain financial institutions, backed by an Export Credit Agency (“ECA Facility”), providing for a loan of up to $1.0 billion (the “ECA Facility due March 2036”). On March 17, 2025, we drew down the full $1.0 billion available under the ECA Facility due March 2036 and recognized the net proceeds within Proceeds from issuance of long-term debt, net on our Consolidated Statements of Cash Flows.

On August 29, 2025, we entered into an ECA Facility, providing for a loan of up to $1.0 billion (the “ECA Facility due November 2036”). During the fourth quarter of 2025, we drew down the full $1.0 billion available under the ECA Facility due November 2036 and recognized the net proceeds within Proceeds from issuance of long-term debt, net on our Consolidated Statements of Cash Flows.

As of December 31, 2025, our total debt and financing lease liabilities were $88.6 billion, excluding our tower obligations, of which $81.1 billion was classified as long-term debt and $1.1 billion was classified as long-term financing lease liabilities.

During the year ended December 31, 2025, we issued long-term debt for net proceeds of $12.0 billion, including proceeds from the ECA Facility due March 2036 and ECA Facility due November 2036, and redeemed and repaid short- and long-term debt with an aggregate principal amount of $6.2 billion.

Subsequent to December 31, 2025, on January 12, 2026, we issued $1.2 billion of 5.000% Senior Notes due 2036 and $850 million of 5.850% Senior Notes due 2056.

Subsequent to December 31, 2025, on January 22, 2026, we delivered notices of redemption on $3.0 billion aggregate principal amount of our 4.750% Senior Notes due 2028 and 4.750% Senior Notes to affiliates due 2028. We redeemed the notes at par on February 1, 2026.

Subsequent to December 31, 2025, on February 5, 2026, we entered into a master receivables financing agreement and borrowed $1.0 billion, maturing on February 5, 2027.

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

The FCC approved the purchase of the remaining Chicago and New Orleans deferred licenses from the second tranche on April 15, 2025. The purchase of the remaining licenses closed on June 2, 2025, and the associated payment of $604 million was made on the same day.

On September 12, 2023, we entered into a license purchase agreement with Comcast (the “Comcast License Purchase Agreement”), pursuant to which we will acquire spectrum in the 600 MHz band from Comcast in exchange for total cash consideration of between $1.2 billion and $3.3 billion, subject to an application for FCC approval. The licenses are subject to an exclusive leasing arrangement between us and Comcast entered into contemporaneously with the Comcast License Purchase Agreement. On January 13, 2025, we and Comcast entered into an amendment to the Comcast License Purchase Agreement, pursuant to which we will acquire additional spectrum. Subsequent to the amendment, the total cash consideration for the transaction is between $1.2 billion and $3.4 billion. The parties are currently targeting a closing on the acquisition of approximately $45 million of the spectrum licenses in the first half of 2026, with the remaining spectrum license acquisitions targeting a closing in the first half of 2028.

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

On May 30, 2025, we entered into a License and Unit Purchase Agreement with NEWLEVEL IV, L.P. and NEWLEVEL, LLC, both of which are affiliates of Grain Management, LLC (“Grain”), pursuant to which we will sell our 800 MHz spectrum licenses in exchange for cash consideration of $2.9 billion and the receipt of Grain’s 600 MHz spectrum licenses, which we are currently utilizing under lease agreements with Grain. In addition, we may receive a share of certain future proceeds from transactions entered into by Grain that monetize the 800 MHz spectrum licenses, subject to certain terms and conditions and following a certain return on invested capital for Grain. The transaction is subject to customary closing conditions and contingent on the receipt of regulatory approvals, including the FCC’s approval regarding certain modifications to the 800 MHz spectrum licenses, and the parties are currently targeting a closing in the first half of 2026. In addition, we expect an increase to our cash income tax liability of approximately $850 million upon the transaction close.

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

For more information regarding the UScellular Acquisition, see Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of December 31, 2025, we derecognized net receivables of $1.7 billion upon sale through these arrangements.

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

We determine future liquidity requirements for operations, capital expenditures, share repurchases and dividend payments based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum or repurchase shares. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses to comply with the Government Commitments, and we have incurred all of the remaining restructuring and integration costs associated with the Sprint Merger, with the cash expenditures for the Sprint Merger-related costs extending beyond 2025. Additionally, we are expecting to incur substantial expenses in connection with the UScellular Acquisition, including coordinating and integrating businesses, operations, policies and procedures. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses could exceed the costs historically borne by us and adversely affect our financial condition and results of operations. There are a number of additional risks and uncertainties that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of December 31, 2025.

Financing Lease Facilities

We have uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. We expect to enter into up to a total of $1.2 billion in financing lease commitments during the year ending December 31, 2026. As of December 31, 2025, we have entered into $11.1 billion of financing leases under these financing lease facilities, of which $1.2 billion was executed during the year ended December 31, 2025.

Capital Expenditures

Our capital liquidity requirements have been driven primarily by capital expenditures for spectrum licenses, the construction, expansion and upgrading of our network infrastructure, the integration of the networks, spectrum, technology, personnel and customer base of T-Mobile and UScellular, and investments in information technology platforms. We expect to maintain our investment in capital expenditures related to these efforts in 2026 compared to 2025, as we continue our integration efforts, maintain our commitment to build out our nationwide 5G network and continue our digital transformation. Future capital expenditure requirements will be primarily driven by the deployment of acquired spectrum licenses.

For more information regarding our spectrum licenses, see Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

Stockholder Returns

On December 13, 2024, we announced that our Board of Directors authorized our 2025 Stockholder Return Program of up to $14.0 billion through December 31, 2025. The 2025 Stockholder Return Program consisted of repurchases of shares of our common stock and the payment of cash dividends.

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

On September 18, 2025, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which was paid on December 11, 2025, to stockholders of record as of the close of business on November 26, 2025.

During the year ended December 31, 2025, we paid an aggregate of $4.1 billion in cash dividends to our stockholders under the 2025 Stockholder Return Program, which were presented within Net cash used in financing activities on our Consolidated Statements of Cash Flows.

During the year ended December 31, 2025, we repurchased 42,363,226 shares of our common stock at an average price per share of $232.96 for a total purchase price of $9.9 billion, under the 2025 Stockholder Return Program.

On December 11, 2025, we announced that our Board of Directors authorized our 2026 Stockholder Return Program of up to $14.6 billion that will run through December 31, 2026. The 2026 Stockholder Return Program is expected to consist of additional repurchases of shares of our common stock and the payment of cash dividends. The declaration and payment of all dividends is subject to the discretion of our Board of Directors and will depend on financial and legal requirements and other considerations. The amount available under the 2026 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared and paid by us.

The 2026 Stockholder Return Program aligns with our commitment to a balanced capital allocation strategy that supports core and strategic investments in the business while delivering returns to stockholders. From January 1, 2026, through the end of 2027, the Company expects its business plan to support:

•Up to approximately $30.0 billion for share repurchases and cash dividends, which includes the 2026 Stockholder Return Program; and
•Over $22.0 billion in a discretionary and flexible envelope for opportunistic deployment, which may include de-levering, investments in our core business, strategic investments, and/or additional capital returns to stockholders beyond the $30.0 billion allocation.

On December 4, 2025, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which will be paid on March 12, 2026, to stockholders of record as of the close of business on February 27, 2026. As of December 31, 2025, $1.1 billion for dividends payable is presented within Other current liabilities on our Consolidated Balance Sheets.

Subsequent to December 31, 2025, from January 1, 2026, through February 6, 2026, we repurchased 5,106,691 shares of our common stock at an average price per share of $192.61 for a total purchase price of $984 million under the 2026 Stockholder Return Program. As of February 6, 2026, we had up to $13.6 billion remaining under the 2026 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2026.

For additional information regarding the 2025 Stockholder Return Program and the 2026 Stockholder Return Program, see Note 15 - Stockholder Return Programs of the Notes to the Consolidated Financial Statements.

Contractual Obligations

In connection with the regulatory approvals of the Sprint Merger, we made commitments to various state and federal agencies, including the U.S. Department of Justice and FCC.

For more information regarding these commitments, see Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

The following table summarizes our material contractual obligations and borrowings as of December 31, 2025, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

(in millions)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$4,768	$15,246	$14,062	$52,205	$86,281
Interest on long-term debt	3,593	6,611	5,231	28,670	44,105
Financing lease liabilities, including imputed interest	1,222	1,119	21	7	2,369
Tower obligations (2)	389	810	862	3,239	5,300
Operating lease liabilities, including imputed interest	5,060	9,207	7,841	13,987	36,095
Purchase obligations (3) (4) (5) (6)	5,047	6,181	2,990	2,836	17,054
Spectrum leases and service credits (7)	297	629	645	3,448	5,019
IP transit services liability (8)	100	83	—	—	183
Total contractual obligations	$20,476	$39,886	$31,652	$104,392	$196,406
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
(3)The minimum commitment for certain obligations is based on termination penalties that could be paid to exit the contracts. Termination penalties are included in the above table as payments due as of the earliest we could exit the contract, typically in less than one year. For certain contracts that include fixed volume purchase commitments and fixed prices for various products, the purchase obligations are calculated using fixed volumes and contractually fixed prices for the products that are expected to be purchased. This table does not include open purchase orders as of December 31, 2025 under normal business purposes. See Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements for further information.
(4)On September 12, 2023, we entered into a License Purchase Agreement to acquire spectrum in the 600 MHz band from Comcast in exchange for total cash consideration of between $1.2 billion and $3.3 billion. On January 13, 2025, we and Comcast entered into an amendment to the License Purchase Agreement pursuant to which we will acquire additional spectrum. Subsequent to the amendment, the total cash consideration for the transaction is between $1.2 billion and $3.4 billion. The agreement, as amended, remains subject to an application for FCC approval. Total consideration for this License Purchase Agreement is excluded from our reported purchase obligations above. See Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets of the Notes to the Consolidated Financial Statements for further information.
(5)On May 1, 2024, we completed the Ka’ena Acquisition and based on the adjusted amount paid upfront, an additional $420 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout and is excluded from our reported purchase commitments above. See Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements for further information.
(6)On April 1, 2025, we completed the joint acquisition of Lumos and pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million between 2027 and 2028 under the existing business plan, which is excluded from our reported purchase obligations above. See Note 3 – Joint Ventures of the Notes to the Consolidated Financial Statements for further information.
(7)Spectrum lease agreements are typically for terms of five to 10 years with automatic renewal provisions, bringing the total term of the agreements up to 30 years.
(8)On May 1, 2023, we completed the sale of the wireline business to Cogent Infrastructure, Inc. Under the terms of the wireline sale agreement, the Company agreed to make payments pursuant to an IP transit services agreement totaling $700 million, consisting of (i) $350 million in equal monthly installments during the first year after the closing and (ii) $350 million in equal monthly installments over the subsequent 42 months. IP transit services liability represents the remaining amount to be paid associated with the IP transit services agreement.

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

Related Person Transactions

We have related person transactions associated with DT, SoftBank Group Corp. (“SoftBank”) (through August 6, 2025, the date SoftBank ceased to be a related person) or their respective affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of February 6, 2026, DT held, directly or indirectly, approximately 52.8% of the outstanding T-Mobile common stock. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank, DT has voting control, as of February 6, 2026, over approximately 56.9% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the year ended December 31, 2025, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates or former affiliates that we do not control and that are our affiliates or former affiliates solely due to their common control with either DT or SoftBank. We have relied upon DT and SoftBank for information regarding their respective activities, transactions and dealings. On August 6, 2025, SoftBank ceased to be our affiliate.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the year ended December 31, 2025, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to seven customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: Bank Melli, Europäisch-Iranische Handelsbank, CPG Engineering & Commercial Services GmbH, Golgohar Trade and Technology GmbH, International Trade and Industrial Technology ITRITEC GmbH, The Airline of the Islamic Republic of Iran and Kara Industrial Trading GmbH. These services are in the process of being terminated, in particular by undertaking appropriate legal steps before German courts. For the year ended December 31, 2025, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.2 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular, Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the year ended December 31, 2025, were less than $0.1 million. We understand that DT intends to continue these activities.

Separately, SoftBank, through one of its non-U.S. subsidiaries, provides roaming services in Iran through Irancell Telecommunications Services Company. During the year ended December 31, 2025, SoftBank had no gross revenues from such services, and no net profit was generated. We understand that the SoftBank subsidiary intends to continue such services. This subsidiary also provides telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the year ended December 31, 2025, SoftBank estimates that gross revenues and net profit generated by such services were both under $0.1 million. We understand that the SoftBank subsidiary is obligated under contract and intends to continue such services.

In addition, SoftBank, through one of its non-U.S. indirect subsidiaries, provides office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenues and net profit generated by such services during the year ended December 31, 2025, were both under $0.1 million. We understand that the SoftBank subsidiary intends to continue such activities.

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

Depreciation

Our property and equipment balance represents a significant component of our consolidated assets. We record property and equipment at cost, and we generally depreciate property and equipment on a straight-line basis over the estimated useful life of the assets. If all other factors were to remain unchanged, we expect that a one-year increase in the useful lives of our in-service property and equipment would have resulted in a decrease of approximately $3.4 billion in our 2025 depreciation expense and that a one-year decrease in the useful life would have resulted in an increase of approximately $5.3 billion in our 2025 depreciation expense.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risks in the normal course of business, primarily from changes in interest rates, including changes in investment yields and changes in spreads due to credit risk and other factors. These risks, along with other business risks, impact our cost of capital. Our policy is to manage exposure related to fluctuations in interest rates in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. We have established interest rate risk limits that are closely monitored by measuring interest rate sensitivities of our debt portfolio. As of December 31, 2025, we held €4.8 billion in EUR-denominated Senior Notes, which are subject to foreign currency exchange rate fluctuations. We have entered into cross-currency swap agreements that qualify and have been designated as fair value hedges of our EUR-denominated debt, mitigating our exposure to foreign currency transaction gains and losses. We do not foresee significant changes in the strategies used to manage market risk in the near future.

Certain sources of financing available to us, including our Revolving Credit Facility and ECA Facilities, bear interest that is indexed to a benchmark rate plus a fixed margin. As of December 31, 2025, we had drawn $2.0 billion under our ECA Facilities. See Note 9 – Debt of the Notes to the Consolidated Financial Statements for additional information.

Index for Notes to the Consolidated Financial Statements
Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of T-Mobile US, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of T-Mobile US, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Revenues – Refer to Notes 1 and 11 to the consolidated financial statements

Critical Audit Matter Description

The Company generates revenues from providing wireless communications services and selling devices and accessories to customers. The processing and recording of postpaid and prepaid service revenues related to monthly wireless services billings is highly automated and is based on contractual terms with customers. Equipment revenues related to device and accessory sales are typically recognized at a point in time when control of the device or accessory is transferred to the customer or dealer. The Company’s postpaid service revenues, prepaid service revenues and equipment revenues consist of a significant volume of low-dollar transactions accumulated from multiple systems and databases.

Given the large volume of low-dollar postpaid service, prepaid service and equipment revenue transactions which are initiated, accumulated, and recorded in multiple systems and databases, auditing postpaid service revenues, prepaid service revenues and equipment revenues was complex and challenging due to the extent of audit effort required and the need for professionals with expertise in information technology (IT) to identify, evaluate, and test the Company’s systems, databases, automated controls, and system interface controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s postpaid service revenue, prepaid service revenue and equipment revenue transactions included the following, among others:

•With the assistance of our IT specialists, we:
◦Identified the relevant systems and databases used to process postpaid service, prepaid service and equipment revenue transactions and tested the relevant IT controls over each of those systems and databases.
◦Performed testing of automated business controls and system interface controls within postpaid service, prepaid service and equipment revenues.
•We tested internal controls in the revenue accounting processes, including those in place to (a) establish revenue recognition accounting policies for promotional offers, (b) record revenue and the related promotional offers in accordance with the established accounting policies and (c) reconcile the various systems to the Company’s general ledger.
•We created data visualizations to evaluate recorded postpaid service, prepaid service and equipment revenue and trends in the related subscriber data.
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
February 11, 2026

We have served as the Company’s auditor since 2022.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Balance Sheets

(in millions, except share and per share amounts)	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$5,598	$5,409
Accounts receivable, net of allowance for credit losses of $226 and $176	4,874	4,276
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $733 and $656	4,997	4,379
Inventory	2,405	1,607
Prepaid expenses	1,215	880
Other current assets	5,372	1,853
Total current assets	24,461	18,404
Property and equipment, net	38,333	38,533
Operating lease right-of-use assets	25,692	25,398
Financing lease right-of-use assets	2,760	3,091
Goodwill	13,678	13,005
Spectrum licenses	98,032	100,558
Other intangible assets, net	3,843	2,512
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $213 and $158	2,683	2,209
Other assets	9,755	4,325
Total assets	$219,237	$208,035
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$10,280	$8,463
Short-term debt	5,135	4,068
Deferred revenue	1,533	1,222
Short-term operating lease liabilities	3,814	3,281
Short-term financing lease liabilities	1,163	1,175
Other current liabilities	2,575	1,965
Total current liabilities	24,500	20,174
Long-term debt	79,649	72,700
Long-term debt to affiliates	1,498	1,497
Tower obligations	3,532	3,664
Deferred tax liabilities	19,583	16,700
Operating lease liabilities	26,371	26,408
Financing lease liabilities	1,107	1,151
Other long-term liabilities	3,794	4,000
Total long-term liabilities	135,534	126,120
Commitments and contingencies (Note 18)
Stockholders' equity
Common stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,275,774,235 and 1,271,074,364 shares issued, 1,106,930,661 and 1,144,579,681 shares outstanding	—	—
Additional paid-in capital	69,460	68,798
Treasury stock, at cost, 168,843,574 and 126,494,683 shares	(30,545)	(20,584)
Accumulated other comprehensive loss	(848)	(857)
Retained earnings	21,136	14,384
Total stockholders' equity	59,203	61,741
Total liabilities and stockholders' equity	$219,237	$208,035
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions, except share and per share amounts)	2025	2024	2023
Revenues
Postpaid revenues	$57,932	$52,340	$48,692
Prepaid revenues	10,497	10,399	9,767
Wholesale and other service revenues	2,877	3,439	4,782
Total service revenues	71,306	66,178	63,241
Equipment revenues	15,972	14,263	14,138
Other revenues	1,031	959	1,179
Total revenues	88,309	81,400	78,558
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	11,497	10,771	11,655
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	21,277	18,882	18,533
Selling, general and administrative	23,470	20,818	21,311
Gain on disposal group held for sale	—	—	(25)
Impairment expense	278	—	—
Depreciation and amortization	13,508	12,919	12,818
Total operating expenses	70,030	63,390	64,292
Operating income	18,279	18,010	14,266
Other expense, net
Interest expense, net	(3,774)	(3,411)	(3,335)
Other (expense) income, net	(224)	113	68
Total other expense, net	(3,998)	(3,298)	(3,267)
Income before income taxes	14,281	14,712	10,999
Income tax expense	(3,289)	(3,373)	(2,682)
Net income	$10,992	$11,339	$8,317

Net income	$10,992	$11,339	$8,317
Other comprehensive income, net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $65, $60 and $56	190	176	163
(Losses) gains on fair value hedges, net of tax effect of $(64), $5 and $0	(187)	16	—
Unrealized (loss) gain on foreign currency translation adjustment, net of tax effect of $0, $0 and $0	(1)	—	9
Actuarial gain (loss), net of amortization and reclassification, on pension and other postretirement benefits, net of tax effect of $2, $(29) and $(31)	7	(85)	(90)
Other comprehensive income	9	107	82
Total comprehensive income	$11,001	$11,446	$8,399
Earnings per share
Basic	$9.75	$9.70	$7.02
Diluted	$9.72	$9.66	$6.93
Weighted-average shares outstanding
Basic	1,127,984,348	1,169,195,373	1,185,121,562
Diluted	1,131,076,251	1,173,213,898	1,200,286,264
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2025	2024	2023
Operating activities
Net income	$10,992	$11,339	$8,317
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,508	12,919	12,818
Stock-based compensation expense	829	649	667
Deferred income tax expense	2,864	3,120	2,600
Bad debt expense	1,370	1,192	898
Losses from sales of receivables	58	62	165
Impairment expense	278	—	—
Loss on remeasurement of disposal group held for sale	—	—	9
Changes in operating assets and liabilities
Accounts receivable	(755)	(3,088)	(5,038)
Equipment installment plan receivables	(877)	(523)	170
Inventory	(615)	131	197
Operating lease right-of-use assets	3,635	3,480	3,721
Other current and long-term assets	(1,488)	(411)	(358)
Accounts payable and accrued liabilities	1,542	(2,041)	(1,126)
Short- and long-term operating lease liabilities	(3,457)	(3,879)	(3,785)
Other current and long-term liabilities	(379)	(678)	(839)
Other, net	445	21	143
Net cash provided by operating activities	27,950	22,293	18,559
Investing activities
Purchases of property and equipment, including capitalized interest of $(43), $(34) and $(104)	(9,955)	(8,840)	(9,801)
Purchases of spectrum licenses and other intangible assets, including deposits	(2,568)	(3,471)	(1,010)
Proceeds from the sale of property, equipment and intangible assets	2,168	99	153
Proceeds from sales of tower sites	—	—	12
Proceeds related to beneficial interests in securitization transactions	—	3,579	4,816
Acquisition of companies, net of cash acquired	(3,523)	(373)	—
Investments in unconsolidated affiliates, net	(4,056)	(18)	(7)
Other, net	327	(48)	8
Net cash used in investing activities	(17,607)	(9,072)	(5,829)
Financing activities
Proceeds from issuance of long-term debt, net	12,010	8,587	8,446
Repayments of financing lease obligations	(1,252)	(1,367)	(1,227)
Repayments of long-term debt	(6,199)	(5,073)	(5,051)
Repurchases of common stock	(9,974)	(11,228)	(13,074)
Dividends on common stock	(4,121)	(3,300)	(747)
Tax withholdings on share-based awards	(434)	(269)	(297)
Other, net	(111)	(165)	(147)
Net cash used in financing activities	(10,081)	(12,815)	(12,097)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	1	—	—
Change in cash and cash equivalents, including restricted cash	263	406	633
Cash and cash equivalents, including restricted cash
Beginning of period	5,713	5,307	4,674
End of period	$5,976	$5,713	$5,307
The accompanying notes are an integral part of these consolidated financial statements.

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Consolidated Statement of Stockholders’ Equity

(in millions, except share and per share amounts)	Common Stock Outstanding	Treasury Shares Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity
Balance as of December 31, 2022	1,233,960,078	22,916,449	$(3,016)	$73,941	$(1,046)	$(223)	$69,656
Net income	—	—	—	—	—	8,317	8,317
Dividends declared ($0.65 per share)	—	—	—	—	—	(747)	(747)
Other comprehensive income	—	—	—	—	82	—	82
Stock-based compensation	—	—	—	687	—	—	687
Stock issued for employee stock purchase plan	1,771,475	—	—	210	—	—	210
Issuance of vested restricted stock units	6,074,565	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(2,027,800)	—	—	(297)	—	—	(297)
Repurchases of common stock	(92,925,044)	92,925,044	(13,255)	—	—	—	(13,255)
SoftBank contingent shares settlement(1)	48,751,557	(48,751,557)	6,901	(6,849)	—	—	52
Other, net	202,500	6,887	(3)	13	—	—	10
Balance as of December 31, 2023	1,195,807,331	67,096,823	(9,373)	67,705	(964)	7,347	64,715
Net income	—	—	—	—	—	11,339	11,339
Dividends declared ($3.71 per share)	—	—	—	—	—	(4,302)	(4,302)
Other comprehensive income	—	—	—	—	107	—	107
Stock-based compensation	—	—	—	619	—	—	619
Stock issued for employee stock purchase plan	1,519,242	—	—	191	—	—	191
Issuance of vested restricted stock units	4,740,186	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,552,111)	—	—	(269)	—	—	(269)
Repurchases of common stock	(59,376,922)	59,376,922	(11,206)	—	—	—	(11,206)
Ka’ena Acquisition upfront consideration	3,264,952	—	—	536	—	—	536
Other, net	177,003	20,938	(5)	16	—	—	11
Balance as of December 31, 2024	1,144,579,681	126,494,683	(20,584)	68,798	(857)	14,384	61,741
Net income	—	—	—	—	—	10,992	10,992
Dividends declared ($3.80 per share)	—	—	—	—	—	(4,240)	(4,240)
Other comprehensive income	—	—	—	—	9	—	9
Stock-based compensation	—	—	—	829	—	—	829
Stock issued for employee stock purchase plan	1,150,449	—	—	214	—	—	214
Issuance of vested restricted stock units	5,150,225	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,677,377)	—	—	(434)	—	—	(434)
Repurchases of common stock	(42,363,226)	42,363,226	(9,957)	—	—	—	(9,957)
Other, net	90,909	(14,335)	(4)	53	—	—	49
Balance as of December 31, 2025	1,106,930,661	168,843,574	$(30,545)	$69,460	$(848)	$21,136	$59,203
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

Index for Notes to the Consolidated Financial Statements
T-Mobile US, Inc.
Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Description of Business

T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”), together with its consolidated subsidiaries, is a leading provider of wireless communications and broadband services, including voice, messaging and data, under its flagship brands, T-Mobile, Metro™ by T-Mobile (“Metro by T-Mobile”) and Mint Mobile, in the United States, Puerto Rico and the U.S. Virgin Islands. Substantially all of our revenues were earned in, and substantially all of our long-lived assets are located in, the U.S., Puerto Rico and the U.S. Virgin Islands. We provide wireless communications and broadband services primarily using our 5G technology network. We also offer a wide selection of wireless devices, including handsets, tablets and other mobile communication devices, and accessories for sale, as well as financing through equipment installment plans (“EIP”). We provide reinsurance for device insurance policies and extended warranty contracts offered to our wireless communications customers.

Basis of Presentation

The accompanying consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, as well as variable interest entities (“VIEs”) for which we are deemed to be the primary beneficiary and VIEs, which cannot be deconsolidated, such as those related to our Tower obligations as discussed in Note 10 – Tower Obligations. Intercompany transactions and balances have been eliminated in consolidation. Investments in entities that we do not control but have significant influence are accounted for under the equity method. We record our proportionate share of our equity method investees’ earnings (losses) within Other (expense) income, net on our Consolidated Statements of Comprehensive Income. We operate as a single operating segment.

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

Equipment Installment Plan Receivables

We offer certain customers the option to pay for their devices and other purchases in installments, generally over a period of 24 months, using an EIP. Installment loans acquired in the UScellular Acquisition (as defined below) are included in EIP receivables and generally have an initial term of 36 months. EIP receivables are presented on our Consolidated Balance Sheets at their amortized cost basis (i.e., the receivables’ UPB as adjusted for any written-off amounts due to impairment and unamortized discounts), net of the allowance for credit losses. At the time of an installment sale, we impute a discount for interest if the term exceeds 12 months as there is no stated rate of interest on the receivables. The receivables are recorded at their present value, which is determined by discounting expected future cash payments at the imputed interest rate. This adjustment results in a discount or reduction in the transaction price of the contract with a customer, which is allocated to the

Index for Notes to the Consolidated Financial Statements
performance obligations of the arrangement such as Service and Equipment revenues on our Consolidated Statements of Comprehensive Income. The imputed discount rate reflects a current market interest rate and includes a component for estimated credit risk underlying the EIP receivable, reflecting the estimated credit worthiness of the customer. The imputed discount on receivables is amortized over the financed installment term using the effective interest method and recognized as Other revenues on our Consolidated Statements of Comprehensive Income.

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

See Note 6 - Property and Equipment for further information.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination and is assigned at the reporting unit level. We identify our reporting units at the level of our Wireless operating segment or one level below.

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

Index for Notes to the Consolidated Financial Statements
We test goodwill on a reporting unit basis by comparing the estimated fair value of the reporting unit to its book value. If the fair value of the reporting unit exceeds the book value, then no impairment is measured.

When assessing goodwill for impairment we may elect to first perform a qualitative assessment to determine if the quantitative impairment test is necessary. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative test. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. We employ a qualitative approach to assess our reporting units. The fair value of each reporting unit is determined using both a market approach and an income approach. We utilize market capitalization, discounted cash flow model and a market multiples approach to estimate the fair value of our reporting units. We recognize that the market capitalization of T-Mobile and the trading multiples of the comparable public companies are subject to volatility and will monitor changes in market capitalization and the trading multiples of the comparable public companies to determine whether declines, if any, necessitate an interim impairment review. In the event market capitalization or the indicated value from market multiples of comparable public companies indicate a decline in fair value below the carrying value of each reporting unit, we will consider the length, severity and reasons for the decline when assessing whether potential impairment exists, including considering whether a control premium should be added to the market capitalization. We believe short-term fluctuations in share price may not necessarily reflect the underlying aggregate fair value. No events or changes in circumstances have occurred that indicate the fair value of our reporting units may be below their carrying amount at December 31, 2025.

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

We estimate fair value of spectrum licenses using the Greenfield methodology and comparable market transactions. The Greenfield methodology values the spectrum licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except for the asset to be valued (in this case, spectrum licenses) and makes investments required to build an operation comparable to current use. The value of the spectrum licenses is the present value of the cash flows of this hypothetical start-up company. We base the assumptions underlying the Greenfield methodology on a combination of market participant data and our historical results, trends and business plans. Future cash flows in the Greenfield methodology are based on estimates and assumptions of market participant revenues, EBITDA margin, network build-out period and a long-term growth rate for a market participant. The cash flows are discounted using a weighted-average cost of capital. Where market data is available, we also incorporate indicated spectrum license values using a market multiple approach. No events or change in circumstances have occurred that indicate the fair value of the Spectrum licenses may be below their carrying amount at December 31, 2025.

The valuation approaches utilized to estimate fair value for the purposes of the impairment tests of goodwill and spectrum licenses may require that management make difficult, subjective and complex judgments about matters that are inherently uncertain. If actual results or future expectations are not consistent with the assumptions used in our estimate of fair value, it may result in the recording of significant impairment charges on goodwill or spectrum licenses. The most significant assumptions within the valuation models are the discount rate based on the weighted-average cost of capital, revenues, EBITDA margins, capital expenditures and long-term growth rate.

For more information regarding our impairment assessments of indefinite-lived intangible assets, see Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets.

Equity Method Investments

Investments in entities that we do not control but have significant influence are accounted for under the equity method. We record our proportionate share of our equity method investees’ earnings (losses) within Other (expense) income, net on our Consolidated Statements of Comprehensive Income.

Impairment

For our equity method investments, we perform a qualitative assessment for impairment quarterly or whenever significant events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. We consider

Index for Notes to the Consolidated Financial Statements
whether impairment indicators exist by evaluating the companies' financial and liquidity position and access to capital resources, among other indicators. If a qualitative assessment indicates that the investment may be impaired, we prepare a quantitative assessment of the fair value of the investment using a market approach or an income approach.

In the event the estimated fair value of an investment declines below the carrying value and we determine the decline in fair value is other than temporary, an impairment charge is recorded, measured as the amount by which the carrying amount of the investment exceeds its estimated fair value.

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

The carrying values of Cash and cash equivalents, Accounts receivable and Accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying values of EIP receivables approximate fair value as the receivables are generally recorded at their present value using an imputed interest rate. With the exception of certain long-term fixed-rate debt, there were no financial instruments with a carrying value materially different from their fair value. See Note 8 – Fair Value Measurements for a comparison of the carrying values and fair values of our short-term and long-term debt.

Foreign Currency Transactions

As of December 31, 2025, we held €4.8 billion of euro (“EUR”) denominated debt, which is subject to foreign currency exchange rate fluctuations. T-Mobile’s functional currency is the U.S. dollar (“USD”). Each period, we convert activity and balances in EUR into USD using average exchange rates for the period for income statement amounts and using end-of-period or spot exchange rates for assets and liabilities. We record transaction gains and losses resulting from the conversion of transaction currency to functional currency as a component of Other (expense) income, net on our Consolidated Statements of Comprehensive Income.

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

Index for Notes to the Consolidated Financial Statements
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

Federal Universal Service Fund (“USF”) and state USF fees are assessed to T-Mobile by various governmental authorities in connection with the services we provide to our customers and are included in Cost of services. When we separately bill and collect these regulatory fees from customers, they are recorded gross in Total service revenues on our Consolidated Statements of Comprehensive Income. For the years ended December 31, 2025, 2024 and 2023, we recorded approximately $400 million, $386 million and $317 million, respectively, of USF fees on a gross basis.

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

Cell Tower Monetization Transactions

In 2012, we entered into a prepaid master lease arrangement in which we as the lessor provided the rights to utilize tower sites and we leased back space on certain of those towers. Prior to our merger (the “Sprint Merger”) with Sprint Corporation (“Sprint”), Sprint entered into a similar lease-out and leaseback arrangement that we assumed in the Sprint Merger.

These arrangements are treated as failed sale leasebacks in which the proceeds received are reported as a financing obligation. The principal payments on the tower obligations are included in Other, net within Net cash used in financing activities on our Consolidated Statements of Cash Flows. Our historical tower site asset costs are reported in Property and equipment, net on our Consolidated Balance Sheets and are depreciated. See Note 10 – Tower Obligations for further information.

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

Index for Notes to the Consolidated Financial Statements
determined based on actuarial models utilizing mortality tables and discount rates applied to the expected benefit term. See Note 13 – Employee Compensation and Benefit Plans for further information on the Pension Plan.

Advertising Expense

We expense the cost of advertising and other promotional expenditures to market our services and products as incurred. For the years ended December 31, 2025, 2024 and 2023, advertising expenses included in Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income were $3.7 billion, $3.1 billion and $2.5 billion, respectively.

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

Stockholder Return Programs

On September 8, 2022, our Board of Directors authorized a stock repurchase program for up to $14.0 billion of our common stock through September 30, 2023 (the “2022 Stock Repurchase Program”). On September 6, 2023, our Board of Directors authorized a stockholder return program of up to $19.0 billion through December 31, 2024 (the “2023-2024 Stockholder Return Program”). The 2023-2024 Stockholder Return Program consisted of additional repurchases of shares of our common stock and the payment of cash dividends. On December 13, 2024, we announced that our Board of Directors authorized our 2025 Stockholder Return Program of up to $14.0 billion through December 31, 2025 (the “2025 Stockholder Return Program”). The 2025 Stockholder Return Program consisted of additional repurchases of shares of our common stock and the payment of cash dividends. On December 11, 2025, we announced that our Board of Directors authorized our 2026 Stockholder Return Program of up to $14.6 billion that will run through December 31, 2026 (the “2026 Stockholder Return Program”). The 2026 Stockholder Return Program is expected to consist of additional repurchases of shares of our common stock and the payment of cash dividends. The amount available under the 2026 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared and paid by us.

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

Index for Notes to the Consolidated Financial Statements
Dividends declared are included as a reduction to Retained earnings on our Consolidated Balance Sheets. We recognize a liability for dividends declared but for which cash has not been paid in Other current liabilities on our Consolidated Balance Sheets. Dividend cash payments to stockholders are included in Net cash used in financing activities on our Consolidated Statements of Cash Flows.

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

Accounting Pronouncements Adopted During the Current Year

Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. We adopted the standard for our fiscal year 2025 annual financial statements. The guidance was applied retrospectively, and the required disclosures have been included in the Notes to the Consolidated Financial Statements. See Note 14 – Income Taxes for further information.

Credit Losses: Purchased Loans

In November 2025, the FASB issued ASU 2025-08, “Financial instruments – Credit Losses (Topic 326): Purchased Loans,” which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans, excluding credit card, that meet certain criteria at acquisition (purchased seasoned loans) by recognizing them at their purchase price plus an allowance for expected credit losses. Purchased seasoned loans are defined as either: (1) non-purchased credit deteriorated loans that are obtained in a business combination, or (2) non-purchased credit deteriorated loans that (a) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (b)

Index for Notes to the Consolidated Financial Statements
are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. We adopted the standard for our fiscal year 2025 annual financial statements. This guidance was applied retrospectively, and the adoption of the standard did not have a material impact on our Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted

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

Internal-Use Software Accounting and Disclosures

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The amendments remove all references to project stages in ASC 350-40, clarify the threshold entities apply to begin capitalizing costs and address challenges arising from the evolution of software development practices. The new guidance modernizes accounting for software developed using incremental and iterative methods, where the existing model provided limited direction on when capitalization should begin. The ASU also specifies that the disclosures under ASC 360-10, “Property, Plant, and Equipment—Overall,” apply to capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The standard will become effective for our fiscal year 2028 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date, retrospectively for all prior periods presented in the financial statements or using a modified retrospective transition approach with early adoption permitted. We do not expect the adoption to have a material impact on our Consolidated Financial Statements and related disclosures.

Interim Reporting

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” The standard improves the navigability of interim disclosures, clarifies when Topic 270 applies and provides additional interim disclosure guidance, including a principle to disclose material events since the most recent annual reporting period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The standard is effective for us beginning January 1, 2028, with early adoption permitted, and may be applied prospectively or retrospectively. We evaluated this standard and concluded our current interim reporting disclosures are consistent with this standard. Accordingly, we do not expect the adoption of this standard to have a material impact on our interim reporting disclosures.

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

Index for Notes to the Consolidated Financial Statements
between T-Mobile and Ka’ena and agreements with certain of the sellers to provide services to T-Mobile during the post-acquisition period.

Ka’ena is a provider of prepaid mobile services in the U.S. through its primary brands, Mint Mobile and Ultra Mobile, and also offers a selection of wireless devices, including handsets and other mobile communication devices. Prior to the Ka’ena Acquisition, Ka’ena was a wholesale partner of the Company for which we recognized service revenues within Wholesale and other service revenues on our Consolidated Statements of Comprehensive Income, and for which Ka’ena incurred related expenses for the use of our network. On the Ka’ena Acquisition Date, this relationship was effectively terminated, and the Company acquired Ka’ena’s prepaid customer relationships and began to recognize service revenues associated with these customers within Prepaid revenues and operating expenses primarily within Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income subsequent to the Ka’ena Acquisition Date. The Ka’ena Acquisition enhances the Company’s position as a leading prepaid wireless carrier by diversifying our brand identities, enhancing our distribution footprint and preserving the value of our relationship with Ka’ena through its acquisition, including the acquisition of its prepaid customer relationships.

The financial results of Ka’ena from the Ka’ena Acquisition Date through December 31, 2024, were not material to our Consolidated Statements of Comprehensive Income, nor were they material to our prior period consolidated results on a pro forma basis. Costs for the Ka’ena Acquisition did not have a material impact on our Consolidated Statements of Comprehensive Income.

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

On the Ka’ena Acquisition Date and in satisfaction of the upfront payment, we transferred $420 million in cash and 3,264,952 shares of T-Mobile common stock valued at $536 million as determined based on its closing market price on April 30, 2024, for a total payment fair value of $956 million. An additional amount of the upfront payment payable to certain sellers was deferred and may be paid through the first quarter of 2026. As of the Ka’ena Acquisition Date, we recognized a liability of $27 million for the fair value of this deferred amount, which is included in the fair value of consideration transferred in the Ka’ena Acquisition. Furthermore, a portion of the upfront payment made on the Ka’ena Acquisition Date was for the settlement of the preexisting wholesale relationship with Ka’ena and excluded from the fair value of consideration transferred in the Ka’ena Acquisition. The amount of the upfront payment was subject to customary adjustments and as a result of such adjustments, $17 million of the upfront payment was returned to T-Mobile during the fourth quarter of 2024, which resulted in a commensurate increase in the maximum amount payable in satisfaction of the earnout.

Based on the amount of the adjusted upfront payment, an additional $420 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout.

•$251 million of the earnout amount is payment for the acquired Ka’ena business, and we recognized a liability of $191 million for the fair value of such deferred consideration as of the Ka’ena Acquisition Date. This liability was adjusted to fair value at each reporting date through June 30, 2025, with a corresponding offset recorded to Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.
•$169 million of the earnout amount is payment for services to be provided to T-Mobile by certain of the sellers during the post-acquisition period, as well as the replacement of equity awards of certain Ka’ena employees. We recognize expenses as such services are provided during the post-acquisition period within Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income, with a corresponding offset to Other current liabilities and Other long-term liabilities on our Consolidated Balance Sheets.

Index for Notes to the Consolidated Financial Statements
The acquisition-date fair value of consideration transferred in the Ka’ena Acquisition is comprised of the following:

(in millions)	May 1, 2024
Fair value of T-Mobile common stock issued to Ka’ena stockholders related to the adjusted upfront payment	$527
Fair value of cash paid to Ka’ena stockholders related to the adjusted upfront payment	396
Fair value of deferred earnout consideration	191
Fair value of deferred other consideration	27
Total fair value of consideration exchanged	$1,141

The fair value of the deferred earnout consideration was estimated using the income approach, a probability-weighted discounted cash flow model, whereby a Monte Carlo simulation method estimated the probability of different outcomes. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach for the deferred earnout consideration include forecasted Ka’ena financial information, primarily revenue, marketing costs and customer metrics, the probability of achieving the forecasted financial information and the discount rate.

As of December 31, 2025, $242 million of liabilities for deferred earnout consideration and $157 million of liabilities for post-acquisition services were presented within current liabilities on our Consolidated Balance Sheets, and as of December 31, 2024, $202 million of liabilities for deferred consideration and $80 million of liabilities for post-acquisition services were presented within long-term liabilities on our Consolidated Balance Sheets.

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

Index for Notes to the Consolidated Financial Statements
Intangible Assets

Goodwill was assigned to our Wireless segment and has an assigned value of $777 million, which represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed. The assigned goodwill recognized includes expected growth in customers and service revenues to be achieved from the operations of the combined company, the assembled workforce of Ka’ena and intangible assets that do not qualify for separate recognition. Of the total amount of assigned goodwill resulting from the Ka’ena Acquisition of $777 million, the amount deductible for tax purposes is $121 million.

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

The fair value of customer relationships was estimated using the income approach. This fair value measurement is based on significant inputs not observable in the market, and, therefore, represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach include forecasted customer churn rates, revenue over an estimated period of time, the discount rate and estimated income taxes.

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

The UScellular Wireless Business offers a comprehensive range of wireless communications products and services. As a combined company, we expect to increase competition in the telecommunications industry, achieve synergies and enhance our rural 5G coverage with our combined network footprint. Following the closing of the transactions, UScellular and the Iowa Entities will retain ownership of their other spectrum licenses, as well as their towers.

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

On August 5, 2025, we issued debt with an aggregate principal balance of $1.7 billion in settlement of the Exchange Offers. The issued debt consisted of 6.700% Senior Notes due 2033 in an aggregate principal amount of $489 million, 6.250% Senior Notes due 2069 in an aggregate principal amount of $393 million, 5.500% Senior Notes due March 2070 in an aggregate

Index for Notes to the Consolidated Financial Statements
principal amount of $401 million and 5.500% Senior Notes due June 2070 in an aggregate principal amount of $395 million. The notes rank equally with all other unsecured and unsubordinated indebtedness of T-Mobile USA, Inc.

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

The financial results of the UScellular Wireless Business from the UScellular Acquisition Date through December 31, 2025, were not material to our Consolidated Statements of Comprehensive Income, nor were they material to our prior period consolidated results on a pro forma basis. Transaction-related costs for the UScellular Acquisition did not have a material impact on our Consolidated Statements of Comprehensive Income.

Consideration Transferred

The acquisition-date fair value of consideration transferred in the UScellular Acquisition is comprised of the following:

(in millions)	August 1, 2025
Fair value of cash paid on the UScellular Acquisition Date	$2,811
Fair value of T-Mobile replacement equity awards attributable to pre-combination service	44
Total fair value of consideration exchanged	$2,855

The amount of cash paid on the UScellular Acquisition Date is subject to customary adjustments, which require agreement by the parties.

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

(in millions)	August 1, 2025
Cash and cash equivalents	$12
Accounts receivable	317
Equipment installment plan receivables	503
Inventory	129
Prepaid expenses	63
Other current assets	33
Property and equipment	1,448
Operating lease right-of-use assets (1)	1,199
Goodwill	219
Spectrum licenses	1,730
Other intangible assets	397
Equipment installment plan receivables due after one year	388
Deferred tax assets	64
Other assets	125
Total assets acquired	6,627
Accounts payable and accrued liabilities	296
Deferred revenue	275
Short-term operating lease liabilities (1)	179
Other current liabilities	114
Long-term debt (2)	1,653
Operating lease liabilities (1)	1,029
Other long-term liabilities	226
Total liabilities assumed	3,772
Total consideration transferred	$2,855
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

Intangible Assets

Goodwill was assigned to our Wireless segment and has a provisionally assigned value of $219 million, which represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed. The provisionally assigned goodwill recognized includes synergies expected to be achieved from the operations of the combined company, the assembled workforce of UScellular and intangible assets that do not qualify for separate recognition. Of the total provisionally assigned amount of goodwill resulting from the UScellular Acquisition of $219 million, the preliminary amount deductible for tax purposes is $32 million. Expected synergies from the UScellular Acquisition include the cost savings from the planned integration of network infrastructure, facilities, personnel and systems.

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

Index for Notes to the Consolidated Financial Statements
include the discount rate, estimated market share, estimated capital and operating expenditures, forecasted service revenue and a long-term growth rate for a hypothetical market participant that enters the wireless industry and builds a nationwide wireless network.

Acquired Receivables

The fair value of the assets acquired includes Accounts receivable of $317 million and EIP receivables of $891 million. The unpaid principal balance under these contracts as of the UScellular Acquisition Date was $328 million and $1.1 billion, respectively. The difference between the fair value and the unpaid principal balance primarily represents discounting for market interest rates and amounts expected to be uncollectible.

Acquisition of Vistar Media Inc.

On December 20, 2024, we entered into an agreement and plan of merger for the acquisition of 100% of the outstanding capital stock of Vistar, a provider of technology solutions for digital-out-of-home advertisements (the “Vistar Acquisition”).

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

The financial results of Vistar from the Vistar Acquisition Date through December 31, 2025, were not material to our Consolidated Statements of Comprehensive Income, nor were they material to our prior period consolidated results on a pro forma basis. Costs related to the Vistar Acquisition were not material to our Consolidated Statements of Comprehensive Income.

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

Index for Notes to the Consolidated Financial Statements
Intangible Assets

Goodwill was assigned to our Wireless segment and has a provisionally assigned value of $343 million, which represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed. The provisionally assigned goodwill recognized includes expected growth in service revenues to be achieved from the operations of the combined company, the assembled workforce of Vistar and intangible assets that do not qualify for separate recognition.

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

Acquisition of Blis Holdco Limited

On February 18, 2025, we entered into a share purchase agreement for the acquisition of 100% of the outstanding capital stock of Blis, a provider of advertising solutions (the “Blis Acquisition”).

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

The financial results of Blis from the Blis Acquisition Date through December 31, 2025, were not material to our Consolidated Statements of Comprehensive Income, nor were they material to our prior period consolidated results on a pro forma basis. Costs related to the Blis Acquisition were not material to our Consolidated Statements of Comprehensive Income.

We have accounted for the Blis Acquisition as a business combination. The fair value of consideration transferred as of the Blis Acquisition Date totaled $174 million. The identifiable assets acquired and liabilities assumed from Blis were recorded at their provisionally assigned fair values as of the Blis Acquisition Date and consolidated with those of T-Mobile. The provisionally assigned fair values of total assets acquired, including goodwill, and total liabilities assumed at the Blis Acquisition Date were $264 million and $90 million, respectively. Goodwill was assigned to our Wireless segment and has a provisionally assigned value of $105 million, which represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed. The provisionally assigned goodwill recognized includes expected growth in service revenues to be achieved from the operations of the combined company, the assembled workforce of Blis and intangible assets that do not qualify for separate recognition.

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

Index for Notes to the Consolidated Financial Statements
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

Method of Accounting

We account for the Lumos and Metronet joint ventures under the equity method of accounting. We recognize revenues for fiber customers and the related wholesale costs paid to the joint ventures for network access within Postpaid revenues and Cost of services, respectively, on our Consolidated Statements of Comprehensive Income.

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

Index for Notes to the Consolidated Financial Statements
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

For EIP receivables acquired in the UScellular Acquisition, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is accreted to interest income over the contractual life of the loan using the effective interest method. EIP receivables had a combined weighted-average effective interest rate of 10.3% and 11.1% as of December 31, 2025 and 2024, respectively.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	December 31, 2025	December 31, 2024
EIP receivables, gross	$8,626	$7,402
Unamortized imputed discount	(566)	(524)
EIP receivables, net of unamortized imputed discount	8,060	6,878
Allowance for credit losses	(380)	(290)
EIP receivables, net of allowance for credit losses and imputed discount (1)	$7,680	$6,588
Classified on our consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$4,997	$4,379
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,683	2,209
EIP receivables, net of allowance for credit losses and imputed discount	$7,680	$6,588
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

The following table presents the amortized cost of our EIP receivables, including EIP receivables acquired through the UScellular Acquisition, by delinquency status, customer credit class and year of origination as of December 31, 2025:

	Originated in 2025		Originated in 2024		Originated prior to 2024		Total EIP Receivables, Net of Unamortized Imputed Discount
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Total
Current - 30 days past due	$4,936	$1,011	$1,499	$319	$102	$8	$6,537	$1,338	$7,875
31 - 60 days past due	35	31	9	10	1	—	45	41	86
61 - 90 days past due	17	19	7	8	1	1	25	28	53
More than 90 days past due	10	17	7	10	1	1	18	28	46
EIP receivables, net of unamortized imputed discount	$4,998	$1,078	$1,522	$347	$105	$10	$6,625	$1,435	$8,060

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

Index for Notes to the Consolidated Financial Statements
As we do for our accounts receivable portfolio segment, we consider the need to adjust our estimate of credit losses on EIP receivables for reasonable and supportable forecasts of economic conditions through monitoring external forecasts and periodic internal statistical analyses.

The following table presents write-offs of our EIP receivables by year of origination for the year ended December 31, 2025:

(in millions)	Originated in 2025	Originated in 2024	Originated prior to 2024	Total
Write-offs	$234	$366	$64	$664

Activity for the years ended December 31, 2025, 2024 and 2023 in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	December 31, 2025			December 31, 2024			December 31, 2023
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$176	$814	$990	$161	$773	$934	$167	$811	$978
Bad debt expense	694	676	1,370	592	600	1,192	440	458	898
Write-offs	(654)	(664)	(1,318)	(577)	(578)	(1,155)	(446)	(518)	(964)
Allowance for credit losses for acquired credit deteriorated receivables	10	78	88	—	—	—	—	—	—
Change in imputed discount on short-term and long-term EIP receivables	N/A	225	225	N/A	199	199	N/A	220	220
Impact on the imputed discount from sales of EIP receivables	N/A	(183)	(183)	N/A	(180)	(180)	N/A	(198)	(198)
Allowance for credit losses and imputed discount, end of period	$226	$946	$1,172	$176	$814	$990	$161	$773	$934

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of December 31, 2025. In connection with the sales of certain service accounts receivable and EIP receivables pursuant to the sale arrangements, we provide guarantees of credit performance included on our Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. See Note 5 – Sales of Certain Receivables for further information.

Note 5 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP Sale Arrangement”). The maximum funding commitment of the sale arrangement is $1.3 billion. On November 10, 2025, we extended the scheduled expiration date of the EIP Sale Arrangement to November 18, 2026.

As of both December 31, 2025 and 2024, the EIP Sale Arrangement provided funding of $1.3 billion. Sales of EIP receivables occur daily and are settled on a monthly basis.

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

The following table summarizes the carrying amounts and classification of liabilities, which consist of the recourse guarantee, included on our Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	December 31, 2025	December 31, 2024
Other current liabilities	$90	$81
Other long-term liabilities	13	32

In addition, the EIP BRE is a separate legal entity with its own separate creditors who will be entitled, prior to any liquidation of the EIP BRE, to be satisfied prior to any value in the EIP BRE becoming available to us. Accordingly, the assets of the EIP BRE may not be used to settle our general obligations, and creditors of the EIP BRE have no recourse to our general credit.

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “Service Receivable Sale Arrangement”). The maximum funding commitment of the Service Receivable Sale Arrangement is $950 million, and the facility expires in February 2026. As of both December 31, 2025 and 2024, the Service Receivable Sale Arrangement provided funding of $775 million. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

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

The following table summarizes the carrying amounts and classification of liabilities included on our Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	December 31, 2025	December 31, 2024
Other current liabilities	$306	$328

Index for Notes to the Consolidated Financial Statements
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

The recourse guarantee, and prior to the effective date of the Pledge Amendments, the deferred purchase price, represents a financial instrument that is primarily tied to the creditworthiness of our customers. At inception, we elected to measure the recourse guarantee liabilities at fair value with changes in fair value included in Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income. The fair value of the recourse guarantee liabilities is determined based on a discounted cash flow model which primarily uses Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. Our recourse guarantee liabilities related to the sales of service receivables and EIP receivables were $130 million and $148 million as of December 31, 2025, and December 31, 2024, respectively. These liabilities were collateralized by $266 million and $286 million of gross service receivables and $535 million and $505 million of gross EIP receivables pledged, but unsold as of December 31, 2025, and December 31, 2024, respectively, which represent our maximum exposure under the recourse guarantee.

The following table summarizes the impact of the sales of certain service receivables and EIP receivables on our Consolidated Balance Sheets:

(in millions)	December 31, 2025	December 31, 2024
Derecognized net service accounts receivable and EIP receivables	$1,651	$1,616
Other current liabilities	397	409
of which, recourse guarantee	117	116
Other long-term liabilities	13	32
of which, recourse guarantee	13	32
Net cash proceeds since inception	1,372	1,468
Of which:
Change in net cash proceeds during the year-to-date period	(96)	(115)
Net cash proceeds funded by reinvested collections	1,468	1,583

We recognized losses from sales of receivables, including changes in fair value of the recourse guarantee liabilities, beginning on November 1, 2024, and deferred purchase price assets of $58 million, $62 million and $165 million for the years ended December 31, 2025, 2024 and 2023, respectively, in Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

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

Note 6 – Property and Equipment

The components of property and equipment, excluding amounts transferred to held for sale, were as follows:

(in millions)	Useful Lives	December 31, 2025	December 31, 2024
Land		$100	$69
Buildings and equipment	Up to 30 years	4,521	4,377
Wireless communications systems	Up to 20 years	70,653	65,778
Leasehold improvements	Up to 10 years	2,750	2,588
Capitalized software	Up to 3 years	21,762	18,566
Leased wireless devices	Up to 16 months	30	145
Construction in progress	N/A	2,329	3,377
Accumulated depreciation and amortization		(63,812)	(56,367)
Property and equipment, net		$38,333	$38,533

Total depreciation and amortization expense relating to property and equipment and financing lease right-of-use assets was $12.6 billion, $12.1 billion and $12.0 billion for the years ended December 31, 2025, 2024 and 2023.

We capitalize interest associated with the acquisition or construction of certain property and equipment and spectrum intangible assets. We recognized capitalized interest of $43 million, $34 million and $104 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Asset retirement obligations are primarily for certain legal obligations to remediate leased property on which our network infrastructure and administrative assets are located.

Activity in our asset retirement obligations for the years ended December 31, 2025 and 2024, were as follows:

(in millions)	Year Ended December 31, 2025	Year Ended December 31, 2024
Asset retirement obligations, beginning of year	$1,535	$1,716
Fair value of liabilities acquired from the UScellular Acquisition	182	—
Liabilities incurred	35	21
Liabilities settled	(46)	(307)
Accretion expense	73	69
Changes in estimated cash flows	—	36
Asset retirement obligations, end of period	$1,779	$1,535
Classified on the consolidated balance sheets as:
Other current liabilities	$114	$109
Other long-term liabilities	1,665	1,426

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $561 million and $423 million as of December 31, 2025 and 2024, respectively.

Index for Notes to the Consolidated Financial Statements
Billing System Impairment

In connection with our accelerated digital transformation initiatives, including streamlining our billing technology, we evaluated our billing system architecture strategy and concluded components of our billing system replacement plan and associated development will no longer serve our future needs. As a result, we recorded a non-cash impairment of $278 million related to capitalized software development costs during the year ended December 31, 2025, within Impairment expense on our Consolidated Statements of Comprehensive Income.

Note 7 – Goodwill, Spectrum License Transactions and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024, are as follows:

(in millions)	Goodwill
Balance as of December 31, 2023, net of accumulated impairment losses of $10,984	$12,234
Goodwill from the Ka’ena Acquisition	771
Balance as of December 31, 2024	13,005
Adjustment to goodwill from the Ka’ena Acquisition	6
Provisionally assigned goodwill from acquisitions in 2025	667
Balance as of December 31, 2025, net of accumulated impairment losses of $10,984	$13,678

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

For our annual assessment of our reporting units, we employed a qualitative approach. In addition, for our assessment of the Wireless reporting unit, the fair value was estimated using a market approach, which is based on market capitalization. We considered any events or change in circumstances that occurred, noting no indication that the fair value of our reporting units may be below their carrying amount at December 31, 2025.

Spectrum Licenses

The following table summarizes our spectrum license activity for the years ended December 31, 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Spectrum licenses, beginning of year	$100,558	$96,707	$95,798
Spectrum license acquisitions	1,417	4,822	103
Spectrum licenses acquired from the UScellular Acquisition	1,730	—	—
Spectrum licenses transferred to held for sale	(5,674)	(1,024)	(2)
Costs to clear spectrum	1	53	808
Spectrum licenses, end of year	$98,032	$100,558	$96,707

Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits. Cash proceeds from the sale of spectrum licenses are included in Proceeds from the sale of property, equipment and intangible assets on our Consolidated Statements of Cash Flows.

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

Index for Notes to the Consolidated Financial Statements
Spectrum Exchange Transactions

During the years ended December 31, 2025 and 2024, we recognized $434 million and $1.2 billion, respectively, of non-cash spectrum license acquisitions associated with the closing of certain exchange transactions.

During the years ended December 31, 2025 and 2024, we recognized $34 million and $202 million, respectively, of gains associated with the closing of certain spectrum exchange transactions as a reduction to Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income. There were no gains or losses associated with spectrum exchange transactions during the year ended December 31, 2023.

As of December 31, 2025 and 2024, $3 million and $159 million, respectively, of spectrum licenses were classified as held for sale within Other assets on our Consolidated Balance Sheets related to additional spectrum exchange agreements pending regulatory approval and closing, which are expected to close in the next 12 months. The closings of these transactions are not expected to have a significant impact on our Consolidated Statements of Comprehensive Income.

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

DISH did not purchase the 800 MHz spectrum by April 1, 2024. As such, we recognized a gain for the $100 million extension fee previously paid by DISH during the year ended December 31, 2024, within Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income and relieved the liability that was initially recorded upon receipt of the payment. On October 1, 2024, we concluded the auction process for the disposition of the spectrum as required under the final judgment agreed to by us, Deutsche Telekom AG (“DT”), Sprint LLC, SoftBank Group Corp. (“SoftBank”) and DISH with the U.S. District Court for the District of Columbia, which was approved by the Court on April 1, 2020, to offer the licenses for sale. We did not receive a qualifying bid and had been relieved of the obligation to sell the spectrum licenses. On May 30, 2025, we entered into a license purchase agreement for the sale of the 800 MHz spectrum licenses, as discussed below.

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

The FCC approved the purchase of the remaining Chicago and New Orleans deferred licenses from the second tranche on April 15, 2025. The purchase of the remaining licenses closed on June 2, 2025, and the associated payment of $604 million was made on the same day.

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

As a result of additional spectrum acquisitions we are planning with third parties, we have agreed with Comcast to accelerate the consummation of our acquisition of approximately $45 million of the Comcast Licenses. The parties are currently targeting a closing on the acquisition of this accelerated portion of the Comcast Licenses in the first half of 2026, with the remaining spectrum license acquisitions targeting a closing in the first half of 2028.

N77 License Co LLC

On September 10, 2024, we entered into a License Purchase Agreement with N77 License Co LLC (“Buyer”), pursuant to which Buyer had the option to purchase all or a portion of our remaining 3.45 GHz spectrum licenses in exchange for a range of cash consideration, with the specific licenses sold to be determined based upon the amount of committed financing raised by Buyer. Following receipt of the required regulatory approvals, on April 30, 2025, we completed the sale of a portion of our 3.45 GHz spectrum licenses for $2.0 billion. During the year ended December 31, 2025, we recognized an associated gain of $151 million as a reduction to Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

Grain Management, LLC

On May 30, 2025, we entered into a License and Unit Purchase Agreement with NEWLEVEL IV, L.P. and NEWLEVEL, LLC, both of which are affiliates of Grain Management, LLC (“Grain”), pursuant to which we will sell our 800 MHz spectrum licenses in exchange for cash consideration of $2.9 billion and the receipt of Grain’s 600 MHz spectrum licenses, which we are currently utilizing under lease agreements with Grain. In addition, we may receive a share of certain future proceeds from transactions entered into by Grain that monetize the 800 MHz spectrum licenses, subject to certain terms and conditions and following a certain return on invested capital for Grain. As of December 31, 2025, $3.6 billion of the associated 800 MHz spectrum licenses have been classified as held for sale at cost, with $2.9 billion and $690 million presented in Other current assets and Other assets, respectively, on our Consolidated Balance Sheets based on the nature of consideration to be received. The transaction is subject to customary closing conditions and contingent on the receipt of regulatory approvals, including the FCC’s approval regarding certain modifications to the 800 MHz spectrum licenses, and the parties are currently targeting a closing in the first half of 2026. We do not expect the transaction to have a material impact on our Consolidated Statements of

Index for Notes to the Consolidated Financial Statements
Comprehensive Income upon the transaction close. In addition, we expect an increase to our cash income tax liability of approximately $850 million upon the transaction close.

Impairment Assessment

For our assessment of Spectrum license impairment, we employed a qualitative approach. No events or change in circumstances have occurred that indicate the fair value of the Spectrum licenses may be below their carrying amount at December 31, 2025.

Other Intangible Assets

The components of Other intangible assets were as follows:

	Useful Lives	December 31, 2025			December 31, 2024
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships (1)	Up to 10 years	$7,599	$(4,878)	$2,721	$5,427	$(4,123)	$1,304
Reacquired rights	Up to 9 years	770	(416)	354	770	(323)	447
Tradenames and patents (1)	Up to 19 years	430	(191)	239	338	(157)	181
Favorable spectrum leases	Up to 27 years	564	(184)	380	620	(169)	451
Other (1)	Up to 10 years	557	(408)	149	478	(349)	129
Other intangible assets		$9,920	$(6,077)	$3,843	$7,633	$(5,121)	$2,512
(1)Includes intangible assets acquired through our acquisitions. See Note 2 - Business Combinations and Note 3 - Joint Ventures for more information.

Amortization expense for intangible assets subject to amortization was $975 million, $857 million and $888 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization is summarized below:

(in millions)	Estimated Future Amortization
Twelve Months Ending December 31,
2026	$987
2027	769
2028	569
2029	430
2030	278
Thereafter	810
Total	$3,843

Note 8 – Fair Value Measurements

The carrying values of Cash and cash equivalents, Accounts receivable and Accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying values of EIP receivables approximate fair value as the receivables are generally recorded at their present value using an imputed interest rate.

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

Index for Notes to the Consolidated Financial Statements
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

Accordingly, all changes in the fair value of the swaps will be initially recorded through Accumulated other comprehensive loss on our Consolidated Balance Sheets and reclassified to earnings in an amount that exactly offsets the periodic transaction gain or loss on remeasuring the debt, such that there will be no earnings volatility due to changes in foreign-currency exchange rates. Transaction gains or losses on remeasuring the EUR-denominated debt, as well as the offsetting swap amounts, are recorded within Other (expense) income, net on our Consolidated Statements of Comprehensive Income.

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

The following table summarizes the activity of our cross-currency swaps:

	Year Ended December 31,
(in millions)	2025	2024
Other (expense) income, net
Pre-tax transaction (loss) gain on remeasurement of EUR-denominated debt	$(661)	$79
Amount recognized in Other (expense) income, net reclassified from Accumulated other comprehensive loss	661	(79)
Accumulated other comprehensive loss
Amount recognized in Accumulated other comprehensive loss reclassified to Other (expense) income, net	$(661)	$79
Gain (loss) associated with the change in fair value of cross-currency swaps recognized in Accumulated other comprehensive loss	410	(58)

Interest Rate Lock Derivatives

In April 2020, we terminated our interest rate lock derivatives entered into in October 2018. Aggregate changes in the fair value of our terminated interest rate lock derivatives, net of amortization, of $771 million and $960 million are presented in Accumulated other comprehensive loss on our Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025, 2024 and 2023, we amortized $254 million, $236 million, and $219 million respectively, from Accumulated other comprehensive loss into Interest expense, net, on our Consolidated Statements of Comprehensive Income. We expect to amortize $274 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending December 31, 2026.

Recourse Guarantee Liabilities

In connection with the sales of certain service and EIP accounts receivable pursuant to the sale arrangements, we have recourse guarantee liabilities measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including estimated customer default rates and credit worthiness. See Note 5 – Sales of Certain Receivables for further information.

Index for Notes to the Consolidated Financial Statements
The carrying amounts of our recourse guarantee liabilities of $130 million and $148 million are included on our Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

Debt

The fair values of our Senior Notes and spectrum-backed Senior Secured Notes to third parties were determined based on quoted market prices in active markets. Accordingly, our Senior Notes and spectrum-backed Senior Secured Notes to third parties were classified as Level 1 within the fair value hierarchy. The fair value of our Senior Notes to affiliates was determined based on the fair value of the Senior Notes to third parties with similar terms and maturities. Accordingly, our Senior Notes to affiliates were classified as Level 2 within the fair value hierarchy. The fair values of our Senior Notes to third parties (EUR-denominated) and ABS Notes were primarily based on quoted prices in inactive markets for identical instruments and observable changes in market interest rates, both of which are Level 2 inputs. Accordingly, our Senior Notes to third parties (EUR-denominated) and ABS Notes were classified as Level 2 within the fair value hierarchy. The fair value of our ECA Facilities (as defined below) was determined based on a discounted cash flow approach using market interest rates of instruments with similar maturities and credit risk. Accordingly, our ECA Facilities were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to third parties (EUR-denominated), Senior Notes to affiliates, ABS Notes and ECA Facilities. The fair value estimates were based on information available as of December 31, 2025 and 2024. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt, excluding accrued interest, included on our Consolidated Balance Sheets were as follows:

(in millions)	Level within the Fair Value Hierarchy	December 31, 2025		December 31, 2024
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$74,575	$70,517	$71,783	$65,631
Senior Notes to third parties (EUR-denominated)	2	5,551	5,460	2,058	2,125
Senior Notes to affiliates	2	1,498	1,500	1,497	1,491
Senior Secured Notes to third parties	1	844	835	1,361	1,330
ABS Notes to third parties	2	1,995	2,017	1,566	1,570
ECA Facilities to third parties	2	1,819	1,876	—	—

Index for Notes to the Consolidated Financial Statements
Note 9 – Debt

Debt was as follows:

(in millions)	December 31, 2025	December 31, 2024
3.500% Senior Notes due 2025	$—	$3,000
4.738% Series 2018-1 A-1 Notes due 2025	—	131
1.500% Senior Notes due 2026	1,000	1,000
2.250% Senior Notes due 2026	1,800	1,800
2.625% Senior Notes due 2026	1,200	1,200
7.625% Senior Notes due 2026	—	1,500
3.750% Senior Notes due 2027	4,000	4,000
5.375% Senior Notes due 2027	—	500
2.050% Senior Notes due 2028	1,750	1,750
4.750% Senior Notes due 2028	1,500	1,500
4.750% Senior Notes to affiliates due 2028	1,500	1,500
4.800% Senior Notes due 2028	900	900
4.910% Class A Senior ABS Notes due 2025	—	570
4.950% Senior Notes due 2028	1,000	1,000
5.152% Series 2018-1 A-2 Notes due 2028	827	1,194
6.875% Senior Notes due 2028	2,475	2,475
2.400% Senior Notes due 2029	500	500
2.625% Senior Notes due 2029	1,000	1,000
3.375% Senior Notes due 2029	2,350	2,350
3.550% Senior Notes due 2029 (EUR-denominated)	705	621
4.200% Senior Notes due 2029	700	700
4.250% Class A Senior ABS Notes due 2029	500	500
4.740% Class A Senior ABS Notes due 2029	500	—
4.850% Senior Notes due 2029	1,000	1,000
5.050% Class A Senior ABS Notes due 2029	500	500
3.875% Senior Notes due 2030	7,000	7,000
4.340% Class A Senior ABS Notes due 2030	500	—
2.250% Senior Notes due 2031	1,000	1,000
2.550% Senior Notes due 2031	2,500	2,500
2.875% Senior Notes due 2031	1,000	1,000
3.500% Senior Notes due 2031	2,450	2,450
2.700% Senior Notes due 2032	1,000	1,000
3.150% Senior Notes due 2032 (EUR-denominated)	1,175	—
3.700% Senior Notes due 2032 (EUR-denominated)	881	777
5.125% Senior Notes due 2032	1,250	—
8.750% Senior Notes due 2032	2,000	2,000
4.625% Senior Notes due 2033	800	—
5.050% Senior Notes due 2033	2,600	2,600
5.200% Senior Notes due 2033	1,250	1,250
6.700% Senior Notes due 2033	489	—
5.150% Senior Notes due 2034	1,250	1,250
5.750% Senior Notes due 2034	1,000	1,000
4.700% Senior Notes due 2035	900	900
4.950% Senior Notes due 2035	1,000	—
5.300% Senior Notes due 2035	1,000	—
ECA Facility due March 2036 (1)	913	—
ECA Facility due November 2036 (1)	957	—
3.850% Senior Notes due 2036 (EUR-denominated)	764	673
3.500% Senior Notes due 2037 (EUR-denominated)	1,175	—
4.375% Senior Notes due 2040	2,000	2,000
3.000% Senior Notes due 2041	2,500	2,500
3.800% Senior Notes due 2045 (EUR-denominated)	881	—
4.500% Senior Notes due 2050	3,000	3,000
3.300% Senior Notes due 2051	3,000	3,000
3.400% Senior Notes due 2052	2,800	2,800
5.650% Senior Notes due 2053	1,750	1,750
5.750% Senior Notes due 2054	1,250	1,250
6.000% Senior Notes due 2054	1,000	1,000

Index for Notes to the Consolidated Financial Statements

5.250% Senior Notes due 2055	900	900
5.500% Senior Notes due 2055	750	750
5.875% Senior Notes due 2055	1,250	—
5.700% Senior Notes due 2056	1,000	—
3.600% Senior Notes due 2060	1,700	1,700
5.800% Senior Notes due 2062	750	750
6.250% Senior Notes due 2069	393	—
5.500% Senior Notes due March 2070	401	—
5.500% Senior Notes due June 2070	395	—
Unamortized Premium on debt to third parties	666	775
Unamortized Discount on debt to third parties	(313)	(223)
Debt issuance costs and consent fees	(352)	(278)
Total debt	86,282	78,265
Less: Current portion of Senior Notes	5,135	4,068
Total long-term debt	$81,147	$74,197
(1)Interest is based on the Secured Overnight Financing Rate (“SOFR”) for the interest period plus an applicable margin. The floating rate, including the applicable margin, on the ECA Facility due March 2036 was 4.927% for the interest payment made during the year ended December 31, 2025. No interest was paid on the ECA Facility due November 2036 during the year ended December 31, 2025.

Long-term debt was classified as follows:

(in millions)	December 31, 2025	December 31, 2024
Long-term debt	$79,649	$72,700
Long-term debt to affiliates	1,498	1,497
Total long-term debt	$81,147	$74,197

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was approximately 4.2% and 4.1% on weighted-average debt outstanding of $83.0 billion and $78.3 billion for the years ended December 31, 2025 and 2024, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt to third parties and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Senior Notes

The Senior Notes are guaranteed on a senior unsecured basis by the Company and certain of our consolidated subsidiaries. They are redeemable at our discretion, in whole or in part, at any time. The redemption price is calculated by reference to the date on which such notes are redeemed and includes a premium, generally until the notes reach a par call date, on or after which they are redeemable at par. The amount of time by which the par call date, where applicable, precedes the maturity date of the respective series of Senior Notes generally varies from one month to three years.

Index for Notes to the Consolidated Financial Statements
Issuances and Borrowings

During the year ended December 31, 2025, we issued and borrowed the following debt:

(in millions)	Principal Issuances	Discounts and Issuance Costs, Net (1)	Net Proceeds from Issuance of Long-Term Debt	Issue Date
3.150% Senior Notes due 2032 (EUR-denominated)	$1,036	$(5)	$1,031	February 11, 2025
3.500% Senior Notes due 2037 (EUR-denominated)	1,036	(8)	1,028	February 11, 2025
3.800% Senior Notes due 2045 (EUR-denominated)	777	(7)	770	February 11, 2025
5.125% Senior Notes due 2032	1,250	(7)	1,243	March 27, 2025
5.300% Senior Notes due 2035	1,000	(7)	993	March 27, 2025
5.875% Senior Notes due 2055	1,250	(15)	1,235	March 27, 2025
6.700% Senior Notes due 2033 (2)	489	56	—	August 5, 2025
6.250% Senior Notes due 2069 (2)	393	3	—	August 5, 2025
5.500% Senior Notes due March 2070 (2)	401	(42)	—	August 5, 2025
5.500% Senior Notes due June 2070 (2)	395	(42)	—	August 5, 2025
4.625% Senior Notes due 2033	800	(5)	795	October 9, 2025
4.950% Senior Notes due 2035	1,000	(9)	991	October 9, 2025
5.700% Senior Notes due 2056	1,000	(15)	985	October 9, 2025
Total of Senior Notes issued	10,827	(103)	9,071
4.740% Class A Senior ABS Notes due 2029	500	(2)	498	February 27, 2025
4.340% Class A Senior ABS Notes due 2030	500	(2)	498	August 6, 2025
Total of ABS Notes issued	1,000	(4)	996
4.927% ECA Facility due March 2036	1,000	(30)	970	March 17, 2025
4.502% ECA Facility due November 2036	500	(13)	487	November 28, 2025
4.392% ECA Facility due November 2036	500	(11)	489	December 18, 2025
Total of credit facilities borrowed	2,000	(54)	1,946
Total Issuances and Borrowings	$13,827	$(161)	$12,013
(1)Includes accrued or paid issuance costs and discounts.
(2)In connection with the closing of the UScellular Acquisition, we became obligated to execute the Exchange Offers of certain senior notes of UScellular pursuant to which T-Mobile notes with an aggregate outstanding principal balance of $1.7 billion were issued with the same interest rate, interest payment dates, maturity dates and redemption terms as each corresponding series of senior notes of UScellular. See Note 2 – Business Combinations for further information regarding the UScellular Acquisition.

Subsequent to December 31, 2025, on January 12, 2026, we issued $1.2 billion of 5.000% Senior Notes due 2036 and $850 million of 5.850% Senior Notes due 2056.

Credit Facilities

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $7.5 billion, including a letter of credit sub-facility of up to $1.5 billion and a swingline loan sub-facility of up to $500 million. As of December 31, 2025 and 2024, we did not have an outstanding balance under the Revolving Credit Facility.

Subsequent to December 31, 2025, on January 5, 2026, we entered into a Second Amended and Restated Credit Agreement (the “January 2026 Credit Agreement”) with certain financial institutions named therein. The January 2026 Credit Agreement amends and restates in its entirety the Amended and Restated Credit Agreement dated as of October 17, 2022. The January 2026 Credit Agreement increases the commitments under the revolving credit facility from $7.5 billion to $10.0 billion and extends the maturity of the commitments to January 5, 2031, except as otherwise extended or replaced.

Index for Notes to the Consolidated Financial Statements
Note Redemptions and Repayments

During the year ended December 31, 2025, we made the following note redemptions and repayments:

(in millions)	Principal Amount	Write-off of Issuance Cost and Consent Fees (1)	Redemption or Repayment Date	Redemption Price
3.500% Senior Notes due 2025	$3,000	$—	April 15, 2025	N/A
5.375% Senior Notes due 2027	500	1	September 1, 2025	100%
7.625% Senior Notes due 2026	1,500	(13)	November 1, 2025	100%
Total Redemptions	$5,000	$(12)

4.738% Secured Series 2018-1 A-1 Notes due 2025	$131	$—	January 13, 2025	N/A
ECA Facility due March 2036	87	—	Various	N/A
5.152% Series 2018-1 A-2 Notes due 2028	368	—	Various	N/A
4.910% Class A Senior ABS Notes due 2025	570	—	Various	N/A
ECA Facility due November 2036	43	—	November 28, 2025	N/A
Total Repayments	$1,199	$—
(1)Write-off of issuance costs and consent fees are included in Other (expense) income, net on our Consolidated Statements of Comprehensive Income. Write-off of issuance costs and consent fees are included in Other, net within Net cash provided by operating activities on our Consolidated Statements of Cash Flows.

Subsequent to December 31, 2025, on January 22, 2026, we delivered notices of redemption on $3.0 billion aggregate principal amount of our 4.750% Senior Notes due 2028 and 4.750% Senior Notes to affiliates due 2028. We redeemed the notes at par on February 1, 2026.

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

As of December 31, 2025, $2.0 billion of our ABS Notes were secured in total by $2.6 billion of gross EIP receivables and collections on such receivables. Our ABS Notes and the assets securing this debt are included on our Consolidated Balance Sheets.

Index for Notes to the Consolidated Financial Statements
The expected maturities of our ABS Notes as of December 31, 2025, were as follows:

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

The following table summarizes the carrying amounts and classification of assets and liabilities included in our Consolidated Balance Sheets with respect to the ABS Entities:

(in millions)	December 31, 2025	December 31, 2024
Assets
Equipment installment plan receivables, net	$1,865	$1,472
Equipment installment plan receivables due after one year, net	543	352
Other current assets	232	151
Liabilities
Accounts payable and accrued liabilities	$3	$2
Short-term debt	594	570
Long-term debt	1,401	996

See Note 4 – Receivables and Related Allowance for Credit Losses for additional information on the EIP receivables used to secure the ABS Notes.

Master Receivables Financing Agreement

Subsequent to December 31, 2025, on February 5, 2026, we entered into a master receivables financing agreement with certain third parties that provides for a revolving loan facility secured by pledged service customer relationships, which include current as well as future monthly service receivables, during the borrowing period (the “MRFA”). Concurrently with the execution of the MRFA, we borrowed $1.0 billion with a floating interest rate indexed to SOFR plus an applicable margin, maturing on February 5, 2027, a one-year borrowing period. The net proceeds will be reflected in Proceeds from issuance of short-term debt on our Condensed Consolidated Statements of Cash Flows for the three months ending March 31, 2026.

Spectrum Financing

On April 1, 2020, in connection with the closing of the Sprint Merger, we assumed Sprint’s spectrum-backed notes, which are collateralized by the acquired, directly held and third-party leased Spectrum licenses (collectively, the “Spectrum Portfolio”) transferred to wholly owned bankruptcy-remote special purpose entities (collectively, the “Spectrum Financing SPEs”). As of December 31, 2025 and 2024, the total outstanding obligations under these Notes were $827 million and $1.3 billion, respectively.

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

Index for Notes to the Consolidated Financial Statements
In March 2018, Sprint issued approximately $3.9 billion in aggregate principal amount of senior secured notes (the “2018 Spectrum-Backed Notes” and together with the 2016 Spectrum-Backed Notes, the “Spectrum-Backed Notes”) under the existing $7.0 billion securitization program, consisting of two series of senior secured notes. The first series of notes totaled $2.1 billion in aggregate principal amount, bearing interest at 4.738% per annum, and had quarterly interest-only payments until June 2021, with additional quarterly principal payments commencing in June 2021 through March 2025, which was fully repaid on January 13, 2025. The second series of notes totaled approximately $1.8 billion in aggregate principal amount, bears interest at 5.152% per annum, and had quarterly interest-only payments until June 2023, with additional quarterly principal payments commencing in June 2023 through March 2028. As of December 31, 2025, $368 million of the aggregate principal amount was classified as Short-term debt on our Consolidated Balance Sheets. The Spectrum Portfolio, which also serves as collateral for the Spectrum-Backed Notes, remains substantially identical to the original portfolio from October 2016.

Simultaneously with the October 2016 offering, Sprint Communications, Inc. entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. Sprint Communications, Inc. is required to make monthly lease payments to the Spectrum Financing SPEs in an aggregate amount that is market-based relative to the spectrum usage rights as of the closing date and equal to $165 million per month. The lease payments, which are guaranteed by T-Mobile subsidiaries subsequent to the Sprint Merger, are sufficient to service all outstanding series of the 2016 Spectrum-Backed Notes and the lease also constitutes collateral for the senior secured notes. Because the Spectrum Financing SPEs are wholly owned T-Mobile subsidiaries subsequent to the Sprint Merger, these entities are consolidated and all intercompany activity has been eliminated.

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

Commercial Paper

On July 25, 2023, we established an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements, and proceeds are expected to be used for general corporate purposes. As of December 31, 2025 and 2024, there was no outstanding balance under this program.

Standby Letters of Credit

For the purposes of securing our general purpose obligations and obligations to provide device insurance services, we maintain an agreement for standby letters of credit with certain financial institutions. Our outstanding standby letters of credit were $116 million and $152 million as of December 31, 2025 and 2024, respectively.

ECA Facilities

On January 31, 2025, we entered into a credit agreement with certain financial institutions, backed by an Export Credit Agency (an “ECA Facility”), providing for a loan of up to $1.0 billion to finance network equipment-related purchases (the “ECA Facility due March 2036”). The obligations under this ECA Facility are also guaranteed by us and by all of our wholly owned domestic restricted subsidiaries (subject to customary exceptions). On March 17, 2025, we drew down the full $1.0 billion available under the ECA Facility due March 2036 and recognized the net proceeds within Proceeds from issuance of long-term debt, net on our Consolidated Statements of Cash Flows. Borrowings under this ECA Facility are amortized semi-annually in equal installments up to the maturity date of March 15, 2036. Interest is based on the SOFR for the interest period plus an applicable margin.

On August 29, 2025, we entered into an ECA Facility, providing for a loan of up to $1.0 billion to finance network equipment-related purchases (the “ECA Facility due November 2036”). The obligations under this ECA Facility are also guaranteed by us and by all of our wholly owned domestic restricted subsidiaries (subject to customary exceptions). During the fourth quarter of

Index for Notes to the Consolidated Financial Statements
2025, we drew down the full $1.0 billion available under the ECA Facility due November 2036 and recognized the net proceeds within Proceeds from issuance of long-term debt, net on our Consolidated Statements of Cash Flows. Borrowings under this ECA Facility are amortized semi-annually in equal installments up to the maturity date of November 30, 2036. Interest is based on SOFR for the interest period plus an applicable margin.

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

Acquired CCI Tower Lease Arrangements

Prior to the Sprint Merger, Sprint entered into a lease-out and leaseback arrangement with Global Signal Inc., a third party that was subsequently acquired by CCI, that conveyed to CCI the exclusive right to manage and operate approximately 6,400 tower sites (“Master Lease Sites”) via a master prepaid lease. These agreements were assumed upon the close of the Sprint Merger, at which point the remaining term of the lease-out was approximately 17 years with no renewal options. CCI has a fixed price purchase option for all (but not less than all) of the leased or subleased sites for approximately $2.3 billion, exercisable one year prior to the expiration of the agreement and ending 120 days prior to the expiration of the agreement. We lease back a portion of the space at certain tower sites.

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

Index for Notes to the Consolidated Financial Statements
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

The following table summarizes the balances associated with both of the tower arrangements on our Consolidated Balance Sheets:

(in millions)	December 31, 2025	December 31, 2024
Property and equipment, net	$1,922	$2,069
Tower obligations	3,532	3,664
Other long-term liabilities	554	554

Future minimum payments related to the tower obligations are approximately $389 million for the 12-month period ending December 31, 2026, $810 million in total for both of the 12-month periods ending December 31, 2027 and 2028, $862 million in total for both of the 12-month periods ending December 31, 2029 and 2030, and $3.2 billion in total thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities, as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $241 million in our Operating lease liabilities as of December 31, 2025.

Note 11 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communications and broadband services to a variety of customers, but focus primarily on two categories of customers:

•Postpaid customers generally include customers who are qualified to pay after receiving service utilizing phones, 5G broadband gateways, fiber connections, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and IoT); and
•Prepaid customers generally include customers who pay for service in advance.

We also provide services to wholesale customers which include Machine-to-Machine and Mobile Virtual Network Operator customers that operate on our network but are managed by wholesale partners.

Postpaid service revenues, including postpaid phone revenues and postpaid other revenues, were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Postpaid service revenues
Postpaid phone revenues	$49,443	$45,762	$43,449
Postpaid other revenues	8,489	6,578	5,243
Total postpaid service revenues	$57,932	$52,340	$48,692

The balances presented in each revenue line item on our Consolidated Statements of Comprehensive Income represent categories of revenue from contracts with customers disaggregated by type of product and service. Postpaid and prepaid service revenues also include revenues earned for providing premium services to customers, such as device insurance services.

Index for Notes to the Consolidated Financial Statements
Contract Balances

The contract asset and contract liability balances from contracts with customers as of December 31, 2025 and 2024, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2024	$720	$1,219
Balance as of December 31, 2025	1,307	1,653
Change	$587	$434

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the contract asset balance reflects customer activity related to new promotions, offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of $920 million and $492 million as of December 31, 2025 and 2024, respectively, was included in Other current assets on our Consolidated Balance Sheets.

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

Revenues for the years ended December 31, 2025, 2024 and 2023, include the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
Amounts included in the beginning of year contract liability balance	$1,173	$787	$747

Remaining Performance Obligations

As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $2.7 billion. We expect to recognize revenue as the service is provided on these postpaid contracts, generally over a period of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of December 31, 2025, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $1.2 billion, $938 million and $2.2 billion for 2026, 2027 and 2028 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to six years.

Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $2.0 billion for both December 31, 2025 and 2024, and is included in Other assets on our Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income were $1.9 billion, $2.0 billion, and $1.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the years ended December 31, 2025, 2024 and 2023.

Index for Notes to the Consolidated Financial Statements
Note 12 – Segment Reporting

We manage our business activities on a consolidated basis and operate as a single operating segment: Wireless. We primarily derive our revenue in the United States by providing wireless communications and broadband services to customers using our wireless networks and selling devices that provide customers access to our wireless networks. The accounting policies of the Wireless segment are the same as those described in Note 1 – Summary of Significant Accounting Policies.

Our chief operating decision maker (“CODM”) is our President and Chief Executive Officer. The CODM uses Net income, as reported on our Consolidated Statements of Comprehensive Income, in evaluating performance of the Wireless segment and determining how to allocate resources of the Company as a whole, including investing in our networks and customers, stockholder return programs and acquisition strategy. The CODM does not review assets in evaluating the results of the Wireless segment, and therefore, such information is not presented.

The following table provides the operating financial results of our Wireless segment:

	Year Ended December 31,
(in millions)	2025	2024	2023
Total revenues	$88,309	$81,400	$78,558
Less: Significant and other segment expenses
Cost of equipment sales	21,277	18,882	18,533
Employee expenses	8,553	7,041	7,629
Lease expense	5,197	5,066	5,398
Advertising expense	3,668	3,067	2,515
Bad debt expense	1,370	1,192	898
Other segment items (1)	16,179	15,223	16,526
Impairment expense	278	—	—
Gain on disposal group held for sale	—	—	(25)
Depreciation and amortization	13,508	12,919	12,818
Interest expense, net	3,774	3,411	3,335
Other expense (income), net	224	(113)	(68)
Income tax expense	3,289	3,373	2,682
Segment net income	$10,992	$11,339	$8,317
(1)Other segment items included in Segment net income primarily includes certain third-party commissions, external labor and services and backhaul expenses.

Note 13 – Employee Compensation and Benefit Plans

In June 2023, the stockholders of the Company approved the T-Mobile US, Inc. 2023 Incentive Award Plan (the “2023 Plan”), which replaced the 2013 Omnibus Incentive Plan and the Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan that T-Mobile assumed in connection with the closing of the Sprint Merger (collectively, with the 2023 Plan, the “Incentive Plans”). Under the 2023 Plan, we are authorized to issue up to 33 million shares of our common stock and can grant stock options, stock appreciation rights, restricted stock, RSUs and PRSUs to eligible employees, consultants, advisors and non-employee directors. As of December 31, 2025, there were approximately 25 million shares of common stock available for future grants under the 2023 Plan.

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

Index for Notes to the Consolidated Financial Statements
Stock-based compensation expense and related income tax benefits were as follows:

	As of and for the Year Ended December 31,
(in millions, except shares, per share and contractual life amounts)	2025	2024	2023
Stock-based compensation expense	$829	$649	$667
Income tax benefit related to stock-based compensation	$146	$129	$130
Weighted-average fair value per stock award granted	$254.93	$162.99	$143.09
Unrecognized compensation expense	$932	$645	$637
Weighted-average period to be recognized (years)	1.9	1.8	1.8
Fair value of stock awards vested	$1,333	$820	$889

Stock Awards

The following activity occurred under the Incentive Plans during the year ended December 31, 2025:

Time-Based Restricted Stock Units

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2024	6,637,235	$151.55	0.8	$1,465
Granted	4,164,914	259.31
Assumed through acquisition	339,324	233.41
Vested	(4,535,878)	166.10
Forfeited	(554,457)	217.70
Nonvested, December 31, 2025	6,051,138	215.34	0.8	1,226

Performance-Based Restricted Stock Units

(in millions, except shares, per share and contractual life amounts)	Number of Units or Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2024	559,364	$159.79	0.9	$123
Granted	400,650	269.28
Performance award achievement adjustments (1)	241,488	155.67
Vested	(614,347)	164.83
Forfeited	(69,035)	256.21
Nonvested, December 31, 2025	518,120	223.71	1.6	105
(1)Represents PRSUs granted prior to 2025 for which the performance achievement period was completed in 2025, resulting in incremental unit awards. These PRSU awards are also included in the amount vested in 2025.

PRSUs included in the table above are shown at target. Share payout can range from 0% to 200% based on different performance outcomes. Weighted-average grant date fair value of RSU and PRSU awards assumed through acquisition is based on the fair value on the date assumed.

Payment of the underlying shares in connection with the vesting of RSU and PRSU awards generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. With respect to RSUs and PRSUs settled in shares, we have agreed to withhold shares of common stock otherwise issuable under the RSU and PRSU awards to cover certain of these tax obligations, with the net shares issued to the employee accounted for as outstanding common stock. We withheld 1,677,377, 1,552,111 and 2,027,800 shares of common stock to cover tax obligations associated with the payment of shares upon vesting of stock awards and remitted cash of $434 million, $269 million and $297 million to the appropriate tax authorities for the years ended December 31, 2025, 2024 and 2023, respectively.

Employee Stock Purchase Plan

Our ESPP allows eligible employees to contribute up to 15% of their eligible earnings toward the semi-annual purchase of our shares of common stock at a discounted price, subject to an annual maximum dollar amount. Employees can purchase stock at a 15% discount applied to the closing stock price on the first or last day of the six-month offering period, whichever price is

Index for Notes to the Consolidated Financial Statements
lower. The number of shares issued under our ESPP was 1,150,449, 1,519,242 and 1,771,475 for the years ended December 31, 2025, 2024 and 2023, respectively. In June 2023, the stockholders of the Company approved an amendment to our ESPP plan, increasing the share reserve to 14,000,000. As of December 31, 2025, the number of securities remaining available for future sale and issuance under the ESPP was 10,622,260.

Pension and Other Postretirement Benefits Plans

On December 20, 2024, we settled $572 million of our Sprint Retirement Pension Plan retiree obligations, resulting in a gain of $80 million, recognized within Other (expense) income, net on our Consolidated Statements of Comprehensive Income. This partial plan settlement is the result of us purchasing a nonparticipating annuity that involves the transfer of significant risk from us to the insurance company (commonly referred to as a “buy-out”). This transaction is an irrevocable action, relieves us of our responsibility for the postretirement benefit obligations that were settled, and eliminates the risks related to the obligation and the assets used to effect the settlement.

The objective for the investment portfolio of the Pension Plan is to achieve a long-term nominal rate of return, net of fees, that exceeds the Pension Plan's long-term expected rate of return on investments for funding purposes. To meet this objective, our investment strategy is governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 51% to equities; 30% to fixed income investments; and 19% to real estate, infrastructure and private assets. Actual allocations are allowed to deviate from target allocation percentages within a range for each asset class as defined in the investment policy. The long-term expected rate of return on plan assets was 8% and 7% for the years ended December 31, 2025 and 2024, respectively, while the actual rate of return on plan assets was 16% and 6% for the years ended December 31, 2025 and 2024, respectively. The long-term expected rate of return on investments for funding purposes is 8% for the year ending December 31, 2026.

The components of net benefit recognized for the Pension Plan were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Interest on projected benefit obligations	$50	$83	$86
Gain on settlement and amortization of actuarial gain	(8)	(119)	(59)
Expected return on pension plan assets	(52)	(99)	(97)
Net pension benefit	$(10)	$(135)	$(70)

The net benefit associated with the Pension Plan is included in Other income (expense), net on our Consolidated Statements of Comprehensive Income.

Investments of the Pension Plan are measured at fair value on a recurring basis, which is determined using quoted market prices or estimated fair values. As of December 31, 2025, 13% of the investment portfolio was valued at quoted prices in active markets for identical assets, 76% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs, and 11% was valued using unobservable inputs that are supported by little or no market activity, the majority of which used the net asset value per share (or its equivalent) as a practical expedient to measure the fair value. As of December 31, 2024, 26% of the investment portfolio was valued at quoted prices in active markets for identical assets, 62% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs, and 12% was valued using unobservable inputs that are supported by little or no market activity, the majority of which used the net asset value per share (or its equivalent) as a practical expedient to measure the fair value.

The fair values of our Pension Plan assets and certain other postretirement benefit plan assets in aggregate were $732 million and $626 million as of December 31, 2025 and 2024, respectively. Our accumulated benefit obligations in aggregate were $908 million and $895 million as of December 31, 2025 and 2024, respectively. As a result, the plans were underfunded by approximately $176 million and $269 million as of December 31, 2025 and 2024, respectively, and were recorded in Other long-term liabilities on our Consolidated Balance Sheets. In determining our pension obligation for the years ended December 31, 2025 and 2024, we used a weighted-average discount rate of 6% for both years.

During the years ended December 31, 2025, 2024 and 2023, we made contributions of $66 million, $52 million and $32 million, respectively, to the benefit plans. We expect to make contributions to the Plan of $31 million through the year ending December 31, 2026.

Index for Notes to the Consolidated Financial Statements
Future benefits expected to be paid are approximately $54 million for the 12-month period ending December 31, 2026, $114 million in total for both of the 12-month periods ending December 31, 2027 and 2028, $122 million in total for both of the 12-month periods ending December 31, 2029 and 2030, and $323 million in total thereafter.

Employee Retirement Savings Plan

We sponsor retirement savings plans for the majority of our employees under Section 401(k) of the Internal Revenue Code and similar plans. The plans allow employees to contribute a portion of their pre-tax and post-tax income in accordance with specified guidelines. The plans provide that we match a percentage of employee contributions up to certain limits. Employer matching contributions were $171 million, $159 million and $171 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 14 – Income Taxes

Our sources of Income before income taxes were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
U.S. income	$14,018	$14,607	$10,943
Foreign income	263	105	56
Income before income taxes	$14,281	$14,712	$10,999

Income tax expense is summarized as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Current tax expense
Federal	$(54)	$(57)	$(42)
State	(295)	(179)	(28)
Foreign	(76)	(17)	(12)
Total current tax expense	(425)	(253)	(82)
Deferred tax expense
Federal	(2,608)	(2,743)	(2,150)
State	(216)	(348)	(417)
Foreign	(40)	(29)	(33)
Total deferred tax expense	(2,864)	(3,120)	(2,600)
Total income tax expense	$(3,289)	$(3,373)	$(2,682)

Index for Notes to the Consolidated Financial Statements
The following table summarizes income tax expense and the calculation of the effective income tax rate:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
(in millions, except percentages)	Income Tax Expense	Effective Tax Rate	Income Tax Expense	Effective Tax Rate	Income Tax Expense	Effective Tax Rate
Pre-tax income	$14,281		$14,712		$10,999
Income tax expense	3,289		3,373		2,682
Effective income tax rate		23.0%		22.9%		24.4%

US federal statutory income tax rate	2,999	21.0%	3,089	21.0%	2,310	21.0%
Domestic federal
Tax credits	(286)	(2.0)%	(141)	(1.0)%	(130)	(1.2)%
Non-taxable or non-deductible items	(34)	(0.2)%	35	0.2%	(5)	—%
Cross-border tax laws	55	0.3%	21	0.2%	19	0.2%
Changes in valuation allowances	(1)	—%	(14)	(0.1)%	(12)	(0.1)%
Other	15	0.1%	(26)	(0.2)%	(6)	—%
Domestic state & local income tax, net of federal income tax effect	421	3.0%	451	3.1%	422	3.8%
Foreign tax effects	67	0.5%	26	0.2%	26	0.2%
Changes in unrecognized tax benefits	53	0.3%	(68)	(0.5)%	58	0.5%
Effective income tax rate	$3,289	23.0%	$3,373	22.9%	$2,682	24.4%

In 2025, state and local income taxes in California, Illinois, Iowa, Texas and Wisconsin comprise the majority of the domestic state and local income taxes, net of federal income tax effect category. In 2024, state and local income taxes in California, Florida, Illinois, New Jersey and Texas comprise the majority of that same category. In 2023, state and local income taxes in California, Florida, Illinois, New Jersey, New York and New York City comprise the majority of that same category.

Significant components of deferred income tax assets and liabilities, tax effected, are as follows:

(in millions)	December 31, 2025	December 31, 2024
Deferred tax assets
Loss carryforwards	$2,537	$3,844
Lease liabilities	7,814	7,781
Reserves and accruals	1,160	958
Other	2,932	3,959
Deferred tax assets, gross	14,443	16,542
Valuation allowance	(240)	(259)
Deferred tax assets, net	14,203	16,283
Deferred tax liabilities
Spectrum licenses	20,105	19,527
Property and equipment	6,399	5,874
Lease right-of-use assets	6,543	6,508
Other	739	1,074
Total deferred tax liabilities	33,786	32,983
Net deferred tax liabilities	$19,583	$16,700

Classified on the consolidated balance sheets as:
Deferred tax liabilities	$19,583	$16,700

As of December 31, 2025, we have tax effected federal net operating loss (“NOL”) carryforwards of $1.8 billion, state NOL carryforwards of $1.4 billion and foreign NOL carryforwards of $8 million, expiring through 2045. Federal and certain state NOLs of $1.7 billion generated in and after 2018 do not expire. As of December 31, 2025, our tax effected federal, state and foreign NOL carryforwards for financial reporting purposes were approximately $167 million, $682 million and $8 million, respectively, less than our NOL carryforwards for federal, state and foreign income tax purposes, due to unrecognized tax benefits of the same amount. The unrecognized tax benefit amounts exclude offsetting tax effects of $180 million in other jurisdictions.

Index for Notes to the Consolidated Financial Statements
As of December 31, 2025, we have research and development, corporate alternative minimum tax, investment and other general business credit carryforwards with a combined value of $648 million for federal income tax purposes, an immaterial amount of which begins to expire in 2042.

As of December 31, 2025, 2024 and 2023, our valuation allowance was $240 million, $259 million and $306 million, respectively. The change from December 31, 2024, to December 31, 2025 primarily related to the release of valuation allowance on state NOLs due to the expiration of those attributes. The change from December 31, 2023, to December 31, 2024 primarily related to a reduction in the valuation allowance against federal and state deferred tax assets resulting from a change in expected utilization of accumulated capital losses.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are currently under examination by various states. Management does not believe the resolution of any of the audits will result in a material change to our financial condition, results of operations or cash flows. The IRS has concluded audits of certain of our federal tax returns, most recently the 2020 tax year; however, NOL and other carryforwards for certain prior periods remain open for examination. U.S. federal, state and foreign examination for years prior to 2006 are generally closed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Unrecognized tax benefits, beginning of year	$1,470	$1,477	$1,254
Gross increases to tax positions in prior periods	70	140	19
Gross decreases to tax positions in prior periods	(147)	(201)	(39)
Gross increases to current period tax positions	166	132	256
Gross decreases due to settlements with taxing authorities	(62)	(11)	—
Gross decreases due to statute of limitations lapse	(18)	(67)	(13)
Unrecognized tax benefits, end of year	$1,479	$1,470	$1,477

As of December 31, 2025, 2024 and 2023, we had $1.3 billion in unrecognized tax benefits that, if recognized, would affect our annual effective tax rate. Penalties and interest on income tax assessments are included in Selling, general and administrative and Interest expense, respectively, on our Consolidated Statements of Comprehensive Income. The accrued interest and penalties associated with unrecognized tax benefits are insignificant.

Income taxes paid, net of refunds received, were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Federal	$97	$113	$10
State & local
Texas	34	27	26
Illinois	42	NM	18
California	190	(10)	(10)
Other	65	40	26
Total state & local	331	57	60
Foreign
Puerto Rico	NM	NM	35
Other	23	9	3
Total foreign	23	9	38
Total income taxes paid, net	$451	$179	$108
NM - Not meaningful, the amount of income taxes paid does not meet the 5% disaggregation threshold for reporting.

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

Index for Notes to the Consolidated Financial Statements
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

During the years ended December 31, 2024 and 2023, we paid an aggregate of $3.3 billion and $747 million, respectively, in cash dividends to our stockholders under the 2023-2024 Stockholder Return Program, which were presented within Net cash used in financing activities on our Consolidated Statements of Cash Flows, of which during the years ended December 31, 2024 and 2023, $1.7 billion and $393 million, respectively, were paid to DT.

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

2025 Stockholder Return Program

On December 13, 2024, we announced that our Board of Directors authorized our 2025 Stockholder Return Program of up to $14.0 billion through December 31, 2025. The 2025 Stockholder Return Program consisted of repurchases of shares of our common stock and the payment of cash dividends.

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

On September 18, 2025, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which was paid on December 11, 2025, to stockholders of record as of the close of business on November 26, 2025.

During the year ended December 31, 2025, we paid an aggregate of $4.1 billion in cash dividends to our stockholders under the 2025 Stockholder Return Program, which were presented within Net cash used in financing activities on our Consolidated Statements of Cash Flows, of which during the year ended December 31, 2025, $2.1 billion were paid to DT.

During the year ended December 31, 2025, we repurchased 42,363,226 shares of our common stock at an average price per share of $232.96 for a total purchase price of $9.9 billion, under the 2025 Stockholder Return Program. All shares repurchased during the year ended December 31, 2025, were purchased at market price.

2026 Stockholder Return Program

On December 11, 2025, we announced that our Board of Directors authorized our 2026 Stockholder Return Program of up to $14.6 billion that will run through December 31, 2026. The 2026 Stockholder Return Program is expected to consist of additional repurchases of shares of our common stock and the payment of cash dividends. The amount available under the 2026 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared and paid by us.

Under the 2026 Stockholder Return Program, share repurchases can be made from time to time using a variety of methods, which may include open market purchases, Rule 10b5-1 plans, accelerated share repurchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing and amount of any share repurchases, and the specific timing and amount of any dividend payments, under the 2026 Stockholder Return Program will depend on prevailing share prices, general economic and market

Index for Notes to the Consolidated Financial Statements
conditions, Company performance, and other considerations. In addition, the specific timing and amount of any dividend payments are subject to being declared on future dates by the Board in its sole discretion. The 2026 Stockholder Return Program does not obligate the Company to acquire any particular amount of common stock or to declare and pay any particular amount of dividends, and the 2026 Stockholder Return Program may be suspended or discontinued at any time at the Company’s discretion.

On December 4, 2025, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which will be paid on March 12, 2026, to stockholders of record as of the close of business on February 27, 2026. As of December 31, 2025, $1.1 billion for dividends payable is presented within Other current liabilities on our Consolidated Balance Sheets, of which $594 million is payable to DT.

During the year ended December 31, 2025, we did not repurchase any shares of our common stock under the 2026 Stockholder Return Program. As of December 31, 2025, we had up to $14.6 billion remaining under the 2026 Stockholder Return Program.

Subsequent to December 31, 2025, from January 1, 2026, through February 6, 2026, we repurchased 5,106,691 shares of our common stock at an average price per share of $192.61 for a total purchase price of $984 million. As of February 6, 2026, we had up to $13.6 billion remaining under the 2026 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2026.

Note 16 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Year Ended December 31,
(in millions, except shares and per share amounts)	2025	2024	2023
Net income	$10,992	$11,339	$8,317

Weighted-average shares outstanding – basic (1) (2)	1,127,984,348	1,169,195,373	1,185,121,562
Effect of dilutive securities:
Outstanding stock options, unvested stock awards and SoftBank contingent consideration (1) (2)	3,091,903	4,018,525	15,164,702
Weighted-average shares outstanding – diluted	1,131,076,251	1,173,213,898	1,200,286,264

Earnings per share – basic	$9.75	$9.70	$7.02
Earnings per share – diluted	$9.72	$9.66	$6.93

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	77,805	25,652	148,537
Ka’ena Acquisition earnout (3)	—	750,162	—
(1)     For year ended December 31, 2025, the weighted-average number of shares issuable related to the Ka’ena Acquisition earnout (“Ka’ena Shares”) are included in our calculations of basic and diluted weighted-average shares outstanding based on the 20 trading day volume-weighted average price as of December 31, 2025, as further described below.
(2)     During 2023, the SoftBank Specified Shares (as defined below) were issued and included in our calculations of basic and diluted weighted-average shares outstanding as further described below.
(3)     Represents the Ka’ena Shares that were contingently issuable based on achievement of specified performance indicators from the Ka’ena Acquisition closing date of May 1, 2024, based on the maximum number of shares contingently issuable for the earnout and 20 trading day volume-weighted average price as of December 31, 2024.

As of December 31, 2025, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of December 31, 2025 and 2024. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

The Ka’ena Shares were previously contingent consideration for the Ka’ena Acquisition. On June 30, 2025, we amended the Merger and Unit Purchase Agreement to set the calculation of the earnout as the difference between the maximum purchase price of $1.35 billion and the upfront payment, as adjusted, and removed the requirement for Ka’ena to achieve specified performance indicators. The Ka’ena Shares issuable are included in the calculation of basic and diluted weighted-average shares outstanding for the year ended December 31, 2025. The Ka’ena Shares are expected to be issued after the Ka’ena Acquisition earnout payment date.

Index for Notes to the Consolidated Financial Statements
On February 20, 2020, T-Mobile, SoftBank and DT entered into a letter agreement (the “Letter Agreement”). Pursuant to the Letter Agreement, an aggregate of 48,751,557 shares of T-Mobile common stock (the “SoftBank Specified Shares”) were contingently issuable from the Sprint Merger date of April 1, 2020. The SoftBank Specified Shares was determined to be contingent consideration for the Sprint Merger and was not dilutive until the defined volume-weighted average price per share was reached.

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

The components of lease expense were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Operating lease expense	$4,945	$4,787	$4,987
Financing lease expense:
Amortization of right-of-use assets	794	787	684
Interest on lease liabilities	126	111	79
Total financing lease expense	920	898	763
Variable lease expense	252	279	411
Total lease expense	$6,117	$5,964	$6,161

Information relating to the lease term and discount rate is as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted-Average Remaining Lease Term (Years)
Operating leases	8	8	9
Financing leases	2	2	2
Weighted-Average Discount Rate
Operating leases	4.6%	4.4%	4.3%
Financing leases	5.0%	5.3%	4.6%

Index for Notes to the Consolidated Financial Statements
Maturities of lease liabilities as of December 31, 2025, were as follows:

(in millions)	Operating Leases	Finance Leases
Twelve Months Ending December 31,
2026	$5,060	$1,222
2027	4,782	772
2028	4,425	347
2029	4,111	17
2030	3,730	4
Thereafter	13,987	7
Total lease payments	36,095	2,369
Less: imputed interest	(5,910)	(99)
Total	$30,185	$2,270

Interest payments for financing leases were $126 million, $111 million and $79 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, we have additional operating leases for commercial properties that have not yet commenced with future lease payments of approximately $38 million.

As of December 31, 2025, we were contingently liable for future ground lease payments related to certain tower obligations. These contingent obligations are not included in the above table as the amounts owed are contractually owed by CCI based on the subleasing arrangement. See Note 10 – Tower Obligations for further information.

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

The following table summarizes the timing of such purchase commitments as of December 31, 2025:

(in millions)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Purchase commitments (1)	$5,047	$6,181	$2,990	$2,836	$17,054
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

Index for Notes to the Consolidated Financial Statements
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

The following table summarizes the timing of spectrum lease and service credit commitments, including renewal periods as of December 31, 2025:

(in millions)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Spectrum leases and service credits	$297	$629	$645	$3,448	$5,019

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

Sprint Merger Commitments

In connection with the regulatory proceedings and approvals of the Sprint Merger pursuant to the Business Combination Agreement with Sprint and the other parties named therein (as amended, the “Business Combination Agreement”) and the other transactions contemplated by the Business Combination Agreement, we have commitments and other obligations to various state and federal agencies and certain nongovernmental organizations, including pursuant to the Consent Decree agreed to by us, DT, Sprint, SoftBank and DISH and entered by the U.S. District Court for the District of Columbia, and the FCC’s memorandum opinion and order approving our applications for approval of the Sprint Merger. These commitments and obligations include, among other things, extensive 5G network build-out commitments, obligations to deliver high-speed wireless services to the vast majority of Americans, including Americans residing in rural areas, the marketing of an in-home broadband product where spectrum capacity is available and national security commitments. Many of the commitments specify time frames for compliance and reporting. Failure to fulfill our obligations and commitments in a timely manner could result in substantial fines, penalties, or other legal and administrative actions.

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

Index for Notes to the Consolidated Financial Statements
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

On February 28, 2020, T-Mobile and Sprint each received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. On April 29, 2024, the FCC issued Forfeiture Orders against T-Mobile and Sprint that largely adopted the allegations and conclusions of the Notices of Apparent Liability and imposed penalties on T-Mobile and Sprint. T-Mobile and Sprint paid those penalties under protest, and on June 27, 2024, T-Mobile and Sprint filed Petitions for Review challenging the FCC’s Forfeiture Orders in the United States Court of Appeals for the District of Columbia. On August 15, 2025, a panel of three judges denied the petitions for review. On January 23, 2026, the Court of Appeals denied T-Mobile’s petitions for rehearing and rehearing en banc. T-Mobile intends to file a petition for a writ of certiorari with the United States Supreme Court. We are unable to predict the potential outcome of those proceedings.

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

We anticipate that this settlement of the class action, along with other settlements of separate consumer claims that have been previously completed or are currently pending, will resolve substantially all of the claims brought to date by our current, former and prospective customers who were impacted by the 2021 cyberattack. In connection with the class action settlement and the separate settlements, we recorded a total pre-tax charge of approximately $400 million in the second quarter of 2022. During the years ended December 31, 2024 and 2023, we recognized $105 million and $50 million, respectively, in reimbursements from insurance carriers for costs incurred related to the August 2021 cyberattack, which is included as a reduction to Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income. There were no reimbursements recognized during the year ended December 31, 2025.

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

Index for Notes to the Consolidated Financial Statements
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

Note 19 – Restructuring Costs

UScellular Acquisition Restructuring Initiatives

Upon completing the UScellular Acquisition on August 1, 2025, we began implementing restructuring initiatives to realize cost efficiencies and eliminate redundancies. The major activities associated with the UScellular Acquisition restructuring initiatives will include contract termination costs associated with the rationalization of retail stores, distribution channels, duplicative network and backhaul services and other agreements, severance costs associated with the integration of redundant processes and functions and the decommissioning of certain cell sites and distributed antenna systems to achieve synergies in network costs.

The following table summarizes the expenses incurred in connection with our UScellular Acquisition restructuring initiatives for the year ended December 31, 2025:

(in millions)	Expenses Incurred
Contract termination costs	$32
Severance costs	63
Network decommissioning	16
Total restructuring plan expenses	$111

The expenses associated with our UScellular Acquisition restructuring initiatives are included in Cost of services and Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

Index for Notes to the Consolidated Financial Statements
The changes in the liabilities associated with our UScellular Acquisition restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	August 1, 2025	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	December 31, 2025
Contract termination costs	$—	$32	$(1)	$—	$31
Severance costs	—	63	(4)	—	59
Network decommissioning	—	16	(7)	(8)	1
Total	$—	$111	$(12)	$(8)	$91
(1)    Non-cash items primarily consist of the write-off of assets within Network decommissioning.

The liabilities accrued in connection with our UScellular Acquisition restructuring initiatives are presented in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

Our UScellular Acquisition restructuring activities are expected to occur over the next two years with substantially all costs incurred by the end of fiscal year 2027. We are evaluating additional restructuring initiatives associated with the UScellular Acquisition, which are dependent on consultations and negotiations with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments.

Network Restructuring Initiative

Recent technological advancements have enhanced our Customer-Driven Coverage insights, enabling us to identify, assess and shut down low customer value sites. In the fourth quarter of 2025, we began implementing restructuring initiatives to identify and realize these cost savings on our network, excluding activities associated with the UScellular Acquisition (the “Network Restructuring Initiative”). The major activities associated with the Network Restructuring Initiative include the rationalization of network and backhaul services and the decommissioning of cell sites and distributed antenna systems to reduce our overall network cost.
The following table summarizes the expenses incurred in connection with our Network Restructuring Initiative for the year ended December 31, 2025:

(in millions)	Expenses Incurred
Contract termination costs	$5
Network decommissioning	64
Total restructuring plan expenses	$69

The expenses associated with our Network Restructuring Initiative are included in Cost of services on our Consolidated Statements of Comprehensive Income.

Our Network Restructuring Initiative also includes the termination of certain of our operating leases for cell sites and switch sites. Incremental expenses associated with terminated leases and leases for which we have recognized accelerated lease expense were $24 million for the year ended December 31, 2025, and are included in Cost of services on our Consolidated Statements of Comprehensive Income.

Additionally, we recognized $97 million of accelerated depreciation for the year ended December 31, 2025, related to assets associated with the decommissioning of cell sites, which is included in Depreciation and amortization on our Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our Network Restructuring Initiative, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2024	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	December 31, 2025
Contract termination costs	$—	$5	$(5)	$—	$—
Network decommissioning	—	64	(5)	(58)	1
Total	$—	$69	$(10)	$(58)	$1
(1)    Non-cash items primarily consist of the write-off of assets within Network decommissioning

The liabilities accrued in connection with our Network Restructuring Initiative are presented in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

Index for Notes to the Consolidated Financial Statements
Our Network Restructuring Initiative is expected to occur over the next two years with a majority of costs incurred by the end of fiscal year 2026. We are evaluating additional restructuring activities associated with the Network Restructuring Initiative, which are dependent on consultations and negotiations with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments.

2025 Workforce Transformation

In the fourth quarter of 2025, we began implementing a restructuring initiative to streamline operations by centralizing leaders and teams, reducing organizational layers and eliminating duplicative roles (the “2025 Workforce Transformation”).

We recorded a pre-tax charge of $390 million during the year ended December 31, 2025, related to the 2025 Workforce Transformation, which is included in Cost of services and Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our 2025 Workforce Transformation initiative, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2024	Expenses Incurred	Cash Payments	December 31, 2025
Severance costs	$—	$390	$(16)	$374

The liabilities accrued in connection with our 2025 Workforce Transformation initiative are presented in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

We have incurred a majority of the costs associated with our 2025 Workforce Transformation initiative, with the remaining costs expected to be substantially incurred by the end of the first quarter of 2026. We expect substantially all associated employee separations and related cash outflows to occur in 2026.

Sprint Merger Restructuring Initiatives

Upon closing the Sprint Merger in April 2020, we began implementing restructuring initiatives to realize cost efficiencies and reduce redundancies. The major activities associated with the Sprint Merger restructuring initiatives included contract termination costs associated with the rationalization of retail stores, distribution channels, duplicative network and backhaul services and other agreements, severance costs associated with the integration of redundant processes and functions and the decommissioning of certain small cell sites and distributed antenna systems to achieve Sprint Merger synergies in network costs.

As of June 30, 2024, we have incurred substantially all restructuring and integration costs associated with the Sprint Merger and, accordingly, no longer separately disclose Sprint Merger-related costs. The cash payments for the Sprint Merger-related costs incurred extend beyond 2025.

The following table summarizes the expenses incurred in connection with our Sprint Merger restructuring initiatives:

(in millions)	Year Ended December 31, 2023	Year Ended December 31, 2024	Incurred to Date
Contract termination costs	$45	$4	$472
Severance costs	3	—	574
Network decommissioning	289	91	1,857
Total restructuring plan expenses	$337	$95	$2,903

The expenses associated with our Sprint Merger restructuring initiatives are included in Cost of services and Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

Our Sprint Merger restructuring initiatives also included the acceleration or termination of certain of our operating and financing leases for cell sites, switch sites, retail stores, network equipment and office facilities. Incremental expenses associated with terminated leases and leases for which we have recognized accelerated lease expense were $91 million and $390 million for the years ended December 31, 2024 and 2023, respectively, and are included in Cost of services and Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

Index for Notes to the Consolidated Financial Statements
2023 Workforce Reduction

In August 2023, we implemented an initiative to reduce the size of our workforce by approximately 5,000 positions, just under 7% of our total employee base, primarily in corporate and back-office functions, and some technology roles (the “2023 Workforce Reduction”).

The following table summarizes the expenses incurred in connection with the 2023 Workforce Reduction initiatives:

(in millions)	Year Ended December 31, 2023	Year Ended December 31, 2024	Year Ended December 31, 2025	Incurred to Date
Severance costs (recoveries)	$462	$(5)	$(3)	$454

The expenses associated with the 2023 Workforce Reduction initiatives are included in Cost of services and Selling, general and administrative expenses on our Consolidated Statements of Comprehensive Income.

Note 20 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	December 31, 2025	December 31, 2024
Accounts payable	$5,219	$4,242
Payroll and related benefits	1,709	1,072
Property and other taxes, including payroll	1,601	1,524
Accrued interest	1,025	905
Other accrued liabilities	726	720
Accounts payable and accrued liabilities	$10,280	$8,463

Book overdrafts included in Accounts payable were $823 million and $460 million as of December 31, 2025 and 2024, respectively.

Related Person Transactions

We have related person transactions associated with DT, SoftBank (through August 6, 2025, the date SoftBank ceased to be a related person) or their respective affiliates in the ordinary course of business, including intercompany servicing and licensing.

The following table summarizes the impact of significant transactions with DT or its affiliates included in Operating expenses in the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(in millions)	2025	2024	2023
Fees incurred for use of the T-Mobile brand	$80	$80	$80
International long distance agreement	14	19	20

We have an agreement with DT for the reimbursement of certain administrative expenses, which was $5 million for the year ended December 31, 2025, and $4 million for each of the years ended December 31, 2024 and 2023.

During the years ended December 31, 2025 and 2024, we paid an aggregate of $4.1 billion and $3.3 billion in cash dividends to our stockholders, of which $2.1 billion and $1.7 billion was paid to DT, respectively. See Note 15 - Stockholder Return Programs for further information.

Index for Notes to the Consolidated Financial Statements
Supplemental Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Year Ended December 31,
(in millions)	2025	2024	2023
Interest payments, net of amounts capitalized	$3,882	$3,683	$3,546
Operating lease payments	4,764	5,162	5,062
Income tax payments, net of refunds received	451	179	108
Non-cash investing and financing activities
Non-cash beneficial interest obtained in exchange for securitized receivables	$—	$2,421	$3,990
Change in accounts payable and accrued liabilities for purchases of property and equipment	(227)	105	(860)
Operating lease right-of-use assets obtained in exchange for lease obligations	2,728	1,741	2,141
Financing lease right-of-use assets obtained in exchange for lease obligations	1,232	1,222	1,224
Deferred consideration related to the Ka’ena Acquisition	—	218	—
Debt assumed in the UScellular Acquisition	1,653	—	—

Cash and Cash Equivalents, Including Restricted Cash

Cash and cash equivalents, including restricted cash, presented on our Consolidated Statements of Cash Flows were included on our Consolidated Balance Sheets as follows:

(in millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$5,598	$5,409
Restricted cash (included in Other current assets)	296	231
Restricted cash (included in Other assets)	82	73
Cash and cash equivalents, including restricted cash	$5,976	$5,713

Note 21 – Subsequent Events

On January 5, 2026, we entered into a Second Amended and Restated Credit Agreement. See Note 9 – Debt for additional information.

On January 12, 2026, we issued $1.2 billion of 5.000% Senior Notes due 2036 and $850 million of 5.850% Senior Notes due 2056.

On January 22, 2026, we delivered notices of redemption on $3.0 billion aggregate principal amount of our 4.750% Senior Notes due 2028 and 4.750% Senior Notes to affiliates due 2028. We redeemed the notes at par on February 1, 2026.

On February 5, 2026, we entered into a master receivables financing agreement and borrowed $1.0 billion, maturing on February 5, 2027. See Note 9 – Debt for additional information.

From January 1, 2026, through February 6, 2026, we repurchased 5,106,691 shares of our common stock at an average price per share of $192.61 for a total purchase price of $984 million. See Note 15 - Stockholder Return Programs for additional information.

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

In the second quarter of 2025, we began the implementation of a new global enterprise resource planning (“ERP”) system. The implementation is expected to occur in phases over the next several years and will replace many of our operating and financial systems. The ERP system is designed to accurately maintain our financial records, support integrated billing, supply chain and other operational functionality, facilitate data analysis and accelerate information reporting to our management team related to the operation of the business.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

Item 9B. Other Information

On December 2, 2025, Claure Mobile LLC, an entity affiliated with Marcelo Claure, a director of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell, subject to certain conditions, up to 1,250,000 shares of the Company’s common stock. The duration of this trading plan is 376 days.

On December 4, 2025, Michael J. Katz, the Company’s Chief Business and Product Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell, subject to certain conditions, up to 15,000 shares of the Company’s common stock. The duration of this trading plan is 393 days.

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

We have adopted a Policy on Securities Trading that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of our Policy on Securities Trading is included as Exhibit 19.1 to this report.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

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

3. Exhibits

See the Index to Exhibits immediately following “Item 16. Form 10-K Summary” of this Form 10-K.

Item 16. Form 10–K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
2.1	Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V. and SoftBank Group Corp.	8-K	4/30/2018	2.1
2.2	Amendment No. 1, dated as of July 26, 2019, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	7/26/2019	2.2
2.3	Amendment No. 2, dated as of February 20, 2020, to the Business Combination Agreement, dated as of April 29, 2018, by and among T-Mobile US, Inc., Huron Merger Sub LLC, Superior Merger Sub Corporation, Sprint Corporation, Starburst I, Inc., Galaxy Investment Holdings, Inc., and for the limited purposes set forth therein, Deutsche Telekom AG, Deutsche Telekom Holding B.V., and SoftBank Group Corp.	8-K	2/20/2020	2.1
2.4*	Membership Interest Purchase Agreement, dated as of September 6, 2022, by and among Sprint LLC, Sprint Communications LLC, and Cogent Infrastructure, Inc.	8-K	9/7/2022	2.1
3.1	Fifth Amended and Restated Certificate of Incorporation of T-Mobile US, Inc.	8-K	4/1/2020	3.1
3.2	Seventh Amended and Restated Bylaws of T-Mobile US, Inc.	8-K	4/1/2020	3.2
4.1	Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.1
4.2	Eleventh Supplemental Indenture, dated as of May 1, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.12
4.3	Sixteenth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2014	4.3
4.4	Nineteenth Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/27/2015	4.3
4.5	Thirty-Third Supplemental Indenture, dated as of January 25, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028.	8-K	1/25/2018	4.2
4.6	Thirty-Sixth Supplemental Indenture, dated as of April 30, 2018, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.750% Senior Note due 2028-1.	8-K	5/4/2018	4.2
4.7	Thirty-Seventh Supplemental Indenture, dated as of May 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	8-K	5/21/2018	4.1
4.8	Thirty-Eighth Supplemental Indenture, dated as of December 20, 2018, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas.	8-K	12/21/2018	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.9	Fortieth Supplemental Indenture, dated as of September 27, 2019, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2019	4.1
4.10	Forty-First Supplemental Indenture, dated as of April 1, 2020, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/6/2020	4.12
4.11	Forty-Third Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.250% Senior Note due 2026.	8-K	1/14/2021	4.2
4.12	Forty-Fourth Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.625% Senior Note due 2029.	8-K	1/14/2021	4.3
4.13	Forty-Fifth Supplemental Indenture, dated as of January 14, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.875% Senior Note due 2031.	8-K	1/14/2021	4.4
4.14	Forty-Sixth Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.625% Senior Note due 2026.	8-K	3/23/2021	4.2
4.15	Forty-Seventh Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.375% Senior Note due 2029.	8-K	3/23/2021	4.3
4.16	Forty-Eighth Supplemental Indenture, dated as of March 23, 2021, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.500% Senior Note due 2031.	8-K	3/23/2021	4.4
4.17	Forty-Ninth Supplemental Indenture, dated as of March 30, 2021, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/3/2021	4.3
4.18	Fiftieth Supplemental Indenture, dated as of May 21, 2024, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	7/31/2024	4.4
4.19	Fifty-First Supplemental Indenture, dated as of March 10, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4/24/2025	4.9
4.20	Fifty-Second Supplemental Indenture, dated as of August 11, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/23/2025	4.7
4.21	Fifty-Third Supplemental Indenture, dated as of December 31, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.				X
4.22	Indenture, dated as of April 9, 2020 by and among T-Mobile USA, Inc., T-Mobile US, Inc. and Deutsche Bank Trust Company Americas, as trustee.	8-K	4/13/2020	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.23	Second Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.750% Senior Secured Note due 2027.	8-K	4/13/2020	4.3
4.24	Third Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.875% Senior Secured Note due 2030.	8-K	4/13/2020	4.4
4.25	Fourth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.375% Senior Secured Note due 2040.	8-K	4/13/2020	4.5
4.26	Fifth Supplemental Indenture, dated as of April 9, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.500% Senior Secured Note due 2050.	8-K	4/13/2020	4.6
4.27	Seventh Supplemental Indenture, dated as of June 24, 2020 by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 1.500% Senior Secured Note due 2026.	8-K	6/26/2020	4.2
4.28	Eighth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.050% Senior Secured Note due 2028.	8-K	6/26/2020	4.3
4.29	Ninth Supplemental Indenture, dated as of June 24, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.550% Senior Secured Note due 2031.	8-K	6/26/2020	4.4
4.30	Tenth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/6/2020	4.4
4.31	Eleventh Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/6/2020	4.5
4.32	Twelfth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.000% Senior Secured Note due 2041.	8-K	10/6/2020	4.6
4.33	Thirteenth Supplemental Indenture, dated as of October 6, 2020, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.300% Senior Secured Note due 2051.	8-K	10/6/2020	4.7
4.34	Fourteenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.250% Senior Secured Note due 2031.	8-K	10/28/2020	4.4

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.35	Fifteenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/28/2020	4.5
4.36	Sixteenth Supplemental Indenture, dated as of October 28, 2020, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	10/28/2020	4.6
4.37	Seventeenth Supplemental Indenture, dated as of October 28, 2020, by and among T Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.600% Senior Secured Note due 2060.	8-K	10/28/2020	4.7
4.38	Eighteenth Supplemental Indenture, dated as of March 30, 2021, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	S-4	3/30/2021	4.19
4.39	Nineteenth Supplemental Indenture, dated as of August 13, 2021, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.400% Senior Secured Note due 2052.	8-K	8/13/2021	4.3
4.40	Twentieth Supplemental Indenture, dated as of August 13, 2021, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	8/13/2021	4.4
4.41	Twenty-First Supplemental Indenture, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.400% Senior Secured Note due 2029.	8-K	12/6/2021	4.3
4.42	Twenty-Second Supplemental Indenture, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 2.700% Senior Secured Note due 2032.	8-K	12/6/2021	4.4
4.43	Twenty-Third Supplemental Indenture, dated as of December 6, 2021, by and among T‑Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	12/6/2021	4.5
4.44	Twenty-Fourth Supplemental Indenture, dated as of May 21, 2024, by and among T Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	7/31/2024	4.5
4.45	Twenty-Fifth Supplemental Indenture, dated as of March 10, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4/24/2025	4.8
4.46	Twenty-Sixth Supplemental Indenture, dated as of August 11, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/23/2025	4.6
4.47	Twenty-Seventh Supplemental Indenture, dated as of December 31, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.				X
4.48	Indenture, dated as of September 15, 2022 by and among T-Mobile USA, Inc., T-Mobile US, Inc. and Deutsche Bank Trust Company Americas, as trustee.	8-K	9/15/2022	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.49	First Supplemental Indenture, dated as of September 15, 2022, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.200% Senior Note due 2033.	8-K	9/15/2022	4.2
4.50	Second Supplemental Indenture, dated as of September 15, 2022, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.650% Senior Note due 2053.	8-K	9/15/2022	4.3
4.51	Third Supplemental Indenture, dated as of September 15, 2022, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.800% Senior Note due 2062.	8-K	9/15/2022	4.4
4.52	Fourth Supplemental Indenture, dated as of February 9, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.950% Senior Note due 2028.	8-K	2/9/2023	4.3
4.53	Fifth Supplemental Indenture, dated as of February 9, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.050% Senior Note due 2033.	8-K	2/9/2023	4.4
4.54	Sixth Supplemental Indenture, dated as of February 9, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	2/9/2023	4.5
4.55	Seventh Supplemental Indenture, dated as of May 11, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.800% Senior Note due 2028.	8-K	5/11/2023	4.3
4.56	Eighth Supplemental Indenture, dated as of May 11, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/11/2023	4.4
4.57	Ninth Supplemental Indenture, dated as of May 11, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.750% Senior Note due 2054.	8-K	5/11/2023	4.5
4.58	Tenth Supplemental Indenture, dated as of September 14, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.750% Senior Note due 2034.	8-K	9/14/2023	4.2
4.59	Eleventh Supplemental Indenture, dated as of September 14, 2023, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.000% Senior Note due 2054.	8-K	9/14/2023	4.3
4.60	Twelfth Supplemental Indenture, dated as of January 12, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.850% Senior Note due 2029.	8-K	1/12/2024	4.2
4.61	Thirteenth Supplemental Indenture, dated as of January 12, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.150% Senior Note due 2034.	8-K	1/12/2024	4.3

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.62	Fourteenth Supplemental Indenture, dated as of January 12, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.500% Senior Note due 2055.	8-K	1/12/2024	4.4
4.63	Fifteenth Supplemental Indenture, dated as of May 8, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.550 % Senior Note due 2029.	8-K	5/8/2024	4.2
4.64	Sixteenth Supplemental Indenture, dated as of May 8, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.700% Senior Note due 2032.	8-K	5/8/2024	4.3
4.65	Seventeenth Supplemental Indenture, dated as of May 8, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.850 % Senior Note due 2036.	8-K	5/8/2024	4.4
4.66	Eighteenth Supplemental Indenture, dated as of May 21, 2024, by and among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	7/31/2024	4.6
4.67	Nineteenth Supplemental Indenture, dated as of September 26, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.200% Senior Note due 2029.	8-K	9/26/2024	4.2
4.68	Twentieth Supplemental Indenture, dated as of September 26, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.700% Senior Note due 2035.	8-K	9/26/2024	4.3
4.69	Twenty-First Supplemental Indenture, dated as of September 26, 2024, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.250% Senior Note due 2055.	8-K	9/26/2024	4.4
4.70	Twenty-Second Supplemental Indenture, dated as of February 11, 2025, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.150% Senior Note due 2032.	8-K	2/11/2025	4.2
4.71	Twenty-Third Supplemental Indenture, dated as of February 11, 2025, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.500% Senior Note due 2037.	8-K	2/11/2025	4.3
4.72	Twenty-Fourth Supplemental Indenture, dated as of February 11, 2025, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 3.800% Senior Note due 2045.	8-K	2/11/2025	4.4
4.73	Twenty-Fifth Supplemental Indenture, dated as of March 10, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	POSASR	3/24/2025	4.8
4.74	Twenty-Sixth Supplemental Indenture, dated as of March 27, 2025, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.125% Senior Note due 2032.	8-K	3/27/2025	4.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.75	Twenty-Seventh Supplemental Indenture, dated as of March 27, 2025, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.300% Senior Note due 2035.	8-K	3/27/2025	4.3
4.76	Twenty-Eighth Supplemental Indenture, dated as of March 27, 2025, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.875% Senior Note due 2055.	8-K	3/27/2025	4.4
4.77	Twenty-Ninth Supplemental Indenture, dated as of August 5, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to T-Mobile USA, Inc.’s 6.700% Senior Notes due 2033.	8-K	8/5/2025	4.2
4.78	Thirtieth Supplemental Indenture, dated as of August 5, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to T-Mobile USA, Inc.’s 6.250% Senior Notes due 2069.	8-K	8/5/2025	4.3
4.79	Thirty-First Supplemental Indenture, dated as of August 5, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to T-Mobile USA, Inc.’s 5.500% Senior Notes due March 2070.	8-K	8/5/2025	4.4
4.80	Thirty-Second Supplemental Indenture, dated as of August 5, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to T-Mobile USA, Inc.’s 5.500% Senior Notes due June 2070.	8-K	8/5/2025	4.5
4.81	Thirty-Third Supplemental Indenture, dated as of August 11, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	POSASR	10/6/2025	4.9
4.82	Thirty-Fourth Supplemental Indenture, dated as of October 9, 2025, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.625% Senior Note due 2033.	8-K	10/9/2025	4.2
4.83	Thirty-Fifth Supplemental Indenture, dated as of October 9, 2025, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 4.950% Senior Note due 2035.	8-K	10/9/2025	4.3
4.84	Thirty-Sixth Supplemental Indenture, dated as of October 9, 2025, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.700% Senior Note due 2056.	8-K	10/9/2025	4.4
4.85	Thirty-Seventh Supplemental Indenture, dated as of December 31, 2025, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	POSASR	1/7/2026	4.10
4.86	Thirty-Eighth Supplemental Indenture, dated as of January 12, 2026, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.000% Senior Note due 2036.	8-K	1/12/2026	4.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.87	Thirty-Ninth Supplemental Indenture, dated as of January 12, 2026, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.850% Senior Note due 2056.	8-K	1/12/2026	4.3
4.88	Indenture, dated as of October 1, 1998, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	10-Q (SEC File No. 001-04721)	11/2/1998	4(b)
4.89
First Supplemental Indenture, dated as of January 15, 1999, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)
		8-K (SEC File No. 001-04721)	2/3/1999	4(b)
4.90	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	10/29/2001	99
4.91	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	9/11/2013	4.5
4.92	Fourth Supplemental Indenture, dated as of May 18, 2018, by and among Sprint Capital Corporation, Sprint Communications, Inc., and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K (SEC File No. 001-04721)	5/18/2018	4.1
4.93	Fifth Supplemental Indenture, dated as of April 1, 2020, by and among Sprint Capital Corporation, Sprint Communications, Inc., Sprint Corporation, T-Mobile US, Inc., T-Mobile USA, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee.	10-Q/A	8/10/2020	4.19
4.94	Sixth Supplemental Indenture, dated as of March 17, 2023, by and among Sprint Capital Corporation, Sprint Communications LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	3/20/2023	4.1
4.95	Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary.	8-K (SEC File No. 001-04721)	11/2/2016	4.1
4.96	First Supplemental Indenture, dated as of March 12, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/12/2018	4.1
4.97	Second Supplemental Indenture, dated as of June 6, 2018, to the Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas as trustee.	8-K (SEC File No. 001-04721)	6/6/2018	4.1
4.98	Third Supplemental Indenture, dated as of December 10, 2018, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	10-Q (SEC File No. 001-04721)	1/31/2019	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
4.99	Series 2018-1 Supplement, dated as of March 21, 2018 by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary.	8-K (SEC File No. 001-04721)	3/21/2018	10.1
4.100	Proxy, Lock-Up and ROFR Agreement, dated as of April 1, 2020, by and between Deutsche Telekom AG and SoftBank Group Corp.	13D	4/2/2020	6
4.101	Description of Securities.				X
10.1	Master Agreement, dated as of September 28, 2012, among T-Mobile USA, Inc., Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.1
10.2	Amendment No. 1, dated as of November 30, 2012, to Master Agreement, dated as of November 30, 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.2
10.3	Settlement and Amendment No. 2, dated as of May 8, 2014, to Master Agreement, dated as of November 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-K	2/7/2019	10.3
10.4	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.3
10.5	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.4
10.6	First Amendment, dated as of November 30, 2012, to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.5
10.7	Second Amendment, dated as of October 31, 2014, to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc.	10-K	2/7/2019	10.7
10.8	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.6
10.9	First Amendment, dated as of November 30, 2012, to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.7

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.10	Second Amendment, dated as of October 31, 2014, to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-K	2/7/2019	10.10
10.11	Settlement Technical Closing Agreement, dated as of October 1, 2014, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-K	2/7/2019	10.11
10.12	Management Agreement, dated as of November 30, 2012, by and among Suncom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.8
10.13	Second Amended and Restated Stockholders’ Agreement, dated as of June 22, 2020, by and among T-Mobile US, Inc., Deutsche Telekom AG and SoftBank Group Corp.	S-3ASR	6/22/2020	4.2
10.14	Financing Matters Agreement, dated as of April 29, 2018, by and between T-Mobile USA, Inc. and Deutsche Telekom AG.	8-K	4/30/2018	10.3
10.15	Letter Agreement, dated as of February 20, 2020, by and among T-Mobile US, Inc., Deutsche Telekom AG and SoftBank Group Corp.	8-K	2/20/2020	10.1
10.16	License Agreement dated as of April 30, 2013 by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.2
10.17	Supplemental Agreement, effective as of June 3, 2019, to the License Agreement, dated as of April 30, 2013, by and between T-Mobile US, Inc. and Deutsche Telekom AG.	10-Q	7/26/2019	10.5
10.18	Amendment No. 1, dated as of April 1, 2020, to the License Agreement, dated as of April 30, 2013, by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	4/1/2020	10.3
10.19*	Master Network Services Agreement, dated as of July 1, 2020, between T-Mobile USA, Inc., DISH Purchasing Corporation and solely for the purposes of Section 13, DISH Network Corporation.	10-Q	11/5/2020	10.1
10.20	Second Amended and Restated Credit Agreement, dated January 5, 2026, by and among T-Mobile USA, Inc., the lenders, swinglines lenders and L/C issuers party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	1/6/2026	10.1
10.21	Guarantee and Collateral Agreement, dated October 27, 2016, among Deutsche Bank Trust Company Americas, Sprint Spectrum PledgeCo LLC, Sprint Spectrum PledgeCo II LLC, Sprint Spectrum PledgeCo III LLC, Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC.	8-K (SEC File No. 001-04721)	11/2/2016	10.1
10.22	Intra-Company Spectrum Lease Agreement, dated as of October 27, 2016, among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC and the guarantors.	8-K (SEC File No. 001-04721)	11/2/2016	10.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.23	First Amendment to Intra-Company Spectrum Lease Agreement, dated as of March 12, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC.	8-K (SEC File No. 001-04721)	3/12/2018	10.1
10.24	Second Amendment to Intra-Company Spectrum Lease Agreement, dated as of June 6, 2018, among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate HoldCo LLC, Sprint Intermediate HoldCo II LLC, Sprint Intermediate HoldCo III LLC, Sprint Corporation and the subsidiary guarantors.	8-K (SEC File No. 001-04721)	6/6/2018	10.1
10.25	Guarantee Assumption Agreement, dated as of April 1, 2020, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC, T-Mobile, T-Mobile USA and certain subsidiary guarantors.	10-Q/A	8/10/2020	10.13
10.26	Guarantee Assumption Agreement, dated as of March 30, 2021, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.	10-Q	8/3/2021	10.3
10.27	Guarantee Assumption Agreement, dated as of May 21, 2024, by and among Sprint Spectrum License Holder, LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.	10-Q	7/31/2024	10.3
10.28	Guarantee Assumption Agreement, dated as of March 10, 2025, by and among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.	10-Q	4/24/2025	10.3
10.29	Guarantee Assumption Agreement, dated as of August 11, 2025, by and among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.	10-Q	10/23/2025	10.5
10.30
Guarantee Assumption Agreement, dated as of December 31, 2025, by and among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC, Sprint Spectrum License Holder III LLC and certain subsidiary guarantors.
					X
10.31	Master Framework Agreement, dated as of June 22, 2020, by and among SoftBank Group Corp., SoftBank Group Capital Ltd, Delaware Project 4 L.L.C., Delaware Project 6 L.L.C., Claure Mobile LLC, Deutsche Telekom AG, T-Mobile US, Inc. and T-Mobile Agent LLC.	8-K	6/26/2020	10.1
10.32	Term Sheet, dated as of June 15, 2022, by and between the Company and DISH Network Corporation.	10-Q	7/29/2022	10.1
10.33*	Amended and Restated License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC.	10-Q	4/27/2023	10.3
10.34	Amendment No.1, dated as of August 25, 2023, to the Amended and Restated License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC and to the License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC.	10-Q	10/25/2023	10.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.35*	Amended and Restated License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC.	10-Q	4/27/2023	10.4
10.36	Amendment No.1, dated as of August 25, 2023, to the Amended and Restated License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC and to the License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC.	10-Q	10/25/2023	10.2
10.37*	License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and Channel 51 License Co LLC.	10-Q	4/27/2023	10.5
10.38*	License Purchase Agreement, dated as of March 30, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, Nextel West Corp., and LB License Co, LLC.	10-Q	4/27/2023	10.6
10.39*	License Purchase Agreement, dated as of September 12, 2023, by and among T-Mobile USA, Inc., T-Mobile License LLC, T-Mobile US, Inc., Comcast OTR1, LLC, and Comcast Corporation.	10-Q	10/25/2023	10.4
10.40	First Amendment to License Purchase Agreement and Long-term Spectrum Manager Lease Agreement, dated as of January 10, 2025, by and among T-Mobile USA, Inc., T-Mobile License LLC, T-Mobile US, Inc., Comcast OTR1, LLC, and Comcast Corporation.	10-K	1/31/2025	10.39
10.41*	Form of Indemnification and Advancement Agreement.	10-K	2/8/2018	10.76
10.42**	T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	10-Q	8/8/2013	10.20
10.43**	Amendment to T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	Schedule 14A	4/26/2018	Annex A
10.44**	T-Mobile US, Inc. 2023 Incentive Award Plan.	Schedule 14A	4/28/2023	Annex A
10.45**	Form of Annual Incentive Award Notice under the 2023 Incentive Award Plan.				X
10.46**	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/6/2020	10.7
10.47**	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) (Stock Settled) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/6/2020	10.8
10.48**	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) (Cash Settled) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	5/4/2021	10.3
10.49**	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) for Executive Officers under the T-Mobile US, Inc. 2023 Incentive Award Plan.				X
10.50**	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) (Stock Settled) for Executive Officers under the T-Mobile US, Inc. 2023 Incentive Award Plan.				X
10.51**	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) (Cash-Settled) for Executive Officers under the T-Mobile US, Inc. 2023 Incentive Award Plan.				X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
10.52**	Form of LTI Award Letter Agreement.	10-Q	4/24/2025	10.1
10.53**	Form of PRSU Award Agreement (Transformation Award).	10-Q	7/23/2025	10.1
10.54**	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015, June 16, 2016, June 13, 2017, June 13, 2019, June 4, 2020, June 13, 2024 and June 6, 2025).	10-Q	7/23/2025	10.2
10.55**	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	8-K	6/4/2013	10.2
10.56**	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2023 Incentive Award Plan.	10-Q	7/27/2023	10.4
10.57**	T-Mobile US, Inc. Amended and Restated 2014 Employee Stock Purchase Plan.	Schedule 14A	4/28/2023	Annex B
10.58**	Amended and Restated T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan.	10-Q	7/31/2024	10.2
10.59**	T-Mobile US, Inc. Executive Continuity Plan as Amended and Restated Effective as of January 1, 2014.	8-K	10/25/2013	10.1
10.60**	Amended and Restated Employment Agreement, dated as of September 19, 2025, by and between the Company and Srinivasan Gopalan.	10-Q	10/23/2025	10.1
10.61**	Amended and Restated Employment Agreement, dated as of March 9, 2023, by and between the Company and G. Michael Sievert.	10-Q	4/27/2023	10.2
10.62**	Amendment, dated as of September 19, 2025, to Amended and Restated Employment Agreement, dated as of March 9, 2023, by and between the Company and G. Michael Sievert.	10-Q	10/23/2025	10.2
10.63**	Compensation Term Sheet, dated as of March 18, 2025, by and between T-Mobile US, Inc. and Michael J. Katz.	10-Q	4/24/2025	10.2
10.64**	Amendment, dated as of September 19, 2025, to Compensation Term Sheet, dated as of March 18, 2025, by and between T-Mobile US, Inc. and Michael J. Katz.	10-Q	10/23/2025	10.4
10.65**	Employment Agreement, effective October 11, 2021, between T-Mobile US, Inc. and Mark Nelson.	10-Q	5/6/2022	10.1
10.66**	Compensation Term Sheet, dated as of September 12, 2024, by and between T-Mobile US, Inc. and Peter Osvaldik.	10-Q	10/23/2024	10.1
10.67**	Amendment, dated as of September 19, 2025, to Compensation Term Sheet, dated as of September 12, 2024, by and between T-Mobile US, Inc. and Peter Osvaldik.	10-Q	10/23/2025	10.3
10.68**	Letter Agreement, dated as of December 8, 2025, by and between T-Mobile US, Inc. and Jonathan A. Freier.				X
10.69**	Form of Retirement Agreement.				X
19.1	T-Mobile US, Inc. Policy on Securities Trading.	10-K	1/31/2025	19.1
19.2	Frequently Asked Questions Rule 10b5-1 Trading Plans.	10-K	1/31/2025	19.2
21.1	Subsidiaries of Registrant.				X
22.1	List of Guarantor Subsidiaries.				X
23.1	Consent of Deloitte & Touche LLP.				X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Included Herewith
32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	T-Mobile US, Inc. Amended and Restated Executive Incentive Compensation Recoupment Policy.	10-K	2/2/2024	97.1
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
**	Indicates a management contract or compensatory plan or arrangement.
***	Furnished herewith.
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

T-MOBILE US, INC.

February 11, 2026	/s/ Srinivasan Gopalan
Srinivasan Gopalan Chief Executive Officer

Each person whose signature appears below constitutes and appoints Srinivasan Gopalan and Peter Osvaldik, and each or any of them, his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 11, 2026.

Signature	Title

/s/ Srinivasan Gopalan	Chief Executive Officer and
Srinivasan Gopalan	Director (Principal Executive Officer)

/s/ Peter Osvaldik	Chief Financial Officer
Peter Osvaldik	(Principal Financial Officer)

/s/ Daniel J. Drobac	Vice President and Chief Accounting Officer
Daniel J. Drobac	(Principal Accounting Officer)

/s/ Timotheus Höttges	Chairman of the Board
Timotheus Höttges

/s/ G. Michael Sievert	Vice Chairman and Vice Chairman of the Board
G. Michael Sievert

/s/ Marcelo Claure	Director
Marcelo Claure

/s/ Srikant M. Datar	Director
Srikant M. Datar

/s/ Thomas Dannenfeldt	Director
Thomas Dannenfeldt

/s/ Christian P. Illek	Director
Christian P. Illek

/s/ James J. Kavanaugh	Director
James J. Kavanaugh

/s/ Raphael Kübler	Director
Raphael Kübler

/s/ Thorsten Langheim	Director
Thorsten Langheim

/s/ Dominique Leroy	Director
Dominique Leroy

/s/ Letitia A. Long	Director
Letitia A. Long

/s/ Abdurazak Mudesir	Director
Abdurazak Mudesir

/s/ Teresa A. Taylor	Director
Teresa A. Taylor