Form 10-Q
period 2026-03-31
T-Mobile US, Inc.
filed 2026-04-28
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission File Number: 1-33409
T-MOBILE US, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0836269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12920 SE 38th Street
Bellevue, Washington
(Address of principal executive offices)
98006-1350
(Zip Code)

(425)	378-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	TMUS	The NASDAQ Stock Market LLC
3.550% Senior Notes due 2029	TMUS29	The NASDAQ Stock Market LLC
3.700% Senior Notes due 2032	TMUS32	The NASDAQ Stock Market LLC
3.150% Senior Notes due 2032	TMUS32A	The NASDAQ Stock Market LLC
3.200% Senior Notes due 2032	TMUS32B	The NASDAQ Stock Market LLC
3.625% Senior Notes due 2035	TMUS35	The NASDAQ Stock Market LLC
3.850% Senior Notes due 2036	TMUS36	The NASDAQ Stock Market LLC
3.500% Senior Notes due 2037	TMUS37	The NASDAQ Stock Market LLC
3.900% Senior Notes due 2038	TMUS38	The NASDAQ Stock Market LLC
3.800% Senior Notes due 2045	TMUS45	The NASDAQ Stock Market LLC
6.250% Senior Notes due 2069	TMUSL	The NASDAQ Stock Market LLC
5.500% Senior Notes due March 2070	TMUSZ	The NASDAQ Stock Market LLC
5.500% Senior Notes due June 2070	TMUSI	The NASDAQ Stock Market LLC

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 24, 2026
Common Stock, par value $0.00001 per share	1,082,204,717

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended March 31, 2026

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$3,520	$5,598
Accounts receivable, net of allowance for credit losses of $217 and $226	4,866	4,874
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $748 and $733	4,935	4,997
Inventory	2,327	2,405
Prepaid expenses	1,067	1,215
Other current assets	5,403	5,372
Total current assets	22,118	24,461
Property and equipment, net	37,262	38,333
Operating lease right-of-use assets	25,021	25,692
Financing lease right-of-use assets	2,766	2,760
Goodwill	13,664	13,678
Spectrum licenses	97,564	98,032
Other intangible assets, net	3,573	3,843
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $217 and $213	2,553	2,683
Other assets	10,146	9,755
Total assets	$214,667	$219,237
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$9,522	$10,280
Short-term debt	2,238	5,135
Deferred revenue	1,468	1,533
Short-term operating lease liabilities	3,639	3,814
Short-term financing lease liabilities	1,155	1,163
Other current liabilities	2,322	2,575
Total current liabilities	20,344	24,500
Long-term debt	83,809	79,649
Long-term debt to affiliates	—	1,498
Tower obligations	3,496	3,532
Deferred tax liabilities	20,266	19,583
Operating lease liabilities	25,856	26,371
Financing lease liabilities	1,024	1,107
Other long-term liabilities	3,993	3,794
Total long-term liabilities	138,444	135,534
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,278,047,828 and 1,275,774,235 shares issued, 1,085,872,037 and 1,106,930,661 shares outstanding	—	—
Additional paid-in capital	69,670	69,460
Treasury stock, at cost, 192,175,791 and 168,843,574 shares	(35,497)	(30,545)
Accumulated other comprehensive loss	(835)	(848)
Retained earnings	22,541	21,136
Total stockholders' equity	55,879	59,203
Total liabilities and stockholders' equity	$214,667	$219,237
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2026	2025
Revenues
Postpaid revenues	$15,629	$13,594
Prepaid revenues	2,517	2,643
Wholesale and other service revenues	685	688
Total service revenues	18,831	16,925
Equipment revenues	3,996	3,704
Other revenues	280	257
Total revenues	23,107	20,886
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,339	2,602
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,488	4,798
Selling, general and administrative	5,966	5,488
Depreciation and amortization	3,817	3,198
Total operating expenses	18,610	16,086
Operating income	4,497	4,800
Other expense, net
Interest expense, net	(1,031)	(916)
Other expense, net	(132)	(46)
Total other expense, net	(1,163)	(962)
Income before income taxes	3,334	3,838
Income tax expense	(830)	(885)
Net income	$2,504	$2,953

Net income	$2,504	$2,953
Other comprehensive income (loss), net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $17 and $16	50	46
Losses on fair value hedges, net of tax effect of $(12) and $(61)	(36)	(177)
Amortization of actuarial gain, net of tax effect of $0 and $0	(1)	(1)
Other comprehensive income (loss)	13	(132)
Total comprehensive income	$2,517	$2,821
Earnings per share
Basic	$2.28	$2.59
Diluted	$2.27	$2.58
Weighted-average shares outstanding
Basic	1,100,174,423	1,140,537,935
Diluted	1,102,053,246	1,144,655,297
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Operating activities
Net income	$2,504	$2,953
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,817	3,198
Stock-based compensation expense	209	186
Deferred income tax expense	682	771
Bad debt expense	426	323
Losses from sales of receivables	20	22
Changes in operating assets and liabilities
Accounts receivable	(162)	(93)
Equipment installment plan receivables	(55)	24
Inventory	86	(318)
Operating lease right-of-use assets	1,196	855
Other current and long-term assets	33	10
Accounts payable and accrued liabilities	(408)	(268)
Short- and long-term operating lease liabilities	(1,218)	(898)
Other current and long-term liabilities	(109)	(88)
Other, net	201	170
Net cash provided by operating activities	7,222	6,847
Investing activities
Purchases of property and equipment, including capitalized interest of $(7) and $(10)	(2,623)	(2,451)
Purchases of spectrum licenses and other intangible assets, including deposits	(26)	(73)
Proceeds from the sale of property, equipment and intangible assets	95	7
Acquisition of companies, net of cash acquired	(1)	(727)
Investments in unconsolidated affiliates, net	—	(75)
Other, net	(294)	(90)
Net cash used in investing activities	(2,849)	(3,409)
Financing activities
Proceeds from issuance of long-term debt, net	6,398	7,774
Repayments of financing lease obligations	(304)	(315)
Repayments of long-term debt	(6,435)	(479)
Repurchases of common stock	(4,826)	(2,494)
Dividends on common stock	(1,120)	(1,003)
Tax withholdings on share-based awards	(154)	(272)
Other, net	1	(18)
Net cash (used in) provided by financing activities	(6,440)	3,193
Change in cash and cash equivalents, including restricted cash	(2,067)	6,631
Cash and cash equivalents, including restricted cash
Beginning of period	5,976	5,713
End of period	$3,909	$12,344
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except share and per share amounts)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance as of December 31, 2025	1,106,930,661	168,843,574	$(30,545)	$69,460	$(848)	$21,136	$59,203
Net income	—	—	—	—	—	2,504	2,504
Dividends declared ($1.02 per share)	—	—	—	—	—	(1,099)	(1,099)
Other comprehensive income	—	—	—	—	13	—	13
Stock-based compensation	—	—	—	226	—	—	226
Stock issued for employee stock purchase plan	754,705	—	—	135	—	—	135
Issuance of vested restricted stock units	2,193,169	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(703,284)	—	—	(154)	—	—	(154)
Repurchases of common stock	(23,329,925)	23,329,925	(4,950)	—	—	—	(4,950)
Other, net	26,711	2,292	(2)	3	—	—	1
Balance as of March 31, 2026	1,085,872,037	192,175,791	$(35,497)	$69,670	$(835)	$22,541	$55,879

Balance as of December 31, 2024	1,144,579,681	126,494,683	$(20,584)	$68,798	$(857)	$14,384	$61,741
Net income	—	—	—	—	—	2,953	2,953
Dividends declared ($0.88 per share)	—	—	—	—	—	(995)	(995)
Other comprehensive loss	—	—	—	—	(132)	—	(132)
Stock-based compensation	—	—	—	177	—	—	177
Stock issued for employee stock purchase plan	712,672	—	—	125	—	—	125
Issuance of vested restricted stock units	3,105,719	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,008,606)	—	—	(273)	—	—	(273)
Repurchases of common stock	(10,091,227)	10,091,227	(2,495)	—	—	—	(2,495)
Other, net	41,339	12,244	(6)	10	—	—	4
Balance as of March 31, 2025	1,137,339,578	136,598,154	$(23,085)	$68,837	$(989)	$16,342	$61,105
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

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”) include all adjustments of a normal recurring nature necessary for the fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The condensed consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, variable interest entities (“VIEs”) for which we are deemed to be the primary beneficiary and VIEs which cannot be deconsolidated, such as those related to our tower obligations as discussed in Note 8 - Tower Obligations. Intercompany transactions and balances have been eliminated in consolidation. Investments in entities that we do not control but have significant influence are accounted for under the equity method. We record our proportionate share of our equity method investees’ earnings (losses) within Other expense, net on our Condensed Consolidated Statements of Comprehensive Income.

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

Accounting Pronouncements Adopted During the Current Year

Interim Reporting

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” The standard improves the navigability of interim disclosures, clarifies when Topic 270 applies and provides additional interim disclosure guidance, including a principle to disclose material events since the most recent annual reporting period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. We evaluated this standard and concluded our interim reporting disclosures are consistent with this standard. Accordingly, the adoption of this standard in the first quarter of 2026 did not have a material impact on our interim reporting disclosures.

Internal-Use Software Accounting and Disclosures

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The amendments remove all references to project stages in ASC 350-40, clarify the threshold entities apply to begin capitalizing costs and address challenges arising from the evolution of software development practices. The new guidance modernizes accounting for software developed using incremental and iterative methods, where the existing model provided limited direction on when capitalization should begin. The ASU also specifies that the disclosures under ASC 360-10, “Property, Plant, and Equipment—Overall,” apply to capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. As of January 1, 2026, we have adopted this standard, and it was applied prospectively after this date. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

In accordance with the terms of the Merger and Unit Purchase Agreement, the total purchase price consisted of an upfront payment on the Ka’ena Acquisition Date and an earnout payable in the third quarter of 2026. On June 30, 2025, we amended the Merger and Unit Purchase Agreement to set the calculation of the earnout as the difference between the maximum purchase price of $1.35 billion and the upfront payment, as adjusted, and removed the requirement for Ka’ena to achieve specified performance indicators.

Based on the amount of the adjusted upfront payment, an additional $420 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout, related to:

•$251 million for the acquired Ka’ena business; and
•$169 million for services to be provided to T-Mobile by certain of the sellers during the post-acquisition period, as well as the replacement of equity awards of certain Ka’ena employees.

As of March 31, 2026 and December 31, 2025, $244 million and $242 million of liabilities for deferred earnout consideration, respectively, and $164 million and $157 million of liabilities for post-acquisition services, respectively, were presented within current liabilities on our Condensed Consolidated Balance Sheets.

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

Index for Notes to the Condensed Consolidated Financial Statements
On August 1, 2025, upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals (the “UScellular Acquisition Date”), we completed the acquisition of the UScellular Wireless Business (the “UScellular Acquisition”), and as a result, the UScellular Wireless Business became wholly owned by T-Mobile. In exchange, on the UScellular Acquisition Date, we transferred cash of $2.8 billion. Additionally, the closing of the UScellular Acquisition obligated us to execute the Exchange Offers. UScellular senior notes with an aggregate outstanding principal balance of $1.7 billion were subsequently exchanged for T-Mobile notes in the Exchange Offers on August 5, 2025. The obligation to execute the Exchange Offers was recorded as debt assumed in the UScellular Acquisition with an aggregate assigned fair value of $1.7 billion.

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

Intangible Assets

Goodwill was assigned to our Wireless segment and has a provisionally assigned value of $209 million, which represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed. The provisionally assigned goodwill recognized includes synergies expected to be achieved from the operations of the combined company, the assembled workforce of UScellular and intangible assets that do not qualify for separate recognition. Of the total provisionally assigned amount of goodwill resulting from the UScellular Acquisition of $209 million, the preliminary amount deductible for tax purposes is $32 million. Expected synergies from the UScellular Acquisition include the cost savings from the planned integration of network infrastructure, facilities, personnel and systems.

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

Fair Value of Assets Acquired and Liabilities Assumed

We have accounted for the Vistar Acquisition as a business combination. The identifiable assets acquired and liabilities assumed from Vistar were recorded at their fair values as of the Vistar Acquisition Date and consolidated with those of T-Mobile. Assigning fair values to the assets acquired and liabilities assumed at the Vistar Acquisition Date requires the use of judgment regarding estimates and assumptions. For the fair values of the assets acquired and liabilities assumed, we used the cost and income approaches.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the assigned fair values for each class of assets acquired and liabilities assumed at the Vistar Acquisition Date, as adjusted for information identified during the measurement period, which closed on February 2, 2026.

(in millions)	February 3, 2025
Cash and cash equivalents	$42
Accounts receivable	157
Prepaid expense and other current assets	2
Property and equipment	1
Operating lease right-of-use assets	1
Goodwill	341
Other intangible assets	264
Total assets acquired	808
Accounts payable and accrued liabilities	128
Deferred revenue	1
Deferred tax liabilities	59
Operating lease liabilities	2
Total liabilities assumed	190
Total consideration transferred	$618

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

We have accounted for the Blis Acquisition as a business combination. The fair value of consideration transferred as of the Blis Acquisition Date totaled $174 million. The identifiable assets acquired and liabilities assumed from Blis were recorded at their fair values as of the Blis Acquisition Date and consolidated with those of T-Mobile. The assigned fair values of total assets acquired were $263 million, including goodwill of $103 million, and total liabilities assumed were $89 million at the Blis Acquisition Date. These amounts reflect adjustments or information identified during the measurement period, which closed on March 2, 2026.

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

EIP receivables had a combined weighted-average effective interest rate of 10.4% and 10.3% as of March 31, 2026 and December 31, 2025, respectively.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	March 31, 2026	December 31, 2025
EIP receivables, gross	$8,453	$8,626
Unamortized imputed discount	(560)	(566)
EIP receivables, net of unamortized imputed discount	7,893	8,060
Allowance for credit losses	(405)	(380)
EIP receivables, net of allowance for credit losses and imputed discount	$7,488	$7,680
Classified on our condensed consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$4,935	$4,997
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,553	2,683
EIP receivables, net of allowance for credit losses and imputed discount	$7,488	$7,680

Many of our loss estimation techniques rely on delinquency-based models categorized by customer credit class; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of March 31, 2026:

	Originated in 2026		Originated in 2025		Originated prior to 2025		Total EIP Receivables, Net of Unamortized Imputed Discount
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Total
Current - 30 days past due	$1,489	$347	$3,864	$789	$1,026	$195	$6,379	$1,331	$7,710
31 - 60 days past due	13	10	24	23	6	5	43	38	81
61 - 90 days past due	2	1	19	20	5	5	26	26	52
More than 90 days past due	—	—	16	20	7	7	23	27	50
EIP receivables, net of unamortized imputed discount	$1,504	$358	$3,923	$852	$1,044	$212	$6,471	$1,422	$7,893

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

The following table presents write-offs of our EIP receivables by year of origination for the three months ended March 31, 2026:

(in millions)	Originated in 2026	Originated in 2025	Originated prior to 2025	Total
Write-offs	$3	$166	$48	$217

Activity for the three months ended March 31, 2026 and 2025, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments were as follows:

	March 31, 2026			March 31, 2025
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$226	$946	$1,172	$176	$814	$990
Bad debt expense	184	242	426	165	158	323
Write-offs	(193)	(217)	(410)	(166)	(158)	(324)
Change in imputed discount on short-term and long-term EIP receivables	N/A	42	42	N/A	36	36
Impact on the imputed discount from sales of EIP receivables	N/A	(48)	(48)	N/A	(42)	(42)
Allowance for credit losses and imputed discount, end of period	$217	$965	$1,182	$175	$808	$983

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of March 31, 2026. In connection with the sales of certain service accounts receivable and EIP receivables pursuant to the sale arrangements, we provide guarantees of credit performance included on our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. See Note 4 – Sales of Certain Receivables for further information.

Note 4 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP Sale Arrangement”), which expires November 2026. As of both March 31, 2026, and December 31, 2025, the EIP Sale Arrangement provided funding of $1.3 billion.

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

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the carrying amounts and classification of liabilities, which consist of the recourse guarantee, included on our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	March 31, 2026	December 31, 2025
Other current liabilities	$92	$90
Other long-term liabilities	13	13

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “Service Receivable Sale Arrangement”). On February 24, 2026, we extended the scheduled expiration date of the Service Receivable Sale Arrangement to February 23, 2027. As of both March 31, 2026, and December 31, 2025, the Service Receivable Sale Arrangement provided funding of $775 million.

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

The following table summarizes the carrying amounts and classification of liabilities included on our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	March 31, 2026	December 31, 2025
Other current liabilities	$287	$306

Sales of Receivables

The credit enhancement feature of each of the EIP Sale Arrangement and the Service Receivable Sale Arrangement is in the form of a recourse guarantee liability, which is collateralized by pledged but unsold receivables. The recourse guarantee represents a financial instrument that is primarily tied to the creditworthiness of our customers. At inception, we elected to measure the recourse guarantee liabilities at fair value with changes in fair value included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The fair value of the recourse guarantee liabilities is determined based on a discounted cash flow model, which primarily uses Level 3 inputs, including estimated customer default rates and credit worthiness, dilutions and recoveries. Our recourse guarantee liabilities related to the sales of service receivables and EIP receivables were $132 million and $130 million as of March 31, 2026, and December 31, 2025, respectively. These liabilities were collateralized by $284 million and $266 million of gross service receivables and $579 million and $535 million of gross EIP receivables pledged, but unsold as of March 31, 2026, and December 31, 2025, respectively, which represent our maximum exposure under the recourse guarantee.

The following table summarizes the impact of the sales of certain service receivables and EIP receivables on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2026	December 31, 2025
Derecognized net service accounts receivable and EIP receivables	$1,669	$1,651
Other current liabilities	379	397
of which, recourse guarantee	119	117
Other long-term liabilities	13	13
of which, recourse guarantee	13	13
Net cash proceeds since inception	1,352	1,372
Of which:
Change in net cash proceeds during the year-to-date period	(20)	(96)
Net cash proceeds funded by reinvested collections	1,372	1,468

We recognized losses from sales of receivables, including changes in fair value of the recourse guarantee liabilities, of $20 million and $22 million for the three months ended March 31, 2026 and 2025, respectively, in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

Index for Notes to the Condensed Consolidated Financial Statements
Continuing Involvement

Pursuant to the EIP Sale Arrangement and Service Receivable Sale Arrangement described above, we have continuing involvement with the EIP receivables and service accounts receivables we sell, as we service the receivables, are required to replace certain receivables, including ineligible receivables, aged receivables and receivables where a write-off is imminent, and may be responsible for absorbing credit losses through performance under our recourse guarantee liabilities. We continue to service the customers and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections on sold receivables may be reinvested in new receivable sales. At the direction of the purchasers of the sold receivables, we apply the same policies and procedures while servicing the sold receivables as we apply to our owned receivables, and we continue to maintain normal relationships with our customers.

Note 5 – Spectrum License Transactions

Spectrum Licenses

The following table summarizes our spectrum license activity for the three months ended March 31, 2026:

(in millions)	Spectrum
Spectrum licenses, beginning of year	$98,032
Spectrum license acquisitions	39
Spectrum licenses transferred to held for sale	(507)
Spectrum licenses, end of period	$97,564

Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits. Cash proceeds from the sale of spectrum licenses are included in Proceeds from the sale of property, equipment and intangible assets on our Condensed Consolidated Statements of Cash Flows.

License Purchase Agreements

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

As a result of additional spectrum acquisitions we are planning with third parties, we have agreed with Comcast to accelerate the consummation of our acquisition of approximately $45 million of the Comcast Licenses. The parties are currently targeting a closing on the acquisition of this accelerated portion of the Comcast Licenses in 2026, with the remaining spectrum license acquisitions targeting a closing in the first half of 2028.

Index for Notes to the Condensed Consolidated Financial Statements
Grain Management, LLC

On May 30, 2025, we entered into a License and Unit Purchase Agreement with NEWLEVEL IV, L.P. and NEWLEVEL, LLC, both of which are affiliates of Grain Management, LLC (“Grain”), pursuant to which we will sell our 800 MHz spectrum licenses in exchange for cash consideration of $2.9 billion and the receipt of Grain’s 600 MHz spectrum licenses, which we are currently utilizing under lease agreements with Grain. In addition, we may receive a share of certain future proceeds from transactions entered into by Grain that monetize the 800 MHz spectrum licenses, subject to certain terms and conditions and following a certain return on invested capital for Grain. As of March 31, 2026, $3.6 billion of the associated 800 MHz spectrum licenses have been classified as held for sale at cost, with $2.9 billion and $690 million presented in Other current assets and Other assets, respectively, on our Condensed Consolidated Balance Sheets based on the nature of consideration to be received. The transaction is subject to customary closing conditions and contingent on the receipt of regulatory approvals, including the FCC’s approval regarding certain modifications to the 800 MHz spectrum licenses, and the parties are currently targeting a closing in 2026. We do not expect the transaction to have a material impact on our Condensed Consolidated Statements of Comprehensive Income upon the transaction close. In addition, we expect an increase to our cash income tax liability of approximately $850 million upon the transaction close.

Spectrum Exchange Transactions

During the three months ended March 31, 2026 and 2025, we recognized $5 million and $172 million, respectively, of non-cash spectrum license acquisitions associated with the closing of certain exchange transactions, which were included in Spectrum Licenses on our Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2026 and 2025, we recognized $2 million and $12 million, respectively, of gains associated with the closing of certain spectrum exchange transactions as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

As of March 31, 2026 and December 31, 2025, $507 million and $3 million of spectrum licenses were classified as held for sale within Other assets on our Condensed Consolidated Balance Sheets related to additional spectrum exchange agreements pending regulatory approval and closing, which are expected to close in the next 12 months. The closings of these transactions are not expected to have a significant impact on our Condensed Consolidated Statements of Comprehensive Income.

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

We have entered into cross-currency swap agreements, with the same notional amounts as our EUR-denominated debt issuances, to effectively convert €7.3 billion to USD borrowings, with the same maturities as our EUR-denominated debt issuances. The swaps qualify and have been designated as fair value hedges of our EUR-denominated debt, mitigating our exposure to foreign currency transaction gains and losses.

Accordingly, all changes in the fair value of the swaps will be initially recorded through Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets and reclassified to earnings in an amount that exactly offsets the periodic transaction gain or loss on remeasuring the debt, such that there will be no earnings volatility due to changes in foreign-currency exchange rates. Transaction gains or losses on remeasuring the EUR-denominated debt, as well as the offsetting swap amounts, are recorded within Other expense, net on our Condensed Consolidated Statements of Comprehensive Income.

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

The following table summarizes the activity of our cross-currency swaps:

	Three Months Ended March 31,
(in millions)	2026	2025
Other expense, net
Pre-tax transaction gain (loss) on remeasurement of EUR-denominated debt	$183	$(218)
Amount recognized in Other expense, net reclassified from Accumulated other comprehensive loss	(183)	218
Accumulated other comprehensive loss
Amount recognized in Accumulated other comprehensive loss reclassified to Other expense, net	$183	$(218)
Losses associated with the change in fair value of cross-currency swaps recognized in Accumulated other comprehensive loss	(231)	(20)

Interest Rate Lock Derivatives

In April 2020, we terminated our interest rate lock derivatives entered into in October 2018. Aggregate changes in the fair value of our terminated interest rate lock derivatives, net of amortization, of $721 million and $771 million are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026 and 2025, we amortized $67 million and $62 million, respectively, from Accumulated other comprehensive loss into Interest expense, net, on our Condensed Consolidated Statements of Comprehensive Income. We expect to amortize $279 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending March 31, 2027.

Index for Notes to the Condensed Consolidated Financial Statements
Debt

The fair values of our Senior Notes and spectrum-backed Senior Secured Notes to third parties were determined based on quoted market prices in active markets. Accordingly, our Senior Notes and spectrum-backed Senior Secured Notes to third parties were classified as Level 1 within the fair value hierarchy. The fair value of our Senior Notes to affiliates was determined based on the fair value of the Senior Notes to third parties with similar terms and maturities. Accordingly, our Senior Notes to affiliates were classified as Level 2 within the fair value hierarchy. The fair values of our Senior Notes to third parties (EUR-denominated) and asset-backed notes (“ABS Notes”) were primarily based on quoted prices in inactive markets for identical instruments and observable changes in market interest rates, both of which are Level 2 inputs. Accordingly, our Senior Notes to third parties (EUR-denominated) and ABS Notes were classified as Level 2 within the fair value hierarchy. The fair value of our borrowings related to credit agreements with certain financial institutions, backed by Export Credit Agencies (the “ECA Facilities”) and the MRFA (as defined below) were determined based on a discounted cash flow approach using market interest rates of instruments with similar maturities and credit risk. Accordingly, our borrowings related to the ECA Facilities and MRFA were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to third parties (EUR-denominated), Senior Notes to affiliates, ABS Notes, and borrowings related to the ECA Facilities and MRFA. The fair value estimates were based on information available as of March 31, 2026 and December 31, 2025. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt, excluding accrued interest, included on our Condensed Consolidated Balance Sheets were as follows:

(in millions)	Level within the Fair Value Hierarchy	March 31, 2026		December 31, 2025
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$72,247	$67,093	$74,575	$70,517
Senior Notes to third parties (EUR-denominated)	2	8,284	8,060	5,551	5,460
Senior Notes to affiliates	2	—	—	1,498	1,500
Senior Secured Notes to third parties	1	748	738	844	835
ABS Notes to third parties	2	1,994	2,003	1,995	2,017
Borrowings related to ECA Facilities and MRFA	2	2,774	2,828	1,819	1,876

Note 7 – Debt

The following table sets forth the debt balances and activity as of, and for the three months ended, March 31, 2026:

(in millions)	December 31, 2025	Proceeds from Issuances and Borrowings (1)	Note Redemptions (1)	Repayments	Reclassifications (1)	Other (2)	March 31, 2026
Short-term debt	$5,135	$—	$(3,300)	$(135)	$538	$—	$2,238
Long-term debt	79,649	6,393	(1,497)	—	(538)	(198)	83,809
Total debt to third parties	84,784	6,393	(4,797)	(135)	—	(198)	86,047
Long-term debt to affiliates	1,498	—	(1,498)	—	—	—	—
Total debt	$86,282	$6,393	$(6,295)	$(135)	$—	$(198)	$86,047
(1)Issuances and borrowings, note redemptions and reclassifications are recorded net of accrued or paid issuance costs and discounts.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees, and the impact from changes in foreign currency exchange rates.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was 4.2% and 4.0% on weighted-average debt outstanding of $86.7 billion and $80.8 billion for the three months ended March 31, 2026 and 2025, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt to third parties and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Index for Notes to the Condensed Consolidated Financial Statements
Issuances and Borrowings

During the three months ended March 31, 2026, we issued and borrowed the following debt:

(in millions)	Principal Issuances	Discounts and Issuance Costs	Net Proceeds from Issuance of Debt	Issue Date
5.000% Senior Notes due 2036	$1,150	$(8)	$1,142	January 12, 2026
5.850% Senior Notes due 2056	850	(8)	842	January 12, 2026
3.200% Senior Notes due 2032 (EUR-denominated)	881	(5)	876	February 19, 2026
3.625% Senior Notes due 2035 (EUR-denominated)	881	(5)	876	February 19, 2026
3.900% Senior Notes due 2038 (EUR-denominated)	1,175	(12)	1,163	February 19, 2026
Total of Senior Notes issued	4,937	(38)	4,899
4.250% Class A Senior ABS Notes due 2030	500	(2)	498	March 20, 2026
Total of ABS Notes issued	500	(2)	498
4.557% MRFA due 2027	1,000	(4)	996	February 5, 2026
Total borrowings	1,000	(4)	996
Total issuances and borrowings	$6,437	$(44)	$6,393

Credit Facilities

On January 5, 2026, we entered into a Second Amended and Restated Credit Agreement (the “January 2026 Credit Agreement”) with certain financial institutions named therein. The January 2026 Credit Agreement amends and restates in its entirety the Amended and Restated Credit Agreement, dated as of October 17, 2022, and provides for a $10.0 billion revolving credit facility, including a letter of credit sub-facility of up to $1.5 billion and a swingline loan sub-facility of up to $500 million. Commitments under the January 2026 Credit Agreement will mature on January 5, 2031, except as otherwise extended or replaced. Borrowings under the January 2026 Credit Agreement will bear interest based upon the applicable benchmark rate, depending on the type of loan and, in some cases, at our election, plus a margin that is determined by reference to the credit rating of T-Mobile USA’s senior unsecured long-term debt. The January 2026 Credit Agreement contains customary representations, warranties and covenants, including a financial maintenance covenant of 4.5x with respect to T-Mobile USA, Inc.’s Leverage Ratio (as defined therein). As of March 31, 2026, we did not have an outstanding balance under this facility.

Note Redemptions and Repayments

During the three months ended March 31, 2026, we made the following redemptions and repayments:

(in millions)	Principal Amount	Write-off of Issuance Cost and Consent Fees (1)	Redemption or Repayment Date	Redemption Price
4.750% Senior Notes due 2028	$1,500	$3	February 1, 2026	100%
4.750% Senior Notes to affiliates due 2028	1,500	2	February 1, 2026	100%
1.500% Senior Notes due 2026	1,000	—	February 15, 2026	N/A
2.250% Senior Notes due 2026	1,800	—	February 15, 2026	N/A
5.050% Class A Senior ABS Notes due 2029	500	—	March 20, 2026	100%
Total Redemptions	$6,300	$5

ECA Facility due March 2036	$43	$—	Various	N/A
5.152% Series 2018-1 A-2 Notes due 2028	92	—	Various	N/A
Total Repayments	$135	$—
(1)Write-off of issuance costs and consent fees are included in Other expense, net on our Condensed Consolidated Statements of Comprehensive Income. Write-off of issuance costs and consent fees are included in Other, net within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.

Index for Notes to the Condensed Consolidated Financial Statements
Asset-backed Notes

On March 20, 2026, we issued $500 million of 4.250% Class A Senior ABS Notes to third parties in a private placement transaction. Net Proceeds of $498 million from these ABS Notes are presented in Proceeds from issuance of long-term debt, net on our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026.

As of March 31, 2026, $2.0 billion of our ABS Notes were secured in total by $2.6 billion of gross EIP receivables and future collections on such receivables. Our ABS Notes and the assets securing this debt are included on our Condensed Consolidated Balance Sheets.

The expected maturities of our ABS Notes as of March 31, 2026, were as follows:

(in millions)	Expected Maturities
2026	$136
2027	1,008
2028	758
2029	98
Total	$2,000

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

The following table summarizes the carrying amounts and classification of assets and liabilities included on our Condensed Consolidated Balance Sheets with respect to the ABS Entities:

(in millions)	March 31, 2026	December 31, 2025

Assets
Equipment installment plan receivables, net	$1,761	$1,865
Equipment installment plan receivables due after one year, net	646	543
Other current assets	222	232
Liabilities
Accounts payable and accrued liabilities	$2	$3
Short-term debt	284	594
Long-term debt	1,709	1,401

See Note 3 – Receivables and Related Allowance for Credit Losses for additional information on the EIP receivables used to secure the ABS Notes.

Master Receivables Financing Agreement

On February 5, 2026, we entered into a master receivables financing agreement with certain third parties that provides for a revolving loan facility secured by pledged service customer relationships, which include current as well as future monthly service receivables, during the borrowing period (the “MRFA”). Concurrently with the execution of the MRFA, we borrowed $1.0 billion with a floating interest rate indexed to the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, with an initial scheduled expiry date of February 5, 2027, and principal paydowns beginning thereafter. The net proceeds are presented in Proceeds from issuance of long-term debt on our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026.

As of March 31, 2026, $1.0 billion of borrowings are secured by approximately $195 million of outstanding service accounts receivable, the related customer service account contracts and future monthly service receivables. The borrowings related to the MRFA and assets securing these borrowings are included on our Condensed Consolidated Balance Sheets.

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

The following table summarizes the balances associated with both of the tower arrangements on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2026	December 31, 2025
Property and equipment, net	$1,886	$1,922
Tower obligations	3,496	3,532
Other long-term liabilities	554	554

Future minimum payments related to the tower obligations are approximately $391 million for the 12-month period ending March 31, 2027, $816 million in total for both of the 12-month periods ending March 31, 2028 and 2029, $869 million in total for both of the 12-month periods ending March 31, 2030 and 2031, and $3.1 billion in total thereafter.
We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities, as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 900 sites and have included lease liabilities of $239 million in our Operating lease liabilities as of March 31, 2026.

Note 9 – Revenue from Contracts with Customers

Disaggregation of Revenue

We provide wireless communications and broadband services to a variety of customers, but focus primarily on two categories:

•Postpaid generally includes customers that are qualified to pay after receiving service utilizing phones, 5G broadband gateways, fiber connections, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and IoT); and
•Prepaid generally includes customers that pay for service in advance.

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

Contract Balances

The contract asset and contract liability balances from contracts with customers as of March 31, 2026 and December 31, 2025, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2025	$1,307	$1,653
Balance as of March 31, 2026	1,368	1,568
Change	$61	$(85)

Index for Notes to the Condensed Consolidated Financial Statements
Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the contract asset balance reflects customer activity related to new promotions, offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of $1.0 billion and $920 million as of March 31, 2026 and December 31, 2025, respectively, was included in Other current assets on our Condensed Consolidated Balance Sheets.

Contract liabilities are recorded when fees are collected, or we have an unconditional right to consideration (a receivable) in advance of delivery of goods or services. Changes in contract liabilities are primarily related to the activity of prepaid customers and contract liabilities assumed in the UScellular Acquisition. Contract liabilities are primarily included in Deferred revenue on our Condensed Consolidated Balance Sheets.

Revenues for the three months ended March 31, 2026 and 2025, include the following:

	Three Months Ended March 31,
(in millions)	2026	2025
Amounts included in the beginning of year contract liability balance	$1,060	$903

Remaining Performance Obligations

As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $2.8 billion. We expect to recognize revenue as the service is provided on these postpaid contracts, generally over a period of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of March 31, 2026, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $986 million, $968 million and $2.2 billion for the remainder of 2026, 2027, and 2028 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to six years.

Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $2.0 billion for both March 31, 2026 and December 31, 2025, and is included in Other assets on our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income were $473 million and $485 million for the three months ended March 31, 2026 and 2025, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three months ended March 31, 2026 and 2025.

Note 10 – Segment Reporting

We manage our business activities on a consolidated basis and operate as a single operating segment: Wireless. We primarily derive our revenue in the United States by providing wireless communications and broadband services to customers using our wireless networks and selling devices that provide customers access to our wireless networks. The accounting policies of the Wireless segment are the same as those described in Part II, Item 8, Note 1 – Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2025.

Our chief operating decision maker (“CODM”) is our President and Chief Executive Officer. The CODM uses Net income, as reported on our Condensed Consolidated Statements of Comprehensive Income, in evaluating performance of the Wireless segment and determining how to allocate resources of the Company as a whole, including investing in our networks and

Index for Notes to the Condensed Consolidated Financial Statements
customers, stockholder return programs and acquisition strategy. The CODM does not review assets in evaluating the results of the Wireless segment, and therefore, such information is not presented.

The following table provides the operating financial results of our Wireless segment:

	Three Months Ended March 31,
(in millions)	2026	2025
Total revenues	$23,107	$20,886
Less: Significant and other segment expenses
Cost of equipment sales	5,488	4,798
Employee expenses	2,134	1,909
Lease expense	1,582	1,207
Advertising expense	901	812
Bad debt expense	426	323
Other segment items (1)	4,262	3,839
Depreciation and amortization	3,817	3,198
Interest expense, net	1,031	916
Other expense, net	132	46
Income tax expense	830	885
Segment net income	$2,504	$2,953
(1)Other segment items included in Segment net income primarily includes certain third-party commissions, external labor and services and backhaul expenses.

Note 11 – Stockholder Return Program

2026 Stockholder Return Program

On December 11, 2025, we announced that our Board of Directors authorized our 2026 Stockholder Return Program of up to $14.6 billion that will run through December 31, 2026 (the “2026 Stockholder Return Program”). The 2026 Stockholder Return Program consists of repurchases of shares of our common stock and the payment of cash dividends. The amount available under the 2026 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared and paid by us.

On December 4, 2025, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which was paid on March 12, 2026, to stockholders of record as of the close of business on February 27, 2026.

On March 19, 2026, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which will be paid on June 11, 2026, to stockholders of record as of the close of business on May 29, 2026.

During the three months ended March 31, 2026, we paid an aggregate of $1.1 billion in cash dividends to our stockholders, which was presented within Net cash (used in) provided by financing activities on our Condensed Consolidated Statements of Cash Flows, of which $594 million was paid to Deutsche Telekom AG (“DT”). As of March 31, 2026, $1.1 billion for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets, of which $594 million is payable to DT.

During the three months ended March 31, 2026, we repurchased 23,329,925 shares of our common stock at an average price per share of $210.07 for a total purchase price of $4.9 billion, under the 2026 Stockholder Return Program. All shares repurchased during the three months ended March 31, 2026, were purchased at market price. As of March 31, 2026, we had up to $8.6 billion remaining under the 2026 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2026.

Subsequent to March 31, 2026, on April 23, 2026, we announced that our Board of Directors increased the 2026 Stockholder Return Program authorization to up to $18.2 billion.

Subsequent to March 31, 2026, from April 1, 2026, through April 24, 2026, we repurchased 3,791,020 shares of our common stock at an average price per share of $195.87 for a total purchase price of $743 million. As of April 24, 2026, we had up to $11.5 billion remaining under the 2026 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2026.

Index for Notes to the Condensed Consolidated Financial Statements
Note 12 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2026	2025
Net income	$2,504	$2,953

Weighted-average shares outstanding – basic (1)	1,100,174,423	1,140,537,935
Effect of dilutive securities:
Outstanding stock options and unvested stock awards (1)	1,878,823	4,117,362
Weighted-average shares outstanding – diluted	1,102,053,246	1,144,655,297

Earnings per share – basic	$2.28	$2.59
Earnings per share – diluted	$2.27	$2.58

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	2,193,273	961,773
Ka’ena Acquisition earnout (2)	—	979,153
(1)     For the three months ended March 31, 2026, the weighted-average number of shares issuable related to the Ka’ena Acquisition earnout (“Ka’ena Shares”) are included in our calculations of basic and diluted weighted-average shares outstanding based on the 20 trading day volume-weighted average price as of March 31, 2026, as further described below.
(2)     Represents the Ka’ena Shares that were contingently issuable based on achievement of specified performance indicators from the Ka’ena Acquisition closing date of May 1, 2024, based on the maximum number of shares contingently issuable for the earnout and 20 trading day volume-weighted average price as of March 31, 2025.

As of March 31, 2026, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of March 31, 2026 and 2025. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

The Ka’ena Shares were previously contingent consideration for the Ka’ena Acquisition. On June 30, 2025, we amended the Merger and Unit Purchase Agreement to set the calculation of the earnout as the difference between the maximum purchase price of $1.35 billion and the upfront payment, as adjusted, and removed the requirement for Ka’ena to achieve specified performance indicators. The Ka’ena Shares issuable are included in the calculation of basic and diluted weighted-average shares outstanding for the three months ended March 31, 2026. The Ka’ena Shares are expected to be issued after the Ka’ena Acquisition earnout payment date.

Note 13 – Commitments and Contingencies

Sprint Merger Commitments

In connection with the regulatory proceedings and approvals of the Sprint Merger pursuant to the Business Combination Agreement with Sprint and the other parties named therein (as amended, the “Business Combination Agreement”) and the other transactions contemplated by the Business Combination Agreement, we have commitments and other obligations to various state and federal agencies and certain nongovernmental organizations, including pursuant to the Consent Decree agreed to by us, DT, Sprint, SoftBank Group Corp. (“SoftBank”) and DISH Network Corporation (“DISH”) and entered by the U.S. District Court for the District of Columbia, and the FCC’s memorandum opinion and order approving our applications for approval of the Sprint Merger. These commitments and obligations include, among other things, extensive 5G network build-out commitments, obligations to deliver high-speed wireless services to the vast majority of Americans, including Americans residing in rural areas, the marketing of an in-home broadband product where spectrum capacity is available and national security commitments. Many of the commitments specify time frames for compliance and reporting. Failure to fulfill our obligations and commitments in a timely manner could result in substantial fines, penalties, or other legal and administrative actions.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

We have also received inquiries and contested legal proceedings from various government agencies, law enforcement and other governmental authorities related to the August 2021 cyberattack, which could result in substantial fines or penalties. We reached an agreement with the FCC, which was announced on September 30, 2024, to resolve one of those inquiries. We will continue to respond to the other agencies and regulators inquiring about the matter with an aim to resolve all of these matters. While we hope to resolve them in the near term, we cannot predict the timing or outcome of any of these matters or whether we may be subject to further regulatory inquiries, investigations, or legal or enforcement actions.

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
Note 14 – Restructuring Costs

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

The following table summarizes the expenses incurred in connection with our UScellular Acquisition restructuring initiatives:

(in millions)	Three Months Ended March 31, 2026	Incurred to Date
Contract termination costs	$41	$73
Severance costs	26	89
Network decommissioning	18	34
Total restructuring plan expenses	$85	$196

The expenses associated with our UScellular Acquisition restructuring initiatives are included in Cost of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

Our UScellular Acquisition restructuring initiatives will also include the acceleration or termination of certain of our operating leases for cell sites, switch sites and retail stores. Incremental expenses associated with terminated leases and leases for which we have recognized accelerated lease expense were $280 million for the three months ended March 31, 2026, and are included in Cost of services on our Condensed Consolidated Statements of Comprehensive Income.

Additionally, we recognized $229 million of accelerated depreciation for the three months ended March 31, 2026, related to assets associated with the decommissioning of cell sites, which is included in Depreciation and amortization on our Condensed Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our UScellular Acquisition restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2025	Expenses Incurred	Cash Payments	March 31, 2026
Contract termination costs	$31	$41	$(32)	$40
Severance costs	59	26	(8)	77
Network decommissioning	1	18	(15)	4
Total	$91	$85	$(55)	$121

The liabilities accrued in connection with our UScellular Acquisition restructuring initiatives are presented in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

Our UScellular Acquisition restructuring activities are expected to occur over the next two years, with substantially all costs incurred by the end of fiscal year 2027. We are evaluating additional restructuring initiatives associated with the UScellular Acquisition, which are dependent on consultations and negotiations with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments.

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

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the expenses incurred in connection with our Network Restructuring Initiative:

(in millions)	Three Months Ended March 31, 2026	Incurred to Date
Contract termination costs	$27	$32
Network decommissioning	38	102
Total restructuring plan expenses	$65	$134

The expenses associated with our Network Restructuring Initiative are included in Cost of services on our Condensed Consolidated Statements of Comprehensive Income.

Our Network Restructuring Initiative also includes the termination of certain of our operating leases for cell sites and switch sites. Incremental expenses associated with terminated leases and leases for which we have recognized accelerated lease expense were $11 million for the three months ended March 31, 2026, and are included in Cost of services on our Condensed Consolidated Statements of Comprehensive Income.

Additionally, we recognized $60 million of accelerated depreciation for the three months ended March 31, 2026, related to assets associated with the decommissioning of cell sites, which is included in Depreciation and amortization on our Condensed Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our Network Restructuring Initiative, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2025	Expenses Incurred	Cash Payments	March 31, 2026
Contract termination costs	$—	$27	$(14)	$13
Network decommissioning	1	38	(12)	27
Total	$1	$65	$(26)	$40

The liabilities accrued in connection with our Network Restructuring Initiative are presented in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

Our Network Restructuring Initiative is expected to be completed prior to the end of 2027, with a majority of costs incurred by the end of 2026. We are evaluating additional restructuring activities associated with the Network Restructuring Initiative, which are dependent on consultations and negotiations with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments.

2025-2026 Workforce Transformation

In the fourth quarter of 2025, we began implementing a restructuring initiative to streamline operations by centralizing leaders and teams, reducing organizational layers and eliminating duplicative roles (the “2025-2026 Workforce Transformation”).

The following table summarizes the expenses incurred in connection with our 2025-2026 Workforce Transformation initiative:

(in millions)	Three Months Ended March 31, 2026	Incurred to Date
Severance costs	$141	$531

The expenses associated with our workforce reduction initiative are included in Cost of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our 2025-2026 Workforce Transformation initiative, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2025	Expenses Incurred	Cash Payments	March 31, 2026
Severance costs	$374	$141	$(123)	$392

The liabilities accrued in connection with our 2025-2026 Workforce Transformation initiative are presented in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

Index for Notes to the Condensed Consolidated Financial Statements
We have incurred substantially all of the costs associated with our 2025-2026 Workforce Transformation. We expect substantially all remaining associated employee separations and related cash outflows to occur in 2026.

Note 15 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	March 31, 2026	December 31, 2025
Accounts payable	$4,573	$5,219
Payroll and related benefits	1,316	1,709
Property and other taxes, including payroll	1,697	1,601
Accrued interest	1,073	1,025
Other accrued liabilities	863	726
Accounts payable and accrued liabilities	$9,522	$10,280

Book overdrafts included in Accounts payable were $363 million and $823 million as of March 31, 2026 and December 31, 2025, respectively.

Supplemental Condensed Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended March 31,
(in millions)	2026	2025
Interest payments, net of amounts capitalized	$1,054	$934
Operating lease payments	1,537	1,214
Income tax payments, net of refunds received	10	10
Non-cash investing and financing activities
Change in accounts payable and accrued liabilities for purchases of property and equipment	$(357)	$(463)
Operating lease right-of-use assets obtained in exchange for lease obligations	525	481
Financing lease right-of-use assets obtained in exchange for lease obligations	222	248

Cash and Cash Equivalents, Including Restricted Cash

Cash and cash equivalents, including restricted cash, presented on our Condensed Consolidated Statements of Cash Flows were included on our Condensed Consolidated Balance Sheets as follows:

(in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$3,520	$5,598
Restricted cash (included in Other current assets)	301	296
Restricted cash (included in Other assets)	88	82
Cash and cash equivalents, including restricted cash	$3,909	$5,976

Note 16 – Subsequent Events

On April 23, 2026, we announced that our Board of Directors increased the 2026 Stockholder Return Program authorization from up to $14.6 billion to up to $18.2 billion.

From April 1, 2026, through April 24, 2026, we repurchased 3,791,020 shares of our common stock at an average price per share of $195.87 for a total purchase price of $743 million. See Note 11 - Stockholder Return Program for additional information.

On April 24, 2026, we entered into a definitive agreement with an affiliate of Wren House Infrastructure Management Limited (“Wren House”) to establish a joint venture that will acquire i3 Broadband, one of Wren House’s existing fiber portfolio companies. The transaction with Wren House is expected to close in the second half of 2026, subject to customary closing conditions and regulatory approvals, at which time we expect to invest approximately $700 million to acquire a 50% equity interest in the joint venture and substantially all existing residential fiber customers. Additionally, on April 25, 2026, we entered

Index for Notes to the Condensed Consolidated Financial Statements
into definitive agreements with affiliates of Oak Hill Capital Management, LLC (“Oak Hill”) to establish a joint venture that will acquire and combine GoNetspeed and Greenlight Networks, two of Oak Hill’s existing fiber portfolio companies. The transaction with Oak Hill is expected to close in the first half of 2027, subject to customary closing conditions and regulatory approvals, at which time we expect to invest approximately $2.0 billion to acquire a 50% equity interest in the joint venture and substantially all existing residential fiber customers. We expect to account for these joint ventures under the equity method of accounting and recognize service revenues for the acquired fiber customers and wholesale costs paid to the joint venture for network access within Postpaid revenues and Cost of services, respectively, on our Condensed Consolidated Statements of Comprehensive Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A of this Form 10-Q, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•competition, industry consolidation and changes in the market for wireless communications services and other forms of connectivity;
•cyberattacks, disruptions, data loss or other security breaches;
•our inability to adopt and deploy network technologies in a timely and effective manner;
•our inability to effectively execute our digital initiatives and drive customer and employee adoption of emerging technologies;
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
•adverse economic, political or market conditions in the U.S. and international markets, including changes resulting from increases in oil prices, inflation or interest rates, tariffs and trade restrictions, supply chain disruptions, fluctuations in global currencies, immigration policies, and impacts of geopolitical instability, such as global conflict, wars and further escalations thereof;
•operational delays, higher procurement costs, such as memory chip cost impacts on smartphones, and operational costs, and increased regulatory and compliance complexities, for example, as a result of changes to trade policies, including higher tariffs, restrictions and other economic disincentives to trade;
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

Investors and others should note that we announce material information to our investors using our investor relations website (https://investor.t-mobile.com), newsroom website (https://t-mobile.com/news), press releases, SEC filings and public conference calls and webcasts. We intend to also use certain social media accounts as a means of disclosing information about us and our services and for complying with our disclosure obligations under Regulation FD (the @TMobileIR X account (https://x.com/TMobileIR), the @SriniGopalan X account (https://x.com/SriniGopalan) and our CEO’s LinkedIn account (https://www.linkedin.com/in/srini-gopalan/), both of which Mr. Gopalan also uses as a means for personal communications and observations, and the @TMobileCFO X account (https://x.com/tmobilecfo) and our Chief Financial Officer’s LinkedIn account (https://www.linkedin.com/in/peter-osvaldik-3887394), both of which Mr. Osvaldik also uses as a means for personal communications and observations). The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these social media channels in addition to following our press releases, SEC filings and public conference calls and webcasts. The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time as listed on our investor relations website.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026, included in Part I, Item 1 of this Form 10-Q, and audited consolidated financial statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Acquisition of UScellular Wireless Business

Transaction Overview

On August 1, 2025 (the “UScellular Acquisition Date”), we completed the acquisition (the “UScellular Acquisition”) of substantially all of United States Cellular Corporation’s (“UScellular”) wireless operations and select spectrum assets and the acquisition of substantially all of the wireless operations assets of each of Farmers Cellular Telephone Company, Inc., Iowa RSA No. 9 Limited Partnership, and Iowa RSA No. 12 Limited Partnership (collectively, the “UScellular Wireless Business”). In exchange, on the UScellular Acquisition Date, we transferred cash of $2.8 billion. Additionally, the closing of the UScellular Acquisition obligated us to execute exchange offers, which were launched on May 23, 2025 (the “Exchange Offers”). On August 5, 2025, we executed the Exchange Offers of certain senior notes of UScellular with an aggregate outstanding principal balance of $1.7 billion for T-Mobile notes.

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

See Note 14 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements for more information.

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

UScellular merger-related costs are presented below:

(in millions)	Three Months Ended March 31,		Change
	2026	2025	$	%
UScellular merger-related costs
Cost of services, exclusive of depreciation and amortization	$344	$—	$344	NM
Cost of equipment sales, exclusive of depreciation and amortization	14	—	14	NM
Selling, general and administrative	48	14	34	243%
Depreciation and amortization	229	—	229	NM
Total UScellular merger-related costs	$635	$14	$621	NM

Net cash payments for UScellular merger-related costs	$114	$9	$105	NM
NM - Not meaningful

Anticipated Impacts

As a result of our UScellular Acquisition restructuring and integration activities, we expect to realize cost efficiencies by eliminating redundancies within our combined network as well as other business processes and operations. Upon completion of these activities, we expect to achieve total annual run rate cost synergies of $1.2 billion, consisting of $950 million in operating expenses and $250 million in capital expenditures. We currently expect total costs to achieve, excluding accelerated depreciation, to be approximately $2.6 billion, currently expected to be comprised of $1.5 billion of UScellular merger-related costs recognized within operating expenses and $1.1 billion of capital expenditures.

Our remaining restructuring and integration activities associated with the UScellular Acquisition are expected to occur over the next two years, with substantially all costs incurred and associated cash payments made by the end of fiscal year 2027. We are evaluating additional restructuring initiatives associated with the UScellular Acquisition, which are dependent on consultations and negotiations with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the costs and related payments.

Acquisition of Vistar Media Inc.

On December 20, 2024, we entered into an agreement and plan of merger for the acquisition of 100% of the outstanding capital stock of Vistar Media Inc. (“Vistar”), a provider of technology solutions for digital-out-of-home advertisements (the “Vistar Acquisition”).

On February 3, 2025 (the “Vistar Acquisition Date”), we completed the Vistar Acquisition in exchange for $621 million in cash.

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

On March 3, 2025 (the “Blis Acquisition Date”), we completed the Blis Acquisition in exchange for $180 million in cash.

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

Sprint Merger-Related Costs

As of June 30, 2024, we have incurred substantially all restructuring and integration costs associated with our merger (the “Sprint Merger”) with Sprint Corporation (“Sprint”) and, accordingly, no longer separately disclose Sprint Merger-related costs. The cash payments for the Sprint Merger-related costs incurred extend beyond 2026 (together with the cash payments for UScellular merger-related costs, “net payments for Merger-related costs”) and primarily relate to operating leases for which we have recognized accelerated lease expense.

Joint Ventures

On April 1, 2025, we completed the joint acquisition of Lumos (“Lumos”), a fiber-to-the-home platform. During the three months ended June 30, 2025, we invested $932 million to acquire a 50% equity interest in the joint venture and fiber customers. In addition, pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million between 2027 and 2028 under the existing business plan. Following the joint acquisition, Lumos transitioned to a wholesale model where we are the anchor tenant owning residential and small business customer relationships.

On July 24, 2025, we completed the joint acquisition of Metronet Holdings, LLC and certain of its affiliates (collectively, “Metronet”), a fiber-to-the-home platform. During the three months ended September 30, 2025, we invested $4.6 billion to acquire a 50% equity interest in the joint venture and residential fiber customers. Following the joint acquisition, Metronet became a wholesale services provider, and its residential fiber retail operations and customers transitioned to us. We do not anticipate making further capital contributions under the existing business plan.

We account for the Lumos and Metronet joint ventures under the equity method of accounting with our proportionate share of earnings (losses) presented within Other expense, net on our Condensed Consolidated Statements of Comprehensive Income. We recognize revenues for fiber customers and the related wholesale costs paid to the joint ventures for network access within Postpaid revenues and Cost of services, respectively, on our Condensed Consolidated Statements of Comprehensive Income.

The joint ventures focus on market identification and selection, build plans, network engineering and design, network deployment and customer installation, with us owning customer relationships and selling fiber service under the T-Mobile brand.

Subsequent to March 31, 2026, on April 24, 2026, we entered into a definitive agreement with an affiliate of Wren House Infrastructure Management Limited (“Wren House”) to establish a joint venture that will acquire i3 Broadband, one of Wren House’s existing fiber portfolio companies. The transaction with Wren House is expected to close in the second half of 2026, subject to customary closing conditions and regulatory approvals, at which time we expect to invest approximately $700 million to acquire a 50% equity interest in the joint venture and substantially all existing residential fiber customers. Additionally, on April 25, 2026, we entered into definitive agreements with affiliates of Oak Hill Capital Management, LLC (“Oak Hill”) to establish a joint venture that will acquire and combine GoNetspeed and Greenlight Networks, two of Oak Hill’s existing fiber portfolio companies. The transaction with Oak Hill is expected to close in the first half of 2027, subject to customary closing conditions and regulatory approvals, at which time we expect to invest approximately $2.0 billion to acquire a 50% equity interest in the joint venture and substantially all existing residential fiber customers. We expect to account for these joint ventures under the equity method of accounting and recognize service revenues for the acquired fiber customers and wholesale costs paid to the joint venture for network access within Postpaid revenues and Cost of services, respectively, on our Condensed Consolidated Statements of Comprehensive Income.

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

Network Restructuring Initiative costs are presented below:

Three Months Ended March 31, 2026
(in millions)
Network Restructuring Initiative
Cost of services, exclusive of depreciation and amortization	$76
Depreciation and amortization	60
Total Network Restructuring Initiative costs	$136

Network Restructuring Initiative costs have been excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A.

Our Network Restructuring Initiative is expected to be completed prior to the end of 2027, with a majority of costs incurred by the end of 2026. We currently expect to incur between $500 million and $800 million of total costs associated with the Network Restructuring Initiative.

We are evaluating additional restructuring activities associated with the Network Restructuring Initiative, which are dependent on consultations and negotiations with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments.

See Note 14 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements for more information.

2025-2026 Workforce Transformation

In the fourth quarter of 2025, we began implementing a restructuring initiative to streamline operations by centralizing leaders and teams, reducing organizational layers, and eliminating duplicative roles (the “2025-2026 Workforce Transformation”). We intend to reinvest the expected cost savings from the 2025-2026 Workforce Transformation into the business, including into our digital initiatives.

During the three months ended March 31, 2026, we recorded a pre-tax charge of $141 million related to the 2025-2026 Workforce Transformation, which is included in Cost of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. We have incurred substantially all of the costs associated with our 2025-2026 Workforce Transformation initiative and expect substantially all remaining associated employee separations and related cash outflows to occur in 2026.

See Note 14 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements for more information.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended March 31,		Change
(in millions)	2026	2025	$	%
Revenues
Postpaid revenues	$15,629	$13,594	$2,035	15%
Prepaid revenues	2,517	2,643	(126)	(5)%
Wholesale and other service revenues	685	688	(3)	—%
Total service revenues	18,831	16,925	1,906	11%
Equipment revenues	3,996	3,704	292	8%
Other revenues	280	257	23	9%
Total revenues	23,107	20,886	2,221	11%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,339	2,602	737	28%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,488	4,798	690	14%
Selling, general and administrative	5,966	5,488	478	9%
Depreciation and amortization	3,817	3,198	619	19%
Total operating expenses	18,610	16,086	2,524	16%
Operating income	4,497	4,800	(303)	(6)%
Other expense, net
Interest expense, net	(1,031)	(916)	(115)	13%
Other expense, net	(132)	(46)	(86)	187%
Total other expense, net	(1,163)	(962)	(201)	21%
Income before income taxes	3,334	3,838	(504)	(13)%
Income tax expense	(830)	(885)	55	(6)%
Net income	$2,504	$2,953	$(449)	(15)%

Statement of Cash Flows Data
Net cash provided by operating activities	$7,222	$6,847	$375	5%
Net cash used in investing activities	(2,849)	(3,409)	560	(16)%
Net cash (used in) provided by financing activities	(6,440)	3,193	(9,633)	(302)%
Non-GAAP Financial Measures
Adjusted EBITDA	$9,241	$8,259	$982	12%
Core Adjusted EBITDA	9,240	8,258	982	12%
Adjusted Free Cash Flow	4,599	4,396	203	5%

The following discussion and analysis is for the three months ended March 31, 2026, compared to the same period in 2025, unless otherwise stated.

Total revenues increased $2.2 billion, or 11%. The components of these changes are discussed below.

Postpaid revenues increased $2.0 billion, or 15%, primarily from:

•Higher average postpaid accounts, including following the acquisitions of UScellular, Metronet and Lumos; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues decreased $126 million, or 5%, primarily from:

•Lower average revenue per customer, primarily from dilution from promotional activity and rate plan mix; partially offset by
•Higher average prepaid customers.

Wholesale and other service revenues were essentially flat.

Equipment revenues increased $292 million, or 8%, primarily from:

•An increase of $191 million in device sales revenue, primarily from higher average revenue per device sold, net of promotions, primarily driven by an increase in the high-end phone mix; and
•An increase in liquidation revenue, primarily due to a higher number of liquidated devices and an increase in the high-end phone mix.

Other revenues were essentially flat.

Total operating expenses increased $2.5 billion, or 16%. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $737 million, or 28% primarily from:

•Higher costs following the UScellular Acquisition, including merger-related costs; and
•Wholesale network access costs and amortization of customer installation fees paid to Metronet and Lumos.

Cost of equipment sales, exclusive of depreciation and amortization, increased $690 million, or 14%, primarily from:

•An increase of $559 million in device cost of equipment sales, primarily from higher average cost per device sold, primarily driven by an increase in the high-end phone mix; and
•An increase in liquidation costs, primarily due to a higher number of liquidated devices and an increase in the high-end phone mix.

Selling, general and administrative expenses increased $478 million, or 9%, primarily from:

•Higher costs following the UScellular Acquisition, including merger-related costs;
•$132 million of severance and related costs associated with the 2025-2026 Workforce Transformation;
•Higher bad debt expense; and
•Higher advertising expense.

Depreciation and amortization increased $619 million, or 19%, primarily from:

•Higher depreciation expense from the acceleration of certain network and technology assets in the current period, including UScellular restructuring; and
•Higher depreciation expense from assets acquired in the UScellular Acquisition and the continued build-out of our nationwide 5G network.

Operating income, the components of which are discussed above, decreased $303 million, or 6%.

Interest expense, net increased $115 million, or 13%, primarily from higher interest expense due to higher average debt outstanding and a higher average effective interest rate.

Other expense, net increased $86 million, or 187%, primarily from our proportionate share of losses from the Lumos and Metronet joint ventures recognized during the current period.

Income before income taxes, the components of which are discussed above, was $3.3 billion and $3.8 billion for the three months ended March 31, 2026 and 2025, respectively.

Income tax expense decreased $55 million, or 6%, primarily from:

•Lower income before income taxes; partially offset by
•A decrease in excess tax benefits related to the vesting of restricted stock awards.

Our effective tax rate was 24.9% and 23.0% for the three months ended March 31, 2026 and 2025, respectively.

Net income, the components of which are discussed above, was $2.5 billion and $3.0 billion for the three months ended March 31, 2026 and 2025, respectively. Net income for the three months ended March 31, 2026 included:

•UScellular merger-related costs, including accelerated depreciation, of $476 million, net of tax;
•Severance and related costs associated with the 2025-2026 Workforce Transformation of $105 million, net of tax; and
•Costs associated with our Network Restructuring Initiative, including accelerated depreciation, of $103 million, net of tax.

Guarantor Financial Information

Pursuant to the applicable indentures and supplemental indentures, the Senior Notes issued by T-Mobile USA, Inc. and Sprint Capital Corporation (collectively, the “Issuers”) are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of Parent’s 100% owned subsidiaries (“Guarantor Subsidiaries”).

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

On March 31, 2026, T-Mobile USA, Inc. elected to release the guarantees of certain subsidiaries under its credit agreement pursuant to the terms thereof, resulting in a corresponding release under the indentures dated April 28, 2013, April 9, 2020, and September 15, 2022, governing its outstanding Senior Notes. As a result of the release, the obligors under the credit agreement and outstanding Senior Notes issued by T-Mobile USA, Inc. now consist of T-Mobile USA, Inc., as issuer or borrower, and each of T-Mobile, Sprint LLC, Sprint Capital Corporation and Sprint Communications LLC, as guarantors. These are the same obligors as the outstanding Senior Notes issued by Sprint Capital Corporation.

Basis of Presentation

The following tables include summarized financial information of the obligor group of debt issued by T-Mobile USA, Inc. and Sprint Capital Corporation. The summarized financial information is presented on a combined basis with balances and transactions within the obligor group eliminated. Investments in and the equity in earnings of non-guarantor subsidiaries, which would otherwise be consolidated in accordance with GAAP, are excluded from the below summarized financial information pursuant to SEC Regulation S-X Rule 13-01.

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. and Sprint Capital Corporation is presented in the table below:

(in millions)	March 31, 2026	December 31, 2025
Current assets	$11,123	$12,459
Noncurrent assets	17,660	17,604
Current liabilities	11,965	16,426
Noncurrent liabilities	106,503	97,390
Due to non-guarantors	15,000	8,371
Due to related parties	625	2,174

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. and Sprint Capital Corporation is presented in the table below:

(in millions)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Total revenues	$154	$839
Operating loss	(1,100)	(4,437)
Net loss	(2,351)	(8,935)
Revenue from non-guarantors	151	836
Operating expenses from non-guarantors	591	2,296
Other expense, net, to non-guarantors	(45)	(164)

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

Beginning with the three months ended March 31, 2026, we shifted away from reporting customer performance measures to better align with the Company’s long-held priority on growing high-value accounts, which management believes is the best reflection of value creation versus customers.

Postpaid Accounts

A postpaid account is generally defined as a billing account that generates revenue. Postpaid accounts generally consist of customers that are qualified for postpaid service utilizing phones, 5G broadband gateways, fiber connections, mobile internet devices (including tablets and hotspots), wearables, DIGITS and other connected devices (including SyncUP and IoT), where they generally pay after receiving service.

The following table sets forth the number of ending postpaid accounts:

	As of March 31,		Change
(in thousands)	2026	2025	#	%
Postpaid accounts (1)	34,439	31,099	3,340	11%
(1)In the first quarter of 2026, we recognized a base adjustment to decrease postpaid accounts by 18,000, primarily due to combining certain business accounts that have multiple billing account numbers. The base adjustment had no impact on postpaid net account additions.

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	#	%
Postpaid net account additions	217	205	12	6%

Postpaid net account additions increased 12,000, or 6%, for the three months ended March 31, 2026, primarily from:

•Higher gross account additions, including fiber account additions following the acquisitions of Metronet and Lumos; partially offset by
•Higher account deactivations driven by higher industry switching and the impact of a growing account base, including following the UScellular Acquisition.

Postpaid Account Churn

Postpaid account churn represents the number of postpaid accounts whose service was deactivated as a percentage of the average number of postpaid accounts during the specified period further divided by the number of months in the period. The number of postpaid accounts whose service was deactivated is calculated net of accounts that subsequently had their service restored within a certain period of time and excludes accounts who received service for less than a certain minimum period of time, account mergers and account migrations. We believe that postpaid account churn provides management, investors and analysts with useful information to evaluate customer retention and loyalty.

The following table sets forth the churn:

	Three Months Ended March 31,		Change
	2026	2025
Postpaid account churn	1.04%	0.94%	10 bps

Postpaid account churn increased 10 basis points, primarily from:

•Higher industry switching; and
•Higher average broadband-only accounts, including following the acquisitions of Metronet and Lumos.

Postpaid Average Revenue Per Account

Postpaid Average Revenue per Account (“ARPA”) represents the average monthly postpaid service revenue earned per account. Postpaid ARPA is calculated as Postpaid revenues for the specified period divided by the average number of postpaid accounts during the period, further divided by the number of months in the period. We believe postpaid ARPA provides management, investors and analysts with useful information to assess and evaluate our postpaid service revenue realization and assists in forecasting our future postpaid service revenues on a per account basis. We consider postpaid ARPA to be indicative of our revenue growth potential, given management’s priority on growing high-value accounts through deepening customer relationships.

The following table sets forth our operating measure ARPA:

(in dollars)	Three Months Ended March 31,		Change
	2026	2025	$	%
Postpaid ARPA	$151.93	$146.22	$5.71	4%

Postpaid ARPA increased $5.71, or 4%, primarily from:

•The positive impact from rate plan optimizations and higher fee revenue, including from the adoption of new tax and fee exclusive plans; and
•An increase in customers per account, including from the continued adoption of 5G broadband and continued growth of T-Mobile for Business accounts, partially offset by fiber and UScellular accounts with fewer customers per account; partially offset by
•Increased promotional activity, including the success of bundled offerings.

Adjusted EBITDA and Core Adjusted EBITDA

Adjusted EBITDA represents earnings before Interest expense, net of Interest income, Income tax expense, Depreciation and amortization, stock-based compensation and certain expenses, gains and losses, which are not reflective of our ongoing operating performance (“Special Items”). Special Items include UScellular merger-related costs, costs associated with the Network Restructuring Initiative, certain legal-related expenses and recoveries, restructuring costs not directly attributable to the UScellular Acquisition (including severance), and other non-core gains and losses. Core Adjusted EBITDA represents Adjusted EBITDA less device lease revenues. Adjusted EBITDA margin represents Adjusted EBITDA divided by Service revenues. Core Adjusted EBITDA margin represents Core Adjusted EBITDA divided by Service revenues.

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

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2026	2025	$	%
Net income	$2,504	$2,953	$(449)	(15)%
Adjustments:
Interest expense, net	1,031	916	115	13%
Other expense, net	132	46	86	187%
Income tax expense	830	885	(55)	(6)%
Operating income	4,497	4,800	(303)	(6)%
Depreciation and amortization	3,817	3,198	619	19%
Stock-based compensation (1)	203	168	35	21%
UScellular merger-related costs	406	14	392	NM
Network Restructuring Initiative costs	76	—	76	NM
Legal-related expenses, net (2)	54	6	48	800%
Other, net (3)	188	73	115	158%
Adjusted EBITDA	9,241	8,259	982	12%
Lease revenues	(1)	(1)	—	—%
Core Adjusted EBITDA	$9,240	$8,258	$982	12%
Net income margin (Net income divided by Service revenues)	13%	17%		-400 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	49%	49%		— bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	49%	49%		— bps
(1)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense on the condensed consolidated financial statements.
(2)Legal-related expenses, net, consists of the settlement of certain litigation and compliance costs associated with the August 2021 cyberattack and is presented net of insurance recoveries.
(3)Other, net, primarily consists of certain severance, restructuring and other expenses, gains and losses, not directly attributable to the UScellular Acquisition, which are not reflective of T-Mobile’s ongoing core business activities and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA. Other, net, for the three months ended March 31, 2026, includes $141 million of severance and related costs associated with the 2025-2026 Workforce Transformation.
NM - Not meaningful

Core Adjusted EBITDA increased $982 million, or 12%, for the three months ended March 31, 2026. The components comprising Core Adjusted EBITDA are discussed further above.

The increase was primarily from:

•Higher Total service revenues; and
•Higher Equipment revenues, excluding Lease revenues; partially offset by
•Higher Cost of equipment sales, excluding Special Items;
•Higher Cost of services, excluding Special Items; and
•Higher Selling, general and administrative expenses, excluding Special Items.

Adjusted EBITDA increased $982 million, or 12%, for the three months ended March 31, 2026, due to the fluctuations in Core Adjusted EBITDA discussed above.

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

Cash Flows

The following is a condensed schedule of our cash flows:

	Three Months Ended March 31,		Change
(in millions)	2026	2025	$	%
Net cash provided by operating activities	$7,222	$6,847	$375	5%
Net cash used in investing activities	(2,849)	(3,409)	560	(16)%
Net cash (used in) provided by financing activities	(6,440)	3,193	(9,633)	(302)%

Operating Activities

Net cash provided by operating activities increased $375 million, or 5%, primarily from:

•A $236 million increase in Net income, adjusted for non-cash income and expenses; and
•A $139 million decrease in net cash outflows from changes in working capital, primarily due to lower use of cash from Inventory and Operating lease right-of-use assets, partially offset by higher use of cash from Short- and long-term operating lease liabilities and Accounts payable and accrued liabilities.
•Net cash provided by operating activities includes the impact of $153 million and $70 million in net payments for Merger-related costs for the three months ended March 31, 2026 and 2025, respectively.

Investing Activities

Net cash used in investing activities decreased $560 million, or 16%. The net use of cash was primarily from $2.6 billion in Purchases of property and equipment, including capitalized interest, for the continued build-out of our nationwide 5G network, including for incremental capital expenditures following the UScellular Acquisition.

Financing Activities

Net cash used in financing activities increased $9.6 billion from a net source of cash for the three months ended March 31,
2025, to a net use of cash for the three months ended March 31, 2026. The net use of cash was primarily from:

•$6.4 billion in Repayments of long-term debt;
•$4.8 billion in Repurchases of common stock;
•$1.1 billion in Dividends on common stock;
•$304 million in Repayments of financing lease obligations; and
•$154 million in Tax withholdings on share-based awards; partially offset by
•$6.4 billion in Proceeds from issuance of long-term debt, net.

Cash and Cash Equivalents

As of March 31, 2026, our Cash and cash equivalents were $3.5 billion compared to $5.6 billion at December 31, 2025.

Adjusted Free Cash Flow

Adjusted Free Cash Flow represents Net cash provided by operating activities less cash payments for Purchases of property and equipment. Adjusted Free Cash Flow is a non-GAAP financial measure utilized by management, investors and analysts of our financial information to evaluate cash available to pay debt, repurchase shares, pay dividends and provide further investment in the business. Adjusted Free Cash Flow margin is calculated as Adjusted Free Cash Flow divided by Service revenues. Adjusted Free Cash Flow margin is utilized by management, investors, and analysts to evaluate the Company’s ability to convert service revenue efficiently into cash available to pay debt, repurchase shares, pay dividends and provide further investment in the business.

The table below provides a reconciliation of Adjusted Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2026	2025	$	%
Net cash provided by operating activities	$7,222	$6,847	$375	5%
Cash purchases of property and equipment, including capitalized interest	(2,623)	(2,451)	(172)	7%
Adjusted Free Cash Flow	$4,599	$4,396	$203	5%
Net cash provided by operating activities margin (Net cash provided by operating activities divided by Service revenues)	38%	40%		-200 bps
Adjusted Free Cash Flow margin (Adjusted Free Cash Flow divided by Service revenues)	24%	26%		-200 bps

Adjusted Free Cash Flow increased $203 million, or 5%, for the three months ended March 31, 2026, primarily from:

•Higher Net cash provided by operating activities, as described above; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest, primarily from the planned timing of capital purchases, including for incremental capital expenditures following the UScellular Acquisition.
•Adjusted Free Cash Flow includes the impact of $153 million and $70 million in net payments for Merger-related costs for the three months ended March 31, 2026 and 2025, respectively.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $10.0 billion. As of March 31, 2026, there was no outstanding balance under the Revolving Credit Facility. See Note 7 – Debt of the Notes to the Condensed Consolidated Financial Statements for more information regarding the Revolving Credit Facility.

We maintain an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements and proceeds are expected to be used for general corporate purposes. As of March 31, 2026, there was no outstanding balance under this program.

Debt Financing

As of March 31, 2026, our total debt and financing lease liabilities were $88.2 billion, excluding our tower obligations, of which $83.8 billion was classified as long-term debt and $1.0 billion was classified as long-term financing lease liabilities.

During the three months ended March 31, 2026, we issued long-term debt for net proceeds of $6.4 billion and redeemed and repaid short- and long-term debt with an aggregate principal amount of $6.4 billion.

For more information regarding our debt financing transactions, see Note 7 – Debt of the Notes to the Condensed Consolidated Financial Statements.

License Purchase Agreements

On September 12, 2023, we entered into a license purchase agreement with Comcast (the “Comcast License Purchase Agreement”), pursuant to which we will acquire spectrum in the 600 MHz band from Comcast in exchange for total cash consideration of between $1.2 billion and $3.3 billion, subject to an application for FCC approval. The licenses are subject to an exclusive leasing arrangement between us and Comcast entered into contemporaneously with the Comcast License Purchase Agreement. On January 13, 2025, we and Comcast entered into an amendment to the Comcast License Purchase Agreement, pursuant to which we will acquire additional spectrum. Subsequent to the amendment, the total cash consideration for the transaction is between $1.2 billion and $3.4 billion. The parties are currently targeting a closing on the acquisition of approximately $45 million of the spectrum licenses in 2026, with the remaining spectrum license acquisitions targeting a closing in the first half of 2028.

On May 30, 2025, we entered into a License and Unit Purchase Agreement with NEWLEVEL IV, L.P. and NEWLEVEL, LLC, both of which are affiliates of Grain Management, LLC (“Grain”), pursuant to which we will sell our 800 MHz spectrum licenses in exchange for cash consideration of $2.9 billion and the receipt of Grain’s 600 MHz spectrum licenses, which we are currently utilizing under lease agreements with Grain. In addition, we may receive a share of certain future proceeds from transactions entered into by Grain that monetize the 800 MHz spectrum licenses, subject to certain terms and conditions and following a certain return on invested capital for Grain. The transaction is subject to customary closing conditions and contingent on the receipt of regulatory approvals, including the FCC’s approval regarding certain modifications to the 800 MHz spectrum licenses, and the parties are currently targeting a closing in 2026. In addition, we expect an increase to our cash income tax liability of approximately $850 million upon the transaction close.

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

Acquisition of Vistar Media Inc.

On February 3, 2025, we completed the Vistar Acquisition in exchange for $621 million in cash.

For more information regarding the Vistar Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Blis Holdco Limited

On March 3, 2025, we completed the Blis Acquisition in exchange for $180 million in cash.

For more information regarding the Blis Acquisition, see Note 2 – Business Combinations of the Notes to the Condensed Consolidated Financial Statements.

Joint Ventures

On April 1, 2025, we completed the joint acquisition of Lumos. Pursuant to the definitive agreement, we expect to make an additional capital contribution of approximately $500 million between 2027 and 2028 under the existing business plan.

Subsequent to March 31, 2026, on April 24, 2026, we entered into a definitive agreement with Wren House to establish a joint venture that will acquire i3 Broadband, one of Wren House’s existing fiber portfolio companies. The transaction with Wren House is expected to close in the second half of 2026, subject to customary closing conditions and regulatory approvals, at which time we expect to invest approximately $700 million to acquire a 50% equity interest in the joint venture and substantially all existing residential fiber customers. Additionally, on April 25, 2026, we entered into definitive agreements with Oak Hill to establish a joint venture that will acquire and combine GoNetspeed and Greenlight Networks, two of Oak Hill’s existing fiber portfolio companies. The transaction with Oak Hill is expected to close in the first half of 2027, subject to customary closing conditions and regulatory approvals, at which time we expect to invest approximately $2.0 billion to acquire a 50% equity interest in the joint venture and substantially all existing residential fiber customers.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP accounts receivable and service accounts receivable on a revolving basis as a source of liquidity. As of March 31, 2026, we derecognized net receivables of $1.7 billion upon sale through these arrangements.

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

We determine future liquidity requirements for operations, capital expenditures, share repurchases and dividend payments based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum or repurchase shares. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses to comply with the current regulatory framework, including our national security obligations, and we have incurred all of the remaining restructuring and integration costs associated with the Sprint Merger, with the cash expenditures for the Sprint Merger-related costs extending beyond 2026. Additionally, we are expecting to incur substantial expenses in connection with the UScellular Acquisition, including coordinating and integrating businesses, operations, policies and procedures. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses could exceed the costs historically borne by us and adversely affect our financial condition and results of operations. There are a number of additional risks and uncertainties that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures, supplemental indentures and credit agreements governing our long-term debt to affiliates and third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances, and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of March 31, 2026.

Financing Lease Facilities

We have uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. We expect to enter into up to a total of $1.2 billion in financing lease commitments during the year ending December 31, 2026. As of March 31, 2026, we have entered into $11.3 billion of financing leases under these financing lease facilities, of which $213 million was executed during the three months ended March 31, 2026.

Capital Expenditures

Our capital liquidity requirements have been driven primarily by capital expenditures for spectrum licenses, the construction, expansion and upgrading of our network infrastructure, the integration of the networks, spectrum, technology, personnel and customer base of T-Mobile and UScellular, and investments in information technology platforms. We expect to maintain our investment in capital expenditures related to these efforts in 2026 compared to 2025, as we continue our integration efforts, maintain our commitment to build out our nationwide 5G network and continue our digital journey. Future capital expenditure requirements will be primarily driven by the deployment of acquired spectrum licenses.

For more information regarding our spectrum licenses, see Note 5 – Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements.

Stockholder Returns

On December 11, 2025, we announced that our Board of Directors authorized our 2026 Stockholder Return Program of up to $14.6 billion that will run through December 31, 2026 (the “2026 Stockholder Return Program”). The 2026 Stockholder Return Program consists of repurchases of shares of our common stock and the payment of cash dividends. The declaration and payment of all dividends is subject to the discretion of our Board of Directors and will depend on financial and legal requirements and other considerations. The amount available under the 2026 Stockholder Return Program for share repurchases will be reduced by the amount of any cash dividends declared and paid by us.

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

On December 4, 2025, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which was paid on March 12, 2026, to stockholders of record as of the close of business on February 27, 2026.

On March 19, 2026, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which will be paid on June 11, 2026, to stockholders of record as of the close of business on May 29, 2026.

During the three months ended March 31, 2026, we paid an aggregate of $1.1 billion in cash dividends to our stockholders, which was presented within Net cash (used in) provided by financing activities on our Condensed Consolidated Statements of Cash Flows. As of March 31, 2026, $1.1 billion for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2026, we repurchased 23,329,925 shares of our common stock at an average price per share of $210.07 for a total purchase price of $4.9 billion under the 2026 Stockholder Return Program. As of March 31, 2026, we had up to $8.6 billion remaining under the 2026 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2026.

Subsequent to March 31, 2026, on April 23, 2026, we announced that our Board of Directors increased the 2026 Stockholder Return Program authorization to up to $18.2 billion.

Subsequent to March 31, 2026, from April 1, 2026, through April 24, 2026, we repurchased 3,791,020 shares of our common stock at an average price per share of $195.87 for a total purchase price of $743 million under the 2026 Stockholder Return Program. As of April 24, 2026, we had up to $11.5 billion remaining under the 2026 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2026.

For additional information regarding the 2026 Stockholder Return Program, see Note 11 - Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements.

Related Person Transactions

We have related person transactions associated with DT or its respective affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of April 24, 2026, DT held, directly or indirectly, approximately 53.8% of the outstanding T-Mobile common stock. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank Group Corp., DT has voting control, as of April 24, 2026, over approximately 54.7% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended March 31, 2026, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates or former affiliates that we do not control and that are our affiliates or former affiliates solely due to their common control with DT. We have relied upon DT for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended March 31, 2026, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to four customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: CPG Engineering & Commercial Services GmbH, Golgohar Trade and Technology GmbH, International Trade and Industrial Technology ITRITEC GmbH, and Kara Industrial Trading GmbH. These services are in the process of being terminated, in particular by undertaking appropriate legal steps before German courts. For the three months ended March 31, 2026, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular, Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended March 31, 2026, were less than $0.1 million. We understand that DT intends to continue these activities.

Critical Accounting Estimates

Preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 and Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, and which are hereby incorporated by reference herein.

Accounting Pronouncements Not Yet Adopted

For information regarding recently issued accounting standards, see Note 1 – Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risks in the normal course of business, primarily from changes in interest rates, including changes in investment yields and changes in spreads due to credit risk, foreign currency exchange rate fluctuations and other factors. These risks, along with other business risks, impact our cost of capital. Our policy is to manage exposure related to fluctuations in interest rates in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. We have established interest rate risk limits that are closely monitored by measuring interest rate sensitivities of our debt portfolio. As of March 31, 2026, we have €7.3 billion outstanding in EUR-denominated Senior Notes, which are subject to foreign currency exchange rate fluctuations. We have entered into cross-currency swap agreements that qualify and have been designated as fair value hedges of our EUR-denominated debt, mitigating our exposure to foreign currency transaction gains and losses. We do not foresee significant changes in the strategies used to manage market risk in the near future.

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

Item 1A. Risk Factors

Other than the updated risk factor below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We are subject to persistent cyberattacks and threats to our business from bad actors seeking to gain unauthorized access to Confidential Information and to compromise Systems. They are perpetrated by a variety of groups and persons, including nation state-sponsored parties, malicious actors, employees, contractors, and other third parties. Some of these bad actors reside in jurisdictions where law enforcement measures to address such attacks are ineffective or unavailable.

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

Our procedures and safeguards to prevent unauthorized access to Confidential Information and to defend against cyberattacks seeking to disrupt our operations must be continually evaluated and enhanced to address the ever-evolving threat landscape and changing cybersecurity regulations, including while we adapt complex digital efforts. These preventative actions require the investment of significant resources and management time and attention. Additionally, we do not have control of the cybersecurity systems, breach prevention, and response protocols of our third-party providers, including through our cybersecurity programs or policies. While T-Mobile may have contractual rights to assess the effectiveness of many of our providers’ systems and protocols, we do not have the means to always know or assess the effectiveness of all of our providers’ systems and controls. We cannot provide any assurances that actions taken by us, or our third-party providers, including through our cybersecurity programs or policies, will adequately repel a significant cyberattack or prevent or substantially mitigate the impacts of cybersecurity breaches or misuses of Confidential Information, unauthorized access to our networks or Systems or exploits against third-party environments, or that we, or our third-party providers, will be able to effectively identify, investigate, and remediate such incidents in a timely manner or at all. We expect to continue to be the target of cyberattacks, given the nature of our business, and we expect the same with respect to our third-party providers. We expect threat actors to continue to increase in sophistication, including through the use of increasingly advanced AI tools, which may accelerate the identification and exploitation of vulnerabilities, enable evasion of security controls, and reduce the time between discovery and attempted exploitation. Although AI may also enhance defensive capabilities, the pace at which vulnerabilities can be identified and weaponized may outstrip our ability, and that of our third-party providers, to test and deploy patches or other mitigating measures across complex systems. Efforts to accelerate remediation may also increase the risk of operational disruptions or system instability, and the continued development and integration of AI may introduce new and evolving cybersecurity risks. These dynamics may heighten our exposure to cybersecurity incidents and related adverse impacts on our business, reputation, financial condition, and operating results. In addition, we have acquired and continue to acquire companies with cybersecurity vulnerabilities or unsophisticated security measures, which expose us to significant cybersecurity, operational, and financial risks. If we fail to protect Confidential Information or to prevent operational disruptions from future cyberattacks, there may be a material adverse effect on our business, reputation, financial condition, cash flows, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended March 31, 2026:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1, 2026 - January 31, 2026	4,483,032	$191.75	4,483,032	$13,754
February 1, 2026 - February 28, 2026	6,753,984	215.77	6,753,984	12,297
March 1, 2026 - March 31, 2026	12,092,909	213.68	12,092,909	8,593
Total	23,329,925		23,329,925
(1)    On December 11, 2025, we announced that our Board of Directors authorized a stockholder return program for up to $14.6 billion that will run through December 31, 2026. The amounts presented represent the remaining dollar amount authorized for purchase under the 2026 Stockholder Return Program, as applicable, as of the end of the period, which has been reduced by the amount of any cash dividends declared and paid by the Company. Subsequent to March 31, 2026, on April 23, 2026, we announced that our Board of Directors increased the 2026 Stockholder Return Program authorization to up to $18.2 billion.

See Note 11 – Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements for more information about our 2026 Stockholder Return Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 19, 2026, Jonathan Freier, the Company’s Chief Operating Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 23,739 shares of the Company’s common stock he acquired on February 15, 2026, upon the vesting of certain time-based restricted stock unit awards and performance-based restricted stock unit awards (“PRSUs”), subject to certain conditions. The duration of this trading plan is 315 days.

On February 23, 2026, Mark W. Nelson, the Company’s Chief Legal Officer and General Counsel, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell the shares of the Company’s common stock he will acquire on February 15, 2027, upon the vesting of certain time-based restricted stock unit awards and PRSUs, up to a total of 23,596 shares assuming PRSUs will vest at maximum value, subject to certain conditions. The duration of this trading plan is 368 days.

On March 9, 2026, Deeanne King, the Company’s Chief People Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 20,868 shares of the Company’s common stock, subject to certain conditions. The duration of this trading plan is 365 days.

On March 13, 2026, Claure Mobile LLC, an entity affiliated with Marcelo Claure, a director of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 620,400 shares of the Company’s common stock, subject to certain conditions. The duration of this trading plan is 413 days.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.1	Thirty-Eighth Supplemental Indenture, dated as of January 12, 2026, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.000% Senior Note due 2036.	8-K	1/12/2026	4.2
4.2	Thirty-Ninth Supplemental Indenture, dated as of January 12, 2026, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.850% Senior Note due 2056.	8-K	1/12/2026	4.3
4.3	Fortieth Supplemental Indenture, dated as of February 19, 2026, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, paying agent and registrar, including the Form of 3.200% Senior Note due 2032.	8-K	2/19/2026	4.2
4.4	Forty-First Supplemental Indenture, dated as of February 19, 2026, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, paying agent and registrar, including the Form of 3.625% Senior Note due 2035.	8-K	2/19/2026	4.3
4.5	Forty-Second Supplemental Indenture, dated as of February 19, 2026, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, paying agent and registrar, including the Form of 3.900% Senior Note due 2038.	8-K	2/19/2026	4.4
10.1	Second Amended and Restated Credit Agreement, dated January 5, 2026, by and among T-Mobile USA, Inc., the lenders, swingline lenders and L/C issuers party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	1/06/2026	10.1
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (the cover page XBRL tags)

*	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

April 28, 2026	/s/ Peter Osvaldik
Peter Osvaldik
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)