Form 10-Q
period 2026-06-30
T-Mobile US, Inc.
filed 2026-07-23
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 17, 2026
Common Stock, par value $0.00001 per share	1,072,671,613

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended June 30, 2026

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$2,825	$5,598
Accounts receivable, net of allowance for credit losses of $216 and $226	5,247	4,874
Equipment installment plan receivables, net of allowance for credit losses and imputed discount of $759 and $733	4,715	4,997
Inventory	2,191	2,405
Prepaid expenses	1,027	1,215
Other current assets	5,764	5,372
Total current assets	21,769	24,461
Property and equipment, net	36,623	38,333
Operating lease right-of-use assets	24,596	25,692
Financing lease right-of-use assets	2,994	2,760
Goodwill	13,667	13,678
Spectrum licenses	98,178	98,032
Other intangible assets, net	3,295	3,843
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount of $198 and $213	2,458	2,683
Other assets	9,973	9,755
Total assets	$213,553	$219,237
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$8,774	$10,280
Short-term debt	6,117	5,135
Deferred revenue	1,439	1,533
Short-term operating lease liabilities	3,620	3,814
Short-term financing lease liabilities	1,178	1,163
Other current liabilities	2,426	2,575
Total current liabilities	23,554	24,500
Long-term debt	78,504	79,649
Long-term debt to affiliates	—	1,498
Tower obligations	3,461	3,532
Deferred tax liabilities	21,225	19,583
Operating lease liabilities	25,438	26,371
Financing lease liabilities	1,121	1,107
Other long-term liabilities	3,985	3,794
Total long-term liabilities	133,734	135,534
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,278,405,439 and 1,275,774,235 shares issued, 1,074,817,571 and 1,106,930,661 shares outstanding	—	—
Additional paid-in capital	69,879	69,460
Treasury stock, at cost, 203,587,868 and 168,843,574 shares	(37,667)	(30,545)
Accumulated other comprehensive loss	(635)	(848)
Retained earnings	24,688	21,136
Total stockholders' equity	56,265	59,203
Total liabilities and stockholders' equity	$213,553	$219,237
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2026	2025	2026	2025
Revenues
Postpaid revenues	$15,853	$14,078	$31,482	$27,672
Prepaid revenues	2,473	2,643	4,990	5,286
Wholesale and other service revenues	657	717	1,342	1,405
Total service revenues	18,983	17,438	37,814	34,363
Equipment revenues	3,524	3,439	7,520	7,143
Other revenues	284	255	564	512
Total revenues	22,791	21,132	45,898	42,018
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,978	2,717	6,317	5,319
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,055	4,659	10,543	9,457
Selling, general and administrative	5,834	5,397	11,800	10,885
Depreciation and amortization	3,434	3,146	7,251	6,344
Total operating expenses	17,301	15,919	35,911	32,005
Operating income	5,490	5,213	9,987	10,013
Other expense, net
Interest expense, net	(1,055)	(922)	(2,086)	(1,838)
Other expense, net	(107)	(11)	(239)	(57)
Total other expense, net	(1,162)	(933)	(2,325)	(1,895)
Income before income taxes	4,328	4,280	7,662	8,118
Income tax expense	(1,089)	(1,058)	(1,919)	(1,943)
Net income	$3,239	$3,222	$5,743	$6,175

Net income	$3,239	$3,222	$5,743	$6,175
Other comprehensive income (loss), net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $17, $16, $34 and $32	50	47	100	93
Gains (losses) on fair value hedges, net of tax effect of $48, $13, $36 and $(48)	142	37	106	(140)
Unrealized gain (loss) on foreign currency translation adjustment, net of tax effect of $0, $0, $0 and $0	9	(1)	9	(1)
Amortization of actuarial gain, net of tax effect of $(1), $(1), $(1) and $(1)	(1)	(2)	(2)	(3)
Other comprehensive income (loss)	200	81	213	(51)
Total comprehensive income	$3,439	$3,303	$5,956	$6,124
Earnings per share
Basic	$2.99	$2.84	$5.26	$5.43
Diluted	$2.99	$2.84	$5.26	$5.42
Weighted-average shares outstanding
Basic	1,081,771,279	1,132,760,465	1,090,922,014	1,136,627,715
Diluted	1,082,409,636	1,134,846,966	1,092,356,249	1,139,770,739
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Operating activities
Net income	$3,239	$3,222	$5,743	$6,175
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,434	3,146	7,251	6,344
Stock-based compensation expense	214	200	423	386
Deferred income tax expense	893	937	1,575	1,708
Bad debt expense	398	265	824	588
Losses from sales of receivables	17	19	37	41
Changes in operating assets and liabilities
Accounts receivable	(498)	(338)	(660)	(431)
Equipment installment plan receivables	103	65	48	89
Inventory	142	264	228	(54)
Operating lease right-of-use assets	965	883	2,161	1,738
Other current and long-term assets	(354)	(671)	(321)	(661)
Accounts payable and accrued liabilities	(265)	107	(673)	(161)
Short- and long-term operating lease liabilities	(976)	(886)	(2,194)	(1,784)
Other current and long-term liabilities	(3)	(82)	(112)	(170)
Other, net	191	(139)	392	31
Net cash provided by operating activities	7,500	6,992	14,722	13,839
Investing activities
Purchases of property and equipment, including capitalized interest of $(6), $(10), $(13) and $(20)	(2,703)	(2,396)	(5,326)	(4,847)
Purchases of spectrum licenses and other intangible assets, including deposits	(484)	(842)	(510)	(915)
Proceeds from the sale of property, equipment and intangible assets	16	2,066	111	2,073
Acquisition of companies, net of cash acquired	—	1	(1)	(726)
Investments in unconsolidated affiliates, net	(3)	(908)	(3)	(983)
Other, net	122	520	(172)	430
Net cash used in investing activities	(3,052)	(1,559)	(5,901)	(4,968)
Financing activities
Proceeds from issuance of long-term debt, net	(5)	(6)	6,393	7,768
Repayments of financing lease obligations	(360)	(331)	(664)	(646)
Repayments of long-term debt	(1,336)	(3,257)	(7,771)	(3,736)
Repurchases of common stock	(2,320)	(2,555)	(7,146)	(5,049)
Dividends on common stock	(1,101)	(996)	(2,221)	(1,999)
Tax withholdings on share-based awards	(31)	(30)	(185)	(302)
Other, net	(29)	(30)	(28)	(48)
Net cash used in financing activities	(5,182)	(7,205)	(11,622)	(4,012)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	—	13	—	13
Change in cash and cash equivalents, including restricted cash	(734)	(1,759)	(2,801)	4,872
Cash and cash equivalents, including restricted cash
Beginning of period	3,909	12,344	5,976	5,713
End of period	$3,175	$10,585	$3,175	$10,585
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except share and per share amounts)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance as of March 31, 2026	1,085,872,037	192,175,791	$(35,497)	$69,670	$(835)	$22,541	$55,879
Net income	—	—	—	—	—	3,239	3,239
Dividends declared ($1.02 per share)	—	—	—	—	—	(1,092)	(1,092)
Other comprehensive income	—	—	—	—	200	—	200
Stock-based compensation	—	—	—	240	—	—	240
Issuance of vested restricted stock units	506,723	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(158,920)	—	—	(31)	—	—	(31)
Repurchases of common stock	(11,420,845)	11,420,845	(2,171)	—	—	—	(2,171)
Other, net	18,576	(8,768)	1	—	—	—	1
Balance as of June 30, 2026	1,074,817,571	203,587,868	$(37,667)	$69,879	$(635)	$24,688	$56,265

Balance as of December 31, 2025	1,106,930,661	168,843,574	$(30,545)	$69,460	$(848)	$21,136	$59,203
Net income	—	—	—	—	—	5,743	5,743
Dividends declared ($2.04 per share)	—	—	—	—	—	(2,191)	(2,191)
Other comprehensive income	—	—	—	—	213	—	213
Stock-based compensation	—	—	—	466	—	—	466
Stock issued for employee stock purchase plan	754,705	—	—	135	—	—	135
Issuance of vested restricted stock units	2,699,892	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(862,204)	—	—	(185)	—	—	(185)
Repurchases of common stock	(34,750,770)	34,750,770	(7,121)	—	—	—	(7,121)
Other, net	45,287	(6,476)	(1)	3	—	—	2
Balance as of June 30, 2026	1,074,817,571	203,587,868	$(37,667)	$69,879	$(635)	$24,688	$56,265
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

The condensed consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, variable interest entities (“VIEs”) for which we are deemed to be the primary beneficiary and VIEs which cannot be deconsolidated, such as those related to our tower obligations as discussed in Note 9 – Tower Obligations. Intercompany transactions and balances have been eliminated in consolidation. Investments in entities that we do not control but have significant influence are accounted for under the equity method. We record our proportionate share of our equity method investees’ earnings (losses) within Other expense, net on our Condensed Consolidated Statements of Comprehensive Income.

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

In accordance with the terms of the Merger and Unit Purchase Agreement, the total purchase price consists of an upfront payment on the Ka’ena Acquisition Date and an earnout payable in the second half of 2026. On June 30, 2025, we amended the Merger and Unit Purchase Agreement to set the calculation of the earnout as the difference between the maximum purchase price of $1.35 billion and the upfront payment, as adjusted, and removed the requirement for Ka’ena to achieve specified performance indicators.

Based on the amount of the adjusted upfront payment, an additional $420 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout, including the replacement of equity awards of certain Ka’ena employees, related to:

•$251 million for the acquired Ka’ena business; and
•$169 million for services to be provided to T-Mobile by certain of the sellers during the post-acquisition period.

As of June 30, 2026 and December 31, 2025, $246 million and $242 million, respectively, of liabilities for deferred earnout consideration for the acquired Ka’ena business and $166 million and $157 million, respectively, of liabilities for post-acquisition services are presented within current liabilities on our Condensed Consolidated Balance Sheets.

Acquisition of UScellular Wireless Business

On May 24, 2024, we entered into a securities purchase agreement with United States Cellular Corporation (“UScellular”), Telephone and Data Systems, Inc. and USCC Wireless Holdings, LLC for the acquisition of substantially all of UScellular’s wireless operations and select AWS, PCS, 600 MHz, 700 MHz and other spectrum assets for an aggregate purchase price of approximately $4.4 billion, payable in cash and the assumption of up to $2.0 billion of debt through exchange offers to certain UScellular debtholders.

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

Note 3 – Joint Ventures

Fiber Joint Ventures

i3 Broadband Joint Venture

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

GoNetspeed and Greenlight Networks Joint Venture

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

Index for Notes to the Condensed Consolidated Financial Statements
Method of Accounting

Upon closing of the transactions, we expect to account for the fiber joint ventures under the equity method of accounting and recognize service revenues for the acquired fiber customers and wholesale costs paid to the joint venture for network access within Postpaid revenues and Cost of services, respectively, on our Condensed Consolidated Statements of Comprehensive Income.

Joint Venture with AT&T and Verizon

On May 14, 2026, we announced that we have agreed in principle to form a new joint venture with AT&T Inc. and Verizon Communications Inc., or wholly owned subsidiaries thereof, which aims to end wireless dead zones in the U.S., including in rural areas, by pooling certain spectrum resources to increase capacity and help satellite providers reach more customers through a unified platform. The joint venture remains subject to negotiating definitive agreements between the parties and, if finalized, would be subject to certain customary closing conditions. At closing, in exchange for an equity interest in the joint venture, we expect to invest cash and license certain intellectual property to the joint venture, and will also commit to provide access to certain spectrum licenses to satellite service providers who contract with the joint venture.

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

Our portfolio of receivables consists of two portfolio segments: accounts receivable and equipment installment plan (“EIP”) receivables.

Accounts Receivable Portfolio Segment

Accounts receivable balances are predominantly composed of amounts currently due from customers (e.g., for wireless communications services), device insurance administrators, wholesale partners, other carriers and third-party retail channels.

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

Index for Notes to the Condensed Consolidated Financial Statements
EIP receivables had a combined weighted-average effective interest rate of 10.7% and 10.3% as of June 30, 2026 and December 31, 2025, respectively.

The following table summarizes the EIP receivables, including imputed discounts and related allowance for credit losses:

(in millions)	June 30, 2026	December 31, 2025
EIP receivables, gross	$8,130	$8,626
Unamortized imputed discount	(551)	(566)
EIP receivables, net of unamortized imputed discount	7,579	8,060
Allowance for credit losses	(406)	(380)
EIP receivables, net of allowance for credit losses and imputed discount	$7,173	$7,680
Classified on our condensed consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and imputed discount	$4,715	$4,997
Equipment installment plan receivables due after one year, net of allowance for credit losses and imputed discount	2,458	2,683
EIP receivables, net of allowance for credit losses and imputed discount	$7,173	$7,680

Many of our loss estimation techniques rely on delinquency-based models categorized by customer credit class; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of June 30, 2026:

	Originated in 2026		Originated in 2025		Originated prior to 2025		Total EIP Receivables, Net of Unamortized Imputed Discount
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Total
Current - 30 days past due	$2,611	$569	$2,954	$599	$558	$101	$6,123	$1,269	$7,392
31 - 60 days past due	23	21	16	18	4	3	43	42	85
61 - 90 days past due	10	11	13	15	3	2	26	28	54
More than 90 days past due	5	5	13	16	4	5	22	26	48
EIP receivables, net of unamortized imputed discount	$2,649	$606	$2,996	$648	$569	$111	$6,214	$1,365	$7,579

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

The following table presents write-offs of our EIP receivables by year of origination for the six months ended June 30, 2026:

(in millions)	Originated in 2026	Originated in 2025	Originated prior to 2025	Total
Write-offs	$62	$290	$73	$425

Index for Notes to the Condensed Consolidated Financial Statements
Activity for the six months ended June 30, 2026 and 2025, in the allowance for credit losses and unamortized imputed discount balances for the accounts receivable and EIP receivables segments was as follows:

	June 30, 2026			June 30, 2025
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and imputed discount, beginning of period	$226	$946	$1,172	$176	$814	$990
Bad debt expense	374	450	824	290	298	588
Write-offs	(384)	(425)	(809)	(294)	(298)	(592)
Change in imputed discount on short-term and long-term EIP receivables	N/A	80	80	N/A	50	50
Impact on the imputed discount from sales of EIP receivables	N/A	(94)	(94)	N/A	(88)	(88)
Allowance for credit losses and imputed discount, end of period	$216	$957	$1,173	$172	$776	$948

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of June 30, 2026. In connection with the sales of certain service accounts receivable and EIP receivables pursuant to the sale arrangements, we provide guarantees of credit performance included on our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including estimated customer default rates and creditworthiness, dilutions and recoveries. See Note 5 – Sales of Certain Receivables for further information.

Note 5 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP Sale Arrangement”), which expires November 2026. As of both June 30, 2026, and December 31, 2025, the EIP Sale Arrangement provided funding of $1.3 billion.

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

The following table summarizes the carrying amounts and classification of liabilities, which consist of the recourse guarantee, included on our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	June 30, 2026	December 31, 2025
Other current liabilities	$92	$90
Other long-term liabilities	12	13

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “Service Receivable Sale Arrangement”). On February 24, 2026, we extended the scheduled expiration date of the Service Receivable Sale Arrangement to February 23, 2027. As of both June 30, 2026, and December 31, 2025, the Service Receivable Sale Arrangement provided funding of $775 million.

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

The following table summarizes the carrying amounts and classification of liabilities included on our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	June 30, 2026	December 31, 2025
Other current liabilities	$304	$306

Sales of Receivables

The credit enhancement feature of each of the EIP Sale Arrangement and the Service Receivable Sale Arrangement is in the form of a recourse guarantee liability, which is collateralized by pledged but unsold receivables. The recourse guarantee represents a financial instrument that is primarily tied to the creditworthiness of our customers. At inception, we elected to measure the recourse guarantee liabilities at fair value with changes in fair value included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The fair value of the recourse guarantee liabilities is determined based on a discounted cash flow model, which primarily uses Level 3 inputs, including estimated customer default rates and creditworthiness, dilutions and recoveries. Our recourse guarantee liabilities related to the sales of service receivables and EIP receivables were $136 million and $130 million as of June 30, 2026, and December 31, 2025, respectively. These liabilities were collateralized by $322 million and $266 million of gross service receivables and $534 million and $535 million of gross EIP receivables pledged, but unsold as of June 30, 2026, and December 31, 2025, respectively, which represent our maximum exposure under the recourse guarantee.

The following table summarizes the impact of the sales of certain service receivables and EIP receivables on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2026	December 31, 2025
Derecognized net service accounts receivable and EIP receivables	$1,659	$1,651
Other current liabilities	396	397
of which, recourse guarantee	124	117
Other long-term liabilities	12	13
of which, recourse guarantee	12	13
Net cash proceeds since inception	1,330	1,372
Of which:
Change in net cash proceeds during the year-to-date period	(42)	(96)
Net cash proceeds funded by reinvested collections	1,372	1,468

We recognized losses from sales of receivables, including changes in fair value of the recourse guarantee liabilities of $17 million and $19 million for the three months ended June 30, 2026 and 2025, respectively, and $37 million and $41 million for the six months ended June 30, 2026 and 2025, respectively, in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

Continuing Involvement

Pursuant to the EIP Sale Arrangement and Service Receivable Sale Arrangement described above, we have continuing involvement with the EIP receivables and service accounts receivable we sell, as we service the receivables, are required to replace certain receivables, including ineligible receivables, aged receivables and receivables where a write-off is imminent, and may be responsible for absorbing credit losses through performance under our recourse guarantee liabilities. We continue to service the customers and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections on sold receivables may be reinvested in new receivable sales. At the direction of the purchasers of the sold receivables, we apply the same policies and procedures while servicing the sold receivables as we apply to our owned receivables, and we continue to maintain normal relationships with our customers.

Index for Notes to the Condensed Consolidated Financial Statements
Note 6 – Spectrum License Transactions

Spectrum Licenses

The following table summarizes our spectrum license activity for the six months ended June 30, 2026:

(in millions)	Spectrum
Spectrum licenses, beginning of year	$98,032
Spectrum license acquisitions	653
Spectrum licenses transferred to held for sale	(507)
Spectrum licenses, end of period	$98,178

Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits. Cash proceeds from the sale of spectrum licenses are included in Proceeds from the sale of property, equipment and intangible assets on our Condensed Consolidated Statements of Cash Flows.

Spectrum Auction

In June 2026, the Federal Communications Commission (“FCC”) announced that we were the winning bidder of 102 licenses in Auction 113 (AWS-3 band spectrum) for an aggregate purchase price of $278 million. At the inception of Auction 113 in April 2026, we deposited $25 million. The $25 million deposit made to the FCC is included in Other assets on our Condensed Consolidated Balance Sheets as of June 30, 2026, and will remain there until the corresponding licenses are received.

On July 10, 2026, we paid the FCC an additional $31 million and expect to pay the remaining $222 million on July 24, 2026, for the licenses won in the auction. The timing of when the licenses will be issued will be determined by the FCC after all post-auction procedures have been completed.

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

As a result of additional spectrum acquisitions we are planning with third parties, we have agreed with Comcast to accelerate the consummation of our acquisition of a portion of the Comcast Licenses. The accelerated portion of the Comcast Licenses acquisition closed on June 2, 2026, and the associated payment of $46 million was made on the same day. We are targeting a closing in the first half of 2028 for the acquisition of the remaining Comcast Licenses.

Index for Notes to the Condensed Consolidated Financial Statements
Grain Management, LLC

On May 30, 2025, we entered into a License and Unit Purchase Agreement with NEWLEVEL IV, L.P. and NEWLEVEL, LLC, both of which are affiliates of Grain Management, LLC (“Grain”), pursuant to which we will sell our 800 MHz spectrum licenses in exchange for cash consideration of $2.9 billion and the receipt of Grain’s 600 MHz spectrum licenses, which we are currently utilizing under lease agreements with Grain. In addition, we may receive a share of certain future proceeds from transactions entered into by Grain that monetize the 800 MHz spectrum licenses, subject to certain terms and conditions and following a certain return on invested capital for Grain. As of June 30, 2026, $3.6 billion of the associated 800 MHz spectrum licenses have been classified as held for sale at cost, with $2.9 billion and $690 million presented in Other current assets and Other assets, respectively, on our Condensed Consolidated Balance Sheets based on the nature of consideration to be received. The transaction is subject to customary closing conditions, and subsequent to June 30, 2026, on July 1, 2026, the FCC approved the transaction, including certain modifications to the 800 MHz spectrum licenses. The parties are currently targeting a closing in the third quarter of 2026. We do not expect the transaction to have a material impact on our Condensed Consolidated Statements of Comprehensive Income upon the transaction close. In addition, we expect an increase to our cash income tax liability of approximately $850 million related to the close of this transaction.

Spectrum Exchange Transactions

During the three months ended June 30, 2026 and 2025, we recognized $43 million and $1 million, respectively, and during the six months ended June 30, 2026 and 2025, we recognized $48 million and $173 million, respectively, of non-cash spectrum license acquisitions associated with the closing of certain exchange transactions, which were included in Spectrum Licenses on our Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2026 and 2025, we recognized $22 million and $1 million, respectively, and during the six months ended June 30, 2026 and 2025, we recognized $24 million and $13 million, respectively, of gains associated with the closing of certain spectrum exchange transactions as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

As of June 30, 2026 and December 31, 2025, $486 million and $3 million, respectively, of spectrum licenses were classified as held for sale within Other assets on our Condensed Consolidated Balance Sheets related to additional spectrum exchange agreements pending regulatory approval and closing, which are expected to close in the next 12 months. The closings of these transactions are not expected to have a significant impact on our Condensed Consolidated Statements of Comprehensive Income.

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

The following table summarizes the activity of our cross-currency swaps:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Other expense, net
Pre-tax transaction gain (loss) on remeasurement of EUR-denominated debt	$76	$(461)	$259	$(679)
Amount recognized in Other expense, net reclassified from Accumulated other comprehensive loss	(76)	461	(259)	679
Accumulated other comprehensive loss
Amount recognized in Accumulated other comprehensive loss reclassified to Other expense, net	$76	$(461)	$259	$(679)
Gain (loss) associated with the change in fair value of cross-currency swaps recognized in Accumulated other comprehensive loss	114	511	(117)	491

Interest Rate Lock Derivatives

In April 2020, we terminated our interest rate lock derivatives entered into in October 2018. Aggregate changes in the fair value of our terminated interest rate lock derivatives, net of amortization, of $671 million and $771 million are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.

During the three months ended June 30, 2026 and 2025, we amortized $67 million and $63 million, respectively, and during the six months ended June 30, 2026 and 2025, we amortized $134 million and $125 million, respectively, from Accumulated other comprehensive loss into Interest expense, net, on our Condensed Consolidated Statements of Comprehensive Income. We expect to amortize $285 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending June 30, 2027.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to third parties (EUR-denominated), Senior Notes to affiliates, ABS Notes and borrowings related to the ECA Facilities and MRFA. The fair value estimates were based on information available as of June 30, 2026 and December 31, 2025. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt, excluding accrued interest, included on our Condensed Consolidated Balance Sheets were as follows:

(in millions)	Level within the Fair Value Hierarchy	June 30, 2026		December 31, 2025
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$71,029	$65,615	$74,575	$70,517
Senior Notes to third parties (EUR-denominated)	2	8,210	8,166	5,551	5,460
Senior Notes to affiliates	2	—	—	1,498	1,500
Senior Secured Notes to third parties	1	653	645	844	835
ABS Notes to third parties	2	1,995	1,998	1,995	2,017
Borrowings related to ECA Facilities and MRFA	2	2,734	2,801	1,819	1,876

Note 8 – Debt

The following table sets forth the debt balances and activity as of, and for the six months ended, June 30, 2026:

(in millions)	December 31, 2025	Proceeds from Issuances and Borrowings (1)	Redemptions and Repayments (1)	Reclassifications (1)	Other (2)	June 30, 2026
Short-term debt	$5,135	$—	$(4,771)	$5,751	$2	$6,117
Long-term debt	79,649	6,393	(1,497)	(5,751)	(290)	78,504
Total debt to third parties	84,784	6,393	(6,268)	—	(288)	84,621
Long-term debt to affiliates	1,498	—	(1,498)	—	—	—
Total debt	$86,282	$6,393	$(7,766)	$—	$(288)	$84,621
(1)Issuances and borrowings, note redemptions and reclassifications are recorded net of accrued or paid issuance costs and discounts.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees and the impact from changes in foreign currency exchange rates.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was 4.3% and 4.1% on weighted-average debt outstanding of $85.1 billion and $83.5 billion for the three months ended June 30, 2026 and 2025, respectively, and 4.2% and 4.1% on weighted-average debt outstanding of $85.9 billion and $81.7 billion for the six months ended June 30, 2026 and 2025, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt to third parties and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Index for Notes to the Condensed Consolidated Financial Statements
Issuances and Borrowings

During the six months ended June 30, 2026, we issued and borrowed the following debt:

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

Credit Facilities

On January 5, 2026, we entered into a Second Amended and Restated Credit Agreement (the “January 2026 Credit Agreement”) with certain financial institutions named therein. The January 2026 Credit Agreement amends and restates in its entirety the Amended and Restated Credit Agreement, dated as of October 17, 2022, and provides for a $10.0 billion revolving credit facility, including a letter of credit sub-facility of up to $1.5 billion and a swingline loan sub-facility of up to $500 million. Commitments under the January 2026 Credit Agreement will mature on January 5, 2031, except as otherwise extended or replaced. Borrowings under the January 2026 Credit Agreement will bear interest based upon the applicable benchmark rate, depending on the type of loan and, in some cases, at our election, plus a margin that is determined by reference to the credit rating of T-Mobile USA’s senior unsecured long-term debt. The January 2026 Credit Agreement contains customary representations, warranties and covenants, including a financial maintenance covenant of 4.5x with respect to T-Mobile USA, Inc.’s Leverage Ratio (as defined therein). As of June 30, 2026, we did not have an outstanding balance under this facility.

Redemptions and Repayments

During the six months ended June 30, 2026, we made the following redemptions and repayments:

(in millions)	Principal Amount	Write-off of Issuance Cost and Consent Fees (1)	Redemption or Repayment Date	Redemption Price
4.750% Senior Notes due 2028	$1,500	$3	February 1, 2026	100%
4.750% Senior Notes to affiliates due 2028	1,500	2	February 1, 2026	100%
1.500% Senior Notes due 2026	1,000	—	February 15, 2026	N/A
2.250% Senior Notes due 2026	1,800	—	February 15, 2026	N/A
5.050% Class A Senior ABS Notes due 2029	500	—	March 20, 2026	100%
2.625% Senior Notes due 2026	1,200	—	April 15, 2026	N/A
Total redemptions	7,500	5
ECA Facility due March 2036	43	—	Various	N/A
5.152% Series 2018-1 A-2 Notes due 2028	184	—	Various	N/A
ECA Facility due November 2036	44	—	Various	N/A
Total repayments	271	—
Total redemptions and repayments	$7,771	$5
(1)Write-off of issuance costs and consent fees are included in Other expense, net on our Condensed Consolidated Statements of Comprehensive Income. Write-off of issuance costs and consent fees are included in Other, net within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.

Asset-backed Notes

As of June 30, 2026, $2.0 billion of our ABS Notes were secured in total by $2.6 billion of gross EIP receivables and future collections on such receivables. Our ABS Notes and the assets securing this debt are included on our Condensed Consolidated Balance Sheets.

Index for Notes to the Condensed Consolidated Financial Statements
The expected maturities of our ABS Notes as of June 30, 2026, were as follows:

(in millions)	Expected Maturities
2026	$136
2027	1,008
2028	758
2029	98
Total	$2,000

Variable Interest Entities

In connection with our ABS Notes issuances, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity (the “ABS BRE”), and a trust (the “ABS Trust” and together with the ABS BRE, the “ABS Entities”) in which the ABS BRE holds a residual interest. Each of the ABS Entities meet the definition of a VIE for which we have determined that we are the primary beneficiary, as we have the power to direct the activities of the ABS Entities that most significantly impact their performance. Accordingly, we include the balances and results of operations of the ABS Entities on our condensed consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets and liabilities included on our Condensed Consolidated Balance Sheets with respect to the ABS Entities:

(in millions)	June 30, 2026	December 31, 2025

Assets
Equipment installment plan receivables, net	$1,801	$1,865
Equipment installment plan receivables due after one year, net	598	543
Other current assets	238	232
Liabilities
Accounts payable and accrued liabilities	$2	$3
Short-term debt	580	594
Long-term debt	1,415	1,401

See Note 4 – Receivables and Related Allowance for Credit Losses for additional information on the EIP receivables used to secure the ABS Notes.

Master Receivables Financing Agreement

On February 5, 2026, we entered into a master receivables financing agreement with certain third parties that provides for a revolving loan facility secured by pledged service customer relationships, which include current as well as future monthly service receivables, during the borrowing period (the “MRFA”). Concurrently with the execution of the MRFA, we borrowed $1.0 billion with a floating interest rate indexed to the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, with an initial scheduled expiry date of February 5, 2027, and principal paydowns beginning thereafter. The net proceeds are presented in Proceeds from issuance of long-term debt on our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026.

As of June 30, 2026, $1.0 billion of borrowings are secured by approximately $198 million of outstanding service accounts receivable, the related customer service account contracts and future monthly service receivables. The borrowings related to the MRFA and assets securing these borrowings are included on our Condensed Consolidated Balance Sheets.

Restricted Cash

Certain provisions of our debt agreements require us to maintain specified cash collateral balances. Amounts associated with these balances are considered to be restricted cash. See Note 16 – Additional Financial Information for our reconciliation of Cash and cash equivalents, including restricted cash.

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

The following table summarizes the balances associated with both of the tower arrangements on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2026	December 31, 2025
Property and equipment, net	$1,851	$1,922
Tower obligations	3,461	3,532
Other long-term liabilities	554	554

Future minimum payments related to the tower obligations are approximately $393 million for the 12-month period ending June 30, 2027, $822 million in total for both of the 12-month periods ending June 30, 2028 and 2029, $875 million in total for both of the 12-month periods ending June 30, 2030 and 2031, and $3.0 billion in total thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities, as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 850 sites and have included lease liabilities of $235 million in our Operating lease liabilities as of June 30, 2026.

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

Contract Balances

The contract asset and contract liability balances from contracts with customers as of June 30, 2026 and December 31, 2025, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2025	$1,307	$1,653
Balance as of June 30, 2026	1,283	1,511
Change	$(24)	$(142)

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the contract asset balance reflects customer activity related to new promotions, offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of $1.0 billion and $920 million as of June 30, 2026 and December 31, 2025, respectively, was included in Other current assets on our Condensed Consolidated Balance Sheets.

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

Revenues for the three and six months ended June 30, 2026 and 2025, include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Amounts included in the beginning of year contract liability balance	$206	$147	$1,266	$1,050

Remaining Performance Obligations

As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $2.6 billion. We expect to recognize revenue as the service is provided on these postpaid contracts, generally over a period of 24 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of June 30, 2026, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $694 million, $1.0 billion and $2.3 billion for the remainder of 2026, 2027, and 2028 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to five years.

Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $2.1 billion for June 30, 2026, and $2.0 billion for December 31, 2025, and is included in Other assets on our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 months. The amortization period is monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income were $479 million and $478 million for the three months ended June 30, 2026 and 2025, respectively, and $952 million and $963 million for the six months ended June 30, 2026 and 2025, respectively.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and six months ended June 30, 2026 and 2025.

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

Index for Notes to the Condensed Consolidated Financial Statements
The following table provides the operating financial results of our Wireless segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Total revenues	$22,791	$21,132	$45,898	$42,018
Less: Significant and other segment expenses
Cost of equipment sales	5,055	4,659	10,543	9,457
Employee expenses	1,971	1,902	4,105	3,811
Lease expense	1,359	1,258	2,941	2,465
Advertising expense	926	864	1,827	1,676
Bad debt expense	398	265	824	588
Other segment items (1)	4,158	3,825	8,420	7,664
Depreciation and amortization	3,434	3,146	7,251	6,344
Interest expense, net	1,055	922	2,086	1,838
Other expense, net	107	11	239	57
Income tax expense	1,089	1,058	1,919	1,943
Segment net income	$3,239	$3,222	$5,743	$6,175
(1)Other segment items included in Segment net income primarily include certain third-party commissions, external labor and services and backhaul expenses.

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

On March 19, 2026, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which was paid on June 11, 2026, to stockholders of record as of the close of business on May 29, 2026.

On June 15, 2026, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which will be paid on September 10, 2026, to stockholders of record as of the close of business on August 28, 2026.

During the three and six months ended June 30, 2026, we paid an aggregate of $1.1 billion and $2.2 billion, respectively, in cash dividends to our stockholders, which are presented within Net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows, of which during the three and six months ended June 30, 2026, $593 million and $1.2 billion, respectively, were paid to Deutsche Telekom AG (“DT”). As of June 30, 2026, $1.1 billion for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets, of which $594 million is payable to DT.

During the three months ended June 30, 2026, we repurchased 11,420,845 shares of our common stock at an average price per share of $188.76 for a total purchase price of $2.2 billion, and during the six months ended June 30, 2026, we repurchased 34,750,770 shares of our common stock at an average price per share of $203.07 for a total purchase price of $7.1 billion under the 2026 Stockholder Return Program. All shares repurchased during the three and six months ended June 30, 2026, were purchased at market price. As of June 30, 2026, we had up to $8.9 billion remaining under the 2026 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2026.

Subsequent to June 30, 2026, from July 1, 2026, through July 17, 2026, we repurchased 2,149,600 shares of our common stock at an average price per share of $182.53 for a total purchase price of $392 million. As of July 17, 2026, we had up to $8.5 billion remaining under the 2026 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2026.

Index for Notes to the Condensed Consolidated Financial Statements
Note 13 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2026	2025	2026	2025
Net income	$3,239	$3,222	$5,743	$6,175

Weighted-average shares outstanding – basic (1)	1,081,771,279	1,132,760,465	1,090,922,014	1,136,627,715
Effect of dilutive securities:
Outstanding stock options and unvested stock awards (1)	638,357	2,086,501	1,434,235	3,143,024
Weighted-average shares outstanding – diluted	1,082,409,636	1,134,846,966	1,092,356,249	1,139,770,739

Earnings per share – basic	$2.99	$2.84	$5.26	$5.43
Earnings per share – diluted	$2.99	$2.84	$5.26	$5.42

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	6,122,349	2,479,780	2,242,724	80,012
(1)     Our calculations of the weighted-average number of shares issuable related to the Ka’ena Acquisition earnout (“Ka’ena Shares”) are based on the 20 trading day volume-weighted average price as of June 30, 2026 and 2025, respectively, as further described below.

As of June 30, 2026, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of June 30, 2026 and 2025. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

The Ka’ena Shares were previously contingent consideration for the Ka’ena Acquisition. On June 30, 2025, we amended the Merger and Unit Purchase Agreement to set the calculation of the earnout as the difference between the maximum purchase price of $1.35 billion and the upfront payment, as adjusted, and removed the requirement for Ka’ena to achieve specified performance indicators. The Ka’ena Shares issuable are included in the calculations of basic weighted-average shares outstanding for the three and six months ended June 30, 2026, and the calculations of basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2025. The Ka’ena Shares are expected to be issued after the Ka’ena Acquisition earnout payment date.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

Note 15 – Restructuring Costs

UScellular Acquisition Restructuring Initiatives

Upon completing the UScellular Acquisition on August 1, 2025, we began implementing restructuring initiatives to realize cost efficiencies and eliminate redundancies. The major activities associated with the UScellular Acquisition restructuring initiatives include contract termination costs associated with the rationalization of retail stores, distribution channels, duplicative network and backhaul services and other agreements, severance costs associated with the integration of redundant processes and functions and the decommissioning of certain cell sites and distributed antenna systems to achieve synergies in network costs.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the expenses incurred in connection with our UScellular Acquisition restructuring initiatives:

(in millions)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Incurred to Date
Contract termination costs	$51	$92	$124
Severance costs	31	57	120
Network decommissioning	8	26	42
Total restructuring plan expenses	$90	$175	$286

The expenses associated with our UScellular Acquisition restructuring initiatives are included in Cost of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

Our UScellular Acquisition restructuring initiatives also include the acceleration or termination of certain of our operating leases for cell sites, switch sites and retail stores. Incremental expenses associated with terminated leases and leases for which we have recognized accelerated lease expense were $31 million and $311 million for the three and six months ended June 30, 2026, respectively, and are included in Cost of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

Additionally, we recognized $13 million and $242 million of accelerated depreciation for the three and six months ended June 30, 2026, respectively, primarily related to assets associated with the decommissioning of cell sites, which is included in Depreciation and amortization on our Condensed Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our UScellular Acquisition restructuring initiatives, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2025	Expenses Incurred	Cash Payments	June 30, 2026
Contract termination costs	$31	$92	$(45)	$78
Severance costs	59	57	(39)	77
Network decommissioning	1	26	(24)	3
Total	$91	$175	$(108)	$158

The liabilities accrued in connection with our UScellular Acquisition restructuring initiatives are presented in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

We expect to incur substantially all costs related to our UScellular Acquisition restructuring activities by the end of fiscal year 2027. We are evaluating additional restructuring initiatives associated with the UScellular Acquisition, which are dependent on consultations and negotiations with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments.

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

The following table summarizes the expenses incurred in connection with our Network Restructuring Initiative:

(in millions)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Incurred to Date
Contract termination costs	$13	$40	$45
Network decommissioning	23	61	125
Total restructuring plan expenses	$36	$101	$170

The expenses associated with our Network Restructuring Initiative are included in Cost of services on our Condensed Consolidated Statements of Comprehensive Income.

Index for Notes to the Condensed Consolidated Financial Statements
Our Network Restructuring Initiative also includes the termination of certain of our operating leases for cell sites and switch sites. Incremental expenses associated with terminated leases and leases for which we have recognized accelerated lease expense were $16 million and $27 million for the three and six months ended June 30, 2026, respectively, and are included in Cost of services on our Condensed Consolidated Statements of Comprehensive Income.

Additionally, we recognized $11 million and $71 million of accelerated depreciation for the three and six months ended June 30, 2026, respectively, related to assets associated with the decommissioning of cell sites, which is included in Depreciation and amortization on our Condensed Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our Network Restructuring Initiative, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2025	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	June 30, 2026
Contract termination costs	$—	$40	$(27)	$—	$13
Network decommissioning	1	61	(17)	(8)	37
Total	$1	$101	$(44)	$(8)	$50
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

The following table summarizes the expenses incurred in connection with our 2025-2026 Workforce Transformation initiative:

(in millions)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Incurred to Date
Severance costs	$—	$141	$531

The expenses associated with our 2025-2026 Workforce Transformation initiative are included in Cost of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our 2025-2026 Workforce Transformation initiative, including expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2025	Expenses Incurred	Cash Payments	June 30, 2026
Severance costs	$374	$141	$(346)	$169

The liabilities accrued in connection with our 2025-2026 Workforce Transformation initiative are presented in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

We have incurred substantially all of the costs associated with our 2025-2026 Workforce Transformation. We expect substantially all remaining associated employee separations and related cash outflows to occur throughout 2026.

Retail Initiatives

In connection with our ongoing digital initiatives to simplify routine transactions, as well as enhance customer experiences by transitioning in part to large-format experience stores, we began closing certain dealer and corporate owned stores in the second quarter of 2026. The major costs associated with these retail initiatives include contract termination, severance and costs associated with terminated operating leases. Costs associated with the closure of stores acquired in the UScellular Acquisition are included within UScellular Acquisition restructuring initiatives.

Index for Notes to the Condensed Consolidated Financial Statements
During the three and six months ended June 30, 2026, we recorded a pre-tax charge of $108 million related to these retail initiatives, which is included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. We are evaluating additional restructuring activities associated with our retail initiatives, which are dependent on negotiations with certain counterparties and the expected impact on our business operations.

Note 16 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	June 30, 2026	December 31, 2025
Accounts payable	$4,320	$5,219
Property and other taxes, including payroll	1,449	1,601
Payroll and related benefits	1,139	1,709
Accrued interest	1,003	1,025
Other accrued liabilities	863	726
Accounts payable and accrued liabilities	$8,774	$10,280

Book overdrafts included in Accounts payable were $434 million and $823 million as of June 30, 2026 and December 31, 2025, respectively.

Supplemental Condensed Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Interest payments, net of amounts capitalized	$1,119	$992	$2,173	$1,926
Operating lease payments	1,303	1,202	2,840	2,416
Income tax payments, net of refunds received	757	342	767	352
Non-cash investing and financing activities
Change in accounts payable and accrued liabilities for purchases of property and equipment	$(404)	$(131)	$(761)	$(594)
Operating lease right-of-use assets obtained in exchange for lease obligations	540	593	1,065	1,074
Financing lease right-of-use assets obtained in exchange for lease obligations	488	430	710	678

Cash and Cash Equivalents, Including Restricted Cash

Cash and cash equivalents, including restricted cash, presented on our Condensed Consolidated Statements of Cash Flows were included on our Condensed Consolidated Balance Sheets as follows:

(in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$2,825	$5,598
Restricted cash (included in Other current assets)	267	296
Restricted cash (included in Other assets)	83	82
Cash and cash equivalents, including restricted cash	$3,175	$5,976

Note 17 – Subsequent Events

On July 1, 2026, the FCC approved the sale of our 800 MHz spectrum licenses to Grain. See Note 6 - Spectrum License Transactions for additional information.

From July 1, 2026, through July 17, 2026, we repurchased 2,149,600 shares of our common stock at an average price per share of $182.53 for a total purchase price of $392 million. See Note 12 - Stockholder Return Program for additional information.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, included in Part I, Item 1 of this Form 10-Q, and audited consolidated financial statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

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

See Note 15 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements for more information.

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

UScellular merger-related costs are presented below:

(in millions)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
UScellular merger-related costs
Cost of services, exclusive of depreciation and amortization	$44	$—	$44	NM	$388	$—	$388	NM
Cost of equipment sales, exclusive of depreciation and amortization	23	—	23	NM	37	—	37	NM
Selling, general and administrative	115	33	82	248%	163	47	116	247%
Depreciation and amortization	13	—	13	NM	242	—	242	NM
Total UScellular merger-related costs	$195	$33	$162	491%	$830	$47	$783	NM

Net cash payments for UScellular merger-related costs	$142	$31	$111	358%	$256	$40	$216	540%
NM - Not meaningful

Anticipated Impacts

As a result of our UScellular Acquisition restructuring and integration activities, we expect to realize cost efficiencies by eliminating redundancies within our combined network as well as other business processes and operations. Upon completion of these activities, we expect to achieve total annual run rate cost synergies of $1.2 billion, consisting of $950 million in operating expenses and $250 million in capital expenditures. We currently expect total costs to achieve, excluding accelerated depreciation, to be approximately $2.6 billion, currently expected to be composed of $1.5 billion of UScellular merger-related costs recognized within operating expenses and $1.1 billion of capital expenditures.

Substantially all costs and associated payments for our UScellular Acquisition restructuring and integration activities are expected to be incurred by the end of fiscal year 2027. We are evaluating additional restructuring initiatives associated with the UScellular Acquisition, which are dependent on consultations and negotiations with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the costs and related payments.

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

Acquisition of Ka’ena Corporation

On May 1, 2024 (the “Ka’ena Acquisition Date”), we completed the merger with Ka’ena Corporation and its subsidiaries, including, among others, Mint Mobile LLC (collectively, “Ka’ena”), and as a result, Ka’ena became a wholly owned subsidiary of T-Mobile (the “Ka’ena Acquisition”). The total purchase price consists of an upfront payment on the Ka’ena Acquisition Date and an earnout payable in the second half of 2026. Based on the adjusted amount paid upfront, an additional $420 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout.

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

Fiber Joint Ventures

Our fiber strategy includes joint ventures focusing on market identification and selection, build plans, network engineering and design, network deployment and customer installation, with us owning customer relationships and selling fiber service under the T-Mobile brand.

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

Upon closing of the transactions, we account for the joint ventures under the equity method of accounting with our proportionate share of earnings (losses) presented within Other expense, net on our Condensed Consolidated Statements of Comprehensive Income. Additionally, upon closing of the transactions, we recognize revenues for fiber customers and the related wholesale costs paid to the joint ventures for network access within Postpaid revenues and Cost of services, respectively, on our Condensed Consolidated Statements of Comprehensive Income.

For more information regarding the i3 Broadband joint venture and GoNetspeed and Greenlight Networks joint venture, see Note 3 – Joint Ventures of the Notes to the Condensed Consolidated Financial Statements.

Joint Venture with AT&T and Verizon

On May 14, 2026, we announced that we have agreed in principle to form a new joint venture with AT&T Inc. and Verizon Communications Inc., or wholly owned subsidiaries thereof, which aims to end wireless dead zones in the U.S., including in rural areas, by pooling certain spectrum resources to increase capacity and help satellite providers reach more customers through a unified platform. This joint venture is expected to accelerate direct-to-device communications by using satellite-based technologies to address coverage gaps, especially in unserved and underserved communities. The joint venture remains subject to negotiating definitive agreements between the parties and, if finalized, would be subject to certain customary closing conditions. At closing, in exchange for an equity interest in the joint venture, we expect to invest cash and license certain intellectual property to the joint venture, and will also commit to provide access to certain spectrum licenses to satellite service providers who contract with the joint venture.

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

Network Restructuring Initiative costs are presented below:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
(in millions)
Network Restructuring Initiative
Cost of services, exclusive of depreciation and amortization	$52	$128
Depreciation and amortization	11	71
Total Network Restructuring Initiative costs	$63	$199

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

See Note 15 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements for more information.

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

During the six months ended June 30, 2026, we recorded a pre-tax charge of $141 million related to the 2025-2026 Workforce Transformation, which are included in Cost of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. We have incurred substantially all of the costs associated with our 2025-2026 Workforce Transformation initiative and expect substantially all remaining associated employee separations and related cash outflows to occur throughout 2026.

See Note 15 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements for more information.

Retail Initiatives

In connection with our ongoing digital initiatives to simplify routine transactions, as well as enhance customer experiences by transitioning in part to large-format experience stores, we began closing certain dealer and corporate owned stores in the second quarter of 2026. The major costs associated with these retail initiatives include contract termination, severance and costs associated with terminated operating leases. Costs associated with the closure of stores acquired in the UScellular Acquisition are included within UScellular merger-related costs.

During the three and six months ended June 30, 2026, we recorded a pre-tax charge of $108 million related to these retail initiatives, which is included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. We are evaluating additional restructuring activities associated with our retail initiatives, which are dependent on negotiations with certain counterparties and the expected impact on our business operations.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Postpaid revenues	$15,853	$14,078	$1,775	13%	$31,482	$27,672	$3,810	14%
Prepaid revenues	2,473	2,643	(170)	(6)%	4,990	5,286	(296)	(6)%
Wholesale and other service revenues	657	717	(60)	(8)%	1,342	1,405	(63)	(4)%
Total service revenues	18,983	17,438	1,545	9%	37,814	34,363	3,451	10%
Equipment revenues	3,524	3,439	85	2%	7,520	7,143	377	5%
Other revenues	284	255	29	11%	564	512	52	10%
Total revenues	22,791	21,132	1,659	8%	45,898	42,018	3,880	9%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	2,978	2,717	261	10%	6,317	5,319	998	19%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,055	4,659	396	8%	10,543	9,457	1,086	11%
Selling, general and administrative	5,834	5,397	437	8%	11,800	10,885	915	8%
Depreciation and amortization	3,434	3,146	288	9%	7,251	6,344	907	14%
Total operating expenses	17,301	15,919	1,382	9%	35,911	32,005	3,906	12%
Operating income	5,490	5,213	277	5%	9,987	10,013	(26)	—%
Other expense, net
Interest expense, net	(1,055)	(922)	(133)	14%	(2,086)	(1,838)	(248)	13%
Other expense, net	(107)	(11)	(96)	873%	(239)	(57)	(182)	319%
Total other expense, net	(1,162)	(933)	(229)	25%	(2,325)	(1,895)	(430)	23%
Income before income taxes	4,328	4,280	48	1%	7,662	8,118	(456)	(6)%
Income tax expense	(1,089)	(1,058)	(31)	3%	(1,919)	(1,943)	24	(1)%
Net income	$3,239	$3,222	$17	1%	$5,743	$6,175	$(432)	(7)%

Statement of Cash Flows Data
Net cash provided by operating activities	$7,500	$6,992	$508	7%	$14,722	$13,839	$883	6%
Net cash used in investing activities	(3,052)	(1,559)	(1,493)	96%	(5,901)	(4,968)	(933)	19%
Net cash used in financing activities	(5,182)	(7,205)	2,023	(28)%	(11,622)	(4,012)	(7,610)	190%
Non-GAAP Financial Measures
Adjusted EBITDA	$9,537	$8,547	$990	12%	$18,778	$16,806	$1,972	12%
Core Adjusted EBITDA	9,537	8,541	996	12%	18,777	16,799	1,978	12%
Adjusted Free Cash Flow	4,797	4,596	201	4%	9,396	8,992	404	4%

The following discussion and analysis is for the three and six months ended June 30, 2026, compared to the same periods in 2025, unless otherwise stated.

Total revenues increased $1.7 billion, or 8%, for the three months ended and increased $3.9 billion, or 9%, for the six months ended June 30, 2026. The components of these changes are discussed below.

Postpaid revenues increased $1.8 billion, or 13%, for the three months ended and increased $3.8 billion, or 14%, for the six months ended June 30, 2026.

The increase for the three months ended June 30, 2026, was primarily from:

•Higher average postpaid accounts, including following the acquisitions of UScellular and Metronet; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

The increase for the six months ended June 30, 2026, was primarily from:

•Higher average postpaid accounts, including following the acquisitions of UScellular, Metronet and Lumos; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues decreased $170 million, or 6%, for the three months ended and decreased $296 million, or 6%, for the six months ended June 30, 2026, primarily from lower average revenue per customer, primarily from dilution from promotional activity and rate plan mix.

Wholesale and other service revenues decreased $60 million, or 8%, for the three months ended and decreased $63 million, or 4%, for the six months ended June 30, 2026, primarily from lower MVNO revenues, including lower DISH and TracFone MVNO revenues.

Equipment revenues increased $85 million, or 2%, for the three months ended and increased $377 million, or 5%, for the six months ended June 30, 2026.

The increase for the three months ended June 30, 2026, was primarily from an increase of $33 million in device sales revenue, primarily from:

•Higher average revenue per device sold, net of promotions, primarily driven by an increase in the high-end phone mix; partially offset by
•A decrease in the total number of devices sold, primarily driven by lower prepaid devices.

The increase for the six months ended June 30, 2026, was primarily from:

•An increase of $224 million in device sales revenue, primarily from higher average revenue per device sold, net of promotions, primarily driven by an increase in the high-end phone mix; and
•An increase in liquidation revenue, primarily due to an increase in the high-end phone mix.

Other revenues were essentially flat.

Total operating expenses increased $1.4 billion, or 9%, for the three months ended and increased $3.9 billion, or 12%, for the six months ended June 30, 2026. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $261 million, or 10%, for the three months ended and increased $998 million, or 19%, for the six months ended June 30, 2026.

The increase for the three months ended June 30, 2026, was primarily from:

•Wholesale network access costs and amortization of customer installation fees paid to Metronet and Lumos; and
•Higher costs following the UScellular Acquisition, including merger-related costs.

The increase for the six months ended June 30, 2026, was primarily from:

•Higher costs following the UScellular Acquisition, including merger-related costs; and
•Wholesale network access costs and amortization of customer installation fees paid to Metronet and Lumos.

Cost of equipment sales, exclusive of depreciation and amortization, increased $396 million, or 8%, for the three months ended and increased $1.1 billion, or 11%, for the six months ended June 30, 2026.

The increase for the three months ended June 30, 2026, was primarily from an increase of $358 million in device cost of equipment sales, primarily from:

•Higher average cost per device sold, primarily driven by an increase in the high-end phone mix; partially offset by
•A decrease in the total number of devices sold, primarily driven by lower prepaid devices.

The increase for the six months ended June 30, 2026, was primarily from:

•An increase of $917 million in device cost of equipment sales, primarily from higher average cost per device sold, primarily driven by an increase in the high-end phone mix; and
•An increase in liquidation costs, primarily due to an increase in the high-end phone mix.

Selling, general and administrative expenses increased $437 million, or 8%, for the three months ended and increased $915 million, or 8%, for the six months ended June 30, 2026.

The increase for the three months ended June 30, 2026, was primarily from:

•Higher costs following the UScellular Acquisition, including merger-related costs;
•A $151 million gain recognized in the prior period related to the completed sale of a portion of our 3.45 GHz spectrum licenses;
•Higher bad debt expense; and
•Contract termination and other costs associated with our retail initiatives; partially offset by
•An increase in vendor credits related to software services.

The increase for the six months ended June 30, 2026, was primarily from:

•Higher costs following the UScellular Acquisition, including merger-related costs;
•Higher bad debt expense;
•A $151 million gain recognized in the prior period related to the completed sale of a portion of our 3.45 GHz spectrum licenses;
•Higher advertising expense;
•$132 million of severance and related costs associated with the 2025-2026 Workforce Transformation; and
•Contract termination and other costs associated with our retail initiatives; partially offset by
•An increase in vendor credits related to software services.

Depreciation and amortization increased $288 million, or 9%, for the three months ended and increased $907 million, or 14%, for the six months ended June 30, 2026, primarily from:

•Higher depreciation and amortization expense from assets acquired in the UScellular Acquisition and the continued build-out of our nationwide 5G network; and
•Higher depreciation expense from the acceleration of certain network and technology assets in the current period, including UScellular restructuring.

Operating income, the components of which are discussed above, increased $277 million, or 5%, for the three months ended and was relatively flat for the six months ended June 30, 2026.

Interest expense, net increased $133 million, or 14%, for the three months ended and increased $248 million, or 13%, for the six months ended June 30, 2026.

The increase for the three months ended June 30, 2026, was primarily from lower interest income, primarily due to lower average balances and lower average interest rates on short-term cash equivalents.

The increase for the six months ended June 30, 2026, was primarily from:

•Higher interest expense due to higher average debt outstanding and a higher average effective interest rate; and
•Lower interest income, primarily due to lower average balances and lower average interest rates on short-term cash equivalents.

Other expense, net increased $96 million, or 873%, for the three months ended and increased $182 million, or 319%, for the six months ended June 30, 2026, primarily from our proportionate share of losses from the Lumos and Metronet joint ventures recognized during the current period.

Income before income taxes, the components of which are discussed above, was $4.3 billion for both the three months ended June 30, 2026 and 2025, and $7.7 billion and $8.1 billion for the six months ended June 30, 2026 and 2025, respectively.

Income tax expense was essentially flat.

Our effective tax rate was 25.2% and 24.7% for the three months ended June 30, 2026 and 2025, respectively.

The six months ended June 30, 2026, was impacted by:

•Lower income before income taxes; offset by
•A decrease in excess tax benefits related to the vesting of restricted stock awards.

Our effective tax rate was 25.0% and 23.9% for the six months ended June 30, 2026 and 2025, respectively.

Net income, the components of which are discussed above, was $3.2 billion for both the three months ended June 30, 2026 and 2025, and $5.7 billion and $6.2 billion for the six months ended June 30, 2026 and 2025, respectively. Net income included:

•UScellular merger-related costs, including accelerated depreciation, net of tax, of $146 million and $622 million for the three and six months ended June 30, 2026, respectively, compared to $25 million and $35 million of UScellular merger-related costs for the three and six months ended June 30, 2025, respectively;
•A gain related to the completed sale of a portion of our 3.45 GHz spectrum licenses, net of tax, of $113 million, for the three and six months ended June 30, 2025;
•Costs associated with our Network Restructuring Initiative, including accelerated depreciation, net of tax, of $46 million and $149 million for the three and six months ended June 30, 2026, respectively; and
•Severance and related costs associated with the 2025-2026 Workforce Transformation, net of tax, of $105 million for the six months ended June 30, 2026. There were no costs associated with the 2025-2026 Workforce Transformation for the three months ended June 30, 2026.

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

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Generally, the guarantees of the Guarantor Subsidiaries with respect to the Senior Notes issued by T-Mobile USA, Inc. and the credit agreement entered into by T-Mobile USA, Inc. will be automatically and unconditionally released if, immediately following such release and any concurrent releases of other guarantees, the aggregate principal amount of indebtedness of non-guarantor subsidiaries (other than certain specified subsidiaries) would not exceed $2.0 billion. The indentures, supplemental indentures and credit agreements governing the long-term debt contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. and Sprint Capital Corporation is presented in the table below:

(in millions)	June 30, 2026	December 31, 2025
Current assets	$10,849	$12,459
Noncurrent assets	17,441	17,604
Current liabilities	14,377	16,426
Noncurrent liabilities	102,718	97,390
Due to non-guarantors	14,363	8,371
Due to related parties	629	2,174

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. and Sprint Capital Corporation is presented in the table below:

(in millions)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Total revenues	$313	$839
Operating loss	(2,172)	(4,437)
Net loss	(5,030)	(8,935)
Revenue from non-guarantors	312	836
Operating expenses from non-guarantors	1,155	2,296
Other expense, net, to non-guarantors	(90)	(164)

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

The following table sets forth the number of ending postpaid accounts:

	As of June 30,		Change
(in thousands)	2026	2025	#	%
Postpaid accounts (1) (2) (3)	34,700	31,502	3,198	10%
(1)In the first quarter of 2026, we recognized a base adjustment to decrease postpaid accounts by 18,000, primarily due to combining certain business accounts that have multiple billing account numbers.
(2)In the second quarter of 2026, Metronet agreed to repurchase certain customer accounts, resulting in a base adjustment to decrease postpaid accounts by 16,000.
(3)In the second quarter of 2025, we acquired 85,000 postpaid accounts from Lumos.
These base adjustments had no impact on postpaid net account additions.

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2026	2025	#	%	2026	2025	#	%
Postpaid net account additions	277	318	(41)	(13)%	494	523	(29)	(6)%

Postpaid net account additions decreased 41,000, or 13%, for the three months ended June 30, 2026, primarily from:

•Higher account deactivations driven by the impact of a growing account base, including following the UScellular Acquisition, and higher average broadband-only accounts; partially offset by
•Higher gross account additions, including fiber account additions following the acquisition of Metronet.

Postpaid net account additions decreased 29,000, or 6%, for the six months ended June 30, 2026, primarily from:

•Higher account deactivations driven by the impact of a growing account base, including following the UScellular Acquisition, higher average broadband-only accounts and higher industry switching; partially offset by
•Higher gross account additions, including fiber account additions following the acquisitions of Metronet and Lumos.

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

The following table sets forth the churn:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025		2026	2025
Postpaid account churn	0.99%	0.92%	7 bps	1.02%	0.93%	9 bps

Postpaid account churn increased 7 basis points for the three months ended June 30, 2026, primarily from higher average broadband-only accounts, including following the acquisition of Metronet.

Postpaid account churn increased 9 basis points for the six months ended June 30, 2026, primarily from:

•Higher average broadband-only accounts, including following the acquisitions of Metronet and Lumos; and
•Higher industry switching.

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

The following table sets forth our operating measure ARPA:

(in dollars)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Postpaid ARPA	$152.91	$149.87	$3.04	2%	$152.42	$148.06	$4.36	3%

Postpaid ARPA increased $3.04, or 2%, for the three months ended and increased $4.36, or 3%, for the six months ended June 30, 2026.

The increase for the three months ended June 30, 2026, was primarily from:

•Higher fee revenue, including from the adoption of new tax and fee exclusive plans; and
•An increase in customers per account, including from the continued adoption of 5G broadband and continued growth of T-Mobile for Business accounts, partially offset by fiber and UScellular accounts with fewer customers per account; partially offset by
•Increased promotional activity, including the success of bundled offerings.

The increase for the six months ended June 30, 2026, was primarily from:

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

Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin are non-GAAP financial measures utilized by our management, including our chief operating decision maker, to monitor the financial performance of our operations and allocate resources of the Company as a whole. We historically used Adjusted EBITDA, and we currently use Core Adjusted EBITDA internally as a measure to evaluate and compensate our personnel and management for their performance. We use Adjusted EBITDA and Core Adjusted EBITDA as benchmarks to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA and Core Adjusted EBITDA as supplemental measures to evaluate overall operating performance and to facilitate comparisons with other wireless communications and broadband services companies because they are indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, depreciation and amortization from capital investments, stock-based compensation and Special Items. Management believes analysts and investors use Core Adjusted EBITDA because it normalizes for the transition in the Company’s device financing strategy, by excluding the impact of device lease revenues from Adjusted EBITDA, to align with the exclusion of the related depreciation expense on leased devices from Adjusted EBITDA. Adjusted EBITDA, Adjusted EBITDA margin, Core Adjusted EBITDA and Core Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as substitutes for income from operations, net income or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions, except percentages)	2026	2025	$	%	2026	2025	$	%
Net income	$3,239	$3,222	$17	1%	$5,743	$6,175	$(432)	(7)%
Adjustments:
Interest expense, net	1,055	922	133	14%	2,086	1,838	248	13%
Other expense, net	107	11	96	873%	239	57	182	319%
Income tax expense	1,089	1,058	31	3%	1,919	1,943	(24)	(1)%
Operating income	5,490	5,213	277	5%	9,987	10,013	(26)	—%
Depreciation and amortization	3,434	3,146	288	9%	7,251	6,344	907	14%
Stock-based compensation (1)	212	178	34	19%	415	346	69	20%
UScellular merger-related costs	182	33	149	452%	588	47	541	NM
Network Restructuring Initiative costs	52	—	52	NM	128	—	128	NM
Legal-related expenses (recoveries), net (2)	16	(4)	20	(500)%	70	2	68	NM
Other, net (3)	151	(19)	170	(895)%	339	54	285	528%
Adjusted EBITDA	9,537	8,547	990	12%	18,778	16,806	1,972	12%
Lease revenues	—	(6)	6	(100)%	(1)	(7)	6	(86)%
Core Adjusted EBITDA	$9,537	$8,541	$996	12%	$18,777	$16,799	$1,978	12%
Net income margin (Net income divided by Service revenues)	17%	18%		-100 bps	15%	18%		-300 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	50%	49%		100 bps	50%	49%		100 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	50%	49%		100 bps	50%	49%		100 bps
(1)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense on the condensed consolidated financial statements.
(2)Legal-related expenses (recoveries), net, consists of the settlement of certain litigation and compliance costs associated with the August 2021 cyberattack, net of insurance recoveries.
(3)Other, net, primarily consists of certain severance, restructuring and other expenses, gains and losses, not directly attributable to the UScellular Acquisition, which are not reflective of T-Mobile’s ongoing core business activities and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA. Other, net, for the six months ended June 30, 2026, includes $141 million of severance and related costs associated with the 2025-2026 Workforce Transformation and $108 million of costs associated with our retail initiatives for both the three and six months ended June 30, 2026.
NM - Not meaningful

Core Adjusted EBITDA increased $996 million, or 12%, for the three months ended and increased $2.0 billion, or 12%, for the six months ended June 30, 2026. The components of Core Adjusted EBITDA are discussed further above.

The increase for the three months ended June 30, 2026, was primarily from:

•Higher Total service revenues; partially offset by
•Higher Cost of equipment sales, excluding Special Items;
•Higher Cost of services, excluding Special Items; and
•Higher Selling, general and administrative expenses, excluding Special Items.

The increase for the six months ended June 30, 2026, was primarily from:

•Higher Total service revenues; and
•Higher Equipment revenues, excluding Lease revenues; partially offset by
•Higher Cost of equipment sales, excluding Special Items;

•Higher Cost of services, excluding Special Items; and
•Higher Selling, general and administrative expenses, excluding Special Items.

Adjusted EBITDA increased $990 million, or 12%, for the three months ended June 30, 2026, and increased $2.0 billion, or 12%, for the six months ended June 30, 2026, due to the fluctuations in Core Adjusted EBITDA discussed above.

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

Cash Flows

The following is a condensed schedule of our cash flows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Net cash provided by operating activities	$7,500	$6,992	$508	7%	$14,722	$13,839	$883	6%
Net cash used in investing activities	(3,052)	(1,559)	(1,493)	96%	(5,901)	(4,968)	(933)	19%
Net cash used in financing activities	(5,182)	(7,205)	2,023	(28)%	(11,622)	(4,012)	(7,610)	190%

Operating Activities

Net cash provided by operating activities increased $508 million, or 7%, for the three months ended and increased $883 million, or 6%, for the six months ended June 30, 2026.

The increase for the three months ended June 30, 2026, was primarily from:

•A $736 million increase in Net income, adjusted for non-cash income and expenses; partially offset by
•A $228 million increase in net cash outflows from changes in working capital, primarily due to higher use of cash from Accounts payable and accrued liabilities, Accounts receivable and Inventory, partially offset by lower use of cash from Other current and long-term assets.
•Net cash provided by operating activities includes the impact of $181 million and $92 million in net payments for Merger-related costs for the three months ended June 30, 2026 and 2025, respectively.

The increase for the six months ended June 30, 2026, was primarily from:

•A $972 million increase in Net income, adjusted for non-cash income and expenses; partially offset by
•An $89 million increase in net cash outflows from changes in working capital, primarily due to higher use of cash from Accounts payable and accrued liabilities, Short- and long-term operating lease liabilities and Accounts receivable, partially offset by lower use of cash from Operating lease right-of-use assets, Other current and long-term assets and Inventory.
•Net cash provided by operating activities includes the impact of $334 million and $162 million in net payments for Merger-related costs for the six months ended June 30, 2026 and 2025, respectively.

Investing Activities

Net cash used in investing activities increased $1.5 billion, or 96%, for the three months ended and increased $933 million, or 19%, for the six months ended June 30, 2026.

The net use of cash for the three months ended June 30, 2026, was primarily from:

•$2.7 billion in Purchases of property and equipment, including capitalized interest, for the continued build-out of our nationwide 5G network, including for incremental capital expenditures following the UScellular Acquisition; and
•$484 million in Purchases of spectrum and intangible assets.

The net use of cash for the six months ended June 30, 2026, was primarily from:

•$5.3 billion in Purchases of property and equipment, including capitalized interest, for the continued build-out of our nationwide 5G network, including for incremental capital expenditures following the UScellular Acquisition; and
•$510 million in Purchases of spectrum and intangible assets.

Financing Activities

Net cash used in financing activities decreased $2.0 billion, or 28%, for the three months ended and increased $7.6 billion, or 190%, for the six months ended June 30, 2026.

The net use of cash for the three months ended June 30, 2026, was primarily from:

•$2.3 billion in Repurchases of common stock;
•$1.3 billion in Repayments of long-term debt;
•$1.1 billion in Dividends on common stock; and
•$360 million in Repayments of financing lease obligations.

The net use of cash for the six months ended June 30, 2026, was primarily from:

•$7.8 billion in Repayments of long-term debt;
•$7.1 billion in Repurchases of common stock;
•$2.2 billion in Dividends on common stock;
•$664 million in Repayments of financing lease obligations; and
•$185 million in Tax withholdings on share-based awards; partially offset by
•$6.4 billion in Proceeds from issuance of long-term debt, net.

Cash and Cash Equivalents

As of June 30, 2026, our Cash and cash equivalents were $2.8 billion compared to $5.6 billion at December 31, 2025.

Adjusted Free Cash Flow

Adjusted Free Cash Flow represents Net cash provided by operating activities less cash payments for Purchases of property and equipment. Adjusted Free Cash Flow is a non-GAAP financial measure utilized by management, investors and analysts of our financial information to evaluate cash available to pay debt, repurchase shares, pay dividends and provide further investment in the business. Adjusted Free Cash Flow margin is calculated as Adjusted Free Cash Flow divided by Service revenues. Adjusted Free Cash Flow margin is utilized by management, investors and analysts to evaluate the Company’s ability to convert service revenue efficiently into cash available to pay debt, repurchase shares, pay dividends and provide further investment in the business.

The table below provides a reconciliation of Adjusted Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions, except percentages)	2026	2025	$	%	2026	2025	$	%
Net cash provided by operating activities	$7,500	$6,992	$508	7%	$14,722	$13,839	$883	6%
Cash purchases of property and equipment, including capitalized interest	(2,703)	(2,396)	(307)	13%	(5,326)	(4,847)	(479)	10%
Adjusted Free Cash Flow	$4,797	$4,596	$201	4%	$9,396	$8,992	$404	4%
Net cash provided by operating activities margin (Net cash provided by operating activities divided by Service revenues)	40%	40%		— bps	39%	40%		-100 bps
Adjusted Free Cash Flow margin (Adjusted Free Cash Flow divided by Service revenues)	25%	26%		-100 bps	25%	26%		-100 bps

Adjusted Free Cash Flow increased $201 million, or 4%, for the three months ended and increased $404 million, or 4%, for the six months ended June 30, 2026.

The increase for the three months ended June 30, 2026, was primarily from:

•Higher Net cash provided by operating activities, as described above; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest, primarily from the planned timing of capital purchases, including for incremental capital expenditures following the UScellular Acquisition.
•Adjusted Free Cash Flow includes the impact of $181 million and $92 million in net payments for Merger-related costs for the three months ended June 30, 2026 and 2025, respectively.

The increase for the six months ended June 30, 2026, was primarily from:

•Higher Net cash provided by operating activities, as described above; partially offset by
•Higher Cash purchases of property and equipment, including capitalized interest, primarily from the planned timing of capital purchases, including for incremental capital expenditures following the UScellular Acquisition.
•Adjusted Free Cash Flow includes the impact of $334 million and $162 million in net payments for Merger-related costs for the six months ended June 30, 2026 and 2025, respectively.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $10.0 billion. As of June 30, 2026, there was no outstanding balance under the Revolving Credit Facility. See Note 8 – Debt of the Notes to the Condensed Consolidated Financial Statements for more information regarding the Revolving Credit Facility.

We maintain an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements and proceeds are expected to be used for general corporate purposes. As of June 30, 2026, there was no outstanding balance under this program.

Debt Financing

As of June 30, 2026, our total debt and financing lease liabilities were $86.9 billion, excluding our tower obligations, of which $78.5 billion was classified as long-term debt and $1.1 billion was classified as long-term financing lease liabilities.

During the six months ended June 30, 2026, we issued long-term debt for net proceeds of $6.4 billion and redeemed and repaid short- and long-term debt with an aggregate principal amount of $7.8 billion.

For more information regarding our debt financing transactions, see Note 8 – Debt of the Notes to the Condensed Consolidated Financial Statements.

Spectrum Auction

In June 2026, the FCC announced that we were the winning bidder of 102 licenses in Auction 113 (AWS-3 band spectrum) for an aggregate purchase price of $278 million. At the inception of Auction 113 in April 2026, we deposited $25 million.

On July 10, 2026, we paid the FCC an additional $31 million and expect to pay the remaining $222 million on July 24, 2026, for the licenses won in the auction.

For more information regarding the spectrum auction, see Note 6 – Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements.

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

On September 12, 2023, we entered into a license purchase agreement with Comcast (the “Comcast License Purchase Agreement”), pursuant to which we will acquire spectrum in the 600 MHz band from Comcast in exchange for total cash consideration of between $1.2 billion and $3.3 billion, subject to an application for FCC approval. The licenses are subject to an exclusive leasing arrangement between us and Comcast entered into contemporaneously with the Comcast License Purchase Agreement. On January 13, 2025, we and Comcast entered into an amendment to the Comcast License Purchase Agreement, pursuant to which we will acquire additional spectrum. Subsequent to the amendment, the total cash consideration for the transaction is between $1.2 billion and $3.4 billion. On June 2, 2026, we closed on the acquisition of $46 million of the spectrum licenses, with the associated payment made on the same day. We are targeting a closing in the first half of 2028 for the acquisition of the remaining spectrum licenses.

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

On May 30, 2025, we entered into a License and Unit Purchase Agreement with NEWLEVEL IV, L.P. and NEWLEVEL, LLC, both of which are affiliates of Grain Management, LLC (“Grain”), pursuant to which we will sell our 800 MHz spectrum licenses in exchange for cash consideration of $2.9 billion and the receipt of Grain’s 600 MHz spectrum licenses, which we are currently utilizing under lease agreements with Grain. In addition, we may receive a share of certain future proceeds from transactions entered into by Grain that monetize the 800 MHz spectrum licenses, subject to certain terms and conditions and following a certain return on invested capital for Grain. In addition, we expect an increase to our cash income tax liability of approximately $850 million related to the close of this transaction. The transaction is subject to customary closing conditions, and subsequent to June 30, 2026, on July 1, 2026, the FCC approved the transaction, including certain modifications to the 800 MHz spectrum licenses. The parties are currently targeting a closing in the third quarter of 2026.

For more information regarding our license purchase agreements, see Note 6 – Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Ka’ena Corporation

On May 1, 2024, we completed the Ka’ena Acquisition. The total purchase price consists of an upfront payment on the Ka’ena Acquisition Date and an earnout payable in the second half of 2026.

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

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP receivables and service accounts receivable on a revolving basis as a source of liquidity. As of June 30, 2026, we derecognized net receivables of $1.7 billion upon sale through these arrangements.

For more information regarding these off-balance sheet arrangements, see Note 5 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

Future Sources and Uses of Liquidity

We may seek additional sources of liquidity, including through the issuance of additional debt, to continue to opportunistically acquire spectrum licenses or other long-lived assets in private party transactions, make strategic investments, repurchase shares, pay dividends or for the refinancing or repurchasing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for acquisitions of businesses, spectrum and other long-lived assets, or for any potential stockholder returns or debt repurchases, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months, as well as our longer-term liquidity needs. Our intended use of any such funds is for general corporate purposes, including for capital expenditures, spectrum purchases, opportunistic investments and acquisitions, redemption or repurchase of debt, tower obligations, share repurchases and dividend payments.

We determine future liquidity requirements for operations, capital expenditures, share repurchases, dividend payments and debt repurchases based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum, repurchase shares or repurchase debt. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. We have incurred, and will incur, substantial expenses to comply with the current regulatory framework, including our national security obligations, and we have incurred all of the remaining restructuring and integration costs associated with the Sprint Merger, with the cash expenditures for the Sprint Merger-related costs extending beyond 2026. Additionally, we are expecting to incur substantial expenses in connection with the UScellular Acquisition, including coordinating and integrating businesses, operations, policies and procedures. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses could exceed the costs historically borne by us and adversely affect our financial condition and results of operations. There are a number of additional risks and uncertainties that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures, supplemental indentures and credit agreements governing our long-term debt to third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of June 30, 2026.

Financing Lease Facilities

We have uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. We expect to enter into up to a total of $1.2 billion in financing lease commitments during the year ending December 31, 2026. As of June 30, 2026, we have entered into $11.8 billion of financing leases under these financing lease facilities, of which $481 million and $694 million was executed during the three and six months ended June 30, 2026, respectively.

Capital Expenditures

Our capital liquidity requirements have been driven primarily by capital expenditures for spectrum licenses, the construction, expansion and upgrading of our network infrastructure, the integration of the networks, spectrum, technology, personnel and customer base of T-Mobile and UScellular and investments in information technology platforms. We expect to maintain our investment in capital expenditures related to these efforts in 2026 compared to 2025, as we continue our integration efforts, maintain our commitment to build out our nationwide 5G network and continue our digital journey. Future capital expenditure requirements will be primarily driven by the deployment of acquired spectrum licenses.

For more information regarding our spectrum licenses, see Note 6 – Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements.

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
•These figures represent initial allocations subject to change based on changes in opportunities and our views on deleveraging, investments in our core business and strategic investment opportunities.

On December 4, 2025, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which was paid on March 12, 2026, to stockholders of record as of the close of business on February 27, 2026.

On March 19, 2026, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which was paid on June 11, 2026, to stockholders of record as of the close of business on May 29, 2026.

On June 15, 2026, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which will be paid on September 10, 2026, to stockholders of record as of the close of business on August 28, 2026.

During the three and six months ended June 30, 2026, we paid an aggregate of $1.1 billion and $2.2 billion, respectively, in cash dividends to our stockholders, which are presented within Net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows. As of June 30, 2026, $1.1 billion for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2026, we repurchased 11,420,845 shares of our common stock at an average price per share of $188.76 for a total purchase price of $2.2 billion, and during the six months ended June 30, 2026, we repurchased 34,750,770 shares of our common stock at an average price per share of $203.07 for a total purchase price of $7.1 billion, under the 2026 Stockholder Return Program. As of June 30, 2026, we had up to $8.9 billion remaining under the 2026 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2026.

Subsequent to June 30, 2026, from July 1, 2026, through July 17, 2026, we repurchased 2,149,600 shares of our common stock at an average price per share of $182.53 for a total purchase price of $392 million under the 2026 Stockholder Return Program. As of July 17, 2026, we had up to $8.5 billion remaining under the 2026 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2026.

For additional information regarding the 2026 Stockholder Return Program, see Note 12 – Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements.

Related Person Transactions

We have related person transactions associated with DT or its respective affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of July 17, 2026, DT held, directly or indirectly, approximately 54.3% of the outstanding T-Mobile common stock. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank Group Corp., DT has voting control, as of July 17, 2026, over approximately 55.2% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended June 30, 2026, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates or former affiliates that we do not control and that are our affiliates or former affiliates solely due to their common control with DT. We have relied upon DT for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended June 30, 2026, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to four customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control: CPG Engineering & Commercial Services GmbH, Golgohar Trade and Technology GmbH, International Trade and Industrial Technology ITRITEC GmbH and Kara Industrial Trading GmbH. These services are in the process of being terminated, in particular by undertaking appropriate legal steps before German courts. For the three months ended June 30, 2026, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular, Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended June 30, 2026, were less than $0.1 million. We understand that DT intends to continue these activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risks in the normal course of business, primarily from changes in interest rates, including changes in investment yields and changes in spreads due to credit risk, foreign currency exchange rate fluctuations and other factors. These risks, along with other business risks, impact our cost of capital. Our policy is to manage exposure related to fluctuations in interest rates in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. We have established interest rate risk limits that are closely monitored by measuring interest rate sensitivities of our debt portfolio. As of June 30, 2026, we have €7.3 billion outstanding in EUR-denominated Senior Notes, which are subject to foreign currency exchange rate fluctuations. We have entered into cross-currency swap agreements that qualify and have been designated as fair value hedges of our EUR-denominated debt, mitigating our exposure to foreign currency transaction gains and losses. We do not foresee significant changes in the strategies used to manage market risk in the near future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls include the use of a Disclosure Committee that comprises representatives from our Accounting, Legal, Treasury, Technology, Risk Management, Government Affairs and Investor Relations functions and are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended June 30, 2026:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1, 2026 - April 30, 2026	4,339,766	$195.12	4,339,766	$11,346
May 1, 2026 - May 31, 2026	2,561,059	191.91	2,561,059	10,855
June 1, 2026 - June 30, 2026	4,520,020	180.87	4,520,020	8,936
Total	11,420,845		11,420,845
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 7, 2026, John C. Saw, the Company’s Chief Technology Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to a total of 11,000 shares of the Company’s common stock, subject to certain conditions. The duration of this trading plan is 279 days.

On May 19, 2026, Srinivasan Gopalan, the Company’s President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell shares of the Company’s common stock he will acquire through March 1, 2027, upon the vesting of certain time-based restricted stock unit awards, up to a total of 35,380 shares, subject to certain conditions. The duration of this trading plan is 286 days.

On June 12, 2026, Daniel J. Drobac, the Company’s Vice President and Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell shares of the Company’s common stock he will acquire through May 3, 2027, upon the vesting of certain time-based restricted stock unit awards, up to a total of 2,347 shares, subject to certain conditions. The duration of this trading plan is 325 days.

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

T-MOBILE US, INC.

July 23, 2026	/s/ Peter Osvaldik
Peter Osvaldik
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)