Form 10-Q
period 2026-09-30
T-Mobile US, Inc.
filed 2026-10-28
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 23, 2026
Common Stock, par value $0.00001 per share	1,059,272,571

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended September 30, 2026

Index for Notes to the Condensed Consolidated Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$5,620	$5,598
Accounts receivable, net of allowance for credit losses of $251 and $226	5,012	4,874
Equipment installment plan receivables, net of allowance for credit losses and unamortized discount of $723 and $733	4,530	4,997
Inventory	3,085	2,405
Prepaid expenses	909	1,215
Other current assets	2,686	5,372
Total current assets	21,842	24,461
Property and equipment, net	36,035	38,333
Operating lease right-of-use assets	24,208	25,692
Financing lease right-of-use assets	2,987	2,760
Goodwill	13,665	13,678
Spectrum licenses	99,980	98,032
Other intangible assets, net	3,066	3,843
Equipment installment plan receivables due after one year, net of allowance for credit losses and unamortized discount of $199 and $213	2,457	2,683
Other assets	8,864	9,755
Total assets	$213,104	$219,237
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$8,624	$10,280
Short-term debt	6,343	5,135
Deferred revenue	1,407	1,533
Short-term operating lease liabilities	3,644	3,814
Short-term financing lease liabilities	1,158	1,163
Other current liabilities	2,815	2,575
Total current liabilities	23,991	24,500
Long-term debt	77,323	79,649
Long-term debt to affiliates	—	1,498
Tower obligations	3,419	3,532
Deferred tax liabilities	21,715	19,583
Operating lease liabilities	25,017	26,371
Financing lease liabilities	1,136	1,107
Other long-term liabilities	4,196	3,794
Total long-term liabilities	132,806	135,534
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, par value $0.00001 per share, 2,000,000,000 shares authorized; 1,280,056,882 and 1,275,774,235 shares issued, 1,062,845,266 and 1,106,930,661 shares outstanding	—	—
Additional paid-in capital	70,089	69,460
Treasury stock, at cost, 217,211,616 and 168,843,574 shares	(40,102)	(30,545)
Accumulated other comprehensive loss	(595)	(848)
Retained earnings	26,915	21,136
Total stockholders' equity	56,307	59,203
Total liabilities and stockholders' equity	$213,104	$219,237
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2026	2025	2026	2025
Revenues
Postpaid revenues	$16,269	$14,882	$47,751	$42,554
Prepaid revenues	2,427	2,625	7,417	7,911
Wholesale and other service revenues	679	734	2,021	2,139
Total service revenues	19,375	18,241	57,189	52,604
Equipment revenues	3,929	3,465	11,449	10,608
Other revenues	280	251	844	763
Total revenues	23,584	21,957	69,482	63,975
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,007	2,873	9,324	8,192
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,444	4,853	15,987	14,310
Selling, general and administrative	6,020	6,015	17,820	16,900
Impairment expense	—	278	—	278
Depreciation and amortization	3,452	3,408	10,703	9,752
Total operating expenses	17,923	17,427	53,834	49,432
Operating income	5,661	4,530	15,648	14,543
Other expense, net
Interest expense, net	(1,031)	(924)	(3,117)	(2,762)
Other expense, net	(90)	(78)	(329)	(135)
Total other expense, net	(1,121)	(1,002)	(3,446)	(2,897)
Income before income taxes	4,540	3,528	12,202	11,646
Income tax expense	(1,085)	(814)	(3,004)	(2,757)
Net income	$3,455	$2,714	$9,198	$8,889

Net income	$3,455	$2,714	$9,198	$8,889
Other comprehensive income (loss), net of tax
Reclassification of loss from cash flow hedges, net of tax effect of $18, $16, $52 and $48	52	48	152	141
Gains (losses) on fair value hedges, net of tax effect of $9, $(7), $45 and $(55)	27	(20)	133	(160)
Unrealized gain (loss) on foreign currency translation adjustment, net of tax effect of $1, $0, $1 and $0	1	—	10	(1)
Prior service cost, net of amortization, and amortization of actuarial gain, on pension and other postretirement benefits, net of tax effect of $(13), $0, $(14) and $(1)	(40)	(1)	(42)	(4)
Other comprehensive income (loss)	40	27	253	(24)
Total comprehensive income	$3,495	$2,741	$9,451	$8,865
Earnings per share
Basic	$3.23	$2.42	$8.49	$7.84
Diluted	$3.22	$2.41	$8.47	$7.82
Weighted-average shares outstanding
Basic	1,070,648,134	1,123,754,096	1,084,089,790	1,133,743,367
Diluted	1,071,630,434	1,126,627,708	1,085,476,683	1,136,920,521
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Operating activities
Net income	$3,455	$2,714	$9,198	$8,889
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,452	3,408	10,703	9,752
Stock-based compensation expense	197	227	620	613
Deferred income tax expense	637	797	2,212	2,505
Bad debt expense	437	337	1,261	925
Losses from sales of receivables	15	17	52	58
Impairment expense	—	278	—	278
Changes in operating assets and liabilities
Accounts receivable	(9)	(366)	(669)	(797)
Equipment installment plan receivables	(9)	44	39	133
Inventory	(892)	(537)	(664)	(591)
Operating lease right-of-use assets	969	929	3,130	2,667
Other current and long-term assets	(122)	(322)	(443)	(983)
Accounts payable and accrued liabilities	(421)	890	(1,094)	729
Short- and long-term operating lease liabilities	(979)	(936)	(3,173)	(2,720)
Other current and long-term liabilities	334	(239)	222	(409)
Other, net	277	216	669	247
Net cash provided by operating activities	7,341	7,457	22,063	21,296
Investing activities
Purchases of property and equipment, including capitalized interest of $(7), $(13), $(20) and $(33)	(2,270)	(2,639)	(7,596)	(7,486)
Purchases of spectrum licenses and other intangible assets, including deposits	(324)	(1,590)	(834)	(2,505)
Proceeds from the sale of property, equipment and intangible assets	2,927	18	3,038	2,091
Acquisition of companies, net of cash acquired	—	(2,797)	(1)	(3,523)
Investments in unconsolidated affiliates, net	4	(3,072)	1	(4,055)
Other, net	21	(59)	(151)	371
Net cash provided by (used in) investing activities	358	(10,139)	(5,543)	(15,107)
Financing activities
Proceeds from issuance of long-term debt, net	498	498	6,891	8,266
Repayments of financing lease obligations	(331)	(318)	(995)	(964)
Repayments of long-term debt	(1,367)	(828)	(9,138)	(4,564)
Repurchases of common stock	(2,418)	(2,479)	(9,564)	(7,528)
Dividends on common stock	(1,089)	(987)	(3,310)	(2,986)
Tax withholdings on share-based awards	(86)	(92)	(271)	(394)
Other, net	(55)	(32)	(83)	(80)
Net cash used in financing activities	(4,848)	(4,238)	(16,470)	(8,250)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	—	—	—	13
Change in cash and cash equivalents, including restricted cash	2,851	(6,920)	50	(2,048)
Cash and cash equivalents, including restricted cash
Beginning of period	3,175	10,585	5,976	5,713
End of period	$6,026	$3,665	$6,026	$3,665
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index for Notes to the Condensed Consolidated Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions, except share and per share amounts)	Common Stock Outstanding	Treasury Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance as of June 30, 2026	1,074,817,571	203,587,868	$(37,667)	$69,879	$(635)	$24,688	$56,265
Net income	—	—	—	—	—	3,455	3,455
Dividends declared ($1.17 per share)	—	—	—	—	—	(1,228)	(1,228)
Other comprehensive income	—	—	—	—	40	—	40
Stock-based compensation	—	—	—	217	—	—	217
Stock issued for employee stock purchase plan	567,538	—	—	78	—	—	78
Issuance of vested restricted stock units	1,554,628	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(478,388)	—	—	(86)	—	—	(86)
Repurchases of common stock	(13,621,695)	13,621,695	(2,434)	—	—	—	(2,434)
Other, net	5,612	2,053	(1)	1	—	—	—
Balance as of September 30, 2026	1,062,845,266	217,211,616	$(40,102)	$70,089	$(595)	$26,915	$56,307

Balance as of December 31, 2025	1,106,930,661	168,843,574	$(30,545)	$69,460	$(848)	$21,136	$59,203
Net income	—	—	—	—	—	9,198	9,198
Dividends declared ($3.21 per share)	—	—	—	—	—	(3,419)	(3,419)
Other comprehensive income	—	—	—	—	253	—	253
Stock-based compensation	—	—	—	683	—	—	683
Stock issued for employee stock purchase plan	1,322,243	—	—	213	—	—	213
Issuance of vested restricted stock units	4,254,520	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	(1,340,592)	—	—	(271)	—	—	(271)
Repurchases of common stock	(48,372,465)	48,372,465	(9,555)	—	—	—	(9,555)
Other, net	50,899	(4,423)	(2)	4	—	—	2
Balance as of September 30, 2026	1,062,845,266	217,211,616	$(40,102)	$70,089	$(595)	$26,915	$56,307
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

In accordance with the terms of the Merger and Unit Purchase Agreement, the total purchase price consists of an upfront payment made on the Ka’ena Acquisition Date and an earnout, which was paid on October 9, 2026. On June 30, 2025, we amended the Merger and Unit Purchase Agreement to set the calculation of the earnout as the difference between the maximum purchase price of $1.35 billion and the upfront payment, as adjusted, and removed the requirement for Ka’ena to achieve specified performance indicators.

Based on the amount of the adjusted upfront payment, an additional $420 million in future cash and T-Mobile common stock is payable in satisfaction of the earnout, including the replacement of equity awards of certain Ka’ena employees, related to:

•$251 million for the acquired Ka’ena business; and
•$169 million for services provided to T-Mobile by certain sellers during the post-acquisition period.

As of September 30, 2026 and December 31, 2025, $251 million and $242 million, respectively, of liabilities for deferred earnout consideration for the acquired Ka’ena business and $169 million and $157 million, respectively, of liabilities for post-acquisition services are presented within current liabilities on our Condensed Consolidated Balance Sheets.

Subsequent to September 30, 2026, on October 9, 2026, we transferred $164 million in cash and 1,510,371 shares of T-Mobile common stock in satisfaction of our $420 million earnout obligation. The number of shares of T-Mobile common stock transferred was determined based on the 20 trading day volume-weighted average price as of October 6, 2026, and we withheld 102,164 shares for associated tax obligations.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

Consideration Transferred

The acquisition-date fair value of consideration transferred in the UScellular Acquisition is comprised of the following:

(in millions)	August 1, 2025
Fair value of cash paid on the UScellular Acquisition Date, as adjusted	$2,770
Fair value of T-Mobile replacement equity awards attributable to pre-combination service	44
Total fair value of consideration exchanged	$2,814

Fair Value of Assets Acquired and Liabilities Assumed

We accounted for the UScellular Acquisition as a business combination. The identifiable assets acquired and liabilities assumed of the UScellular Wireless Business were recorded at their fair values as of the UScellular Acquisition Date and consolidated with those of T-Mobile. Assigning fair values to the assets acquired and liabilities assumed at the UScellular Acquisition Date required the use of judgment regarding estimates and assumptions. For the fair values of the assets acquired and liabilities assumed, we used the cost, income and market approaches.

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the assigned fair values for each class of assets acquired and liabilities assumed at the UScellular Acquisition Date, including immaterial adjustments based on information identified during the measurement period, which closed on July 31, 2026. We retained the services of certified valuation specialists to assist with assigning values to certain acquired assets and liabilities assumed.

(in millions)	August 1, 2025
Cash and cash equivalents	$12
Accounts receivable	317
Equipment installment plan receivables	503
Inventory	129
Prepaid expenses	63
Other current assets	33
Property and equipment	1,451
Operating lease right-of-use assets (1)	1,199
Goodwill	206
Spectrum licenses	1,730
Other intangible assets	407
Equipment installment plan receivables due after one year	388
Deferred tax assets	23
Other assets	125
Total assets acquired	6,586
Accounts payable and accrued liabilities	295
Deferred revenue	275
Short-term operating lease liabilities (1)	179
Other current liabilities	114
Long-term debt (2)	1,653
Operating lease liabilities (1)	1,029
Other long-term liabilities	227
Total liabilities assumed	3,772
Total consideration transferred	$2,814
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

Intangible Assets

Goodwill was assigned to our Wireless segment and has an assigned value of $206 million, which represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed. The assigned goodwill recognized includes synergies expected to be achieved from the operations of the combined company, the assembled workforce of UScellular and intangible assets that do not qualify for separate recognition. Of the total assigned amount of goodwill resulting from the UScellular Acquisition of $206 million, the amount deductible for tax purposes is $181 million. Expected synergies from the UScellular Acquisition include the cost savings from the planned integration of network infrastructure, facilities, personnel and systems.

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

Index for Notes to the Condensed Consolidated Financial Statements
Fair Value of Assets Acquired and Liabilities Assumed

We have accounted for the Vistar Acquisition as a business combination. The identifiable assets acquired and liabilities assumed from Vistar were recorded at their fair values as of the Vistar Acquisition Date and consolidated with those of T-Mobile. Assigning fair values to the assets acquired and liabilities assumed at the Vistar Acquisition Date required the use of judgment regarding estimates and assumptions. For the fair values of the assets acquired and liabilities assumed, we used the cost and income approaches.

The following table summarizes the assigned fair values for each class of assets acquired and liabilities assumed at the Vistar Acquisition Date, including immaterial adjustments based on information identified during the measurement period, which closed on February 2, 2026.

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

We have accounted for the Blis Acquisition as a business combination. The fair value of consideration transferred as of the Blis Acquisition Date totaled $174 million. The identifiable assets acquired and liabilities assumed from Blis were recorded at their fair values as of the Blis Acquisition Date and consolidated with those of T-Mobile. The assigned fair values of total assets acquired were $263 million, including goodwill of $103 million, and total liabilities assumed were $89 million at the Blis Acquisition Date. These amounts reflect immaterial adjustments based on information identified during the measurement period, which closed on March 2, 2026.

Note 3 – Joint Ventures

Fiber Joint Ventures

i3 Broadband Joint Venture

On April 24, 2026, we entered into a definitive agreement with an affiliate of Wren House Infrastructure Management Limited (“Wren House”) to establish a joint venture to acquire i3 Broadband, one of Wren House’s existing fiber portfolio companies. Subsequent to September 30, 2026, on October 1, 2026, we completed the joint acquisition of i3 Broadband upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals. At closing, we invested $671 million to acquire a 50% equity interest in the joint venture and substantially all existing residential fiber customers.

Index for Notes to the Condensed Consolidated Financial Statements
GoNetspeed and Greenlight Networks Joint Venture

On April 25, 2026, we entered into definitive agreements with affiliates of Oak Hill Capital Management, LLC (“Oak Hill”) to establish a joint venture to acquire GoNetspeed and Greenlight Networks, two of Oak Hill’s existing fiber portfolio companies. The transaction with Oak Hill is expected to close in the first half of 2027, subject to customary closing conditions and regulatory approvals, at which time we expect to invest approximately $2.0 billion to acquire a 50% equity interest in the joint venture and substantially all existing residential fiber customers.

Method of Accounting

Upon closing of these transactions, we expect to account for these fiber joint ventures under the equity method of accounting and recognize service revenues for the acquired fiber customers and wholesale costs paid to the joint venture for network access within Postpaid revenues and Cost of services, respectively, on our Condensed Consolidated Statements of Comprehensive Income.

Joint Venture with AT&T and Verizon

On September 14, 2026, we entered into definitive agreements and formed a joint venture with AT&T Inc. and Verizon Communications Inc., or wholly owned subsidiaries thereof, which aims to end wireless dead zones in the U.S., including in rural areas, by pooling certain spectrum resources to increase capacity and help satellite providers reach more customers through a unified platform. We expect to license certain intellectual property to the joint venture, and will also commit to provide access to certain spectrum licenses to satellite service providers who contract with the joint venture. The formation of this joint venture did not have a material impact on our condensed consolidated financial statements. We account for the joint venture with AT&T and Verizon under the equity method of accounting.

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

Index for Notes to the Condensed Consolidated Financial Statements
EIP Receivables Portfolio Segment

At the time of device purchase, qualified customers can finance all or a portion of the individual device or accessory purchase price and associated taxes and fees over an installment period, generally of 24 or 36 months, using an EIP. Depending on the EIP the customer selects, an EIP is offered at zero interest or with a stated rate of interest, with the stated rate of interest dependent on customer credit quality.

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

EIP receivables had a combined weighted-average effective interest rate of 10.9% and 10.3% as of September 30, 2026, and December 31, 2025, respectively.

The following table summarizes the EIP receivables, including unamortized discounts and related allowance for credit losses:

(in millions)	September 30, 2026	December 31, 2025
EIP receivables, gross	$7,909	$8,626
Unamortized discount	(552)	(566)
EIP receivables, net of unamortized discount	7,357	8,060
Allowance for credit losses	(370)	(380)
EIP receivables, net of allowance for credit losses and unamortized discount	$6,987	$7,680
Classified on our condensed consolidated balance sheets as:
Equipment installment plan receivables, net of allowance for credit losses and unamortized discount	$4,530	$4,997
Equipment installment plan receivables due after one year, net of allowance for credit losses and unamortized discount	2,457	2,683
EIP receivables, net of allowance for credit losses and unamortized discount	$6,987	$7,680

Many of our loss estimation techniques rely on delinquency-based models categorized by customer credit class; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses for EIP receivables. We manage our EIP receivables portfolio segment using delinquency and customer credit class as key credit quality indicators.

The following table presents the amortized cost of our EIP receivables by delinquency status, customer credit class and year of origination as of September 30, 2026:

	Originated in 2026		Originated in 2025		Originated prior to 2025		Total EIP Receivables, Net of Unamortized Discount
(in millions)	Prime	Subprime	Prime	Subprime	Prime	Subprime	Prime	Subprime	Total
Current - 30 days past due	$3,589	$696	$2,182	$411	$247	$38	$6,018	$1,145	$7,163
31 - 60 days past due	25	23	17	15	3	2	45	40	85
61 - 90 days past due	13	16	12	12	2	1	27	29	56
More than 90 days past due	11	13	11	13	3	2	25	28	53
EIP receivables, net of unamortized discount	$3,638	$748	$2,222	$451	$255	$43	$6,115	$1,242	$7,357

We estimate credit losses on our EIP receivables segment by applying an expected credit loss model, which relies on historical loss data adjusted for current conditions to calculate default probabilities or an estimate for the frequency of customer default. Our assessment of default probabilities or frequency includes receivables delinquency status, historical loss experience, how

Index for Notes to the Condensed Consolidated Financial Statements
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

The following table presents write-offs of our EIP receivables by year of origination for the nine months ended September 30, 2026:

(in millions)	Originated in 2026	Originated in 2025	Originated prior to 2025	Total
Write-offs	$175	$388	$93	$656

Activity for the nine months ended September 30, 2026 and 2025, in the allowance for credit losses and unamortized discount balances for the accounts receivable and EIP receivables segments was as follows:

	September 30, 2026			September 30, 2025
(in millions)	Accounts Receivable Allowance	EIP Receivables Allowance	Total	Accounts Receivable Allowance	EIP Receivables Allowance	Total
Allowance for credit losses and unamortized discount, beginning of period	$226	$946	$1,172	$176	$814	$990
Bad debt expense	615	646	1,261	478	447	925
Write-offs	(590)	(656)	(1,246)	(458)	(472)	(930)
Allowance for credit losses for acquired credit deteriorated receivables	—	—	—	10	78	88
Change in unamortized discount on short-term and long-term EIP receivables	N/A	127	127	N/A	100	100
Impact on the unamortized discount from sales of EIP receivables	N/A	(141)	(141)	N/A	(135)	(135)
Allowance for credit losses and unamortized discount, end of period	$251	$922	$1,173	$206	$832	$1,038

Off-Balance-Sheet Credit Exposures

We do not have material off-balance-sheet credit exposures as of September 30, 2026. In connection with the sales of certain service accounts receivable and EIP receivables pursuant to the sale arrangements, we provide guarantees of credit performance included on our Condensed Consolidated Balance Sheets measured at fair value that are based on a discounted cash flow model using Level 3 inputs, including estimated customer default rates and creditworthiness, dilutions and recoveries. See Note 5 – Sales of Certain Receivables for further information.

Note 5 – Sales of Certain Receivables

We regularly enter into transactions to sell certain service accounts receivable and EIP receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our condensed consolidated financial statements, are described below.

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP receivables on a revolving basis (the “EIP Sale Arrangement”), which will expire in November 2026. As of both September 30, 2026, and December 31, 2025, the EIP Sale Arrangement provided funding of $1.3 billion.

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

Index for Notes to the Condensed Consolidated Financial Statements
The following table summarizes the carrying amounts and classification of liabilities, which consist of the recourse guarantee, included on our Condensed Consolidated Balance Sheets with respect to the EIP BRE:

(in millions)	September 30, 2026	December 31, 2025
Other current liabilities	$93	$90
Other long-term liabilities	12	13

Sales of Service Accounts Receivable

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivable on a revolving basis (the “Service Receivable Sale Arrangement”). On February 24, 2026, we extended the scheduled expiration date of the Service Receivable Sale Arrangement to February 23, 2027. As of both September 30, 2026, and December 31, 2025, the Service Receivable Sale Arrangement provided funding of $775 million.

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

The following table summarizes the carrying amounts and classification of liabilities included on our Condensed Consolidated Balance Sheets with respect to the Service BRE:

(in millions)	September 30, 2026	December 31, 2025
Other current liabilities	$298	$306

Sales of Receivables

The credit enhancement feature of each of the EIP Sale Arrangement and the Service Receivable Sale Arrangement is in the form of a recourse guarantee liability, which is collateralized by pledged but unsold receivables. The recourse guarantee represents a financial instrument that is primarily tied to the creditworthiness of our customers. At inception, we elected to measure the recourse guarantee liabilities at fair value with changes in fair value included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. The fair value of the recourse guarantee liabilities is determined based on a discounted cash flow model, which primarily uses Level 3 inputs, including estimated customer default rates and creditworthiness, dilutions and recoveries. Our recourse guarantee liabilities related to the sales of service receivables and EIP receivables were $137 million and $130 million as of September 30, 2026, and December 31, 2025, respectively. These liabilities were collateralized by $301 million and $266 million of gross service receivables and $534 million and $535 million of gross EIP receivables pledged, but unsold as of September 30, 2026, and December 31, 2025, respectively, which represent our maximum exposure under the recourse guarantee.

The following table summarizes the impact of the sales of certain service receivables and EIP receivables on our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2026	December 31, 2025
Derecognized net service accounts receivable and EIP receivables	$1,663	$1,651
Other current liabilities	391	397
of which, recourse guarantee	125	117
Other long-term liabilities	12	13
of which, recourse guarantee	12	13
Net cash proceeds since inception	1,310	1,372
Of which:
Change in net cash proceeds during the year-to-date period	(62)	(96)
Net cash proceeds funded by reinvested collections	1,372	1,468

We recognized losses from sales of receivables, including changes in fair value of the recourse guarantee liabilities of $15 million and $17 million for the three months ended September 30, 2026 and 2025, respectively, and $52 million and $58

Index for Notes to the Condensed Consolidated Financial Statements
million for the nine months ended September 30, 2026 and 2025, respectively, in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

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

Note 6 – Spectrum License Transactions

Spectrum Licenses

The following table summarizes our spectrum license activity for the nine months ended September 30, 2026:

(in millions)	Spectrum
Spectrum licenses, beginning of year	$98,032
Spectrum license acquisitions	2,478
Spectrum licenses transferred to held for sale	(530)
Spectrum licenses, end of period	$99,980

Cash payments to acquire spectrum licenses and payments for costs to clear spectrum are included in Purchases of spectrum licenses and other intangible assets, including deposits. Cash proceeds from the sale of spectrum licenses are included in Proceeds from the sale of property, equipment and intangible assets on our Condensed Consolidated Statements of Cash Flows.

Spectrum Auction

In June 2026, the Federal Communications Commission (“FCC”) announced that we were the winning bidder of 102 licenses in Auction 113 (AWS-3 band spectrum) for an aggregate purchase price of $278 million. At the inception of Auction 113 in April 2026, we deposited $25 million. We paid the FCC the remaining $253 million for the licenses won in the auction in July 2026. On August 23, 2026, the FCC issued to us the licenses won in Auction 113. The licenses are included in Spectrum licenses on our Condensed Consolidated Balance Sheets as of September 30, 2026.

License Purchase Agreements

On September 21, 2026, we acquired 600 MHz spectrum licenses from TStar 600, LLC and two of its subsidiaries, in exchange for cash consideration of $290 million, which is expected to be paid in the first quarter of 2027.

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

Grain Management, LLC

On May 30, 2025, we entered into a License and Unit Purchase Agreement with NEWLEVEL IV, L.P. and NEWLEVEL, LLC, both of which are affiliates of Grain Management, LLC (“Grain”), pursuant to which we agreed to sell our 800 MHz spectrum licenses in exchange for cash consideration and the receipt of Grain’s 600 MHz spectrum licenses, which we previously utilized under lease agreements with Grain. Following the receipt of certain regulatory approvals, including certain modifications to the 800 MHz spectrum licenses, on August 10, 2026, we completed the sale of our 800 MHz spectrum licenses in exchange for cash consideration of $2.9 billion and the receipt of Grain’s 600 MHz spectrum licenses valued at $690 million, for total consideration of $3.6 billion. We expect to pay approximately $850 million of cash income taxes primarily through December 31, 2027, related to the close of this transaction. In addition, we are entitled to receive a 50% share of future proceeds from transactions entered into by Grain that monetize the 800 MHz spectrum licenses, in excess of their invested capital, certain expenses and a specified return on their investment. On October 8, 2026, Grain entered into a purchase and sale agreement with Space Exploration Technologies Corp. for the sale of the 800 MHz spectrum licenses, subject to customary closing conditions and regulatory approvals. We have not recognized an associated gain for this potential additional consideration.

Spectrum Exchange Transactions

During the three months ended September 30, 2026, we recognized $501 million, and during the nine months ended September 30, 2026 and 2025, we recognized $549 million and $173 million, respectively, of non-cash spectrum license acquisitions associated with the closing of certain exchange transactions, which were included in Spectrum licenses on our Condensed Consolidated Balance Sheets. There were no non-cash spectrum license acquisitions during the three months ended September 30, 2025.

During the three months ended September 30, 2026, we recognized $14 million, and during the nine months ended September 30, 2026 and 2025, we recognized $38 million and $13 million, respectively, of gains associated with the closing of certain spectrum exchange transactions as a reduction to Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. There were no gains or losses associated with spectrum exchange transactions during the three months ended September 30, 2025.

Note 7 – Fair Value Measurements

The carrying values of Cash and cash equivalents, Accounts receivable and Accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying values of EIP receivables approximate fair value as the receivables are recorded at their present value using an estimated market interest rate.

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

Index for Notes to the Condensed Consolidated Financial Statements
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

The following table summarizes the activity of our cross-currency swaps:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Other expense, net
Pre-tax transaction gain (loss) on remeasurement of EUR-denominated debt	$28	$25	$287	$(654)
Amount recognized in Other expense, net reclassified from Accumulated other comprehensive loss	(28)	(25)	(287)	654
Accumulated other comprehensive loss
Amount recognized in Accumulated other comprehensive loss reclassified to Other expense, net	$28	$25	$287	$(654)
Gain (loss) associated with the change in fair value of cross-currency swaps recognized in Accumulated other comprehensive loss	8	(52)	(109)	439

Interest Rate Lock Derivatives

In April 2020, we terminated our interest rate lock derivatives entered into in October 2018. Aggregate changes in the fair value of our terminated interest rate lock derivatives, net of amortization, of $619 million and $771 million are presented in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.

During the three months ended September 30, 2026 and 2025, we amortized $70 million and $64 million, respectively, and during the nine months ended September 30, 2026 and 2025, we amortized $204 million and $189 million, respectively, from Accumulated other comprehensive loss into Interest expense, net, on our Condensed Consolidated Statements of

Index for Notes to the Condensed Consolidated Financial Statements
Comprehensive Income. We expect to amortize $290 million of the Accumulated other comprehensive loss associated with the derivatives into Interest expense, net, over the 12 months ending September 30, 2027.

Debt

The fair values of our Senior Notes and spectrum-backed Senior Secured Notes to third parties were determined based on quoted market prices in active markets. Accordingly, our Senior Notes and spectrum-backed Senior Secured Notes to third parties were classified as Level 1 within the fair value hierarchy. The fair value of our Senior Notes to affiliates was determined based on the fair value of the Senior Notes to third parties with similar terms and maturities. Accordingly, our Senior Notes to affiliates were classified as Level 2 within the fair value hierarchy. The fair values of our Senior Notes to third parties (EUR-denominated) and asset-backed notes (“ABS Notes”) were primarily based on quoted prices in inactive markets for identical instruments and observable changes in market interest rates, both of which are Level 2 inputs. Accordingly, our Senior Notes to third parties (EUR-denominated) and ABS Notes were classified as Level 2 within the fair value hierarchy. The fair value of our borrowings related to credit agreements with certain financial institutions, backed by Export Credit Agencies (the “ECA Facilities”) and the MRFA (as defined below) was determined based on a discounted cash flow approach using market interest rates of instruments with similar maturities and credit risk. Accordingly, our borrowings related to the ECA Facilities and MRFA were classified as Level 2 within the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, judgment was required in interpreting market data to develop fair value estimates for the Senior Notes to third parties (EUR-denominated), Senior Notes to affiliates, ABS Notes and borrowings related to the ECA Facilities and MRFA. The fair value estimates were based on information available as of September 30, 2026 and December 31, 2025. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

The carrying amounts and fair values of our short-term and long-term debt, excluding accrued interest, included on our Condensed Consolidated Balance Sheets were as follows:

(in millions)	Level within the Fair Value Hierarchy	September 30, 2026		December 31, 2025
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes to third parties	1	$69,738	$60,959	$74,575	$70,517
Senior Notes to third parties (EUR-denominated)	2	8,183	7,669	5,551	5,460
Senior Notes to affiliates	2	—	—	1,498	1,500
Senior Secured Notes to third parties	1	559	551	844	835
ABS Notes to third parties	2	2,493	2,487	1,995	2,017
Borrowings related to ECA Facilities and MRFA	2	2,693	2,746	1,819	1,876

Note 8 – Debt

The following table sets forth the debt balances and activity as of, and for the nine months ended, September 30, 2026:

(in millions)	December 31, 2025	Proceeds from Issuances and Borrowings	Redemptions, Repayments, and Repurchases (1)	Reclassifications (1)	Other (2)	September 30, 2026
Short-term debt	$5,135	$—	$(4,962)	$6,167	$3	$6,343
Long-term debt	79,649	6,891	(2,715)	(6,167)	(335)	77,323
Total debt to third parties	84,784	6,891	(7,677)	—	(332)	83,666
Long-term debt to affiliates	1,498	—	(1,498)	—	—	—
Total debt	$86,282	$6,891	$(9,175)	$—	$(332)	$83,666
(1)Note redemptions, repurchases and reclassifications are recorded net of accrued or paid issuance costs and discounts.
(2)Other includes the amortization of premiums, discounts, debt issuance costs and consent fees and the impact from changes in foreign currency exchange rates.

Our effective interest rate, excluding the impact of derivatives and capitalized interest, was 4.3% and 4.2% on weighted-average debt outstanding of $84.4 billion and $83.2 billion for the three months ended September 30, 2026 and 2025, respectively, and 4.3% and 4.1% on weighted-average debt outstanding of $85.4 billion and $82.1 billion for the nine months ended September 30, 2026 and 2025, respectively. The weighted-average debt outstanding was calculated by applying an average of the monthly ending balances of total short-term and long-term debt to third parties and short-term and long-term debt to affiliates, net of unamortized premiums, discounts, debt issuance costs and consent fees.

Index for Notes to the Condensed Consolidated Financial Statements
Issuances and Borrowings

During the nine months ended September 30, 2026, we issued and borrowed the following debt:

(in millions)	Principal Issuances	Discounts and Issuance Costs	Net Proceeds from Issuance of Debt	Issue Date
5.000% Senior Notes due 2036	$1,150	$(8)	$1,142	January 12, 2026
5.850% Senior Notes due 2056	850	(8)	842	January 12, 2026
3.200% Senior Notes due 2032 (EUR-denominated)	881	(5)	876	February 19, 2026
3.625% Senior Notes due 2035 (EUR-denominated)	881	(5)	876	February 19, 2026
3.900% Senior Notes due 2038 (EUR-denominated)	1,175	(12)	1,163	February 19, 2026
Total of Senior Notes issued	4,937	(38)	4,899
4.250% Class A Senior ABS Notes due 2030	500	(2)	498	March 20, 2026
4.740% Class A Senior ABS Notes due 2031	500	(2)	498	August 14, 2026
Total of ABS Notes issued	1,000	(4)	996
4.557% MRFA due 2027	1,000	(4)	996	February 5, 2026
Total borrowings	1,000	(4)	996
Total issuances and borrowings	$6,937	$(46)	$6,891

Redemptions, Repayments and Repurchases

During the nine months ended September 30, 2026, we made the following redemptions, repayments and repurchases:

(in millions)	Principal Amount	Write-off of Premium, Discount, Fees and Repurchase Gains / Losses (1)	Redemption, Repayment or Repurchase Date	Redemption or Repurchase Price
4.750% Senior Notes due 2028	$1,500	$3	February 1, 2026	100%
4.750% Senior Notes to affiliates due 2028	1,500	2	February 1, 2026	100%
1.500% Senior Notes due 2026	1,000	—	February 15, 2026	N/A
2.250% Senior Notes due 2026	1,800	—	February 15, 2026	N/A
5.050% Class A Senior ABS Notes due 2029	500	—	March 20, 2026	100%
2.625% Senior Notes due 2026	1,200	—	April 15, 2026	N/A
Total redemptions	7,500	5
ECA Facility due March 2036	87	—	Various	N/A
5.152% Series 2018-1 A-2 Notes due 2028	275	—	Various	N/A
ECA Facility due November 2036	44	—	Various	N/A
Total repayments	406	—
Open market repurchases of our various Senior Notes (2)	1,259	(26)	Various	$1,249
Total repurchases	1,259	(26)
Total redemptions, repayments and repurchases	$9,165	$(21)
(1)Write-off of issuance costs and consent fees are included in Other expense, net on our Condensed Consolidated Statements of Comprehensive Income. Write-off of issuance costs and consent fees are included in Other, net within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
(2)Gains and losses associated with open market repurchases are included within Other expense, net on our Condensed Consolidated Statements of Comprehensive Income. Payments associated with principal repurchases are included in Repayments of long-term debt, and repurchase premiums and fees to extinguish debt are included in Other, net within Net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows.

Asset-backed Notes

As of September 30, 2026, $2.5 billion of our ABS Notes were secured in total by $3.3 billion of gross EIP receivables and future collections on such receivables. Our ABS Notes and the assets securing this debt are included on our Condensed Consolidated Balance Sheets.

Index for Notes to the Condensed Consolidated Financial Statements
The expected maturities of our ABS Notes as of September 30, 2026, were as follows:

(in millions)	Expected Maturities
2026	$136
2027	1,008
2028	985
2029	371
Total	$2,500

Variable Interest Entities

In connection with our ABS Notes issuances, we formed a wholly owned subsidiary, which qualifies as a bankruptcy remote entity (the “ABS BRE”), and a trust (the “ABS Trust” and together with the ABS BRE, the “ABS Entities”) in which the ABS BRE holds a residual interest. Each of the ABS Entities meets the definition of a VIE for which we have determined that we are the primary beneficiary, as we have the power to direct the activities of the ABS Entities that most significantly impact their performance. Accordingly, we include the balances and results of operations of the ABS Entities on our condensed consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets and liabilities included on our Condensed Consolidated Balance Sheets with respect to the ABS Entities:

(in millions)	September 30, 2026	December 31, 2025

Assets
Equipment installment plan receivables, net	$2,203	$1,865
Equipment installment plan receivables due after one year, net	784	543
Other current assets	310	232
Liabilities
Accounts payable and accrued liabilities	$3	$3
Short-term debt	861	594
Long-term debt	1,632	1,401

See Note 4 – Receivables and Related Allowance for Credit Losses for additional information on the EIP receivables used to secure the ABS Notes.

Credit Facilities

On January 5, 2026, we entered into a Second Amended and Restated Credit Agreement (the “January 2026 Credit Agreement”) with certain financial institutions named therein. The January 2026 Credit Agreement amends and restates in its entirety the Amended and Restated Credit Agreement, dated as of October 17, 2022, and provides for a $10.0 billion revolving credit facility, including a letter of credit sub-facility of up to $1.5 billion and a swingline loan sub-facility of up to $500 million. Commitments under the January 2026 Credit Agreement will mature on January 5, 2031, except as otherwise extended or replaced. Borrowings under the January 2026 Credit Agreement will bear interest based upon the applicable benchmark rate, depending on the type of loan and, in some cases, at our election, plus a margin that is determined by reference to the credit rating of T-Mobile USA’s senior unsecured long-term debt. The January 2026 Credit Agreement contains customary representations, warranties and covenants, including a financial maintenance covenant of 4.5x with respect to T-Mobile USA, Inc.’s Leverage Ratio (as defined therein). As of September 30, 2026, we did not have an outstanding balance under this facility.

Master Receivables Financing Agreement

On February 5, 2026, we entered into a master receivables financing agreement with certain third parties that provides for a revolving loan facility secured by pledged service customer relationships, which include current as well as future monthly service receivables, during the borrowing period (the “MRFA”). Concurrently with the execution of the MRFA, we borrowed $1.0 billion with a floating interest rate indexed to the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, with an initial scheduled expiry date of February 5, 2027, and principal paydowns beginning thereafter. The net proceeds are presented in Proceeds from issuance of long-term debt on our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026.

Index for Notes to the Condensed Consolidated Financial Statements
As of September 30, 2026, $1.0 billion of borrowings are secured by approximately $200 million of outstanding service accounts receivable, the related customer service account contracts and future monthly service receivables. The borrowings related to the MRFA and assets securing these borrowings are included on our Condensed Consolidated Balance Sheets.

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

The following table summarizes the balances associated with both of the tower arrangements on our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2026	December 31, 2025
Property and equipment, net	$1,815	$1,922
Tower obligations	3,419	3,532
Other long-term liabilities	554	554

Future minimum payments related to the tower obligations are approximately $396 million for the 12-month period ending September 30, 2027, $829 million in total for both of the 12-month periods ending September 30, 2028 and 2029, $883 million in total for both of the 12-month periods ending September 30, 2030 and 2031, and $2.9 billion in total thereafter.

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites and the Master Lease Sites. These contingent obligations are not included in Operating lease liabilities, as any amount due is contractually owed by CCI based on the subleasing arrangement. Under the arrangement, we remain primarily liable for ground lease payments on approximately 850 sites and have included lease liabilities of $233 million in our Operating lease liabilities as of September 30, 2026.

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

Index for Notes to the Condensed Consolidated Financial Statements
Contract Balances

The contract asset and contract liability balances from contracts with customers as of September 30, 2026 and December 31, 2025, were as follows:

(in millions)	Contract Assets	Contract Liabilities
Balance as of December 31, 2025	$1,307	$1,653
Balance as of September 30, 2026	1,449	1,457
Change	$142	$(196)

Contract assets primarily represent revenue recognized for equipment sales with promotional bill credits offered to customers that are paid over time and are contingent on the customer maintaining a service contract.

The change in the contract asset balance reflects customer activity related to new promotions, offset by billings on existing contracts and impairment, which is recognized as bad debt expense. The current portion of our contract assets of $1.1 billion and $920 million as of September 30, 2026 and December 31, 2025, respectively, was included in Other current assets on our Condensed Consolidated Balance Sheets.

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

Revenues for the three and nine months ended September 30, 2026 and 2025, include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Amounts included in the beginning of year contract liability balance	$140	$77	$1,406	$1,127

Remaining Performance Obligations

As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining service performance obligations for postpaid contracts with subsidized devices and promotional bill credits that result in an extended service contract is $3.1 billion. We expect to recognize revenue as the service is provided on these postpaid contracts, generally over a period of 24 or 36 months from the time of origination.

Information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less has been excluded from the above, which primarily consists of monthly service contracts.

Certain of our wholesale, roaming and service contracts include variable consideration based on usage and performance. This variable consideration has been excluded from the disclosure of remaining performance obligations. As of September 30, 2026, the aggregate amount of the contractual minimum consideration for wholesale, roaming and service contracts is $314 million, $920 million and $2.6 billion for the remainder of 2026, 2027, and 2028 and beyond, respectively. These contracts have a remaining duration ranging from less than one year to seven years.

Contract Costs

The balance of deferred incremental costs to obtain contracts with customers was $2.1 billion as of September 30, 2026, and $2.0 billion as of December 31, 2025, and is included in Other assets on our Condensed Consolidated Balance Sheets. Deferred contract costs incurred to obtain postpaid service contracts are amortized over a period of 24 or 36 months depending on the customer contract. The amortization periods are monitored to reflect any significant change in assumptions. Amortization of deferred contract costs included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income were $487 million and $474 million for the three months ended September 30, 2026 and 2025, respectively, and $1.4 billion for both the nine months ended September 30, 2026 and 2025.

The deferred contract cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and nine months ended September 30, 2026 and 2025.

Index for Notes to the Condensed Consolidated Financial Statements
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

The following table provides the operating financial results of our Wireless segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Total revenues	$23,584	$21,957	$69,482	$63,975
Less: Significant and other segment expenses
Cost of equipment sales	5,444	4,853	15,987	14,310
Employee expenses	1,978	2,210	6,083	6,021
Lease expense	1,339	1,340	4,280	3,805
Advertising expense	956	906	2,783	2,582
Bad debt expense	437	337	1,261	925
Other segment items (1)	4,317	4,095	12,737	11,759
Impairment expense	—	278	—	278
Depreciation and amortization	3,452	3,408	10,703	9,752
Interest expense, net	1,031	924	3,117	2,762
Other expense, net	90	78	329	135
Income tax expense	1,085	814	3,004	2,757
Segment net income	$3,455	$2,714	$9,198	$8,889
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

On June 15, 2026, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which was paid on September 10, 2026, to stockholders of record as of the close of business on August 28, 2026.

On September 24, 2026, our Board of Directors declared a cash dividend of $1.17 per share on our issued and outstanding common stock, which will be paid on December 10, 2026, to stockholders of record as of the close of business on November 25, 2026.

Index for Notes to the Condensed Consolidated Financial Statements
During the three and nine months ended September 30, 2026, we paid an aggregate of $1.1 billion and $3.3 billion, respectively, in cash dividends to our stockholders, which are presented within Net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows, of which during the three and nine months ended September 30, 2026, $594 million and $1.8 billion, respectively, were paid to Deutsche Telekom AG (“DT”). As of September 30, 2026, $1.2 billion for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets, of which $681 million is payable to DT.

During the three months ended September 30, 2026, we repurchased 13,621,695 shares of our common stock at an average price per share of $177.31 for a total purchase price of $2.4 billion, and during the nine months ended September 30, 2026, we repurchased 48,372,465 shares of our common stock at an average price per share of $195.81 for a total purchase price of $9.5 billion under the 2026 Stockholder Return Program. All shares repurchased during the three and nine months ended September 30, 2026, were purchased at market price. As of September 30, 2026, we had up to $5.4 billion remaining under the 2026 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2026.

Subsequent to September 30, 2026, from October 1, 2026, through October 23, 2026, we repurchased 4,987,500 shares of our common stock at an average price per share of $158.68 for a total purchase price of $791 million. As of October 23, 2026, we had up to $4.6 billion remaining under the 2026 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2026.

Note 13 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2026	2025	2026	2025
Net income	$3,455	$2,714	$9,198	$8,889

Weighted-average shares outstanding – basic (1)	1,070,648,134	1,123,754,096	1,084,089,790	1,133,743,367
Effect of dilutive securities:
Outstanding stock options and unvested stock awards (1)	982,300	2,873,612	1,386,893	3,177,154
Weighted-average shares outstanding – diluted	1,071,630,434	1,126,627,708	1,085,476,683	1,136,920,521

Earnings per share – basic	$3.23	$2.42	$8.49	$7.84
Earnings per share – diluted	$3.22	$2.41	$8.47	$7.82

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	4,522,299	2,630,711	3,938,203	1,588,901
(1)     Our calculations of the weighted-average number of shares issuable related to the Ka’ena Acquisition earnout (“Ka’ena Shares”) are based on the 20 trading day volume-weighted average price as of September 30, 2026 and 2025, respectively, as further described below.

As of September 30, 2026, we had authorized 100 million shares of preferred stock, with a par value of $0.00001 per share. There was no preferred stock outstanding as of September 30, 2026 and 2025. Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

The Ka’ena Shares were previously contingent consideration for the Ka’ena Acquisition. On June 30, 2025, we amended the Merger and Unit Purchase Agreement to set the calculation of the earnout as the difference between the maximum purchase price of $1.35 billion and the upfront payment, as adjusted, and removed the requirement for Ka’ena to achieve specified performance indicators. The Ka’ena Shares issuable are included in the calculations of basic weighted-average shares outstanding for the three and nine months ended September 30, 2026, and the calculations of basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2025. Subsequent to September 30, 2026, on October 9, 2026, 1,510,371 shares of T-Mobile common stock were issued as part of the satisfaction of our $420 million earnout obligation. See Note 2 – Business Combinations for additional information.

Note 14 – Commitments and Contingencies

Sprint Merger Commitments

In connection with the regulatory proceedings and approvals of the Sprint Merger pursuant to the Business Combination Agreement with Sprint and the other parties named therein (as amended, the “Business Combination Agreement”) and the other

Index for Notes to the Condensed Consolidated Financial Statements
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

On February 28, 2020, T-Mobile and Sprint each received a Notice of Apparent Liability for Forfeiture and Admonishment from the FCC, which proposed a penalty for allegedly violating section 222 of the Communications Act and the FCC’s regulations governing the privacy of customer information. On April 29, 2024, the FCC issued Forfeiture Orders against T-Mobile and Sprint that largely adopted the allegations and conclusions of the Notices of Apparent Liability and imposed penalties on T-Mobile and Sprint. T-Mobile and Sprint paid those penalties under protest, and on June 27, 2024, T-Mobile and Sprint filed Petitions for Review challenging the FCC’s Forfeiture Orders in the United States Court of Appeals for the District of Columbia. On August 15, 2025, a panel of three judges denied the petitions for review. On January 23, 2026, the Court of Appeals denied T-Mobile’s petitions for rehearing and rehearing en banc. T-Mobile filed a petition for a writ of certiorari with the United States Supreme Court, which remains pending. We are unable to predict the potential outcome of those proceedings.

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

We anticipate that this settlement of the class action, along with other settlements of separate consumer claims that have been previously completed or are currently pending, will resolve substantially all of the claims brought to date by our current, former and prospective customers who were impacted by the August 2021 cyberattack. In connection with the class action settlement and the separate settlements, we recorded a total pre-tax charge of approximately $400 million in the second quarter of 2022.

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

In connection with the January 2023 cyberattack, we became subject to consumer class actions and regulatory inquiries. The consumer class actions have been dismissed without prejudice. We will continue to respond to regulatory inquiries and may incur significant expenses in connection with these matters. We cannot predict the timing or outcome of any of these potential matters or whether we may be subject to additional legal proceedings, claims, regulatory inquiries, investigations, or enforcement actions.

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

The following table summarizes the restructuring expenses incurred in connection with our UScellular Acquisition restructuring initiatives:

(in millions)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Incurred to Date
Contract termination costs	$19	$111	$143
Severance costs	9	66	129
Network decommissioning	11	37	53
Total restructuring plan expenses	$39	$214	$325

The restructuring expenses associated with our UScellular Acquisition restructuring initiatives are included in Cost of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

Our UScellular Acquisition restructuring initiatives also include the acceleration or termination of certain of our operating leases for cell sites, switch sites and retail stores. Incremental expenses associated with terminated leases and leases for which we have recognized accelerated lease expense were $10 million and $321 million for the three and nine months ended September 30, 2026, respectively, compared to no accelerated lease expenses incurred during the three and nine months ended September 30, 2025. These expenses are included in Cost of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

Additionally, we recognized $242 million of accelerated depreciation for the nine months ended September 30, 2026, primarily related to assets associated with the decommissioning of cell sites, compared to no accelerated depreciation incurred during the three months ended September 30, 2026 and 2025, and the nine months ended September 30, 2025. These expenses are included in Depreciation and amortization on our Condensed Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our UScellular Acquisition restructuring initiatives, including restructuring expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2025	Expenses Incurred	Cash Payments	September 30, 2026
Contract termination costs	$31	$111	$(99)	$43
Severance costs	59	66	(70)	55
Network decommissioning	1	37	(36)	2
Total	$91	$214	$(205)	$100

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

Index for Notes to the Condensed Consolidated Financial Statements
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

The following table summarizes the restructuring expenses incurred in connection with our Network Restructuring Initiative:

(in millions)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Incurred to Date
Contract termination costs	$9	$49	$54
Network decommissioning	21	82	146
Total restructuring plan expenses	$30	$131	$200

The restructuring expenses associated with our Network Restructuring Initiative are included in Cost of services on our Condensed Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our Network Restructuring Initiative, including restructuring expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2025	Expenses Incurred	Cash Payments	Adjustments for Non-Cash Items (1)	September 30, 2026
Contract termination costs	$—	$49	$(36)	$—	$13
Network decommissioning	1	82	(25)	(13)	45
Total	$1	$131	$(61)	$(13)	$58
(1)    Non-cash items primarily consist of the write-off of assets within Network decommissioning.

The liabilities accrued in connection with our Network Restructuring Initiative are presented in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

Our Network Restructuring Initiative is expected to be completed prior to the end of 2027. We are evaluating additional restructuring activities associated with the Network Restructuring Initiative, which are dependent on consultations and negotiations with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments.

2025-2026 Workforce Transformation

In the fourth quarter of 2025, we began implementing a restructuring initiative to streamline operations by centralizing leaders and teams, reducing organizational layers and eliminating duplicative roles (the “2025-2026 Workforce Transformation”).

The following table summarizes the restructuring expenses incurred in connection with our 2025-2026 Workforce Transformation initiative:

(in millions)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Incurred to Date
Severance costs	$—	$141	$531

The restructuring expenses associated with our 2025-2026 Workforce Transformation initiative are included in Cost of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income.

The changes in the liabilities associated with our 2025-2026 Workforce Transformation initiative, including restructuring expenses incurred and cash payments, are as follows:

(in millions)	December 31, 2025	Expenses Incurred	Cash Payments	September 30, 2026
Severance costs	$374	$141	$(462)	$53

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

Index for Notes to the Condensed Consolidated Financial Statements

Retail Initiatives

In connection with our ongoing digital initiatives to simplify routine transactions, as well as enhance customer experiences by transitioning in part to large-format experience stores, we began closing certain dealer- and corporate-owned stores in the second quarter of 2026. Costs associated with the closure of stores acquired in the UScellular Acquisition are included within UScellular Acquisition restructuring initiatives.

Restructuring expenses incurred in connection with these retail initiatives include contract termination, severance and store decommissioning costs. During the three and nine months ended September 30, 2026, we recorded a pre-tax charge of $31 million and $133 million, respectively, related to these retail initiatives, which is included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. Our liabilities associated with our retail initiatives as of September 30, 2026, were $40 million and are presented in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

We are evaluating additional restructuring activities associated with our retail initiatives, which are dependent on negotiations with certain counterparties and the expected impact on our business operations.

Note 16 – Additional Financial Information

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	September 30, 2026	December 31, 2025
Accounts payable	$3,908	$5,219
Property and other taxes, including payroll	1,782	1,601
Payroll and related benefits	1,209	1,709
Accrued interest	1,063	1,025
Other accrued liabilities	662	726
Accounts payable and accrued liabilities	$8,624	$10,280

Book overdrafts included in Accounts payable were $394 million and $823 million as of September 30, 2026 and December 31, 2025, respectively.

Supplemental Condensed Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flow information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Interest payments, net of amounts capitalized	$946	$997	$3,119	$2,923
Operating lease payments	1,302	1,269	4,142	3,685
Income tax payments, net of refunds received	7	63	774	415
Non-cash investing and financing activities
Change in accounts payable and accrued liabilities for purchases of property and equipment	$51	$136	$(710)	$(458)
Operating lease right-of-use assets obtained in exchange for lease obligations	582	1,064	1,647	2,138
Financing lease right-of-use assets obtained in exchange for lease obligations	340	324	1,050	1,002
Debt assumed in the UScellular Acquisition	—	1,653	—	1,653

Index for Notes to the Condensed Consolidated Financial Statements
Cash and Cash Equivalents, Including Restricted Cash

Cash and cash equivalents, including restricted cash, presented on our Condensed Consolidated Statements of Cash Flows were included on our Condensed Consolidated Balance Sheets as follows:

(in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$5,620	$5,598
Restricted cash (included in Other current assets)	321	296
Restricted cash (included in Other assets)	85	82
Cash and cash equivalents, including restricted cash	$6,026	$5,976

Note 17 – Subsequent Events

On October 1, 2026, we completed the joint acquisition of i3 Broadband. See Note 3 – Joint Ventures for additional information.

On October 9, 2026, we transferred $164 million in cash and 1,510,371 shares of T-Mobile common stock in satisfaction of our $420 million Ka’ena Acquisition earnout obligation. See Note 2 – Business Combinations for additional information.

From October 1, 2026, through October 23, 2026, we repurchased 4,987,500 shares of our common stock at an average price per share of $158.68 for a total purchase price of $791 million. See Note 12 – Stockholder Return Program for additional information.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026, included in Part I, Item 1 of this Form 10-Q, and audited consolidated financial statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

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

UScellular merger-related costs are presented below:

(in millions)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
UScellular merger-related costs
Cost of services, exclusive of depreciation and amortization	$22	$7	$15	214%	$410	$7	$403	NM
Cost of equipment sales, exclusive of depreciation and amortization	2	2	—	—%	39	2	37	NM
Selling, general and administrative	105	64	41	64%	268	111	157	141%
Depreciation and amortization	—	—	—	NM	242	—	242	NM
Total UScellular merger-related costs	$129	$73	$56	77%	$959	$120	$839	699%

Net cash payments for UScellular merger-related costs	$164	$42	$122	290%	$420	$82	$338	412%
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

Acquisition of Ka’ena Corporation

On May 1, 2024 (the “Ka’ena Acquisition Date”), we completed the merger with Ka’ena Corporation and its subsidiaries, including, among others, Mint Mobile LLC (collectively, “Ka’ena”), and as a result, Ka’ena became a wholly owned subsidiary of T-Mobile (the “Ka’ena Acquisition”). The total purchase price consists of an upfront payment on the Ka’ena Acquisition Date and an earnout payable.

Subsequent to September 30, 2026, on October 9, 2026, we transferred $164 million in cash and 1,510,371 shares of T-Mobile common stock in satisfaction of our $420 million earnout obligation.

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

On April 24, 2026, we entered into a definitive agreement with an affiliate of Wren House Infrastructure Management Limited (“Wren House”) to establish a joint venture to acquire i3 Broadband, one of Wren House’s existing fiber portfolio companies. Subsequent to September 30, 2026, on October 1, 2026, we completed the joint acquisition of i3 Broadband upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals. At closing, we invested $671 million to acquire a 50% equity interest in the joint venture and substantially all existing residential fiber customers.

On April 25, 2026, we entered into definitive agreements with affiliates of Oak Hill Capital Management, LLC (“Oak Hill”) to establish a joint venture to acquire GoNetspeed and Greenlight Networks, two of Oak Hill’s existing fiber portfolio companies. The transaction with Oak Hill is expected to close in the first half of 2027, subject to customary closing conditions and regulatory approvals, at which time we expect to invest approximately $2.0 billion to acquire a 50% equity interest in the joint venture and substantially all existing residential fiber customers.

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

Joint Venture with AT&T and Verizon

On September 14, 2026, we entered into definitive agreements and formed a joint venture with AT&T Inc. and Verizon Communications Inc., or wholly owned subsidiaries thereof, which aims to end wireless dead zones in the U.S., including in rural areas, by pooling certain spectrum resources to increase capacity and help satellite providers reach more customers through a unified platform. This joint venture is expected to accelerate direct-to-device communications by using satellite-based technologies to address coverage gaps, especially in unserved and underserved communities. We expect to license certain intellectual property to the joint venture, and will also commit to provide access to certain spectrum licenses to satellite service providers who contract with the joint venture. The formation of this joint venture did not have a material impact on our condensed consolidated financial statements. We account for the joint venture with AT&T and Verizon under the equity method of accounting.

Network Restructuring Initiative

Recent technological advancements have enhanced our Customer-Driven Coverage insights, enabling us to identify, assess and shut down low customer value sites. In the fourth quarter of 2025, we began implementing restructuring initiatives to identify and realize these cost savings on our network, excluding activities associated with the UScellular Acquisition (the “Network Restructuring Initiative”). The major activities associated with the Network Restructuring Initiative include the rationalization of network and backhaul services and the decommissioning of cell sites and distributed antenna systems to reduce our overall network cost. Our Network Restructuring Initiative also includes the termination of certain of our operating leases for cell sites and switch sites, and accelerated depreciation related to assets associated with the decommissioning of cell sites.

Network Restructuring Initiative costs are presented below:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
(in millions)
Network Restructuring Initiative
Cost of services, exclusive of depreciation and amortization	$38	$166
Depreciation and amortization	8	79
Total Network Restructuring Initiative costs	$46	$245

Network Restructuring Initiative costs have been excluded from our calculations of Adjusted EBITDA and Core Adjusted EBITDA, which are non-GAAP financial measures, as we do not consider these costs to be reflective of our ongoing operating performance. See “Adjusted EBITDA and Core Adjusted EBITDA” in the “Performance Measures” section of this MD&A.

Our Network Restructuring Initiative is expected to be completed prior to the end of 2027, with total expected costs incurred to be between $500 million and $800 million. We are evaluating additional restructuring activities associated with the Network Restructuring Initiative, which are dependent on consultations and negotiations with certain counterparties and the expected impact on our business operations, which could affect the amount or timing of the restructuring costs and related payments.

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

During the nine months ended September 30, 2026, we recorded a pre-tax charge of $141 million related to the 2025-2026 Workforce Transformation, which is included in Cost of services and Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. We have incurred substantially all of the costs associated with our 2025-2026 Workforce Transformation initiative and expect substantially all remaining associated employee separations and related cash outflows to occur throughout 2026.

See Note 15 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements for more information.

Retail Initiatives

In connection with our ongoing digital initiatives to simplify routine transactions, as well as enhance customer experiences by transitioning in part to large-format experience stores, we began closing certain dealer- and corporate-owned stores in the second quarter of 2026. The major costs associated with these retail initiatives include contract termination, severance, store decommissioning and costs associated with terminated operating leases. Costs associated with the closure of stores acquired in the UScellular Acquisition are included within UScellular merger-related costs.

During the three and nine months ended September 30, 2026, we recorded a pre-tax charge of $50 million and $158 million, respectively, related to these retail initiatives, which is included in Selling, general and administrative expenses on our Condensed Consolidated Statements of Comprehensive Income. We are evaluating additional restructuring activities associated with our retail initiatives, which are dependent on negotiations with certain counterparties and the expected impact on our business operations.

See Note 15 – Restructuring Costs of the Notes to the Condensed Consolidated Financial Statements for more information.

Results of Operations

Set forth below is a summary of our consolidated financial results:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Postpaid revenues	$16,269	$14,882	$1,387	9%	$47,751	$42,554	$5,197	12%
Prepaid revenues	2,427	2,625	(198)	(8)%	7,417	7,911	(494)	(6)%
Wholesale and other service revenues	679	734	(55)	(7)%	2,021	2,139	(118)	(6)%
Total service revenues	19,375	18,241	1,134	6%	57,189	52,604	4,585	9%
Equipment revenues	3,929	3,465	464	13%	11,449	10,608	841	8%
Other revenues	280	251	29	12%	844	763	81	11%
Total revenues	23,584	21,957	1,627	7%	69,482	63,975	5,507	9%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	3,007	2,873	134	5%	9,324	8,192	1,132	14%
Cost of equipment sales, exclusive of depreciation and amortization shown separately below	5,444	4,853	591	12%	15,987	14,310	1,677	12%
Selling, general and administrative	6,020	6,015	5	—%	17,820	16,900	920	5%
Impairment expense	—	278	(278)	(100)%	—	278	(278)	(100)%
Depreciation and amortization	3,452	3,408	44	1%	10,703	9,752	951	10%
Total operating expenses	17,923	17,427	496	3%	53,834	49,432	4,402	9%
Operating income	5,661	4,530	1,131	25%	15,648	14,543	1,105	8%
Other expense, net
Interest expense, net	(1,031)	(924)	(107)	12%	(3,117)	(2,762)	(355)	13%
Other expense, net	(90)	(78)	(12)	15%	(329)	(135)	(194)	144%
Total other expense, net	(1,121)	(1,002)	(119)	12%	(3,446)	(2,897)	(549)	19%
Income before income taxes	4,540	3,528	1,012	29%	12,202	11,646	556	5%
Income tax expense	(1,085)	(814)	(271)	33%	(3,004)	(2,757)	(247)	9%
Net income	$3,455	$2,714	$741	27%	$9,198	$8,889	$309	3%

Statement of Cash Flows Data
Net cash provided by operating activities	$7,341	$7,457	$(116)	(2)%	$22,063	$21,296	$767	4%
Net cash provided by (used in) investing activities	358	(10,139)	10,497	(104)%	(5,543)	(15,107)	9,564	(63)%
Net cash used in financing activities	(4,848)	(4,238)	(610)	14%	(16,470)	(8,250)	(8,220)	100%
Non-GAAP Financial Measures
Adjusted EBITDA	$9,620	$8,684	$936	11%	$28,398	$25,490	$2,908	11%
Core Adjusted EBITDA	9,620	8,680	940	11%	28,397	25,479	2,918	11%
Adjusted Free Cash Flow	5,071	4,818	253	5%	14,467	13,810	657	5%

The following discussion and analysis is for the three and nine months ended September 30, 2026, compared to the same periods in 2025, unless otherwise stated.

Total revenues increased $1.6 billion, or 7%, for the three months ended and increased $5.5 billion, or 9%, for the nine months ended September 30, 2026. The components of these changes are discussed below.

Postpaid revenues increased $1.4 billion, or 9%, for the three months ended and increased $5.2 billion, or 12%, for the nine months ended September 30, 2026.

The increase for the three months ended September 30, 2026, was primarily from:

•Higher average postpaid accounts, including following the acquisitions of UScellular and Metronet; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

The increase for the nine months ended September 30, 2026, was primarily from:

•Higher average postpaid accounts, including following the acquisitions of UScellular, Metronet and Lumos; and
•Higher postpaid ARPA. See “Postpaid ARPA” in the “Performance Measures” section of this MD&A.

Prepaid revenues decreased $198 million, or 8%, for the three months ended and decreased $494 million, or 6%, for the nine months ended September 30, 2026.

The decrease for the three months ended September 30, 2026, was primarily from:

•Lower average prepaid customers; and
•Lower average revenue per customer, primarily from dilution from promotional activity and rate plan mix.

The decrease for the nine months ended September 30, 2026, was primarily from:

•Lower average revenue per customer, primarily from dilution from promotional activity and rate plan mix; and
•Lower average prepaid customers.

Wholesale and other service revenues decreased $55 million, or 7%, for the three months ended and decreased $118 million, or 6%, for the nine months ended September 30, 2026, primarily from lower MVNO revenues, including lower DISH and TracFone MVNO revenues.

Equipment revenues increased $464 million, or 13%, for the three months ended and increased $841 million, or 8%, for the nine months ended September 30, 2026.

The increase for the three months ended September 30, 2026, was primarily from:

•An increase of $293 million in device sales revenue, primarily from:
•Higher average revenue per device sold, net of promotions, primarily driven by an increase in the high-end phone mix and higher manufacturer pricing; partially offset by
•A decrease in the total number of devices sold, primarily driven by lower prepaid devices; and
•An increase in liquidation revenue, primarily due to a higher number of liquidated devices and an increase in the high-end phone mix.

The increase for the nine months ended September 30, 2026, was primarily from:

•An increase of $517 million in device sales revenue, primarily from:
•Higher average revenue per device sold, net of promotions, primarily driven by an increase in the high-end phone mix and higher manufacturer pricing; partially offset by
•A decrease in the total number of devices sold, primarily driven by lower prepaid devices; and
•An increase in liquidation revenue, primarily due to an increase in the high-end phone mix and a higher number of liquidated devices.

Other revenues were essentially flat.

Total operating expenses increased $496 million, or 3%, for the three months ended and increased $4.4 billion, or 9%, for the nine months ended September 30, 2026. The components of this change are discussed below.

Cost of services, exclusive of depreciation and amortization, increased $134 million, or 5%, for the three months ended and increased $1.1 billion, or 14%, for the nine months ended September 30, 2026.

The increase for the three months ended September 30, 2026, was primarily from:

•Higher wholesale network access costs and amortization of customer installation fees paid to Metronet and Lumos; and
•Higher repair and maintenance expenses.

The increase for the nine months ended September 30, 2026, was primarily from:

•Higher costs following the UScellular Acquisition, including merger-related costs;
•Higher wholesale network access costs and amortization of customer installation fees paid to Metronet and Lumos; and
•Higher site costs related to the continued build-out of our nationwide 5G network.

Cost of equipment sales, exclusive of depreciation and amortization, increased $591 million, or 12%, for the three months ended and increased $1.7 billion, or 12%, for the nine months ended September 30, 2026.

The increase for the three months ended September 30, 2026, was primarily from:

•An increase of $528 million in device cost of equipment sales, primarily from:
•Higher average cost per device sold, primarily driven by higher manufacturer pricing and an increase in the high-end phone mix; partially offset by
•A decrease in the total number of devices sold, primarily driven by lower prepaid devices; and
•An increase in liquidation costs, primarily due to a higher number of liquidated devices and an increase in the high-end phone mix.

The increase for the nine months ended September 30, 2026, was primarily from:

•An increase of $1.4 billion in device cost of equipment sales, primarily from:
•Higher average cost per device sold, primarily driven by higher manufacturer pricing and an increase in the high-end phone mix; partially offset by
•A decrease in the total number of devices sold, primarily driven by lower prepaid devices; and
•An increase in liquidation costs, primarily due to a higher number of liquidated devices and an increase in the high-end phone mix.

Selling, general and administrative expenses were essentially flat for the three months ended and increased $920 million, or 5%, for the nine months ended September 30, 2026.

The three months ended September 30, 2026 was impacted by:

•Lower business tax refunds and credits; and
•Higher bad debt expense; offset by
•Lower personnel-related costs, including payroll and benefits; and
•Lower external labor and professional services expenses.

The increase for the nine months ended September 30, 2026, was primarily from:

•Higher costs following the UScellular Acquisition, including merger-related costs;
•Higher bad debt expense;
•Higher advertising expense;
•Contract termination and other costs associated with our retail initiatives; and
•A $151 million gain recognized in the prior period related to the completed sale of a portion of our 3.45 GHz spectrum licenses; partially offset by
•Lower external labor and professional services expenses; and
•An increase in vendor credits related to software services.

Impairment expense was $278 million for both the three and nine months ended September 30, 2025, due to the impairment of capitalized software development costs related to our billing system.

Depreciation and amortization increased slightly for the three months ended and increased $951 million, or 10%, for the nine months ended September 30, 2026.

The increase for the nine months ended September 30, 2026, was primarily from:

•Higher depreciation and amortization expense from assets acquired in the UScellular Acquisition and the continued build-out of our nationwide 5G network; and
•Higher depreciation expense from the accelerated depreciation of certain network and technology assets, including UScellular restructuring.

Operating income, the components of which are discussed above, increased $1.1 billion, or 25%, for the three months ended and increased $1.1 billion, or 8%, for the nine months ended September 30, 2026.

Interest expense, net increased $107 million, or 12%, for the three months ended and increased $355 million, or 13%, for the nine months ended September 30, 2026.

The increase for the nine months ended September 30, 2026, was primarily from:

•Higher interest expense due to higher average debt outstanding and a higher average effective interest rate; and
•Lower interest income, primarily due to lower average balances and lower average interest rates on short-term cash equivalents.

Other expense, net was essentially flat for the three months ended and increased $194 million, or 144%, for the nine months ended September 30, 2026.

The increase for the nine months ended September 30, 2026, was primarily from our proportionate share of net losses from the Lumos and Metronet joint ventures recognized during the current period.

Income before income taxes, the components of which are discussed above, was $4.5 billion and $3.5 billion for the three months ended September 30, 2026 and 2025, respectively, and $12.2 billion and $11.6 billion for the nine months ended September 30, 2026 and 2025, respectively.

Income tax expense increased $271 million, or 33%, for the three months ended and increased $247 million, or 9%, for the nine months ended September 30, 2026.

The increase for the three months ended September 30, 2026, was primarily from higher income before income taxes.

Our effective tax rate was 23.9% and 23.1% for the three months ended September 30, 2026 and 2025, respectively.

The increase for the nine months ended September 30, 2026, was primarily from:

•Higher income before income taxes; and
•A decrease in excess tax benefits related to the vesting of restricted stock awards.

Our effective tax rate was 24.6% and 23.7% for the nine months ended September 30, 2026 and 2025, respectively.

Net income, the components of which are discussed above, was $3.5 billion and $2.7 billion for the three months ended September 30, 2026 and 2025, respectively, and $9.2 billion and $8.9 billion for the nine months ended September 30, 2026 and 2025, respectively. Net income included:

•UScellular merger-related costs, including accelerated depreciation, net of tax, of $98 million and $720 million for the three and nine months ended September 30, 2026, respectively, compared to $55 million and $90 million of UScellular merger-related costs, net of tax, for the three and nine months ended September 30, 2025, respectively;
•Costs associated with our Network Restructuring Initiative, including accelerated depreciation, net of tax, of $35 million and $184 million for the three and nine months ended September 30, 2026, respectively; and
•Impairment expense related to certain capitalized software development costs, net of tax, of $208 million for both the three and nine months ended September 30, 2025.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. and Sprint Capital Corporation is presented in the table below:

(in millions)	September 30, 2026	December 31, 2025
Current assets	$13,988	$12,459
Noncurrent assets	12,869	17,604
Current liabilities	13,394	16,426
Noncurrent liabilities	107,430	97,390
Due to non-guarantors	19,137	8,371
Due to related parties	717	2,174

The summarized results of operations information for the consolidated obligor group of debt issued by T-Mobile USA, Inc. and Sprint Capital Corporation is presented in the table below:

(in millions)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Total revenues	$510	$839
Operating loss	(3,280)	(4,437)
Net loss	(7,791)	(8,935)
Revenue from non-guarantors	511	836
Operating expenses from non-guarantors	1,718	2,296
Other expense, net, to non-guarantors	(137)	(164)

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

The following table sets forth the number of ending postpaid accounts:

	As of September 30,		Change
(in thousands)	2026	2025	#	%
Postpaid accounts (1) (2) (3) (4) (5)	34,974	33,979	995	3%
(1)In the second quarter of 2026, Metronet agreed to repurchase certain customer accounts, resulting in a base adjustment to decrease postpaid accounts by 16,000.
(2)In the first quarter of 2026, we recognized a base adjustment to decrease postpaid accounts by 18,000, primarily due to combining certain business accounts that have multiple billing account numbers.
(3)In the third quarter of 2025, we acquired 1,448,000 postpaid accounts through the UScellular Acquisition, which includes the impact of certain base adjustments to align the policies of UScellular and T-Mobile.
(4)In the third quarter of 2025, we acquired 633,000 postpaid accounts from Metronet and other acquisitions.
(5)In the second quarter of 2025, we acquired 85,000 postpaid accounts from Lumos.
These base adjustments had no impact on postpaid net account additions.

Postpaid Net Account Additions

The following table sets forth the number of postpaid net account additions:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2026	2025	#	%	2026	2025	#	%
Postpaid net account additions	274	396	(122)	(31)%	768	919	(151)	(16)%

Postpaid net account additions decreased 122,000, or 31%, for the three months ended September 30, 2026, primarily from higher account deactivations driven by higher average broadband-only accounts which have higher churn, the temporary impact of our rate plan modernization and the impact of a growing account base, including following the acquisitions of UScellular and Metronet.

Postpaid net account additions decreased 151,000, or 16%, for the nine months ended September 30, 2026, primarily from:

•Higher account deactivations driven by higher average broadband-only accounts which have higher churn, the impact of a growing account base, including following the acquisitions of UScellular and Metronet, and higher industry switching; partially offset by
•Higher gross account additions, including fiber account additions following the acquisitions of Metronet and Lumos.

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

The following table sets forth the churn:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025		2026	2025
Postpaid account churn	1.09%	0.97%	12 bps	1.04%	0.94%	10 bps

Postpaid account churn increased 12 basis points for the three months ended September 30, 2026, primarily from:

•Higher average broadband-only accounts which have higher churn; and
•The temporary impact of our rate plan modernization.

Postpaid account churn increased 10 basis points for the nine months ended September 30, 2026, primarily from:

•Higher average broadband-only accounts which have higher churn, including following the acquisitions of Metronet and Lumos; and
•Higher industry switching.

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

The following table sets forth our operating measure ARPA:

(in dollars)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Postpaid ARPA	$155.73	$149.44	$6.29	4%	$153.53	$148.54	$4.99	3%

Postpaid ARPA increased $6.29, or 4%, for the three months ended and increased $4.99, or 3%, for the nine months ended September 30, 2026.

The increase for the three months ended September 30, 2026, was primarily from:

•Higher fee revenue, including from the adoption of tax and fee exclusive plans, and the positive impact from our rate plan modernization; and
•An increase in customers per account, including from the continued adoption of 5G broadband and continued growth of T-Mobile for Business accounts, partially offset by fiber and UScellular accounts with fewer customers per account; partially offset by
•Increased promotional activity, including the success of bundled offerings.

The increase for the nine months ended September 30, 2026, was primarily from:

•Higher fee revenue, including from the adoption of tax and fee exclusive plans, and the positive impacts from our rate plan optimization in the prior year and rate plan modernization; and
•An increase in customers per account, including from the continued adoption of 5G broadband and continued growth of T-Mobile for Business accounts, partially offset by fiber and UScellular accounts with fewer customers per account; partially offset by
•Increased promotional activity, including the success of bundled offerings.

Adjusted EBITDA and Core Adjusted EBITDA

Adjusted EBITDA represents earnings before Interest expense, net of Interest income, Income tax expense, Depreciation and amortization, stock-based compensation and certain expenses, gains and losses, which are not reflective of our ongoing operating performance (“Special Items”). Special Items include UScellular merger-related costs, costs associated with the Network Restructuring Initiative, certain legal-related expenses and recoveries, Impairment expense, restructuring costs not directly attributable to the UScellular Acquisition (including severance), and other non-core gains and losses. Core Adjusted EBITDA represents Adjusted EBITDA less device lease revenues. Adjusted EBITDA margin represents Adjusted EBITDA divided by Service revenues. Core Adjusted EBITDA margin represents Core Adjusted EBITDA divided by Service revenues.

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

The following table illustrates the calculation of Adjusted EBITDA and Core Adjusted EBITDA and reconciles Adjusted EBITDA and Core Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2026	2025	$	%	2026	2025	$	%
Net income	$3,455	$2,714	$741	27%	$9,198	$8,889	$309	3%
Adjustments:
Interest expense, net	1,031	924	107	12%	3,117	2,762	355	13%
Other expense, net	90	78	12	15%	329	135	194	144%
Income tax expense	1,085	814	271	33%	3,004	2,757	247	9%
Operating income	5,661	4,530	1,131	25%	15,648	14,543	1,105	8%
Depreciation and amortization	3,452	3,408	44	1%	10,703	9,752	951	10%
Stock-based compensation (1)	195	217	(22)	(10)%	610	563	47	8%
UScellular merger-related costs	129	73	56	77%	717	120	597	498%
Network Restructuring Initiative costs	38	—	38	NM	166	—	166	NM
Legal-related expenses, net (2)	14	8	6	75%	84	10	74	740%
Impairment expense	—	278	(278)	(100)%	—	278	(278)	(100)%
Other, net (3)	131	170	(39)	(23)%	470	224	246	110%
Adjusted EBITDA	9,620	8,684	936	11%	28,398	25,490	2,908	11%
Lease revenues	—	(4)	4	(100)%	(1)	(11)	10	(91)%
Core Adjusted EBITDA	$9,620	$8,680	$940	11%	$28,397	$25,479	$2,918	11%
Net income margin (Net income divided by Service revenues)	18%	15%		300 bps	16%	17%		-100 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by Service revenues)	50%	48%		200 bps	50%	48%		200 bps
Core Adjusted EBITDA margin (Core Adjusted EBITDA divided by Service revenues)	50%	48%		200 bps	50%	48%		200 bps
(1)Stock-based compensation includes payroll tax impacts and may not agree with stock-based compensation expense on the condensed consolidated financial statements.
(2)Legal-related expenses, net, consists of the settlement of certain litigation and compliance costs associated with the August 2021 cyberattack, net of insurance recoveries.
(3)Other, net, primarily consists of certain severance, restructuring and other expenses, gains and losses, not directly attributable to the UScellular Acquisition, which are not reflective of T-Mobile’s ongoing core business activities and are, therefore, excluded from Adjusted EBITDA and Core Adjusted EBITDA. Other, net, for the nine months ended September 30, 2026, includes $141 million of severance and related costs associated with the 2025-2026 Workforce Transformation and $50 million and $158 million of costs associated with our retail initiatives for the three and nine months ended September 30, 2026, respectively.
NM - Not meaningful

Core Adjusted EBITDA increased $940 million, or 11%, for the three months ended and increased $2.9 billion, or 11%, for the nine months ended September 30, 2026. The components of Core Adjusted EBITDA are discussed further above.

The increase for the three months ended September 30, 2026, was primarily from:

•Higher Total service revenues; and
•Higher Equipment revenues, excluding Lease revenues; partially offset by
•Higher Cost of equipment sales, excluding Special Items; and
•Higher Cost of services, excluding Special Items.

The increase for the nine months ended September 30, 2026, was primarily from:

•Higher Total service revenues; and
•Higher Equipment revenues, excluding Lease revenues; partially offset by
•Higher Cost of equipment sales, excluding Special Items;

•Higher Cost of services, excluding Special Items; and
•Higher Selling, general and administrative expenses, excluding Special Items.

Adjusted EBITDA increased $936 million, or 11%, for the three months ended September 30, 2026, and increased $2.9 billion, or 11%, for the nine months ended September 30, 2026, due to the fluctuations in Core Adjusted EBITDA discussed above.

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

Cash Flows

The following is a condensed schedule of our cash flows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Net cash provided by operating activities	$7,341	$7,457	$(116)	(2)%	$22,063	$21,296	$767	4%
Net cash provided by (used in) investing activities	358	(10,139)	10,497	(104)%	(5,543)	(15,107)	9,564	(63)%
Net cash used in financing activities	(4,848)	(4,238)	(610)	14%	(16,470)	(8,250)	(8,220)	100%

Operating Activities

Net cash provided by operating activities decreased $116 million, or 2%, for the three months ended and increased $767 million, or 4%, for the nine months ended September 30, 2026.

The decrease for the three months ended September 30, 2026, was primarily from:

•A $592 million increase in net cash outflows from changes in working capital, primarily due to higher use of cash from Accounts payable and accrued liabilities and Inventory, partially offset by lower use of cash from Other current and long-term liabilities, Accounts receivable and Other current and long-term assets; partially offset by
•A $476 million increase in Net income, adjusted for non-cash income and expenses.
•Net cash provided by operating activities includes the impact of $198 million and $96 million in net payments for Merger-related costs for the three months ended September 30, 2026 and 2025, respectively.

The increase for the nine months ended September 30, 2026, was primarily from:

•A $1.4 billion increase in Net income, adjusted for non-cash income and expenses; partially offset by
•A $681 million increase in net cash outflows from changes in working capital, primarily due to higher use of cash from Accounts payable and accrued liabilities and Short- and long-term operating lease liabilities, partially offset by lower use of cash from Other current and long-term liabilities, Other current and long-term assets and Operating lease right-of-use assets.
•Net cash provided by operating activities includes the impact of $532 million and $258 million in net payments for Merger-related costs for the nine months ended September 30, 2026 and 2025, respectively.

Investing Activities

Net cash provided by investing activities increased $10.5 billion from a net use of cash for the three months ended September 30, 2025, to a net source of cash for the three months ended September 30, 2026. Net cash used in investing activities decreased $9.6 billion, or 63%, for the nine months ended September 30, 2026.

The net source of cash for the three months ended September 30, 2026, was primarily from:

•$2.9 billion in Proceeds from the sale of property, equipment and intangible assets, primarily from the cash consideration related to the sale of our 800 MHz spectrum licenses to Grain (see Note 6 – Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements); partially offset by
•$2.3 billion in Purchases of property and equipment, including capitalized interest, for the continued build-out of our nationwide 5G network; and
•$324 million in Purchases of spectrum and intangible assets.

The net use of cash for the nine months ended September 30, 2026, was primarily from:

•$7.6 billion in Purchases of property and equipment, including capitalized interest, for the continued build-out of our nationwide 5G network, including for incremental capital expenditures following the UScellular Acquisition; and
•$834 million in Purchases of spectrum and intangible assets; partially offset by
•$3.0 billion in Proceeds from the sale of property, equipment and intangible assets, primarily from the cash consideration related to the sale of our 800 MHz spectrum licenses to Grain (see Note 6 – Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements).

Financing Activities

Net cash used in financing activities increased $610 million, or 14%, for the three months ended and increased $8.2 billion, or 100%, for the nine months ended September 30, 2026.

The net use of cash for the three months ended September 30, 2026, was primarily from:

•$2.4 billion in Repurchases of common stock;
•$1.4 billion in Repayments of long-term debt;
•$1.1 billion in Dividends on common stock; and
•$331 million in Repayments of financing lease obligations; partially offset by
•$498 million in Proceeds from issuance of long-term debt, net.

The net use of cash for the nine months ended September 30, 2026, was primarily from:

•$9.6 billion in Repurchases of common stock;
•$9.1 billion in Repayments of long-term debt;
•$3.3 billion in Dividends on common stock; and
•$995 million in Repayments of financing lease obligations; partially offset by
•$6.9 billion in Proceeds from issuance of long-term debt, net.

Cash and Cash Equivalents

As of September 30, 2026, and December 31, 2025, our Cash and cash equivalents were $5.6 billion.

Adjusted Free Cash Flow

Adjusted Free Cash Flow represents Net cash provided by operating activities less cash payments for Purchases of property and equipment, including capitalized interest. Adjusted Free Cash Flow is a non-GAAP financial measure utilized by management, investors and analysts of our financial information to evaluate cash available to pay debt, repurchase shares, pay dividends and provide further investment in the business. Adjusted Free Cash Flow margin is calculated as Adjusted Free Cash Flow divided by Service revenues. Adjusted Free Cash Flow margin is utilized by management, investors and analysts to evaluate the Company’s ability to convert service revenue efficiently into cash available to pay debt, repurchase shares, pay dividends and provide further investment in the business.

The table below provides a reconciliation of Adjusted Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2026	2025	$	%	2026	2025	$	%
Net cash provided by operating activities	$7,341	$7,457	$(116)	(2)%	$22,063	$21,296	$767	4%
Cash purchases of property and equipment, including capitalized interest	(2,270)	(2,639)	369	(14)%	(7,596)	(7,486)	(110)	1%
Adjusted Free Cash Flow	$5,071	$4,818	$253	5%	$14,467	$13,810	$657	5%
Net cash provided by operating activities margin (Net cash provided by operating activities divided by Service revenues)	38%	41%		-300 bps	39%	40%		-100 bps
Adjusted Free Cash Flow margin (Adjusted Free Cash Flow divided by Service revenues)	26%	26%		— bps	25%	26%		-100 bps

Adjusted Free Cash Flow increased $253 million, or 5%, for the three months ended and increased $657 million, or 5%, for the nine months ended September 30, 2026.

The increase for the three months ended September 30, 2026, was primarily from:

•Lower Cash purchases of property and equipment, including capitalized interest, primarily from the planned timing of capital purchases; partially offset by
•Lower Net cash provided by operating activities, as described above.
•Adjusted Free Cash Flow includes the impact of $198 million and $96 million in net payments for Merger-related costs for the three months ended September 30, 2026 and 2025, respectively.

The increase for the nine months ended September 30, 2026, was primarily from higher Net cash provided by operating activities, as described above. Adjusted Free Cash Flow includes the impact of $532 million and $258 million in net payments for Merger-related costs for the nine months ended September 30, 2026 and 2025, respectively.

Borrowing Capacity

We maintain a revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment amount of $10.0 billion. As of September 30, 2026, there was no outstanding balance under the Revolving Credit Facility. See Note 8 – Debt of the Notes to the Condensed Consolidated Financial Statements for more information regarding the Revolving Credit Facility.

We maintain an unsecured short-term commercial paper program with the ability to borrow up to $2.0 billion from time to time. This program supplements our other available external financing arrangements and proceeds are expected to be used for general corporate purposes. As of September 30, 2026, there was no outstanding balance under this program.

Debt Financing

As of September 30, 2026, our total debt and financing lease liabilities were $86.0 billion, excluding our tower obligations, of which $77.3 billion was classified as long-term debt and $1.1 billion was classified as long-term financing lease liabilities.

During the nine months ended September 30, 2026, we issued long-term debt for net proceeds of $6.9 billion and redeemed, repaid and repurchased $9.1 billion of short- and long-term debt.

For more information regarding our debt financing transactions, see Note 8 – Debt of the Notes to the Condensed Consolidated Financial Statements.

Spectrum Auction

In June 2026, the FCC announced that we were the winning bidder of 102 licenses in Auction 113 (AWS-3 band spectrum) for an aggregate purchase price of $278 million. At the inception of Auction 113 in April 2026, we deposited $25 million. We paid the FCC the remaining $253 million for the licenses won in the auction in July 2026.

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

On May 30, 2025, we entered into a License and Unit Purchase Agreement with NEWLEVEL IV, L.P. and NEWLEVEL, LLC, both of which are affiliates of Grain Management, LLC (“Grain”), pursuant to which we agreed to sell our 800 MHz spectrum licenses in exchange for cash consideration and the receipt of Grain’s 600 MHz spectrum licenses, which we previously utilized under lease agreements with Grain. Following the receipt of certain regulatory approvals, including certain modifications to the 800 MHz spectrum licenses, on August 10, 2026, we completed the sale of our 800 MHz spectrum licenses in exchange for cash consideration of $2.9 billion and the receipt of Grain’s 600 MHz spectrum licenses valued at $690 million, for total consideration of $3.6 billion. We expect to pay approximately $850 million of cash income taxes primarily through December 31, 2027, related to the close of this transaction. In addition, we are entitled to receive a 50% share of future proceeds from transactions entered into by Grain that monetize the 800 MHz spectrum licenses, in excess of their invested capital, certain expenses and a specified return on their investment. On October 8, 2026, Grain entered into a purchase and sale agreement with

Space Exploration Technologies Corp. for the sale of the 800 MHz spectrum licenses, subject to customary closing conditions and regulatory approvals. We have not recognized an associated gain for this potential additional consideration.

On September 21, 2026, we acquired 600 MHz spectrum licenses from TStar 600, LLC and two of its subsidiaries, in exchange for cash consideration of $290 million, which is expected to be paid in the first quarter of 2027.

For more information regarding our license purchase agreements, see Note 6 – Spectrum License Transactions of the Notes to the Condensed Consolidated Financial Statements.

Acquisition of Ka’ena Corporation

On May 1, 2024, we completed the Ka’ena Acquisition. The total purchase price consists of an upfront payment on the Ka’ena Acquisition Date and an earnout payable.

Subsequent to September 30, 2026, on October 9, 2026, we transferred $164 million in cash and 1,510,371 shares of T-Mobile common stock in satisfaction of our $420 million earnout obligation.

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

Fiber Joint Ventures

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

On April 24, 2026, we entered into a definitive agreement with Wren House to establish a joint venture to acquire i3 Broadband, one of Wren House’s existing fiber portfolio companies. Subsequent to September 30, 2026, on October 1, 2026, we completed the joint acquisition of i3 Broadband upon the completion of certain customary closing conditions, including the receipt of certain regulatory approvals. At closing, we invested $671 million to acquire a 50% equity interest in the joint venture and substantially all existing residential fiber customers.

On April 25, 2026, we entered into definitive agreements with Oak Hill to establish a joint venture to acquire GoNetspeed and Greenlight Networks, two of Oak Hill’s existing fiber portfolio companies. The transaction with Oak Hill is expected to close in the first half of 2027, subject to customary closing conditions and regulatory approvals, at which time we expect to invest approximately $2.0 billion to acquire a 50% equity interest in the joint venture and substantially all existing residential fiber customers.

Off-Balance Sheet Arrangements

We have arrangements, as amended from time to time, to sell certain EIP receivables and service accounts receivable on a revolving basis as a source of liquidity. As of September 30, 2026, we derecognized net receivables of $1.7 billion upon sale through these arrangements.

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

The indentures, supplemental indentures and credit agreements governing our long-term debt to third parties, excluding financing leases, contain covenants that, among other things, limit the ability of the Issuers or borrowers and the Guarantor Subsidiaries to incur more debt, create liens or other encumbrances and merge, consolidate or sell, or otherwise dispose of, substantially all of their assets. We were in compliance with all restrictive debt covenants as of September 30, 2026.

Financing Lease Facilities

We have uncommitted financing lease facilities with certain third parties that provide us with the ability to enter into financing leases for network equipment and services. We expect to enter into up to a total of $1.2 billion in financing lease commitments during the year ending December 31, 2026. As of September 30, 2026, we have entered into $12.1 billion of financing leases under these financing lease facilities, of which $326 million and $1.0 billion were executed during the three and nine months ended September 30, 2026, respectively.

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

On June 15, 2026, our Board of Directors declared a cash dividend of $1.02 per share on our issued and outstanding common stock, which was paid on September 10, 2026, to stockholders of record as of the close of business on August 28, 2026.

On September 24, 2026, our Board of Directors declared a cash dividend of $1.17 per share on our issued and outstanding common stock, which will be paid on December 10, 2026, to stockholders of record as of the close of business on November 25, 2026.

During the three and nine months ended September 30, 2026, we paid an aggregate of $1.1 billion and $3.3 billion, respectively, in cash dividends to our stockholders, which are presented within Net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows. As of September 30, 2026, $1.2 billion for dividends payable is presented within Other current liabilities on our Condensed Consolidated Balance Sheets.

During the three months ended September 30, 2026, we repurchased 13,621,695 shares of our common stock at an average price per share of $177.31 for a total purchase price of $2.4 billion, and during the nine months ended September 30, 2026, we repurchased 48,372,465 shares of our common stock at an average price per share of $195.81 for a total purchase price of $9.5 billion, under the 2026 Stockholder Return Program. As of September 30, 2026, we had up to $5.4 billion remaining under the 2026 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2026.

Subsequent to September 30, 2026, from October 1, 2026, through October 23, 2026, we repurchased 4,987,500 shares of our common stock at an average price per share of $158.68 for a total purchase price of $791 million under the 2026 Stockholder Return Program. As of October 23, 2026, we had up to $4.6 billion remaining under the 2026 Stockholder Return Program for repurchases of shares and quarterly dividends through December 31, 2026.

For additional information regarding the 2026 Stockholder Return Program, see Note 12 – Stockholder Return Program of the Notes to the Condensed Consolidated Financial Statements.

Related Person Transactions

We have related person transactions associated with DT or its respective affiliates in the ordinary course of business, including intercompany servicing and licensing.

As of October 23, 2026, DT held, directly or indirectly, approximately 55.0% of the outstanding T-Mobile common stock. As a result of the Proxy, Lock-Up and ROFR Agreement, dated April 1, 2020, by and between DT and SoftBank Group Corp., DT has voting control, as of October 23, 2026, over approximately 55.9% of the outstanding T-Mobile common stock.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended September 30, 2026, that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates or former affiliates that we do not control and that are our affiliates or former affiliates solely due to their common control with DT. We have relied upon DT for information regarding their respective activities, transactions and dealings.

DT, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran and Telecommunication Infrastructure Company of Iran. In addition, during the three months ended September 30, 2026, DT, through certain of its non-U.S. subsidiaries, provided basic telecommunications services to four customers in Germany identified on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control: CPG Engineering & Commercial Services GmbH, Golgohar Trade and Technology GmbH, International Trade and Industrial Technology ITRITEC GmbH and Kara Industrial Trading GmbH. These services are in the process of being terminated, in particular by undertaking appropriate legal steps before German courts. For the three months ended September 30, 2026, gross revenues of all DT affiliates generated by roaming and interconnection traffic and telecommunications services with the Iranian parties identified herein were less than $0.1 million, and the estimated net profits were less than $0.1 million.

In addition, DT, through certain of its non-U.S. subsidiaries that operate a fixed-line network in their respective European home countries (in particular, Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended September 30, 2026, were less than $0.1 million. We understand that DT intends to continue these activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risks in the normal course of business, primarily from changes in interest rates, including changes in investment yields and changes in spreads due to credit risk, foreign currency exchange rate fluctuations and other factors. These risks, along with other business risks, impact our cost of capital. Our policy is to manage exposure related to fluctuations in interest rates in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. We have established interest rate risk limits that are closely monitored by measuring interest rate sensitivities of our debt portfolio. As of September 30, 2026, we have €7.3 billion outstanding in EUR-denominated Senior Notes, which are subject to foreign currency exchange rate fluctuations. We have entered into cross-currency swap agreements that qualify and have been designated as fair value hedges of our EUR-denominated debt, mitigating our exposure to foreign currency transaction gains and losses. We do not foresee significant changes in the strategies used to manage market risk in the near future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information regarding our share repurchases during the three months ended September 30, 2026:

(in millions, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1, 2026 - July 31, 2026	3,892,974	$181.82	3,892,974	$8,228
August 1, 2026 - August 31, 2026	4,676,321	179.28	4,676,321	7,390
September 1, 2026 - September 30, 2026	5,052,400	172.01	5,052,400	5,432
Total	13,621,695		13,621,695
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.1*	Letter Agreement, dated as of September 1, 2026, by and between T-Mobile US, Inc. and Jessica Uhl.				X
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (the cover page XBRL tags)

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

October 28, 2026	/s/ Peter Osvaldik
Peter Osvaldik
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)